Form 10-Q
period 2009-09-30
COWEN GROUP, INC.
filed 2009-11-25
CIK 1466538

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34516

Cowen Group, Inc.
(formerly LexingtonPark Parent Corp.)
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-0423711 (I.R.S. Employer Identification No.)
599 Lexington Avenue New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)
(212) 845-7900 (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 23, 2009, there were 56,397,411 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

        As of September 30, 2009, LexingtonPark Parent Corp. (n/k/a Cowen Group, Inc., "Cowen Group" or the "Company"), had not conducted any material activities other than those incidental to its formation, the matters contemplated by the Transaction Agreement and the Agreement and Plan of Merger, dated as of June 3, 2009 (which we refer to as the Transaction Agreement), by and among the Company, Ramius LLC (f/k/a Park Exchange LLC, "Ramius"), RCG Holdings LLC (f/k/a Ramius LLC, "RCG"), Lexington Merger Corp. and Cowen Holdings, Inc. (f/k/a Cowen Group, Inc., "Cowen Holdings"), and the submission of certain required regulatory filings. The Company was jointly formed on June 1, 2009 by Cowen Holdings and RCG in connection with the transactions contemplated by the Transaction Agreement (the "Transactions"). Following the completion of the Transactions on November 2, 2009, the Company became the holding company of Cowen Holdings, the former Cowen Group, Inc., and Ramius LLC, which was known at the time as Park Exchange LLC, a holding company formed in connection with the Transactions, which has acquired substantially all the assets of RCG and has assumed substantially all of RCG's liabilities. At that time, the Company changed its name to Cowen Group, Inc., Park Exchange changed its name to Ramius LLC, RCG changed its name to RCG Holdings LLC and Cowen Holdings, the former Cowen Group, Inc., changed its name to Cowen Holdings, Inc.

        As a result of the fact that the combination was consummated during the fourth quarter of 2009, in this Form 10-Q for the quarterly period ended September 30, 2009, we are providing standalone results for both the Company and Ramius. Under the acquisition method of accounting, RCG Holdings LLC was treated as the accounting acquirer in the combination. As such, Ramius (the business of which was operated by RCG prior to the consummation of the Transactions) is the predecessor reporting entity of the Company. The results of operations of Cowen Holdings will be included in the Company's consolidated results of operations from November 2, 2009.

        The diagram below shows the structure of the Company following completion of the Transactions:

(1)
Members of our senior management control the managing member of RCG. RCG members also include BA Alpine Holdings, Inc., an affiliate of HVB.

(2)
Of the 37,536,826 shares of our Class A common stock held by RCG, (i) 8,518,685 shares are attributable to BA Alpine Holdings, Inc. and (ii) 9,527,596 are attributable to our directors and executive officers.

Special Note Regarding Forward-Looking Statements

        We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "intend" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained herein.

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We undertake no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations.

        Unaudited Consolidated Financial Statements are presented for the three and nine months ended September 30, 2009 and 2008. The Consolidated Financial Statements as of December 31, 2008 were audited.

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements

COWEN GROUP, INC. (FORMERLY LEXINGTONPARK PARENT CORP.)

Cowen Group, Inc. (formerly LexingtonPark Parent Corp.)

Consolidated Statement of Financial Condition

(Unaudited)

As of September 30, 2009
Assets
Cash	$0.02

Total assets	$0.02

Liabilities and Stockholders' Equity
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	$—
Class A common stock, par value $0.01 per share; 250,000,000 shares authorized, 2 shares issued and outstanding	0.02
Class B common stock, par value $0.01 per share; 250,000,000 shares authorized, no shares issued and outstanding	—

Total stockholders' equity	0.02

Total liabilities and equity	$0.02

The accompanying notes are an integral part of this financial statement.

Cowen Group, Inc. (formerly LexingtonPark Parent Corp.)

Notes to the Consolidated Statement of Financial Condition

(Unaudited)

1. Organization and Basis of Presentation

Organization

        Cowen Group, Inc. (formerly LexingtonPark Parent Corp.) (the "Company"), a Delaware corporation, was formed on June 1, 2009 in connection with the Transaction Agreement and Agreement and Plan of Merger ("Transaction Agreement"), dated as of June 3, 2009, by and among Cowen Group, Inc., a Delaware corporation ("Cowen Holdings"), Lexington Merger Corp., a Delaware corporation and direct wholly owned subsidiary of LexingtonPark Parent Corp., Park Exchange LLC, a Delaware limited liability company and direct wholly owned subsidiary of LexingtonPark Parent Corp., and Ramius LLC, a Delaware limited liability company ("Ramius").

        As of September 30, 2009, LexingtonPark Parent Corp. had not conducted any material activities other than those incident to its formation and the matters contemplated by the Transaction Agreement, such as the formation of Lexington Merger Corp and Park Exchange LLC and the making of certain regulatory filings.

Basis of Presentation

        The accompanying financial statement is prepared in accordance with accounting principles generally accepted in the United States of America that require management to make certain estimates and assumptions. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

        As of September 30, 2009, LexingtonPark had not conducted any material activities other than those incidental to its formation and those described above.

2. Subsequent Events

        The transactions, as contemplated by the Transaction Agreement, were consummated on November 2, 2009. On that date, LexingtonPark Parent Corp. changed its name to Cowen Group, Inc. ("Cowen Group"), Ramius changed its name to RCG Holdings LLC ("RCG"), Park Exchange LLC changed its name to Ramius LLC and Cowen Group, Inc. changed its name to Cowen Holdings, Inc. ("Cowen Holdings"). Upon the closing of the transactions Park Exchange LLC acquired substantially all of the assets and assumed substantially all of the liabilities of RCG. At the closing of the transactions, 37,536,826 shares of Cowen Group's Class A Common Stock were issued to RCG. Under the terms of the Transaction Agreement each outstanding share of common stock of Cowen was converted into one share of Class A Common Stock of Cowen Group. Cowen Group is the parent of both Cowen Holdings and Park Exchange LLC following the consummation of the transactions.

        Concurrently with the completion of the transactions described above, HVB Alternative Advisors LLC ("HVB"), received approximately 2.7 million shares of Class A Common Stock of Cowen Group and approximately $10.4 million in exchange for transferring to Cowen Holdings the 50% interest in Ramius's fund of funds business not already owned by Ramius.

Cowen Group, Inc. (formerly LexingtonPark Parent Corp.)

Notes to the Consolidated Statement of Financial Condition (Continued)

(Unaudited)

2. Subsequent Events (Continued)

        On November 2, 2009, the Company entered into an amended collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit. At the Company election and discretion, borrowings under the collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 1.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 3.5%. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 3.5%. $25.0 million of the collateralized revolving credit agreement will mature on January 4, 2010; the remainder on September 29, 2011.

        New guaranty agreements were executed on November 2, 2009 by the Company and Park Exchange LLC to obtain the consent of the lessor of Ramius's leased aircraft to assign the lease to the Company and Park Exchange LLC. The guaranty contains a covenant that the Company must maintain a minimum assets under management of $6.5 billion, based on the combined assets under management of Ramius and Cowen Holdings. If the assets under management falls below $6.5 billion, the lessor would require a cash deposit or letter of credit equal to 12 months of lease payments ($1,759,800).

        On November 2, 2009, Ramius's office leases at 599 Lexington Avenue, New York, NY, 666 Third Avenue, New York, NY, and Purchase, NY were assigned to and assumed by Park Exchange LLC. Concurrently, landlord consents for the lease assignments were obtained and guaranty agreements were executed by the Company. The guaranties provide for, among other things, the full and timely payment of rent and the full and prompt observance of other obligations set forth in the leases.

        Immediately following the consummation of the transactions, Ramius transferred interests in Ramius Enterprise LP, having a value of approximately $190 million, to the Company.

        The business combination between Ramius and Cowen Holdings will be accounted for as an acquisition by Ramius of Cowen Holdings. As a result, the historical financial statements of Ramius will become the historical financial statements of Cowen Group.

        The assets and liabilities of Cowen Holdings were, as of November 2, 2009, recorded at their respective fair values and added to those of Ramius. The financial statements of Cowen Group that include periods after November 2, 2009 will reflect such fair values and will not be restated retroactively to reflect the historical financial position or results of operations of Cowen Holdings. For periods after November 2, 2009, the results of operations of Cowen Holdings will be included in the results of operations of Cowen Group.

        Initial accounting for the transaction is incomplete as of the date through which subsequent events have been evaluated and therefore additional information on the fair value of consideration transferred and assets and liabilities acquired is not yet available.

        The Company has evaluated events that have occurred since September 30, 2009 and through November 25, 2009, and it has determined that except for what is disclosed in this note, there are no other events that have occurred that would require recognition or additional disclosures to prevent them from being misleading.

Ramius LLC and Subsidiaries

Consolidated Statements of Financial Condition

(Unaudited)

	As of September 30, 2009	As of December 31, 2008
	(dollars in thousands)
Assets
Cash and cash equivalents	$5,871	$46,677
Cash collateral pledged	6,746	6,948
Securities owned, at fair value	8,205	15,309
Other investments	14,754	18,827
Receivable from brokers	16,814	25,911
Fees receivable (see Note 14)	12,118	19,330
Due from related parties (see Note 14)	19,723	25,298
Fixed assets, net of accumulated depreciation and amortization of $15,160 and $13,789, respectively	25,451	28,449
Goodwill	20,028	20,028
Intangible assets, net of accumulated amortization of $3,705 and $3,120, respectively	195	780
Other assets	4,488	4,984
Consolidated Ramius Funds
Cash and cash equivalents	1,563	533
Other investments, at fair value	544,965	584,462
Other assets	974	295

Total Assets	$681,895	$797,831

Liabilities and Redeemable Group Equity
Securities sold under agreement to repurchase	$—	$1,425
Payable to brokers	3,888	3,817
Compensation payable	29,758	44,450
Note payable and short-term borrowings	49,746	49,948
Fees payable (see Note 14)	1,872	7,781
Due to related parties (see Note 14)	8,776	10,549
Capital withdrawals payable	—	16,941
Accounts payable, accrued expenses and other liabilities	18,505	15,715
Consolidated Ramius Funds
Note payable and short-term borrowings	—	10,207
Due to related parties	—	136
Payable to brokers	—
Capital withdrawals payable	86	20,622
Accounts payable, accrued expenses and other liabilities	394	412

Total Liabilities	$113,025	$182,003
Commitments and Contingencies (see Note 11)
Redeemable Group Equity
Redeemable Managing Member	$—	$47,390
Redeemable Non-Managing Members	302,312	284,665
Accumulated other comprehensive loss	(684)	(1,163)

Total Redeemable Members' Capital	301,628	330,892

Redeemable Non-controlling interests in consolidated subsidiaries	267,242	284,936

Total Redeemable Group Equity	$568,870	$615,828

Total Liabilities and Redeemable Group Equity	$681,895	$797,831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ramius LLC and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Revenues
Management fees	$8,974	$17,795	$31,408	$56,443
Incentive income/(loss)	177	(862)	177	—
Interest and dividends	47	530	225	1,443
Reimbursement from affiliates	2,342	5,077	7,832	11,675
Other	577	2,352	2,265	4,737
Consolidated Ramius Funds
Interest and dividends	4,319	11,439	12,186	24,479
Other	26	488	126	1,686

Total revenues	$16,462	$36,819	$54,219	$100,463
Expenses
Employee compensation and benefits	$22,083	$15,769	$50,869	$67,703
Interest and dividends	435	441	1,122	1,195
Professional, advisory and other fees	4,463	3,818	13,633	10,106
Communications	228	371	755	1,151
Occupancy and equipment	2,446	2,699	7,519	8,863
Depreciation and amortization	1,129	1,351	3,563	2,955
Client services and business development	1,537	3,127	4,850	7,010
Other	1,375	3,184	6,628	6,649
Consolidated Ramius Funds
Interest and dividends	2,286	11,264	6,917	22,937
Professional, advisory and other fees	2,552	451	4,259	1,513
Other	473	1,307	655	2,590

Total expenses	$39,007	$43,782	$100,770	$132,672
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	$1,274	$(523)	$(2,702)	$800
Consolidated Ramius Funds net gains (losses):
Net realized and unrealized gains (losses) on investments and other transactions	26,891	(109,580)	59,178	(100,978)
Net realized and unrealized gains (losses) on derivatives	(5,972)	643	(30,870)	9,553
Net gains (losses) on foreign currency transactions	(1,563)	6,001	(3,040)	5,902

Total other income (loss)	$20,630	$(103,459)	$22,566	$(84,723)

Income (loss) before income taxes	$(1,915)	$(110,422)	$(23,985)	$(116,932)

Income tax expense (benefit)	(5,929)	554	(5,978)	738

Net income (loss)	$4,014	$(110,976)	$(18,007)	$(117,670)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	$9,899	$(48,787)	$13,888	$(52,176)
Special allocation to the Redeemable Managing Members	—	—	—	—

Net loss attributable to all Redeemable Members	$(5,885)	$(62,189)	$(31,895)	$(65,494)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ramius LLC and Subsidiaries

Consolidated Statements of Changes in Redeemable Group Equity

(Unaudited)

	Redeemable Managing Member	Redeemable Non-Managing Members	Accumulated Other Comprehensive Loss	Total Redeemable Members' Capital	Redeemable Non-Controlling Interests	Total Redeemable Group Equity	Total Comprehensive Income (Loss)
	(dollars in thousands)
Balance at January 1, 2008	$74,184	$406,086	$(290)	$479,980	$203,523	$683,503	$—
Contributions	—	12,465	—	12,465	234,242	246,707	—
Withdrawals	—	(1,976)	—	(1,976)	(18,654)	(20,630)	—
Comprehensive income (loss)
Net loss (see Note 7)	(9,871)	(55,623)	—	(65,494)	(52,176)	(117,670)	(117,670)
Special Allocation	—	—	—	—	—	—	—
Defined benefit plans	—	—	68	68	—	68	68

Balance at September 30, 2008	$64,313	$360,952	$(222)	$425,043	$366,935	$791,978	$(117,602)

Balance at January 1, 2009	$47,390	$284,665	$(1,163)	$330,892	$284,936	$615,828	$—
Contributions	—	2,152	—	2,152	490	2,642	—
Withdrawals	—	—	—	—	(32,072)	(32,072)	—
Transfer of equity (see Note 7)	(47,390)	47,390	—	—	—	—	—
Comprehensive income (loss)
Net loss (see Note 7)	—	(31,895)	—	(31,895)	13,888	(18,007)	(18,007)
Special Allocation	—	—	—	—	—	—	—
Defined benefit plans	—	—	479	479	—	479	479

Balance at September 30, 2009	$—	$302,312	$(684)	$301,628	$267,242	$568,870	$(17,528)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ramius LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2009	2008
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(18,007)	$(117,670)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,563	2,955
Interest, custody and other expenses capitalized on the note payable balance	—	1,312
Net gains on sale of fixed assets	202	—
Net gains (losses) on securities, derivatives and other investments	(2,335)	(2,460)
Purchases of securities owned, at fair value	(81,892)	—
Proceeds from sales of securities owned, at fair value	95,711	—
Consolidated Ramius Funds:
Net realized and unrealized (gains) losses on investments and other transactions	(31,560)	85,049
Purchases of other investments	(2,181)	(233,233)
Proceeds from sales of other investments	73,237	63,047
(Increase) decrease in operating assets:
Cash collateral pledged	202	9,564
Securities owned, at fair value, held at broker dealer	(6,619)	78,100
Receivable from brokers	9,097	730,241
Fees receivable	7,212	71,534
Due from related parties	5,575	(17,864)
Other assets	496	295
Consolidated Ramius Funds:
Cash and cash equivalents	(1,030)	3,664
Receivable from brokers		(121)
Other assets	(606)	4,543
Increase (decrease) in operating liabilities:
Compensation payable	(12,061)	(40,994)
Fees payable	(5,909)	(25,068)
Payable to brokers	—	(735,590)
Due to related parties	(1,773)	(7,641)
Accounts payable, accrued expenses and other liabilities	2,790	(4,058)
Consolidated Ramius Funds:
Due to related parties	(136)	—
Accounts payable, accrued expenses and other liabilities	(18)	690

Net cash provided by / (used in) operating activities	$33,958	$(133,705)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ramius LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine months ended September 30,
	2009	2008
	(dollars in thousands)
Cash flows from investing activities:
Purchase of fixed assets	$(312)	$(18,124)
Sale of fixed assets	130	42
Purchases of other investments	(215)	(7,106)
Proceeds from sale of other investments	6,527	6,623

Net cash provided by / (used in) investing activities	$6,130	$(18,565)

Cash flows from financing activities:
Securities sold under agreement to repurchase	$(1,425)	$(1,860)
Borrowings on note payable	—	68,209
Repayments on note payable	(202)	(68,254)
Capital contributions by members	—	7,512
Capital withdrawals to members	(16,941)	(19,083)
Capital withdrawals to non-controlling interests in Ramius operating entities	541	—
Consolidated Ramius Funds:
Borrowings on note payable	—	14,900
Repayments on note payable	(10,207)	(44,020)
Capital contributions from non-controlling interests in consolidated Ramius Funds	490	232,921
Capital withdrawals to non-controlling interests in consolidated Ramius Funds	(53,149)	(32,345)

Net cash (used in) / provided by financing activities	$(80,893)	$157,980

Change in cash and cash equivalents	$(40,806)	$5,710
Cash and cash equivalents at beginning of period	46,677	17,967
Cash and cash equivalents at end of period	$5,871	$23,677

Supplemental information:
Cash paid during the period for interest	$1,029	$2,548

Cash paid during the period for taxes	$133	$1,038

Supplemental non-cash information:
Interest, custody and other expenses capitalized on the note payable balance	$—	$1,312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Business

        Ramius LLC ("Ramius"), a limited liability company organized under the laws of Delaware, commenced operations on July 1, 1997 for the purpose of acting as a holding and operating company for financial service activities primarily engaged in providing alternative investment management services. Its investment services and products include hedge funds, fund of funds, real estate and cash management. Ramius's managing member is C4S & Co., L.L.C. ("C4S" or the "Managing Member"), whose managing members are Peter A. Cohen, Jeffrey M. Solomon, Morgan B. Stark and Thomas W. Strauss.

        On June 3, 2009, Ramius entered into a Transaction Agreement and Agreement and Plan of Merger (the "Transaction Agreement"), by and among Cowen Group, Inc. ("Cowen Holdings"), LexingtonPark Parent Corp. ("Cowen Group"), Lexington Merger Corp. and Park Exchange LLC. The transactions contemplated by the Transaction Agreement and Asset Exchange Agreement closed on November 2, 2009 (see Note 16).

2. Significant Accounting Policies

        The accompanying consolidated financial statements include the accounts of Ramius and its consolidated subsidiaries, which include a broker-dealer, operating companies formed for purposes of serving as the managing members/general partners and/or investment managers to affiliated hedge fund, fund of funds, and real estate investment companies (the "Ramius Funds"), and four Ramius Funds at September 30, 2009 and December 31, 2008. Ramius and its consolidated subsidiaries are collectively referred to hereinafter as the "Group".

        In the opinion of management these unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") related to interim financial statements. Results for interim periods should not be considered indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006, included in the Form S-4 of Cowen Group as filed with the SEC on October 2, 2009. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature, except for the presentation of non-controlling interests in consolidated subsidiaries, as described below.

a.     Non-controlling interests in consolidated subsidiaries

        Non-controlling interests represent the pro rata share of the book value of the financial positions and results of operations attributable to the other owners of the consolidated subsidiaries. Non-controlling interests related to consolidated Ramius Funds are generally subject to annual, semi-annual or quarterly withdrawal or redemption by investors in these funds, sometimes following the expiration of a specified period of time (generally one year), or may only be withdrawn subject to a redemption fee (generally ranging from 1% to 5%). Likewise, non-controlling interests related to certain other consolidated entities are generally subject to withdrawal, redemption, transfer or put/call rights that permit such non-controlling investors to withdraw from the entities on varying terms and

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2. Significant Accounting Policies (Continued)

conditions. Because these non-controlling interests are redeemable at the option of the non-controlling interests, they have been classified as temporary equity in the consolidated statements of financial condition. When redeemed amounts become legally payable to investors on a current basis, they are reclassified as a liability.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which changes the accounting and reporting of non-controlling interests in the consolidated financial statements and requires that such non-controlling interests be accounted for and presented as equity, rather than as liabilities or mezzanine equity. This standard applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. The Group adopted this standard effective January 1, 2009, and as a result, (a) with respect to the consolidated statements of financial condition, the redeemable non-controlling interests in consolidated subsidiaries was renamed as such and remained classified as mezzanine equity, (b) with respect to the consolidated statements of operations, net income (loss) is now presented before non-controlling interests and the consolidated statements of operations now nets to net income (loss) attributable to all redeemable members, and (c) with respect to the consolidated statements of changes in redeemable group equity, roll forward columns have now been added for each component of non-controlling interests discussed in (a) above. Ramius has revised its prior period presentation as required to conform to this new pronouncement.

b.     Recently adopted accounting pronouncements

        Effective September 30, 2009, the Group adopted the new FASB Accounting Standards Codification (Codification). The Codification was officially launched on July 1, 2009, and became the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. As the Codification was not expected nor intended to change GAAP, the Group's adoption of the Codification did not have a material impact on its Consolidated Financial Statements.

        The Group adopted a new accounting standard, effective January 1, 2009, which requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. The Group has applied the provisions of this standard to business combinations occurring after December 15, 2008. Adoption of this standard did not affect the Group's financial condition, results of operations or cash flows, but will have an effect on accounting for business combinations occurring subsequent to the date of adoption, including the transaction as discussed in Note 16.

        Effective January 1, 2009, the Group adopted a new accounting standard which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Since this standard requires only additional disclosures

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2. Significant Accounting Policies (Continued)

concerning derivatives and hedging activities, the adoption of it did not affect the Group's financial condition, results of operations or cash flows. See Note 3 for further information regarding the Group's investments and fair value measurements.

        Effective January 1, 2009, the Group adopted a new accounting standard which requires enhanced disclosures about credit derivatives and guarantees. Since this standard only requires additional disclosures concerning credit derivatives and guarantees, adoption of it does not have an effect on the Group's financial condition, results of operations or cash flows. See Note 3 for further information regarding the Group's investments and fair value measurements.

        Effective June 30, 2009, the Group adopted a new accounting standard regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that we have identified as not orderly. This new accounting standard does not change the objective of fair value measurement, which is to identify the price that would be received to exchange an asset or liability in an orderly transaction at the measurement date between market participants. Rather it provides additional guidance related to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (2) circumstances that may indicate that a transaction is not orderly (i.e. forced liquidation or distressed sale). This new accounting standard was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this new accounting standard did not have a material impact on the Group's financial position and results of operations. See Note 3 for further information regarding the Group's investments and fair value measurements.

        Effective June 30, 2009, the Group adopted a new accounting standard regarding interim disclosures about fair value of financial instruments. This new accounting standard requires disclosures in the body or in the accompanying notes of its summarized financial information for interim reporting periods of the fair value of all financial instruments for which it is practicable to estimate fair value, whether recognized or not recognized in the balance sheet. Such disclosures were previously required only in annual financial statements. This new accounting standard also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions. The Group's adoption of this standard did not have an impact on its financial position or results of operations. See Note 3 for further information regarding the Group's investments and fair value measurements.

        Effective June 30, 2009, the Group adopted a new accounting standard regarding subsequent events which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard is based on the same principles as those that currently exist in auditing standards with the addition of some new terminology. The standard is effective for interim or annual periods ending after June 15, 2009. Since this standard requires only additional financial statement disclosures, the Group's adoption of it did not have an impact on its financial position or results of operations. See Note 16 for further information.

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2. Significant Accounting Policies (Continued)

c.     Future adoption of accounting pronouncements

        In June 2009, the FASB issued a new accounting standard which revises the accounting for variable interest entities ("VIEs") introducing a new consolidation model. This new standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. The new model identifies two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE. Management had recently begun to evaluate the application of it to the Group and concluded that under this new model Ramius may be required to consolidate an additional number of funds which are VIEs. In November 2009, the FASB proposed an indefinite deferral to the initial adoption of this standard by asset managers such as Ramius.

        In August 2009, the FASB issued a new accounting standard which provides guidance in measuring liabilities when a quoted price in an active market for an identical liability is not available and clarifies that a reporting entity should not make an adjustment to fair value for a restriction that prevents the transfer of the liability. This standard is effective for financial statements issued for the first reporting period beginning after issuance of the standard. Because the Group's current fair value measurement policies are consistent with this, adoption will not affect the Group's financial condition, results of operations or cash flows.

        In September 2009, the FASB issued a new accounting standard which provides guidance about using net asset value to measure the fair value of interests in certain investment funds and requires additional disclosures about interests in investment funds. This standard is effective for financial statements issued for reporting periods ending after December 15, 2009, with earlier application permitted. Because the Group's current fair value measurement policies are consistent with this standard, the adoption will not affect the Group's financial condition, results of operations or cash flows. The Group will adopt the standard in the fourth quarter of 2009 to comply with the disclosure requirements.

3. Investments and Fair Value Measurements for Ramius Operating Entities and Consolidated Ramius Funds

a.     Ramius Operating Entities

Securities owned, at fair value

        Securities owned are directly held by Ramius and considered held for trading and carried at fair value. At September 30, 2009, securities owned of $8.2 million consisted of US government securities and corporate bonds with maturities ranging from October 22, 2009 through December 10, 2009 and interest rates ranging between 0.15% and 0.31%. At December 31, 2008, securities owned of $15.3 million consisted of U.S. Government securities with maturities ranging from May 15, 2009 through September 15, 2009 and interest rates ranging between 0.37% and 0.53%.

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Investments and Fair Value Measurements for Ramius Operating Entities and Consolidated Ramius Funds (Continued)

Other investments

        At September 30, 2009 and December 31, 2008, other investments consist of the following:

	As of September 30, 2009	As of December 31, 2008
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$5,390	$5,975
(2) Real estate investments, at fair value	1,483	1,605
(3) Equity method investments	7,672	11,038
(4) Lehman claims, at fair value	209	209

	$14,754	$18,827

(1) Portfolio Funds, at fair value

        The Portfolio Funds as of September 30, 2009 and December 31, 2008 include the following:

	As of September 30, 2009	As of December 31, 2008
	(dollars in thousands)
Tapestry Investment Co PCC Ltd	$4,351	$2,758
Ramius Vintage Multi-Strategy FOF Ltd	—	1,375
Ramius Value and Opportunity Fund LP	612	1,092
RCG Special Opportunities Fund, Ltd	324	555
Other affiliated Ramius Funds	103	195

	$5,390	$5,975

(2) Real estate investments, at fair value

        Real estate investments at September 30, 2009 and December 31, 2008 are carried at estimated fair value and include real estate equity investments held by RE Manager of $0.6 million and $0.7 million and real estate debt investments held by Ramius of $0.9 million and $0.9 million, respectively.

(3) Equity method investments

        Equity method investments include investments held by Ramius and RCG RE Manager, LLC in several operating companies, whose responsibilities include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate fund's underlying debt and equity investments. The Group's ownership interests in these equity method investments range from 30% to 55%. The Group holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Investments and Fair Value Measurements for Ramius Operating Entities and Consolidated Ramius Funds (Continued)

management of day to day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Group. As a result, all operating decisions made in these three entities require the support of both the Group and an affirmative vote of a majority of the other managing members who are not affiliates of the Group. As the Group does not possess unilateral control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Group accounts for these investments under the equity method of accounting. The following table summarizes equity method investments held by the Group:

	As of September 30, 2009	As of December 31, 2008
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$2,060	$2,624
JT Partners LLC	—	2,346
RCG Longview Partners, LLC	1,189	1,329
RCG Longview Louisiana Manager, LLC	885	1,183
RCG Urban American, LLC	636	691
RCG Urban American Management, LLC	620	729
RCG Longview Equity Management, LLC	1,031	497
Other	1,251	1,639

	$7,672	$11,038

As of September 30, 2009, the Group's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund (See Note 11). As the Group is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

        The Group's income (loss) from equity method investees was $1.2 million and $2.5 million for the three months ended September 30, 2009 and 2008, respectively, and ($3.1) million and $4.9 million for the nine months ended September 30, 2009 and 2008, respectively and is included in Net Gains (losses) on securities, derivatives and other investments on the accompanying Consolidated Statements of Operations.

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Investments and Fair Value Measurements for Ramius Operating Entities and Consolidated Ramius Funds (Continued)

        At September 30, 2009, the Group has a single significant investment in RCG Longview Partners II, LLC that is accounted for using the equity method of accounting. Summarized financial information for the investment assuming a 100% ownership interest is as follows (in thousands):

Nine months ended September 30, 2009
Income Statement
Revenues	$1,286
Loss from continuing operations before income taxes	$(9,793)
Net loss	$(9,793)

        For the nine months ended September 30, 2008 the Group's comparable summarized financial information for the investment assuming a 100% ownership interest is as follows (in thousands):

Nine months ended September 30, 2008
Income Statement
Revenues	$2,819
Income from continuing operations before income taxes	$1,531
Net income	$1,531

(4) Lehman Claims, at fair value

        Lehman Brothers International (Europe) ("LBIE"), through certain affiliates, was a prime broker to Ramius, and Ramius held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the "Administration") in the United Kingdom and, as a result, the assets held by Ramius in its LBIE accounts were frozen at LBIE. The status and ultimate resolution of the assets under LBIE's Administration proceedings is uncertain. The assets of Ramius at LBIE at the time of Administration (the "Total Net Equity Claim") consist of $1.0 million. There can be no assurance that the Total Net Equity Claim value, as determined by Ramius, will be accepted by the Administrators, nor does Ramius know the manner and timing in which such claim will be satisfied and the ultimate value that will be received.

        Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, Ramius has decided to fair value the Total Net Equity Claim at an approximately 80% discount, which represents the Estimated Recoverable Lehman Claim (the "Estimated Recoverable Lehman Claim"), which represents management's best estimate of value that ultimately may be recovered with respect to the Total Net Equity Claim. The estimated recoverable Lehman claim was recorded at fair value considering a number of factors including the status of the assets under UK insolvency laws and the trading levels of Lehman unsecured debt. In determining the estimated value of the Total Net Equity Claim, Ramius was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, Ramius may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Investments and Fair Value Measurements for Ramius Operating Entities and Consolidated Ramius Funds (Continued)

actual loss that may ultimately be incurred by Ramius with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by Ramius.

b.     Consolidated Ramius Funds

Other investments, at fair value

        As of September 30, 2009 and December 31, 2008 other investments consisted of investments in Portfolio Funds of $541.1 million and $580.6 million and Lehman claims of $3.9 million and $3.9 million, respectively.

(1) Investments in Portfolio Funds, at fair value

        At September 30, 2009 and December 31, 2008, investments in Portfolio Funds, at fair value, included the following:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Investments of Enterprise LP	$443,408	$423,064
Investments of consolidated fund of funds investment companies	97,676	157,517

	$541,084	$580,581

Consolidated investments of Enterprise LP

        In January 2008, Enterprise Master began operating under a "master-feeder" structure, whereby its shareholders are Enterprise LP and RCG II Intermediate, LP. In January 2008, the interest that Ramius had in Enterprise Master was transferred to an investment in Enterprise Master's domestic feeder, Enterprise LP. The consolidated investments in Portfolio Funds recorded in other investments on the consolidated statements of financial condition includes Enterprise LP's investment in Enterprise Master as of September 30, 2009 and December 31, 2008. Enterprise Master utilizes certain strategies including merger arbitrage and small-cap value creation, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage-backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master has broad investment powers and maximum flexibility in seeking to achieve its investment objective. It may invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. See Note 4 for further information on the underlying investments of Enterprise Master.

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Investments and Fair Value Measurements for Ramius Operating Entities and Consolidated Ramius Funds (Continued)

Investments of consolidated fund of funds investment companies

        The investments of consolidated affiliated fund of funds investment companies include the accounts of Levered FOF, Multi-Strat FOF and Vintage FOF, all of which are investment companies managed by Ramius FOF. Levered FOF's and Multi- Strat FOF's investment objectives are to invest discrete pools of their capital on a leveraged basis among portfolio managers that invest through Portfolio Funds, forming a multi-strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Vintage FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction portfolio managers designed to achieve attractive risk adjusted returns with moderate relative volatility. The following is a summary of the investments held by the three consolidated affiliated fund of funds, at fair value, as of September 30, 2009 and December 31, 2008:

		As of September 30, 2009
Description	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	Total
		(dollars in thousands)
Ramius Fixed Income Arbitrage FOF LP*	Fixed Income Arbitrage	$—	$—	$—	$—
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	—	43,755	—	43,755
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	46,334	46,334
Tapestry Pooled Account V, LLC*	Credit-Based	1,052	—	—	1,052
Externally Managed Portfolio Funds	Credit-Based	1,835	—	—	1,835
Externally Managed Portfolio Funds	Event Driven	3,019	—	—	3,019
Externally Managed Portfolio Funds	Hedged Equity	28	—	—	28
Externally Managed Portfolio Funds	Multi-Strategy	1,563	—	—	1,563
Externally Managed Portfolio Funds	Fixed Income Arbitrage	60	—	—	60
Externally Managed Portfolio Funds	Others	30	—	—	30

		$7,587	$43,755	$46,334	$97,676

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Investments and Fair Value Measurements for Ramius Operating Entities and Consolidated Ramius Funds (Continued)

		As of December 31, 2008
Description	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	Total
		(dollars in thousands)
Ramius Fixed Income Arbitrage FOF LP*	Fixed Income Arbitrage	$3,937	$—	$—	$3,937
Ramius Hedged Equity FOF LP*	Hedged Equity	$1,083	$—	$—	$1,083
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	—	72,762	—	72,762
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	57,794	57,794
Tapestry Pooled Account V, LLC*	Credit-Based	1,492	—	—	1,492
Externally Managed Portfolio Funds	Credit-Based	5,570	—	—	5,570
Externally Managed Portfolio Funds	Event Driven	8,649	—	—	8,649
Externally Managed Portfolio Funds	Hedged Equity	1,214	—	—	1,214
Externally Managed Portfolio Funds	Multi-Strategy	4,471	—	—	4,471
Externally Managed Portfolio Funds	Other	545	—	—	545

		$26,961	$72,762	$57,794	$157,517

*
These Portfolio Funds are affiliates of Ramius.

        Multi-Strat FOF and Vintage FOF operate under a "master-feeder" structure, whereby Multi-Strat FOF and Vintage FOF are feeder funds that make their investments primarily through their master funds, Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP, respectively. These master funds are not consolidated by the Group. See Note 4 for further information on the underlying investments of Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP.

(2) Lehman Claims, at fair value

        With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master consists of $16.7 million. As a result of Enterprise Master and certain of the Ramius Funds having assets they held at LBIE frozen in their LBIE prime brokerage account and the degree of uncertainty as to the status of those assets and the process and prospects of the return of those assets, Enterprise Master and the Ramius Funds decided that only the investors who were invested at the time of the Administration should participate in any profit or loss relating to the Estimated Recoverable Lehman Claim. As a result, Enterprise Master and certain of the Ramius Funds with assets held at

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Investments and Fair Value Measurements for Ramius Operating Entities and Consolidated Ramius Funds (Continued)

LBIE granted a 100% participation in the Estimated Recoverable Lehman Claims to Special Purpose Vehicles (the "SPVs" or "Lehman Segregated Funds") incorporated under the laws of the Cayman Islands on September 29, 2008, whose shares were distributed to each of their investor funds. Fully redeeming investors of Enterprise LP will not be paid out on the balance invested in the SPV until the claim with LBIE is settled and assets are returned by LBIE.

        In addition, Lehman Brothers, Inc. ("LBI") was a prime broker to Enterprise Master and it holds cash balances of $1.7 million. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation ("SIPC") liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the "SIPA Trustee") as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on recent court filings by the SIPA Trustee, we now understand that the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, the court filings also indicate that Barclays plc has submitted a substantial claim against LBI relating to an asset purchase agreement entered into by Barclays with LBI near the time of the SIPC liquidation proceeding that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of our customer claims, we have estimated our recovery with respect to our LBI exposure at 65%, which represents the present value of the mid point between what we believe are reasonable estimates of the low side and high side potential recovery rates with respect to our LBI exposure. The estimated recoverable amount by the Group may differ from the actual recoverable amount of the pending LBI claim, and the differences may be material.

Indirect Concentration of the Underlying Investments Held by Consolidated Ramius Funds

        From time to time, through its investments in the consolidated Ramius Funds, the Group may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the consolidated Ramius Funds' net assets (on an aggregated basis). Based on information that is available to the Group at September 30, 2009 and December 31, 2008, the Group identified consolidated Ramius Funds that had interests in an issuer, for which the Group's pro-rata share exceeds 5% of the Ramius Funds' net assets (on an aggregated basis). The following table presents such interests which represent the aggregate of (i) the gross amount of exposure that

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Investments and Fair Value Measurements for Ramius Operating Entities and Consolidated Ramius Funds (Continued)

consolidated Ramius Funds have through their investments held directly and (ii) the gross amount of exposure held indirectly through their investments in any Unconsolidated Master Funds:

	As of September 30, 2009
Description	Shares/Principal Amount	Fair Value
	(amounts in thousands)
Common stock, Wyeth	1,214	$58,971
Common stock, Schering-Plough Corp.	1,653	46,695
Corporate bond, Sprint Nextel Corp. 7.625%-8.375% due January 2011-August 2017	19,088	19,424
Corporate bond, Sprint Nextel Corp. floating rate due June 2010	19,500	18,915
U.S. Treasury notes, 1.0%-4.0%, due September 2011-August 2019	103,880	105,108
U.S. Treasury notes, 1.00%-3.625%, due June 2011-August 2019	(187,363)	(187,888)

	As of December 31, 2008
Description	Shares/ Principal/ Contract Amount	Fair Value
	(amounts in thousands)
German treasury notes, 3.75%, due January 2017	€39,100	$57,978
U.S. Treasury bills, 0.0%, due June 25, 2009-September 15, 2009	$137,500	137,187
U.S. Treasury notes, 0.875%-4.125%, due 2010-2015	71,024	71,768
Buoni Poliennali del Tesero, 4.0%, due February 1, 2017	€41,926	(58,323)
U.S. Treasury notes, 0.875%-4.75%, due 2010-2018	$266,720	(269,010)
February 2009 Puts on S&P 500 Index	13	228
January 2009 Puts on S&P 500 Index	393	9,171
March 2009 Puts on S&P 500 Index	156	5,691
February 2009 Calls on S&P 500 Index	16	505
January 2009 Calls on S&P 500 Index	213	5,690
March 2009 Calls on S&P 500 Index	276	15,014
February 2009 Puts on S&P 500 Index	116	(2,202)
January 2009 Puts on S&P 500 Index	177	(1,957)
March 2009 Puts on S&P 500 Index	164	(5,943)
February 2009 Calls on S&P 500 Index	73	(7,034)
January 2009 Calls on S&P 500 Index	520	(17,973)
March 2009 Calls on S&P 500 Index	118	(6,591)
Fannie Mae, 3.25%-3.875%, due August 2010-July 2013	54,000	57,156
Freddie Mac, 3.25%-4.125%, due July 2010-September 2013	48,000	51,108
Federal Home Loan Mortgage Corporation TBA, 5.5%, due February 2035	24,000	24,510
Federal Home Loan Mortgage Corporation TBA, 4.5%-5.5%, due February 2038-February 2039	76,000	77,064

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Investments and Fair Value Measurements for Ramius Operating Entities and Consolidated Ramius Funds (Continued)

Fair value measurements

        The following table presents the financial instruments recorded at fair value on the consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2009 and December 31, 2008:

Ramius Operating Entities

	Assets at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
U.S. government securities	$8,205	$—	$—	$8,205
Other investments
Portfolio Funds	4,351	675	364	5,390
Real estate investments	—	—	1,483	1,483
Lehman claims	—	—	209	209

	$12,556	$675	$2,056	$15,287

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
US government securities	$15,309	$—	$—	$15,309
Other investments
Portfolio Funds	2,758	1,256	1,970	5,984
Real estate investments	—	—	1,605	1,605
Lehman claims	—	—	209	209
Other assets
Derivative contracts	—	480	—	480

	$18,067	$1,736	$3,784	$23,587

Consolidated Ramius Funds

	Assets at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Other investments
Portfolio Funds	$—	$443,408	$97,676	$541,084
Lehman claims	—	—	3,881	3,881

	$—	$443,408	$101,557	$544,965

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Investments and Fair Value Measurements for Ramius Operating Entities and Consolidated Ramius Funds (Continued)

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Other investments
Portfolio Funds	$—	$423,068	$157,513	$580,581
Lehman claims	—	—	3,881	3,881

	$—	$423,068	$161,394	$584,462

        The following table includes a roll forward of the amounts for the three months and nine months ended September 30, 2009 and 2008 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Ramius Operating Entities

	Three months ended,		Nine months ended,
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(dollars in thousands)		(dollars in thousands)
Beginning Balance	$3,614	$4,687	$3,784	$3,358
Net purchases and sales	(1,458)	680	(1,546)	2,198
Realized gains/(losses)	—	—		7
Unrealized gains/(losses)	(100)	(395)	(182)	(591)

Ending Balance	$2,056	$4,972	$2,056	$4,972

Consolidated Ramius Funds

	Three months ended,		Nine months ended,
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(dollars in thousands)		(dollars in thousands)
Beginning Balance	$129,253	$243,997	$161,394	$276,881
Net purchases and sales	(30,853)	(23,897)	(68,169)	(49,612)
Realized gains/(losses)	3,595	6,964	4,367	14,074
Unrealized gains/(losses)	(438)	(22,575)	3,965	(36,854)

Ending Balance	$101,557	$204,489	$101,557	$204,489

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4. Underlying Investments of Unconsolidated Master Funds Held by Consolidated Ramius Funds

Enterprise Master

        As discussed in Note 3, Enterprise LP's investment in Enterprise Master is equal to Enterprise LP's proportional share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master, at fair value, as of September 30, 2009 and December 31, 2008:

Securities owned and securities sold, but not yet purchased by Enterprise Master

	September 30, 2009		December 31, 2008
Description	Securities owned	Securities sold, but not yet purchased	Securities owned	Securities sold, but not yet purchased
	(dollars in thousands)		(dollars in thousands)
Agency Bond	$10,017	$—	$—	$—
Asset backed securities	31	—
Bank debt	1,646	—	5,853	—
Commercial mortgage backed securities	2,681	—	—	—
Common stock	243,487	(126,252)	72,473	(37,303)
Convertible debt	85,003	—	20,393	(223)
Convertible preferred stock	—	—	—	—
Corporate bonds	275,034	—	107,593	—
Discount note	—	—	—	—
Distressed debt securities	17,736	—	2,501	—
Exchange traded funds	2,398	(4,509)	33,331	(32,460)
Government debt	6,090	(6,212)	57,978	(58,323)
Government-sponsored enterprise debt	—	—	209,838	—
Loans	827	—	655	—
Municipal bonds	7,762	—	16,538	—
Options—put	3,988	(214)	24,519	(26,075)
Options—call	2,760	(2,096)	40,551	(35,364)
OTC fx call option	33	(12)	—	—
Preferred stock	440	(32)	1,953	(28)
Restricted stock	6,869	—	4,994	—
Rights	1,775	—	1,640	—
Trade claims	128	—	128	—
US Treasury Bills	—	—	137,187	—
US Treasury Notes	105,108	(187,890)	71,768	(269,010)
Warrants	4,103	—	1,185	—

	$777,916	$(327,217)	$811,078	$(458,786)

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4. Underlying Investments of Unconsolidated Master Funds Held by Consolidated Ramius Funds (Continued)

Derivative contracts, owned by Enterprise Master, net

Description	As of September 30, 2009	As of December 31, 2008
	(dollars in thousands)
Contract for difference—long exposure	$—	$9
Contract for difference—short exposure	—	(1)
Asset swaps	245	—
Credit default swaps—put swaption	38
Credit default swaps—call swaption	(12)
Credit default swaps—protection purchased	(291)	(354)
Credit default swaps—protection sold	407	(9)
Currency forwards	25	797
Equity swaps—long exposure	(63)	659
Equity swaps—short exposure	(53)	199
Futures	(268)	1,206
Index swaps—long exposure	(5)	(1,338)
Index swaps—short exposure	311	—
Interest rate call swaption—long exposure	311	633
Interest rate call swaption—short exposure	(76)
Interest rate swaps—long exposure	(72)	1,655
Interest rate swaps—short exposure	—	2,661

	$497	$6,117

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4. Underlying Investments of Unconsolidated Master Funds Held by Consolidated Ramius Funds (Continued)

Portfolio Funds, owned by Enterprise Master

		September 30, 2009	December 31, 2008
Description	Strategy	Fair Value
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$2,059	$2,401
QREX, LLC*	Life Settlements	1,775	2,883
Q Capital Strategies, LLC*	Life Settlements	779	778
RCG Longview Equity Fund, LP*	Real Estate	8,328	5,580
RCG Longview II, LP*	Real Estate	2,570	2,821
RCG Longview Debt Fund IV, LP*	Real Estate	8,455	13,185
RCG Longview, LP*	Real Estate	206	231
RCG Soundview, LLC*	Real Estate	4,275	4,649
RCG Urban American Real Estate Fund, L.P.*	Real Estate	3,679	3,404
RCG International Sarl*	Multi-Strategy	6,147	4,350
Portside Growth & Opportunity Fund*	Multi-Strategy	11,167	25,380
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	109,256	99,880
Ramius Credit Opportunities Fund Ltd*	Distressed Debt	705	2,370
RCG Endeavour, LLC*	Multi-Strategy	200	591
Ramius Leveraged Multi-Strategy Fund Ltd*	Multi-Strategy	—	2,816
RCG Renergys, LLC*	Energy	3	3
Energy Investments	Energy	18,209	16,687
Externally Managed Small-Cap Value Creation	Small-Cap Value Creation	—	918
Other Private Investments	Various	18,308	16,452
Real Estate Investments	Real Estate	23,107	32,624

		$219,228	$238,003

*
These Portfolio Funds are affiliates of Ramius.

Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP

        As discussed in Note 3, Multi-Strat FOF and Vintage FOF's investments in their respective master funds are equal to their proportional share of their master funds' net assets; as a result, the investments in Portfolio Funds of the master funds reflected below exceed the net investment which Multi-Strat FOF and Vintage FOF have recorded. The following table presents summarized investment information

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4. Underlying Investments of Unconsolidated Master Funds Held by Consolidated Ramius Funds (Continued)

for the underlying Portfolio Funds held by Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP at fair value, as of September 30, 2009 and December 31, 2008:

		As of September 30, 2009		December 31, 2008
Description	Strategy	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP
		(dollars in thousands)		(dollars in thousands)
Ramius Fixed Income Arbitrage FOF LP*		$—	$—	$5,743	$—
Ramius Hedged Equity FOF LP*	Hedged Equity	6,600	—	15,772	—
Ramius Vintage Multi-Strategy Master FOF LP*	Multi Strategy	5,261	—	7,243	—
Tapestry Pooled Account I, LLC*	Multi-Strategy	—	—	—	5,708
Tapestry Pooled Account II, LLC*	Hedged Equity	—	—	—	4,152
Tapestry Pooled Account V, LLC*	Credit-Based	2,168	—	3,076	3,281
Externally Managed Funds	Credit-Based	3,991	3,398	5,302	2,233
Externally Managed Funds	Event Driven	9,076	13,076	13,994	26,088
Externally Managed Funds	Fixed Income Arbitrage	87	—	4,096	6,018
Externally Managed Funds	Hedged Equity	393	8,830	436	4,078
Externally Managed Funds	Multi Strategy	13,712	14,033	18,799	10,503
Externally Managed Funds	Other	122	1,544	46	—
Externally Managed Funds	Global Macro	1,075	5,217	—	—
Externally Managed Funds	Opportunistic Equity	—	2,719	—	—

		$42,485	$48,817	$74,507	$62,061

*
These Portfolio Funds are affiliates of Ramius.

5. Goodwill

        All of Ramius's goodwill as of September 30, 2009 and December 31, 2008 resulted from the 2004 business combination with HVB AG. Goodwill is reviewed for possible impairment at least annually, consistent with current accounting valuation methodologies. There were no additions to goodwill and no impairment losses during the nine months ended September 30, 2009.

6. Redeemable Non-controlling Interests in Consolidated Subsidiaries

        The non-controlling interests in consolidated subsidiaries on the consolidated statements of financial condition as of September 30, 2009 and December 31, 2008 were $267.2 million and $284.9 million, respectively. The income (loss) attributable to non-controlling interests on the consolidated statements of operations was $9.9 million and ($48.8) million for the three months ended September 30, 2009 and 2008, respectively, and was $13.9 million and ($52.2) million for the nine months ended September 30, 2009 and 2008, respectively.

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7. Income/Loss Allocation, Withdrawals and Rights of Ramius's Investors

        In accordance with the Ramius operating agreement, the Managing Member is entitled to receive a special allocation equal to 35% of the net profits (the "Special Allocation") in any fiscal year that Ramius has net income. Net income (after Special Allocation) or net loss is allocated pro rata in accordance with the Ramius operating agreement. In general, revenues and expenses are allocated among the members (including the Managing Member) in proportion to each member's capital interest. There was no Special Allocation during the nine months ended September 30, 2009 and 2008 due to Ramius's net loss.

        Effective January 1, 2009, the Managing Member transferred the respective ownership interest in the Managing Member to each of the individuals who owned the Managing Member (the "C4S Owners"). As a result, the balance in the Managing Member's capital account of $47.4 million at December 31, 2008 was transferred to the capital accounts of the C4S Owners and is reflected in redeemable non-managing members' capital. The Managing Member retains no economic interest in the Group effective January 1, 2009.

        Investors in Ramius commit to a minimum two-year lock-up for each capital contribution made; provided, however, that upon the withdrawal, such capital will be withdrawn and paid to the investor by Ramius over a period of three years. Members' capital is presented as redeemable as any member may withdraw from Ramius on at least 90 days' notice prior to the end of any fiscal year.

8. Defined Benefit Plans

        The following amounts relate to the defined benefit plans in aggregate for the three months and nine months ended September 30, 2009 and 2008.

Components of net periodic benefit cost included in employee compensation and benefits

	Three months ended,		Nine months ended,
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(dollars in thousands)		(dollars in thousands)
Service cost	$—	$52	$—	$156
Interest cost	81	111	248	332
Expected return on plan assets	(83)	(99)	(245)	(298)
Amortization of loss	—	17	—	50
Amortization of prior service cost	5	6	16	19
Settlement	1	—	28	—

Net periodic benefit cost	$4	$87	$47	$259

        During the nine months ended September 30, 2009, the Group made a contribution to its defined benefit plans of $962,000 out of total expected contributions for the year ended December 31, 2009 of approximately $1.0 million. The Group recorded a settlement loss of approximately $28,000 during the nine months ended September 30, 2009 in connection with terminations and related payouts occurring during the period.

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8. Defined Benefit Plans (Continued)

        The Group is currently in the process of winding down the operations of Ramius GmbH ("GmbH"), and as a result, a defined benefit plan for employees of GmbH (the "GmbH Plan") will cease. During the three months ended September 30, 2009 the Group recorded additional compensation expense of $57,828 related to the GmbH Plan and made payments of $622,342. As of September 30, 2009, Ramius has recorded a liability of $425,375 related to the GmbH Plan for payments it expects to make during the remainder of 2009 to settle its remaining liabilities relating to this plan.

9. Income Taxes

        Ramius and certain consolidated subsidiaries are subject to New York City Unincorporated Business Tax ("NYC UBT") on the portion of their operating income (after certain adjustments) and investment income allocated to New York City, at a statutory rate of 4%. Also, certain subsidiaries of Ramius are subject to income tax of the foreign countries in which they conduct business. Taking into account these taxes, Ramius's effective income tax rate was approximately 309.6% and (0.5%) for the three months ended September 30, 2009 and 2008, respectively and 24.9% and (0.6%) for the nine months ended September 30, 2009 and 2008, respectively. The Group's effective tax rate differs from the NYC UBT statutory rate of 4% due to income subject to taxation in foreign jurisdictions and loss carryforwards against which Ramius records a full valuation allowance. Further, Ramius recorded a deferred tax benefit of approximately $6.0 million as a result of deferred tax assets generated against deferred tax liabilities acquired during the third quarter of 2009 as part of a service program that provides reinsurance coverage to Enterprise Master. Under this program, in order to receive reinsurance services for certain of its risks, Enterprise Master acquired reinsurance companies in Luxembourg through a local subsidiary. The reinsurance companies carried deferred tax liabilities and, upon their purchase, the local subsidiary generated deferred tax assets that fully offset these liabilities, resulting in the recognition of a deferred tax benefit.

        The provision for income taxes consists of the following:

Provision for income taxes:	Nine months ended September 30, 2009	Nine months ended September 30, 2008
	(dollars in thousands)	(dollars in thousands)
Local current income tax expense (benefit)	$(336)	$109
Foreign current income tax expense (benefit)	343	629

Total current income tax expense (benefit)	7	738
Local deferred income tax expense (benefit)	—	—
Foreign deferred income tax expense (benefit)	(5,985)	—

Total deferred income tax expense (benefit)	(5,985)	—

Total income tax expense (benefit)	$(5,978)	$738

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9. Income Taxes (Continued)

	Three months ended September 30, 2009	Three months ended September 30, 2008
	(dollars in thousands)	(dollars in thousands)
Local current income tax expense (benefit)	$13	$35
Foreign current income tax expense (benefit)	43	519

Total current income tax expense (benefit)	56	554
Local deferred income tax expense (benefit)	—	—
Foreign deferred income tax expense (benefit)	(5,985)

Total deferred income tax expense (benefit)	(5,985)	—

Total income tax expense (benefit)	$(5,929)	$554

        There were no changes to Ramius's unrecognized tax benefit balance of $0.5 million in the three and nine months ended September 30, 2009.

10. Note Payable and Short-Term Borrowings

        As of December 31, 2008, Ramius had a $50.0 million line of credit with a major financial institution. As of December 31, 2008, Ramius had borrowings of $49.9 million under this line. The line of credit portion of $43 million accrued interest at the LIBOR rate plus 2.5%. The letter of credit portion of $6.9 million accrued interest at a net rate of 1.25%. Due to the variable interest rate on these borrowings, the carrying value approximates fair value. Ramius also bears a commitment fee of 0.05% of the unfunded loan balance. The loan matured on June 30, 2009. The financial institution had membership interests of $87.9 million as of December 31, 2008 in Ramius which exclude withdrawals of $4.8 million effective January 1, 2009. Ramius also serves as the investment manager to certain accounts managed on behalf of the financial institution.

        On June 3, 2009, Ramius entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit. As of September 30, 2009, Ramius had borrowings of $43 million under the line of credit portion and $6.7 million under the letter of credit portion. At Ramius's election and discretion, borrowings under the 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 0.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 2.75%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. Ramius is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, Ramius will pay a fee on the stated amount of the letter of credit at a rate equal to 2.75%. The 2009 collateralized revolving credit agreement matured on November 2, 2009 (See note 16). The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited Ramius' ability to incur additional debt and engage in other activities. As of and during the nine months ended September 30, 2009, Ramius was in compliance with these covenants.

        Interest incurred on Ramius's line of credit (in combination with the previous line of credit) was $0.4 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively,

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

10. Note Payable and Short-Term Borrowings (Continued)

and was $1.1 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively.

        Cash collateral pledged, on the consolidated statements of financial condition, represents collateral that was required to be posted for obligations or potential obligations under the letter of credit discussed above pursuant to the lease agreement for the Group's premises in New York City. Ramius's investment in Enterprise Master through Enterprise LP has been pledged as collateral under the line of credit portion of the revolving credit agreement discussed above.

        Levered FOF had a $100.0 million line of credit with a major financial institution with a minimum borrowing amount of $20.0 million. Levered FOF could borrow on this line of credit up to 72% of the amount of collateral pledged. In accordance with the loan agreement, interest accrued on the loan as well as custodian and other fees incurred by Levered FOF in connection with the loan was capitalized and added to the total outstanding balance of the loan. As of December 31, 2008 the outstanding balance on this line of credit was $10.0 million. This loan bears interest at LIBOR plus 1.35% per annum. Due to the floating rate of interest, its carrying value approximates fair value. As of December 31, 2008, all investments owned by Levered FOF have been pledged as collateral in connection with this line of credit. Interest incurred on Levered FOF's line of credit during the three and nine months ended September 30, 2008 was $.3 million and $1.3 million, respectively. Levered FOF's line of credit was repaid in full as of February 5, 2009 and was discontinued on that date.

11. Commitments and Contingencies

        The Group has entered into non-cancellable leases for office space. These leases contain escalation clauses for operating expenses and real estate taxes. The Group records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Net rent expense was $2.0 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively and was $6.4 million and $7.6 million for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, future minimum annual lease payments for Ramius and its affiliates were as follows:

	Minimum Lease Payments
	Equipment Leases	Facility Leases
	(dollars in thousands)
Remainder of 2009	$440	$2,411
2010	1,760	8,565
2011	1,760	7,311
2012	1,760	7,292
2013	1,760	7,630
Thereafter	146	66,859

	$7,626	$100,068

        Ramius has entered into agreements to sublease certain of the premises for which the lease commitments are included in the above table. These subleases expire in May 2010. Ramius recorded sublease income related to these leases of $478,692 and $417,331 during the three months ended September 30, 2009 and 2008, respectively and $1.4 million and $620,930 during the nine months ended September 30, 2009 and 2008, respectively.

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

11. Commitments and Contingencies (Continued)

        Ramius has a requirement through the lease contract for the Group's premises in New York City to maintain minimum assets under management of no less than $5 billion. As of, and during, the nine months ended September 30, 2009, Ramius was in compliance with this minimum requirement.

        The Group serves as the general partner/managing member and/or investment manager to the Ramius Funds. As such, the Group is contingently liable for obligations for those entities. The Group believes, however, that the assets in the Ramius Funds are sufficient to discharge any liabilities.

        As of September 30, 2009, Enterprise Master had unfunded commitments of $43.8 million pertaining to capital commitments in 12 investments held by Enterprise Master. Of such commitments, $30.9 million pertained to related party investments. Ramius LLC had unfunded commitments of $8.4 million pertaining to capital commitments in 3 investments held by Ramius LLC, all of which were related parties. Such commitments can be called at any time, subject to advance notice.

        In connection with the Group's investment in the general partner of one of its real estate funds, the general partner is entitled to receive certain carried interest distributions based on the performance of the fund. Amounts received as carried interest are subject to clawback to the extent that the carried interest received to date exceeds the amount due to the general partner based on cumulative results. At September 30, 2009, pursuant to a hypothetical liquidation of the fund at fair value, the amount of carried interest subject to potential clawback would be $6.2 million, on an after-tax basis (see Note 3 (a) (3)). This amount is the maximum obligation associated with this carried interest based on the Group's estimates at September 30, 2009.

        The Group has entered into certain side letter agreements with a related party in connection with investments made in the Group's managed real estate funds. In these side letter agreements, the Group has agreed to indemnify and hold harmless from, and reimburse for, any diminution in value resulting from that related party's investment in the general partner of certain real estate funds. Those funds are subject to side letter agreements with a lead investor and require the establishment of holdback accounts, into which distributions from the general partner are to be paid, until such amounts equal 10% of the lead investor's capital contributions. Upon dissolution and final liquidation of the funds, the lead investor is entitled to receive amounts by which their aggregate capital contributions actually paid to the funds exceed the cumulative amount of distributions received over the life of the funds, including all liquidating distributions, but limited to the amounts in the holdback account and the fair value of the general partner's capital account.

        On July 13, 2009, FINRA sent written notification to Ramius that it intends to recommend an enforcement action against Ramius Securities's pertaining to finder fees which were paid by another party in connection with certain transactions executed by Ramius Securities's former securities lending business in 2003 and 2004, in violation of marketplace rules. This inquiry is ongoing and Ramius is unable to determine what impact it may have on the Group's business and consolidated financial statements. A loss contingency will be recorded when it is probable and can be reasonably estimated. As Ramius is unable to make this determination at this time, no amount has been accrued related to this inquiry.

        Various claims against Ramius may exist in the ordinary course of business. Management of Ramius does not believe that any such matter will have a material adverse effect on Ramius's consolidated statements of financial condition, consolidated statements of operations and consolidated statements of cash flows.

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Segment Reporting

        Ramius conducts all of its operations through the Investment Management segment primarily in the United States and substantially all of its revenues are generated domestically. The performance measure for the Investment Management segment is Economic Income, which management uses to evaluate the financial performance of and make operating decisions for the segment including determining appropriate compensation levels.

        The chief operating decision maker uses Economic Income to assess the performance of the Investment Management segment. Economic Income is a pre-tax measure that (i) presents the segment's results of operations without the impact resulting from the consolidation of any of the Ramius Funds and (ii) excludes goodwill impairment.

        The performance measure for the Investment Management segment is Economic Income, which management uses to evaluate financial performance and to make operating decisions for the segment. As further stated below, one major difference between Economic Income and US GAAP income is that Economic Income presents the segment's results of operations without the impact resulting from the full consolidation of any of the Ramius Funds. Consolidation of these funds results in including in income the pro rata share of the income or loss attributable to other owners of such entities being included in Ramius's income or loss. This pro rata share has no effect on the overall financial performance for the Investment Management segment, as ultimately, this income or loss is not income or loss for the Investment Management segment itself. Included in Economic Income is the actual pro rata share of the income or loss attributable to Ramius as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Segment Reporting (Continued)

        The following tables set forth operating results for Ramius's Investment Management segment and other operational and related adjustments necessary to reconcile the Investment Management Economic Income measure to arrive at Ramius's combined GAAP income before income taxes:

	Three months ended September 30, 2009
		Adjustments
	Investment Management Economic Income
		Funds Consolidation	Other Adjustments		Ramius Group Consolidated
	(dollars in thousands)
Revenues
Management fees	$12,035	$(968)	$(2,093	)(a)	$8,974
Incentive income	(1,293)	—	1,470	(a)	177
Investment Income	13,675	—	(13,675	)(c)	—
Interest and dividends	—	—	47	(c)	47
Reimbursement from affiliates	—	(216)	2,558	(b)	2,342
Other Revenue	63	—	514	(c)	577
Consolidated Ramius Funds	—	4,345	—		4,345

Total revenues	24,480	3,161	(11,179)		16,462
Expenses
Employee compensation and benefits	22,083	—	—		22,083
Interest and dividends	430	—	5	(c)	435
General, Administrative and Other Expenses	10,322	—	856	(c)	11,178
Reimbursement from affiliates	(2,558)	—	2,558	(b)	—
Consolidated Ramius Funds	—	5,311	—		5,311

Total expenses	30,277	5,311	3,419		39,007
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	1,274	(c)	1,274
Consolidated Ramius Funds	—	9,728	9,628		19,356

Total other income (loss)	—	9,728	$10,902		20,630

Income (loss) before income taxes and non-controlling interests	(5,797)	7,578	(3,696)		(1,915)

Income taxes	—	(2,289)	(3,640	)(b)	(5,929)

Economic Income (Loss) / Net income (loss) before non-controlling interests	(5,797)	9,867	(56)		4,014
Less: Income (loss) attributable to non-controlling interests	32	9,867	—		9,899

Economic Income (Loss) / Net income (loss) available to all Members	$(5,829)	$—	$(56)		$(5,885)

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Segment Reporting (Continued)

	Three months ended September 30, 2008
		Adjustments
	Investment Management Economic Income
		Funds Consolidation	Other Adjustments		Ramius Group Consolidated
	(dollars in thousands)
Revenues
Management fees	$21,125	$(1,448)	$(1,882	)(a)	$17,795
Incentive income	(3,857)	—	2,995	(a)	(862)
Investment Income	(56,661)	—	56,661	(c)	—
Interest and dividends	—	—	530	(c)	530
Reimbursement from affiliates	—	(536)	5,613	(b)	5,077
Other Revenue	1,952	—	400	(c)	2,352
Consolidated Ramius Funds	—	11,927	—		11,927

Total revenues	(37,441)	9,943	64,317		36,819
Expenses
Employee compensation and benefits	15,769	—	—		15,769
Interest and dividends	330	—	111	(c)	441
General, Administrative and Other Expenses	14,985	—	(435	)(c)	14,550
Reimbursement from affiliates	(5,613)	—	5,613	(b)	—
Consolidated Ramius Funds	—	13,022	—		13,022

Total expenses	25,471	13,022	5,289		43,782
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	(523	)(c)	(523)
Consolidated Ramius Funds	—	(44,431)	(58,505)		(102,936)

Total other income (loss)	—	(44,431)	(59,028)		(103,459)

Income (loss) before income taxes and non-controlling interests	(62,912)	(47,510)	0		(110,422)

Income taxes	—	—	554	(b)	554

Economic Income (Loss) / Net income (loss) before non-controlling interests	(62,912)	(47,510)	(554)		(110,976)
Less: Income (loss) attributable to non-controlling interests	(1,277)	(47,510)	—		(48,787)

Economic Income (Loss) / Net income (loss) available to all Members	$(61,635)	$—	$(554)		$(62,189)

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Segment Reporting (Continued)

	Nine months ended September 30, 2009
		Adjustments
	Investment Management Economic Income
		Funds Consolidation	Other Adjustments		Ramius Group Consolidated
	(dollars in thousands)
Revenues
Management fees	$40,494	$(3,015)	$(6,071	)(a)	$31,408
Incentive income	(11,840)	—	12,017	(a)	177
Investment Income	16,644	—	(16,644	)(c)	—
Interest and dividends	—	—	225	(c)	225
Reimbursement from affiliates	—	(482)	8,314	(b)	7,832
Other Revenue	652	—	1,613	(c)	2,265
Consolidated Ramius Funds	—	12,312	—		12,312

Total revenues	45,950	8,815	(546)		54,219
Expenses
Employee compensation and benefits	50,869	—	—		50,869
Interest and dividends	1,103	—	19	(c)	1,122
General, Administrative and Other Expenses	33,223	—	3,725	(c)	36,948
Reimbursement from affiliates	(8,314)	—	8,314	(b)	—
Consolidated Ramius Funds	—	11,831	—		11,831

Total expenses	76,881	11,831	12,058		100,770
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	(2,702	)(c)	(2,702)
Consolidated Ramius Funds	—	13,658	11,610		25,268

Total other income (loss)	—	13,658	8,908		22,566

Income (loss) before income taxes and non-controlling interests	(30,931)	10,642	(3,696)		(23,985)

Income taxes	—	(2,289)	(3,689	)(b)	(5,978)

Economic Income (Loss) / Net income (loss) before non-controlling interests	(30,931)	12,931	(7)		(18,007)
Less: Income (loss) attributable to non-controlling interests	957	12,931	—		13,888

Economic Income (Loss) / Net income (loss) available to all Members	$(31,888)	$—	$(7)		$(31,895)

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Segment Reporting (Continued)

	Nine months ended September 30, 2008
		Adjustments
	Investment Management Economic Income
		Funds Consolidation	Other Adjustments		Ramius Group Consolidated
	(dollars in thousands)
Revenues
Management fees	$65,614	$(4,120)	$(5,051	)(a)	$56,443
Incentive income	(3,249)	(1,316)	4,565	(a)	—
Investment Income	(42,423)	—	42,423	(c)	—
Interest and dividends	—	—	1,443	(c)	1,443
Reimbursement from affiliates	—	(677)	12,352	(b)	11,675
Other Revenue	2,731	—	2,006	(c)	4,737
Consolidated Ramius Funds	—	26,165	—		26,165

Total revenues	22,673	20,052	57,738		100,463
Expenses
Employee compensation and benefits	67,703	—	—		67,703
Interest and dividends	923		272	(c)	1,195
General, Administrative and Other Expenses	33,896		2,838	(c)	36,734
Reimbursement from affiliates	(12,352)		12,352	(b)	—
Consolidated Ramius Funds	—	27,040	—		27,040

Total expenses	90,170	27,040	15,462		132,672
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	800	(c)	800
Consolidated Ramius Funds	—	(42,447)	(43,076)		(85,523)

Total other income (loss)	—	(42,447)	(42,276)		(84,723)

Income (loss) before income taxes and non-controlling interests	(67,497)	(49,435)	0		(116,932)

Income taxes	—	—	738	(b)	738

Economic Income (Loss) / Net income (loss) before non-controlling interests	(67,497)	(49,435)	(738)		(117,670)
Less: Income (loss) attributable to non-controlling interests	(2,741)	(49,435)	—		(52,176)

Economic Income (Loss) / Net income (loss) available to all Members	$(64,756)	$—	$(738)		$(65,494)

        The following is a summary of the adjustments made to US GAAP net income (loss) for the segment to arrive at Economic Income:

        Funds Consolidation:    The impacts of consolidation and the related elimination entries of the Ramius Funds are not included in Economic Income. Adjustments include elimination of incentive income and management fees earned from the consolidated Ramius Funds and addition of fund expenses excluding management fees paid, fund revenues and investment income (loss).

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

12. Segment Reporting (Continued)

Other Adjustments:

  (a)
  Economic Income recognizes revenues (i) net of distribution fees paid to agents and (ii) our proportionate share of revenues of certain real estate operating companies for which the investments are recorded under the equity method of accounting for investments.

  (b)
  Economic Income excludes income taxes as management does not consider this item when evaluating the performance of the segment. Also, reimbursement from affiliates is shown as a reduction of Economic Income Expenses, but for US GAAP is shown as part of revenues.

  (c)
  Economic Income Revenues include investment income that represents the income Ramius has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in other income (loss).

13. Regulatory Requirements

        Ramius Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Ramius Securities has elected to use the alternative method, permitted by the Rule, which requires that Ramius Securities maintain net capital in an amount not less than $2,500 for each security in which it makes a market based on the average number of such markets made by such broker or dealer during the 30 days immediately preceding the computation date. Since Ramius Securities has elected not to be subject to the Aggregate Indebtedness Standard (a)(1)(i) of the Rule and Ramius Securities has not made a market in any securities since January 2006, Ramius Securities shall not permit its net capital to be less than $250,000. At September 30, 2009, Ramius Securities had net capital of $4.34 million, which was $4.09 million in excess of its required minimum net capital of $250,000. As of December 31, 2008, Ramius Securities had net capital of $8.2 million, which was $7.9 million in excess of its required minimum net capital of $250,000.

        Ramius Securities is exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as Ramius Securities' activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.

14. Related Party Transactions

        The Group acts as managing member, general partner and/or investment manager to the Ramius Funds and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable from related parties represents the management fees and incentive income owed to the Group from these Ramius Funds and certain affiliated managed accounts.

        The Group may, at its discretion, waive certain of the fees charged to the Ramius Funds to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. The Group reimbursed the Ramius Funds for management fees of $0.8 million and $6.0 million, and incentive income (loss) of $0.3 and ($2.5) million, respectively for the three months ended September 30, 2009 and 2008. The Group reimbursed the Ramius Funds for management fees of

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

14. Related Party Transactions (Continued)

$3.2 million and $20.7 million, and incentive income of $0.3 and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively. During the periods ended September 30, 2009 and 2008, these reimbursements have been recorded net in management fees and incentive income in the consolidated statements of operations, respectively.

        Included in due from related parties at September 30, 2009 and December 31, 2008 were approximately $3.3 million and $7.5 million related to principal advances, respectively. These amounts are generally short term in nature and may have various interest rates but no less than the applicable federal rate of interest as required by the Internal Revenue Service. Ramius may also make loans to employees or other affiliates. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the consolidated statements of financial condition. As of September 30, 2009 and December 31, 2008, loans to employees were $1.1 million and $0.8 million and were included in due from related parties on the consolidated statements of financial condition. Interest was charged for these loans and advances of $34,467 and $92,268 for the three months ended September 30, 2009 and 2008, respectively and $79,577 and $201,860 for the nine months ended September 30, 2009 and 2008.

        As of September 30, 2009 and December 31, 2008, included in payments due to related parties are reimbursement obligations of $4.6 million and $1.8 million, respectively, related to certain letter agreements with a related party due to changes in unrealized value of certain managed real estate funds. The settlement of these potential reimbursement obligations is not due until the end of the life of the respective fund (see Note 11).

15. Guarantees

        Ramius discloses information about its obligations under certain guarantee arrangements. Guarantees are contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying security (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or nonoccurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

        In the normal course of its operations, the Group enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Group's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Group that have not yet occurred. However, based on experience, the Group expects the risk of loss to be remote.

        The Group indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Group or its affiliates. The Group also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. The maximum potential amount of future payments that the Group could be required to make under these indemnifications

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

15. Guarantees (Continued)

cannot be estimated. However, the Group believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

        The Group also provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The Group may also provide standard indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Group could be required to make under these indemnifications cannot be estimated. However, the Group believes it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

16. Subsequent Events

        The transactions, as contemplated by the Transaction Agreement (see Note 1), were consummated on November 2, 2009. On that date, Ramius changed its name to RCG Holdings LLC ("RCG"), LexingtonPark Parent Corp. changed its name to Cowen Group, Inc ("Cowen Group"), Park Exchange LLC changed its name to Ramius LLC and Cowen Group, Inc changed its name to Cowen Holdings, Inc ("Cowen Holdings"). Upon the closing of the transactions Park Exchange LLC acquired substantially all of the assets and assumed substantially all of the liabilities of RCG. At the closing of the transactions, 37,536,826 shares of the Cowen Group's Class A Common Stock were issued to RCG Holdings. Under the terms of the Transaction Agreement each outstanding share of common stock of Cowen Holdings was converted into one share of Class A Common Stock of Cowen Group. Cowen Group is the parent of both Cowen Holdings and Park Exchange LLC following the consummation of the transactions.

        Concurrently with the completion of the transactions described above, HVB Alternative Advisors LLC ("HVB"), received approximately 2.7 million shares of Class A Common Stock of Cowen Group and approximately $10.4 million in exchange for transferring to Cowen Holdings the 50% interest in Ramius's fund of funds business not already owned by Ramius.

        The business combination between Ramius and Cowen Holdings was accounted for as an acquisition by Ramius of Cowen Holdings. As a result, the historical financial statements of Ramius have become the historical financial statements of Cowen Group. Accordingly, the financial statements of Cowen Group are Ramius's historical financial statements and do not reflect the historical financial position or results of operations of Cowen Holdings.

        Initial accounting for the transaction is incomplete as of the date through which subsequent events have been evaluated and therefore additional information on the fair value of consideration transferred and assets and liabilities acquired is not yet available.

        In connection with the transactions completed on November 2, 2009, as stated in the Transaction Agreement (see Note 1), the Special Allocation to the Managing Member has been discontinued. Additionally, in connection with this transaction Ramius awarded $25.0 million in equity REOP awards

Ramius LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

16. Subsequent Events (Continued)

to certain key employees. Such award grants are a one-time award which will vest over a three-year period, with 50% of the awards vesting on each of the second and third anniversaries of the closing of the transactions. The compensation expense related to these award grants will be recognized by Cowen Group over the requisite service period in relation to the services provided by the employees.

        On November 2, 2009, Cowen Group entered into an amended collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit. At Cowen Group's election and discretion, borrowings under the collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 1.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 3.5%. Cowen Group is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, Cowen Group will pay a fee on the stated amount of the letter of credit at a rate equal to 3.5%. $25.0 million of the collateralized revolving credit agreement will mature on January 4, 2010; the remainder on September 29, 2011.

        Immediately following the consummation of the transactions, Ramius transferred interests in Ramius Enterprise LP, having a value of approximately $190 million, to Cowen Group. In addition, Ramius has submitted a redemption request to Ramius Enterprise LP to withdraw up to $75 million from the fund as of December 31, 2009, but has not yet determined the amount of capital that it will actually withdraw.

        New guaranty agreements were executed on November 2, 2009 by Cowen Group and Park Exchange LLC to obtain the consent of the lessor of Ramius's leased aircraft to assign the lease to Cowen Group and Park Exchange LLC. Cowen Group's guaranty contains a covenant that the entity must maintain a minimum assets under management of $6.5 billion, based on the combined assets under management of Ramius and Cowen Holdings. If the assets under management at Cowen Group falls below $6.5 billion, the Lessor would require a cash deposit or letter of credit equal to 12 months of lease payments ($1,759,800).

        On November 2, 2009, Ramius's office leases at 599 Lexington Avenue, New York, NY, 666 Third Avenue, New York, NY, and Purchase, NY were assigned to and assumed by Park Exchange LLC . Concurrently, landlord consents for the lease assignments were obtained and guaranty agreements were executed by Cowen Group. The guaranties provide for, among other things, the full and timely payment of rent and the full and prompt observance of other obligations set forth in the lease.

        During the period from October 1, 2009 to November 25, 2009, there were no capital contributions or withdrawals to/from Ramius LLC. There were no capital contributions or withdrawals to/from the consolidated Ramius Funds for the same period.

        The Group has evaluated events that have occurred since September 30, 2009 and through November 25, 2009, and it has determined except for what is disclosed in this note, there are no other events that have occurred that would require recognition or additional disclosures in these interim unaudited consolidated financial statements to prevent them from being misleading.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled "Risk Factors" in this document. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes of Cowen Group, Inc. (formerly LexingtonPark Parent Corp.) and RCG (formerly Ramius LLC, the Company's accounting predecessor) included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.

Recently Completed Transactions

        LexingtonPark Parent Corp. ("LexingtonPark", n/k/a Cowen Group, Inc.), a Delaware corporation, was formed on June 1, 2009 in connection with the Transaction Agreement and Agreement and Plan of Merger (the "Transaction Agreement"), dated as of June 3, 2009, by and among Cowen Holdings, Inc. (f/k/a Cowen Group, Inc.), a Delaware corporation, LexingtonPark, Lexington Merger Corp., a Delaware corporation and direct wholly owned subsidiary of Lexington Park, Ramius LLC (formerly Park Exchange LLC), a Delaware limited liability company and direct wholly owned subsidiary of LexingtonPark and RCG Holdings LLC (formerly Ramius LLC, the Company's accounting predeccessor), a Delaware limited liability company (the "Transaction Agreement"). As of September 30, 2009, LexingtonPark had not conducted any material activities other than those incidental to its formation.

        Cowen Group, Inc. is a new holding company formed in connection with the business combination of Ramius and Cowen Holdings. On November 2, 2009, the Transactions were consummated including (1) the merger of Lexington Merger Corp. with and into Cowen Holdings, pursuant to which each outstanding share of common stock of Cowen Holdings was converted into one share of Class A common stock of the Company and (2) the transfer by RCG of substantially all of its assets and liabilities to Ramius in exchange for the issuance by the Company to RCG of 37,536,826 shares of Class A common stock of the Company. Following the consummation of the Transactions, Cowen Group is the parent company of both Ramius and Cowen Holdings and RCG held approximately 66.56% of the Company's Class A common stock as of November 2, 2009. RCG's managing member is controlled by certain members of the Company's senior management team. Prior to the consummation of the Transactions, the Company did not conduct any material activities other than those incidental to its formation and the matters contemplated by the Transaction Agreement. Concurrently with the completion of the Transactions described above, HVB received 2,713,882 shares of Class A common stock of the Company and approximately $10.4 million in cash in exchange for transferring to Cowen Holdings the 50% interest in Ramius Alternative Solutions, Ramius's fund of funds business, not already owned by Ramius.

        The business combination between Ramius and Cowen Holdings was accounted for as an "acquisition" by Ramius of Cowen Holdings, as that term is used under generally accepted accounting principles in the U.S., for accounting and financial reporting purposes. As a result, the historical financial statements of Ramius (the business of which was operated by RCG, the Company's accounting predecessor, prior to the consummation of the Transactions) have become the historical financial statements of Cowen Group. Accordingly, the financial statements of Cowen Group included in this document as of September 30, 2009 and for the three and nine month periods ending September 30, 2009 are Ramius's historical financial statements and do not reflect the historical financial position or results of operations of Cowen Holdings. Similarly, the discussion in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" relate to Ramius's financial condition and results of operations and do not reflect the financial condition or results of operations of Cowen Holdings.

        The assets and liabilities of Cowen Holdings were, as of November 2, 2009, recorded at their respective fair values and added to those of Ramius. The financial statements of the Company that include periods after November 2, 2009 will reflect such fair values and will not be restated retroactively to reflect the historical financial position or results of operations of Cowen Holdings. For periods after November 2, 2009, the results of operations of Cowen Holdings will be included in the results of operations of the Company.

COWEN GROUP, INC (formerly known as LexingtonPark Parent Corp.)

Results of Operations

        As of September 30, 2009, the Company had not conducted any material activities other than those incidental to its formation and those matters contemplated by the Transaction Agreement.

        Under the terms of the Transaction Agreement, on November 2, 2009, each outstanding share of common stock of Cowen Holdings was converted into one share of Class A Common Stock and 37,536,826 shares of the Company's Class A Common Stock were issued to RCG Holdings LLC. The Company is the parent of both Cowen Holdings, Inc. and Ramius LLC following the consummation of the transactions.

Liquidity and Capital Resources

        As of September 30, 2009, the Company had no outstanding short-term or long-term debt.

RAMIUS LLC AND SUBSIDIARIES

Business Overview

        Prior to the consummation of the Transactions, the Company conducted its operations through one reportable segment, the alternative investment management segment, which provides management services to its hedge funds, fund of funds, real estate and other investment platforms. After the combination of Ramius and Cowen Holdings, the Company conducts its operations through two segments: an alternative investment management segment and an investment banking segment. The Company's alternative investment management business is conducted primarily through Ramius, its wholly owned subsidiary (the business of which was operated by RCG, the Company's accounting predecessor, prior to the consummation of the Transactions). For purposes of this historical discussion of the business of the Company as of September 30, 2009 and for prior periods, the Company's business is that of Ramius, the business of which was operated by RCG, the Company's accounting predecessor.

        We operate our alternative investment management business primarily through Ramius, our wholly owned subsidiary. Our alternative investment management business had approximately $7.9 billion of assets under management as of October 1, 2009, after giving pro forma effect to the consummation of the Transactions. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products and services include hedge funds, fund of funds, real estate, health care royalty funds and cash management services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

        Ramius's hedge fund and fund of funds platforms have historically sought to deliver consistent, risk-adjusted returns throughout a market cycle (which Ramius generally views as approximately three to five years). In these platforms, Ramius seeks positive performance with minimal correlation to directional market indices. Risk-adjusted returns refer to positive returns with lower volatility as compared to traditional asset classes such as equities.

Factors Affecting Our Alternative Investment Management Business

        Our alternative investment management business and results of operations are impacted by the following factors:

  •
  Assets under management.  Ramius's revenues from management fees are directly linked to assets under management. As a result, its future performance will depend on, among other things, its ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees.

  •
  Investment performance.  Ramius's revenues from incentive income are linked to the performance of the funds and accounts that Ramius manages. Performance also affects assets under management because it influences investors' decisions to invest assets in, or withdraw assets from, the funds and accounts managed by Ramius.

  •
  Fee and allocation rates.  Ramius's management fee revenues are linked to the management fee rates it charges as a percentage of assets under management. Its incentive income revenues are linked to the incentive allocation rates Ramius charges as a percentage of performance driven asset growth. Ramius's incentive allocations are subject to "high-water marks," whereby incentive income is generally earned by Ramius only to the extent that the net asset value of a fund at the end of a measurement period exceeds the highest net asset value as of the end of the preceding measurement period for which Ramius earned incentive income. Ramius's incentive allocations are also subject, in some cases, to performance hurdles.

  •
  Investment performance of Ramius's own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of September 30, 2009, Ramius had an investment of approximately $276 million in Enterprise, an entity which invests its capital in Enterprise Fund. The Enterprise Fund is a multi-strategy fund that invests in all of Ramius's alternative investment strategies, with additional exposure to certain less liquid investments including real estate, private equity, private debt, and energy investments. Immediately following the consummation of the Transactions, Ramius transferred interests in Enterprise having a value of approximately $190 million to Cowen Group. The discussion in this section does not reflect this transfer. Most of Ramius's return on its own invested capital is derived from its investment in the Enterprise Fund, with such income directly dependent on the performance of the Enterprise Fund.

  •
  Personnel, systems, controls and infrastructure.  Ramius's ability to grow assets under management and produce positive performance depends on its ability to attract, retain and motivate investment and other professionals. Its business requires significant investment in its fund management platform, including infrastructure and back-office personnel.

        In addition, our alternative investment management business and results of operations may be affected by a number of external market factors. These include global asset allocation trends, regulatory developments and overall macroeconomic activity. Due to these and other factors, its operating results may reflect significant volatility from period to period. Ramius was affected by the conditions impacting the global financial markets and the hedge fund industry during 2008, which was characterized by substantial declines in investment performance and unanticipated levels of requested redemptions. Investors sought liquidity wherever it could be obtained, often due to liquidity constraints within their own organizations. As was generally the case on an industry-wide basis, during 2008 Ramius's funds experienced negative investment performance and increased redemptions. Ramius's assets under management declined from $12.9 billion as of December 31, 2007 to $7.1 billion as of October 1, 2009. After a very challenging period during the first quarter of 2009, market conditions subsequently stabilized and then began to improve. While there have been net redemptions in the industry for much of the year, investors' need for capital has become less acute. Although we remain cautious, we believe the pace of redemptions may be slowing with calendar 2009 coming to a close, as investors adjust their asset allocations looking forward to 2010. The variability of redemptions affects our alternative investment management business, and it is always possible that Ramius could intermittently experience redemptions above historical levels, regardless of fund performance. These conditions will continue to affect our alternative investment management business, and as other alternative investment managers continue to restrict fund investor liquidity, it is possible that we could continue to experience elevated redemptions relative to historic levels, regardless of fund performance. However, we believe the diversity of our alternative investment management products and services as well as the strength of our institutional platform, supported by our own capital, should benefit us throughout this period.

  Understanding Our Results

  Assets Under Management and Investment Performance

        The principal drivers of the results of our alternative investment management business are assets under management and investment performance. Delivering positive fund performance that is consistent with its investors' objectives is the principal determinant of the long-term success of our alternative investment management business as it enables us to grow assets under management organically, generate investment returns on our own invested capital, should enable us to attract new capital and minimize redemptions by our fund investors. Conversely, poor investment performance decreases our assets under management, can result in investor redemptions from its funds, generates losses on our own capital and impairs the marketability of our alternative investment management products and services.

        The ability of investors to contribute capital to and redeem capital from Ramius's funds can cause assets under management to fluctuate considerably from period to period. Such fluctuations also result from investment performance due to the retention and reinvestment of fund profits as well as the impact of fund losses. All of these factors impact the revenues we earn from management fees, incentive income and returns on its own capital. The need of Ramius's clients to satisfy their own liquidity requirements (especially if other managers have instituted redemption restrictions) may cause some investors to redeem investments in Ramius's funds for reasons unrelated to Ramius's performance.

        Most of the Company's return on its own invested capital is derived from Ramius's investment in the Enterprise Fund, with such income directly dependent on the performance of the Enterprise Fund. As of September 30, 2009, Ramius had $276 million of its own capital invested in the Enterprise Fund. As such, the investment performance of the Enterprise Fund may have a material impact on our performance. Following the consummation of the Transactions, Ramius transferred interests in Enterprise having a value of approximately $190 million to the Company. The discussion in this section does not reflect this transfer.

  Revenues

        Our alternative investment management business generates revenue through three principal sources: management fees, incentive income and investment income from our own capital. The amount of revenues earned from those sources is directly related to the amount of its assets under management and the investment performance of its funds. Management fees are directly impacted by any increase or decrease in our assets under management, while incentive income is impacted by its funds' performance and any increase or decrease in assets under management. Investment income from our own capital is impacted by the performance of the funds in which its capital is invested, which is principally the Enterprise Fund.

        As of September 30, 2009, Ramius owned 50% of Ramius Alternative Solutions, the Ramius fund of funds business. Although 100% of the revenues from the fund of funds business were included as revenue in Ramius's consolidated financial statements, 50% of the net income was allocated to a non-controlling interest. As described above, following the closing of the Transactions on November 2, 2009, the Company became the sole indirect owner of Ramius Alternative Solutions. Furthermore, the general partners of Ramius's real estate funds are owned jointly by Ramius and third parties with Ramius's ownership interest in the general partners of the real estate funds ranging from 30% to 55%. Accordingly, the management fees, incentive income and investment income generated by the real estate funds are split between us and the other owners of the general partners. We do not possess unilateral control over the general partners. Pursuant to GAAP, the management fees, incentive income and investment income received by the general partners are accounted for under the equity method and are reflected under other income instead of management fees, incentive income and investment income.

  •
  Management Fees.  Ramius earns management fees based on its assets under management. The actual management fees received can vary depending on distribution fees or fee splits paid to third parties either in connection with raising the assets or structuring the investment. Management fees are generally paid on a quarterly basis, in arrears, at the beginning of each quarter and are prorated for capital inflows and redemptions. Accordingly, changes in Ramius's management fee revenues each quarter are influenced by changes in the applicable opening balances of assets under management, changes in average management fee rates and the relative magnitude and timing of inflows and redemptions during the respective periods. While some investors with significant investments in separately managed accounts may have separately negotiated fees, in general the management fees are as follows:

  •
  Hedge Funds.  Management fees for Ramius's hedge funds are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive allocations.

  •
  Fund of Funds.  Management fees for the fund of funds are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the beginning or end of each month before incentive allocations. The fund of funds group also takes on advisory assignments where it is typically paid a flat fee upon commencement of the assignment and an ongoing fee for the duration of the project. In each case these advisory assignment fees are negotiated directly with the client.

  •
  Real Estate Funds.  Management fees from the real estate funds are generally charged by their general partners at an annual rate between 1% and 1.5% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter, in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period.

  •
  Other.  Management fees from Ramius's cash management services business range from annual rates of 0.08% to 0.20% of assets, based on the average daily balances of the assets under management. Ramius also provides mortgage advisory services where Ramius manages collateralized debt obligations (which we refer to as CDOs) and liquidates CDOs that were historically managed by others. Since the fourth quarter of 2007, Ramius has rebated the management fees in connection with managing CDOs and Ramius's advisory fees from liquidating CDOs are usually negotiated fixed fees.

  •
  Incentive Income.  Ramius earns incentive income based on the performance of the Ramius funds, fund of funds, real estate funds and managed accounts. Incentive allocations are typically between 10% and 20% for hedge funds and 10% for fund of funds, in each case based on the net realized and unrealized profits, including investment income earned for the full year that are attributable to each investor. However, many fund of funds products and some other products have no incentive allocation. Incentive income on real estate investments is earned in the year of the sale or realization of a private investment, subject to a clawback to the extent that the applicable minimum return is not generated upon the winding up of the fund. The real estate funds have incentive allocations of 20%. In order for the real estate funds to receive incentive allocations, investors in these funds must first receive a minimum return on their investments of approximately 8%. For most of Ramius's existing funds with an incentive allocation, there is a perpetual high-water mark. As a result of negative investment performance in 2008, Ramius entered 2009 with high-water marks in many hedge funds. These high-water marks require the Ramius funds to recover cumulative losses before Ramius can begin to earn incentive income in 2009 and beyond until the high-water marks are reached with respect to the investments of the fund investors who suffered losses last year. For example, the net asset value of Ramius Multi-Strategy Fund Ltd decreased by 26.76% net of management fees in 2008. This assumes no further recovery from the 80% discount that Ramius has valued the net equity claim for assets held at Lehman Brothers International (Europe) (which we refer to as LBIE). In order for Ramius to earn an incentive fee from an investor who had participated fully in this loss, the fund will have to increase net asset value by 36.5%, net of management fees (the fund has increased its net asset value 5.64% through the first nine months of 2009). Based on performance in the Ramius Multi-Strategy Fund Ltd. through the first nine months of 2009, net asset value must now increase by 29.25% before incentive fees will be earned on assets that participated fully in the 2008 loss. Such analysis applies to each fund which incurred 2008 losses. Current market conditions make it difficult to predict when Ramius may exceed these high-water marks. New capital is, however, eligible for incentive allocations based solely on performance after the investment is made. The industry is currently evolving in that many new hedge funds are being created with modified high-water marks that do not prohibit the manager from receiving an incentive allocation for an indeterminate period of time. Ramius plans to introduce modified high-water marks or other benchmarks as Ramius creates new products.

  •
  Reimbursements from Affiliates.  Ramius incurs certain expenses on behalf of its operating subsidiaries, such as the real estate businesses. The expenses relate to the administration of such subsidiaries. In addition, pursuant to the funds' offering documents, Ramius charges certain allowable expenses to the funds, including charges and personnel costs for legal, compliance, accounting, tax compliance, marketing, risk and technology expenses that directly relate to administering the assets of the funds.

  •
  Other Revenue.  Ramius periodically receives other revenue which is unrelated to its own invested capital or its activities on behalf of the Ramius funds. Historical sources of such other revenue primarily include certain placement fee income received by a non-wholly owned subsidiary of Ramius that engaged in the private placement of interests in the real estate funds. Ramius exited the placement agent business in the third quarter of 2009.

  •
  Consolidated Ramius Funds and Certain Real Estate Entities Revenues.  Certain Ramius funds and real estate entities are consolidated with Ramius pursuant to GAAP. As such, Ramius's consolidated financial statements reflect the other revenues of these consolidated entities, and the portions that are attributable to other investors are allocated to a non-controlling interest. The realized and unrealized trading income from these consolidated entities is recognized in other income (loss) as described below.

  Expenses

        The expenses for our alternative investment management business consist of compensation and benefits, interest expense and general, administrative and other expenses. In 2008, Ramius decided to focus on its larger products and rationalize or eliminate those products, strategies and businesses that were less likely to attract significant assets under management or were marginal to its business. This decision has resulted in a reduction in expenses (including a reduction in compensation expenses as a result of headcount reductions of both investment professionals and support staff). Such expense reductions began in the fourth quarter of 2008 and Ramius continues to evaluate its expenses on an ongoing basis.

  •
  Compensation and Benefits.  Compensation and benefits is comprised of salaries, benefits, discretionary cash bonuses and equity-based compensation. Annual incentive compensation is variable, and the amount paid is generally based on a combination of employees' performance, their contribution to the funds and separately managed accounts, and Ramius's net income. Generally, compensation and benefits comprise a significant portion of total expenses, with annual incentive compensation comprising a majority of total compensation and benefits expenses. This annual compensation expense historically has been funded by revenues, including incentive income earned at the end of a calendar year and investment returns on Ramius's own capital. As of September 30, 2008, prior to beginning headcount reductions, Ramius had 241 employees and as of September 30, 2009, Ramius had 147 employees.

  •
  Interest and Dividends.  Amounts included within interest and dividend expense primarily relates to interest paid on Ramius's revolving line of credit.

  •
  General, Administrative and Other.  General, administrative and other expenses are primarily related to professional services, occupancy and equipment, business development expenses, communications, insurance and other miscellaneous expenses. These expenses may also include certain one-time charges and non-cash expenses.

  •
  Consolidated Ramius Funds and Certain Real Estate Entities Expenses.  Certain Ramius funds and real estate entities are consolidated with Ramius pursuant to GAAP. As such, Ramius's consolidated financial statements reflect the expenses of these consolidated entities and the portion attributable to other investors is allocated to a non-controlling interest.

  Other Income (Loss)

        Ramius's other income (loss) primarily consists of realized and unrealized gains or losses from the investment of its own capital and from its consolidated funds and certain non-wholly owned operating subsidiaries.

  Income Taxes

        Historically, Ramius operated as a limited liability company and was not subject to U.S. federal or state income taxes. However, Ramius is subject to unincorporated business income tax (which we refer to as UBT), on its trade and business activities conducted in New York, New York. The effective UBT rates vary significantly between the effective rate applicable to income from business activities and the effective rate applicable to income from investment activities. Ramius is also subject to foreign taxation on income it generates in certain countries. In the third quarter of 2009, one of the consolidated Ramius funds had an investment in reinsurance companies that generated a significant tax benefit, which is explained in more detail below. See GAAP Quarterly Comparison—Income Taxes."

  Non-controlling Interests

        Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

  Special Allocation to Ramius's Managing Member

        In accordance with Ramius's operating agreement in effect prior to the consummation of the Transactions, Ramius's managing member was historically entitled to receive a special allocation equal to 35% of Ramius's net profits. Following the closing of the Transactions as of November 2, 2009, Ramius no longer allocates a portion of its profits to its managing member, and the principals of the managing member, in their capacities as officers of Cowen Group, instead receive compensation in the form of salaries and discretionary bonuses.

Changes in Connection with the Transactions

        The changes discussed below occurred as of November 2, 2009 upon the closing of the Transactions. The impact of these changes are not reflected in the results of operations for the third quarter of 2009 discussed in this document as they had not yet occurred.

  Fund of Funds Business

        Prior to November 2, 2009, Ramius Alternative Solutions was operated as a joint venture between Ramius and HVB. As a result, for all periods prior to November 2, 2009 the net income with respect to the fund of funds business was distributed equally to Ramius and HVB. On November 2, 2009, we purchased HVB's interest in Ramius Alternative Solutions in exchange for approximately 2.7 million shares, or 4.9%, of the Company's outstanding Class A common stock and approximately $10.4 million of cash. As a result, Cowen Group is now, indirectly, the sole owner of Ramius Alternative Solutions, the fund of funds business, and HVB will no longer participate directly in the fund of funds net income.

  Special Allocation to the Managing Member

        As described above, following the closing of the Transactions as of November 2, 2009, Ramius no longer allocates a portion of its profits to its managing member.

  Employee Ownership Program

        Ramius sponsors an employee ownership plan (which we refer to as the REOP program) for certain key employees at Ramius. The REOP program provides for the granting of equity interests in Ramius to certain participants, or equity REOP. Other participants have been granted non-equity awards which track the returns of an equity interest in Ramius, or phantom REOP. The equity REOP and phantom REOP awards which were awarded prior to the Transactions (other than the transaction REOP grants discussed below) vested upon the closing of the Transactions. More specifically, upon the closing of the Transactions, $3.3 million in outstanding equity and phantom REOP vested, of which $0.8 million will be paid out in cash with respect to equity REOP to fund certain tax withholding requirements, $1.8 million in outstanding equity REOP was converted to ownership interests in Ramius and $0.8 million in outstanding phantom REOP vested, and which was paid out in cash.

        Ramius Alternative Solutions also sponsors an employee profit participation plan (which we refer to as the RAPP program) for certain key employees at Ramius Alternative Solutions. The RAPP program provides for the granting of equity interests in related entities with the initial grant values based on a certain percentage of profits of the fund of funds business. In years that awards are granted, one half of the amount granted represents equity units in one of the consolidated fund of funds products managed by Ramius Alternative Solutions chosen by senior management and the other half of the amount granted represents equity units of Ramius. Upon the closing of the Transactions, $2.8 million in outstanding RAPP awards vested, of which $0.7 million was paid out in cash to fund certain tax withholding requirements, $1.0 million was converted to ownership interests in Ramius and $1.0 million was converted to ownership interests in certain fund of funds platforms.

        In connection with the Transactions, Ramius awarded equity REOP (which corresponded to an aggregate of 2,859,426 of the shares of Class A common stock RCG received in the Transactions) to certain key employees, or the "transaction REOP." The transaction REOP is a one-time award which will vest over a three-year period, with 50% of the awards vesting on each of the second and third anniversaries of the closing of the transactions. The Company will recognize the transaction REOP as compensation expense each year in relation to the services received over the requisite service period.

  Income Taxes

        As of the closing of the Transactions, the Company is subject to U.S. federal, state and local income tax on its income. The Company's carrying value of the Ramius business is higher for income tax purposes than for financial reporting purposes. The net deferred tax asset that will be recognized for this difference will be limited to the tax benefit expected to be realized in the foreseeable future. This benefit will be estimated based on a number of factors, especially the amount of unrealized gains in all of the net assets of the combined company existing for tax purposes at the date of the transaction that are actually expected to be realized, for tax purposes, in the foreseeable future. If the unrealized gains at the date of the closing of the Transactions that will be realized in the future increase or decrease, deferred income tax expense or benefit will be recognized accordingly.

Assets Under Management and Fund Performance

  Assets Under Management

        The following table sets forth assets under management as of October 1, 2009:

Platform	Total Assets under Management		Primary Strategies
	(dollars in millions)
Hedge Funds	$1,919	(3)	Multi-Strategy Single Strategy
Fund of Funds(1)	2,017		Ramius Multi-Strategy Ramius Vintage Multi-Strategy Ramius Customized Solutions
Real Estate(2)	1,628	(4)	Debt Equity
Other	1,526		Cash Management Mortgage Advisory
Total	$7,090

(1)
As discussed above, for all periods prior to November 2, 2009, HVB owned 50% of the fund of funds business. In connection with the transactions, the Company acquired HVB's interest in Ramius Alternative Solutions as described above.

(2)
As discussed above, Ramius owns between 30% and 55% of the general partners in the real estate business. We do not possess unilateral control over any of these general partners.

(3)
This amount includes our own invested capital of approximately $276 million as of September 30, 2009.

(4)
This amount reflects committed capital.

        Ramius typically accepts new investors and additional investments from existing investors into its funds on a monthly basis. Investors in Ramius's hedge funds and fund of funds, but not cash management or real estate, generally have the right to redeem their interests on a quarterly basis, after providing the required advanced notice which typically ranges from thirty to 120 days. However, depending on the investment strategy, some products have less frequent redemption periods, such as annual or semi-annual. The funds generally have a lock-up period of one year or more from the date of investment during which time redemptions can only be made upon payment of a fee ranging from 1% to 5% of the amount being redeemed. Investors in the Enterprise Fund, however, only have the right to redeem their interests after a two-year period upon providing 120 days' notice. If an investor in the Enterprise Fund does not provide notice, the investor would then be subject to another two-year lock-up period with respect to investments in the Enterprise Fund. Investors in Ramius's real estate funds are required to meet capital calls over a designated investment period to the extent of their previously agreed capital commitments and redemptions are generally not permitted. Investors in Ramius's cash management accounts may freely withdraw capital from such accounts.

        The following table sets forth the changes to our alternative investment management business's assets under management, which, since 2007, has included Ramius's investment in the Enterprise Fund:

	Year ended December 31,	Three months ended October 1,	Nine months ended October 1,
	2008	2009	2009
Beginning Assets under Management	$12,900,355	$7,394,095	$9,765,230
Net subscriptions (Redemptions)	(1,066,714)	(484,624)	(2,947,067)
Net Performance(1)	(2,068,411)	180,956	272,264

Ending Assets under Management	$9,765,230	$7,090,427	$7,090,427

(1)
Net performance reflected is representative of the net return of the most recently issued full fee paying class of fund interests offered to investors. The net returns are net of all management and incentive fees, and are calculated monthly based on the change in an investor's current month ending equity as a percentage of their prior month's ending equity, adjusted for the current month's subscriptions and redemptions. Such returns are compounded monthly in calculating the final net year to date return. Included in net performance is the effect of any foreign exchange translation adjustments.

        Assets under management declined substantially during 2008 due primarily to substantial declines in investment performance and unanticipated levels of redemptions related to the unprecedented global financial market conditions, particularly during the second half of 2008. Our alternative investment management business has been adversely affected by these global market conditions. As a result, the investment returns in the funds were adversely affected, most significantly in the second half of 2008.

        Assets under management as of October 1, 2009 were $7.09 billion, a decrease of $2.68 billion from December 31, 2008, comprised of investor inflows of $943 billion, investor outflows of $3.89 billion and performance related appreciation of $272 million. Ramius believes the redemptions were investors' response to the continuing global financial crisis and the decline in fund performance. Ramius believes its assets under management will continue to experience net outflows for the near term. As a result, Ramius expects that management fees will be lower in future quarters compared to prior periods until assets under management begin to increase. In addition, due to the high-water marks set in 2008, Ramius may not earn incentive income in 2009 and beyond until the high-water marks are reached with respect to the investments of the fund investors who suffered losses last year.

        In 2008, the decrease in assets under management was driven by net outflows of $1.07 billion, comprised of $3.57 billion of inflows and $4.64 billion of outflows, including $1.38 billion in inflows and $1.34 billion in outflows from cash management accounts as well as an $83.0 million inflow from an additional investment made by Ramius into the Enterprise Fund.

  Fund Performance

        Performance information for Ramius's most significant funds is included throughout this discussion and analysis to facilitate an understanding of its results of operations for the periods presented. The performance information reflected in this discussion and analysis is not indicative of the future results of any particular fund. An investment in Cowen Group's shares is not an investment in any of Ramius's funds. There can be no assurance that any of the specified funds or Ramius's other existing or future funds will achieve similar results.

        The table below sets forth performance information for the three and nine month periods ending September 30, 2009 and 2008 for Ramius's funds with assets greater than $200 million as well as information with respect to Ramius's largest single-strategy hedge fund. The performance reflected below is representative of the net return of the most recently issued full fee paying class of fund interests offered for the respective fund. The net returns are net of all management and incentive fees, and are calculated monthly based on the change in an investor's current month ending equity as a percentage of their prior month's ending equity, adjusted for the current month's subscriptions and redemptions. Such returns are compounded monthly in calculating the final net year to date return.

			Performance
			Three months ended September 30,			Nine months ended September 30,
Platform	Strategy	Largest Fund(1)	2009	2008		2009		2008
Hedge Funds	Multi Strategy	Ramius Multi-Strategy Fund Ltd (Inception Jan 1, 1996)	3.98%	(9.77)	%(2)	5.64%		(10.97)	%(2)

		Ramius Enterprise LP (Inception Jan 1, 2008)	4.41%	(11.88	)%(2)	3.94%		(9.34	)%(2)

	Single Strategy	Ramius Value and Opportunity Overseas Fund Ltd(2) (Inception Mar 1, 2006)	5.70%	(3.14)%		12.07%		(6.68)%

Fund of Funds	Ramius Multi-Strategy	Ramius Multi-Strategy FOF Ltd. (Inception Jan 1, 1998)	3.35%	(6.45)%		8.06%		(10.25)%

	Ramius Vintage Multi-Strategy	Ramius Vintage Multi-Strategy FOF Ltd. (Inception Jan 1, 2006)	5.28%	(8.67)%		12.59%		(14.5)%

	Managed Accounts	Activist Portfolio with Hedging Overlay (Inception Sept 1, 2007)	7.02%	(3.99)%		10.54%		(9.29)%

		Low Volatility Multi-Strategy Fund (Inception Aug 1, 2005)	2.56%	(6.25)%		6.05%		(9.81)%

Real Estate	Debt	RCG Longview Debt Fund IV, L.P (Inception Nov 12, 2007)	(3.31)%	(2.47)%		(9.09)	%(3)	(1.70)%
	Equity	RCG Longview Equity Fund, L.P. (Inception Nov 22, 2006)	6.37%	(0.22)%		4.75	%(3)	1.20%

Other	Cash management		0.26%	0.87%		0.15%		2.32%

(1)
Funds with assets under management greater than $200 million and Ramius's largest single-strategy fund. The inception date for a fund represents the initial date that the fund accepted capital from third party investors. As of October 1, 2009, the net assets of the funds presented above were $4.23 billion, or 59.7% of the total assets under management as of October 1, 2009 of $7.09 billion. Excluded from the table above are funds with $2.86 billion, or 40.3% of total assets under management as of October 1, 2009. These include a total of 62 smaller individual funds and managed accounts.

(2)
Performance does not reflect any decrease in valuation for LBIE assets which have been segregated.

(3)
Returns for each period represent net internal rates of return to limited partners after management fees and incentive allocations, if any, and are computed on a basis consistent with industry standards. Incentive allocations are computed based on a hypothetical liquidation of net assets of each fund as of the balance sheet date. Returns are calculated for the investors as a whole. The computation of such returns for an individual investor may vary from these returns based on different management fee and incentive arrangements and the timing of capital transactions. The hypothetical liquidation value may not reflect the ultimate value that may be realized from the real estate investments, particularly given the relatively long period of time that the real estate investments may be held under the terms of the real estate fund documents.

  2009 Fund Performance

        As 2009 began, market conditions remained unstable following the events of 2008, and industry-wide investor liquidity issues had yet to be resolved. For the first two months of the year and into early March, Ramius preserved capital in its funds while equity market indices declined substantially. In the second quarter, market conditions began to stabilize and directional markets improved. While the Enterprise Fund was profitable for the second quarter, the portfolio's asset mix is essentially non-directional in nature. When combined with a number of hedges still in place after the sharp market declines of 2008 and early 2009, performance would not be expected to be in line with the major market indices. The performance of Ramius's funds, however, has sequentially improved each quarter, with the third quarter being the year's strongest, as the Enterprise Fund was positive in each of the three months. Performance in the more liquid investment strategies has also continued to improve, not only as general market conditions have become more receptive, but also due to specific investments made in the various strategies in which Ramius engages. The less liquid investments, which have a longer term orientation, had experienced month-to-month variability in pricing which had been a drag on performance during the first half of 2009.

  2008 Fund Performance

        In 2008, the majority of the decline in performance was attributable to unprecedented levels of market volatility, a lack of liquidity in global markets and, beginning in the third quarter, investors' demands for liquidity wherever it could be obtained. These factors resulted in substantial declines in the value of almost every asset class globally. The combination of declining asset values, illiquid markets and redemption demands in turn forced a large part of the hedge fund (and fund of funds) industry to impose restrictions on redemptions (such as gates or outright suspensions), and to create a variety of investor structures (side pockets, liquidating and retention classes) in order to bring portfolio assets and liquidity requirements into a manageable balance.

        Lehman Brothers.    Certain of the hedge funds managed by Ramius used Lehman Brothers International (Europe) (which we refer to as LBIE) as one of their prime brokers and some of these funds also held assets through accounts at Lehman Brothers, Inc. (which we refer to as LBI). As a result of LBIE being placed into administration on September 15, 2008 by order of the English Court and LBI entering liquidation proceedings under the Securities Investor Protection Act of 1970, as amended, the assets, including securities and cash, held by Ramius and the hedge funds in their LBIE accounts and LBI accounts were frozen at LBIE and LBI, respectively.

        The net assets of the Ramius hedge funds held at LBIE at the time of administration, which Ramius refers to as the total net equity claim, were approximately $232.6 million. Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, Ramius has valued the total net equity claim at an 80% discount, or approximately $46.5 million, which Ramius believes is a reasonable estimate of value that ultimately may be recovered with respect to the total net equity claim. Since the status and ultimate resolution of the assets under LBIE's administration proceedings is uncertain, Ramius decided that only the investors who were invested at the time of the Administration should participate in any profit/loss relating to the estimated recoverable Lehman claim. As such, Ramius has segregated the Lehman claims for the benefit of such investors for so long as they remained in the funds. These segregated Lehman claims do not earn management fees.

        In November 2008, one of the hedge funds managed by Ramius was appointed as a member of the unsecured creditors' committee of LBIE and representatives of Ramius have been attending regular meetings of the creditors' committee and assisting in working on a solution to provide a framework for returning assets to clients.

        In addition, Ramius currently estimates that the combined net exposure of the hedge funds to LBI amounts to approximately $18.7 million in cash and securities. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation ("SIPC") liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the "SIPA Trustee") as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on recent court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, the court filings also indicate that Barclays plc has submitted a substantial claim against LBI relating to an asset purchase agreement entered into by Barclays with LBIE near the time of the SIPC liquidation proceedings that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of our customer claims, Ramius has estimated its recovery with respect to our LBI exposure at 65%, which represents the present value of the mid point between what it believes are reasonable estimates of the low side and high side potential recovery rates with respect to its LBI exposure. The estimated recoverable amount by the Ramius hedge funds may differ from the actual recoverable amount of the pending LBI claim, and the differences may be material.

        As a result of Ramius being an investor in Enterprise and due to Ramius's additional direct exposure to LBIE, Ramius had a total exposure to LBIE of $1.94 million and a total exposure to LBI of $1.62 million, as of September 30, 2009. At September 30, 2009, the value of Ramius's exposure to LBIE and LBI after the mark downs discussed above, was $3.64 million.

GAAP Quarterly Comparison

Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008
Consolidated Statement of Operations

	Three Months Ended Sept 30,		Period-to-Period
	2009	2008	$ Change	% Change
	(dollars in thousands)
Revenues
Management fees	$8,974	$17,795	$(8,821)	(49.6)%
Incentive income (loss)	177	(862)	1,039	120.5%
Interest and dividends	47	530	(483)	(91.1)%
Reimbursement from affiliates	2,342	5,077	(2,735)	(53.9)%
Other Revenues	577	2,352	(1,775)	(75.5)%
Consolidated Ramius Funds and certain real estate entities revenues	4,345	11,927	(7,582)	(63.6)%

Total revenues	16,462	36,819	(20,357)	(55.3)%

Expenses
Employee compensation and benefits	22,083	15,769	6,314	40.0%
Interest and dividends	435	441	(6)	(1.4)%
General, Administrative and Other Expenses	11,178	14,550	(3,372)	(23.2)%
Consolidated Ramius Funds and certain real estate entities expenses	5,311	13,022	(7,711)	(59.2)%

Total expenses	39,007	43,782	(4,775)	(10.9)%

Other income (loss)
Net gain (loss) on securities, derivatives and other investments	1,274	(523)	1,797	343.6%
Consolidated Ramius Funds and certain real estate entities net gains (losses)	19,356	(102,936)	122,292	118.8%

Total other income (loss)	20,630	(103,459)	124,069	119.9%

Income (loss) before income taxes	(1,915)	(110,422)	108,507	98.3%
Income taxes	(5,929)	554	(6,483)	(1170.2)%

Net income (loss)	4,014	(110,976)	114,990	103.6%
Less: (loss) attributable to non-controlling interests	9,899	(48,787)	58,686	120.3%

Net (loss attributable) to all Redeemable Members	$(5,885)	$(62,189)	$56,304	90.5%

  Revenues

  Management Fees

        Management fees decreased $8.8 million, or 50%, to $9.0 million for the three months ended September 30, 2009 compared with $17.8 million in the third quarter of 2008. The decrease was primarily due to the lower level of assets under management in the current year period relative to the prior year period.

  Incentive Income (Loss)

        There was almost no incentive income for the three months ended September 30, 2009 compared with negative incentive fee income of $0.9 million for the third quarter of 2008. As previously discussed, 2008 performance in the funds resulted in losses and the negative incentive fee income in the 2008 period represents a reversal of incentive income that was accrued for the first and second quarters of 2008. In addition, due to the losses in 2008, many of the funds now have high-water marks such that Ramius will not earn incentive income with respect to the assets of the fund investors who suffered such losses last year until these investors recover their losses.

  Interest and Dividends

        Interest and dividends decreased $0.5 million, or 91%, to $0.05 million for the three months ended September 30, 2009 compared with $0.5 million in the third quarter of 2008. The decrease was primarily attributable to a combination of lower average interest rates and lower average interest bearing assets in the third quarter of 2009 compared with the third quarter of 2008.

  Reimbursements from Affiliates

        Ramius's reimbursements from affiliates decreased $2.7 million, or 54%, to $2.3 million for the three months ended September 30, 2009 compared with $5.1 million in the third quarter of 2008. The decrease was attributable to lower assets under management in the 2009 period as such allocations are largely made based on a percentage of assets under management.

  Other Revenue

        Other revenue decreased $1.8 million, or 76%, to $0.6 million for the three months ended September 30, 2009 compared with $2.4 million in the third quarter of 2008. The decrease was primarily due to placement fee income earned by a non-wholly owned subsidiary of Ramius that engaged in the distribution of interests in the real estate funds in 2008. Ramius exited the placement agent business in the third quarter of 2009.

  Consolidated Ramius Funds and Certain Real Estate Entities Revenues

        Consolidated Ramius funds and certain real estate entities revenues decreased $7.6 million, or 64%, to $4.3 million for the three months ended September 30, 2009 compared with $11.9 million in the third quarter of 2008. The decrease was primarily attributable to a decrease in the interest and dividends earned by the Enterprise Fund.

  Expenses

  Employee Compensation and Benefits

        Employee compensation and benefits expenses increased $6.3 million, or 40%, to $22.1 million for the three months ended September 30, 2009 compared with $15.8 million in the third quarter of 2008. The increase was a primarily a result of variable compensation accruals taken in the third quarter of 2009, compared to the reversal, in the prior year period, of variable compensation accruals taken in the first and second quarters of 2008. The reversal in the prior year period was made in order to reduce the aggregate awards for 2008 to an appropriate amount due to negative performance in the third quarter of 2008 that more than offset positive performance in the first and second quarters of that year.

  Interest and Dividends

        Interest and dividend expense remained substantially unchanged at $0.4 million for the three months ended September 30, 2009 compared to $0.4 million in the third quarter of 2008.

  General, Administrative and Other Expenses

        General, administrative and other expenses decreased $3.4 million, or 23%, to $11.2 million for the three months ended September 30, 2009 compared with $14.6 million in the third quarter of 2008. This decrease was primarily attributable to a decrease in client service and business development expenses of $1.6 million and a decrease in expenses associated with the placement agent business of $1.7 million. As stated above, Ramius exited the placement fee business in the third quarter of 2009.

  Consolidated Ramius Funds and Certain Real Estate Entities Expenses

        Consolidated Ramius funds and certain real estate entities expenses decreased $7.7 million, or 59%, to $5.3 million for the three months ended September 30, 2009 compared with $13.0 million in the third quarter of 2008. The decrease was primarily attributable to the decrease in interest and dividend expense recognized by the Enterprise Fund.

  Other Income (Loss)

        Other income increased $124.1 million, or 120%, to a gain of $20.6 million for the three months ended September 30, 2009 compared with a loss of $103.5 million in the third quarter of 2008. The increase is a result of positive fund performance in the current year period versus negative performance in the prior year period due to the general unprecedented levels of market volatility, and liquidity constraints, that began in the third quarter of 2008 and affected almost every asset class globally. As previously described, Ramius invests its own capital primarily in the Enterprise Fund with any gains or losses on Ramius's own capital shown under Consolidated Ramius Funds for that period. The gains and losses shown under Consolidated Ramius Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest.

  Income Taxes

        Income taxes decreased $6.5 million resulting in a tax benefit of $5.9 million for the three months ended September 30, 2009 compared with a provision for taxes of $0.6 million for the three months ended September 30, 2008. This change was primarily due to a tax benefit of $6.0 million representing Ramius's proportionate share of deferred tax benefits generated by reinsurance companies invested in by one of the consolidated Ramius funds. During the third quarter of 2009, the foreign fund acquired reinsurance companies in Luxembourg as part of a service program that provides reinsurance coverage to the foreign fund. In order to obtain reinsurance coverage against certain risks, the foreign fund, through a local subsidiary, acquired reinsurance companies in Luxembourg that had deferred tax liabilities. Upon these purchases, the local subsidiary generated deferred tax assets that fully offset these liabilities, resulting in the recognition of the deferred tax benefit.

  Income (Loss) Attributable to Non-controlling Interests

        Income attributable to non-controlling interests increased $58.7 million, to a gain of $9.9 million for the three months ended September 30, 2009 compared with a loss of $48.8 million in the third quarter of 2008. The increase was the result of positive performance of the Ramius consolidated funds and entities in 2009 compared to negative performance during the prior year period.

 Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008
Consolidated Statement of Operations

	Nine Months Ended Sept 30,		Period-to-Period
	2009	2008	$ Change	% Change
	(dollars in thousands)
Revenues
Management fees	$31,408	$56,443	$(25,035)	(44.4)%
Incentive income	177	—	177	NM
Interest and dividends	225	1,443	(1,218)	(84.4)%
Reimbursement from affiliates	7,832	11,675	(3,843)	(32.9)%
Other Revenues	2,265	4,737	(2,472)	(52.2)%
Consolidated Ramius Funds and certain real estate entities revenues	12,312	26,165	(13,853)	(52.9)%

Total revenues	54,219	100,463	(46,244)	(46.0)%

Expenses
Employee compensation and benefits	50,869	67,703	(16,834)	(24.9)%
Interest and dividends	1,122	1,195	(73)	(6.1)%
General, Administrative and Other Expenses	36,948	36,734	214	0.6%
Consolidated Ramius Funds and certain real estate entities expenses	11,831	27,040	(15,209)	(56.2)%

Total expenses	100,770	132,672	(31,902)	(24.0)%

Other income (loss)
Net gain (loss) on securities, derivatives and other investments	(2,702)	800	(3,502)	(437.8)%
Consolidated Ramius Funds and certain real estate entities net gains (losses)	25,268	(85,523)	110,791	129.5%

Total other income (loss)	$22,566	(84,723)	92,947	126.6%

Income (loss) before income taxes	(23,985)	(116,932)	107,289	79.5%
Income taxes	(5,978)	738	(6,716)	(910.0)%

Net income (loss)	(18,007)	(117,670)	99,663	84.7%
Less: Income (loss) attributable to non-controlling interests	13,888	(52,176)	66,064	126.6%

Net (loss attributable) to all Redeemable Members	$(31,895)	$(65,494)	$33,599	51.3%

  Revenues

  Management Fees

        Management fees decreased $25.0 million, or 44%, to $31.4 million for the nine months ended September 30, 2009 compared with $56.4 million in the first nine months of 2008. The decrease was primarily due to the lower level of assets under management in the 2009 period relative to the prior year period.

  Incentive Income.

        There was almost no incentive income for the nine months ended September 30, 2009 and 2008. As previously discussed, 2008 performance in the funds resulted in losses and no incentive income was earned for the year. In addition, due to the losses in 2008, many of the funds now have high-water marks such that Ramius will not earn incentive income with respect to the assets of the fund investors who suffered such losses last year until these investors recover their losses.

  Interest and Dividends

        Interest and dividends decreased $1.2 million, or 84%, to $0.2 million for the nine months ended September 30, 2009 compared with $1.4 million in the first nine months of 2008. The decrease was primarily attributable to a combination of lower average interest rates and lower average interest bearing assets in the first nine months of 2009 compared with the first nine months of 2008.

  Reimbursements from Affiliates

        Ramius's reimbursements from affiliates decreased $3.8 million, or 33%, to $7.8 million for the nine months ended September 30, 2009 compared with $11.7 million for the first nine months of 2008. The decrease was attributable to lower assets under management in the 2009 period as such allocations are largely determined based on a percentage of assets under management.

  Other Revenue

        Other revenue decreased $2.5 million, or 52%, to $2.3 million for the nine months ended September 30, 2009 compared with $4.7 million in the first nine months of 2008. The decrease was primarily due to the elimination of stock loan fee income as Ramius exited that business in the fourth quarter of 2008, and the elimination of placement fee income. Ramius exited the placement agent business in the third quarter of 2009.

  Consolidated Ramius Funds and Certain Real Estate Entities Revenues

        Consolidated Ramius funds and certain real estate entities revenues decreased $13.9 million, or 53%, to $12.3 million for the nine months ended September 30, 2009 compared with $26.2 million in the first nine months of 2008. The decrease was primarily attributable to a decrease in the interest and dividends earned by the Enterprise Fund.

  Expenses

  Employee Compensation and Benefits

        Employee compensation and benefits expenses decreased $16.8 million, or 25%, to $50.9 million for the nine months ended September 30, 2009 compared with $67.7 million in the first nine months of 2008. The decrease was due to a reduction in head count from 241 employees as of September 30, 2008 to 147 employees as of September 30, 2009.

  Interest and Dividends

        Interest and dividend expense remained substantially unchanged at $1.1 million for the nine months ended September 30, 2009 compared to $1.2 million for the first nine months of 2008.

  General, Administrative and Other Expenses

        General, administrative and other expenses remained substantially unchanged at $36.9 million for the nine months ended September 30, 2009 compared with $36.7 million in the first nine months of 2008. While the aggregate amount remained relatively unchanged, the mix of expenses changed as professional, advisory and other fees increased primarily due to the Transactions and legal fees incurred in connection with an arbitration initiated by Ramius increased in 2009. These increases were largely offset by a decrease in occupancy and equipment, as a result of Ramius subleasing its former office space for the entire nine months ended September 30, 2009 and only for the second and third quarters of 2008, and a decrease in client service and business development expenses. Ramius does not expect to incur additional expense in connection with the arbitration matter referenced above.

  Consolidated Ramius Funds and Certain Real Estate Entities Expenses

        Consolidated Ramius funds and certain real estate entities expenses decreased $15.2 million, or 56%, to $11.8 million for the nine months ended September 30, 2009 compared with $27.0 million in the first nine months of 2008. The decrease was attributable to the decrease in interest and dividend expense recognized by the Enterprise Fund.

  Other Income (Loss)

        Other income increased $107.3 million, or 127%, to a gain of $22.6 million for the nine months ended September 30, 2009 compared with a loss of $84.7 million in the first nine months of 2008. The increase is a result of positive fund performance in the current year period versus negative performance in the prior year period as a result of the general unprecedented levels of market volatility, and liquidity constraints that began in the third quarter of 2008 and affected almost every asset class globally. As previously described, Ramius invests its own capital primarily in the Enterprise Fund with any gains or losses on Ramius's own capital shown under Consolidated Ramius Funds for that period. The gains and losses shown under Consolidated Ramius Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest.

  Income Taxes

        Income taxes decreased $6.7 million resulting in a tax benefit of $6.0 million for the nine months ended September 30, 2009 compared with a provision for taxes of $0.7 million in the first nine months ended September 30, 2008. The decrease was caused by the recording of a tax benefit during the first nine months of 2009 due to the amendment of a prior year local tax return that will result in a refund, as well as lower taxes in foreign jurisdictions as a result of diminished or discontinued operations, and due to a tax benefit of $6.0 million representing Ramius's proportionate share of deferred tax benefits generated by reinsurance companies invested in by one of the consolidated Ramius funds. During the third quarter of 2009, the foreign fund acquired reinsurance companies in Luxembourg as part of a service program that provides reinsurance coverage to the foreign fund. In order to obtain reinsurance coverage against certain risks, the foreign fund, through a local subsidiary, acquired reinsurance companies in Luxembourg that had deferred tax liabilities. Upon these purchases, the local subsidiary generated deferred tax assets that fully offset these liabilities, resulting in the recognition of the deferred tax benefit.

  Income (Loss) Attributable to Non-controlling Interests

        Income attributable to non-controlling interests increased $66.1 million, to a gain of $13.9 million for the nine months ended September 30, 2009 compared with a loss of $52.2 million in the first nine months of 2008. The period over period change was the result of improved performance in certain of the Ramius consolidated funds.

Segment Analysis

  Investment Management—Economic Income

        Ramius conducts all of its operations through the alternative investment management segment. The performance measure for the alternative investment management segment is Economic Income, which management uses to evaluate the financial performance of and make operating decisions for the segment. Accordingly, management assesses its business by analyzing the performance of the Alternative Investment Management segment and believes that investors should review the same performance measure that it uses to analyze its segment and business performance. In addition, management believes that Economic Income is helpful to gain an understanding of its segment results of operations because it reflects such results on a consistent basis for all periods presented.

        Economic Income may not be comparable to similarly titled measures used by other companies. Ramius uses Economic Income as a measure of its segment's operating performance, not as a measure of liquidity. Economic Income should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. As a result of the adjustments made to arrive at Economic Income described above, Economic Income has limitations in that it does not take into account certain items included or excluded under GAAP, including its consolidated funds. Economic Income is considered by management as a supplemental measure to the GAAP results to provide a more complete understanding of its segment's performance as management measures it. For a reconciliation of Economic Income to GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 20 to Ramius's unaudited interim consolidated financial statements.

        In general, Economic Income is a pre-tax measure that (i) presents the segment's results of operations without the impact resulting from the consolidation of any of the Ramius funds, (ii) excludes goodwill impairment, and (iii) excludes allocations to Ramius's managing member, as there will be no such allocations in the future. In addition, Economic Income Revenue includes investment income that represents the income Ramius has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For GAAP purposes, these items are included in each of their respective line items. Economic Income Revenues also includes management fees, incentive income and investment income earned through Ramius's investment as a general partner in certain real estate entities. For GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income Expenses are reduced by reimbursement from affiliates which for GAAP purposes is shown as part of revenue.

  Economic Income Revenues

        Ramius's Economic Income revenues are generated from three principal sources: management fees, incentive income and investment income from its own capital. Management fees are directly impacted by any increase or decrease in Ramius's assets under management, while incentive income is impacted by its funds' performance and any increase or decrease in assets under management. Investment income from Ramius's own capital is impacted by the performance of the funds in which its capital is invested, which is principally the Enterprise Fund. Ramius periodically receives other Economic Income revenue which is unrelated to its own invested capital or its activities on behalf of the Ramius funds, such as certain placement fee income received by a non-wholly owned subsidiary of Ramius that engaged in the distribution of interests in the real estate funds.

  Economic Income Expenses

        Ramius's Economic Income expenses consist of compensation and benefits, non-compensation expenses and reimbursement from affiliates.

  Non-controlling Interests

        Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

Segment Quarterly Comparison

Three Months Ended September 30, 2009 Compared with the
Three Months Ended September 30, 2008

	Three months ended Sept 30,		Period-to-Period
	2009	2008	$ Change	% Change
Economic Income Revenues
Management Fees	$12,035	$21,125	$(9,090)	(43.0)%
Incentive Income (Loss)	(1,293)	(3,857)	2,564	66.5%
Investment Income (Loss)	13,675	(56,661)	70,336	124.1%
Other Revenue	63	1,952	(1,889)	(96.8)%

Total Economic Income Revenues	24,480	(37,441)	61,921	165.4%

Economic Income Expenses
Compensation & Benefits	22,083	15,769	6,314	40.0%
Non-compensation expenses	10,752	15,315	(4,563)	(29.8)%
Reimbursement from affiliates	(2,558)	(5,613)	3,055	(54.4)%

Total Economic Income Expenses	30,227	25,471	4,806	18.9%

Net Economic Loss (before non-controlling interest)	(5,797)	(62,912)	57,115	90.8%
Non-Controlling Interest	(32)	1,277	(1,309)	(102.5)%

Economic (Loss)	$(5,829)	$(61,635)	$55,806	90.5%

  Economic Income Revenues

        Management Fees.    Management fees for the segment decreased $9.1 million, or 43%, to $12.0 million for the three months ended September 30, 2009 compared with $21.1 million in the third quarter of 2008. The decrease was due to lower assets under management during the current year period.

        Incentive Income (Loss).    Incentive loss for the segment decreased $2.6 million to a loss of $1.3 million for the three months ended September 30, 2009 compared to a loss of $3.9 million for the third quarter ended September 30, 2008, primarily as a result of a reversal, in the prior year period, of $2.2 million of incentive income that was accrued for in the second quarter of 2008. Also, included in both periods is a reversal of previously recorded incentive income allocations from Ramius's interests in the general partner of a certain real estate fund pursuant to the terms of the governing documents of such fund. These governing documents state that if the limited partners in these funds would not receive the required cumulative preferred return due to them, the general partner would be obligated to reimburse all incentive income allocations previously received, net of taxes. Based on a hypothetical liquidation of the real estate funds as of September 30, 2009 at then-recorded values, these limited partners would not receive their required cumulative preferred return since the fair values of the underlying investments held by these funds have been marked down from previously recorded values in part due to the continued deterioration in the commercial real estate markets. As a result, Ramius has recognized its share of this reversal of incentive income by the general partners for this obligation. In addition, as of September 30, 2009 there was a $4.6 million accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds' lead investor. Furthermore, many of the funds now have high-water marks so that Ramius will not earn incentive income with respect to the investments of the fund investors who suffered such losses last year until the investors recover their losses.

        Investment Income (Loss).    Investment income for the segment increased $70.3 million, or 124%, to a gain of $13.7 million for the three months ended September 30, 2009 compared with a loss of $56.7 million in the third quarter of 2008. The increase is a result of positive fund performance in the current year period versus negative performance in the prior year period due to the general unprecedented levels of market volatility, and liquidity constraints, that began in the third quarter of 2008 that affected almost every asset class globally.

        Other Revenue.    Other revenue for the segment decreased $1.9 million, or 97%, to $0.06 million for the three months ended September 30, 2009 compared with $2.0 million for the third quarter of 2008. The decrease was primarily due to placement fee income earned by a non-wholly owned subsidiary of Ramius that engaged in the distribution of interests in the real estate funds in 2008. Ramius exited the placement agent business in the third quarter of 2009.

  Economic Income Expenses

        Compensation and Benefits.    Compensation and benefits expenses for the segment increased $6.3 million, or 40%, to $22.1 million for the three months ended September 30, 2009 compared with $15.8 million in the third quarter of 2008. The increase was a primarily a result of variable compensation accruals taken in the third quarter of 2009, compared to the reversal, in the prior year period, of variable compensation accruals taken in the first and second quarters of 2008. The reversal in the prior year period was due to negative performance in the third quarter that more than offset positive performance in the first and second quarters.

        Non-compensation Expenses.    The following table shows the components of the non-compensation expenses for the segment for the three months ended September 30, 2009 and 2008:

	Three months ended Sept 30,		Period-to-Period
	2009	2008	$ Change	% Change
Non-compensation expenses:
Interest expense	$430	$330	$100	30.3%
Professional, advisory and other fees	4,463	3,818	645	16.9%
Occupancy and equipment	2,446	2,699	(253)	(9.4)%
Depreciation and amortization	1,129	1,351	(222)	(16.4)%
Other	2,284	7,117	(4,833)	(67.9)%

	$10,752	$15,315	$(4,563)	(29.8)%

        Non-compensation expenses for the segment decreased $4.6 million, or 30%, to $10.8 million for the three months ended September 30, 2009 compared with $15.3 million for the third quarter of 2008. This decrease was primarily attributable to a reduction in client service and business development expenses and expenses associated with the placement agent business. This decrease was partially offset by an increase in professional fees related to the Transactions. As stated above, Ramius exited the placement agent business in the 3rd quarter of 2009.

        Reimbursement from Affiliates.    Ramius's reimbursements from affiliates for the segment decreased $3.1 million, or 54%, to $2.6 million for the three months ended September 30, 2009 compared with $5.6 million for the third quarter of 2008. The decrease was attributable to lower assets under management in the 2009 period as such allocations are largely made based on a percentage of assets under management.

        Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain Ramius non-wholly owned subsidiaries that is allocated to other investors.

Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008

	Nine months ended Sept 30,		Period-to-Period
	2009	2008	$ Change	% Change
Economic Income Revenues
Management Fees	$40,494	$65,614	$(25,120)	(38.3)%
Incentive Income (Loss)	(11,840)	(3,249)	(8,591)	(264.4)%
Investment Income (Loss)	16,644	(42,423)	59,067	139.2%
Other Revenue	652	2,731	(2,079)	(76.1)%

Total Economic Income Revenues	45,950	22,673	23,277	102.7%

Economic Income Expenses
Compensation & Benefits	50,869	67,703	(16,834)	(24.9)%
Non-compensation expenses	34,326	34,819	(493)	(1.4)%
Reimbursement from affiliates	(8,314)	(12,352)	4,038	(32.7)%

Total Economic Income Expenses	76,881	90,170	(13,289)	(14.7)%

Net Economic Income (before non-controlling interest)	(30,931)	(67,497)	36,566	54.2%
Non-Controlling Interest	(957)	2,741	(3,698)	(134.9)%

Economic Income (Loss)	$(31,888)	$(64,756)	$32,868	50.8%

  Economic Income Revenues

        Management Fees.    Management fees for the segment decreased $25.1 million, or 38%, to $40.5 million for the nine months ended September 30, 2009 compared with $65.6 million in the first nine months of 2008. The decrease was due to the decrease in assets under management.

        Incentive Income (Loss).    Incentive loss for the segment increased $8.6 million to a loss of $11.8 million for the nine months ended September 30, 2009 compared to a loss of $3.2 million for the nine months ended September 30, 2008 primarily as a result of an increase in a reversal, in the current year period, of previously recorded incentive income allocations from Ramius's interests in the general partner of a certain real estate fund pursuant to the terms of the governing documents of such fund. These governing documents state that if the limited partners in these funds would not receive the required cumulative preferred return due to them, the general partner would be obligated to reimburse all incentive income allocations previously received, net of taxes. Based on a hypothetical liquidation of the real estate funds as of September 30, 2009 at then-recorded values, these limited partners would not receive their required cumulative preferred return since the fair values of the underlying investments held by these funds have been marked down from previously recorded values in part due to the continued deterioration in the commercial real estate markets. As a result, Ramius has recognized its share of this reversal of incentive income by the general partners for this obligation. In addition, as of September 30, 2009 there was a $4.6 million accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds' lead investor. Furthermore, many of the funds now have high-water marks so that Ramius will not earn incentive income with respect to the investments of the fund investors who suffered such losses last year until the investors recover their losses.

        Investment Income.    Investment income for the segment increased $59.1 million, or 139%, to a gain of $16.6 million for the nine months ended September 30, 2009 compared with a loss of $42.4 million in the first nine months of 2008. The increase is a result of positive fund performance in the current year period versus negative performance in the prior year period as a result of the general unprecedented levels of market volatility, and liquidity constraints that began in the third quarter of 2008 that affected almost every asset class globally.

        Other Revenue.    Other revenue for the segment decreased $2.1 million, or 76%, to $0.7 million for the nine months ended September 30, 2009 compared with $2.7 million for the first nine months of 2008. The decrease was primarily due to the elimination of stock loan fee income as Ramius exited that business in the fourth quarter of 2008, and the elimination of placement fee income. Ramius exited the placement agent business in the third quarter of 2009.

  Economic Income Expenses

        Compensation and Benefits.    Compensation and benefits expenses for the segment decreased $16.8 million, or 25%, to $50.9 million for the nine months ended September 30, 2009 compared with $67.7 million in the first nine months of 2008. The decrease was driven by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count from 241 employees as of September 30, 2008 to 147 employees as of September 30, 2009.

        Non-compensation Expenses.    The following table shows the components of the non-compensation expenses for the segment for the nine months ended September 30, 2009 and 2008:

	Nine months ended Sept 30,		Period-to-Period
	2009	2008	$ Change	% Change
Non-compensation expenses:
Interest expense	$1,103	$923	$180	19.5%
Professional, advisory and other fees	13,633	10,106	3,527	34.9%
Occupancy and equipment	7,519	8,863	(1,344)	(15.2)%
Depreciation and amortization	3,563	2,955	608	20.6%
Other	8,508	11,972	(3,464)	(28.9)%

	$34,326	$34,819	$(493)	(1.4)%

        Non-compensation expenses for the segment decreased $0.5 million, or 1%, to $34.3 million for the nine months ended September 30, 2009 compared with $34.8 million for the first nine months of 2008. While the aggregate amount remained relatively unchanged, the mix of expenses changed as professional, advisory and other fees increased primarily due to the Transactions and legal fees incurred in connection with an arbitration initiated by Ramius increased in 2009. These increases were more than offset by a decrease in occupancy and equipment, as a result of Ramius subleasing its former office space for the entire nine months ended September 30, 2009 and only for the second and third quarters of 2008, a decrease in client service and business development expenses and a decrease in expenses related the placement agent and stock loan businesses, each of which Ramius has exited. Ramius does not expect to incur additional expense in connection with the arbitration matter referenced above.

        Reimbursement from Affiliates.    Ramius's reimbursements from affiliates for the segment decreased $4.0 million, or 33%, to $8.3 million for the nine months ended September 30, 2009 compared with

$12.4 million for the first nine months of 2008. The decrease was attributable to lower assets under management in the 2009 period as such allocations are largely made based on a percentage of assets under management.

        Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain Ramius non-wholly owned subsidiaries that is allocated to other investors.

Liquidity and Capital Resources

        The Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q includes forward looking information. As such, the information set forth below covers the liquidity and capital resources of the Company after giving effect to the transactions contemplated in the Transaction Agreement, including its subsidiaries.

        We continually monitor our liquidity position. The working capital needs of the Company's business have been met through current levels of equity capital, current cash and cash equivalents, and anticipated cash generated from our operating activities, including management fees, incentive income returns on the Company's own capital, investment banking fees and brokerage commissions. The Company expects that its primary working capital liquidity needs over the next twelve months will be to:

  •
  pay its operating expenses, primarily consisting of compensation and benefits and general and administrative expenses;

  •
  repay borrowings and related interest expense; and

  •
  provide capital to facilitate the growth of its existing business.

        Based on its historical results, management's experience, its current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Its cash reserves include cash, cash equivalents, assets readily convertible into cash such as our securities held in inventory and the Company's special withdrawal rights from the Enterprise Fund which it can use to fund operations. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2009, we had cash and cash equivalents of $95.7 million. However, the Company has agreed, until December 31, 2009, not to withdraw its capital from the Enterprise Fund if, after such withdrawal, its investment in the Enterprise Fund would be less than $250 million. At September 30, 2009, Ramius's investment in the Enterprise Fund was valued at $276 million. Ramius has submitted a redemption request to the Enterprise Fund to withdraw up to an aggregate of $75 million from the Enterprise Fund as of December 31, 2009, but has not yet determined the amount of capital that it will actually withdraw.

        The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries bi-weekly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year in February.

        The Company has committed to invest $27.0 million in the aggregate to the CHRP Fund as a limited partner of the CHRP Fund and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Fund. This commitment is expected to be called over a two to three year period. The Company will make its pro-rata investment in the CHRP Fund along with the other limited partners. Through September 30, 2009, the Company has funded $15.2 million towards these commitments.

        As a registered broker-dealer and member firm of the NYSE, Cowen and Company is subject to the Uniform Net Capital Rule of the SEC. We have elected to use the alternative method permitted by the Uniform Net Capital Rule, which generally requires that we maintain minimum net capital of $1.0 million. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be below the regulatory limit. We expect these limits will not impact our ability to meet current and future obligations.

        At September 30, 2009, Cowen and Company's net capital under the SEC's Uniform Net Capital Rule was $62.2 million, or $61.2 million in excess of the minimum required net capital.

        CIL and Ramius UK Limited (which we refer to as Ramius UK) are subject to the capital requirements of the FSA of the U.K. Financial resources must exceed the total financial resources requirement of the FSA. At September 30, 2009, CIL's financial resources of $8.6 million and Ramius UK's financial resources of $1.7 million exceeded the minimum requirement of $3.1 million and $0.5 million by $5.5 million and $1.2 million, respectively.

        CLAL is subject to the financial resources requirements of the SFC of Hong Kong. Financial resources, as defined, must exceed the total financial resources requirement of the SFC. At September 30, 2009, CLAL's financial resources of $0.3 million exceeded the minimum requirement of $0.03 million by $0.3 million.

        The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital. In addition, our secured revolving credit facility with HVB AG referenced below prohibits us and certain of our subsidiaries from incurring any indebtedness, other than certain indebtedness permitted under the facility.

  Cowen Group Secured Revolving Credit Agreement

        On November 2, 2009, Cowen Group entered into a secured revolving credit agreement with HVB AG, as administrative agent, issuing bank, fronting lender and a lender. The credit agreement provides a secured, revolving loan facility of up to $50 million, including a $7 million sub-facility for existing letters of credit. On January 4, 2010, the commitment automatically reduces from $50 million to $25 million and remains at $25 million until maturity. The stated maturity date is September 29, 2011. The credit agreement may not be terminated by Cowen Group prior to the stated maturity date, even if there are no amounts outstanding thereunder and even if the total commitments thereunder have been permanently reduced to zero. The actual amount available to Cowen Group under the credit agreement from November 2, 2009 until January 4, 2010 is the lesser of (a) $50 million and (b) 20% of the net asset value of Cowen Group's and Ramius's aggregate limited partnership interests held in Ramius Enterprise L.P.. At January 4, 2010, the available amount is the lesser of (x) $25 million and (y) 15% of the net asset value of Cowen Group's and Ramius's aggregate limited partnership interests held in Ramius Enterprise LP. At the election of Cowen Group, borrowings under the credit agreement bear interest per annum (based on a 360-day year) equal to either (i) the prime rate plus 1.5% or (ii) LIBOR plus 3.5%. Cowen is required to pay a quarterly commitment fee on the undrawn portion of the revolving loan facility equal to 1.0% per annum. The credit agreement contains customary representations and warranties and covenants for a credit agreement of this type, including covenants restricting, among other things, Cowen Group's ability to incur indebtedness, create liens on assets, engage in mergers or consolidations, dispose of assets, engage in transactions with affiliates or make distributions or other restricted payments. The credit agreement is secured by 100% of the limited partnership interests of Ramius Enterprise LP held by Cowen Group and Ramius. The credit agreement was fully drawn as of the date hereof.

  Cowen Holdings Letters of Credit

        Cowen Holdings has an irrevocable letter of credit for $5.0 million, expiring on December 1, 2009, which supports obligations under Cowen Holdings' Boston office lease. Cowen Holdings also has two additional irrevocable letters of credit, the first of which is for $100,000, expiring on July 26, 2010, supporting workers' compensation insurance with Safety National Casualty Corporation, and the third of which is for $57,000, expiring on November 14, 2010, supporting Cowen Healthcare Royalty's Stamford office lease. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2009, there were no amounts due related to these letters of credit.

  Cash Flows Analysis

        Ramius's primary sources of cash are derived from fees, realized returns on its own invested capital, capital contributions and borrowings under its line of credit. Ramius's primary uses of cash include compensation, general and administrative expenses, capital withdrawals and payments of interest and principal under its line of credit. The consolidation of various funds and operating entities resulted in substantially different cash flows from operating, investing and financing activities due to classification differences.

        Operating Activities.    Net cash provided by operating activities of $32.3 million for the nine months ended September 30, 2009 was predominately related to proceeds from sales of securities and sales of other investments, partially offset by a net cash loss and purchases of securities owned. In 2008, Ramius wound down its securities lending operation which resulted in a significant change in receivables from brokers mostly offset by a corresponding change in payable to brokers. Ramius net cash used in operating activities of $133.7 million for the nine months ended September 30, 2008 was predominately for the purchases of other investments and a net cash loss partially offset by realized and unrealized gains on investments and other transactions. The significant inflows and outflows of cash from operating activities during the three quarters of 2008 were primarily caused by Ramius investing its own capital directly and the consolidation of numerous funds and operating entities.

        Investing Activities.    Net cash provided by investing activities of $7.8 million for the nine months ended September 30, 2009 was primarily due to the proceeds from sales of other investments. Net cash used in investing activities of $18.6 million for the nine months ended September 30, 2008 was the result of the net purchase of fixed assets related to the relocation of Ramius's headquarters into new office space.

        Financing Activities.    While the net cash used in financing activities for the nine months ended September 30, 2009 was $80.9 million, the financing activities excluding the consolidated entities used net cash of $18.0 million primarily due to net withdrawals of member's capital. For nine months ended September 30, 2008 net cash provided by financing activities was $158.0 million, however, the financing activities excluding the consolidated entities used net cash of $13.5 million primarily driven by a net withdrawal of $19 million of member's capital.

Contractual Obligations

        The following table summarizes Ramius's contractual cash obligations as of December 31, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

Contractual Obligations at December 31, 2008

	Total		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands of dollars)
Operating Lease
Real estate	$107,463		$9,851	$23,141	$22,683	$51,789
Aircraft	8,946		1,760	5,279	1,906	—

Total:	$116,409		$11,611	$28,420	$24,589	$51,789
Debt
Ramius Line of Credit	$43,000		$43,000	—	—	—
Ramius Letter of Credit	6,948		6,948	—	—	—
Benefit Plan	962	(1)

Total:	$50,910		$49,948	—	—	—

(1)
Estimated 2009 funding requirements for Ramius's defined benefit plan. Future contribution to the plan beyond 2009 cannot reasonably be estimated and are excluded from the table above.

        There have been no significant changes to our contractual obligations since December 31, 2008.

Off-Balance Sheet Arrangements

        Neither Ramius nor Cowen Holdings had any material off-balance sheet arrangements as of December 31, 2008. However, through indemnification provisions in its clearing agreement, customer activities may expose Cowen Holdings to off-balance-sheet credit risk. Pursuant to the clearing agreement, Cowen Holdings is required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. See the section titled "Qualitative and Quantitative Disclosures About Market Risk—Credit Risk."

        Cowen and Company, LLC (which we refer to as Cowen and Company) is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Cowen and Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for Cowen and Company to be required to make payments under these arrangements is remote.

Critical Accounting Policies and Estimates

        Critical accounting policies are those that require Ramius to make significant judgments, estimates or assumptions that affect amounts reported in its consolidated financial statements or the notes thereto. Ramius bases its judgments, estimates and assumptions on current facts, historical experience and various other factors that Ramius believes to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to Ramius's audited consolidated financial statements, for a description of its accounting policies.

        The following is a summary of what Ramius believes to be its most critical accounting policies and estimates:

  Consolidation

        Ramius has consolidated entities which comprise (i) entities in which Ramius has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity, including Ramius operating entities and (ii) currently four Ramius funds in which Ramius is the general partner and has substantive, controlling general partner interest. Ramius's funds that are subject to specialized accounting are not required to consolidate their investments. The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered are the determination as to the degree of control over an entity by its various equity holders, the design of the entity, how closely related the entity is to each of its equity holders, the relation of the equity holders to each other and a determination of the primary beneficiary in entities in which Ramius has variable interest. These analyses involve estimates based on the assumptions of management.

        Ramius's consolidated financial statements reflect the assets, liabilities, revenues, expenses and cashflows of the consolidated Ramius funds on a gross basis. The management fees and incentive income earned by Ramius from the consolidated Ramius funds were eliminated in consolidation; however, Ramius's allocated share of net income from these funds was increased by the amount of this eliminated income. Hence, the consolidation of these Ramius funds had no net effect on Ramius's net earnings.

  Fair Value of Investments

        Ramius is the manager of Ramius funds and in certain cases participates in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on proprietary models developed by Ramius, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions used in these models include the timing and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of Ramius's investments in the Ramius funds in Ramius's consolidated financial statements.

        The Company discloses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that Ramius has the ability to access at the measurement date;
Level 2	Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and
Level 3
Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation.

        Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes "observable" requires significant judgment by Ramius. Ramius considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to Ramius's perceived risk of that instrument.

        Ramius uses the "market approach" valuation technique to value its financial instruments measured at fair value. In determining an instrument's placement within the hierarchy, Ramius separates Ramius's financial instruments into three categories: securities owned, derivative contracts and other investments.

        Securities.    Securities whose values are based on quoted market prices in active markets for identical assets, and are therefore classified in level 1 of the fair value hierarchy, include active listed equities, certain U.S. government and sovereign obligations, and certain money market securities. Ramius does not adjust the quoted price for such instruments, even in situations where Ramius holds a large position and a sale could reasonably impact the quoted price.

        Derivative contracts.    Derivative contracts can be exchange-traded or privately negotiated over-the-counter (which we refer to as OTC). Exchange-traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2.

        Other investments.    Other investments measured at fair value consist primarily of portfolio funds and real estate investments, which are valued as follows:

  •
  Portfolio Funds.  Portfolio funds include interests in Ramius funds and investment companies managed externally by unaffiliated managers. Substantially all of Ramius's investments in portfolio funds have been classified within level 2 or level 3 of the fair value hierarchy, as quoted prices in active markets are typically not available. The determination of whether a portfolio fund is categorized within level 2 or level 3 of the fair value hierarchy is generally determined by the amount of liquidity provided to investors in the fund, the observability of ongoing redemption and/or subscription activity, and the nature of the underlying investments. Due to liquidity, investments in fund of funds are classified as level 3.

  •
  Real estate investments.  Real estate investments are valued at estimated fair value. The fair value of real estate investments are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by Ramius. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earning multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, Ramius considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Ramius also considers the type of real estate investments (stabilized/core vs. value-add/opportunistic) in choosing a suitable valuation technique. Real estate investments are reviewed on a quarterly basis by Ramius for significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.

    Ramius also reflects its real estate equity investments net of investment level financing. Valuation adjustments attributable to underlying financing arrangements are considered in the real estate equity valuation based on amounts at which the financing liabilities could be transferred to market participants at the measurement date regardless of whether or not the transfer is permitted by the loan documents.

    Real estate and capital markets are cyclical in nature. Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates and interest and inflation rates. In addition, Ramius invests in real estate and real estate related investments for which no liquid market exists. The market prices for such investments may be volatile and may not be readily ascertainable. In addition, there continues to be significant disruptions in the global capital, credit and real estate markets. These disruptions have led to, among other things, a significant decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity funding sources. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, amounts ultimately realized by Ramius from investments sold may differ from the fair values presented, and the differences could be material.

    Ramius's real estate investments are typically categorized as Level 3 within the fair value hierarchy as management uses significant unobservable inputs in determining their estimated fair value.

        Underlying investments in Portfolio Funds.    The determination of where a portfolio fund is categorized in the fair value hierarchy as presented in these financial statements is determined by pricing inputs specific to the fund such as observable subscription and redemption activity, rather than its underlying investments. As a result the underlying investments held in the portfolio funds may be classified at a different level within the fair value hierarchy to that for the portfolio fund holding such investments. The underlying investments held by the portfolio funds are generally categorized as follows:

  •
  Investments whose values are based on quoted market prices in active markets, and are therefore classified within level 1, include active listed equities, certain U.S. government and sovereign obligations, and certain money market securities.

  •
  Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs are classified within level 2. These may include certain U.S. government and sovereign obligations, certain government agency securities, investment-grade corporate bonds, certain mortgage products, certain bank loans and bridge loans, less liquid listed equities, state, municipal and provincial obligations, most physical commodities and certain loan commitments. As level 2 investments include positions that are not traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information.

  •
  Investments classified within level 3 have significant unobservable inputs, as they trade infrequently or not at all. Level 3 instruments include private equity and real estate investments, certain bank loans and bridge loans, less liquid corporate debt securities (including distressed debt instruments), collateralized debt obligations, and less liquid mortgage securities (backed by either commercial or residential real estate). When observable prices are not available for these securities, one or more valuation techniques (e.g., the market approach or the income approach) are used for which sufficient and reliable data is available. Within level 3, the use of the market approach generally consists of using comparable market transactions, while the use of the income approach generally consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

        The inputs used in estimating the value of level 3 investments may include the original transaction price, recent transactions in the same or similar instruments, completed or pending third party transactions in the underlying investment or comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows. Level 3 investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated in the absence of market information. The fair value measurement of level 3 investments excludes transaction costs that may have been capitalized as part of the security's cost basis. Assumptions used by the portfolio funds due to the lack of observable inputs may significantly impact the resulting fair value and therefore Ramius's results of operations.

        Because of the inherent uncertainty of valuation for Ramius's investments and related derivatives, including other investments and the underlying investments held by the portfolio funds, the estimated fair values assigned may differ from the values that would have been used had a ready market existed for these investments, and the differences may be material.

  Incentive Income

        Ramius is entitled to incentive income on the net profits, defined in the investment management agreement, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. Ramius has elected to adopt Method 2 of EITF Topic D-96, Accounting for Arrangement Fees Based on a Formula. Under Method 2, the incentive income of Ramius's funds and managed accounts for any period is based upon the net profits of Ramius funds at the reporting date. Any incentive income recognized in a quarter's consolidated statement of operations may be subject to clawback in a subsequent quarter.

  Impairment of Goodwill

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of the Ramius fund of funds reporting unit to its carrying amount, including goodwill. In performing the first step, Ramius determines the fair value of a reporting unit using a combination of a discounted cash flow (which we refer to DCF), analysis and price multiples approach.

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the price multiples approach. The cash flows employed in the DCF analyses are based on Ramius most recent budget and, for years beyond the budget, Ramius's estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of Ramius. In addition, the price multiples approach uses comparable publicly traded investment management companies using various operating metrics. If the estimated fair value of the Ramius fund of funds reporting unit exceeds its carrying amount, its goodwill is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the Ramius fund of funds reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the Ramius fund of funds reporting unit goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the Ramius fund of funds reporting unit is allocated to all of its assets and liabilities (including any unrecognized intangible assets) as if the Ramius fund of funds reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the Ramius fund of funds reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances.

        In the fourth quarter of 2008, Ramius conducted a goodwill test for the fund of funds reporting unit and determined that $10.2 million of goodwill was impaired and a corresponding charge was recorded. The aggregate impairment charge was primarily attributable to decline in the assets under management at the Ramius fund of funds reporting unit and the resulting decline in the expected management and incentive income. The assets under management declined from 2007 to 2008 by $1.30 billion or 33% (2007 assets under management at $3.87 billion vs. 2008 assets under management at $2.57 billion), primarily as a result of the difficult market environment in the second half of 2008. Consistent with other fund of funds managers, the Ramius fund of funds business experienced significant negative performance in 2008. As such, the business will need to recoup significant positive performance going forward to meet high water marks (approximately 22%) before the business would earn incentive income. Significant judgments inherent in this analysis include the selection of appropriate weighted average cost of capital, estimating the amount and timing of estimated future cash flows attributable to management and incentive income and appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flow. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company—Assets Under Management and Fund Performance—Fund Performance" for additional discussion of 2008 fund performance.

Adoption of New Accounting Pronouncements

        Ramius adopted a new accounting standard, effective January 1, 2009, which requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. Ramius has applied the provisions of this standard to business combinations occurring after December 15, 2008. Adoption of this standard did not affect the Ramius's financial condition, results of operations or cash flows, but will have an effect on accounting for business combinations occurring subsequent to the date of adoption, including the transaction as discussed the Transaction Agreement and Agreement and Plan of Merger.

        In June 2009, the FASB issued a new accounting standard which revises the accounting for variable interest entities ("VIEs") introducing a new consolidation model. This new standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. The new model identifies two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE. Management had recently begun to evaluate the application of it to Ramius and concluded that under this new model the Company may be required to consolidate an additional number of funds which are VIEs. In November 2009, the FASB proposed an indefinite deferral to the initial adoption of this standard by asset managers such as Ramius.

        Effective January 1, 2009, Ramius adopted a new accounting pronouncement which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Since this standard requires only additional disclosures concerning derivatives and hedging activities, the adoption of it did not affect the Company's financial condition, results of operations or cash flows. See Note 3 for further information regarding the Company's investments and fair value measurements.

        Effective January 1, 2009, Ramius adopted a new accounting pronouncement which requires enhanced disclosures about credit derivatives and guarantees. Since this pronouncement only requires additional disclosures concerning credit derivatives and guarantees, adoption of it does not have an effect on the Company's financial condition, results of operations or cash flows. See Note 3 for further information regarding the Company's investments and fair value measurements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Company's primary exposure to market risk is a function of our role as investment manager for the Ramius funds and managed accounts and our role as a financial intermediary in custom trading and our market making activities, as well as the fact that a significant portion of our own capital is invested in securities. Adverse movements in the prices of securities that are either owned or sold short may negatively impact the Company's management fees and incentive income, as well as the value of our own invested capital.

        The market value of the assets and liabilities with Ramius's funds and managed accounts, as well as the Company's own securities, may fluctuate in response to changes in equity prices, interest rates, credit spreads, currency exchange rates, commodity prices, implied volatility, dividends, prepayments, recovery rates and the passage of time. The net effect of market value changes caused by fluctuations in these risk factors will result in gains (losses) for Ramius's funds and managed accounts which will impact Ramius's management fees and incentive income and for the Company's securities which will impact the value of our own invested capital as well as the capital utilized in facilitating customer trades.

        The Company's risk measurement and risk management processes are an integral part of our daily investment process as well as market making and customer facilitation trading activities. These processes are implemented at the individual position, strategy and total portfolio levels and are designed to provide a complete picture of the Company's funds' and managed accounts' risks. The key elements of our risk reporting include sensitivities, exposures, stress testing and profit and loss attribution. As a result of our views of levels of risk being taken, the firm may undertake to hedge out some or all of any or all risks at either the individual position, strategy or total portfolio levels.

  Impact on Management Fees

        Ramius's management fees are based on the net asset value of the Ramius funds and managed accounts. Accordingly, management fees will change in proportion to changes in the market value of investments held by the Ramius funds and managed accounts.

  Impact on Incentive Income

        Ramius's incentive income is generally based on a percentage of the profits of the various Ramius funds and managed accounts, which is impacted by global economies and market conditions and other factors. Consequently, incentive income cannot be readily predicted or estimated.

  Custody and prime brokerage risks

        There are risks involved in dealing with the custodians or prime brokers who settle trades. Under certain circumstances, including certain transactions where Ramius's assets are pledged as collateral for leverage from a non-broker-dealer custodian or a non-broker-dealer affiliate of the prime broker, or where Ramius's assets are held at a non-U.S. prime broker, the securities and other assets deposited with the custodian or broker may be exposed to a credit risk with regard to such parties. In addition, there may be practical or time problems associated with enforcing Ramius's rights to its assets in the case of an insolvency of any such party. For additional information, also see the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company—Assets Under Management and Fund Performance—Fund Performance—2008 Fund Performance—Lehman Brothers" above.

  Market risk

        Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is primarily related to the fluctuation in the fair values of securities owned and sold, but not yet purchased in the Ramius funds and our role as a financial intermediary in customer trading and to our market making and investment activities. Market risk is inherent in financial instruments and risks arise in options, warrants and derivative contracts from changes in the fair values of their underlying financial instruments. Securities sold, but not yet purchased, represent obligations of the Ramius funds to deliver specified securities at contracted prices and thereby create a liability to repurchase the securities at prevailing future market prices. We trade in equity securities as an active participant in both listed and over the counter markets. We typically maintain securities in inventory to facilitate our market making activities and customer order flow. We may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. In connection with our trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities are intended to ensure that our trading strategies are conducted within acceptable risk tolerance parameters, particularly when we commit our own capital to facilitate client trading. Activities include price verification procedures, position reconciliations and reviews of transaction booking. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.

        A 10% change in the fair value of the investments held by the Ramius funds as of September 30, 2009 would result in a change of approximately $709 million in Ramius's assets under management and would impact management fees by approximately $5.3 million. This number is an estimate. The amount would be dependent on the fee structure of the particular fund or funds that experienced such a change.

  Currency risk

        The Company is also exposed to foreign currency fluctuations. Currency risk arises from the possibility that fluctuations in foreign currency exchange rates will affect the value of such financial instruments, including direct or indirect investments in securities of non-U.S. companies. A 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which the Company's investments or Ramius funds have exposure to exchange rates would not have a material effect on the Company's revenues, net loss or Economic Income.

  Inflation risk

        Because our assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation and communications charges, which may not be readily recoverable in the prices of services we offer. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our financial condition and results of operations in certain businesses.

  Leverage and interest rate risk

        There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company. In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where they have borrowed money based on the market value of those assets. A decrease in market value of those assets may result in the lender (including derivative counterparties) requiring the Company to post additional collateral or otherwise sell assets at a time when it may not be in Ramius's best interest to do so.

        As we may hold interest-sensitive assets and liabilities from time to time, we are exposed to additional interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

        In the event that LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of September 30, 2009, based on Ramius funds' debt investments and obligations as of September 30, 2009, we estimate that the net effect on interest income and interest expense would not result in a material impact on our earnings. A tightening of credit and increase in prevailing interest rates could make it difficult for us to raise capital and sustain its growth rate.

        In addition, the Company's debt obligations bear interest at rates indexed to LIBOR. For every 1% increase in LIBOR, as of September 30, 2009, our annual interest expense will increase by $0.5 million.

  Credit risk

        The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at September 30, 2009, the Company had recorded no liability.

        Credit risk is the potential loss the Company may incur as a result of the failure of a counterparty or an issuer to make payments according to the terms of a contract. The Company's exposure to credit risk at any point in time is represented by the fair value of the amounts reported as assets at such time.

        In the normal course of business, our activities may include trade execution for its clients. These activities may expose us to risk arising from price volatility which can reduce clients' ability to meet their obligations. To the extent investors are unable to meet their commitments to us, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill clients' obligations.

        In accordance with industry practice, client trades are settled generally three business days after trade date. Should either the client or the counterparty fail to perform, we may be required to complete the transaction at prevailing market prices.

        We manage credit risk by monitoring the credit exposure to and the standing of each counterparty, requiring additional collateral where appropriate, and using master netting agreements whenever possible.

  Operational risk

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. We outsource all or a portion of several critical business functions, such as clearing, data center and desktop maintenance and support. Accordingly, we negotiate our agreements with these firms with attention focused not only on the delivery of core services but also on the safeguards afforded by back-up systems and disaster recovery capabilities. We make specific inquiries on any relevant exceptions noted in a service provider's Statement on Auditing Standards No. 70 report on the state of its internal controls. We are focused on maintaining our overall operational risk management framework and minimizing or mitigating these risks through a formalized control assessment process to ensure awareness and adherence to key policies and control procedures.

        Our Internal Audit department oversees, monitors, measures, analyzes and reports on operational risk across the Company. The scope of Internal Audit encompasses the examination and evaluation of the adequacy and effectiveness of the Company's system of internal controls and is sufficiently broad to help determine whether the Company's network of risk management, control and governance processes, as designed by management, is adequate and functioning as intended. Internal Audit works with the senior management to help ensure a transparent, consistent and comprehensive framework exists for managing operational risk within each area, across the Company and globally.

        Primary responsibility for management of operational risk is with the businesses and the business managers therein. The business managers, generally, maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. As new products and business activities are developed and processes are designed and modified, operational risks are considered.

  Legal risk

        Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty's performance obligations will be unenforceable. The Company has established procedures based on legal and regulatory requirements that are designed to achieve compliance with applicable statutory and regulatory requirements. The Company, principally through the Legal and Compliance Division, also has established procedures that are designed to require that the Company's policies relating to conduct, ethics and business practices are followed. In connection with its businesses, the

Company has and continuously develops various procedures addressing issues such as regulatory capital requirements, sales and trading practices, new products, potential conflicts of interest, use and safekeeping of customer funds and securities, money laundering, privacy and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The legal and regulatory focus on the financial services industry presents a continuing business challenge for the Company.

Item 4.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2009.

        Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We are involved in a number of judicial, regulatory and arbitration matters arising in connection with our business including those described below.

Lehman Brothers

        Certain of the hedge funds managed by Ramius used Lehman Brothers International (Europe) (which we refer to as LBIE) as one of their prime brokers and some of these funds also held assets through accounts at Lehman Brothers, Inc. (which we refer to as LBI). As a result of LBIE being placed into administration on September 15, 2008 by order of the English Court and LBI entering liquidation proceedings under the Securities Investor Protection Act of 1970, as amended, the assets, including securities and cash, held by Ramius and the hedge funds in their LBIE accounts and LBI accounts were frozen at LBIE and LBI, respectively.

        The net assets of the Ramius hedge funds held at LBIE at the time of administration, which Ramius refers to as the total net equity claim, were approximately $232.6 million. Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, Ramius has valued the total net equity claim at an 80% discount, or approximately $46.5 million, which Ramius believes is a reasonable estimate of value that ultimately may be recovered with respect to the total net equity claim. Since the status and ultimate resolution of the assets under LBIE's administration proceedings is uncertain, Ramius decided that only the investors who were invested at the time of the Administration should participate in any profit/loss relating to the estimated recoverable Lehman claim. As such, Ramius has segregated the Lehman claims for the benefit of such investors for so long as they remained in the funds. These segregated Lehman claims do not earn management fees.

        In November 2008, one of the hedge funds managed by Ramius was appointed as a member of the unsecured creditors' committee of LBIE and representatives of Ramius have been attending regular meetings of the creditors' committee and assisting in working on solutions to provide a framework for returning assets to clients.

        In addition, Ramius currently estimates that the combined net exposure of the hedge funds to LBI amounts to approximately $18.7 million in cash and securities. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation ("SIPC") liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the "SIPA Trustee") as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on recent court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, the court filings also indicate that Barclays plc has submitted a substantial claim against LBI relating to the asset purchase agreement entered into by Barclays with LBIE near the time of the SIPC liquidation proceeding that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of our customer claims, Ramius estimated its recovery with respect to our LBI exposure at 65%, which represents the present value of the mid point between what it believes are reasonable estimates of the low side and high side potential recovery rates with respect to its LBI exposure. The estimated recoverable amount by the Ramius hedge funds may differ from the actual recoverable amount of the pending LBI claim, and the differences may be material.

        As a result of Ramius being an investor in Ramius Enterprise LP and due to Ramius's additional direct exposure to LBIE, Ramius had a total exposure to LBIE of $12.94 million and a total exposure to LBI of $1.64 million, as of September 30, 2009. At September 30, 2009, the current value of Ramius's exposure to LBIE and LBI after the mark downs discussed above, was $3.65 million.

Regulatory Inquiries and Investigations

        On July 13, 2009, FINRA sent written notification to Ramius that it intends to recommend an enforcement action against Ramius's broker-dealer subsidiary, which we refer to as Ramius Securities, pertaining to finder's fees which were paid by another party in connection with certain transactions executed by Ramius Securities's former securities lending business in 2003 and 2004, in violation of marketplace rules. We are cooperating fully with this FINRA investigation.

Item 1A.    Risk Factors

RISK FACTORS

Risks Related to the Company's Businesses and Industry

        For purposes of the following risk factors, references made to Ramius's funds include hedge funds and other alternative investment management products offered by the Company and funds in the Ramius fund of funds business and real estate funds.

The Company

Difficult market conditions, market disruptions and volatility have adversely affected and may in the future continue to adversely affect the Company's businesses, results of operations and financial condition.

        The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses may be materially affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). Recently, global credit and other financial markets have suffered and continue to suffer substantial stress, volatility, illiquidity and disruption. Market turbulence reached unprecedented levels during the third and fourth quarters of 2008, as loss of investor confidence in the financial system resulted in an historically unprecedented lack of liquidity, decline in asset values (including real estate assets), and the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These factors, combined with volatile commodity prices and foreign exchange rates, have contributed to recessionary economic conditions globally and a deterioration in consumer and corporate confidence and could further exacerbate the overall market disruptions and risks to market participants, including the Ramius funds and managed accounts. These market conditions may affect the level and volatility of securities prices and the liquidity and the value of investments in the Ramius funds (including Ramius Enterprise L.P. (which we refer to as Enterprise) in which the Company has an investment of approximately $276 million of its own capital as of September 30, 2009) and managed accounts, and the Company may not be able to effectively manage its alternative investment management business's exposure to these market conditions. Losses in Enterprise could adversely affect our results of operations.

        In addition, industry-wide declines in the size and number of underwritings and mergers and acquisitions have had an adverse effect on revenues of Cowen and Company due to the decrease in equity underwritings and the decline in both announced and completed mergers and acquisitions. Continued weakness in equity markets and diminished trading volume of securities could further adversely impact Cowen and Company's brokerage business, from which Cowen Holdings historically generated a significant portion of its revenues. In addition, reductions in the trading prices for equity securities also tend to reduce the dollar value of investment banking transactions, such as underwriting and merger and acquisition transactions, which in turn would likely reduce the fees that Cowen and Company earns from these transactions. As the Company may be unable to reduce expenses correspondingly, its profits and profit margins of its investment banking business may decline. During 2008, the adverse market conditions impacted Cowen and Company's investment banking business, and there can be no assurance that these conditions will improve in the near term. Until they do, the Company expects its results of operations to be negatively impacted.

The Company is expected to incur substantial expenses related to the integration of Ramius and Cowen Holdings.

        The Company expects to continue to incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of Ramius and Cowen Holdings. There are a large number of functions that must be integrated, including but not limited to information technology, finance, human resources, audit, corporate communications, risk management and legal and compliance. Furthermore, the Company expects to move its employees in New York to a single office location, which will likely result in the Company incurring additional costs for rent and capital expenditures. While the Company has calculated an estimate of expenses, there are a number of factors beyond the Company's control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale, cost savings and revenue synergies related to the integration of the businesses as a result of the Transactions.

Although the Company expects that the combination of the businesses of Ramius and Cowen and Company will result in benefits to the Company, the Company may not realize those benefits because of integration difficulties and other challenges.

        The success of the combination of the businesses of Ramius and Cowen and Company will depend in large part on the success of the management of the Company in integrating the operations, strategies, technologies and personnel of the two predecessor companies. The Company may fail to realize some or all of the anticipated benefits of the Transactions if the integration process takes longer or is more costly than expected. The failure of the Company to meet the challenges involved in successfully integrating the operations of Ramius and Cowen and Company or to otherwise realize any of the anticipated benefits of the Transactions, including additional revenue opportunities, could impair the operations of the Company. In addition, the Company anticipates that the overall integration of the companies will be a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt the business of Ramius and Cowen and Company.

        Potential difficulties the Company may encounter in the integration process include the following:

  •
  the integration of each company's management teams, strategies, technologies and operations, products and services;

  •
  the disruption of each company's ongoing businesses and distraction of their respective management teams from ongoing business concerns;

  •
  the retention of the existing clients of both companies;

  •
  the creation of uniform standards, controls, procedures, policies and information systems;

  •
  the reduction of the costs associated with each company's operations;

  •
  the consolidation and rationalization of information technology platforms and administrative infrastructures;

  •
  the integration of corporate cultures and maintenance of employee morale;

  •
  the retention of key employees;

  •
  the occurrence of unanticipated expenses related to technology integration; and

  •
  potential unknown liabilities associated with the Transactions.

        The anticipated benefits and synergies include the combination of offices in various locations and the elimination of numerous technology systems, duplicative personnel and duplicative market and other data sources. However, these anticipated benefits and synergies assume a successful integration and are based on projections and other assumptions, which are inherently uncertain. Furthermore, the combination of the Company's offices in New York will likely result in the Company initially incurring additional costs for rent and capital expenditures.

        Ramius and Cowen and Company operate in different business segments. Ramius's business is alternative investment management. Ramius's investment products and services include hedge funds, fund of funds, real estate funds, healthcare royalty funds and cash management services. Cowen and Company has a financial services practice, including investment banking, equity research, sales and trading and alternative investment management services. Although the management of the Company includes executives from both Ramius and Cowen and Company, the Company cannot guarantee that it will integrate and operate the business lines of Ramius and Cowen and Company to achieve the cost savings and other benefits that are anticipated to result from the Transactions. Even if integration is successful, anticipated benefits and synergies may not be achieved.

The Company's alternative investment management and investment banking businesses have incurred losses in recent periods and may incur losses in the future.

        The Company's alternative investment management and investment banking businesses have incurred losses in several recent periods and also recorded net losses in certain quarters within other fiscal years. The Company may incur losses in any of its future periods. Future losses may have a significant effect on the Company's liquidity as well as our ability to operate.

        In addition, we may incur significant expenses in connection with any expansion, strategic acquisition or investment with respect to our businesses. Accordingly, the Company will need to increase its revenues at a rate greater than its expenses to achieve and maintain profitability. If the Company's revenues do not increase sufficiently, or even if its revenues increase but it is unable to manage its expenses, the Company will not achieve and maintain profitability in future periods. As an alternative to increasing its revenues, the Company may seek additional capital the sale of additional common stock or through other forms of financing. Particularly in light of current market conditions, the Company cannot be certain that it would have access to such financing on acceptable terms.

The Company depends on its key senior personnel and the loss of their services would have a material adverse effect on the Company's businesses and results of operations, financial condition and prospects.

        The Company depends on the efforts, skill, reputations and business contacts of its principals, Peter A. Cohen, David M. Malcolm, Jeffrey M. Solomon, Morgan B. Stark and Thomas W. Strauss and other key senior personnel, the information and investment activity these individuals generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by the Company's senior professionals. Accordingly, the Company's continued success will depend on the continued service of these individuals. Key senior personnel may leave the Company in the future, and we cannot predict the impact that the departure of any key senior personnel will have on our ability to achieve our investment and business objectives. The loss of the services of any of them could have a material adverse effect on the Company's revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Ramius historically relied in part on the interests of certain of these professionals in a special allocation to Ramius's managing member to discourage them from leaving Ramius's employ. However, in connection with the Transactions, the special allocation was terminated and will no longer act as incentive for them to continue to be employed at the Company. Our senior and other key personnel possess substantial experience and expertise and have strong business relationships with investors in its funds, clients and other members of the business community. As a result, the loss of these personnel could have a material adverse effect on the Company's businesses and results of operations, financial condition and prospects.

The Company's ability to retain its senior professionals is critical to the success of its businesses, and its failure to do so may materially affect the Company's reputation, business and results of operations.

        Our people are our most valuable resource. Our success depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals. The Company's employees' reputations and relationships with our clients are critical elements in obtaining and executing client engagements. Ramius and Cowen and Company encounter intense competition for qualified employees from other companies inside and outside of their industries. From time to time, Ramius and Cowen and Company have experienced departures of professionals. Losses of key personnel have occurred and may occur in the future. In addition, if any of our client-facing employees or executive officers were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of the services of Ramius and Cowen and Company. The consummation of the Transactions caused all unvested RCG equity and Cowen Holdings equity held by our employees prior to the Transactions to vest. There is no guarantee that the compensation arrangements and share lock-up agreements we may have entered into with our senior professionals are sufficiently broad or effective to prevent them from resigning to join our competitors.

        The success of our businesses is based largely on the quality of our employees and we must continually monitor the market for their services and seek to offer competitive compensation. In challenging market conditions, such as have occurred over the past two years, it may be difficult to pay competitive compensation without the ratio of our compensation and benefits expense to revenues becoming higher.

Volatility in the value of the Company's investments and securities portfolios or other assets and liabilities could adversely affect the financial condition or operations of the Company.

        The Company is subject to the provisions of Accounting Standards Codification (ASC) Topic 820 (which we refer to as ASC 820) which RCG, as the accounting predecessor of the Company, adopted on January 1, 2008. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including funds, will result in volatility of the Company's results. As a result, the changes in value may have an adverse effect on the Company's financial condition or operations in the future.

Limitations on the access to capital by the Company and its subsidiaries could impair its liquidity and its ability to conduct its businesses.

        Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to Cowen and Company's trading business and perceived liquidity issues may affect the Company's investment banking clients' and counterparties' willingness to engage in brokerage transactions with Cowen and Company. Cowen and Company's liquidity could be impaired due to circumstances that the Company may be unable to control, such as a general market disruption or an operational problem that affects Cowen and Company's trading clients, third parties or Cowen and Company. Further, Cowen and Company's ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

        The Company is a holding company and primarily depends on dividends from its subsidiaries to funds its operations. Cowen and Company is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. CIL, the Company's U.K. registered broker-dealer subsidiary is subject to the capital requirements of the FSA. Cowen Latitude Advisors Limited (which we refer to as CLAL) is subject to the financial resources requirements of the SFC of Hong Kong. Any failure to comply with these capital requirements could impair the Company's ability to conduct its investment banking business.

Ramius and its funds and/or Cowen and Company may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions which could have a material adverse effect on the Company's businesses and the performance of the funds in its alternative investment management business.

        Firms in the financial services industry have been subject to an increasingly regulated environment. The industry has experienced increased scrutiny from a variety of regulators, including the United States Securities and Exchange Commission (which we refer to as the SEC), the Financial Industry Regulatory Authority (which we refer to as FINRA), the New York Stock Exchange (which we refer to as NYSE), and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. The Company may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The Company also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, the Company could be fined, prohibited from engaging in some of its business activities or subjected to limitations or conditions on its business activities. In addition, the Company could incur significant expense associated with compliance with any such legislation or regulations or the regulatory and enforcement environment generally. Substantial legal liability or significant regulatory action against the Company could have material adverse financial effects or cause significant reputational harm to the Company, which could seriously affect its business prospects.

        The Company may need to modify the strategies or operations of its alternative investment management business, face increased constraints or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. The Company's alternative investment management business is subject to regulation by various regulatory authorities that are charged with protecting the interests of investors. The activities of certain of the Company's subsidiaries are regulated primarily by the SEC, FINRA, and the National Futures Association, as well as various state agencies, within the United States and are also subject to regulation in the various other jurisdictions in which they operate, including the Financial Services Authority of the United Kingdom, the Financial Services Agency of Japan, the Securities and Futures Commission of Hong Kong, the German Federal Financial Supervisory Authority and the Commission of the Surveillance of the Financial Sector in Luxembourg. The activities of Ramius LLC, Ramius Securities LLC, Ramius Advisors, LLC, Ramius Asia, LLC, Ramius Alternative Solutions, Ramius Structured Credit Group LLC and RCG Starboard Advisors, LLC are all regulated by the SEC due to their registrations as U.S. investment advisers. In addition, the funds in the Company's alternative investment management business are subject to regulation in the jurisdictions in which they are organized. These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant permits and to regulate marketing and sales practices and the maintenance of adequate financial resources. The Company is also subject to applicable anti-money laundering regulations and net capital requirements in the jurisdictions in which it operates. Additionally, the regulatory environment in which the Company operates frequently changes and has seen significant increased regulation in recent years and it is possible that this trend may continue. The Company may be materially adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. Such additional regulation could, among other things, increase compliance costs or limit our ability to pursue investment opportunities and strategies.

        The regulatory environment continues to be turbulent as regulators globally respond to the recent financial crisis. There is an extraordinary volume of regulatory discussion papers, draft directives and proposals being issued globally and these initiatives are not always coordinated. The European Commission has issued a draft Directive on Alternative Investment Fund Managers, recommendations on directors' pay and pay for the financial services sector and proposals on packaged retail investment products. In addition, the Financial Services Authority of the United Kingdom has issued a discussion paper entitled "A Regulatory Response to the Global Banking Crisis" as well as undertaken an exercise to collect data to assess the systemic risk that hedge funds may or may not pose. The Bank of England is also collecting data on the systemic risk of hedge funds. Recent rulemaking by the SEC and other regulatory authorities outside the United States have imposed trading restrictions and reporting requirements on short selling, which have impacted certain of the investment strategies of the Company's investment funds and managed accounts, and continued restrictions on or further regulations of short sales could negatively impact the performance of the investment funds and managed accounts.

        In addition, financial services firms are subject to numerous perceived or actual conflicts of interest, which have drawn scrutiny from the SEC and other federal and state regulators. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny, which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. While the Company maintains various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seeks to review and update such policies, controls and procedures, appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if it fails to do so. Such policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

Cowen and Company, Ramius and the Company are subject to third party litigation risk and regulatory risk which could result in significant liabilities and reputational harm which, in turn, could materially adversely affect their business, results of operations and financial condition.

        As an investment banking firm, Cowen and Company depends to a large extent on its reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with Cowen and Company's services, it may be more damaging in its business than in other businesses. Moreover, Cowen and Company's role as advisor to clients on important underwriting or merger and acquisition transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Such activities may subject the Company to the risk of significant legal liabilities to clients and aggrieved third parties, including stockholders of clients who could commence litigation against Cowen and Company and/or the Company. Although Cowen and Company's investment banking engagements typically include broad indemnities from its clients and provisions to limit exposure to legal claims relating to such services, these provisions may not protect the Company or may not be enforceable in all cases. As a result, the Company may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and/or adverse judgments. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on our results of operations or cause significant reputational harm, which could seriously harm our business and prospects.

        In connection with Cowen Holdings' initial public offering in July 2006 (which we refer to as the Cowen Holdings' IPO), Cowen Holdings entered into an Indemnification Agreement with Société Générale, wherein, among other things, Société Générale agreed to indemnify Cowen Holdings for all liability arising out of all known, pending or threatened litigation (including the cost of such litigation) and arbitrations and certain known regulatory matters, in each case, that existed prior to the date of Cowen Holdings' IPO. Société Générale, however, will not indemnify Cowen Holdings, and Cowen Holdings will instead indemnify Société Générale, for most litigation, arbitration and regulatory matters that may occur in the future but were unknown at the time of Cowen Holdings' IPO and certain known regulatory matters.

        In general, the Company is exposed to risk of litigation by investors in its alternative investment management business if the management of any of its funds is alleged to constitute negligence or dishonesty. Investors could sue to recover amounts lost by the Company's funds due to any alleged misconduct, up to the entire amount of the loss. We may also be exposed to litigation by investors in the Ramius fund of funds platform for losses resulting from similar conduct at an underlying fund. Furthermore, the Company may be subject to litigation arising from investor dissatisfaction with the performance of the Ramius funds and the funds invested in by the Ramius fund of funds platform. In addition, the Company is exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In the majority of such actions the Company would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although the Company is indemnified by the Ramius funds, our rights to indemnification may be challenged. If the Company is required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds, if any, or fails to obtain indemnification from its funds, our business, results of operations and financial condition could be materially adversely affected. In its alternative investment management business, the Company is exposed to the risk of litigation if a fund suffer catastrophic losses due to the failure of a particular investment strategy or due to the trading activity of an employee who has violated market rules or regulations. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances which are materially damaging to Ramius's and the Company's reputations and businesses. In addition, the Company faces the risk of litigation from investors in the Ramius funds if restrictions applicable to such funds are violated.

As a result of the Transactions, there exists the potential for conflicts of interest, and a failure to appropriately identify and deal with conflicts of interest could adversely affect our businesses.

        With the combination of our alternative investment management and investment banking businesses, we will likely face an increasing potential for conflicts of interest, including situations where our services to a particular client, investor or our own interests in our investments conflict with the interests of another client. Such conflicts may also arise if our investment banking business has access to material non-public information that may not be shared with our alternative investment management business or vice versa. Additionally, our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions.

        We have developed and implemented procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and the willingness of clients to enter into transactions or engagements in which such a conflict might arise may be affected if we fail to identify and deal appropriately with potential conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or enforcement actions.

Employee misconduct could harm Ramius, Cowen and Company and the Company by, among other things, impairing the Company's ability to attract and retain investors and subjecting the Company to significant legal liability, reputational harm and the loss of revenue from its own invested capital.

        It is not always possible to detect and deter employee misconduct. The precautions that the Company takes to detect and prevent this activity may not be effective in all cases, and we may suffer significant reputational harm and financial loss for any misconduct by our employees. The potential harm to the Company's reputation and to our business caused by such misconduct is impossible to quantify.

        There is a risk that the Company's employees or partners, or the managers of funds invested in by the Ramius fund of funds platform, could engage in misconduct that materially adversely affects the Company's business, including a decrease in returns on its own invested capital. The Company is subject to a number of obligations and standards arising from its alternative investment management business. The violation of these obligations and standards by any of the Company's employees could materially adversely affect the Company and its investors. For instance, the Company's businesses require that the Company properly deal with confidential information. If the Company's employees were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of the Company's employees were to engage in misconduct or were to be accused of such misconduct, the business and reputation of the Company could be materially adversely affected.

Required reductions in the available credit under the Company's secured revolving loan facility may limit our ability to maintain sufficient liquidity and any additional financing that we may need may not be available on favorable terms, or at all.

        Under the terms of the Company's secured revolving loan facility the amount of capital available is to be reduced to $25 million from $50 million on January 4, 2010, requiring us to reduce the outstanding balance to $25 million as of or prior to such date. Such reduction in our available liquidity could have a material adverse impact on our future financial position and results of operations and we may be required to obtain additional financing from other sources. There can be no assurance that we can find such financing in the amounts required or that the terms, covenants and the cost of such financing will be as favorable as those which were available under our existing secured revolving loan facility. If we are unable to obtain additional capital, we may have to change our business and capital expenditure plans, which would have a materially adverse effect on our future results of operations.

The Company may be unable to successfully identify, manage and assimilate future acquisitions, investments and strategic alliances, which could adversely affect our results of operations.

        We intend to continually evaluate potential acquisitions, investments and strategic opportunities to expand our alternative investment management and investment banking businesses. In the future, we may seek additional acquisitions, investments, strategic alliances or similar arrangements, which may expose us to risks such as:

  •
  the difficulty of identifying appropriate acquisitions, investments, strategic allies or opportunities on terms acceptable to us;

  •
  the possibility that senior management may be required to spend considerable time negotiating agreements and monitoring these arrangements;

  •
  potential regulatory issues applicable to the financial services business;

  •
  the loss or reduction in value of the capital investment;

  •
  our inability to capitalize on the opportunities presented by these arrangements; and

  •
  the possibility of insolvency of a strategic ally.

        Furthermore, any future acquisitions of businesses could entail a number of risks, including:

  •
  problems with the effective integration of operations;

  •
  inability to maintain key pre-acquisition business relationships;

  •
  increased operating costs;

  •
  exposure to unanticipated liabilities; and

  •
  difficulties in realizing projected efficiencies, synergies and cost savings.

        There can be no assurance that we would successfully overcome these risks or any other problems encountered with these acquisitions, investments, strategic alliances or similar arrangements.

As a result of RCG's majority ownership interest in the Company, RCG controls matters requiring stockholder approval and its ownership could affect the liquidity in the market for our Class A common stock.

        RCG's majority ownership stake in the Company gives it control over matters requiring approval by the Company's stockholders, including the election of directors and approval of significant corporate transactions. Furthermore, RCG's managing member is controlled by certain members of our senior management, including Peter A. Cohen, our Chairman and Chief Executive Officer. Corporate action may be taken even if other stockholders oppose such action. RCG's concentration of ownership and ability to determine the composition of the Company's board of directors may discourage a third party from proposing a change of control or other strategic transaction concerning the Company or otherwise have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. As a result, the Company's Class A common stock could trade at prices that do not reflect a "control premium" to the same extent as do the stocks of similarly situated companies that do not have any single stockholder with an ownership interest as large as RCG's ownership interest.

The Company is a "controlled company" within the meaning of the NASDAQ rules and, as a result, will qualify for, and rely on, exemptions from certain corporate governance standards, which may limit the presence of independent directors on the board of directors or board committees of the Company.

        RCG beneficially owns shares of the Company's capital stock which represent approximately 66% of the outstanding voting power of the Company's capital stock. Accordingly, the Company is a majority-owned subsidiary of RCG and RCG has the ability to elect the Company's board of directors and thereby control the management and affairs of the Company. Therefore, the Company is deemed to be a "controlled company" for purposes of NASDAQ Rule 5615(c)(2). Under this rule, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a "controlled company" and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. Accordingly, the Company's stockholders may not have the same protections afforded to stockholders of other companies that are required to fully comply with the NASDAQ rules. Solely for the purpose of including the director designated by BA Alpine Holdings, Inc. as a member of each of the compensation committee and the nominating and governance committee, the Company has elected to be treated as a "controlled company" for purposes of NASDAQ Rule 5615(c)(2). Even though the Company is treated as a "controlled company," a majority of the Company's board of directors consists of independent directors and each member of each of the compensation committee and the nominating and governance committee other than the director designated by BA Alpine Holdings, Inc. is independent.

The market price of the Company's Class A common stock may decline in the future as a result of the Transactions.

        The market price of the Company's Class A common stock may decline in the future as a result of the Transactions for a number of reasons, including:

  •
  the unsuccessful integration of Ramius and Cowen and Company; or

  •
  the failure of the Company to achieve the perceived benefits of the Transactions, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts.

The Company's future results will suffer if the Company does not effectively manage its expanded operations following the Transactions.

        The Company may continue to expand its operations through new product and service offerings and through additional strategic investments, acquisitions or joint ventures, some of which may involve complex technical and operational challenges. The Company's future success depends, in part, upon its ability to manage its expansion opportunities, which pose numerous risks and uncertainties, including the need to integrate new operations into its existing business in an efficient and timely manner, to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of common stock of the Company, which may dilute the ownership of the Company's stockholders.

        In 2008, Cowen Holdings expanded its investment banking business in China with the acquisition of Cowen Latitude Capital Group. The continued expansion of the Company's investment banking business in China may require significant resources and/or may result in significant unanticipated losses, costs or liabilities. In addition, geographic and other expansion, acquisitions or joint ventures may require significant managerial attention, which may be diverted from other operations. These capital, equity and managerial commitments may impair the operation of the Company's businesses.

BA Alpine Holdings, Inc., its designee on the Company's board of directors and RCG may have interests that conflict with your interests.

        BA Alpine Holdings, Inc., its designee on the Company's board of directors and RCG may have interests that conflict with, or are different from, the Company's and your own. Conflicts of interest between BA Alpine Holdings, Inc. and/or RCG and the Company may arise, and such conflicts of interest may not be resolved in a manner favorable to the Company, including potential competitive business activities (in the case of BA Alpine Holdings, Inc.), corporate opportunities, indemnity arrangements, registration rights and sales or distributions by RCG, BA Alpine Holdings, Inc. or their respective affiliates of Class A common stock. The Company's amended and restated certificate of incorporation and by-laws do not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to BA Alpine Holdings, Inc. and the Company will be reserved for or made available to the Company. Pertinent provisions of law will govern any such matters if they arise. In addition, RCG, as the holder of the majority of the Company's issued and outstanding shares of Class A common stock, could delay or prevent an acquisition or merger even if such a transaction would benefit other stockholders.

The Company's failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company's financial condition, results of operations, business and price of our Class A common stock.

        The Sarbanes-Oxley Act and the related rules require our management to conduct annual assessment of the effectiveness of our internal control over financial reporting and require a report by our independent registered public accounting firm addressing our internal control over financial reporting. To comply with Section 404 of the Sarbanes-Oxley Act, we have documented formal policies, processes and practices related to financial reporting that are necessary to comply with Section 404. Such policies, processes and practices are important to ensure the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

        If we fail for any reason to comply with the requirements of Section 404 in a timely manner, our independent registered public accounting firm may issue an adverse report regarding the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Any such event could adversely affect our financial condition, results of operations and business, and lead to a decline in the price of our Class A common stock.

Risks Related to the Company's Alternative Investment Management Business

Ramius's profitability and, thus, the Company's profitability may be adversely affected by decreases in revenue relating to changes in market and economic conditions.

        The adverse market conditions of the second half of 2008 continued in the early part of 2009 and while conditions have recently improved slightly, global market conditions have been and remain inherently unpredictable and outside of the Company's control. If these conditions continue, they may result in further reductions in Ramius's revenue and results of operations by causing a continued decline in assets under management, resulting in lower management fees and incentive income, an increase in the cost of financial instruments, lower investment returns, reduced demand for assets held by the Ramius funds, which would negatively affect the funds' ability to realize value from such assets and continued investor redemptions, resulting in lower fees and increased difficulty in raising new capital.

        These factors may reduce Ramius's revenue, revenue growth and income and may slow or reduce the growth of the alternative investment management business or may contract the alternative investment management business. In particular, negative fund performance reduces assets under management, which decreases the management fees and incentive income that Ramius earns. Negative performance of the Ramius Enterprise Master Fund Ltd (which we refer to as the Enterprise Fund) also decreases revenue derived from the Company's returns on investment of its own capital.

The net asset values of many Ramius funds are beneath their "high-water marks," which will limit the Company's ability to earn incentive income from such funds.

        Incentive income, which has historically comprised a substantial portion of Ramius's annual revenues, is subject to "high-water marks" whereby incentive income is earned by Ramius only to the extent that the net asset value of a fund at the end of a measurement period exceeds the highest net asset value as of the end of a preceding measurement period for which Ramius earned incentive income. Ramius's incentive allocations are also subject, in some cases, to performance hurdles. As a result of negative investment performance in 2008, Ramius entered 2009 with high-water marks in many hedge funds, which require the Ramius funds to recover cumulative losses before Ramius can begin to earn incentive income in 2009 and beyond with respect to the investments of fund investors who suffered losses last year. In order for Ramius to begin earning incentive fees from investors who had incurred losses in 2008, the respective funds they are invested in need to recoup the losses they incurred in 2008. For example, the net asset value of Ramius Multi-Strategy Fund Ltd decreased by 26.76% net of management fees in 2008 (assuming no further recovery from the 80% discount that Ramius has valued the net equity claim for assets held at Lehman Brothers International (Europe) (which we refer to as LBIE)). In order for Ramius to earn an incentive fee with respect to an investor who had participated fully in this loss, the fund will have to increase net asset value by 36.5%, net of management fees. Such analysis applies to each fund which incurred 2008 losses and current market conditions make it difficult to predict when Ramius will be eligible to earn incentive income from such funds.

        Certain of the Ramius funds face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds, or "high water marks." This retention risk is heightened during periods similar to those we are currently experiencing where market conditions make it more difficult to generate positive investment returns. For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation represents substantially all of the compensation the professional is entitled to receive during the year. If the investment professional's annual performance is negative, the professional will not be entitled to receive any performance-based compensation for the year. If the investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation.

Investors in the Ramius funds and investors with managed accounts can generally redeem investments with prior notice. The rate of redemptions has recently accelerated and could continue to further accelerate. Redemptions have, and may continue to, create difficulties in managing the liquidity of the Ramius funds and managed accounts, reduce assets under management and adversely affect the Company's revenues.

        Investors in the Ramius funds and investors with managed accounts may generally redeem their investments with prior notice, subject to certain initial holding periods. Investors may reduce the aggregate amount of their investments, or transfer their investments to other funds or asset managers with different fee rate arrangements, for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Furthermore, investors in the Ramius funds may be investors in products managed by other alternative asset managers where redemptions have been restricted or suspended. Such investors may redeem capital from Ramius funds, even if the Ramius funds' performance is superior, due to an inability to redeem capital from other managers. Investors have less confidence now and their allocation process is more selective and deliberate. Increased volatility in global markets could accelerate the pace of fund and managed account redemptions. Redemptions of investments in the Ramius funds could also take place more quickly than assets may be sold by those funds to meet the price of such redemptions, which could result in the relevant funds and/or Ramius being in breach of applicable legal, regulatory and contractual requirements in relation to such redemptions, resulting in possible regulatory and investor actions against Ramius, the Ramius funds and/or the Company. If the Ramius funds or managed accounts underperform, existing investors may decide to reduce or redeem their investments or transfer asset management responsibility to other asset managers and the Company may be unable to obtain new alternative investment management business. Any such action would potentially cause further redemptions and/or make it more difficult to attract new investors.

        The redemption of investments in the Ramius funds or in managed accounts could also adversely affect the revenues of the Company's alternative investment management business, which are substantially dependent upon the assets under management in the Ramius funds. If redemptions of investments cause revenues to decline, they would likely have a material adverse effect on our business, results of operations or financial condition. As a result of recent market developments and the potential for increased and continuing disruptions and the resulting uncertainty during the second half of 2008 and early 2009, Ramius has recently experienced an increase in the level of redemptions from the Ramius funds and managed accounts. Furthermore, redemption rates may stay elevated within the industry while market conditions remain unsettled. If the level of redemption activity persists at above historic levels, it could become more difficult to manage the liquidity requirements of the Ramius funds, making it more difficult or more costly for the Ramius funds to liquidate positions rapidly to meet redemption requests or otherwise. This in turn may negatively impact the Company's returns on its own invested capital.

        In addition to the impact on the market value of assets under management, the illiquidity and volatility of the global financial markets have negatively affected Ramius's ability to manage inflows and outflows from the Ramius funds. The Company's ability to attract new capital to existing Ramius funds or to develop new investment platforms may be negatively impacted during this period. Several alternative investment managers, including Ramius, have recently exercised and may in the future exercise their rights to limit, and in some cases, suspend, redemptions from the funds they manage. Ramius has also and may in the future negotiate with investors in an attempt to limit redemptions or create a variety of other investor structures to bring fund assets and liquidity requirements into a more manageable balance. To the extent that Ramius has negotiated with investors to limit redemptions, it may be likely that such investors will continue to seek further redemptions in the future. Such actions may have an adverse effect on the ability of the Ramius funds to attract additional assets under management. The Ramius fund of funds platform may also be adversely impacted as the hedge funds in which it invests themselves face similar investor redemptions or if such hedge funds exercise their rights to limit or suspend Ramius's redemptions from such funds. Poor performance relative to other asset management firms may result in reduced investments in the Ramius funds and managed accounts and increased redemptions from the Ramius funds and managed accounts. As a result, investment underperformance would likely have a material adverse effect on the Company's results of operations and financial condition.

Hedge fund investments, including the investments of the Company's own capital in the Enterprise Fund, are subject to other additional risks.

        Investments by the Ramius funds (including the Ramius Enterprise Master Fund Ltd. in which the Company's own capital is invested) are subject to certain risks that may result in losses. Decreases to assets under management as a result of investment losses or client redemptions may have a material adverse effect on the Company's revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Additional risks include the following:

  •
  Generally, there are few limitations on hedge funds' investment strategies, which are often subject to the sole discretion of the management company or the general partner of such funds.

  •
  Hedge funds may engage in short selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security sold short may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions. Furthermore, recent rulemaking by the SEC and other regulatory authorities outside the United States have imposed trading restrictions and reporting requirements on short selling, which in certain circumstances may impair hedge funds' ability to use short selling effectively.

  •
  The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position through a combination of financial instruments. A hedge fund's trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the fund might only be able to acquire some but not all of the components of the position, or if the overall position were in need of adjustment, the fund might not be able to make such an adjustment. As a result, a hedge fund would not be able to achieve the market position selected by the management company or general partner of such fund, and might incur a loss in liquidating its position.

  •
  Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their respective liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This "systemic risk" may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms and exchanges) with which the hedge funds interact on a daily basis.

  •
  Hedge funds are subject to risks due to the potential illiquidity of assets. Hedge funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. The timely sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or highly costly for hedge funds to liquidate positions rapidly to meet margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time, if the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market. In addition, increased levels of redemptions may result in increased illiquidity as more liquid assets are sold to fund redemptions. Moreover, these risks may be exacerbated for the Ramius fund of funds platform. For example, if the Ramius fund of funds platform invested in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for the Ramius fund of funds portfolios would be compounded. Furthermore, certain of the investments of the Ramius fund of funds platform were in third party hedge funds that halted redemptions in the recent past in the face of illiquidity and other issues, and could do so again in the future.

  •
  Hedge fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including short selling. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties.

If a Ramius fund's counterparty for any of its derivative or non-derivative contracts defaults on the performance of those contracts, the Company may not be able to cover its exposure under the relevant contract.

        The Ramius funds enter into numerous types of financing arrangements with a wide array of counterparties around the world, including loans, hedge contracts, swaps, repurchase agreements and other derivative and non-derivative contracts. The terms of these contracts are generally complex and often customized and often are not currently subject to regulatory oversight. The Company is subject to the risk that the counterparty to one or more of these contracts may default, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur at any time without notice. Additionally, Ramius may not be able to take action to cover its exposure if a counterparty defaults under such a contract, either because of a lack of the contractual ability or because market conditions make it difficult to take effective action. The impact of market stress or counterparty financial condition may not be accurately foreseen or evaluated and, as a result, Ramius may not take sufficient action to reduce its risks effectively.

        Counterparty risk is accentuated where the fund has concentrated its transactions with a single or small group of counterparties. Generally, hedge funds are not restricted from concentrating any or all of their transactions with one counterparty. Moreover, the funds' internal review of the creditworthiness of their counterparties may prove inaccurate. The absence of a regulated market to facilitate settlement and the evaluation of creditworthiness may increase the potential for losses.

The Company may suffer losses in connection with the insolvency of prime brokers, custodians, administrators and other agents whose services the Company uses and who may hold assets of Ramius funds.

        All of the Ramius funds use the services of prime brokers, custodians, administrators or other agents to carry out certain securities transactions and to conduct certain business of the Ramius funds. In the event of the insolvency of a prime broker and/or custodian, the Ramius funds might not be able to recover equivalent assets in full as they may rank among the prime broker's and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the Ramius funds' cash held with a prime broker or custodian (if any) may not be segregated from the prime broker's or custodian's own cash, and the funds will therefore rank as unsecured creditors in relation thereto. Specifically, certain Ramius funds used an affiliate of Lehman Brothers as one of their prime brokers and some of these funds also held assets through accounts at Lehman Brothers. Other affiliates of Lehman Brothers that are now in insolvency proceedings were also trading counterparties for some of the hedge funds managed by Ramius. The total net equity claim of the Ramius funds with respect to Lehman Brothers was approximately $251.2 million. The Company estimates the total recoverable claim of the Ramius funds against Lehman Brothers and its affiliates to be approximately $58.6 million. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management and Fund Performance—2008 Fund Performance—Lehman Brothers" for more information.

Operational risks relating to the failure of data processing systems and other information systems and technology may disrupt our alternative investment management business, result in losses or limit the business's operations and growth.

        Ramius and its funds rely heavily on financial, accounting, trading and other data processing systems to, among other things, execute, confirm, settle and record transactions across markets and geographic locations in a time-sensitive, efficient and accurate manner. If any of these systems do not operate properly or are disabled, the Company could suffer financial loss, a disruption of its business, liability to the Ramius funds, regulatory intervention or reputational damage. In addition, Ramius is highly dependent on information systems and technology. The cost of maintaining such systems may increase from its current level. Such a failure to accommodate Ramius's operational needs, or an increase in costs related to such information systems, could have a material adverse effect on the Company, both with respect to a decrease in the operational performance of its alternative investment management business and an increase in costs that may be necessary to improve such systems.

        The Company depends on its headquarters in New York, New York, where most of the Company's alternative investment management personnel are located, for the continued operation of its business. We have taken precautions to limit the impact that a disruption to operations at our New York headquarters could cause (for example, by ensuring that offices in other geographic locations can operate independently of other offices). Although these precautions have been taken, a disaster or a disruption in the infrastructure that supports our alternative investment management business, including a disruption involving electronic communications or other services used by Ramius or third parties with whom Ramius does conduct business (including the funds invested in by the Ramius fund of funds platform), or directly affecting the New York, New York, headquarters, could have a material adverse impact on the Company's ability to continue to operate its alternative investment management business without interruption. Ramius's disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. Finally, the Company relies on third party service providers for certain aspects of its business, including for certain information systems and technology and administration of the Ramius funds. Severe interruptions or deteriorations in the performance of these third parties or failures of their information systems and technology could impair the quality of Ramius's operations and could impact the Company's reputation and materially adversely affect our alternative investment management business.

Certain of the Ramius funds may invest in relatively high-risk, illiquid assets, and Ramius may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amounts of these investments.

        Certain of the Ramius funds (including the Enterprise Fund in which the Company has approximately $276 million of its own capital invested as of September 30, 2009) invest all or a portion of their assets in securities that are not publicly traded and funds invested in by the Ramius fund of funds platform may do the same. In many cases, such funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or there may not be a public market for such securities. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, under certain conditions, the Ramius funds, or funds invested in by the Ramius fund of funds platform, may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investing in these types of investments is risky, and the Ramius funds (including the Enterprise Fund) may lose some or all of the principal amount of such investments, including our own invested capital.

Risk management activities may materially adversely affect the return on the Ramius funds' investments if such activities do not effectively limit a fund's exposure to decreases in investment values or if such exposure is overestimated.

        When managing the Ramius funds' exposure to market risks, the relevant fund (or one of the funds invested in by the Ramius fund of funds platform) may use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative financial instruments to limit its exposure to changes in the relative values of investments that may result from market developments, including changes in interest rates, currency exchange rates and asset prices. The success of such derivative transactions generally will depend on Ramius's (or the underlying fund manager's) ability to accurately predict market changes in a timely fashion, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, these transactions may result in poorer overall investment performance than if they had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. For a variety of reasons, a perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged may not be attained. An imperfect correlation could give rise to a loss. Also, it may not be possible to fully or perfectly limit exposure against all changes in the value of an investment because the value of an investment is likely to fluctuate as a result of a number of factors, some of which will be beyond Ramius's control or ability to hedge.

Fluctuations in currency exchange rates could materially affect the Company's alternative investment management business and its results of operations and financial condition.

        The Company uses U.S. dollars as its reporting currency. Investments in Ramius funds and managed accounts are made in different currencies, including Euros, Pounds Sterling and Yen. In addition, Ramius funds and managed accounts hold investments denominated in many foreign currencies. To the extent that the Company's revenues from its alternative investment management business are based on assets under management denominated in such foreign currencies, our reported revenues may be significantly affected by the exchange rate of the U.S. dollar against these currencies. Typically, an increase in the exchange rate between U.S. dollars and these currencies will reduce the impact of revenues denominated in these currencies in the financial results of our alternative investment management business. For example, management fee revenues derived from each Euro of assets under management denominated in Euros will decline in U.S. dollar terms if the value of the U.S. dollar appreciates against the Euro. In addition, the calculation of the amount of assets under management is affected by exchange rate movements as assets under management denominated in foreign currencies are converted to U.S. dollars. Ramius also incurs a portion of its expenditures in currencies other than U.S. dollars. As a result, our alternative investment management business is subject to the effects of exchange rate fluctuations with respect to any currency conversions and Ramius's ability to hedge these risks and the cost of such hedging or Ramius's decision not to hedge could impact the performance of the Ramius funds and our alternative investment management business and its results of operations and financial condition.

The due diligence process that Ramius undertakes in connection with investments by the Ramius funds may not reveal all facts that may be relevant in connection with making an investment.

        Before making investments, particularly investments in securities that are not publicly traded, Ramius endeavors to conduct a due diligence review of such investment that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, Ramius is often required to evaluate critical and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment bankers and financial analysts may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, Ramius is limited to the resources available, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence investigation that Ramius will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful, which may adversely affect the performance of the Ramius funds and managed accounts and the Company's ability to generate returns on its own invested capital from any such investment.

The Ramius real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.

        Investments in the Ramius real estate funds are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include those associated with general and local economic conditions, changes in supply of and demand for competing properties in an area, changes in environmental and other laws, various uninsured or uninsurable risks, natural disasters, changes in real property tax rates, changes in interest rates, the reduced availability of mortgage financing which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control. During 2008 and continuing in 2009, commercial real estate markets in the United States and Japan generally experienced major disruptions due to the unprecedented lack of available capital, in the form of either debt or equity, and declines in value as a result of the overall economic decline. As a result, transaction volume has dropped precipitously, negatively impacting the valuation and performance of the Ramius real estate funds significantly. Additionally, if the Ramius real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost, potential for cost overruns and timely completion of construction (including risks beyond the control of Ramius fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.

The alternative investment management industry is intensely competitive which may adversely affect the Company's ability to attract and retain investors and investment professionals.

        The alternative investment management industry is extremely competitive. Competition includes numerous international, national, regional and local asset management firms and broker-dealers, commercial bank and thrift institutions, and other financial institutions. Many of these institutions offer products and services that are similar to, or compete with, those offered by us and have substantially more personnel and greater financial resources than Ramius does. The key areas for competition include historical investment performance, the ability to identify investment opportunities, the ability to attract and retain the best investment professionals and the quality of service provided to investors. The Company's ability to compete may be adversely affected if it underperforms in comparison to relevant benchmarks, peer groups or competing asset managers. The competitive market environment may result in increased downward pressure on fees, for example, by reduced management fee and incentive allocation percentages. The future results of operations of the Company's alternative investment management business are dependent in part on its ability to maintain current fee levels for its products and services. In the current economic environment, many competing asset managers have experienced substantial declines in investment performance, increased redemptions, or counterparty exposures which impair their businesses. Some of these asset managers have reduced their fees in an attempt to avoid additional redemptions. Competition within the alternative investment management industry could lead to pressure on the Company to reduce the fees that it charges its clients for alternative investment management products and services. A failure to compete effectively in this environment may result in the loss of existing clients and business, and of opportunities to generate new business and grow assets under management, each of which could have a material adverse effect on the Company's alternative investment management business and results of operations, financial condition and prospects. Furthermore, consolidation in the alternative investment management industry may accelerate, as many asset managers are unable to withstand the substantial declines in investment performance, increased redemptions, and other pressures impacting their businesses, including increased regulatory, compliance and control requirements. Some competitors may acquire or combine with other competitors. The combined business may have greater resources than the Company does and may be able to compete more effectively against Ramius and rapidly acquire significant market share.

If Ramius or the Company were deemed an "investment company" under the U.S. Investment Company Act, applicable restrictions could make it impractical for Ramius and the Company to continue their respective businesses as contemplated and could have a material adverse effect on Ramius's and the Company's businesses and prospects.

        A person will generally be deemed to be an "investment company" for purposes of the U.S. Investment Company Act of 1940, if:

  •
  it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

  •
  absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

        The Company believes it is engaged primarily in the business of providing asset management and financial advisory services and not in the business of investing, reinvesting or trading in securities. The Company also believes that the primary source of income from its business is properly characterized as income earned in exchange for the provision of services. Ramius is an alternative investment management company and the Company does not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, the Company does not believe that Ramius is an "orthodox" investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Additionally, neither Ramius nor the Company is (and neither anticipates being, after giving effect to the offering) an inadvertent investment company by virtue of the 40% test in Section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above.

        The Investment Company Act and the rules thereunder contain detailed requirements for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. The Company intends to conduct its alternative investment management operations so that neither the Company nor Ramius will be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause Ramius or the Company to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on their respective capital structures, ability to transact business with affiliates (including subsidiaries) and ability to compensate key employees, could make it impractical for either Ramius or the Company to continue their respective businesses as currently conducted, impair the agreements and arrangements between and among them, their subsidiaries and their senior personnel, or any combination thereof, and materially adversely affect their business, financial condition and results of operations. Accordingly, Ramius or the Company may be required to limit the amount of investments that it makes as a principal or otherwise conduct its business in a manner that does not subject Ramius or the Company to the registration and other requirements of the Investment Company Act.

        Recently, legislation was proposed in the U.S. that would impose recordkeeping, disclosure, and reporting requirements upon investment funds advised by a firm that is registered with the SEC under the Advisers Act. Should this or similar legislation be adopted, the Ramius funds may become subject to additional registration, reporting and other requirements. As a result, compliance costs and burdens upon the Ramius business may increase and the additional requirements may constrain Ramius's ability to conduct its business as currently conducted, which may adversely affect Ramius's and the Company's business, results of operations or financial condition.

Increased regulatory focus could result in regulation that may limit the manner in which the Company and the Ramius funds invest and the types of investors that may invest in the Ramius funds, materially impacting the Company's business.

        The Company's alternative investment management business may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. Such changes could place limitations on the type of investor that can invest in alternative investment funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative investment managers as well as their funds. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could be difficult and expensive and affect the manner in which Ramius conducts business, which may adversely impact its results of operations, financial condition and prospects.

        Additionally, as a result of recent highly publicized financial scandals, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the business environment in which Ramius operates is subject to heightened regulation. With respect to alternative investment management funds, in recent years, there has been debate in both U.S. and foreign governments about new rules or regulations, including increased oversight or taxation, in addition to the recently proposed Private Fund Transparency Act. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative investment management funds, including Ramius funds. Such investigations may impose additional expenses on the Company, may require the attention of senior management and may result in fines if any of the Ramius funds are deemed to have violated any regulations.

The Company's alternative investment management business may suffer as a result of loss of business from key investors.

        The Company generates a significant proportion of its alternative investment management revenue from a small number of its largest clients. As of September 30, 2009, affiliates of HVB and BA Alpine Holdings, Inc. constituted Ramius's largest institutional investor representing approximately 10.34% of assets under management, with the five largest investors collectively contributing approximately 21.94% of assets under management. The loss of all or a substantial portion of the business provided by one or more of these investors would have a material impact on income derived from management fees and incentive allocations and consequently have a material adverse effect on our alternative investment management business and results of operations or financial condition.

Risks Related to the Company's Investment Banking Business

The Company's investment banking business focuses principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could materially affect our investment banking business.

        Cowen and Company focuses principally on the healthcare, technology, media and telecommunications, consumer, aerospace and defense, and alternative energy sectors of the economy. Therefore, volatility in the business environment in these sectors or in the market for securities of companies within these sectors could substantially affect the Company's financial results and, thus, the market value of the Class A common stock. The business environment for companies in these sectors has been subject to substantial volatility, and Cowen and Company's financial results have consequently been subject to significant variations from year to year. The market for securities in each of Cowen and Company's target sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes in Medicare and government reimbursement policies, may affect the market for securities of healthcare companies.

        As an investment bank focused principally on specific growth sectors of the economy, Cowen and Company also depends significantly on private company transactions for sources of revenues and potential business opportunities. Most of these private company clients are initially funded and controlled by private equity firms. To the extent the pace of these private company transactions slows or the average size declines due to a decrease in private equity financings, difficult market conditions in Cowen and Company's target sectors or other factors, the Company's business and results of operations may be adversely affected.

The financial results of the Company's investment banking business may fluctuate substantially from period to period, which may impair the stock price of the Class A common stock.

        Cowen and Company has experienced, and we expect to experience in the future, significant periodic variations in its revenues and results of operations. These variations may be attributed in part to the fact that its investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond its control. In most cases, Cowen and Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our investment banking business is highly dependent on market conditions as well as the decisions and actions of its clients and interested third parties. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which Cowen and Company is advising or an offering in which Cowen and Company is participating, we will earn little or no revenue from the transaction, and we may incur significant expenses that may not be recouped. This risk may be intensified by Cowen and Company's focus on growth companies in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, and alternative energy sectors as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Many companies initiating the process of an IPO are simultaneously exploring merger and acquisition exit opportunities. The Company's investment banking revenues would be adversely affected in the event that an IPO for which it is acting as an underwriter is preempted by the company's sale if Cowen and Company is not also engaged as a strategic advisor in such sale. As a result, our investment banking business is unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect the stock price of the Class A common stock.

Pricing and other competitive pressures may impair the revenues of the Company's brokerage business.

        Cowen Holdings historically derived a significant portion of its revenues from the brokerage business of Cowen and Company, which accounted for approximately 69% of Cowen Holdings' revenues in 2008. Along with other firms, Cowen and Company has experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. The Company expects pricing pressures in the business to continue. Decimalization in securities trading has also reduced revenues and lowered margins within the equity brokerage divisions of many firms, including Cowen and Company. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from Cowen and Company's larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we is committed to maintaining and improving Cowen and Company's comprehensive research coverage in its target sectors to support its brokerage business, the Company may be required to make substantial investments in Cowen and Company's research capabilities. If Cowen and Company is unable to compete effectively in these areas, the revenues of its brokerage business may decline, and the Company's business and results of operations may be adversely affected.

Cowen and Company faces strong competition from larger firms.

        The research, brokerage and investment banking industries are intensely competitive, and the Company expects them to remain so. Cowen and Company competes on the basis of a number of factors, including client relationships, reputation, the abilities of Cowen and Company's professionals, market focus and the relative quality and price of Cowen and Company's services and products. Cowen and Company has experienced intense price competition in some of its businesses, including trading commissions and spreads in its brokerage business. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and financial advisors, could adversely affect the Company's revenues from its investment banking business.

        Cowen and Company is a relatively small investment bank. Many of Cowen and Company's competitors in the research, brokerage and investment banking industries have a broader range of products and services, greater financial resources, larger customer bases, greater name recognition and marketing resources, a larger number of senior professionals to serve their clients' needs, greater global reach and more established relationships with clients than Cowen and Company has. These larger competitors may be better able to respond to changes in the research, brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

        The scale of our competitors in the investment banking industry has increased in recent years as a result of substantial consolidation among companies in the research, brokerage and investment banking industries. In addition, a number of large commercial banks and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than Cowen and Company does which may enhance their competitive position. They also have the ability to support their investment banking and advisory groups with commercial banking and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in Cowen Holdings' businesses. If we are unable to compete effectively with our competitors in the investment banking industry, the Company's business and results of operations will be adversely affected.

The Company's capital markets and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

        The Company's investment banking clients generally retain Cowen and Company on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and Cowen and Company's engagements with these clients may not recur, Cowen and Company must seek out new engagements when its current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If Cowen and Company is unable to generate a substantial number of new engagements that generate fees from new or existing clients, the Company's investment banking business and results of operations would likely be adversely affected.

Larger and more frequent capital commitments in the Company's trading and underwriting businesses increase the potential for significant losses.

        There has been a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to compete for certain transactions, investment banks may commit to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is completed before an investment bank commits to purchase securities for resale. The Company anticipates participating in this trend and, as a result, Cowen and Company will be subject to increased risk as it commits capital to facilitate business. Furthermore, Cowen and Company may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.

        Cowen and Company may enter into large transactions in which it commits its own capital as part of its trading business to facilitate client trading activities. The number and size of these large transactions may materially affect Cowen and Company's results of operations in a given period. Market fluctuations may also cause Cowen and Company to incur significant losses from its trading activities. To the extent that Cowen and Company owns assets (i.e., has long positions), a downturn in the value of those assets or in the markets in which those assets are traded could result in losses. Conversely, to the extent that Cowen and Company has sold assets it does not own (i.e., has short positions), in any of those markets, an upturn in the value of those assets or in markets in which those assets are traded could expose the Company's investment banking business to potentially large losses as it attempts to cover short positions by acquiring assets in a rising market.

Operational risks relating to the failure of data processing systems and other information systems and technology or other infrastructure may disrupt the Company's investment banking business, result in losses or limit the our operations and growth in the industry.

        Cowen and Company's investment banking business is highly dependent on its ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions that Cowen and Company processes have become increasingly complex. The inability of Cowen and Company's systems to accommodate an increasing volume of transactions could also constrain the Company's ability to expand its investment banking business. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in Cowen and Company's internal processes, people or systems, the Company could suffer impairments, financial loss, a disruption of its investment banking business, liability to clients, regulatory intervention or reputational damage.

        Cowen and Company has outsourced certain aspects of its technology infrastructure including data centers and wide area networks, as well as some trading applications. Cowen and Company is dependent on its technology providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of the Company's control and could negatively impact our investment banking business. Cowen and Company has experienced disruptions on occasion, none of which has been material to Cowen and Company's operations and results. However, there can be no guarantee that future material disruptions with these providers will not occur.

        The Company also faces the risk of operational failure of or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries that Cowen and Company uses to facilitate its securities transactions. Any such failure or termination could adversely affect Cowen and Company's ability to effect transactions and to manage its exposure to risk.

        In addition, the Company's ability to conduct its investment banking business may be adversely impacted by a disruption in the infrastructure that supports Cowen and Company and the communities in which we are located. This may affect, among other things, the Company's financial, accounting or other data processing systems. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which Cowen and Company conducts business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our investment banking employees in our primary locations in New York, Boston, San Francisco and London work in close proximity to each other. Although Cowen and Company has a formal disaster recovery plan in place, if a disruption occurs in one location and our investment banking employees in that location are unable to communicate with or travel to other locations, Cowen and Company's ability to service and interact with its clients may suffer, and the Company may not be able to implement successfully contingency plans that depend on communication or travel.

        Our investment banking business also relies on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although Cowen and Company takes protective measures and endeavors to modify them as circumstances warrant, Cowen and Company's computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our investment banking clients' or counterparties' confidential and other information processed and stored in, and transmitted through, Cowen and Company's computer systems and networks, or otherwise cause interruptions or malfunctions in our investment banking business', its clients', its counterparties' or third parties' operations. The Company may be required to expend significant additional resources to modify its protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and the Company may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by the Company.

Certain provisions of the Company's amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may have the effect of delaying or preventing an acquisition by a third party.

        The Company's certificate of incorporation, as amended, and amended and restated bylaws contain several provisions that may make it more difficult for a third party to acquire control of the Company, even if such acquisition would be financially beneficial to the Company's stockholders. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in the Company's stockholders receiving a premium over the then-current trading price of Class A common stock. For example, the Company's amended and restated certificate of incorporation authorizes its board of directors to issue up to 10,000,000 shares of "blank check" preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire the Company. In addition, the Company's amended and restated bylaws provide for an advance notice procedure with regard to the nomination of candidates for election as directors and with regard to business to be brought before a meeting of stockholders. The Company is also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, or DGCL. Under these provisions, if anyone becomes an "interested stockholder," the Company may not enter into a "business combination" with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For the purposes of Section 203, "interested stockholder" means, generally, someone owning 15% or more of the Company's outstanding voting stock or an affiliate of the Company that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        On November 23, 2009, Christopher A. White, age 44, who had been our Chief Financial Officer following consummation of the Transactions, was appointed Chief Operating Officer of the Company. Prior to November 2, 2009, Mr. White served as Vice President of Cowen Holdings, Inc. since its formation in February 2006 and was a member of the operating committee and Office of the Chief Executive. Mr. White has served as Chief of Staff of Cowen and Company LLC, a subsidiary of Cowen

Holdings ("Cowen and Company"), and its predecessor entities since December 2005 and as Chief Administrative Officer of Cowen and Company and its predecessor entities since June 2006. Mr. White served as a member of SG Capital Partners, the Merchant Banking Division of Cowen and Company, from 2003 to December 2005.

        Also on November 23, 2009, Stephen A. Lasota, age 46, was appointed Chief Financial Officer of the Company. From May 2007 until the consummation of the Transactions, Mr. Lasota was the Chief Financial Officer of RCG and, following the consummation of the Transactions, had been Chief Financial Officer of Ramius LLC and a Managing Director of the Company. Mr. Lasota, a Certified Public Accountant in the accounting industry for over twenty years, began working at RCG in November 2004 as the Director of Tax, after serving as a Senior Manager of PricewaterhouseCoopers LLP.

        In connection with the Transactions, Mr. Lasota received a special grant of REOP equity interests in RCG (which correspond to 34,313 shares of the Company's Class A common stock), which will vest in two equal installments on each of the second and third anniversaries of the completion of the Transactions, subject to earlier vesting in the event of certain qualifying terminations of employment or a change in control of the Company. REOP equity interests in RCG represent the right to receive distributions from RCG of shares of the Company's Class A common stock pursuant to the provisions of RCG's amended and restated operating agreement.

Item 6.    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COWEN GROUP, INC.
By:	/s/ PETER A. COHEN
	Name:	Peter A. Cohen
	Title:	Chief Executive Officer and President (principal executive officer)
By:	/s/ STEPHEN A. LASOTA
	Name:	Stephen A. Lasota
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: November 25, 2009

 Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cowen Group, Inc.
3.2	Amended and Restated By-laws of Cowen Group, Inc.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Group, Inc.
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.