Form 10-Q/A
period 2009-09-30
COWEN GROUP, INC.
filed 2009-12-07
CIK 1466538

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE TO AMENDMENT NO. 1 ON FORM 10-Q/A

        This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 of Cowen Group, Inc. (the "Company"), originally filed with the Securities and Exchange Commission on November 25, 2009 (the "Original Form 10-Q"), and is being filed to correct typographical errors in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Original Form 10-Q contained typographical errors with respect to (i) Ramius's exposure to certain Lehman Brothers entities, (ii) the period-to period change in the Consolidated Statement of Operations under "Total other income (loss)" for the three-month periods ended September 30, 2009 and 2008, (iii) the period-to period changes in the Consolidated Statement of Operations under each of "Total other income (loss)" and "Income (loss) before income taxes" for the nine-month periods ended September 30, 2009 and 2008 and (iv) the narrative disclosure regarding investor inflows during 2009 and cash and cash equivalents as of September 30, 2009.

        Except as described above, no other revisions have been made to the Original Form 10-Q and all other items of the Original Form 10-Q are unaffected by these revisions. This Amendment does not reflect events occurring after November 25, 2009 or modify or update the disclosure contained in the Original Form 10-Q in any way other than to reflect the revisions discussed above. However, for the convenience of the reader, this Amendment No. 1 includes the entirety of the Original Form 10-Q, as amended.

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

        Assets under management as of October 1, 2009 were $7.09 billion, a decrease of $2.68 billion from December 31, 2008, comprised of investor inflows of $943 million, investor outflows of $3.89 billion and performance related appreciation of $272 million. Ramius believes the redemptions were investors' response to the continuing global financial crisis and the decline in fund performance. Ramius believes its assets under management will continue to experience net outflows for the near term. As a result, Ramius expects that management fees will be lower in future quarters compared to prior periods until assets under management begin to increase. In addition, due to the high-water marks set in 2008, Ramius may not earn incentive income in 2009 and beyond until the high-water marks are reached with respect to the investments of the fund investors who suffered losses last year.

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

GAAP Quarterly Comparison

Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008
Consolidated Statement of Operations

	Three Months Ended Sept 30,		Period-to-Period
	2009	2008	$ Change	% Change
	(dollars in thousands)
Revenues
Management fees	$8,974	$17,795	$(8,821)	(49.6)%
Incentive income (loss)	177	(862)	1,039	120.5%
Interest and dividends	47	530	(483)	(91.1)%
Reimbursement from affiliates	2,342	5,077	(2,735)	(53.9)%
Other Revenues	577	2,352	(1,775)	(75.5)%
Consolidated Ramius Funds and certain real estate entities revenues	4,345	11,927	(7,582)	(63.6)%

Total revenues	16,462	36,819	(20,357)	(55.3)%

Expenses
Employee compensation and benefits	22,083	15,769	6,314	40.0%
Interest and dividends	435	441	(6)	(1.4)%
General, Administrative and Other Expenses	11,178	14,550	(3,372)	(23.2)%
Consolidated Ramius Funds and certain real estate entities expenses	5,311	13,022	(7,711)	(59.2)%

Total expenses	39,007	43,782	(4,775)	(10.9)%

Other income (loss)
Net gain (loss) on securities, derivatives and other investments	1,274	(523)	1,797	343.6%
Consolidated Ramius Funds and certain real estate entities net gains (losses)	19,356	(102,936)	122,292	118.8%

Total other income (loss)	20,630	(103,459)	124,089	119.9%

Income (loss) before income taxes	(1,915)	(110,422)	108,507	98.3%
Income taxes	(5,929)	554	(6,483)	(1170.2)%

Net income (loss)	4,014	(110,976)	114,990	103.6%
Less: (loss) attributable to non-controlling interests	9,899	(48,787)	58,686	120.3%

Net (loss attributable) to all Redeemable Members	$(5,885)	$(62,189)	$56,304	90.5%

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

 Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008
Consolidated Statement of Operations

	Nine Months Ended Sept 30,		Period-to-Period
	2009	2008	$ Change	% Change
	(dollars in thousands)
Revenues
Management fees	$31,408	$56,443	$(25,035)	(44.4)%
Incentive income	177	—	177	NM
Interest and dividends	225	1,443	(1,218)	(84.4)%
Reimbursement from affiliates	7,832	11,675	(3,843)	(32.9)%
Other Revenues	2,265	4,737	(2,472)	(52.2)%
Consolidated Ramius Funds and certain real estate entities revenues	12,312	26,165	(13,853)	(52.9)%

Total revenues	54,219	100,463	(46,244)	(46.0)%

Expenses
Employee compensation and benefits	50,869	67,703	(16,834)	(24.9)%
Interest and dividends	1,122	1,195	(73)	(6.1)%
General, Administrative and Other Expenses	36,948	36,734	214	0.6%
Consolidated Ramius Funds and certain real estate entities expenses	11,831	27,040	(15,209)	(56.2)%

Total expenses	100,770	132,672	(31,902)	(24.0)%

Other income (loss)
Net gain (loss) on securities, derivatives and other investments	(2,702)	800	(3,502)	(437.8)%
Consolidated Ramius Funds and certain real estate entities net gains (losses)	25,268	(85,523)	110,791	129.5%

Total other income (loss)	$22,566	(84,723)	107,289	126.6%

Income (loss) before income taxes	(23,985)	(116,932)	92,947	79.5%
Income taxes	(5,978)	738	(6,716)	(910.0)%

Net income (loss)	(18,007)	(117,670)	99,663	84.7%
Less: Income (loss) attributable to non-controlling interests	13,888	(52,176)	66,064	126.6%

Net (loss attributable) to all Redeemable Members	$(31,895)	$(65,494)	$33,599	51.3%

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

        Based on its historical results, management's experience, its current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Its cash reserves include cash, cash equivalents, assets readily convertible into cash such as our securities held in inventory and the Company's special withdrawal rights from the Enterprise Fund which it can use to fund operations. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2009 on a pro forma basis, we had cash and cash equivalents of $95.7 million. However, the Company has agreed, until December 31, 2009, not to withdraw its capital from the Enterprise Fund if, after such withdrawal, its investment in the Enterprise Fund would be less than $250 million. At September 30, 2009, Ramius's investment in the Enterprise Fund was valued at $276 million. Ramius has submitted a redemption request to the Enterprise Fund to withdraw up to an aggregate of $75 million from the Enterprise Fund as of December 31, 2009, but has not yet determined the amount of capital that it will actually withdraw.

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

Dated: December 7, 2009

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