Form 10-K
period 2009-12-31
COWEN GROUP, INC.
filed 2010-03-25
CIK 1466538

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009	Commission file number: 001-34516

Cowen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0423711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

599 Lexington Avenue
New York, New York 10022
(212) 845-7900
(Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	The Nasdaq Global Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

         The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, is not applicable as the registrant was not publicly traded as of June 30, 2009. The aggregate market value of Class A common stock held by non-affiliates of the registrant on March 23, 2010 was $195,332,486 based on the closing sale price of the Class A common stock on the Nasdaq Global Market on that date.

         As of March 23, 2010 there were 74,743,163 shares of the registrant's common stock outstanding.

         Documents incorporated by reference:

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2010 Annual Meeting of Stockholders.

i

Special Note Regarding Forward-Looking Statements

        We have included or incorporated by reference into our Annual Report on Form 10-K (the "Annual Report"), and from time to time may make in our public filings, press releases or other public documents, certain statements, including (without limitation) those under Item 1—"Business," Item 1A—"Risk Factors," Item 3—"Legal Proceedings," Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A—"Quantitative and Qualitative Disclosures about Market Risk" that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks outlined under Item 1A—"Risk Factors" in this Annual Report.

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

ii

PART I

        When we use the terms "we," "us," and the "Company," we mean, following the Transactions, Cowen Group, Inc., a Delaware corporation, its consolidated subsidiaries and entities in which it has a controlling financial interest, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

Item 1.    Business

Overview

        Cowen Group, Inc. (together, with its subsidiaries "Cowen Group," or the "Company") is a diversified financial services firm providing alternative investment management, investment banking, research, and brokerage services through its wholly-owned subsidiaries, Ramius LLC ("Ramius") and Cowen Holdings, Inc. ("Cowen Holdings"). Our alternative investment management products include hedge funds, fund of funds, real estate, healthcare royalty funds and cash management services, offered primarily under the Ramius name. Cowen Holdings offers industry focused investment banking services for growth-oriented companies, domain knowledge-driven research and a sales and trading platform for institutional investors.

        Cowen Group, Inc., a Delaware corporation, is a holding company formed in connection with the business combination of Ramius and Cowen Holdings. The Company was jointly formed on June 1, 2009 by Cowen Holdings and RCG Holdings LLC ("RCG") in connection with the transactions contemplated by the Transaction Agreement and the Agreement and Plan of Merger, dated as of June 3, 2009 (the "Transactions"). Following the completion of the Transactions on November 2, 2009, the Company became the holding company of Cowen Holdings, the former Cowen Group, Inc., and Ramius LLC, which was known at the time as Park Exchange LLC, a holding company formed in connection with the Transactions, which has acquired substantially all the assets and operations of RCG and has assumed substantially all of RCG's liabilities.

        Prior to the consummation of the Transactions, the Company conducted its operations through one reportable segment, the alternative investment management segment, which provides management services to its hedge funds, fund of funds, real estate and other investment platforms. Following the combination of Ramius and Cowen Holdings, the Company conducts its operations through two segments: an alternative investment management segment and a broker-dealer segment. The Company's alternative investment management business is conducted primarily through Ramius, its wholly owned subsidiary (the business of which was operated by RCG, the Company's accounting predecessor, prior to the consummation of the Transactions). The Company's broker-dealer business is conducted primarily through Cowen and Company, LLC ("Cowen and Company"), a wholly-owned subsidiary of Cowen Holdings. For a discussion of certain financial information regarding our revenues from external customers, a measure of profit or loss and total assets broken down by segment, please see the notes to the Company's consolidated financial statements appearing elsewhere in this Form 10-K.

        Under the acquisition method of accounting, Ramius was treated as the accounting acquirer in the combination, and as such, Ramius is the predecessor reporting entity of the Company. The results of operations of Cowen Holdings are included in the Company's consolidated results of operations from November 2, 2009.

Principal Business Lines

Alternative Investment Management Business

        We operate our alternative investment management business primarily through Ramius, our wholly owned subsidiary. Our alternative investment management business had approximately $7.8 billion of assets under management as of January 1, 2010. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products and services include hedge funds, fund of funds, real estate, healthcare royalty funds and cash management services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

Alternative Investment Management Products and Services

        Hedge Funds.    The Company's hedge funds are focused on addressing the needs of institutional investors and high net worth individuals to preserve and grow allocated capital through a risk-averse, research intensive process. The Company offers multi-strategy hedge funds, each of which attempts to employ a series of strategies with a focus on investments that seek low correlation to each other and to the return patterns of traditional assets such as equities and fixed income. Examples of the strategies included within the Company's multi-strategy funds include: macro-trading, merger arbitrage and small-cap value creation, hedged equity, convertible arbitrage, private investments in public companies, private investments in private companies, real estate and special situations. The Company also currently offers two single-strategy hedge funds, one focused on small-cap value creation and another focused on corporate credit and credit-related products.

        Fund of Funds.    A fund of funds offers investors the opportunity to invest in private investment vehicles whose purpose is to invest in a group of underlying hedge funds or other alternative investment management vehicles selected by the fund of funds investment manager. The Company offers fund of funds investment products that invest in a number of alternative investment management vehicles which are selected by the Company and are not affiliated with the Company, with the goal of achieving consistent and stable returns to investors. We have created a number of programs including long/short equity, global value creation, diversified absolute return, concentrated multi-strategy, as well as client-focused solutions based on hedging overlays and hedge fund replication, varying regulatory structures and other client-driven portfolio constraints. The fund of funds program employs evaluation procedures to determine the opportunity set for each strategy, identifies appropriate institutional quality underlying-managers with a history of longevity and stability, conducts detailed investment, operational, legal, financial and risk due diligence on each underlying-manager, and utilizes qualitative and quantitative techniques to construct portfolios of those underlying-managers' alternative investment management vehicles. The resulting portfolio allocations are continuously analyzed and adjusted according to the outlook for each strategy and underlying-manager. The Company's fund of funds program invests with approximately 84 underlying fund managers and was established in 1998.

        Real Estate Funds.    The Company's real estate funds have focused on generating attractive, risk adjusted returns by using our owner/manager approach to underwriting, structuring, financing and redevelopment of all real estate property types since 1999. This approach emphasizes a focus on real estate fundamentals and potential market inefficiencies. As of December 31, 2009, the Ramius Urban American Funds owned interests in and managed approximately 12,000 multi family housing units in the New York metropolitan area. The RCG Longview platform provides bridge senior loans, subordinated mortgages, mezzanine loans, and preferred equity through its debt fund series, and makes equity investments through its equity fund. As of December 31, 2009, the members of the general partners of the RCG Longview platform, independent of the RCG Longview Funds, collectively owned or managed directly and/or indirectly, 42,262 residential units, 24.2 million square feet of retail, 20.9 million square feet of office space and 2,480 hotel rooms. The Company's ownership interests in the various general partners of the Ramius Urban American Funds and RCG Longview Funds range from 30% to 55%.

        Cowen Healthcare Royalty Partners ("CHRP").    The funds managed by CHRP (the "CHRP Funds") invest principally in commercial-stage biopharmaceutical products and companies through the purchase of royalty or synthetic royalty interests and structured debt and equity instruments. The CHRP Funds seek these royalty interests in end-user sales of commercial-stage or near commercial-stage medical products such as pharmaceuticals, biotechnology products and medical devices. Prior to the consummation of the Transactions, the CHRP Funds were part of Cowen Holdings's business. We share the net management fees from the CHRP Funds equally with the founders of the CHRP Funds. In addition, we have interests in the general partners of the CHRP Funds ranging from 33.3% to 40.2%.

        Cash Management and Mortgage Advisory Services.    The Company's cash management services business provides clients with investment guidelines for managing cash and establishes investment programs for managing their cash in separately managed accounts. The Company's cash management products are focused on preserving principal, maintaining daily liquidity and maximizing returns for investors. Portfolios are separately managed according to each investor's investment guidelines and are held at a custodian. Investor cash and other short term fixed income assets are managed for corporate, municipal, not-for-profit and other institutional clients (including hedge funds). The Company also provides mortgage advisory services where the Company manages collateralized debt obligations ("CDOs") held by investors.

Broker-Dealer Business

        We operate our broker-dealer business primarily through Cowen and Company, our primary broker-dealer. Cowen and Company is an international investment bank dedicated to providing superior research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, financial institutions, REITs and alternative energy sectors. We provide research and sales and trading services to over 1,000 domestic and international clients seeking to trade equity and equity-linked securities, principally in our target sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on growth-oriented public companies as well as private companies.

Investment Banking

        Our investment banking professionals are focused on providing strategic advisory and capital raising services to public and private companies in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, financial institutions, REITs and alternative energy sectors. By focusing on Cowen and Company's target sectors over a long period of time, we have developed a significant understanding of the unique challenges and demands with respect to public and private capital raising and strategic advice in these sectors. Our advisory and capital raising capabilities begin at the early stages of a private company's accelerated growth phase and continue through its evolution as a public company. Historically, a significant majority of Cowen and Company's investment banking revenue has been earned from high-growth small and mid-capitalization companies. We believe the high level of expertise and client trust Cowen and Company has developed allows it to generate repeat business. In 2009, over 30% of Cowen and Company's investment banking business was executed for clients that had utilized its services in the past.

Brokerage

        Our team of brokerage professionals serves institutional investor clients in the U.S. and internationally. Cowen and Company primarily trades common stocks and listed options on behalf of its clients. We have relationships with over 1,000 institutional investor clients. Our brokerage team is comprised of experienced professionals dedicated to Cowen and Company's target sectors, which allows us to develop a level of knowledge and focus that we believe differentiates our brokerage capabilities from those of many of our competitors. We tailor our account coverage to the unique needs of our clients.

        Our sales professionals also provide our institutional investor clients with access to the management of our investment banking clients outside the context of financing transactions. These meetings are commonly referred to as non-deal road shows. Non-deal road shows allow our investment banking clients to increase their visibility within the institutional investor community while providing our institutional investor clients with the opportunity to further educate themselves on companies and industries through meetings with management. We believe Cowen and Company's deep relationships with company management teams and its sector-focused approach provide us with broad access to management to the mutual benefit of our institutional investor and investment banking clients.

        We believe that our sector traders are able to provide superior execution because of their extensive knowledge of the interests of our institutional investor clients in specific companies in Cowen and Company's target sectors.

Research

        We currently have a research team of 24 senior analysts covering more than 330 companies. Within our coverage universe, approximately 33% are healthcare companies, 33% are technology companies, 18% are consumer companies, 9% are aerospace and defense companies, 4% are alternative energy companies and 3% are REITs.

        We highlight our investment research and provide significant investor access to corporate management teams through a number of annual conferences focused on Cowen and Company's sectors and sub-sectors. We believe these conferences are differentiated by the integrity of our research presented, the quality of our survey results presented and the reputations of our expert panelist participants. Expert panelists who appear at these conferences are drawn from our extensive network of industry thought leaders that Cowen and Company developed over the past thirty years. Our investor clients recognize that Cowen and Company's networks, particularly in healthcare, are comprised of many of the leading professionals in their respective fields.

Information About Geographic Areas

        We are principally engaged in providing alternative investment management services to global institutional investors and investment banking sales and trading and research services to corporations and institutional investor clients primarily in the United States. We also provide investment banking services to companies and institutional investor clients in Europe through our U.K. broker-dealer, Cowen International Limited ("CIL"). We provide investment banking services in China though Cowen Latitude Advisors Limited ("CLAL").

Employees

        As of March 23, 2010, the Company had 580 employees.

Competition

        We compete with many other firms in all aspects of our business, including raising funds, seeking investment opportunities and hiring and retaining professionals, and we expect our business will continue to be highly competitive. The alternative investment management and investment banking industries are currently undergoing contraction and consolidation, reducing the number of industry participants and generally resulting in the larger firms being better positioned to retain and gain market share. We compete in the United States and globally for investment opportunities, investor capital, client relationships, reputation and talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise additional amounts of capital to pursue investment strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, our investment performance and processes, the breadth of our business platform and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see "Item 1A Risk Factors—Risks Related to the Company's Alternative Investment Management Business" and "Risk Factors—Risks Related to the Company's Broker-Dealer Business."

Regulation

        Our businesses, as well as the financial services industry generally, are subject to extensive regulation, including periodic examinations by governmental and self-regulatory organizations, in the United States and the jurisdictions in which we operate around the world. As a publicly traded company in the United States, we are subject to the U.S. federal securities laws and regulation by the Securities and Exchange Commission ("SEC"). In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws.

        Most of the investment advisers of our alternative investment funds are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act of 1940 (the "Advisers Act"). Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. All of our wholly-owned investment advisers to our alternative investment funds comply with the Advisers Act requirements and regulations.

        We are also subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Securities Act of 1933, amended (the "Securities Act") and various other statutes. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974 ("ERISA"). In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority ("FSA"), and in Luxembourg by the Commission de Surveillance du Secteur Financier. Our Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the Securities and Futures Commission ("SFC") in Hong Kong.

        Regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In light of recent events in the financial markets, governmental authorities in the U.S. and in the other countries in which we operate have proposed additional disclosure requirements and regulation of hedge funds and other alternative asset managers. For example, as described below, recent rulemaking by the SEC and other regulatory authorities outside the United States has imposed trading and reporting requirements on short selling, which could adversely affect trading opportunities, including hedging opportunities, for our funds. See "Item 1A Risk Factors" for more information. Our businesses have operated for many years within a legal framework that requires us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. In addition, certain of our businesses are subject to compliance with laws and regulations of United States federal and state governments, foreign governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operation and profitability. The United States and non-United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. Occasionally, we have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities.

        Cowen and Company is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Self-regulatory organizations, including the Financial Industry Regulatory Authority ("FINRA"), adopt and enforce rules governing the conduct and activities of its member firms, including Cowen and Company. In addition, state securities regulators have regulatory or oversight authority over our broker-dealer entities. Accordingly, Cowen and Company is subject to regulation and oversight by the SEC and FINRA. Cowen and Company is also a member of, and subject to regulation by, the New York Stock Exchange ("NYSE"), the Chicago Board Options Exchange, the Philadelphia Stock Exchange, the American Stock Exchange, the International Stock Exchange, the Nasdaq Stock Exchange, the Chicago Board of Trade and the New York Mercantile Exchange.

        Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds, securities and information, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Cowen and Company is subject to the SEC's uniform net capital rule, Rule 15c3-1 under the Exchange Act. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiary may be limited.

        The research functions of investment banks have been, and continue to be, the subject of regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE and the predecessor to FINRA adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. The requirements resulting from these regulations have necessitated the development and enhancement of corresponding policies and procedures.

        The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The Bank Secrecy Act ("BSA"), as amended by Title III of the USA PATRIOT Act of 2001 and its implementing regulations ("Patriot Act"), requires broker-dealers and other financial services companies to maintain an anti-money laundering compliance program that includes written policies and procedures, designated compliance officer(s), appropriate training, independent review of the program, standards for verifying client identity at account opening and obligations to report suspicious activities and certain other financial transactions. Through these and other provisions, the BSA and Patriot Act seek to promote the identification of parties that may be involved in financing terrorism or money laundering. We must also comply with sanctions programs administered by the U.S. Department of Treasury's Office of Foreign Asset Control, which may include prohibitions on transactions with designated individuals and entities and with individuals and entities from certain countries.

        Anti-money laundering laws outside the United States contain certain similar provisions. The obligation of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.

        Effective October 17, 2008, the SEC adopted the "naked" short selling anti-fraud rule, which makes it a violation of the Exchange Act for a person to sell a security short and (i) deceive a broker-dealer as to its intent or ability to deliver the security on or before the settlement date, and (ii) fail to deliver the security on or before the settlement date. Effective July 31, 2009, the SEC adopted Rule 204 of Regulation SHO under the Exchange Act, which imposes a firm delivery requirement for long and short equity sales. The Company has implemented procedures and conducted employee training to ensure compliance with the new regulations.

        Rigorous legal and compliance analysis of our businesses and investments is important to our culture and risk management. In addition, disclosure controls and procedures and internal controls over financial reporting are documented, tested and assessed for design and operating effectiveness in compliance with the Sarbanes-Oxley Act of 2002. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of conduct, compliance systems, communication of compliance guidance and employee education and training. Our corporate risk management function further analyzes our business, investment and other key risks, reinforcing their importance in our environment. We have a compliance group that monitors our compliance with all of the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our General Counsel supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, position reporting, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities. Our compliance group also monitors the information barriers that we maintain between each of our different businesses. We believe that our various businesses' access to the intellectual capital, contacts and relationships that reside throughout our firm benefits all of our businesses. However, in order to maximize that access without compromising our legal and contractual obligations, our compliance group oversees and monitors the communications between or among our firm's different businesses.

Available Information

        We routinely file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. You may read and copy any document we file with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings also are available to the public from the SEC's internet site at http://www.sec.gov.

        We maintain a public internet site at http://www.cowen.com and make available free of charge through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our Board of Directors' Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines, our Code of Business Conduct and Ethics governing our directors, officers and employees and other related materials. The information on our website is not incorporated by reference into this Annual Report.

Item 1A.    Risk Factors

RISK FACTORS

Risks Related to the Company's Businesses and Industry

        For purposes of the following risk factors, references made to the Company's funds include hedge funds and other alternative investment management products offered by the Company and funds in the Company's fund of funds business and real estate funds.

The Company

Difficult market conditions, market disruptions and volatility have adversely affected and may in the future continue to adversely affect the Company's businesses, results of operations and financial condition.

        The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses may be materially affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). Recently, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. Market turbulence reached unprecedented levels during the third and fourth quarters of 2008, as investors lost confidence in the financial system resulting in an historically unprecedented lack of liquidity, a general decline in asset values (including real estate assets), and the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These factors, combined with volatile commodity prices and foreign exchange rates, contributed to recessionary economic conditions globally and a deterioration in consumer and corporate confidence and could further exacerbate the overall market disruptions and risks to market participants, including the Company's funds and managed accounts. These market conditions may affect the level and volatility of securities prices and the liquidity and the value of investments in the Company's funds (including Ramius Enterprise L.P. (which we refer to as Enterprise) in which the Company has an investment of approximately $280.4 million of its own capital as of December 31, 2009) and managed accounts, and the Company may not be able to effectively manage its alternative investment management business's exposure to these market conditions. Losses in Enterprise could adversely affect our results of operations.

        In addition, industry-wide declines in the size and number of investment banking transactions, such as underwritings and mergers and acquisitions have had an adverse effect on revenues of Cowen and Company due to the decrease in equity underwritings and the decline in both announced and completed mergers and acquisitions. Continued weakness in equity markets and diminished trading volume of securities could further adversely impact Cowen and Company's brokerage business, from which Cowen Holdings historically generated a significant portion of its revenues. In addition, reductions in the trading prices for equity securities also tend to reduce the dollar value of investment banking transactions, which in turn would likely reduce the fees that Cowen and Company earns from these transactions. As the Company may be unable to reduce expenses correspondingly, its profits and profit margins of its investment banking business may decline. During 2009, the adverse market conditions impacted Cowen and Company's investment banking business, and there can be no assurance that these conditions will improve in the near term. Until they do, the Company expects its results of operations to be negatively impacted.

The Company is expected to incur substantial expenses related to the integration of Ramius and Cowen Holdings.

        The Company expects to continue to incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of Ramius and Cowen Holdings. There are a large number of functions that must be integrated, including but not limited to information technology, finance, human resources, audit, corporate communications, risk management and legal and compliance. While the Company has calculated an estimate of expenses, there are a number of factors beyond the Company's control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale, cost savings and revenue synergies related to the integration of the businesses.

Although the Company expects that the combination of the businesses of Ramius and Cowen Holdings will result in benefits to the Company, the Company may not realize those benefits because of integration difficulties and other challenges.

        The success of the combination of the businesses of Ramius and Cowen Holdings will depend in large part on the success of the management of the Company in integrating the operations, strategies, technologies and personnel of the two predecessor companies. The Company may fail to realize some or all of the anticipated benefits of the Transactions if the integration process takes longer or is more costly than expected. The failure of the Company to meet the challenges involved in successfully integrating the operations of Ramius and Cowen Holdings or to otherwise realize any of the anticipated benefits of the Transactions, including additional revenue opportunities, could impair the operations of the Company. In addition, the Company anticipates that the overall integration of the companies will be a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt the business of Ramius and Cowen Holdings.

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

  •
  the retention of key employees;

  •
  the occurrence of unanticipated expenses related to integration; and

  •
  potential unknown liabilities associated with the Transactions.

        The anticipated benefits and synergies include the combination of offices in various locations and the elimination of numerous technology systems, duplicative personnel and duplicative market and other data sources. However, these anticipated benefits and synergies assume a successful integration and are based on projections and other assumptions, which are inherently uncertain.

        Ramius and Cowen Holdings operate in different business segments. Although the management of the Company includes executives from both Ramius and Cowen Holdings, the Company cannot guarantee that it will integrate and operate the business lines of Ramius and Cowen Holdings to achieve the cost savings and other benefits that are anticipated to result from the Transactions. Even if integration is successful, anticipated benefits and synergies may not be achieved.

The Company's alternative investment management and broker-dealer businesses have incurred losses in recent periods and may incur losses in the future.

        The Company's alternative investment management and broker-dealer businesses have incurred losses in several recent periods and also recorded net losses in certain quarters within other fiscal years. The Company may incur losses in any of its future periods. Future losses may have a significant effect on the Company's liquidity as well as our ability to operate.

        In addition, we may incur significant expenses in connection with any expansion, strategic acquisition or investment with respect to our businesses. Accordingly, the Company will need to increase its revenues at a rate greater than its expenses to achieve and maintain profitability. If the Company's revenues do not increase sufficiently, or even if its revenues increase but it is unable to manage its expenses, the Company will not achieve and maintain profitability in future periods. As an alternative to increasing its revenues, the Company may seek additional capital through the sale of additional common stock or other forms of debt or equity financing. Particularly in light of current market conditions, the Company cannot be certain that it would have access to such financing on acceptable terms.

The Company depends on its key senior personnel and the loss of their services would have a material adverse effect on the Company's businesses and results of operations, financial condition and prospects.

        The Company depends on the efforts, skill, reputations and business contacts of its principals and other key senior personnel, the information and investment activity these individuals generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by the Company's senior professionals. Accordingly, the Company's continued success will depend on the continued service of these individuals. Key senior personnel may leave the Company in the future, and we cannot predict the impact that the departure of any key senior personnel will have on our ability to achieve our investment and business objectives. The loss of the services of any of them could have a material adverse effect on the Company's revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Ramius historically relied in part on the interests of certain of these professionals in a special allocation to Ramius's managing member to discourage them from leaving Ramius's employ. However, in connection with the Transactions, the special allocation was terminated and will no longer act as incentive for them to continue to be employed at the Company. Our senior and other key personnel possess substantial experience and expertise and have strong business relationships with investors in its funds, clients and other members of the business community. As a result, the loss of these personnel could have a material adverse effect on the Company's businesses and results of operations, financial condition and prospects.

The Company's ability to retain its senior professionals is critical to the success of its businesses, and its failure to do so may materially affect the Company's reputation, business and results of operations.

        Our people are our most valuable resource. Our success depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals. Our employees' reputations and relationships with our clients are critical elements in obtaining and executing client engagements. Ramius and Cowen and Company encounter intense competition for qualified employees from other companies inside and outside of their industries. From time to time, Ramius and Cowen and Company have experienced departures of professionals. Losses of key personnel have occurred and may occur in the future. In addition, if any of our client-facing employees or executive officers were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of the services of Ramius and Cowen and Company. The consummation of the Transactions caused all unvested RCG equity and substantially all of Cowen Holdings equity held by our employees prior to the Transactions to vest. There is no guarantee that the compensation arrangements and share lock-up agreements we may have entered into with our senior professionals will prove to be sufficiently broad or effective in preventing them from resigning to join our competitors.

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

        The Company is subject to the provisions of Accounting Standards Codification ("ASC") Topic 820 (which we refer to as ASC 820) which RCG, as the accounting predecessor of the Company, adopted on January 1, 2008. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including funds, will result in volatility of the Company's results. As a result, changes in value may have an adverse effect on the Company's financial condition or operations in the future.

Limitations on access to capital by the Company and its subsidiaries could impair its liquidity and its ability to conduct its businesses.

        Liquidity, or ready access to funds, is essential to the operations of financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to Cowen and Company's trading business and perceived liquidity issues may affect the Company's investment banking clients' and counterparties' willingness to engage in brokerage transactions with Cowen and Company. Cowen and Company's liquidity could be impaired due to circumstances that the Company may be unable to control, such as a general market disruption or an operational problem that affects Cowen and Company, its trading clients, or third parties. Furthermore, Cowen and Company's ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

        The Company is a holding company and primarily depends on dividends from its subsidiaries to funds its operations. Cowen and Company is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. CIL, the Company's U.K. registered broker-dealer subsidiary, is subject to the capital requirements of the FSA. CLAL is subject to the financial resources requirements of the SFC of Hong Kong. Any failure to comply with these capital requirements could impair the Company's ability to conduct its investment banking business.

The Company and its funds and/or Cowen and Company may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions which could have a material adverse effect on the Company's businesses and the performance of the funds in its alternative investment management business.

        Firms in the financial services industry have been subject to an increasingly regulated environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, FINRA, as well as the NYSE, and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. The Company may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The Company also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, the Company could be fined, prohibited from engaging in some of its business activities or subjected to limitations or conditions on its business activities. In addition, the Company could incur significant expense associated with compliance with any such legislation or regulations or the regulatory and enforcement environment generally. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on the financial condition and operations of the Company or cause significant reputational harm to the Company, which could seriously affect its business prospects.

        The Company may need to modify the strategies or operations of its alternative investment management business, face increased constraints or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. The Company's alternative investment management business is subject to regulation by various regulatory authorities that are charged with protecting the interests of investors. The activities of certain of the Company's subsidiaries are regulated primarily within the United States by the SEC, FINRA, and the National Futures Association, as well as various state agencies, and are also subject to regulation by other agencies in the various jurisdictions in which they operate, including the FSA, the Financial Services Agency of Japan, the SFC, the German Federal Financial Supervisory Authority and the Commission of the Surveillance of the Financial Sector in Luxembourg. The activities of Ramius LLC, Ramius Securities LLC, Ramius Advisors, LLC, Ramius Asia, LLC, Ramius Alternative Solutions, Ramius Structured Credit Group LLC and RCG Starboard Advisors, LLC are all regulated by the SEC due to their registrations as U.S. investment advisers. In addition, the funds in the Company's alternative investment management business are subject to regulation in the jurisdictions in which they are organized. These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant permits and to regulate marketing and sales practices and the maintenance of adequate financial resources. The Company is also subject to applicable anti-money laundering regulations and net capital requirements in the jurisdictions in which it operates. Additionally, the regulatory environment in which the Company operates frequently changes and has seen significant increased regulation in recent years and it is possible that this trend may continue.

Such additional regulation could, among other things, increase compliance costs or limit our ability to pursue investment opportunities and strategies.

        The regulatory environment continues to be turbulent as regulators around the world respond to the recent financial crisis. There is an extraordinary volume of regulatory discussion papers, draft directives and proposals being issued around the world and these initiatives are not always coordinated. The European Commission has issued a draft Directive on Alternative Investment Fund Managers, recommendations on directors' pay and financial services sector compensation and proposals on packaged retail investment products. In addition, the FSA of the United Kingdom has issued a discussion paper entitled "A Regulatory Response to the Global Banking Crisis" as well as undertaken an exercise to collect data to assess the systemic risk that hedge funds may or may not pose. The Bank of England is also collecting data on the systemic risk of hedge funds. Recent rulemaking by the SEC and other regulatory authorities outside the United States have imposed trading restrictions and reporting requirements on short selling, which have impacted certain of the investment strategies of the Company's investment funds and managed accounts, and continued restrictions on or further regulations of short sales could negatively impact the performance of the investment funds and managed accounts.

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

        As an investment banking firm, Cowen and Company depends to a large extent on its reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with Cowen and Company's services, it may be more damaging in its business than in other businesses. Moreover, Cowen and Company's role as advisor to clients on underwriting or merger and acquisition transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Such activities may subject the Company to the risk of significant legal liabilities to clients and aggrieved third parties, including stockholders of clients who could commence litigation against Cowen and Company and/or the Company. Although Cowen and Company's investment banking engagements typically include broad indemnities from its clients and provisions to limit exposure to legal claims relating to such services, these provisions may not protect the Company or may not be enforceable in all cases. As a result, the Company may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and/or adverse judgments. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on our results of operations or cause significant reputational harm, which could seriously harm our business and prospects.

        In connection with former Cowen Group, Inc (now Cowen Holdings) initial public offering in July 2006 (the "Cowen Holdings's IPO"), Cowen Holdings entered into an Indemnification Agreement with Société Générale, wherein, among other things, Société Générale agreed to indemnify Cowen Holdings for all liability arising out of all known, pending or threatened litigation (including the cost of such litigation) and arbitrations and certain known regulatory matters, in each case, that existed prior to the date of Cowen Holdings's IPO. Société Générale, however, will not indemnify Cowen Holdings, and Cowen Holdings will instead indemnify Société Générale, for most litigation, arbitration and regulatory matters that may occur in the future but were unknown at the time of Cowen Holdings's IPO and certain known regulatory matters.

        In general, the Company is exposed to risk of litigation by investors in its alternative investment management business if the management of any of its funds is alleged to constitute negligence or dishonesty. Investors could sue to recover amounts lost by the Company's funds due to any alleged misconduct, up to the entire amount of the loss. We may also be exposed to litigation by investors in the Company's fund of funds platform for losses resulting from similar conduct at an underlying fund. Furthermore, the Company may be subject to litigation arising from investor dissatisfaction with the performance of the Company's funds and the funds invested in by the Company's fund of funds platform. In addition, the Company is exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In the majority of such actions the Company would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although the Company is indemnified by the Company's funds, our rights to indemnification may be challenged. If the Company is required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds, if any, or fails to obtain indemnification from its funds, our business, results of operations and financial condition could be materially adversely affected. In its alternative investment management business, the Company is exposed to the risk of litigation if a fund suffers catastrophic losses due to the failure of a particular investment strategy or due to the trading activity of an employee who has violated market rules or regulations. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances which are materially damaging to the Company's reputations and businesses. In addition, the Company faces the risk of litigation from investors in the Company's funds if restrictions applicable to such funds are violated.

As a result of the Transactions, there exists the potential for conflicts of interest, and a failure to appropriately identify and deal with conflicts of interest could adversely affect our businesses.

        Due to the combination of our alternative investment management and investment banking businesses, we will likely face an increasing potential for conflicts of interest, including situations where our services to a particular client, investor or our own interests in our investments conflict with the interests of another client. Such conflicts may also arise if our investment banking business has access to material non-public information that may not be shared with our alternative investment management business or vice versa. Additionally, our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions.

        We have developed and implemented procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and the willingness of clients to enter into transactions or engagements in which such a conflict might arise may be affected if we fail to identify and appropriately address potential conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or enforcement actions.

Employee misconduct could harm the Company by, among other things, impairing the Company's ability to attract and retain investors and subjecting the Company to significant legal liability, reputational harm and the loss of revenue from its own invested capital.

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

        There is a risk that the Company's employees or partners, or the managers of funds invested in by the the Company's fund of funds platform, could engage in misconduct that materially adversely affects the Company's business, including a decrease in returns on its own invested capital. The Company is subject to a number of obligations and standards arising from its businesses. The violation of these obligations and standards by any of the Company's employees could materially adversely affect the Company and its investors. For instance, the Company's businesses require that the Company properly deal with confidential information. If the Company's employees were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. If one of the Company's employees were to engage in misconduct or were to be accused of such misconduct, the business and reputation of the Company could be materially adversely affected.

Required reductions in the available credit under the Company's secured revolving loan facility may limit our ability to maintain sufficient liquidity and any additional financing that we may need may not be available on favorable terms, or at all.

        Under the terms of the Company's secured revolving loan facility the amount of capital available was reduced to $25 million from $50 million on January 4, 2010. Such reduction in our available liquidity could have a material adverse impact on our future financial condition and results of operations and we may be required to obtain additional financing from other sources. There can be no assurance that we can find such financing in the amounts required or that the terms, covenants and the cost of such financing will be as favorable as those which were available under our existing secured revolving loan facility. If we are unable to obtain additional capital, we may have to alter our business and capital expenditure plans, which would have a materially adverse effect on our future results of operations.

The Company may be unable to successfully identify, manage and execute future acquisitions, investments and strategic alliances, which could adversely affect our results of operations.

        We intend to continually evaluate potential acquisitions, investments and strategic alliances to expand our alternative investment management and investment banking businesses. In the future, we may seek additional acquisitions, investments, strategic alliances or similar arrangements, which may expose us to risks such as:

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

RCG's significant ownership interest in the Company could affect the liquidity in the market for our Class A common stock.

        RCG holds approximately 49.8% of our Class A common stock and therefore has a significant influence over matters requiring approval by the Company's stockholders, including in the election of directors and approval of significant corporate transactions. Furthermore, RCG's managing member is controlled by certain members of our senior management, including Peter A. Cohen, our Chairman and Chief Executive Officer. RCG's concentration of ownership may discourage a third party from proposing a change of control or other strategic transaction concerning the Company or otherwise have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. As a result, the Company's Class A common stock could trade at prices that do not reflect a "control premium" to the same extent as do the stocks of similarly situated companies that do not have any single stockholder with an ownership interest as large as RCG's ownership interest.

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

        For example, in 2008, Cowen Holdings expanded its investment banking business in China with the acquisition of Cowen Latitude Capital Group. The continued expansion of the Company's investment banking business in China may require significant resources and/or may result in significant unanticipated losses, costs or liabilities. In addition, geographic and other expansion, acquisitions or joint ventures may require significant managerial attention, which may be diverted from other operations. These capital, equity and managerial commitments may impair the operation of the Company's businesses.

BA Alpine Holdings, Inc., its designee on the Company's board of directors and RCG may have interests that conflict with the interests of our stockholders.

        BA Alpine Holdings, Inc., its designee on the Company's board of directors and RCG may have interests that conflict with, or are different from, the Company's and our stockholders'. Conflicts of interest between BA Alpine Holdings, Inc. and/or RCG and the Company may arise, and such conflicts of interest may not be resolved in a manner favorable to the Company, including potential competitive business activities (in the case of BA Alpine Holdings, Inc.), corporate opportunities, indemnity arrangements, registration rights and sales or distributions by RCG, BA Alpine Holdings, Inc. or their respective affiliates of Class A common stock. The Company's amended and restated certificate of incorporation and by-laws do not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to BA Alpine Holdings, Inc. and the Company will be reserved for or made available to the Company. In addition, RCG, as the holder of a significant portion of the Company's issued and outstanding shares of Class A common stock, could delay or prevent an acquisition or merger even if such a transaction would benefit other stockholders.

Commencing on January 1, 2011, the Company's failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company's financial condition, results of operations, business and price of our Class A common stock.

        As a result of the business combination of Ramius and Cowen Holdings, which was consummated on November 2, 2009, the Company must be fully compliant with the requirements of Section 404 of the Sarbanes-Oxley Act by January 1, 2011. The Sarbanes-Oxley Act and the related rules require our management to conduct an annual assessment of the effectiveness of our internal control over financial reporting and require a report by our independent registered public accounting firm addressing our internal control over financial reporting. To comply with Section 404 of the Sarbanes-Oxley Act, we will be required to document formal policies, processes and practices related to financial reporting that are necessary to comply with Section 404. Such policies, processes and practices will be important to ensure the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

        If we fail for any reason to comply with the requirements of Section 404 in a timely manner, our independent registered public accounting firm may, at that time, issue an adverse report regarding the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Any such event could adversely affect our financial condition, results of operations and business, and result in a decline in the price of our Class A common stock.

Certain provisions of the Company's amended and restated certificate of incorporation and bylaws and Delaware law may have the effect of delaying or preventing an acquisition by a third party.

        The Company's amended and restated certificate of incorporation and bylaws contain several provisions that may make it more difficult for a third party to acquire control of the Company, even if such acquisition would be financially beneficial to the Company's stockholders. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in the Company's stockholders receiving a premium over the then-current trading price of Class A common stock. For example, the Company's amended and restated certificate of incorporation authorizes its board of directors to issue up to 10,000,000 shares of "blank check" preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire the Company. In addition, the Company's amended and restated bylaws provide for an advance notice procedure with regard to the nomination of candidates for election as directors and with regard to business to be brought before a meeting of stockholders. The Company is also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an "interested stockholder," the Company may not enter into a "business combination" with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For the purposes of Section 203, "interested stockholder" means, generally, someone owning 15% or more of the Company's outstanding voting stock or an affiliate of the Company that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

Risks Related to the Company's Alternative Investment Management Business

Ramius's profitability and, thus, the Company's profitability may be adversely affected by decreases in revenue relating to changes in market and economic conditions.

        While market conditions appear to have improved in 2009, they have been and remain inherently unpredictable and outside of the Company's control, and may result in reductions in Ramius's revenue and results of operations. Such reductions may be caused by a continued decline in assets under management, resulting in lower management fees and incentive income, an increase in the cost of financial instruments, lower investment returns, reduced demand for assets held by the Company's funds, which would negatively affect the funds' ability to realize value from such assets or continued investor redemptions, resulting in lower fees and increased difficulty in raising new capital.

        These factors may reduce the Company's revenue, revenue growth and income and may slow the growth of the alternative investment management business or may cause the contraction of the alternative investment management business. In particular, negative fund performance reduces assets under management, which decreases the management fees and incentive income that the Company earns. Negative performance of the Ramius Enterprise Master Fund Ltd (the "Enterprise Fund") also decreases revenue derived from the Company's returns on investment of its own capital.

The net asset values of many Company's funds are beneath their "high-water marks," which will limit the Company's ability to earn incentive income from such funds.

        Incentive income, which has historically comprised a substantial portion of Ramius's annual revenues, is subject to "high-water marks" whereby incentive income is earned by Ramius only to the extent that the net asset value of a fund at the end of a measurement period exceeds the highest net asset value as of the end of a preceding measurement period for which Ramius earned incentive income. Ramius's incentive allocations are also subject, in some cases, to performance hurdles. As a result of negative investment performance in 2008, Ramius entered 2009 with high-water marks in many hedge funds, which require the Company's funds to recover cumulative losses before Ramius can begin to earn incentive income in 2009 and beyond with respect to the investments of fund investors who suffered losses last year. In order for Ramius to begin earning incentive fees from investors who had incurred losses in 2008, the respective funds they are invested in need to recoup the losses they incurred in 2008. For example, the net asset value of Ramius Multi-Strategy Fund Ltd decreased by 26.76% net of management fees in 2008 (assuming no further recovery from the 80% discount that Ramius has valued the net equity claim for assets held at Lehman Brothers International (Europe) "LBIE")). In order for Ramius to earn an incentive fee with respect to an investor who had participated fully in this loss, the fund will have to increase net asset value by 36.5%, net of management fees (25.8% as of December 31, 2009 due to positive performance in 2009). Such analysis applies to each fund which incurred 2008 losses and current market conditions make it difficult to predict when Ramius will be eligible to earn incentive income from such funds.

        Certain of the Company's funds face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to such performance thresholds. This retention risk is heightened during periods similar to those we are currently experiencing where market conditions make it more difficult to generate positive investment returns. For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation represents substantially all of the compensation the professional is entitled to receive during the year. If the investment professional's annual performance is negative, the professional may not be entitled to receive any performance-based compensation for the year. If the investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation.

Investors in the Company's funds and investors with managed accounts can generally redeem investments with prior notice. The rate of redemptions accelerated in the second half of 2008 and could accelerate further. Redemptions have created difficulties in managing the liquidity of the Company's funds and managed accounts, reduced assets under management and adversely affected the Company's revenues, and may continue to do so.

        Investors in the Company's funds and investors with managed accounts may generally redeem their investments with prior notice, subject to certain initial holding periods. Investors may reduce the aggregate amount of their investments, or transfer their investments to other funds or asset managers with different fee rate arrangements, for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Furthermore, investors in the Company's funds may be investors in products managed by other alternative asset managers where redemptions have been restricted or suspended. Such investors may redeem capital from Company's funds, even if the Company's funds' performance is superior, due to an inability to redeem capital from other managers. Investors have less confidence now and their allocation process is more selective and deliberate than it was prior to 2008. Increased volatility in global markets could accelerate the pace of fund and managed account redemptions. Redemptions of investments in the Company's funds could also take place more quickly than assets may be sold by those funds to meet the price of such redemptions, which could result in the relevant funds and/or Ramius being in breach of applicable legal, regulatory and contractual requirements in relation to such redemptions, resulting in possible regulatory and investor actions against Ramius, the Company's funds and/or the Company. If the Company's funds or managed accounts underperform, existing investors may decide to reduce or redeem their investments or transfer asset management responsibility to other asset managers and the Company may be unable to obtain new alternative investment management business. Any such action would potentially cause further redemptions and/or make it more difficult to attract new investors.

        The redemption of investments in the Company's funds or in managed accounts could also adversely affect the revenues of the Company's alternative investment management business, which are substantially dependent upon the assets under management in the Company's funds. If redemptions of investments cause revenues to decline, they would likely have a material adverse effect on our business, results of operations or financial condition. As a result of the potential for increased and continuing disruptions and the resulting uncertainty during the second half of 2008 and early 2009, Ramius has experienced an increase in the level of redemptions from the Company's funds and managed accounts. If the level of redemption activity persists at above historic levels, it could become more difficult to manage the liquidity requirements of the Company's funds, making it more difficult or more costly for the Company's funds to liquidate positions rapidly to meet redemption requests or otherwise. This in turn may negatively impact the Company's returns on its own invested capital.

        In addition to the impact on the market value of assets under management, illiquidity and volatility of the global financial markets have negatively affected Ramius's ability to manage inflows and outflows from the Company's funds. Several alternative investment managers, including Ramius, have recently exercised and may in the future exercise their rights to limit, and in some cases, suspend, redemptions from the funds they manage. Ramius has also and may in the future negotiate with investors or exercise such rights in an attempt to limit redemptions or create a variety of other investor structures to bring fund assets and liquidity requirements into a more manageable balance. To the extent that Ramius has negotiated with investors to limit redemptions, it may be likely that such investors will continue to seek further redemptions in the future. Such actions may have an adverse effect on the ability of the Company's funds to attract new capital to existing funds or to develop new investment platforms. The Ramius fund of funds platform may also be adversely impacted as the hedge funds in which it invests themselves face similar investor redemptions or if such hedge funds exercise their rights to limit or suspend Ramius's redemptions from such funds. Poor performance relative to other asset management firms may result in reduced investments in the Company's funds and managed accounts and increased redemptions from the Company's funds and managed accounts. As a result, investment underperformance would likely have a material adverse effect on the Company's results of operations and financial condition.

Hedge fund investments, including the investments of the Company's own capital in the Enterprise Fund, are subject to other additional risks.

        Investments by the Company's funds (including the Enterprise Fund in which the Company's own capital is invested) are subject to certain risks that may result in losses. Decreases to assets under management as a result of investment losses or client redemptions may have a material adverse effect on the Company's revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Additional risks include the following:

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

  •
  Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their respective liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This "systemic risk" may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms, other counterparties and exchanges) with which the hedge funds interact on a daily basis.

  •
  Hedge funds are subject to risks due to the potential illiquidity of assets. Hedge funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. The timely sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or highly costly for hedge funds to liquidate positions rapidly to meet margin calls, redemption requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time, if the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limitations on the market. In addition, increased levels of redemptions may result in increased illiquidity as more liquid assets are sold to fund redemptions. Moreover, these risks may be exacerbated for the Company's fund of funds platform. For example, if the Company's fund of funds platform invested in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for the Company's fund of funds portfolios would be compounded. Furthermore, certain of the investments of the Company's fund of funds platform were in third party hedge funds that halted redemptions in the recent past in the face of illiquidity and other issues, and could do so again in the future.

  •
  Hedge fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade.

If a Ramius fund's counterparty for any of its derivative or non-derivative contracts defaults on the performance of those contracts, the Company may not be able to cover its exposure under the relevant contract.

        The Company's funds enter into numerous types of financing arrangements with a wide array of counterparties around the world, including loans, hedge contracts, swaps, repurchase agreements and other derivative and non-derivative contracts. The terms of these contracts are generally complex and often customized and generally are not subject to regulatory oversight. The Company is subject to the risk that the counterparty to one or more of these contracts may default, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur at any time without notice. Additionally, Ramius may not be able to take action to cover its exposure if a counterparty defaults under such a contract, either because of a lack of the contractual ability or because market conditions make it difficult to take effective action. The impact of market stress or counterparty financial condition may not be accurately foreseen or evaluated and, as a result, Ramius may not take sufficient action to reduce its risks effectively.

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

The Company may suffer losses in connection with the insolvency of prime brokers, custodians, administrators and other agents whose services the Company uses and who may hold assets of the Company's funds.

        All of the Company's funds use the services of prime brokers, custodians, administrators or other agents to carry out certain securities transactions and to conduct certain business of the Company's funds. In the event of the insolvency of a prime broker and/or custodian, the Company's funds might not be able to recover equivalent assets in full as they may rank among the prime broker's and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the Company's funds' cash held with a prime broker or custodian (if any) may not be segregated from the prime broker's or custodian's own cash, and the funds will therefore rank as unsecured creditors in relation thereto. Specifically, certain of the Company's funds used an affiliate of Lehman Brothers as one of their prime brokers and some of these funds also held assets through accounts at Lehman Brothers. Other affiliates of Lehman Brothers that are now in insolvency proceedings were also trading counterparties for some of the hedge funds managed by Ramius. The total net equity claim of the Company's funds with respect to Lehman Brothers was approximately $254.0 million. The Company estimates the total recoverable claim of the Company's funds against Lehman Brothers and its affiliates to be approximately $56.6 million.

Operational risks relating to the failure of data processing systems and other information systems and technology may disrupt our alternative investment management business, result in losses and/or limit the business's operations and growth.

        Ramius and its funds rely heavily on financial, accounting, trading and other data processing systems to, among other things, execute, confirm, settle and record transactions across markets and geographic locations in a time-sensitive, efficient and accurate manner. If any of these systems do not operate properly or are disabled, the Company could suffer financial loss, a disruption of its business, liability to the Company's funds, regulatory intervention and/or reputational damage. In addition, Ramius is highly dependent on information systems and technology, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate Ramius's operational needs, or an increase in costs related to such information systems, could have a material adverse effect on the Company, both with respect to a decrease in the operational performance of its alternative investment management business and an increase in costs that may be necessary to improve such systems.

        The Company depends on its headquarters in New York, New York, where most of the Company's alternative investment management personnel are located, for the continued operation of its business. We have taken precautions to limit the impact that a disruption to operations at our New York headquarters could cause (for example, by ensuring that can operate independently of offices in other geographic locations). Although these precautions have been taken, a disaster or a disruption in the infrastructure that supports our alternative investment management business, including a disruption involving electronic communications or other services used by Ramius or third parties with whom Ramius does conduct business (including the funds invested in by the Ramius fund of funds platform), or directly affecting the New York, New York, headquarters, could have a material adverse impact on the Company's ability to continue to operate its alternative investment management business without interruption. Ramius's disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance might only partially reimburse us for our losses, if at all. Finally, the Company relies on third party service providers for certain aspects of its business, including for certain information systems and technology and administration of the Company's funds. Severe interruptions or deteriorations in the performance of these third parties or failures of their information systems and technology could impair the quality of Ramius's operations and could impact the Company's reputation and materially adversely affect our alternative investment management business.

Certain of the Company's funds may invest in relatively high-risk, illiquid assets, and Ramius may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amounts of these investments.

        Certain of the Company's funds (including the Enterprise Fund in which the Company has approximately $280.4 million of its own capital invested as of December 31, 2009, approximately $35 million of which was redeemed on January 1, 2010) invest a portion of their assets in securities that are not publicly traded and funds invested in by the Ramius fund of funds platform may do the same. In many cases, such funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or there may not be a public market for such securities. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, under certain conditions, the Company's funds, or funds invested in by the Ramius fund of funds platform, may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investing in these types of investments can involve a high degree of risk, and the Company's funds (including the Enterprise Fund) may lose some or all of the principal amount of such investments, including our own invested capital.

Risk management activities may materially adversely affect the return on the Company's funds' investments if such activities do not effectively limit a fund's exposure to decreases in investment values or if such exposure is overestimated.

        When managing the Company's funds' exposure to market risks, the relevant fund (or one of the funds invested in by the Ramius fund of funds platform) may use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative financial instruments to limit its exposure to changes in the relative values of investments that may result from market developments, including changes in interest rates, currency exchange rates and asset prices. The success of such derivative transactions generally will depend on Ramius's (or the underlying fund manager's) ability to accurately predict market changes in a timely fashion, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, these transactions may result in poorer overall investment performance than if they had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. For a variety of reasons, a perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged may not be attained. An imperfect correlation could give rise to a loss. Also, it may not be possible to fully or perfectly limit exposure against all changes in the value of an investment because the value of an investment is likely to fluctuate as a result of a number of factors, many of which will be beyond Ramius's (or the underlying fund manager's) control or ability to hedge.

Fluctuations in currency exchange rates could materially affect the Company's alternative investment management business and its results of operations and financial condition.

        The Company uses U.S. dollars as its reporting currency. Investments in the Company's funds and managed accounts are made in different currencies, including Euros, Pounds Sterling and Yen. In addition, the Company's funds and managed accounts hold investments denominated in many foreign currencies. To the extent that the Company's revenues from its alternative investment management business are based on assets under management denominated in such foreign currencies, our reported revenues may be significantly affected by the exchange rate of the U.S. dollar against these currencies. Typically, an increase in the exchange rate between U.S. dollars and these currencies will reduce the impact of revenues denominated in these currencies in the financial results of our alternative investment management business. For example, management fee revenues derived from each Euro of assets under management denominated in Euros will decline in U.S. dollar terms if the value of the U.S. dollar appreciates against the Euro. In addition, the calculation of the amount of assets under management is affected by exchange rate movements as assets under management denominated in foreign currencies are converted to U.S. dollars. Ramius also incurs a portion of its expenditures in currencies other than U.S. dollars. As a result, our alternative investment management business is subject to the effects of exchange rate fluctuations with respect to any currency conversions and Ramius's ability to hedge these risks and the cost of such hedging or Ramius's decision not to hedge could impact the performance of the Company's funds and our alternative investment management business and its results of operations and financial condition.

The due diligence process that Ramius undertakes in connection with investments by the Company's funds is inherently limited and may not reveal all facts that may be relevant in connection with making an investment.

        Before making investments, particularly investments in securities that are not publicly traded, Ramius endeavors to conduct a due diligence review of such investment that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, Ramius is often required to evaluate critical and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment bankers and financial analysts may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, Ramius is limited to the resources available, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence investigation that Ramius conducts with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful, which may adversely affect the performance of the Company's funds and managed accounts and the Company's ability to generate returns on its own invested capital from any such investment.

The Ramius real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.

        Investments in the Ramius real estate funds are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include those associated with general and local economic conditions, changes in supply of and demand for competing properties in an area, changes in environmental regulations and other laws, various uninsured or uninsurable risks, natural disasters, changes in real property tax rates, changes in interest rates, the reduced availability of mortgage financing which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control. Further, the U.S. Environmental Protection Agency has found that global climate change could increase the severity and perhaps the frequency of extreme weather events, which could subject real property to increased weather-related risks in the coming years. There are also presently a number of current and proposed regulatory initiatives, both domestically and globally, that are geared towards limiting and scaling back the emission of greenhouse gases, which certain scientists have linked to global climate change. Although not known with certainty at this time, such regulation could adversely affect the costs to construct and operate real estate in the coming years, such as through increased energy costs.

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

        The alternative investment management industry is extremely competitive. Competition includes numerous international, national, regional and local asset management firms and broker-dealers, commercial bank and thrift institutions, and other financial institutions. Many of these institutions offer products and services that are similar to, or compete with, those offered by us and have substantially more personnel and greater financial resources than Ramius does. The key areas for competition include historical investment performance, the ability to identify investment opportunities, the ability to attract and retain the best investment professionals and the quality of service provided to investors. The Company's ability to compete may be adversely affected if it underperforms in comparison to relevant benchmarks, peer groups or competing asset managers. The competitive market environment may result in increased downward pressure on fees, for example, by reduced management fee and incentive allocation percentages. The future results of operations of the Company's alternative investment management business are dependent in part on its ability to maintain appropriate fee levels for its products and services. In the current economic environment, many competing asset managers have experienced substantial declines in investment performance, increased redemptions, or counterparty exposures which impair their businesses. Some of these asset managers have reduced their fees in an attempt to avoid additional redemptions. Competition within the alternative investment management industry could lead to pressure on the Company to reduce the fees that it charges its clients for alternative investment management products and services. A failure to compete effectively in this environment may result in the loss of existing clients and business, and of opportunities to generate new business and grow assets under management, each of which could have a material adverse effect on the Company's alternative investment management business and results of operations, financial condition and prospects. Furthermore, consolidation in the alternative investment management industry may accelerate, as many asset managers are unable to withstand the substantial declines in investment performance, increased redemptions, and other pressures impacting their businesses, including increased regulatory, compliance and control requirements. Some competitors may acquire or combine with other competitors. The combined business may have greater resources than the Company does and may be able to compete more effectively against Ramius and rapidly acquire significant market share.

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

        The Company believes it is engaged primarily in the business of providing asset management and financial advisory services and not in the business of investing, reinvesting or trading in securities. The Company also believes that the primary source of income from its business is properly characterized as income earned in exchange for the provision of services. Ramius is an alternative investment management company and the Company does not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, the Company does not believe that Ramius is an "orthodox" investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Additionally, neither Ramius nor the Company is an inadvertent investment company by virtue of the 40% test in Section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above.

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

        Recently, legislation was proposed in the U.S. that would impose recordkeeping, disclosure, and reporting requirements upon investment funds advised by a firm that is registered with the SEC under the Advisers Act. Should this or similar legislation be adopted, the Company's funds may become subject to additional registration, reporting and other requirements. As a result, compliance costs and burdens upon the Ramius business may increase and the additional requirements may constrain Ramius's ability to conduct its business as currently conducted, which may adversely affect Ramius's and the Company's business, results of operations or financial condition.

Increased regulatory focus could result in regulation that may limit the manner in which the Company and the Company's funds invest and the types of investors that may invest in the Company's funds, materially impacting the Company's business.

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

        Additionally, as a result of recent highly publicized financial scandals, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the business environment in which Ramius operates is subject to heightened regulation. With respect to alternative investment management funds, in recent years, there has been debate in both U.S. and foreign governments about new rules or regulations, including increased oversight or taxation, in addition to the recently proposed legislation described above. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative investment management funds, including the Company's funds. Such investigations may impose additional expenses on the Company, may require the attention of senior management and may result in fines if any of the Company's funds are deemed to have violated any regulations.

The Company's alternative investment management business may suffer as a result of loss of business from key investors.

        The Company generates a significant proportion of its alternative investment management revenue from a small number of its largest clients. As of December 31, 2009, affiliates of HVB Alternative Advisors LLC ("HVB") and BA Alpine Holdings, Inc. constituted Ramius's largest institutional investor representing approximately 9.6% of assets under management, with the five largest investors collectively representing approximately 25.2% of assets under management. The loss of all or a substantial portion of the business provided by one or more of these investors would have a material impact on income derived from management fees and incentive allocations and consequently have a material adverse effect on our alternative investment management business and results of operations or financial condition.

Risks Related to the Company's Broker-Dealer Business

The Company's broker-dealer business focuses principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could materially affect our broker-dealer business.

        Cowen Holdings conducts its broker-dealer business primarily through Cowen and Company, its broker-dealer subsidiary. Cowen and Company focuses principally on the healthcare, technology, media and telecommunications, consumer, aerospace and defense, financial institutions, REITs and alternative energy sectors of the economy. Therefore, volatility in the business environment in these sectors or in the market for securities of companies within these sectors could substantially affect the Company's financial results and, thus, the market value of the Class A common stock. The business environment for companies in these sectors has been subject to substantial volatility, and Cowen and Company's financial results have consequently been subject to significant variations from year to year. The market for securities in each of Cowen and Company's target sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes in Medicare and government reimbursement policies, may affect the market for securities of healthcare companies. Further, current and proposed regulatory initiatives that are geared towards scaling back the emission of greenhouse gases may present opportunities for the growth of alternative energy. Expansion in the alternative energy sector has also been enhanced, in part, by government-backed financial and tax incentives. However, should proposed limitations on the emission of greenhouse gases not be adopted or governmental incentives for alternative energy be significantly diminished or eliminated, the alternative energy sector could be adversely affected.

        As an investment bank which focuses primarily on specific growth sectors of the economy, Cowen and Company also depends significantly on private company transactions for sources of revenues and potential business opportunities. Most of these private company clients are initially funded and controlled by private equity firms. To the extent the pace of these private company transactions slows or the average size declines due to a decrease in private equity financings, difficult market conditions in Cowen and Company's target sectors or other factors, the Company's business and results of operations may be adversely affected.

The financial results of the Company's broker-dealer business may fluctuate substantially from period to period, which may impair the stock price of the Class A common stock.

        Cowen and Company has experienced, and we expect to experience in the future, significant periodic variations in its revenues and results of operations. These variations may be attributed in part to the fact that its investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond Cowen and Company's control. In most cases, Cowen and Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our investment banking business is highly dependent on market conditions as well as the decisions and actions of its clients and interested third parties. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which Cowen and Company is advising or an offering in which Cowen and Company is participating, we will earn little or no revenue from the transaction, and we may incur significant expenses that may not be recouped. This risk may be intensified by Cowen and Company's focus on growth companies in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, financial institutions, REITs and alternative energy sectors as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Many companies initiating the process of an IPO are simultaneously exploring other strategic alternatives, such as a merger and acquisition transaction. The Company's investment banking revenues would be adversely affected in the event that an IPO for which it is acting as an underwriter is preempted by the company's sale if Cowen and Company is not also engaged as a strategic advisor in such sale. As a result, our investment banking business is unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect the stock price of the Class A common stock.

Pricing and other competitive pressures may impair the revenues of the Company's brokerage business.

        Cowen Holdings historically derived a significant portion of its revenues from the brokerage business of Cowen and Company, which accounted for approximately 88% of Cowen Holdings's revenues in 2009. Along with other firms, Cowen and Company has experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. The Company expects pricing pressures in the business to continue. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from Cowen and Company's larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving Cowen and Company's comprehensive research coverage in its target sectors to support its brokerage business, the Company may be required to make substantial investments in Cowen and Company's research capabilities. If Cowen and Company is unable to compete effectively in these areas, the revenues of its brokerage business may decline, and the Company's business and results of operations may be adversely affected.

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

        The scale of our competitors in the investment banking industry has increased in recent years as a result of substantial consolidation among companies in the research, brokerage and investment banking industries. In addition, a number of large commercial banks and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker- dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than Cowen and Company does which may enhance their competitive position. They also have the ability to support their investment banking and advisory groups with commercial banking and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in Cowen and Company's businesses. If we are unable to compete effectively with our competitors in the investment banking industry, the Company's business and results of operations may be adversely affected.

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

Operational risks relating to the failure of data processing systems and other information systems and technology or other infrastructure may disrupt the Company's broker-dealer business, result in losses or limit the our operations and growth in the industry.

        Cowen and Company's broker-dealer business is highly dependent on its ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions that Cowen and Company processes have become increasingly complex. The inability of Cowen and Company's systems to accommodate an increasing volume of transactions could also constrain the Company's ability to expand its broker-dealer business. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in Cowen and Company's internal processes, people or systems, the Company could suffer impairments, financial loss, a disruption of its broker-dealer business, liability to clients, regulatory intervention or reputational damage.

        Cowen and Company has outsourced certain aspects of its technology infrastructure including data centers and wide area networks, as well as some trading applications. Cowen and Company is dependent on its technology providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of the Company's control and could negatively impact our broker-dealer business. Cowen and Company has experienced disruptions on occasion, none of which has been material to Cowen and Company's operations and results. However, there can be no guarantee that future material disruptions with these providers will not occur.

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

        In addition, the Company's ability to conduct its broker-dealer business may be adversely impacted by a disruption in the infrastructure that supports Cowen and Company and the communities in which we are located. This may affect, among other things, the Company's financial, accounting or other data processing systems. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which Cowen and Company conducts business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our broker-dealer employees in our primary locations in New York, Boston, San Francisco and London work in close proximity to each other. Although Cowen and Company has a formal disaster recovery plan in place, if a disruption occurs in one location and our broker-dealer employees in that location are unable to communicate with or travel to other locations, Cowen and Company's ability to service and interact with its clients may suffer, and the Company may not be able to implement successfully contingency plans that depend on communication or travel.

        Our investment banking business also relies on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Cowen and Company's computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our broker-dealer clients' or counterparties' confidential and other information processed and stored in, and transmitted through, Cowen and Company's computer systems and networks, or otherwise cause interruptions or malfunctions in our broker-dealer business', its clients', its counterparties' or third parties' operations. The Company may be required to expend significant additional resources to modify its protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and the Company may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by the Company.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our main offices, all of which are leased, are located in New York City, Boston, San Francisco and London. Our corporate headquarters are located at 599 Lexington Avenue, New York, New York, comprise approximately 72,000 square feet of leased space, pursuant to a lease agreement expiring in 2022, and are operated primarily for use by our alternative investment management segment. We also lease approximately 109,619 square feet of space at 1221 Avenue of the Americas, New York, New York pursuant to a sublease agreement expiring in 2013 and 38,217 square feet of space at Two International Place in Boston pursuant to a lease agreement expiring in 2014, both of which are used primarily by our broker-dealer segment. In San Francisco, we lease approximately 29,072 square feet of space at 555 California Street, pursuant to a lease agreement expiring in 2015 and used by our broker-dealer segment. Our London offices are located at 10 Bruton Street and Broadgate West Phase II, 1 Snowden Street, are subject to lease agreements expiring in 2011 and 2012, and are used by our alternative investment management and broker-dealer segments, respectively. Our other offices, all of which are leased, are located in Atlanta, Chicago, Cleveland, Dallas, Stamford, Geneva, Munich, Purchase (New York), Luxembourg, Munich, Tokyo, Hong Kong, Beijing and Shanghai.

Item 3.    Legal Proceedings

        We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under federal securities and other laws in connection with securities offerings and other transactions, as well as advice and opinions we provide concerning strategic transactions. In addition, like most financial institutions, we are often the subject of claims made by current and former employees arising out of their employment or termination of employment with us. See "Item 1A—Risk Factors—Risks Related to the Company's Business and Industry" We are involved in a number of judicial, regulatory and arbitration matters arising in connection with our business including those described below.

        Pursuant to ASC Topic 450, we review the need for any loss contingency reserves, and we have established reserves for certain of these matters that we believe are adequate where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. In addition, in connection with the Cowen Holdings's IPO, Cowen Holdings entered into an indemnification agreement (which we refer to as the Indemnification Agreement) with Société Générale, wherein Société Générale agreed to indemnify Cowen Holdings for all liability arising out of all known, pending or threatened litigation and arbitrations and certain specified regulatory matters that existed at the time of the Cowen Holdings IPO. The Indemnification Agreement provides that Société Générale will indemnify Cowen Holdings for all known or unknown liabilities, including litigation and related matters, arising from any business conducted by Société Générale or previously conducted by Cowen Holdings to the extent that such business was not part of the businesses conducted by Cowen Holdings at the time of the Cowen Holdings IPO. The liabilities for which Société Générale will indemnify Cowen Holdings include the costs of legal fees and related expenses incurred in connection with the indemnified matters as well as any settlements or awards. Under the Indemnification Agreement, Cowen Holdings has agreed to indemnify Société Générale for all claims made after the Cowen Holdings IPO to the extent they relate to the businesses conducted by Cowen Holdings at the time of the Cowen Holdings IPO and were not known or threatened at the time of the Cowen Holdings IPO. All of the Company's material pending legal proceedings are described below. Certain of these material proceedings, along with certain other immaterial known, pending or threatened litigations and arbitrations, are subject to indemnification by Société Générale under the Indemnification Agreement as indicated below.

In re: Initial Public Offering Securities Litigation

        Cowen and Company is one of many financial institutions named as a defendant in a number of putative securities class actions entitled In re: Initial Public Offering Securities Litigation, filed in the United States District Court for the Southern District of New York ("SDNY") relating to numerous initial and other public offerings of common stock from approximately 1998 through 2000. The various complaints allege that the underwriters of certain IPOs, including Cowen and Company, made material misrepresentations and omissions to purchasers of the stock sold in the IPOs, thereby inflating the value of the stock. Specifically, the plaintiffs allege that the defendants failed to disclose, among other things, the purported existence of improper tie-in and compensation arrangements they had with certain purchasers of the stock and alleged conflicts of interest relating to research published by the underwriters, all in violation of federal securities laws. The SDNY granted plaintiffs' motion to certify six "focus" cases as class actions. Cowen and Company is a named defendant in one of these "focus" cases. Cowen and Company appealed the class certification decision to the Second Circuit Court of Appeals (the "Second Circuit") and on December 4, 2006, the Second Circuit reversed the SDNY's decision and remanded the matter for reconsideration in light of the Second Circuit's opinion. Plaintiffs petitioned for rehearing and rehearing en banc by the Second Circuit. On December 14, 2006, the SDNY stayed discovery. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing en banc. Plaintiffs amended their complaints and revised their class definitions in an attempt to comply with the Second Circuit's December 4, 2006 decision. Defendants in the six focus cases, including Cowen and Company, moved to dismiss the amended complaints in each case and opposed plaintiffs' motion for class certification. On March 26, 2008, the SDNY denied defendants' motion to dismiss the amended complaints. On October 3, 2008, plaintiffs withdrew their motion for class certification without prejudice. On April 2, 2009, counsel for plaintiffs filed a Motion for Preliminary Approval of Settlement with the SDNY. On June 10, 2009, the SDNY granted plaintiffs' Motion for Preliminary Approval of Settlement and, on June 11, 2009, issued a Preliminary Order in Connection with Settlement Proceedings. On October 5, 2009, the SDNY issued a final order approving the settlement. On October 23, 2009, certain class members filed with the Second Circuit Court a petition pursuant to Federal Rule of Civil Procedure 23(f) for leave to appeal the portion of the SDNY's October 5, 2009 order certifying a settlement class. Separately, certain other class members filed appeals with the Second Circuit of the SDNY's final order approving the settlement. To the extent that Cowen Holdings incurs legal fees, costs or expenses related to this settlement, it will be indemnified by Société Générale.

Adelphia Communications Corp. Litigation

        Cowen and Company is a named defendant in several litigations relating to Adelphia Communications, a cable company that filed for bankruptcy in June 2002. The complaints generally allege that the Rigas family, who controlled Adelphia, took advantage of Adelphia's assets, including through the use of certain loans, or "co-borrowing facilities," that allowed the family to take more than $3 billion for their private use. Cowen and Company has been named as a defendant in four actions arising out of certain offerings of Adelphia securities in which Cowen and Company participated as a member of the underwriting syndicate. All four actions are pending before the SDNY. The complaints in each of these actions raise a variety of claims arising out of the sale of Adelphia securities, including claims under the federal securities laws.

        These actions are generally referred to as the "Adelphia Securities Class Action," "W.R. Huff Asset Management" (or "Huff"), "Appaloosa" and "Stocke." The SDNY granted Cowen and Company's motion to dismiss all federal securities claims brought against Cowen and Company in the Adelphia Securities Class Action. Thereafter, the financial institution defendants reached a settlement with the plaintiffs. On June 15, 2006, the SDNY preliminarily approved the settlement. A fairness hearing was held on November 10, 2006, and the settlement was approved on November 20, 2006. Cowen and Company's share of the settlement is approximately $1.7 million plus interest at 4.37% beginning December 1, 2006 (all of which is covered by the Indemnification Agreement). In November 2006, this amount was placed in an attorneys' escrow account bearing the required rate of interest. On December 8, 2006, a group of class members appealed the order approving the settlement agreement with the class plaintiffs to the Second Circuit. The SDNY also has granted in part, and denied in part, certain motions to dismiss filed by various defendants, including Cowen and Company, in Huff, Appaloosa and Stocke. On April 7, 2008, the Stocke action was dismissed by stipulation and order following a ruling by the Second Circuit that affirmed in all respects the SDNY approval of the class settlement, which ruling is now final. Accordingly, the claims made by all class members who did not opt out, including the Stocke plaintiffs, have been dismissed and released.

        In addition, in August 2005, the SDNY denied Cowen and Company's motion to dismiss based on Huff's lack of standing, and subsequently granted leave to file an interlocutory appeal to the Second Circuit of that ruling. The Second Circuit granted Cowen and Company's petition to appeal under 28 U.S.C. § 1292. In December 2008, the Second Circuit held that Huff lacks standing to pursue the claims it had asserted, and remanded the case to the SDNY. In January 2009, the SDNY issued an order dismissing the Huff case. Huff subsequently moved to vacate the dismissal order, which was denied, and for reconsideration, which also was denied. Thereafter, Huff moved to (among other things) amend the complaint in an effort to overcome the effect of the Second Circuit's ruling. On May 21, 2009, the SDNY issued an opinion and order granting plaintiff Huff leave to amend the complaint to add the actual purchasers of the securities, but in addition, granted defendants leave to serve discovery regarding the identity of those purchasers and the circumstances under which Huff was purportedly prosecuting claims on their behalf. That discovery has now been completed, and the defendants (including Cowen and Company) have moved to dismiss many of the newly named plaintiffs. Further, following Appaloosa's amendment of the complaint, Cowen and Company (and most of the other defendants) have filed answers. Certain defendants in Appaloosa have filed a motion to dismiss challenging the newly amended complaint. Discovery in Huff and Appaloosa remains stayed until the pending motions have been resolved.

        In addition to the cases in which Cowen and Company has been named as a defendant, Cowen and Company may also face potential liability pursuant to the applicable master agreements among underwriters for any judgments or settlements in other cases involving the Adelphia securities offerings in which Cowen and Company participated. To the extent that Cowen Holdings incurs additional legal fees or pays any fine or monetary sanction, it will be indemnified by Société Générale.

        Cowen and Company was also one of many defendants in two related adversary proceedings that originally were filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). These adversary proceedings were filed by the Official Committee of Unsecured Creditors (the "Creditors' Committee") and the Official Committee of Equity Security Holders (collectively, the "Committees"). Both of these cases raised a variety of common law and federal claims, which were generally similar to the claims asserted in the Adelphia cases described above. With respect to Cowen and Company and other investment banks, the complaints taken together originally set forth claims for violation of the Bank Holding Company Act, equitable disallowance or equitable subordination, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, aiding and abetting fraud, gross negligence and breach of contract, among others. Cowen and Company filed motions to dismiss the claims asserted by the Committees, which were granted in part and denied in part, by the Bankruptcy Court in two decisions issued on June 11, 2007 and August 17, 2007, respectively. Cowen and Company appealed to the SDNY those portions of the Bankruptcy Court's June 11, 2007 decision that denied Cowen and Company's motion to dismiss the claims asserted against Cowen and Company by the Creditors' Committee. On January 17, 2008, the SDNY denied Cowen and Company's appeal and affirmed, in part, the June 11, 2007 decision, with the exception of the Bank Holding Company Act claim which was dismissed against Cowen and Company and the other investment banks.

        As part of the bankruptcy plan confirmation process, claims by both Committees were assigned to a litigation trust. In October 2007, the trust filed an amended complaint in the SDNY against multiple defendants, including Cowen and Company, in which it repleaded several of its claims, including, without limitation, the following claims: aiding and abetting fraud; fraudulent concealment; fraud; equitable disallowance; equitable subordination; and violation of the Bank Holding Company Act. On January 4, 2008, Cowen and Company filed an answer to the amended complaint and a joinder to a motion filed by certain investment banks seeking a dismissal of several counts in the amended complaint. On June 17, 2008, the SDNY issued an Opinion and Order dismissing certain claims contained in the amended complaint, including, without limitation, the equitable disallowance and equitable subordination claims. On May 4, 2009, the SDNY issued an opinion that resolved the pending motions to dismiss portions of the amended complaint filed by the litigation trust. In its decision, the SDNY dismissed the fraudulent concealment claim and the fraud claim as to certain alleged misstatements. The court denied the motions to dismiss the remaining claims. The litigation trust has appealed the June 17, 2008 Opinion and Order issued by the SDNY, which appeal is currently pending before the Second Circuit. To the extent that Cowen Holdings incurs additional legal fees or pays any fine or monetary sanction, it will be indemnified by Société Générale.

In re: HealthSouth Corporation Bondholder Litigation

        Cowen and Company has been named as a defendant in a purported class action filed in the United States District Court for the Northern District of Alabama on January 8, 2004 as a result of Cowen and Company's predecessor's involvement as one of the initial purchasers in a March 1998 private placement of debt securities issued by HealthSouth Corporation, which were subsequently exchanged for materially identical registered securities. The complaint alleges that the offering materials for the private placement and the registration statement in the associated offering violated federal securities laws by failing to disclose HealthSouth's subsequently revealed accounting irregularities. On June 8, 2006, the District Court, among other things, dismissed the claims arising out of the March 1998 private placement (the only claims against Cowen and Company). On August 21, 2006, following plaintiffs' subsequent submission of amendments to the complaint, the District Court so-ordered a stipulation and order dismissing all amended counts against Cowen and Company. The dismissal is not yet a "final" judgment from which an appeal may be taken by plaintiffs. To the extent that Cowen Holdings incurs additional legal fees or pays any fine or monetary sanction, it will be indemnified by Société Générale.

Madden Litigation

        On June 28, 2006, a group of approximately 60 medical doctors filed a lawsuit against Cowen and Company in San Francisco Superior Court. Plaintiffs allege that Cowen and Company negligently rendered a fairness opinion in 1998 in connection with the acquisition of Orange Coast Managed Care Services and St. Joseph Medical Corporation by FPA Medical Management, Inc. ("FPA"). According to the complaint, plaintiffs received restricted FPA stock as consideration in the sale and, shortly after the acquisition, FPA went bankrupt, rendering the stock worthless. On August 14, 2006, Cowen and Company removed the case to the United States District Court for the Northern District of California (the "NDCA"). On August 17, 2006 Cowen and Company filed a motion to dismiss the complaint. Plaintiffs sought a remand to state court. On March 18, 2007, the Court granted Cowen and Company's motion to dismiss, with leave to replead, and denied plaintiffs' move to remand. By stipulation and order dated April 20, 2007, the Court directed entry of a final judgment dismissing the complaint with prejudice. On May 17, 2007, plaintiffs filed with the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit"), a Notice of Appeal of the District Court's dismissal. On February 11, 2009, the Ninth Circuit issued an opinion vacating the NDCA's judgment and remanding the matter back to state court. On March 4, 2009, Cowen and Company filed with the Ninth Circuit a petition for panel rehearing and suggestion for rehearing en banc. On August 7, 2009, the Ninth Circuit issued an opinion denying Cowen and Company's petition for rehearing and rehearing en banc, but also superseding the February 11, 2009 opinion and remanding the matter back to the NDCA to determine whether the case should be dismissed or remanded to state court. On January 29, 2010, plaintiffs filed with the NDCA a motion to remand the case to state court and on February 12, 2010, defendants filed an opposition to that motion and moved to dismiss the complaint. To the extent that Cowen Holdings incurs additional legal fees or pays any fine or monetary sanction, it will be indemnified by Société Générale.

WorldSpace Litigation

        Cowen and Company is named as an underwriter defendant in several putative securities class actions brought in the SDNY in 2007. In all of the cases brought to date, plaintiffs seek to recover for losses allegedly caused by misrepresentations and omissions in connection with the August 4, 2005 IPO of WorldSpace, Inc. ("WorldSpace"), a satellite-radio provider. The complaints allege that the WorldSpace prospectus referenced a subscriber count that improperly included subscribers who had stopped paying for the service and failed to disclose that WorldSpace lacked the internal systems necessary to accurately determine the number of subscribers to its service. On June 21, 2007, the SDNY issued an order consolidating the actions and appointing a lead plaintiff. The consolidated amended complaint was filed on August 9, 2007. On October 9, 2007, Cowen and Company filed a motion to dismiss the consolidated amended complaint, which was denied by the SDNY on July 21, 2008. On August 25, 2008, Cowen and Company filed an answer to the consolidated amended complaint. On October 17, 2008, WorldSpace filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware. On October 20, 2009, the SDNY continued a stay of the litigation in light of the ongoing WorldSpace bankruptcy proceedings, and the stay remains in effect.

China Sunergy Litigation

        Cowen and Company is named as one of several underwriter defendants in two cases filed in the SDNY in 2007. Plaintiffs in both cases seek to recover for losses allegedly caused by misrepresentations and omissions in the prospectus relating to the May 17, 2007 IPO of China Sunergy Co. Ltd ("China Sunergy"). Principally, the complaints allege that China Sunergy's prospectus failed to disclose that China Sunergy was having difficulty obtaining sufficient raw materials to achieve its revenue objectives, and also failed to disclose that China Sunergy would likely face a loss in the second quarter of 2007. On September 29, 2008, the SDNY appointed a lead plaintiff. On December 5, 2008, the lead plaintiff filed a consolidated amended complaint, and on January 26, 2009, defendants filed a motion to dismiss that complaint. On October 16, 2009, the plaintiffs filed a Stipulation and Agreement of Settlement with the SDNY, which is pending approval by the court.

BigBand Litigation

        Cowen and Company is one of five underwriter defendants that was named in putative securities class actions filed during 2007 in the NDCA (collectively, the "Federal Securities Actions") and the Superior Court for the State of California, County of San Francisco (the "State Securities Action") relating to the March 15, 2007 IPO of BigBand Networks, Inc ("BigBand"). The complaints in each of these actions set forth claims under the federal securities laws and alleged generally, among other things, that BigBand's registration statement and prospectus contained material misrepresentations or omissions with respect to BigBand's growth plan, projections and internal controls. Defendants removed the State Securities Action to the NDCA, pursuant to a notice of removal filed on January 2, 2008. Plaintiffs moved to remand that action back to the Superior Court for the State of California and on June 16, 2008, the NDCA granted that motion. Thereafter, all defendants moved to stay the State Securities Action pending resolution of the Federal Securities Actions, and on August 11, 2008, the Superior Court for the State of California granted defendants' motion. On October 27, 2009, plaintiffs in the State Securities Action filed a request for a voluntary dismissal of that action, which was approved by the court on the same date.

        On May 30, 2008, after the Federal Securities Actions were consolidated and a lead plaintiff was appointed, plaintiffs in the Federal Securities Actions filed a Consolidated Amended Complaint. On August 8, 2008, Cowen and Company filed a motion to dismiss the consolidated amended complaint. On April 6, 2009, prior to the motion being determined by the NDCA, plaintiffs filed with the NDCA a motion for preliminary approval of settlement. On September 18, 2009, the NDCA issued a final order approving the settlement. No settlement contribution was made by the underwriter defendants, including Cowen and Company.

        On May 7, 2009, Cowen and Company, along with several other underwriters, was named as a defendant in an amended complaint filed in connection with a previously pending derivative action against BigBand's officers and directors in the Superior Court of the State of California, County of San Mateo. The amended complaint alleged, among other things, that the underwriter defendants aided and abetted purported breaches of fiduciary duty by BigBand's officers and directors and that the underwriters breached fiduciary duties in connection with alleged insider selling and misappropriation of information. The amended complaint also contained related equitable claims for unjust enrichment, contribution and indemnification. On August 18, 2009, the court sustained BigBand's demurrer to the amended complaint and granted plaintiff leave to amend. On September 8, 2009, plaintiffs in the derivative action filed a Stipulation of Dismissal with Prejudice. The court approved the Stipulation and dismissed the case with prejudice as to the named plaintiff on September 23, 2009.

Opnext Litigation

        Cowen and Company is one of five underwriters named as defendants in two cases filed in March 2008 in the United States District Court for the District of New Jersey ("DNJ"), relating to the February 14, 2007 IPO of Opnext, Inc. ("Opnext"). Both complaints assert claims against the underwriters under federal securities laws and allege generally that the financial statements in the registration statement and prospectus contained materially false and misleading statements and omissions, which resulted in the financial statements being restated by Opnext due to an error in the valuation of inventory consigned to one of its contract manufacturers. On June 30, 2008, the DNJ appointed a lead plaintiff, and on July 30, 2008, the lead plaintiff filed a consolidated class action complaint. The underwriter defendants filed an answer and affirmative defenses to the consolidated complaint on October 21, 2008. On January 30, 2009, the DNJ entered an order referring the matter to non-binding mediation and staying any further discovery in the litigation until April 30, 2009. On October 2, 2009, plaintiffs filed a motion for preliminary approval of settlement and, on October 6, 2009, the DNJ issued an order preliminarily approving the settlement. On January 6, 2010, the DNJ held a fairness hearing and issued an order and final judgment approving the settlement. No settlement contribution was made by the underwriter defendants, including Cowen and Company.

Global Cash Litigation

        On August 18, 2008, Cowen and Company was named as a defendant, along with several other underwriters, in a consolidated complaint filed in the SDNY relating to the September 22, 2005 initial public offering and subsequent secondary offering of Global Cash Access Holdings, Inc. ("GCA") common stock. The consolidated complaint alleges generally that the registration statements and prospectuses for the GCA IPO and secondary offering were false and misleading and failed to disclose, among other things, that GCA incorrectly calculated the amount of commissions payable to GCA's customers and that GCA's financial statements understated GCA's expenses and overstated net income for 2005 and 2006. On September 18, 2008, the SDNY granted a motion made by certain defendants to transfer venue of the case to the United States District Court for the District of Nevada ("DNV"). On November 14, 2008, the underwriter defendants moved to dismiss the consolidated amended complaint. On June 23, 2009, the DNV heard oral argument on defendants' motion to dismiss the consolidated amended complaint, and on June 29, 2009, the DNV issued an order denying that motion. The defendants filed an answer to the consolidated amended complaint on July 29, 2009. Certain pretrial discovery was conducted in the matter, including the production of documents, pursuant to a scheduling order entered by the DNV. On October 23, 2009, plaintiffs filed a motion for class certification. The underwriter defendants' filed an opposition to that motion on November 20, 2009. On December 16, 2009, the parties conducted a settlement mediation of the case, and shortly thereafter, a tentative settlement of the case was negotiated, pursuant to which the claims against the underwriter defendants will be dismissed, and no settlement contribution will be made by the underwriters. On February 17, 2010, a Stipulation of Settlement was executed and submitted to the DNV for preliminary and final approval.

Lehman Brothers

        Certain of the hedge funds managed by Ramius used LBIE as one of their prime brokers and some of these funds also held assets through accounts at Lehman Brothers, Inc. ("LBI"). As a result of LBIE being placed into administration on September 15, 2008 by order of the English Court and LBI entering liquidation proceedings under the Securities Investor Protection Act of 1970, as amended, the assets, including securities and cash, held by Ramius and the hedge funds in their LBIE accounts and LBI accounts were frozen at LBIE and LBI, respectively.

        The net assets of the Ramius hedge funds held at LBIE at the time of administration, which we refer to as the total net equity claim, were approximately $232.6 million. Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has valued the total net equity claim at an 80% discount, or approximately $46.5 million, which the Company believes is a reasonable estimate of value that ultimately may be recovered with respect to the total net equity claim. Since the status and ultimate resolution of the assets under LBIE's administration proceedings is uncertain, the Company decided that only the investors who were invested at the time of the administration should participate in any profit/loss relating to the estimated recoverable Lehman claim. As such, the Company has segregated the Lehman claims for the benefit of such investors for so long as they remain in the funds. These segregated Lehman claims do not earn management fees.

        In November 2008, one of the hedge funds managed by Ramius was appointed as a member of the unsecured creditors' committee of LBIE and representatives of the Company have been attending regular meetings of the creditors' committee and assisting in working on potential solutions to provide a framework for returning assets to clients. In this connection, in the fall of 2009, LBIE proposed entering into a multilateral contract between LBIE and its clients, referred to as the Claims Resolution Agreement, or CRA, which would govern the basis on which assets can be returned by LBIE. On December 29, 2009, LBIE announced that the CRA it had proposed had become effective with respect to LBIE and the signatories to the CRA, which includes the Ramius hedge funds who had assets at LBIE. LBIE has publicly announced that it expects to begin making distributions under the CRA at the end of the first quarter of 2010, after a March 19, 2010 bar date included in the CRA has passed. However, LBIE still needs to agree with LBI on a protocol for returning assets held by LBI to LBIE clients. This protocol will likely have to address, among other things, the ability of LBIE (a) to set off distributions from LBI against debt (i.e., margin debt) owed to LBIE by the client and (b) deduct fees from the amount of any distribution to cover costs it decides to charge to trust creditors. Given the fact that (1) the bar date has just passed and we do not have information as to whether there will be competing claims to the trust assets to be returned or the size of any competing claims, (2) lack of information regarding assets/liabilities in the LBIE estate, (3) lack of agreement between clients and LBIE on the valuation of positions that will be the subject of claims against LBIE under the CRA, (4) uncertainty relating to the return of (including the timing of any return of) client assets not under LBIE's control (including those held by LBI) and (5) uncertainty relating to the timing of distributions from LBIE in respect of unsecured claims, Ramius has not, to date, made an adjustment to the value of its total net equity claim. Ramius will continue to evaluate the value of its total net equity claim as more information becomes available.

        In addition, the Company currently estimates that the combined net exposure of the hedge funds to LBI amounts to approximately $21.5 million in cash and securities. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation ("SIPC") liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the "SIPA Trustee") as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on recent court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, the court filings also indicate that Barclays plc has submitted a substantial claim against LBI relating to the asset purchase agreement entered into by Barclays with LBIE near the time of the SIPC liquidation proceeding that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of our customer claims, Ramius estimated its recovery with respect to our LBI exposure at 47%, which represents the present value of the mid point between what it believes are reasonable estimates of the low side and high side potential recovery rates with respect to its LBI exposure. The estimated recoverable amount by the Ramius hedge funds may differ from the actual recoverable amount of the pending LBI claim, and the differences may be material.

        As a result of Ramius being an investor in Enterprise and due to Ramius's additional direct exposure to LBIE, Ramius had a total exposure to LBIE of $13.0 million and a total exposure to LBI of $2.7 million, as of December 31, 2009. At December 31, 2009, the value of Ramius's exposure to LBIE and LBI after the mark downs discussed above, was $3.9 million.

Regulatory Inquiries and Investigations

        In addition to the civil litigation matters described above, we are also involved in a number of regulatory inquiries and investigations, which are not covered by the Indemnification Agreement. The most significant regulatory matters are as follows:

  •
  Cowen and Company has provided various data and information to the NASD (now known as FINRA) in response to its request for information as part of an industry-wide "sweep" relating to gifts, gratuities and entertainment policies, practices and procedures. On July 31, 2008, Cowen and Company received a Cautionary Action letter from FINRA indicating that it found certain deficiencies during its review but did not intend to take any disciplinary action against Cowen and Company. In addition, Cowen and Company has also received a subpoena for documents and information from the SEC, and additional requests for information from FINRA, seeking information concerning, among other things, gifts, gratuities and entertainment and the use of one of Cowen and Company's error accounts primarily involving an unaffiliated mutual fund company. In the fourth quarter of 2007, FINRA requested additional documentation, including emails, from Cowen and Company, took sworn testimony from certain of Cowen and Company's current and former employees, and engaged Cowen and Company in discussions regarding the scope and conduct of the investigation relating to the use of error accounts. FINRA's review of the error accounts is continuing and we are cooperating fully with the ongoing investigation.

  •
  On May 29, 2009, the Division of Enforcement of the NYSE sent a letter to Cowen and Company stating that it was commencing an investigation into certain alleged violations of NYSE order handling rules identified during an examination of Cowen and Company by the SEC's Office of Compliance Inspections and Examinations. Cowen and Company is cooperating fully with the investigation.

  •
  On June 9, 2009, the Office of the United States Trustee for the District of Delaware sent a letter to Cowen and Company requesting informal discovery relating to Cowen and Company's retention as financial advisor to a debtor corporation involved in a Chapter 11 bankruptcy proceeding pending before the United States Bankruptcy Court for the District of Delaware. Cowen and Company has fully responded to the requests from the U.S. Trustee and has not received any further inquiries.

  •
  On July 13, 2009, FINRA sent written notification to Ramius that it intends to recommend an enforcement action against Ramius's broker-dealer subsidiary, referred to as Ramius Securities, pertaining to finder's fees which were paid by another party in connection with certain transactions executed by Ramius Securities' former securities lending business in 2003 and 2004, in violation of marketplace rules. In February 2010, Ramius entered into a settlement with FINRA in which Ramius did not admit or deny the allegations and agreed to pay a fine.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

        Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." On November 2, 2009, following the consummation of the Transactions, through November 30, 2009, our Class A common stock was listed and traded on the NASDAQ Global Market under the symbol "COWND." As of March 23, 2010, there were approximately 24 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

        Prior to November 2, 2009, the common stock of Cowen Holdings had traded under the symbol "COWN" since Cowen Holdings's IPO in July 2006. Prior to November 2, 2009, our common stock was held by RCG and Cowen Holdings as restricted shares and was not publicly tradable. For the period from November 2, 2009 through December 31, 2009, the high trading price for the Company's Class A common stock was $9.00, and the low was $4.94.

Dividend Policy

        We have never declared or paid any cash dividends on Class A common stock or any other class of stock. Any payment of cash dividends on stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors. Our ability to pay cash dividends is restricted under the terms of the HVB Credit Facility. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        On November 2, 2009, in connection with the Transactions, RCG received 37,536,826 unregistered shares of the Company's Class A common stock in exchange for substantially all of the assets and liabilities of Ramius, and HVB received 2,713,882 unregistered shares of the Company's Class A common stock, as partial consideration, in connection with the purchase of the 50% interest in Ramius Alternative Solutions LLC, Ramius's fund of funds business ("Ramius Alternative Solutions"), not already owned by Ramius. Each transaction was exempt from registration as a private placement pursuant to Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The selected consolidated statements of financial condition data and consolidated statements of operations data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements. Our selected consolidated financial data are only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data includes the results of Cowen Holdings as of December 31, 2009, and for the period from November 2, 2009 through December 31, 2009.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$10,557	$—	$—	$—	$—
Brokerage	17,812	—	—	—	—
Management fees	41,694	70,818	73,950	65,635	65,592
Incentive income	1,911	—	60,491	81,319	24,771
Interest and dividends	477	1,993	16,356	17,189	9,217
Reimbursement from affiliates	10,326	16,330	7,086	4,070	—
Other Revenues	4,732	6,853	5,086	8,038	8,201
Consolidated Funds and certain real estate entities revenues	36,392	31,739	25,253	35,897	15,325

Total revenues	123,901	127,733	188,222	212,148	123,106
Expenses
Employee compensation and benefits	96,592	84,769	123,511	112,433	76,971
Non-compensation expense (excluding goodwill impairment)	69,818	54,856	79,020	54,277	43,764
Goodwill impairment	—	10,200	—	—	—
Consolidated Funds and certain real estate entities expenses	23,581	34,268	21,014	39,300	27,091

Total expenses	189,991	184,093	223,545	206,010	147,826
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	(2,154)	(2,006)	94,078	54,765	55,129
Consolidated Funds and certain real estate entities net gains (losses)	20,999	(198,485)	84,846	78,656	72,890

Total other income (loss)	18,845	(200,491)	178,924	133,421	128,019
Income (loss) before income taxes	(47,245)	(256,851)	143,601	139,559	103,299
Income tax provision (benefit)	(8,206)	(1,301)	1,397	4,814	1,304

Net income (loss)	(39,039)	(255,550)	142,204	134,745	101,995
Net Income (loss) attributable to non-controlling interests	16,248	(113,786)	66,343	74,189	53,439
Special allocation to the Managing Member	—	—	26,551	21,195	15,961

Net income (loss)	$(55,287)	$(141,764)	$49,310	$39,361	$32,595

	As of December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Consolidated Statements of Financial Condition Data:
Total assets	$959,441	$797,831	$2,113,532	$2,468,195	$1,833,789
Total liabilities	255,091	182,003	1,430,029	1,657,992	1,095,805
Redeemable non-controlling interests	230,825	284,936	203,523	514,761	482,801

Total Stockholders' Equity	$473,525	$330,892	$479,980	$295,442	$255,183

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management's expectations. See "Special Note Regarding Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K.

Business Overview

        Prior to the consummation of the Transactions, the Company conducted its operations through one reportable segment, the alternative investment management segment, which provides management services to its hedge funds, fund of funds, real estate and other investment platforms. Following the combination of Ramius and Cowen Holdings, the Company conducts its operations through two segments: an alternative investment management segment and a broker-dealer segment. The Company's alternative investment management business is conducted primarily through Ramius, our wholly-owned subsidiary (the business of which was operated by RCG, the Company's accounting predecessor, prior to the consummation of the Transactions). The Company's broker-dealer business is conducted primarily through Cowen and Company.

        Our alternative investment management business had approximately $7.8 billion of assets under management as of January 1, 2010. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products and services include hedge funds, fund of funds, real estate, health care royalty funds and cash management services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

        Our hedge fund and fund of funds platforms have historically sought to deliver consistent, risk-adjusted returns throughout a market cycle (which we generally view as approximately three to five years). In these platforms, we seek positive performance with minimal correlation to directional market indices. Risk-adjusted returns refer to positive returns with lower volatility as compared to traditional asset classes such as equities.

        In February 2010, we announced plans to integrate senior management and certain aspects of the infrastructure of our hedge fund and fund of funds businesses to improve institutional efficiency and service. We also expanded our multi-manager platform in December 2009, with the addition of three professionals focused primarily on managed futures and global macro.

        We conduct our broker-dealer businesses through Cowen and Company, our wholly-owned broker-dealer subsidiary. Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace & defense, financial institutions, REITs and alternative energy sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade equity and equity-linked securities, principally in our target sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small to mid-capitalization public companies as well as private companies.

        In the fourth quarter of 2009, our broker-dealer related businesses broadened their scope through the formation of a REIT research team, the launch of a financial institutions investment banking group and a new presence in structured and other debt financings for the health care sector.

        Success in our business is highly dependent on human capital; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to provide the highest quality of service and guidance to our clients.

Factors Impacting Our Business

        Our alternative investment management business and results of operations are impacted by the following factors:

  •
  Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, its future performance will depend on, among other things, its ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees.

  •
  Investment performance.  Our revenues from incentive income are linked to the performance of the funds and accounts that we manage. Performance also affects assets under management because it influences investors' decisions to invest assets in, or withdraw assets from, the funds and accounts managed by us.

  •
  Fee and allocation rates.  Our management fee revenues are linked to the management fee rates we charge as a percentage of assets under management. Our incentive income revenues are linked to the incentive allocation rates we charge as a percentage of performance driven asset growth. Our incentive allocations are subject to "high-water marks," whereby incentive income is generally earned by us only to the extent that the net asset value of a fund at the end of a measurement period exceeds the highest net asset value as of the end of the preceding measurement period for which we earned incentive income. Our incentive allocations are also subject, in some cases, to performance hurdles.

  •
  Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of December 31, 2009, we had an investment of approximately $280.4 million in Enterprise (approximately $35 million of which was redeemed on January 1, 2010), an entity which invests its capital in Enterprise Fund. Most of our return on the Company's invested capital is derived from its investment in the Enterprise Fund, with such income directly dependent on the performance of the Enterprise Fund. The Enterprise Fund is a multi-strategy fund that invests in all of our alternative investment strategies, with additional exposure to certain less liquid investments including real estate, private equity, private debt, and energy investments. Pursuant to its authority as the investment manager of the Enterprise Fund and in accordance with the terms of the Enterprise offering documents, Ramius Advisors, LLC, a subsidiary of Ramius, is segregating certain illiquid and other assets of the Enterprise Fund, representing approximately 54% of the assets of the fund, in a "side-pocket" effective as of December 1, 2009. Investors in the Enterprise Fund, including the Company, may not withdraw any portion of their investment that has been allocated to the side-pocket, but as such assets are sold or income is received, the proceeds will be credited back to the investors' accounts in the Enterprise Fund.

        Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation, interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, or a combination of these or other factors. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:

  •
  Our alternative investment management business was affected by the conditions impacting the global financial markets and the hedge fund industry during 2008, which was characterized by substantial declines in investment performance and unanticipated levels of requested redemptions. Investors sought liquidity wherever it could be obtained, often due to liquidity constraints within their own organizations. As was generally the case on an industry-wide basis, during 2008 our funds experienced negative investment performance and increased redemptions. After a very challenging period during the first quarter of 2009, market conditions subsequently stabilized and then began to improve. While there have been net redemptions in the industry for much of the year, investors' need for capital has become less acute. The variability of redemptions affects our alternative investment management business, and it is always possible that we could intermittently experience redemptions above historical levels, regardless of fund performance. These conditions will continue to affect our alternative investment management business, and as other alternative investment managers continue to restrict fund investor liquidity, it is possible that we could continue to experience elevated redemptions relative to historic levels, regardless of fund performance.

  •
  Our broker-dealer business has been and may continue to be adversely affected by market conditions. For most of 2009 and all of 2008, U.S. and global markets, as well as general economic conditions, have been challenging. The Company's investment banking target sectors have been particularly disrupted. The historic decline in market conditions and investor sentiment continue to negatively impact the financial services industry and the securities markets generally, in the form of fewer and smaller investment banking, strategic advisory and equity capital-raising transactions. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our brokerage business. Commission rates, market volatility, investment fund flows between equity and debt securities and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period.

  •
  Our broker-dealer business focuses primarily on small to mid-capitalization and private companies in specific industry sectors. These sectors may experience growth or downturns independent of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. Therefore, our broker-dealer business could be affected differently than overall market trends.

        Our businesses, by their nature, do not produce predictable earnings. Our results in any period can be materially affected by conditions in global financial markets and economic conditions generally. We are also subject to various legal and regulatory actions that impact our business and financial results.

Recently Completed Transactions

        On November 2, 2009, the Transactions were consummated including (1) the merger of Lexington Merger Corp. with and into Cowen Holdings, pursuant to which each outstanding share of common stock of Cowen Holdings was converted into one share of Class A common stock of the Company and (2) the transfer by RCG of substantially all of its assets and liabilities to Ramius in exchange for the issuance by the Company to RCG of 37,536,826 shares of Class A common stock of the Company. Following the consummation of the Transactions, Cowen Group is the parent company of both Ramius and Cowen Holdings. RCG held approximately 66.56% of the Company's Class A common stock as of November 2, 2009. RCG's managing member is controlled by certain members of the Company's senior management team. Prior to the consummation of the Transactions, the Company did not conduct any material activities other than those incidental to its formation and the matters contemplated by the Transaction Agreement. Concurrently with the completion of the transactions described above, HVB received 2,713,882 shares of Class A common stock of the Company and approximately $10.4 million in cash in exchange for transferring to Cowen Holdings the 50% interest in Ramius Alternative Solutions.

        In December 2009, the Company completed a public offering of 17,292,698 shares of Class A common stock, resulting in approximately $82 million of additional equity. An additional 284,655 shares were sold in connection with this offering. These shares were held by RCG and attributable to certain of its non-affiliate members who withdrew one-third of their capital in RCG as of December 31, 2009. RCG distributed the net proceeds from the sale of these shares to those members to satisfy such withdrawals. Following the offering RCG held 37,252,171 shares of the Company's Class A common stock.

Basis of presentation

        The assets and liabilities of Cowen Holdings were recorded at their respective fair values, as of November 2, 2009, and added to those of Ramius. The financial statements of the Company that include periods after November 2, 2009 reflect such fair values and were not restated retroactively to reflect the historical financial position or results of operations of Cowen Holdings. Stockholders' equity has been retroactively restated to include the 37,536,826 shares of Class A common stock issued to RCG at the consummation of the Transactions, as the issued capital for all periods prior to the Transactions.

        The consolidated financial statements of the Company appearing elsewhere in this Form 10-K include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.

        The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to generally accepted accounting principles as described below (the "Consolidated Funds"). Consequently, the Company's consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as non-controlling interests in consolidated subsidiaries in the consolidated financial statements appearing elsewhere in this Form 10-K. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.

        The business combination between Ramius and Cowen Holdings was accounted for as an "acquisition" by Ramius of Cowen Holdings, as that term is used under accounting principles generally accepted in the United States of America ("GAAP") for accounting and financial reporting purposes. As a result, the historical financial statements of Ramius (the business of which was operated by RCG, the Company's accounting predecessor, prior to the consummation of the Transactions) have become the historical financial statements of the Company. As a result, the Company's 2009 results reflect twelve months of legacy Ramius results and two months of legacy Cowen results. Similarly, fourth quarter 2009 GAAP results include three months of legacy Ramius results and two months of legacy Cowen results.

Revenue recognition

        The Company's principal sources of revenue are derived from two segments: an alternative investment management segment and a broker-dealer segment as more fully described below.

        Our alternative investment management segment generates revenue through three principal sources: management fees, incentive income and investment income from our own capital.

        Our broker-dealer segment generates revenue through two principal sources: investment banking and brokerage.

Management fees

        The Company earns management fees from affiliated funds and certain managed accounts that it serves as the investment manager based on assets under management. The actual management fees received vary depending on distribution fees or fee splits paid to third parties either in connection with raising the assets or structuring the investment.

        Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. While some investors may have separately negotiated fees pursuant to side letter arrangements, in general the management fees are as follows:

  •
  Hedge Funds—Management fees for the Company's hedge funds are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income.

  •
  Fund of Funds—Management fees for the fund of funds business are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income or based on assets under management at the beginning of the month. Management fees earned from the fund of funds are based and initially calculated on estimated net asset values and actual fees ultimately earned could be impacted to the extent of any changes in these estimates.

  •
  Real Estate Funds—Management fees from the Company's real estate funds are generally charged by their general partners at an annual rate between 1% and 1.5% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the Company's real estate funds are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under other income instead of management fees.

  •
  CHRP Funds—During the investment period (as defined in the management agreement of the CHRP Funds), management fees for the CHRP Funds are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of assets under management. Management fees for the CHRP funds are calculated on a quarterly basis.

  •
  Other—The Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of 0.08% to 0.20% of assets, based on the average daily balances of the assets under management.

Incentive income

        The Company earns incentive income based on net profits (as defined in the respective investment management agreements) of the Company's Funds and certain managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. Incentive income earned is typically between 10% and 20% for hedge funds and 10% for fund of funds of the net profits earned for the full year that are attributable to each fee-paying investor. Incentive income on real estate investments is earned in the year of a sale or realization of a private investment. Incentive income in the CHRP Funds is earned only after investors receive a full return of their capital plus a preferred return.

        In periods following a period of a net loss attributable to an investor, the Company does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a "high-water mark." The Company has elected to record incentive income revenue in accordance with "Method 2" of the

Financial Accounting Standards Board ("FASB") accounting standards. Under Method 2, the incentive income from Consolidated Funds and managed accounts for any period is based upon the net profits of those Consolidated Funds and managed accounts at the reporting date. Any incentive income recognized in a quarter's consolidated statement of operations may be subject to reversal in a subsequent quarter as a result of subsequent negative investment performance prior to the conclusion of the fiscal year, when all contingencies have been resolved. As a result of negative investment performance in 2008, and in the case of certain real estate funds, in 2009, the Company entered 2010 with high-water marks in many funds that the Company manages. These high-water marks require the funds to recover cumulative losses before the Company can begin to earn incentive income in 2010 and beyond until the high-water marks are reached with respect to the capital accounts of the funds' investors who suffered losses in 2008, and in the case of certain real estate funds, in 2009.

Investment Banking

        The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, financial institutions, REITs and alternative energy.

  •
  Underwriting fees  The Company earns underwriting revenues in securities offerings in which the Company acts as an underwriter, such as initial public offerings, follow-on equity offerings and convertible security offerings. Underwriting revenues include management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting process have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of shares from the issuer; and (iii) the Company has been informed of the number of shares that it has been allotted.

    When the Company is not the lead manager for a registered equity underwriting transaction, management must estimate the Company's share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

  •
  Strategic/financial advisory fees  The Company's strategic advisory revenues include success fees earned in connection with advising companies, both buyers and sellers, principally in mergers and acquisitions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  •
  Private placement fees  The Company earns agency placement fees in non-underwritten transactions such as private placements, private investment in public equity transactions ("PIPEs") and registered direct transactions ("RDs"). The Company records private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

Brokerage

        Brokerage revenue consists of commissions, principal transactions and equity research fees.

  •
  Commissions  Commission revenue includes fees from executing client transactions in listed securities. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis.

  •
  Principal Transactions  Principal transaction revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity securities, listed options trading, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

  •
  Equity Research Fees  Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured.

Interest and dividends

        Interest and dividends are earned by the Company from various sources. The Company receives interest and dividends primarily from its Consolidated Funds and its brokerage balances from invested capital. Interest is recognized on an accrual basis and interest income is recognized on the debt of those issuers who are currently paying. Interest income and expense includes premiums and discounts amortized and accreted on debt investments based on criteria determined by the Company using the effective yield method, which assumes the reinvestment of all interest payments. Dividends are recognized on the ex-dividend date.

Reimbursement from affiliates

        The Company allocates, at its discretion, certain expenses incurred on behalf of its hedge fund, fund of funds and real estate businesses. These expenses relate to the administration of such subsidiaries and assets that the Company manages for its funds. In addition, pursuant to the funds' offering documents, the Company charges certain allowable expenses to the funds, including charges and personnel costs for legal, compliance, accounting, tax compliance, marketing, risk and technology expenses that directly relate to administering the assets of the funds. Such expenses that have been reimbursed at their actual costs are included in the consolidated statements of operations as employee compensation and benefits, professional, advisory and other fees, communications, occupancy and equipment, client services and business development and other.

Other revenues

        The Company receives other revenues which are unrelated to its principal sources of revenue and which may vary from year to year. Historical sources of such other revenues primarily include certain placement fee income and rebate income earned from stock lending activities of the Company.

Expenses

        The Company's expenses consist of compensation and benefits, interest expense and general, administrative and other expenses.

  •
  Compensation and Benefits.  Compensation and benefits is comprised of salaries, benefits, discretionary cash bonuses and equity-based compensation. Annual incentive compensation is variable, and the amount paid is generally based on a combination of employees' performance, their contribution to their business segment, and the Company's net income. Generally, compensation and benefits comprise a significant portion of total expenses, with annual incentive compensation comprising a significant portion of total compensation and benefits expenses.

  •
  Interest and Dividends.  Amounts included within interest and dividend expense primarily relates to interest paid on the Company's revolving line of credit.

  •
  General, Administrative and Other.  General, administrative and other expenses are primarily related to professional services, occupancy and equipment, business development expenses, communications, insurance and other miscellaneous expenses. These expenses may also include certain one-time charges and non-cash expenses.

  •
  Consolidated Funds and Certain Real Estate Entities Expenses.  Certain funds and real estate entities are consolidated by the Company pursuant to GAAP. As such, the Company's consolidated financial statements reflect the expenses of these consolidated entities and the portion attributable to other investors is allocated to a non-controlling interest.

  Income Taxes

        Historically, Ramius, the accounting predecessor of the Company, operated as a limited liability company that was treated as a partnership and was not subject to U.S. federal or state income taxes. However, as a partnership, Ramius was subject to New York City unincorporated business tax ("NYC UBT"), on its business and investment activities conducted in New York City. Going forward, the Company will be subject to U.S. federal, state and city taxation as a corporation.

        The Company is also subject to foreign taxation on income it generates in certain countries. In the third quarter of 2009, one of the Consolidated Funds had an investment in reinsurance companies that generated a significant tax benefit, which is explained in more detail in Note 16 to the Company's audited consolidated financial statements.

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of December 31, 2009, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

        As of December 31, 2009, the Company recorded tax receivables resulting from refund claims stemming from the carry back of net operating losses to the Company's 2006 and 2008 tax returns.

  Non-controlling Interests

        Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

  Special Allocation to the Redeemable Managing Member

        In accordance with Ramius's operating agreement in effect prior to the consummation of the Transactions, Ramius's managing member was historically entitled to receive a special allocation equal to 35% of Ramius's net profits. Following the closing of the Transactions as of November 2, 2009, Ramius no longer allocates a portion of its profits to its managing member, and the principals of the managing member, in their capacities as officers of the Company, instead receive compensation in the form of salaries and discretionary bonuses.

Assets Under Management and Fund Performance

  Assets Under Management

        As of January 1, 2010, the Company had assets under management of $7,848 million, a 20% decline as compared to assets under management of $9,765 million as of December 31, 2008. The $1,917 million decline in assets under management during this period resulted from $2,246 million in net redemptions (including redemptions effective on January 1, 2010), partially offset by a $329 million performance-related increase in assets.

        The following table is a breakout of total assets under management by platform as of January 1, 2010.

Platform	Total Assets under Management		Primary Strategies
	(dollars in millions)
Hedge Funds	$1,608	(1)	Multi-Strategy
			Single Strategy
Fund of Funds	1,821		Multi-Strategy
			Single Strategy
			Customized Solutions
			Hedging Strategies
	555		Advisory
Real Estate(2)	1,628	(3)	Debt
			Equity
Cowen Healthcare Royalty Partners(4)	807	(3)	Royalty Interests
Other(5)	1,429		Cash Management
			Mortgage Advisory

Total	$7,848

(1)
This amount includes the Company's invested capital of approximately $245 million as of January 1, 2010.

(2)
The Company owns between 30% and 55% of the general partners of the real estate business. We do not possess unilateral control over any of these general partners.

(3)
This amount reflects committed capital.

(4)
The Company shares the management fees from the CHRP Funds equally with the founders of the CHRP Funds. In addition, the Company receives a share of the carried interests of the general partners of the CHRP Funds of between 33.3% and 40.2%.

(5)
The Company's cash management services business provides clients with investment guidelines for managing cash and establishes investment programs for managing their cash in separately managed accounts. The Company also provides mortgage advisory services where the Company manages collateralized debt obligations ("CDOs") held by investors and liquidates CDOs that were historically managed by others.

        The following table presents total assets under management by year:

	Year ended December 31,
						January 1, 2010
	2006	2007	2008	2009
	(dollars in thousands)
Beginning Assets under Management	$8,810,398	$9,592,135	$12,900,355	$9,765,230		$8,313,638
Net Subscriptions (Redemptions)	46,484	2,601,939	(1,066,714)	(1,780,117)	(2)	(465,926)
Net Performance(1)	735,253	706,281	(2,068,411)	328,525		—

Ending Assets under Management	$9,592,135	$12,900,355	$9,765,230	$8,313,638		$7,847,712

(1)
Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(2)
Net redemptions for 2009 include $807 million of capital commitments to the CHRP Funds that were part of Cowen Holdings prior to the Transactions.

  Fund Performance

        As 2009 began, market conditions remained unstable and investor liquidity issues had yet to be resolved. After the first quarter of 2009, market conditions began to stabilize. Performance in the Company's more liquid strategies improved as conditions began to recover across a number of markets and strategies in which the firm engages. The actions of the U.S. Treasury and the Federal Reserve Board to infuse markets with liquidity has led to significant tightening in credit spreads and improved performance in the equity markets. The Company continues to experience challenges in the less liquid portions, particularly real estate invetments, of its portfolio which have continued to be a drag on performance through the end of the year. A portion of this performance is related to mark-to-market valuations as opposed to permanent impairment.

        The table below sets forth performance information as of December 31, 2009, for the Company's funds with assets greater than $200 million as well as information with respect to the firm's largest single-strategy hedge fund. For more information please see the Company's press release announcing its financial results for the full-year and quarter ended December 31, 2009, a copy of which was furnished with the Form 8-K filed by the Company on March 2, 2010. The performance reflected below is representative of the net return of the most recently issued full fee paying class of fund interests offered for the respective fund. The net returns are net of all management and incentive fees, and are calculated monthly based on the change in an investor's current month ending equity as a percentage of their prior month's ending equity, adjusted for the current month's subscriptions and redemptions. Such returns are compounded monthly in calculating the final net year to date return. Performance information for the CHRP funds are not presented due to existing confidentiality provisions.

        The following table presents fund performance by year:

			Performance for Year Ended December 31,
Platform	Strategy	Largest Fund(1)	2009		2008		2007
Hedge Funds	Multi-Strategy	Ramius Multi-Strategy Fund Ltd	8.50%		(22.64	)%(2)	6.05%
		(Inception Jan. 1, 1996)
		Ramius Enterprise LP	4.92%		(25.38	)%(2)	24.91	%(3)
		(Inception Jan. 1, 2008)
	Single Strategy	Ramius Value and Opportunity	16.88%		(20.81)%		6.34%
		Overseas Fund Ltd.
		(Inception Mar. 1, 2006)
Fund of Funds	Managed Accounts	Activist Portfolio with Hedging Overlay	12.03%		(8.90)%		2.47%
		(Inception Sept. 1, 2007)
		Low Volatility Multi-Strategy Fund	7.91%		(18.17)%		9.41%
		(Inception Aug. 1, 2005)
Real Estate	Debt	RCG Longview Debt Fund IV, L.P.	(19.46	)%(4)	(8.57)%		8.34%
		(Inception Nov. 12, 2007)
	Equity	RCG Longview Equity Fund, L.P.	(0.87	)%(4)	(14.85)%		(3.64)%
		(Inception Nov. 22, 2006)
Other	Cash Management		(0.28)%		3.67%		5.24%

(1)
Funds with assets under management greater than $200 million (excluding CHRP) and the Company's largest single-strategy fund. The inception date for a fund represents the initial date that the fund accepted capital from third party investors. As of January 1, 2010, the net assets of the funds presented above were $3.68 billion, or 46.9% of the total assets under management as of January 1, 2010 of $7.85 billion. These funds represent funds with net assets greater than $200 million (excluding CHRP) and the Company's largest single-strategy hedge fund. Excluded from the table above are funds with $4.17 billion, or 53.1% of total assets under management as of January 1, 2010. These include a total of 64 smaller individual funds and managed accounts, and the Cowen Healthcare Royalty Partners fund.

(2)
Performance does not reflect any decrease in valuation for LBIE assets which have been segregated.

(3)
Reflects returns on the Company's own invested capital prior to the creation of the Enterprise Fund with the application to such performance of (i) an annual management fee of 2% on average invested assets; (ii) an annual performance fee of 20% on net income; and (iii) annual estimated expenses of 0.26% on average invested assets.

(4)
Returns for each year represent net internal rates of return to limited partners after management fees and incentive allocations, if any, and are computed on a year-to-year basis consistent with industry standards. Incentive allocations are computed based on a hypothetical liquidation of net assets of each fund as of the balance sheet date. Returns are calculated for the investors as a whole. The computation of such returns for an individual investor may vary from these returns based on different management fee and incentive arrangements and the timing of capital transactions. The hypothetical liquidation value may not reflect the ultimate value that may be realized from the real estate investments, particularly given the relatively long period of time that the real estate investments may be held under the terms of the real estate fund documents.

        The hedge funds and fund of funds listed above have perpetual high-water marks. These high-water marks require the funds to recover cumulative losses before the Company can begin to earn incentive income in 2010 and beyond on the assets that suffered losses in 2008. In order for the Company to earn an incentive fee from an investor who had participated fully in the 2008 loss and the 2009 gain, for each of the following hedge funds: Ramius Multi-Strategy Fund Ltd, Ramius Enterprise LP and the Ramius Value and Opportunity Overseas Fund Ltd, the funds would have to increase their respective net asset values by 25.84%, 31.57% and 8.00%, respectively, net of management fees. In order for the Company to earn an incentive fee from an investor who had participated fully in the 2008 loss and the 2009 gain for the Low Volatility Multi-Strategy Fund, the fund would have to increase its respective net asset value by 13.25%, net of management fees. Since December 2009, the Activist Portfolio with Hedging Overlay portfolio has achieved returns in excess of its high-water mark threshold for an investor who had participated fully in the 2008 loss and the 2009 gain.

Results of Operations

        In the discussion and analysis that follows, certain line items are not comparable from period to period as a result of the consolidation and deconsolidation of numerous funds. In addition to the Transactions, one of the most significant changes over the past three years was as a result of Ramius conducting investment activity for its own capital through the Enterprise Fund rather than directly. Ramius owned 100% of the Enterprise Fund since the fund's formation in 2007 until the fund was opened to outside investors in early 2008. As a result of these changes, different accounting treatment was applied to Ramius's investments in each of these periods.

  2007

        Beginning October 1, 2007 Ramius transferred the vast majority of its direct investments to the Enterprise Fund which at that time was a wholly-owned investment company. As a wholly owned entity, the financial performance of the entire Enterprise Fund was consolidated on a line by line basis in Ramius's financial statements. In addition, twenty-three other Company's funds were deconsolidated from Ramius's financial statements.

  2008

        On January 1, 2008 Ramius contributed substantially all of its remaining directly-owned investments into the Enterprise Fund and opened the fund to outside investors. As part of accepting outside capital Ramius established a master feeder structure for the Enterprise Fund with all of its capital invested through the domestic feeder. As a result:

  •
  the offshore feeder fund, which consists entirely of outside capital, was not consolidated resulting in management fees, incentive income and reimbursements to the extent expenses are allocated to the offshore feeder fund being presented on the respective lines in Ramius's statement of operations; and

  •
  the domestic feeder fund was consolidated, resulting in the financial results of such fund being presented in the captions Consolidated funds and certain real estate investments and the allocation of the portion of such results attributable to outside investors presented under Net income (loss) attributable to non-controlling interests. In the Statement of Financial Condition, Ramius records the fair value of its investment in the Enterprise Fund indirectly through the domestic feeder fund.

        To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income of our alternative investment management and broker-dealer segments follows the discussion of our total consolidated GAAP results. Economic Income reflects, on a consistent basis for all periods presented in the Company's financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income excludes certain adjustments required under GAAP. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company—Segment Analysis and Economic Income," and Note 21 to the Company's audited consolidated financial statements, appearing elsewhere in this Form 10-K, for a reconciliation of Economic Income to total Company net income (loss).

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

        The Company's 2009 results reflect twelve months of legacy Ramius results and two months of legacy Cowen Holdings results. The Company's 2008 results reflect twelve months of legacy Ramius results only.

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008
Consolidated Statements of Operations

	Year ended December 31,		Period to Period
	2009	2008	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$10,557	$—	$10,557	NM
Brokerage	17,812	—	17,812	NM
Management fees	41,694	70,818	(29,124)	(41.1)%
Incentive income	1,911	—	1,911	NM
Interest and dividends	477	1,993	(1,516)	(76.1)%
Reimbursement from affiliates	10,326	16,330	(6,004)	(36.8)%
Other Revenue	4,732	6,853	(2,121)	(30.9)%
Consolidated Funds revenues	36,392	31,739	4,653	14.7%

Total revenues	123,901	127,733	(3,832)	(3.0)%
Expenses
Employee compensation and benefits	96,592	84,769	11,823	13.9%
Interest and dividends	1,601	1,820	(219)	(12.0)%
General, administrative and other expenses	68,217	53,036	15,181	28.6%
Goodwill impairment	—	10,200	(10,200)	(100.0)%
Consolidated Funds expenses	23,581	34,268	(10,687)	(31.2)%

Total expenses	189,991	184,093	5,898	3.2%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	(2,154)	(2,006)	(148)	7.4%
Consolidated Funds net gains (losses)	20,999	(198,485)	219,484	(110.6)%

Total other income (loss)	18,845	(200,491)	219,336	(109.4)%

Income (loss) before income taxes	(47,245)	(256,851)	209,606	(81.6)%

Income taxes	(8,206)	(1,301)	(6,905)	530.7%

Net income (loss)	(39,039)	(255,550)	216,511	(84.7)%
Less: Income (loss) attributable to non-controlling interests	16,248	(113,786)	130,034	(114.3)%

Net income (loss) attributable to Cowen Group, Inc. stockholders	$(55,287)	$(141,764)	$86,477	(61.0)%

Revenues

Investment Banking

        Investment banking revenues were $10.6 million for the year ended December 31, 2009, representing the investment banking activity of Cowen Holdings for the period from November 2, 2009 through December 31, 2009. There were no investment banking revenues in 2008 as the historic results of operations only reflect the legacy Ramius business.

Brokerage

        Brokerage revenues were $17.8 million for the year ended December 31, 2009, representing the brokerage activity of Cowen Holdings for the period from November 2, 2009 through December 31, 2009. There were no brokerage revenues in 2008 as the historic results of operations only reflect the legacy Ramius business.

Management Fees

        Management fees decreased $29.1 million, or 41%, to $41.7 million for the year ended December 31, 2009 compared with $70.8 million in 2008. The decrease was primarily due to the lower level of assets under management in 2009 relative to the prior year.

Incentive Income.

        Incentive income was $1.9 million for the year ended December 31, 2009, compared to no incentive income for 2008. In addition, due to losses in 2008, many of our funds now have high-water marks such that Ramius will not earn incentive income with respect to the assets of the fund investors who suffered such losses in 2008 until these investors recover their losses. Incentive income earned in 2009 relates primarily to fees earned on one of our fund of funds products that went over its high water mark in December 2009.

Interest and Dividends

        Interest and dividends decreased $1.5 million, or 76%, to $0.5 million for the year ended December 31, 2009, compared with $2.0 million in 2008. The decrease was primarily attributable to a combination of lower average interest rates and lower average interest bearing assets in 2009 compared with 2008.

Reimbursements from Affiliates

        Ramius's reimbursements from affiliates decreased $6.0 million, or 37%, to $10.3 million for the year ended December 31, 2009 compared with $16.3 million for 2008. The decrease was attributable to lower assets under management in 2009 as the Company generally limits such allocations based on a percentage of assets under management.

Other Revenue

        Other revenue decreased $2.2 million, or 31%, to $4.7 million for the year ended December 31, 2009 compared with $6.9 million in 2008. The decrease was primarily due to the elimination of stock loan fee income as the Company exited that business in the fourth quarter of 2008, and the reduction of placement fee income. The Company exited the placement agent business in the third quarter of 2009.

Consolidated Funds Revenues

        Consolidated Funds revenues increased $4.7 million, or 14.7%, to $36.4 million for the year ended December 31, 2009 compared with $31.7 million in 2008. The increase was primarily attributable to an increase in the interest and dividends earned by the Enterprise Fund due to a larger concentration in fixed income securities.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses increased $11.8 million, or 14%, to $96.6 million for the year ended December 31, 2009 compared with $84.8 million in 2008. The increase was due to the impact of including two months of compensation and benefits expense associated with the legacy Cowen Holdings business, partially offset by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count in 2009 compared to 2008 for the legacy Ramius business.

Interest and Dividends

        Interest and dividend expense remained substantially unchanged at $1.6 million for the year ended December 31, 2009 compared to $1.8 million for 2008. Interest expense relates primarily to interest on our credit facility.

General, Administrative and Other Expenses

        General, administrative and other expenses increased $15.2 million, or 29%, to $68.2 million for the year ended December 31, 2009 compared with $53.0 million in 2008. This increase was primarily due to the inclusion of two months of activity for Cowen Holdings after the closing of the Transactions in 2009, professional, advisory and other fees related to the Transactions, and legal fees incurred in connection with an arbitration initiated by the Company in 2009. These increases were partially offset by a decrease in occupancy and equipment, as a result of the Company subleasing its former office space for the entire year ended December 31, 2009 compared to only the final eight months of 2008, and a decrease in client service and business development expenses. The Company does not expect to incur additional expense in connection with the arbitration matter referenced above and expects that transaction related expenses, if any, to be minimal.

Consolidated Funds Expenses

        Consolidated Funds expenses decreased $10.7 million, or 31.2%, to $23.6 million for the year ended December 31, 2009 compared with $34.3 million in 2008. The decrease was attributable to a decrease in interest and dividend expense recognized by the Enterprise Fund due to a general decrease in interest rates.

Goodwill Impairment

        The Company recorded a goodwill impairment charge of $10.2 million for the year ended December 31, 2008. This non-cash charge related to the impairment of its then 50% ownership of the fund of funds business. In the fourth quarter of 2008, the Company conducted its annual goodwill impairment test and, due to the decline in assets under management and the resulting decline in expected management fees and incentive income, recognized an impairment. There were no goodwill impairment charges recorded in the year ended December 31, 2009.

Other Income (Loss)

        Other income (loss) increased $219.3 million to income of $18.8 million for the year ended December 31, 2009 compared to a loss of $200.5 million in 2008. The increase is a result of positive fund performance in the current year period versus negative performance in the prior year period as a result of the general unprecedented levels of market volatility, and liquidity constraints that began in the third quarter of 2008 and affected almost every asset class globally. As previously described, the Company invests its own capital primarily in the Enterprise Fund with any gains or losses from the

Company's investment in the Enterprise Fund shown under Consolidated Funds for that period. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest.

Income Taxes

        Income tax benefit increased $6.9 million to $8.2 million for the year ended December 31, 2009 from $1.3 million in 2008. The increase was primarily related to a tax benefit of $6.0 million representing the Company's proportionate share of deferred tax benefits generated by the master fund of one of the Consolidated Funds. During the third quarter of 2009, this master fund acquired reinsurance companies in Luxembourg as part of a service program that provides reinsurance coverage to the master fund. In order to obtain reinsurance coverage against certain risks, this master fund, through a local subsidiary, acquired reinsurance companies in Luxembourg that had deferred tax liabilities. Pursuant to an Advance Tax Agreement, upon these purchases, the local subsidiary generated deferred tax assets that fully offset these liabilities, resulting in the recognition of the deferred tax benefit.

Income (Loss) Attributable to Non-controlling Interests

        Income (loss) attributable to non-controlling interests increased $130.0 million, to a gain of $16.2 million for the year ended December 31, 2009 compared with a loss of $113.8 million in 2008. The period over period change was the result of improved performance in certain of the Consolidated Funds.

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

        In 2008 and 2007, the Company's operating results only reflect legacy Ramius results and do not include the impact of legacy Cowen Holdings results.

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007
Consolidated Statements of Operations

	Year ended December 31,		Period-to-Period
	2008	2007	$ Change	% Change
	(dollars in thousands)
Revenues
Management fees	$70,818	$73,950	$(3,132)	(4.2)%
Incentive income	—	60,491	(60,491)	NM
Interest and dividends	1,993	16,356	(14,363)	(87.8)
Reimbursement from affiliates	16,330	7,086	9,244	130.5
Other Revenue	6,853	5,086	1,767	34.7
Consolidated Funds and certain real estate entities revenues	31,739	25,253	6,486	25.7

Total revenues	127,733	188,222	(60,489)	(32.1)

Expenses
Employee compensation and benefits	84,769	123,511	(38,742)	(31.4)
Interest and dividends	1,820	20,679	(18,859)	(91.2)
General, administrative and other expenses	53,036	58,341	(5,305)	(9.1)
Goodwill impairment	10,200	—	10,200	NM
Consolidated Funds and certain real estate entities expenses	34,268	21,014	13,254	63.1

Total expenses	184,093	223,545	(39,452)	(17.7)%

Other income (loss)
Net gain (loss) on securities, derivatives and other investments	(2,006)	94,078	(96,084)	NM
Consolidated Funds and certain real estate entities net gains (losses)	(198,485)	84,846	(283,331)	NM

Total other income (loss)	(200,491)	178,924	(379,415)	NM

Income (loss) before income taxes	(256,851)	143,601	(400,452)	NM

Income taxes	(1,301)	1,397	(2,698)	NM

Net income (loss)	(255,550)	142,204	(397,754)	NM
Less: Income (loss) attributable to non-controlling interests	(113,786)	66,343	(180,129)	NM
Less: Special allocation to the Redeemable Managing Member	—	26,551	(26,551)	NM

Net income (loss) available to all Redeemable Members	$(141,764)	$49,310	$(191,074)	NM

Revenues

Management Fees

        Management fees decreased $3.1 million, or 4%, to $70.8 million for the year ended December 31, 2008 compared with $73.9 million in 2007. The decrease was primarily due to a net decrease from fees earned on managing CDOs, primarily as a result of Ramius electing to rebate certain CDO management fees, and a decrease in management fees from the fund of funds business. These decreases were partially offset by an increase in management fees from hedge funds.

Incentive Income

        Ramius earned no incentive income for the year ended December 31, 2008 compared with $60.5 million in 2007. The lack of incentive income in 2008 was driven by the negative performance in the Company's funds resulting from challenging market conditions.

Interest and Dividends

        Interest and dividends decreased $14.4 million, or 88%, to $2.0 million for the year ended December 31, 2008 compared with $16.4 million in 2007. The decrease was primarily attributable to Ramius no longer investing its capital directly in interest and dividend bearing products. Prior to 2008, when Ramius invested its capital directly, its interest and dividend revenues were significantly higher. Once Ramius invested its capital through the Enterprise Fund, interest and dividends were included in Consolidated Funds and certain real estate entities' revenues.

Reimbursements from Affiliates

        Reimbursements from affiliates increased $9.2 million, or 130%, to $16.3 million for the year ended December 31, 2008 compared with $7.1 million in 2007. In 2008, Ramius conducted a review of the expenses it allocated to its funds and determined that it was not making sufficient allocations. Therefore, as permitted under the respective funds' offering documents, Ramius allocated back to certain of its funds and management companies a higher percentage of expenses that Ramius had incurred on behalf of those funds than it had in 2007. In addition, beginning in 2008, the investment expenses attributable to Ramius's own invested capital were allocated to the Enterprise Fund and recognized as a reimbursement to Ramius. Prior to 2008, such expenses had been borne directly by Ramius.

Other Revenue

        Other revenue increased $1.8 million, or 35%, to $6.9 million for the year ended December 31, 2008 compared with $5.1 million in 2007. The increase was primarily attributable to an increase in placement fee income received by a non-wholly owned subsidiary of Ramius that engaged in the distribution of interests in the real estate funds, partially offset by a slight decrease in securities lending income. In 2008, Ramius ceased its securities lending activities and it closed its subsidiary that engaged in the distribution of interests in real estate funds during 2009.

Consolidated Funds and Certain Real Estate Entities Revenues

        Consolidated funds and certain real estate entities revenues increased $6.5 million, or 26%, to $31.7 million for the year ended December 31, 2008 compared with $25.2 million in 2007. The increase was primarily attributable to the consolidation of the Enterprise Fund. Specifically, in consolidating the Enterprise Fund, the interest and dividends from the Enterprise Fund are classified in this category whereas the other trading income is classified as other income (loss) below. This increase was partially offset by lower interest and dividend income for the year ended December 31, 2008.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses decreased $38.7 million, or 31%, to $84.8 million for the year ended December 31, 2008 compared with $123.5 million in 2007. The decrease was primarily driven by a decrease in incentive compensation, partially offset by an increase in salaries and benefits.

Interest and Dividends

        Interest and dividend expense decreased $18.9 million, or 91%, to $1.8 million for the year ended December 31, 2008 compared with $20.7 million in 2007. The decrease was primarily due to the consolidation of the Enterprise Fund, which resulted in the interest and dividend expense associated with Ramius investing its own capital being borne by the Enterprise Fund instead of directly by Ramius and accounted for under Consolidated Funds and certain real estate entities.

General, Administrative and Other Expenses

        General, administrative and other expenses decreased $5.3 million, or 9%, to $53.0 million for the year ended December 31, 2008 compared with $58.3 million in 2007. The decrease was primarily the result of a reduction in professional, advisory and other fees. Such fees were higher in 2007 primarily due to legal fees incurred in connection with an arbitration initiated by Ramius and the voluntary reimbursement to certain unconsolidated Company's funds for third party advisory fees previously recorded by the funds. This reduction was partially offset by additional expenses incurred by Ramius from renovating and relocating to new office space. In 2007, Ramius leased and renovated its new principal office space in New York City. Ramius moved into its new office space in March 2008 and entered into a sublease for its former office space for the remainder of the term of the existing lease.

Goodwill

        Ramius recorded a goodwill impairment charge of $10.2 million for the year ended December 31, 2008. This non-cash charge related to the impairment of its then 50% ownership of the fund of funds business. In the fourth quarter of 2008, Ramius conducted its annual goodwill impairment test and, due to the decline in assets under management and the resulting decline in expected management fees and incentive income, recognized an impairment.

Consolidated Funds and Certain Real Estate Entities Expenses

        Consolidated funds and certain real estate entities expenses increased $13.3 million, or 63%, to $34.3 million for the year ended December 31, 2008 compared with $21.0 million in 2007. The increase was attributable to the consolidation of the Enterprise Fund, partially offset by a reduction in professional and advisory fees.

Other Income (Loss)

        Other income (loss) decreased $379.4 million to a loss of $200.5 million for the year ended December 31, 2008 compared with income of $178.9 million in 2007. The decrease was attributable to the investment performance of Ramius's own invested capital and the Company's consolidated funds. In 2007, Ramius direct investments resulted in a gain of $94.0 million. As previously described, most of Ramius's investments beginning in the fourth quarter of 2007 were made through the Enterprise Fund with any gains or losses on Ramius's own invested capital are shown under Consolidated Funds for that period. The gains and losses in 2007 and 2008 shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest.

Income Taxes

        Income taxes decreased $2.7 million to a benefit of $1.3 million for the year ended December 31, 2008 compared with income tax expense of $1.4 million in 2007. The decrease was due to the reduction in 2008 of a tax provision for prior periods and lower foreign and local income subject to taxation.

Income (Loss) Attributable to Non-controlling Interests

        Income (loss) attributable to non-controlling interests decreased $180.1 million to a loss of $113.8 million for the year ended December 31, 2008 compared with income of $66.3 million in 2007. The decrease was attributable to the allocation of losses incurred by the Consolidated funds and entities to other investors of such funds and entities.

Segment Analysis and Economic Income (Loss)

Segments

        Prior to the consummation of the Transactions, the Company conducted its operations through one reportable segment, the alternative investment management segment, which provides management services to its hedge funds, fund of funds, real estate and other investment platforms. Following the combination of Ramius and Cowen Holdings, the Company conducts its operations through two segments: an alternative investment management segment and a broker-dealer segment. The Company's alternative investment management segment currently includes its hedge funds, fund of funds, real estate and other investment platforms businesses, as well as CHRP, which was a legacy Cowen operating business prior to the Transactions. The Company's broker-dealer segment currently includes its investment banking, brokerage and equity research businesses.

Economic Income (Loss)

        The performance measure used by the Company for each segment is Economic Income, which management uses to evaluate the financial performance of and make operating decisions for the firm as a whole and each segment. Accordingly, management assesses its business by analyzing the performance of each segment and believes that investors should review the same performance measure that it uses to analyze its segment and business performance. In addition, management believes that Economic Income is helpful to gain an understanding of its segment results of operations because it reflects such results on a consistent basis for all periods presented.

        Our Economic Income may not be comparable to similarly titled measures used by other companies. We use Economic Income as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. As a result of the adjustments made to arrive at Economic Income, Economic Income has limitations in that it does not take into account certain items included or excluded under GAAP, including our Consolidated Funds. Economic Income is considered by management as a supplemental measure to the GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income to GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 21 to the Company's audited consolidated financial statements.

        In general, Economic Income (loss) is a pre-tax measure that (i) presents the Company's results of operations without the impact resulting from the consolidation of any of the Company's funds, (ii) excludes goodwill impairment, (iii) excludes allocations to the managing member, as there will be no such allocations in the future, and (iv) excludes the reorganization expenses for the Transactions and one-time equity awards made in connection with the Transactions. In addition, Economic Income revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities. For GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income expenses are reduced by reimbursement from affiliates, which for GAAP purposes is shown as part of revenue.

Economic Income Revenues

        The Company's principal sources of Economic Income revenues are derived from activities in the following business segments:

        Our alternative investment management segment generates Economic Income revenues through three principal sources: management fees, incentive income and investment income from our own capital. Management fees are directly impacted by any increase or decrease in assets under management, while incentive income is impacted by our funds' performance and any increase or decrease in assets under management. Investment income from the Company's own capital is impacted by the performance of the funds in which our capital is invested, which is principally the Enterprise Fund. The Company periodically receives other Economic Income revenue which is unrelated to our own invested capital or our activities on behalf of the Company's funds, such as certain placement fee income received by a non-wholly owned subsidiary that engaged in the distribution of interests in the real estate funds.

        Our broker-dealer segment generates Economic Income revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, financial institutions, REITs and alternative energy. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage.

Economic Income Expenses

        The Company's Economic Income expenses consist of compensation and benefits and non-compensation expenses, less reimbursement from affiliates.

Non-controlling Interests

        Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. Non-wholly-owned entities included Ramius Alternative Solutions LLC, which subsequent to the November 2, 2009 Transactions is wholly-owned by the Company.

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

        In 2009, the Company's alternative investment management segment includes twelve months of its hedge funds, fund of funds, real estate and other investment platforms operating results. In addition, the alternative investment management segment includes two months of CHRP's operating results in 2009, as a result of the Transactions. In 2008, the Company's alternative investment management segment reflects twelve months of its hedge funds, fund of funds, real estate and other investment platforms operating results, but does not include any of CHRP's operating results.

        In 2009, the Company's broker-dealer segment includes two months of its investment banking and brokerage businesses' operating results. There were no investment banking nor brokerage operating results in 2008 as the historic results of operations only reflect the legacy Ramius business.

	Year ended December 31,
	2009			2008
					Total Period-to-Period
	Alternative Investment Management		Total 2009	Alternative Investment Management
		Broker-Dealer			$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$10,557	$10,557	$—	$10,557	NM
Brokerage	—	17,812	17,812	—	17,812	NM
Management fees	53,940	—	53,940	84,621	(30,681)	(36.3)%
Incentive income (loss)	(6,996)	—	(6,996)	(2,586)	(4,410)	170.5%
Investment income (loss)	21,958	—	21,958	(104,939)	126,897	(120.9)%
Other revenue	3,536	—	3,536	4,004	(468)	(11.7)%

Total economic income revenues	72,438	28,369	100,807	(18,900)	119,707	(633.4)%

Economic Income Expenses
Compensation and benefits	63,207	30,032	93,239	84,769	8,470	10.0%
Non-compensation expenses	45,356	14,620	59,976	52,091	7,885	15.1%
Reimbursement from affiliates	(11,044)	—	(11,044)	(17,394)	6,350	(36.5)%

Total economic income expenses	97,519	44,652	142,171	119,466	22,705	19.0%

Net economic income (loss) (before non-controlling interest)	(25,081)	(16,283)	(41,364)	(138,366)	97,002	(70.1)%
Non-controlling interest	(602)	—	(602)	5,501	(6,103)	(110.9)%

Economic income (loss)	$(25,683)	$(16,283)	$(41,966)	$(132,865)	$90,899	(68.4)%

Economic Income Revenues

        Total economic income revenues were $100.8 million for the year ended December 31, 2009, an increase of $119.7 million compared to a revenue loss of $18.9 million for the year ended December 31, 2008.

Alternative Investment Management Segment

        Alternative investment management segment economic income revenues were $72.4 million for the year ended December 31, 2009, an increase of $91.3 million compared to a revenue loss of $18.9 million for the year ended December 31, 2008.

        Management Fees.    Management fees for the segment decreased $30.7 million, or 36%, to $53.9 million for the twelve months ended December 31, 2009 compared with $84.6 million for 2008. The decrease was due to the decrease in assets under management.

        Incentive Income (Loss).    Incentive loss for the segment increased $4.4 million to a loss of $7.0 million for the twelve months ended December 31, 2009 compared to a loss of $2.6 million for 2008 primarily as a result of an increase in a reversal, in the current year period, of previously recorded incentive income allocations from Ramius's interests in the general partner of a certain real estate fund pursuant to the terms of the governing documents of such fund. In addition, as of December 31, 2009 there was a $4.5 million accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds' lead investor. Furthermore, many of the funds now have high-water marks so that Ramius will not earn incentive income with respect to the investments of the fund investors who suffered such losses last year until the investors recover their losses.

        Investment Income.    Investment income for the segment increased $127.0 million, or 121%, to a gain of $22.0 million for the twelve months ended December 31, 2009 compared with a loss of $105.0 million for 2008. The increase is a result of positive fund performance in the current year period versus negative performance in the prior year period as a result of the general unprecedented levels of market volatility, and liquidity constraints that began in the third quarter of 2008 that affected almost every asset class globally.

        Other Revenue.    Other revenue for the segment decreased $0.5 million, or 12%, to $3.5 million for the twelve months ended December 31, 2009 compared with $4.0 million for 2008. The decrease was primarily due to the elimination of stock loan fee income as Ramius exited that business in the fourth quarter of 2008, and the elimination of placement fee income. Ramius exited the placement agent business in the third quarter of 2009.

Broker-Dealer Segment

        Broker-dealer segment economic income revenues were $28.4 million for the year ended December 31, 2009. There were no broker-dealer segment revenues in 2008 as the historic results of operations only reflect the legacy Ramius business.

        Investment Banking.    Investment banking revenues were $10.6 million for the year ended December 31, 2009, representing the investment banking activity of Cowen and Company for the period from November 2, 2009 through December 31, 2009. During November and December of 2009, the Company completed 5 underwriting transactions, 2 private capital raising transactions and 3 strategic advisory transactions. There were no investment banking revenues in 2008 as the historic results of operations only reflect the legacy Ramius business.

        Brokerage.    Brokerage revenues were $17.8 million for the year ended December 31, 2009, representing the brokerage activity of Cowen and Company for the period from November 2, 2009 through December 31, 2009. There were no brokerage revenues in 2008 as the historic results of operations only reflect the legacy Ramius business.

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense increased to $93.2 million for the twelve months ended December 31, 2009, an increase of $8.4 million compared to $84.8 million in 2008. The increase was attributable to the inclusion of two months of legacy Cowen compensation and benefits expense in 2009.

        Compensation and benefits expenses for the alternative investment management segment decreased $21.6 million, or 25%, to $63.2 million for the twelve months ended December 31, 2009 compared with $84.8 million in the prior year period. The decrease was driven by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count.

        Compensation and benefits expenses for the broker-dealer segment were $30.0 million for the twelve months ended December 31, 2009, which represents two months of operations of legacy Cowen. There were no broker-dealer segment compensation and benefits expenses in 2008 as the historic results of operations only reflect the legacy Ramius business.

        Non-compensation Expenses.    Non-compensation expenses for the alternative investment management segment were $45.4 million for the twelve months ended December 31, 2009. Non-compensation expenses for the broker-dealer segment were $14.6 million for the twelve months ended December 31, 2009, which represents two months of legacy Cowen Holdings. The following table shows the components of the non-compensation expenses, in total, for the twelve months ended December 31, 2009 and 2008:

	Year ended December 31,		Period-to-Period
	2009	2008	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses:
Interest expense	$1,549	$1,500	$49	3.3%
Professional, advisory and other fees	12,249	13,803	(1,554)	(11.3)%
Occupancy and equipment	13,969	11,401	2,568	22.5%
Depreciation and amortization	5,751	4,611	1,140	24.7%
Other	26,458	20,776	5,682	27.3%

Total	$59,976	$52,091	$7,885	15.1%

        Aggregate non-compensation expenses increased $7.9 million to $60.0 million for the twelve months ended December 31, 2000 compared to $52.1 million in 2008. The increase was due to the inclusion of two months of non-compensation expenses associated with the legacy Cowen Holdings business in 2009, partially offset by a decrease in non-compensation expense from the alternative investment management business.

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased $6.4 million, or 37%, to $11.0 million for the twelve months ended December 31, 2009 compared with $17.4 million for 2008. The decrease was attributable to lower assets under management in the 2009 period as such allocations are largely made based on a percentage of assets under management.

        Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

        In 2008 and 2007, the Company's alternative investment management segment includes twelve months of its hedge funds, fund of funds, real estate and other investment platforms operating results.

        The Company's broker-dealer segment is not included in its 2008 or 2007 operating results as the historic results of operations only reflect the legacy Ramius business.

	Year ended December 31,		Period-to-Period
	2008	2007	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Management fees	$84,621	$77,149	$7,472	9.7%
Incentive income (loss)	(2,586)	66,357	(68,943)	NM
Investment income (loss)	(104,939)	118,709	(223,648)	NM
Other revenue	4,004	2,871	1,133	39.5%

Total economic income revenues	(18,900)	265,086	(283,986)	(107.1)%

Economic Income Expenses
Compensation and benefits	84,769	123,511	(38,742)	(31.4)%
Non-compensation expenses	52,091	60,916	(8,825)	(14.5)%
Reimbursement from affiliates	(17,394)	(7,086)	(10,308)	145.5%

Total economic income expenses	119,466	177,341	(57,875)	(32.6)%

Net economic income (loss) (before non-controlling interest)	(138,366)	87,745	(226,111)	NM
Non-controlling Interest	5,501	(10,487)	15,988	NM

Economic income (loss)	$(132,865)	$77,258	$(210,123)	(272.0)%

Economic Income Revenues

        The Company reported a total economic loss of $132.9 million for the year ended December 31, 2008, a decrease of $210.1 million compared to economic income of $77.2 million for the year ended December 31, 2007.

        Management Fees.    Management fees for the segment increased $7.5 million, or 10%, to $84.6 million for the year ended December 31, 2008 compared with $77.1 million in 2007. The increase was primarily driven by a $4.8 million increase in management fees as a result of first offering the Enterprise Fund to outside investors in January 2008 and a $6.8 million increase in management fees from the real estate funds. These increases were partially offset by a decrease of $4.2 million in other management fees from managing CDOs because the Company elected to rebate these fees in 2008.

        Incentive Income (Loss).    Incentive income for the segment decreased in 2008 by $69.0 million to a loss of $2.6 million for the year ended December 31, 2008 compared with income of $66.4 million in 2007. The decrease was driven by the negative performance in the Company's funds in 2008 resulting from challenging market conditions, as well as a $7.3 million decrease of incentive allocation amounts previously allocated to the general partners of certain real estate funds which, under the governing documents of these funds, the general partners are required to pay back to the investors

        Investment Income (Loss).    Investment income for the segment decreased $223.6 million to a loss of $104.9 million for the year ended December 31, 2008 compared with income of $118.7 million in 2007. The decrease was primarily driven by the negative performance of Ramius's own invested capital in 2008 resulting from challenging market conditions.

        Other Revenue.    Other revenue for the segment increased $1.1 million, or 39%, to $4.0 million for the year ended December 31, 2008 compared with $2.9 million in 2007. The increase in 2008 was primarily due to a gain on a sale leaseback transaction that is being recognized over the remaining lease period and, to a lesser extent, increased placement fees received by a non-wholly owned subsidiary.

Economic Income Expenses

        Compensation and Benefits.    Compensation and benefits expenses decreased $38.7 million, or 31%, to $84.8 million for the year ended December 31, 2008 compared with $123.5 million in 2007. The decrease was primarily driven by a $42.5 million decrease in incentive compensation, partially offset by a $3.7 million increase in salaries and benefits.

        Non-compensation Expenses.    The following table shows the components of the non-compensation expenses for year ended December 31, 2008 and 2007:

	Year ended December 31,		Period-to-Period
	2008	2007	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses:
Interest expense	$1,500	$539	$961	178.3%
Professional, advisory and other fees	13,803	28,172	(14,369)	(51.0)%
Occupancy and equipment	11,401	7,249	4,152	57.3%
Depreciation and amortization	4,611	2,073	2,538	122.4%
Other	20,776	22,883	(2,106)	(9.2)%

Total	$52,091	$60,916	$(8,824)	(14.5)%

        Non-compensation expenses decreased $8.8 million, or 15%, to $52.1 million for the year ended December 31, 2008 compared with $60.9 million in 2007. The decrease was primarily attributable to a $14.4 million reduction in professional, advisory and other fees. Such fees were higher in 2007 primarily due to $5.5 million in legal fees incurred in connection with an arbitration initiated by Ramius and the voluntary reimbursement to certain unconsolidated Company's funds for third party advisory fees of $7.1 million previously recorded by the funds. This reduction was partially offset by additional expenses incurred by Ramius in connection with renovating and relocating to new office space. In 2007, Ramius leased and renovated its new principal office space in New York City. Ramius moved into its new office space in March 2008 and entered into a sublease for its former office space for the remainder of the term of the existing lease. The renovation, relocation and sublease resulted in a $4.2 million increase in occupancy and equipment expenses and a $2.5 million increase in depreciation and amortization.

        Reimbursement from Affiliates.    Reimbursements from affiliates for the segment increased $10.3 million, or 146%, to $17.4 million for the year ended December 31, 2008 compared with $7.1 million in 2007. In 2008, Ramius conducted a review of the expenses it allocated to its funds and determined that it was not making sufficient allocations. Therefore, as permitted under the respective funds' offering documents, Ramius allocated back to certain of its funds and management companies a higher percentage of expenses that Ramius had incurred on behalf of those funds than it had in 2007. In addition, beginning in 2008, the investment expenses attributable to Ramius's own invested capital were allocated to the Enterprise Fund and recognized as a reimbursement to Ramius. Prior to 2008, such expenses had been borne directly by Ramius.

        Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to Ramius non-wholly owned subsidiaries that is allocated to other investors.

Liquidity and Capital Resources

        We continually monitor our liquidity position. The working capital needs of the Company's business have been met through current levels of equity capital, current cash and cash equivalents, and anticipated cash generated from our operating activities, including management fees, incentive income, returns on the Company's own capital, investment banking fees and brokerage commissions. The Company expects that its primary working capital liquidity needs over the next twelve months will be to:

  •
  pay our operating expenses, primarily consisting of compensation and benefits and general and administrative expenses;

  •
  repay borrowings and related interest expense; and

  •
  provide capital to facilitate the growth of our existing business.

        Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents, assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2009, we had cash and cash equivalents of $147.4 million. At December 31, 2009, the Company's investment in the Enterprise Fund was valued at $280.4 million. The Company withdrew approximately $35.2 million from the Enterprise Fund effective January 1, 2010. In December 2009, the Company completed a public offering of 17,292,698 shares of Class A common stock, resulting in approximately $82 million of additional equity.

        The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries bi-weekly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year in February.

        As of December 31, 2009, the Company had unfunded commitments of $8.4 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. In addition, the Company has committed to invest $27.0 million in the CHRP Funds as a limited partner of the CHRP Funds and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Funds. This commitment is expected to be called over the fund investment period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through December 31, 2009, the Company has funded $15.3 million towards these commitments.

        Ramius Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Ramius Securities has elected to use the alternative method, permitted by the Rule. Since Ramius Securities has elected not to be subject to the Aggregate Indebtedness Standard (a)(1)(i) of the Rule and Ramius Securities has not made a market in any securities since January 2006, Ramius Securities shall not permit its net capital to be less than $250,000. As of December 31, 2009, Ramius Securities had net capital of $1.3 million, which was approximately $1.0 million in excess of its required minimum net capital requirement.

        As a registered broker-dealer, Cowen and Company is also subject to the Rule, and is subject to a minimum net capital requirement. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. The Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2009, Cowen and Company had net capital of approximately $51.4 million, which was approximately $50.4 million in excess of its minimum net capital requirement of $1.0 million.

        Ramius Securities and Cowen and Company are exempt from the provisions of Rule 15c3-3 under the Exchange Act as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.

        Ramius UK Ltd. ("Ramius UK") and CIL are subject to the capital requirements of the FSA. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At December 31, 2009, Ramius UK's Financial Resources of $1.6 million exceeded its minimum requirement of $0.4 million by $1.2 million. At December 31, 2009, CIL's Financial Resources of $4.3 million exceeded its minimum requirement of $2.8 million by $1.5 million.

        CLAL is subject to the financial resources requirements of the SFC. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At December 31, 2009, CLAL's Financial Resources of $0.3 million exceeded the minimum requirement of $0.01 million by $0.3 million.

        The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital. In addition, our secured revolving credit facility with Bayerische Hypo-und Vereinsbank AG ("HVB AG") referenced below prohibits us and certain of our subsidiaries from incurring any indebtedness, other than certain indebtedness permitted under the facility.

Cash Flows Analysis

        The Company's primary sources of cash are derived from its operating activities, fees, realized returns on its own invested capital and borrowings under its line of credit. The Company's primary uses of cash include compensation, general and administrative expenses and payments of interest and principal under its line of credit. As a result of the Transactions, the Company acquired approximately $97.9 million in cash. The net assets of the acquired company, on November 2, 2010, have not been reflected in the accompanying cash flow as a change in operating, investing or financing activities. The consolidation and deconsolidation of various funds and operating entities in 2007 resulted in substantially different cash flows during that year from operating, investing and financing activities due to classification differences. Beginning in the fourth quarter of 2007, the Company transferred substantially all of its own capital to the Enterprise Fund in exchange for an investment in the fund which it consolidated. As a result, the cash flow amounts from operating, investing and financing activities for the years ended December 31, 2008 and 2007 are not comparable.

        Operating Activities.    Net cash provided by operating activities of $110.3 million for the twelve months ended December 31, 2009 was predominately related to cash acquired upon the completion of the Transactions, proceeds from sales of securities and sales of other investments, partially offset by a net cash loss and purchases of securities owned . Net cash used in operating activities of $96.7 million for the year ended December 31, 2008 was predominately related to a net cash loss, partially offset by the reduction in securities owned and fees receivable. In 2008, the Company wound down its securities lending operation which resulted in a significant change in receivables from brokers mostly offset by a corresponding change in payable to brokers. The Company generated net cash from operating activities of $51.8 million for the year ended December 31, 2007. The significant inflows and outflows of cash from operating activities during this year was primarily caused by Ramius investing its own capital directly and the consolidation of numerous funds and operating entities.

        Investing Activities.    Net cash provided by investing activities of $8.9 million for the twelve months ended December 31, 2009 was primarily due to the proceeds from sale of other investments. Net cash used in investing activities of $16.1 million for the year ended December 31, 2008 was primarily due to the purchase of fixed assets related to the relocation of the Company's headquarters into new office space. Net cash used in investing activities of $87.8 million for the year ended December 31, 2007 was the result of the net purchases of other investments and the purchase of fixed assets in anticipation of the relocation to the new office space.

        Financing Activities.    While the net cash used in financing activities for the twelve months ended December 31, 2009 was $18.5 million, the financing activities excluding the consolidated entities provided net cash of $80.6 million due to proceeds from a capital raising event in December 2009 which was partially offset by capital withdrawals of $23.9 million, which were mostly redeemed prior to the Transactions, and $10.4 million used to purchase the 50% interest in Ramius Alternative Solutions. For the twelve months ended December 31, 2008 net cash provided by financing activities was $141.6 million, however, the financing activities excluding the consolidated entities used net cash of $11.7 million primarily driven by a net withdrawal of $21 million of member's capital. In 2007, net cash provided by financing activities was $31.7 million, however, the financing activities excluding the consolidated entities provided net cash of $76.2 million primarily driven by a Company rights offering of $120.4 million partially offset by settling of securities sold under agreement to repurchase.

Notes Payable, Short-Term Borrowings and Credit Facilities

        Entering 2009, the Company had a $50.0 million line of credit with a major financial institution. As of December 31, 2008, the Company had borrowings $49.9 million under this line. The line of credit portion of $43 million as of December 31, 2008 accrued interest at the LIBOR rate plus 2.5%. The letter of credit portion of $6.9 million as of December 31, 2008 accrued interest at a net rate of 1.25%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company also was charged a commitment fee of 0.05% of the unfunded loan balance. The loan matured on June 30, 2009. The financial institution had membership interests of $87.9 million as of December 31, 2008 in the Company which excludes withdrawals of $4.8 million effective January 1, 2009. The Company also serves as the investment manager to certain accounts managed on behalf of the financial institution.

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit. The first borrowing under this line occurred on June 30, 2009. As of December 31, 2009, the Company had borrowings of $43 million under the line of credit portion and $6.7 million under the letter of credit portion. At the Company's election and discretion, borrowings under the this collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 0.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 2.75%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 2.75%. The 2009 collateralized revolving credit agreement was to mature on November 2, 2009 but was extended; $25 million was extended through January 4, 2010 and $25 million was extended through September 29, 2011. All terms of the extended collateralized revolving credit agreement remain substantially the same except the following: at the Company's election and discretion, borrowings under the extended 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1,2 or 3 month LIBOR rate plus 3.5%. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 3.5%. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of December 31, 2009 and during the period from June 3, 2009 to December 31, 2009, the Company was in compliance with these covenants.

        Interest incurred on the Company's lines of credit (in combination with all previous lines of credit) for the years ended December 31, 2009, 2008 and 2007 was $1.5 million, $1.5 million and $0.5 million, respectively.

        Cash collateral pledged, on the consolidated statements of financial condition, represents collateral that was required to be posted for obligations or potential obligations under the letter of credit discussed above pursuant to one of the lease agreements for the Company's premises in New York City. The Company's investment in Enterprise Master through Enterprise LP has been pledged as collateral under the line of credit portion of the revolving credit agreement discussed above.

        The Company also has two additional irrevocable letters of credit, the first of which is for $100,000, which expires on July 26, 2010, supporting the Company's workers' compensation insurance with Safety National Casualty Corporation, and the second of which is for $57,000, which expires on November 14, 2010, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2009 and 2008, there were no amounts due related to these letters of credit.

        Ramius Levered Multi-Strategy FOF LP ("Levered FOF") had a $100.0 million line of credit with a major financial institution with a minimum borrowing amount of $20.0 million. Levered FOF could borrow on this line of credit up to 72% of the amount of collateral pledged. In accordance with the loan agreement, interest accrued on the loan as well as custodian and other fees incurred by Levered FOF in connection with the loan was capitalized and added to the total outstanding balance of the loan. During 2008, due to Levered FOF going into liquidation, the minimum borrowing amount was waived. As of December 31, 2008 the outstanding balance on this line of credit was $10.0 million. Levered FOF's line of credit was repaid in full as of February 5, 2009 and was discontinued on that date. This loan bore interest at LIBOR plus 1.35% per annum. Due to the floating rate of interest, its carrying value approximates fair value. As of December 31, 2008, all investments owned by Levered FOF were pledged as collateral in connection with this line of credit. Interest incurred on Levered FOF's line of credit during the years ended December 31, 2009, 2008 and 2007 was $0, $1.6 million and $3.9 million, respectively.

Contractual Obligations

        The following tables summarize the Company's contractual cash obligations as of December 31, 2009:

	Total		1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Operating Leases
Real estate	$137,697		$52,112	$25,588	$59,997
Aircraft	7,185		5,279	1,906	—

Total:	$144,882		$57,391	$27,494	$59,997

Debt
Line of Credit	$43,000		$43,000	$—	$—
Letter of Credit	6,746		6,746	—	—
Benefit Plan	600	(1)	600	—	—

Total:	$50,346		$50,346	$—	$—

(1)
Estimated 2009 funding requirements for the Company's defined benefit plan. Future contributions to the plan beyond 2009 cannot reasonably be estimated and are excluded from the table above.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as of December 31, 2009. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. See the section titled "Qualitative and Quantitative Disclosures About Market Risk—Credit Risk."

        Cowen and Company is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Cowen and Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for Cowen and Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying consolidated statements of financial condition for these arrangements.

Critical Accounting Policies and Estimates

        Critical accounting policies are those that require the Company to make significant judgments, estimates or assumptions that affect amounts reported in its consolidated financial statements or the notes thereto. The Company bases its judgments, estimates and assumptions on current facts, historical experience and various other factors that the Company believes to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 3 to the Company's audited consolidated financial statements, for a description of our accounting policies.

        The following is a summary of what the Company believes to be its most critical accounting policies and estimates:

  Consolidation

        These consolidated financial statements include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest, including the Consolidated Funds, in which the Company has a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. The Company's funds are not subject to these consolidation provisions with respect to their investments pursuant to their specialized accounting.

        The Company's consolidated financial statements reflect the assets, liabilities, revenues, expenses and cashflows of the Consolidated Funds on a gross basis. The management fees and incentive income earned by the Company from the Consolidated Funds were eliminated in consolidation; however, the Company's allocated share of net income from these funds was increased by the amount of this eliminated income. Hence, the consolidation of these funds had no net effect on the Company's net earnings.

  Fair Value of Investments

        FASB accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2	Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and
Level 3
Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation.

        Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes "observable" requires significant judgment by the Company. The Company considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk of that instrument.

        The Company and its operating company subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investments is generally estimated based on proprietary models developed by the Company, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the consolidated financial statements.

        The Company primarily uses the "market approach" valuation technique to value its financial instruments measured at fair value. In determining an instrument's placement within the hierarchy, the Company separates the Company's financial instruments into three categories: securities, derivative contracts and other investments. To the extent applicable, each of these categories can further be divided between those held long or sold short.

        Securities—Securities whose values are based on quoted market prices in active markets for identical assets, and are therefore classified in level 1 of the fair value hierarchy, include active listed equities, certain U.S. government and sovereign obligations, and certain money market securities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

        Certain positions for which there is a limited market, consisting primarily of convertible debt, corporate debt and loans, are stated at fair value. The estimated fair values assigned by management are determined in good faith and are based on available information considering, among other things, quotations provided by published pricing services, counterparties and other market participants, and pricing models using quoted inputs, and do not necessarily represent the amounts which might ultimately be realized. Such positions that trade in markets that are not considered to be active, but are valued based on quoted market prices, dealer quotations or alternative pricing sources which are supported by observable inputs are classified within level 2. As level 2 investments include positions that are not traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability.

        Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter ("OTC"). Exchange-traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Derivative contracts are included within other assets on the consolidated statements of financial condition.

        Other investments—Other investments measured at fair value consist primarily of portfolio funds and real estate investments, which are valued as follows:

  i.
  Portfolio funds—Portfolio funds ("Portfolio Funds") include interests in funds and investment companies managed externally by the Company and unaffiliated managers. In September 2009, the FASB issued a new accounting pronouncement regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value ("NAV") per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. The Company has adopted this guidance effective with the issuance of its December 31, 2009 financial statements. As this guidance is consistent with the Company's existing fair value measurement policy for its Portfolio funds, the Company's adoption did not have an impact on its financial condition, results of operations or cash flows.

    The Company categorizes its investments in Portfolio Funds within the fair value hierarchy dependent on the ability to redeem the investment. If the Company has the ability to redeem its investment at NAV at the measurement date or within the near term, the Portfolio Fund is categorized as a Level 2 fair value measurement. If the Company does not know when it will have the ability to redeem its investment or cannot do so in the near term, the Portfolio Fund is categorized as a Level 3 fair value measurement. See Note 5 for further details of the Company's investments in Portfolio Funds.

  ii.
  Real estate investments—Real estate investments are valued at estimated fair value. The fair value of real estate investments are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by the Company. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earning multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, the Company considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Real estate investments are reviewed on a quarterly basis by the Company for significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.

    The Company also reflects its real estate equity investments net of investment level financing. Valuation adjustments attributable to underlying financing arrangements are considered in the real estate equity valuation based on amounts at which the financing liabilities could be transferred to market participants at the measurement date.

    Real estate and capital markets are cyclical in nature. Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates and interest and inflation rates. In addition, the Company invests in real estate and real estate related investments for which no liquid market exists. The market prices for such investments may be volatile and may not be readily ascertainable. Amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

    The Company's real estate investments are typically categorized as Level 3 within the fair value hierarchy as management uses significant unobservable inputs in determining their estimated fair value.

        See Note 5 to the Company's audited consolidated financial statements for further information regarding the Company's investments and fair value measurements.

  Management fees

        The Company earns management fees from funds and managed accounts for which serves as the investment manager, based on a fixed percentage of net asset value, committed capital or invested capital. Management fees are based on contractual terms specified in the underlying investment management agreements with each specific fund or managed account. Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. Management fees earned from our fund of funds products and certain portfolio funds are based and initially calculated on estimated net asset values and actual fees ultimately earned could be impacted to the extent of any changes in these estimates.

  Incentive Income

        The Company is entitled to incentive income on the net profits, defined in the investment management agreement, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. In all instances other than the CHRP Funds, the Company has elected to adopt Method 2 of ASC Topic 605-20, Accounting for Management Fees Based on a Formula. Under Method 2, the incentive income of Ramius's funds and managed accounts for any period is based upon the net profits of Company's funds at the reporting date. Any incentive income recognized in a quarter's consolidated statement of operations may be subject to clawback in a subsequent quarter.

  Investment Banking Revenues

        The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. The Company's investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy.

  •
  Underwriting fees.  The Company earns underwriting revenues in securities offerings in which the Company acts as an underwriter, such as IPOs, follow-on equity offerings and convertible security offerings. The Company's underwriting revenues include management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of shares from the issuer; and (iii)the Company has been informed of the number of shares that it has been allotted.

    When the Company is not the lead manager for a registered equity underwriting transaction, management must estimate the Company's share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

  •
  Strategic/financial advisory fees.  The Company's strategic advisory revenues include success fees earned in connection with advising companies, both buyers and sellers, principally in mergers and acquisitions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  •
  Private placement fees.  The Company earns agency placement fees in non-underwritten transactions such as private placements, PIPEs and RDs. The Company records private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price consideration of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company tests goodwill for impairment in accordance with the two-step method described in FASB accounting standards. The first step involves a comparison of the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, its goodwill is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill. See Note 10 for further discussion.

        Intangible assets with finite lives are amortized over their estimated average useful lives. The Company does not have any intangible assets deemed to have indefinite lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset's or asset group's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

  Legal and Regulatory Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with FASB accounting standards. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. The consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 17 to the Company's audited consolidated financial statements for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the consolidated statements of financial condition.

Recently Issued Accounting Standards, Not Yet Adopted

        In June 2009, the FASB issued a new accounting standard which revises the accounting for variable interest entities ("VIEs") by introducing a new consolidation model. This new standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. The new model identifies two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE that are potentially significant to the VIE. In February 2010, the FASB finalized an Accounting Standards Update ("ASU") which defers the requirements of this standard for certain interests in investment funds and certain similar entities. The adoption of this new standard on January 1, 2010 is not expected to have a material impact on the Company's financial position or results of operations, as substantially all of the entities in which it holds variable interests are anticipated to qualify for the scope deferral under the ASU.

        In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets. The amendments were issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements, and a transferor's continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from U.S. GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments are effective for reporting periods beginning on or after November 15, 2009. The adoption of the amended guidance is not expected to affect the Company's financial condition, results of operations or cash flows.

        In January 2010, the FASB issued a new accounting standard that provides amended disclosure requirements related to fair value measurements. This standard is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, adoption will not affect the Company's financial condition, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary exposure to market risk is a function of our role as investment manager for our funds and managed accounts, our role as a financial intermediary in custom trading and our market making activities, as well as the fact that a significant portion of our own capital is invested in securities. Adverse movements in the prices of securities that are either owned or sold short may negatively impact the Company's management fees and incentive income, as well as the value of our own invested capital.

        The market value of the assets and liabilities with our funds and managed accounts, as well as the Company's own securities, may fluctuate in response to changes in equity prices, interest rates, credit spreads, currency exchange rates, commodity prices, implied volatility, dividends, prepayments, recovery rates and the passage of time. The net effect of market value changes caused by fluctuations in these risk factors will result in gains (losses) for our funds and managed accounts which will impact our management fees and incentive income and for the Company's securities which will impact the value of our own invested capital as well as the capital utilized in facilitating customer trades.

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

Impact on Management Fees

        The Company's management fees are based on the net asset value of the Company's funds and managed accounts. Accordingly, management fees will change in proportion to changes in the market value of investments held by the Company's funds and managed accounts.

Impact on Incentive Income

        The Company's incentive income is generally based on a percentage of the profits of the Company's various funds and managed accounts, which is impacted by global economies and market conditions and other factors. Consequently, incentive income cannot be readily predicted or estimated.

Custody and prime brokerage risks

        There are risks involved in dealing with the custodians or prime brokers who settle trades. Under certain circumstances, including certain transactions where the Company's assets are pledged as collateral for leverage from a non-broker- dealer custodian or a non-broker-dealer affiliate of the prime broker, or where the Company's assets are held at a non-U.S. prime broker, the securities and other assets deposited with the custodian or broker may be exposed to credit risk with regard to such parties. In addition, there may be practical or timing problems associated with enforcing the Company's rights to its assets in the case of an insolvency of any such party.

Market risk

        Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is primarily related to the fluctuation in the fair values of securities owned and sold, but not yet purchased in the Company's funds and our role as a financial intermediary in customer trading and to our market making and investment activities. Market risk is inherent in financial instruments and risks arise in options, warrants and derivative contracts from changes in the fair values of their underlying financial instruments. Securities sold, but not yet purchased, represent obligations of the Company's funds to deliver specified securities at contracted prices and thereby create a liability to repurchase the securities at prevailing future market prices. We trade in equity securities as an active participant in both listed and over the counter markets. We typically maintain securities in inventory to facilitate our market making activities and customer order flow. We may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. In connection with our trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities are intended to ensure that our trading strategies are conducted within acceptable risk tolerance parameters, particularly when we commit our own capital to facilitate client trading. Activities include price verification procedures, position reconciliations and reviews of transaction booking. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.

        A 10% change in the fair value of the investments held by the Company's funds as of December 31, 2009 would result in a change of approximately $785 million in our assets under management and would impact management fees by approximately $5.3 million. This number is an estimate. The amount would be dependent on the fee structure of the particular fund or funds that experienced such a change.

Currency risk

        The Company is also exposed to foreign currency fluctuations. Currency risk arises from the possibility that fluctuations in foreign currency exchange rates will affect the value of such financial instruments, including direct or indirect investments in securities of non-U.S. companies. A 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which the Company's investments or the Company's funds have exposure to exchange rates would not have a material effect on the Company's revenues, net loss or Economic Income.

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

Leverage and interest rate risk

        There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company. In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where they have borrowed money based on the market value of those assets. A decrease in market value of those assets may result in the lender (including derivative counterparties) requiring the Company to post additional collateral or otherwise sell assets at a time when it may not be in the Company's best interest to do so.

        As we may hold interest-sensitive assets and liabilities from time to time, we are exposed to additional interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve.

        In the event that LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of December 31, 2009, based on the Company's funds' debt investments and obligations as of December 31, 2009, we estimate that the net effect on interest income and interest expense would not result in a material impact on our results of operations. A tightening of credit and increase in prevailing interest rates could make it difficult for us to raise capital and sustain our growth rate.

        In addition, the Company's debt obligations bear interest at rates indexed to LIBOR. For every 1% increase in LIBOR, as of December 31, 2009, our annual interest expense will increase by $0.5 million.

Credit risk

        The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2009, the Company had recorded no liability.

        Credit risk is the potential loss the Company may incur as a result of the failure of a counterparty or an issuer to make payments according to the terms of a contract. The Company's exposure to credit risk at any point in time is represented by the fair value of the amounts reported as assets at such time.

        In the normal course of business, our activities may include trade execution for our clients. These activities may expose us to risk arising from price volatility which can reduce clients' ability to meet their obligations. To the extent investors are unable to meet their commitments to us, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill clients' obligations.

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

Item 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required by this item are listed in Item 15—"Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K. "Supplemental Financial Information" is included after Note 25.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

        This annual report does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

        In addition, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information in the definitive proxy statement for our 2010 annual meeting of stockholders under the captions "Executive Officers," "Board of Directors," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 11.    Executive Compensation

        The information in the definitive proxy statement for our 2010 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in the definitive proxy statement for our 2010 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information in the definitive proxy statement for our 2010 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information in the definitive proxy statement for our 2010 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this Annual Report on Form 10-K:

  1.
  Consolidated Financial Statements

      The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-71 hereof.

    2.
    Financial Statement Schedules

      Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

    3.
    Exhibits

      See the Exhibit Index on pages E-1 through E-2 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cowen Group, Inc.:

        In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in equity and cash flows present fairly, in all material respects, the financial position of Cowen Group, Inc. and its subsidiaries (the "Company") at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 25, 2010

Cowen Group, Inc.

Consolidated Statements of Financial Condition

As of December 31, 2009 and 2008

(in thousands, except share and per share data)

	As of December 31,
	2009	2008
Assets
Cash and cash equivalents	$147,367	$46,677
Cash collateral pledged	7,246	6,948
Securities owned, at fair value	54,153	15,309
Other investments	28,490	18,827
Receivable from brokers	32,525	25,911
Fees receivable	22,446	19,330
Due from related parties (see Note 23)	14,860	25,298
Fixed assets, net of accumulated depreciation and amortization of $16,449 and $13,789, respectively	32,603	28,449
Goodwill	27,179	20,028
Intangible assets, net of accumulated amortization of $4,506 and $3,120, respectively	16,394	780
Other assets	24,199	4,984
Consolidated Funds
Cash and cash equivalents	625	533
Other investments, at fair value	550,407	584,462
Other assets	947	295

Total Assets	$959,441	$797,831

Liabilities and Stockholders' Equity
Securities sold, not yet purchased, at fair value	$14,812	$—
Securities sold under agreement to repurchase	—	1,425
Payable to brokers	3,817	3,817
Compensation payable	80,923	44,450
Note payable and short-term borrowings	49,746	49,948
Fees payable (see Note 23)	5,387	7,781
Due to related parties (see Note 23)	8,103	10,549
Capital withdrawals payable	—	16,941
Accounts payable, accrued expenses and other liabilities	65,599	15,715
Consolidated Funds
Note payable and short-term borrowings	—	10,207
Due to related parties	—	136
Capital withdrawals payable	26,312	20,622
Accounts payable, accrued expenses and other liabilities	392	412

Total Liabilities	255,091	182,003

Commitments and Contingencies (see Note 17)
Redeemable non-controlling interests	230,825	284,936

Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized,
no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 74,743,163 and 0 shares issued and outstanding as of
December 31, 2009 and 2008, respectively (including 2,323,116 and 0
restricted shares, respectively)	726	375
Class B common stock, par value $0.01 per share: 250,000,000
authorized, no shares issued and outstanding	—	—
Additional paid-in capital	483,872	277,464
(Accumulated deficit) retained earnings	(10,553)	54,216
Accumulated other comprehensive loss	(520)	(1,163)

Total stockholders' equity	473,525	330,892

Total Liabilities and Stockholders' Equity	$959,441	$797,831

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Revenues
Investment banking	$10,557	$—	$—
Brokerage	17,812	—	—
Management fees	41,694	70,818	73,950
Incentive income	1,911	—	60,491
Interest and dividends	477	1,993	16,356
Reimbursement from affiliates	10,326	16,330	7,086
Other	4,732	6,853	5,086
Consolidated Funds and certain real estate entities
Interest and dividends	33,697	30,267	19,977
Other	2,695	1,472	5,276

Total revenues	123,901	127,733	188,222
Expenses
Employee compensation and benefits	96,592	84,769	123,511
Floor brokerage and trade execution	2,451	—	1,027
Interest and dividends	1,601	1,820	20,679
Professional, advisory and other fees	20,140	9,829	26,599
Service fees	4,452	3,974	2,022
Communications	2,906	1,574	1,201
Occupancy and equipment	11,835	11,401	7,249
Depreciation and amortization	5,761	4,611	2,073
Client services and business development	7,804	8,647	9,333
Goodwill impairment	—	10,200	—
Other	12,868	13,000	8,837
Consolidated Funds and certain real estate entities
Interest and dividends	14,017	28,806	11,088
Professional, advisory and other fees	6,500	2,790	9,089
Floor brokerage and trade execution	707	1,228	—
Other	2,357	1,444	837

Total expenses	189,991	184,093	223,545
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	(2,154)	(2,006)	94,078
Consolidated Funds and certain real estate entities
Net realized and unrealized gains (losses) on investments and other transactions	55,908	(216,910)	74,615
Net realized and unrealized gains (losses) on derivatives	(31,750)	6,771	10,820
Net gains (losses) on foreign currency transactions	(3,159)	11,654	(589)

Total other income (loss)	18,845	(200,491)	178,924

Income (loss) before income taxes	(47,245)	(256,851)	143,601

Income tax expense (benefit)	(8,206)	(1,301)	1,397

Net income (loss)	(39,039)	(255,550)	142,204
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	16,248	(113,786)	66,343
Special allocation to the Managing Member (see Note 19)	—	—	26,551

Net income (loss) attributable to Cowen Group, Inc. stockholders	$(55,287)	$(141,764)	$49,310

Weighted average common shares outstanding:
Basic	41,001	37,537	37,537
Diluted	41,001	37,537	37,537
Earnings (loss) per share:
Basic	$(1.35)	$(3.78)	$1.31

Diluted	$(1.35)	$(3.78)	$1.31

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interests	Total Comprehensive Income (Loss)
Balance, December 31, 2006	37,536,826	$375	$136,862	$—	$158,205	$295,442	$514,760
Comprehensive income (loss):
Net income	—	—	—	—	49,310	49,310	66,343	$115,653
Special allocation to Managing Member (see Note 19)	—	—	—	—	26,551	26,551	—	26,551
Defined Benefit Plans	—	—	—	(290)	—	(290)	—	(290)

Total comprehensive income (loss)	—	—	—	(290)	75,861	75,571	66,343	141,914
Capital contributions	—	—	128,137	—	—	128,137	192,516
Capital distributions	—	—	—	—	(19,170)	(19,170)	(184,370)
Deconsolidation of funds	—	—	—	—	—	—	(385,726)

Balance, December 31, 2007	37,536,826	375	264,999	(290)	214,896	479,980	203,523

Comprehensive income (loss):
Net loss	—	—	—	—	(141,764)	(141,764)	(113,786)	(255,550)
Defined Benefit Plans	—	—	—	(873)	—	(873)	—	(873)

Total comprehensive income (loss)	—	—	—	(873)	(141,764)	(142,637)	(113,786)	(256,423)
Capital contributions	—	—	12,465	—	—	12,465	236,886
Capital distributions	—	—	—	—	(18,916)	(18,916)	(41,687)

Balance, December 31, 2008	37,536,826	375	277,464	(1,163)	54,216	330,892	284,936

Comprehensive income (loss):
Net loss	—	—	—	—	(55,287)	(55,287)	16,248	(39,039)
Defined Benefit Plans	—	—	—	636	—	636	—	636
Foreign currency translation	—	—	—	7	—	7	—	7

Total comprehensive income (loss)	—	—	—	643	(55,287)	(54,644)	16,248	$(38,396)
Capital contributions	—	—	4,906	—	—	4,906	1,613
Capital distributions	—	—	—	—	(9,482)	(9,482)	(60,214)
Acquisition of non-controlling interest (see Note 2)	2,713,882	27	3,085	—	—	3,112	(13,482)
Common Stock issuance upon close of the Transactions (see Note 2)	15,055,619	151	114,346	—	—	114,497	1,724
Restricted stock awards issued	2,144,138	—	—	—	—	—	—
Issuance of Common Stock on share offering (see Note 19)	17,292,698	173	80,434	—	—	80,607	—
Amortization of share based compensation	—	—	3,637	—	—	3,637	—

Balance, December 31, 2009	74,743,163	$726	$483,872	$(520)	$(10,553)	$473,525	$230,825

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(39,039)	$(255,550)	$142,204
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	5,761	4,611	2,073
Share-based compensation	3,637	—	—
Interest, custody and other expenses capitalized on the note payable balance	—	1,538	3,954
Net loss on disposal of fixed assets	249	—	—
Goodwill impairment	—	10,200	—
Purchases of securities owned, at fair value	(84,350)	(44,199)	(884,030)
Proceeds from sales of securities owned, at fair value	97,299	28,890	758,039
Proceeds from the sale of short investments	—	—	(105,038)
Payments to cover short investments	—	—	159,037
Net (gains) losses on securities, derivatives and other investments	(1,891)	211	(32,157)
Consolidated Funds and certain real estate entities:
Purchases of securities owned, at fair value	—	—	(2,055,201)
Proceeds from sales of securities owned, at fair value	—	—	1,658,554
Proceeds from the sale of short investments	—	—	533,519
Payments to cover short investments	—	—	(418,580)
Purchases of other investments	(2,181)	(234,550)	(75,294)
Proceeds from sales of other investments	75,743	84,142	152,055
Net realized and unrealized (gains) losses on investments and other transactions	(39,506)	199,983	(46,262)
(Increase) decrease in operating assets:
Cash acquired upon transaction	97,903	—	—
Cash collateral pledged	203	9,564	(2,811)
Securities owned, at fair value, held at broker dealer	(34,133)	78,100	101,383
Other investments, at fair value, held at broker dealer	—	(769)	38,155
Receivable from brokers	13,279	759,982	198,011
Fees receivable	1,686	78,261	15,503
Securities purchased under agreement to resell	—	(435)	6,451
Due from related parties	9,021	8,413	(13,937)
Other assets	(1,682)	10,410	(9,089)
Consolidated Funds and certain real estate entities:
Cash and cash equivalents	(92)	4,752	(443)
Cash collateral pledged	—	—	(3,433)
Securities purchased under agreement to resell	—	—	(52,275)
Receivable from brokers	—	—	139,919
Due from related parties	—	—	17
Other assets	(645)	4,248	125
Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value, held at broker dealer	1,980	—	(26,943)
Payable to brokers	(1,304)	(767,313)	(412,990)
Compensation payable	4,425	(41,868)	6,869
Fees payable	(2,394)	(30,067)	18,169
Due to related parties	(2,446)	(2,224)	7,395
Accounts payable, accrued expenses and other liabilites	8,931	(3,393)	1,183
Consolidated Funds and certain real estate entities:
Securities sold under agreement to repurchase	—	—	183,997
Payable to brokers	—	—	61,339
Due to related parties	(136)	136	146
Accounts payable, accrued expenses and other liabilities	(20)	195	2,158

Net cash (used in) / provided by operating activities	110,298	(96,732)	51,772

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Year ended December 31,
	2009	2008	2007
(continued)
Cash flows from investing activities:
Purchases of other investments	(233)	(5,383)	(96,383)
Proceeds from sales of other investments	9,477	7,602	20,708
Sale of fixed assets	—	46	—
Purchase of fixed assets	(399)	(18,388)	(12,155)

Net cash provided by / (used in) investing activities	8,845	(16,123)	(87,830)

Cash flows from financing activities:
Securities sold under agreement to repurchase	(1,425)	—	(19,075)
Borrowings on the line of credit	—	68,203	97,000
Repayments on the line of credit	(203)	(68,254)	(94,722)
Proceeds from issuance of common stock	80,607	—	—
Purchase of non-controlling interest (see Note 2)	(10,370)	—	—
Capital contributions by members	—	11,899	128,137
Capital withdrawals to members	(23,943)	(21,059)	(27,231)
Capital withdrawals to non-controlling interests in operating entities	486	(2,500)	(7,958)
Consolidated Funds and certain real estate entities:
Borrowings on the line of credit	—	14,900	11,090
Repayments on the line of credit	(10,207)	(63,817)	(24,910)
Non-controlling interest deconsolidation	—	—	(45,222)
Capital contributions by non-controlling interests in Consolidated Funds and certain
real estate entities	1,613	235,565	192,516
Capital withdrawals to non-controlling interests in Consolidated Funds and certain
real estate entities	(55,011)	(33,372)	(177,883)

Net cash (used in) / provided by financing activities	(18,453)	141,565	31,742

Change in cash and cash equivalents	100,690	28,710	(4,316)
Cash and cash equivalents at beginning of year	46,677	17,967	22,283
Cash and cash equivalents at end of year	$147,367	$46,677	$17,967

Supplemental information
Cash paid during the year for interest	$1,277	$4,119	$24,461

Cash paid during the year for taxes	$—	$2,530	$4,045

Supplemental non-cash information
Common stock issuance to acquire non-controlling interest (see Note 2)	$20,490	$—	$—

Common stock issuance upon close of the Transactions (see Note 2)	$114,497	$—	$—

Capital contributions made through REOP Program (see Note 13)	$4,906	$3,722	$2,946

Interest, custody and other expenses capitalized on the note payable balance (see Note 18)	$—	$1,538	$3,954

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

        Cowen Group, Inc., a Delaware corporation, was formed on June 1, 2009 in connection with the Transaction Agreement and Agreement and Plan of Merger ("Transaction Agreement"), dated as of June 3, 2009, by and among Cowen Holdings, Inc., ("Cowen Holdings," formerly Cowen Group, Inc.), Lexington Merger Corp., Ramius LLC ("Ramius," formerly Park Exchange LLC) and RCG Holdings LLC ("RCG," formerly Ramius LLC). For more information related to the acquisition, see Note 2.

        Cowen Group Inc. is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen Group" or the "Company") provides alternative investment management, investment banking, research, and sales and trading services through its two business segments: alternative investment management and broker-dealer. The alternative investment management segment includes hedge funds, fund of funds, real estate, healthcare royalty funds and cash management services, offered primarily under the Ramius name. The broker-dealer segment offers industry focused investment banking services for growth-oriented companies, domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.

2. Acquisition

        On November 2, 2009, the transactions contemplated by the Transaction Agreement (the "Transactions"), were consummated including (1) the merger of Lexington Merger Corp. with and into Cowen Holdings, pursuant to which each outstanding share of common stock of Cowen Holdings was converted into one share of Class A common stock of the Company and (2) the transfer by RCG (which prior to the consummation of the Transactions operated the Ramius business) of substantially all of its assets and liabilities to Park Exchange LLC in exchange for the Company's issuance to RCG of 37,536,826 shares of Class A common stock of the Company. Following the consummation of the Transactions, each of Park Exchange LLC and Cowen Holdings became wholly owned subsidiaries of the Company, and Park Exchange LLC was renamed Ramius LLC.

        The Transactions were accounted for under the acquisition method in accordance with applicable accounting principles generally accepted in the United States of America ("GAAP"). Accordingly, the Transactions were accounted for as an acquisition by Ramius of Cowen Holdings. As such, results of operations for Cowen Holdings are included in the accompanying consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their fair value as at the acquisition date.

        Under the terms of the Transaction Agreement, each outstanding share of common stock of Cowen Holdings was converted into a share of the Class A common stock of the Company. The consideration received by Cowen Holdings's shareholders was valued at $7.55 per share, or approximately $114.5 million in the aggregate, based on the closing stock price of Cowen Holdings on October 30, 2009. This is based on the 14,883,968 shares of Cowen Holdings stock that were outstanding at the date of the completion of the Transactions, including 12,071,646 freely tradable shares, 2,784,816 restricted shares and 27,506 shares underlying vested restricted stock units at the acquisition date. The number of shares used to estimate the purchase consideration excludes 185,828 restricted shares at the acquisition date that did not vest as part of the Transactions and were not effectively purchased. Restricted shares, restricted share units and stock options of Cowen Holdings common stock at the acquisition date were converted into an equivalent number of restricted shares, restricted share units and stock options of the Company's Class A common stock.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The Company acquired Cowen Holdings due to its experienced teams and complementary strengths that will enable the combined company to take advantage of a wide variety of corporate finance and investment opportunities.

        The estimated fair value of the Company's Class A common stock issued to Cowen Holdings stockholders represents the purchase consideration in the Transactions, which was computed as follows:

	(in thousands, except per share data)
Number of Cowen Holdings common shares outstanding at closing:
Common float	12,072	(1)
Restricted shares	2,785	(2)
Restricted share units	27	(3)

Total shares issued to Cowen Holdings stockholders	14,884
Estimated market price of a Cowen Holdings common share	$7.55	(4)

Estimated purchase price of Cowen Holdings common shares	$112,374

Add: Fair value of unvested restricted shares and options issued	$2,123	(5)

Estimated purchase price	$114,497

(1)
Based on the trading float of Cowen Holdings's common shares on the acquisition date.

(2)
Based on Cowen Holdings's unvested restricted shares outstanding on the acquisition date. Excludes restricted shares that were not subject to accelerated vesting as a result of the Transactions.

(3)
Based on Cowen Holdings's restricted share units outstanding on the acquisition date.

(4)
The $7.55 share price used in calculating the estimated purchase consideration represents the closing share price of Cowen Holdings common stock on October 30, 2009.

(5)
In connection with the Transactions, each outstanding Cowen Holdings stock option was exchanged for one stock option of the Company. Each newly issued stock option was fully vested upon issuance, and has a strike price and expiration date equal to that of the original stock option. Cowen Holdings had 892,782 stock options outstanding as of the closing date. The fair value of Cowen Holdings's stock option awards was estimated to be $0.7 million based on a Black-Scholes valuation model. Also included in the $2.1 million is $1.4 million related to the fair value of pre-combination service on restricted shares that were not subject to accelerated vesting as a result of the Transactions.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The table below summarizes the fair value of identifiable assets acquired and liabilities assumed at the acquisition date as well as the acquisition date fair value of the non-controlling interest in Cowen Holdings that was acquired:

(dollars in thousands)
Cash and cash equivalents	$97,903
Cash collateral pledged	501
Securities owned, at fair value	17,555
Receivable from brokers	19,893
Other investments	17,121
Fees receivable	4,802
Due from related parties	1,061
Fixed assets, net	8,379
Intangible assets, net	17,000
Other assets	17,535
Securities sold, not yet purchased, at fair value	(12,832)
Payable to brokers	(1,304)
Compensation payable	(37,592)
Accounts payable, accrued expenses and other liabilities	(40,952)

Total identifiable net assets acquired	109,070
Non-controlling interest	(1,724)
Goodwill	7,151

Total purchase price	$114,497

        The amount of the acquired receivables and contractual amounts receivable as reflected above are shown net of approximately $0.4 million of receivables which were expected to be uncollectible.

        The non-controlling interest in Cowen Holdings at the acquisition date represents the non-controlling equity interests in Cowen Healthcare Royalty GP, LLC and CHRP Overflow Fund GP, LLC (collectively, the "CHRP GPs"), the general partners, respectively, to Cowen Healthcare Royalty Partners, L.P. and CHRP Overflow Fund, L.P. (the "CHRP Funds"), and are recorded at fair value. The CHRP GPs' only significant assets are their investments in the CHRP Funds, which invest principally in commercial-stage biopharmaceutical products and companies through the purchase of royalty or synthetic royalty interests and structured debt and equity instruments. The CHRP Funds follow industry practices for valuation techniques including discounted cash flows, Black-Scholes valuation models and sale price of recent transactions in the same or similar securities and significant inputs such as estimated future cash flows, discount rates, volatility and dividend yield to measure the fair value of the investments in the CHRP Funds. As such, the carrying value of CHRP GP's investments in the CHRP Funds, and the related non-controlling interest, approximate fair value.

        Based on the November 2, 2009 estimated purchase price allocation, the purchase price of $114.5 million exceeded the fair value of the net identifiable assets acquired and liabilities assumed of $107.3 million. As a result, the Company has recognized goodwill of $7.2 million related to the Transactions. The goodwill primarily relates to expected synergies from the merger. All of the goodwill has been assigned to the broker-dealer segment of the Company. None of the goodwill is expected to be deductible for tax purposes. See Note 10 for a discussion of the intangible assets acquired and their amortization periods.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        In addition to the purchase price consideration, the Company incurred acquisition related expenses of $12.2 million related to the Transactions, which are included in professional, advisory and other fees in the consolidated statements of operations for the year ended 2009.

        Included in the accompanying consolidated statements of operations for the year ended December 31, 2009 are revenues of $31.2 million and a net loss of $15.0 million related to Cowen Holdings for the period from November 2, 2009 through December 31, 2009. The following table provides unaudited supplemental pro forma financial information for the years ended December 31, 2009 and 2008 as if the Transactions had occurred as of the beginning of each period presented:

	Year ended December 31,
	2009	2008
	(in thousands, except per share data) (unaudited)
Pro forma total revenues	$284,459	$345,057
Pro forma net loss	(100,759)	(290,900)
Pro forma net loss attributable to Cowen Group, Inc. stockholders	(116,719)	(182,363)
Pro forma net loss per share:
Basic	$(2.12)	$(3.31)
Diluted	$(2.12)	$(3.31)

        On November 2, 2009, in connection with the Transactions, Cowen Holdings purchased from HVB Alternative Advisors LLC ("HVB") the 50% interest in Ramius Alternative Solutions LLC ("Ramius Alternative Solutions"), the Company's fund of funds business, that HVB owned in exchange for (1) the Company's issuance to HVB of 2,713,882 shares of the Company's Class A common stock and (2) approximately $10.4 million in cash, resulting in Ramius Alternative Solutions becoming an indirect wholly owned subsidiary of the Company. In accordance with applicable Financial Accounting Standards Board ("FASB") accounting standards the acquisition of the additional interest in the Company's fund of funds business was treated as an equity transaction and the difference between the fair value of the consideration paid and the carrying value of the derecognized non-controlling interest was recognized in equity.

3. Significant Accounting Policies

        These consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America. The following is a summary of the significant accounting policies followed by the Company.

a.     Basis of presentation

        The business combination between Ramius and Cowen Holdings was accounted for as an acquisition by Ramius of Cowen Holdings. As a result, the historical financial statements of Ramius have become the historical financial statements of the Company.

        The assets and liabilities of Cowen Holdings were recorded at their respective fair values, as of November 2, 2009, and combined with those of Ramius. The financial statements of the Company that include periods after November 2, 2009 reflect such fair values and were not restated retroactively to reflect the historical financial position or results of operations of Cowen Holdings. For periods after November 2, 2009, the results of operations of Cowen Holdings are included in the results of

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

operations of the Company. Stockholders' equity has been retroactively restated to include the 37,536,826 shares of Class A common stock issued to RCG at the consummation of the Transactions as the issued capital for all periods prior to the Transactions.

        These consolidated financial statements include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in these consolidated financial statements, as further discussed below, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.

        The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to GAAP as described below (the "Consolidated Funds"). Consequently, the Company's consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as non-controlling interests in consolidated subsidiaries in the accompanying consolidated financial statements. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.

b.     Principles of consolidation

        The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity ("VOE") or a variable interest entity ("VIE") under GAAP.

        Voting Interest Entities—VOEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. VOEs are consolidated in accordance with FASB accounting standards.

        Under FASB accounting standards, the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates VOEs in which it owns a majority of the entity's voting shares or units. FASB accounting standards also provide that a general partner of a limited partnership (or a managing member, in the case of a limited liability company) is presumed to control the partnership, and thus should consolidate it, unless a simple majority of the limited partners has the right to remove the general partner without cause or to terminate the partnership. In accordance with these standards, the Company presently consolidates four funds deemed to be VOEs for which it acts as the general partner.

        Variable Interest Entities—VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. Any enterprise having a controlling financial interest in a VIE is considered that VIE's primary beneficiary. In accordance with FASB accounting standards, an enterprise must consolidate all VIEs of which it is the primary beneficiary.

        The Company determines whether it is the primary beneficiary of a VIE by performing a qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

capital structure, terms of any contracts between the Company and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE.

        As at December 31, 2009 and 2008, the Company holds a significant variable interest in Ramius Enterprise Master Fund Ltd ("Enterprise Master"), Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP (the "Unconsolidated Master Funds") through three of its Consolidated Funds: Ramius Enterprise LP ("Enterprise LP"), Ramius Multi-Strategy FOF LP ("Multi-Strat FOF") and Ramius Vintage Multi-Strategy FOF LP ("Vintage FOF"), (the "Consolidated Feeder Funds"), respectively. It was determined that the Consolidated Feeder Funds were the primary beneficiaries of their respective Unconsolidated Master Funds as at December 31, 2009 and 2008. However, investment companies like the Consolidated Feeder Funds, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under FASB accounting standards, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.

        The Consolidated Feeder Funds' maximum exposure to loss related to their respective Unconsolidated Master Funds at December 31, 2009 was limited to their investment in their respective Unconsolidated Master Funds. See Note 5 for further information regarding the Company's investments.

        In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily funds and real estate entities for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.

        With the exception of the Consolidated Feeder Funds discussed above, the Company does not consolidate any of the funds or real estate entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. The Company's variable interest in these entities is generally limited to its management fees and incentive income to be earned in future periods. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services. At December 31, 2009 the Company's exposure to loss in relation to its unconsolidated VIEs, excluding its variable interest in the Unconsolidated Master Funds, was $15.9 million, of which $6.5 million is included in fees receivable and $9.4 million is included in due from related parties in the Company's consolidated statements of financial condition. See Note 5 for further information regarding the Company's investments.

        Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the consolidated statements of financial condition. The Company's equity in earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.

        The Company evaluates for impairment its equity method investments whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary.

        Cost Method Investments—When the Company does not have a controlling financial interest and does not exert significant influence over an entity's operating and financial policies, but has an investment in private equity for which market quotations are not readily available and is not otherwise accounted for at fair value, the Company accounts for its investment in accordance with the cost method of accounting.

        Other—If the Company does not consolidate an entity, apply the equity method of accounting or account for an investment under the cost method, the Company accounts for all other debt and marketable equity securities which are bought and held principally for the purpose of selling them in the near term as trading securities in accordance with FASB accounting standards, at fair value with unrealized gains (losses) resulting from changes in fair value reflected as a component of operations.

        Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to FASB accounting standards. The Consolidated Funds report their investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected as a component of operations. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Ramius Securities LLC ("Ramius Securities") and Cowen and Company, LLC ("Cowen and Company") apply the specialized industry accounting for brokers and dealers in securities also prescribed under FASB accounting standards. The Company also has retained this specialized accounting in consolidation.

c.     Use of estimates

        The preparation of the consolidated financial statements in conformity with GAAP requires the management of the Company to make estimates and assumptions that affect the fair value of securities and other investments, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the accounting for goodwill and identifiable intangible assets and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

d.     Cash and cash equivalents

        The Company considers investments in money market funds and other highly liquid investments with original maturities of three months or less which are deposited with a bank or prime broker to be cash equivalents. Cash and cash equivalents held at Consolidated Funds, although not legally restricted, are not available to fund the general liquidity needs of the Company. The Company is also exposed to credit risk as a result of cash being held at several banks.

e.     Valuation of investments and derivative contracts

        FASB accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2	Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and
Level 3
Fair value is determined based on pricing inputs that are unobservable and includes situations where there is little, if any, market activity for the asset or liability. The determination of fair value for assets and liabilities in this category requires significant management judgment or estimation.

        Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes "observable" requires significant judgment by the Company. The Company considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk of that instrument.

        The Company and its operating company subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investments is generally estimated based on proprietary models developed by the Company, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the consolidated financial statements.

        The Company primarily uses the "market approach" valuation technique to value its financial instruments measured at fair value. In determining an instrument's placement within the hierarchy, the Company separates the Company's financial instruments into three categories: securities, derivative contracts and other investments. To the extent applicable, each of these categories can further be divided between those held long or sold short.

        Securities—Securities whose values are based on quoted market prices in active markets for identical assets, and are therefore classified in level 1 of the fair value hierarchy, include active listed equities, certain U.S. government and sovereign obligations, and certain money market securities. The

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

        Certain positions for which there is a limited market, consisting primarily of convertible debt, corporate debt and loans, are stated at fair value. The estimated fair values assigned by management are determined in good faith and are based on available information considering, among other things, quotations provided by published pricing services, counterparties and other market participants, and pricing models using quoted inputs, and do not necessarily represent the amounts which might ultimately be realized. Such positions that trade in markets that are not considered to be active, but are valued based on quoted market prices, dealer quotations or alternative pricing sources which are supported by observable inputs are classified within level 2. As level 2 investments include positions that are not traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability.

        Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter ("OTC"). Exchange-traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Derivative contracts are included within other assets on the consolidated statements of financial condition.

        Other investments—Other investments measured at fair value consist primarily of portfolio funds and real estate investments, which are valued as follows:

  i.
  Portfolio funds—Portfolio funds ("Portfolio Funds") include interests in funds and investment companies managed externally by the Company and unaffiliated managers. In September 2009, the FASB issued a new accounting pronouncement regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value ("NAV") per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. The Company has adopted this guidance effective with the issuance of its December 31, 2009 financial statements. As this guidance is consistent with the Company's existing fair value measurement policy for its Portfolio funds, the Company's adoption did not have an impact on its financial condition, results of operations or cash flows.

    The Company categorizes its investments in Portfolio Funds within the fair value hierarchy dependent on the ability to redeem the investment. If the Company has the ability to redeem its investment at NAV at the measurement date or within the near term, the Portfolio Fund is categorized as a Level 2 fair value measurement. If the Company does not know when it will have the ability to redeem its investment or cannot do so in the near term, the Portfolio Fund is categorized as a Level 3 fair value measurement. See Note 5 for further details of the Company's investments in Portfolio Funds.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  ii.
  Real estate investments—Real estate investments are valued at estimated fair value. The fair value of real estate investments are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by the Company. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earning multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, the Company considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Real estate investments are reviewed on a quarterly basis by the Company for significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.

    The Company also reflects its real estate equity investments net of investment level financing. Valuation adjustments attributable to underlying financing arrangements are considered in the real estate equity valuation based on amounts at which the financing liabilities could be transferred to market participants at the measurement date.

    Real estate and capital markets are cyclical in nature. Property and investment values are affected by, among other things, the availability of capital, occupancy rates, rental rates and interest and inflation rates. In addition, the Company invests in real estate and real estate related investments for which no liquid market exists. The market prices for such investments may be volatile and may not be readily ascertainable. Amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

    The Company's real estate investments are typically categorized as Level 3 within the fair value hierarchy as management uses significant unobservable inputs in determining their estimated fair value.

        See Note 5 for further information regarding the Company's investments and fair value measurements.

f.      Due from/due to related parties

        The Company may advance amounts and pay certain expenses on behalf of employees of the Company or other affiliates of the Company. These amounts settle in the ordinary course of business. Such amounts are included in due from and due to related parties, respectively, on the consolidated statements of financial condition.

g.     Receivable from/payable to brokers, dealers and clearing brokers

        Receivable from brokers, dealers and clearing brokers includes cash held at clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales equal to the fair value of securities sold, but not yet purchased.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. The Company receives cash or collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis and may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

h.     Securities sold under agreements to repurchase and securities purchased under agreements to resell

        Transactions involving the sale of securities under agreements to repurchase are carried at their contract value and are accounted for as collateralized financings. In connection with these financings, as of December 31, 2008, the Company had pledged collateral in the amount $1.4 million, which is included in other assets in the consolidated statements of financial position. There was no collateral pledged in connection with these transactions at December 31, 2009. Transactions involving purchases of securities under agreements to resell are carried at their contract value which approximates fair value. As of December 31, 2009 and 2008, the Company held no securities purchased under agreements to resell.

        Collateral is valued periodically and the Company and its counterparties may adjust the collateral or require additional collateral to be deposited when appropriate. Collateral held by counterparties may be sold or rehypothecated by such counterparties, subject to certain limitations sometimes imposed by the Company. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the resale agreement. Collateralized repurchase agreements may result in credit exposure in the event the counterparties to the transactions are unable to fill their contractual obligations. The Company minimizes the credit risk associated with this activity by monitoring credit exposure and collateral values, and by requiring additional collateral to be promptly deposited with or returned to the Company when deemed necessary.

i.      Fixed assets

        Fixed assets are stated at cost less accumulated depreciation or amortization. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or lease term. Other fixed assets are depreciated on a straight-line basis over their estimated useful lives.

Asset	Depreciable Lives	Principal Method
Telephone and computer equipment	3-5 years	Straight-line
Computer software	3-5 years	Straight-line
Furniture and fixtures	3-8 years	Straight-line
Leasehold improvements	2-15 years	Straight-line

j.      Goodwill and intangible assets

        Goodwill represents the excess of the purchase price consideration of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company tests goodwill for impairment in accordance with the two-step method described in FASB accounting standards. The first step involves a comparison of the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

carrying amount, its goodwill is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill. See Note 10 for further discussion.

        Intangible assets with finite lives are amortized over their estimated average useful lives. The Company does not have any intangible assets deemed to have indefinite lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

k.     Legal reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with FASB accounting standards. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. The consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 17 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the consolidated statements of financial condition.

l.      Mandatorily redeemable liabilities

        Capital withdrawals from the Consolidated Funds are recognized as liabilities, net of any incentive income, when the amount requested in the withdrawal notice represents an unconditional obligation at a specified or determined date (or dates) or upon an event certain to occur. This generally may occur either at the time of the receipt of the notice, or on the last day of a reporting period, depending on the nature of the request. As a result, withdrawals paid after the end of the year, but based upon year-end capital balances are reflected as liabilities at the balance sheet date.

m.    Non-controlling interests in consolidated subsidiaries

        Non-controlling interests represent the pro rata share of the book value of the financial positions and results of operations attributable to the other owners of the consolidated subsidiaries. Non-controlling interests related to Consolidated Funds are generally subject to annual, semi-annual or

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

quarterly withdrawals or redemptions by investors in these funds, sometimes following the expiration of a specified period of time (generally one year), or may only be withdrawn subject to a redemption fee (generally ranging from 1% to 5%). Likewise, non-controlling interests related to certain other consolidated entities are generally subject to withdrawal, redemption, transfer or put/call rights that permit such non-controlling investors to withdraw from the entities on varying terms and conditions. Because these non-controlling interests are redeemable at the option of the non-controlling interests, they have been classified as temporary equity in the consolidated statements of financial condition. When redeemed amounts become legally payable to investors on a current basis, they are reclassified as a liability.

n.     Revenue recognition

        The Company generates revenue through several principal sources as more fully described below:

  Management fees

        The Company earns management fees from affiliated funds and certain managed accounts that it serves as the investment manager based on assets under management. The actual management fees received can vary depending on distribution fees or fee splits paid to third parties either in connection with raising the assets or structuring the investment.

        Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. While some investors may have separately negotiated fees pursuant to side letter arrangements, in general the management fees are as follows:

  •
  Hedge Funds—Management fees for the Company's hedge funds are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income.

  •
  Fund of Funds—Management fees for the fund of funds are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income or based on assets under management at the beginning of the month. Management fees earned from the fund of funds are based and initially calculated on estimated net asset values and actual fees ultimately earned could be impacted to the extent of any changes in these estimates.

  •
  Real Estate Funds—Management fees from the real estate funds are generally charged by their general partners at an annual rate between 1% and 1.5% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the Company's real estate funds are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to GAAP, these fees as well as all other income received by the general partners that are accounted for under the equity method of accounting and are reflected under other income instead of management fees (or any other revenue line item).

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  •
  CHRP Funds—During the investment period (as defined in the management agreement of the CHRP Funds), management fees for the CHRP Funds are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of assets under management. Management fees for the CHRP funds are calculated on a quarterly basis.

  •
  Other—the Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of 0.08% to 0.20% of assets, based on the average daily balances of the assets under management.

  Incentive income

        The Company earns incentive income based on the net profits, as defined in the respective investment management agreements with the Consolidated Funds and certain managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. Incentive income earned is typically between 10% and 20% for hedge funds and 10% for fund of funds of the net profits earned for the full year that are attributable to each fee-paying investor. Incentive income on real estate investments is earned in the year of a sale or realization of a private investment. Incentive income in the CHRP Funds is earned only after investors receive a full return of their capital plus a preferred return.

        In periods following a period of a net loss attributable to an investor, the Company does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered. Incentive income, once earned, is not subject to repayment. The Company has elected to record incentive income revenue in accordance with "Method 2" of FASB accounting standards. Under Method 2, the incentive income from Consolidated Funds and managed accounts for any period is based upon the net profits of those Consolidated Funds and managed accounts at the reporting date. Any incentive income recognized in a quarter's consolidated statement of operations may be subject to reversal in a subsequent quarter as a result of subsequent negative investment performance prior to the conclusion of the fiscal year, when all contingencies have been resolved. As a result of negative investment performance in 2008, and in the case of certain real estate funds, in 2009, the Company entered 2010 with high-water marks in many funds that the Company manages. These high-water marks require the funds to recover cumulative losses before the Company can begin to earn incentive income in 2010 and beyond until the high-water marks are reached with respect to the capital accounts of the funds' investors who suffered losses in 2008, and in the case of certain real estate funds, in 2009.

  Investment Banking

        The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy.

  •
  Underwriting fees

        The Company earns underwriting revenues in securities offerings in which the Company can act as an underwriter, such as initial public offerings, follow-on equity offerings and convertible security

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

offerings. Underwriting revenues include management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the U.S. Securities and Exchange Commission ("SEC"), or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of shares from the issuer; and (iii) the Company has been informed of the number of shares that it has been allotted.

        When the Company is not the lead manager for a registered equity underwriting transaction, management must estimate the Company's share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

  •
  Strategic/financial advisory fees

        The Company's strategic advisory revenues include success fees earned in connection with advising companies, both buyers and sellers, principally in mergers and acquisitions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  •
  Private placement fees

        The Company earns agency placement fees in non-underwritten transactions such as private placements, private investment in public equity transactions ("PIPEs") and registered direct transactions ("RDs"). The Company records private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  Brokerage

        Brokerage revenue consists of commissions, principal transactions and equity research fees.

  •
  Commissions

        Commission revenue includes fees from executing client transactions in listed securities. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis.

  •
  Principal transactions

        Principal transaction revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity securities, listed options trading, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

warrants previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

  •
  Equity research fees

        Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured.

  Interest and dividends

        Interest and dividends are earned by the Company from various sources. The Company receives interest and dividends primarily from its Consolidated Funds and its brokerage balances from invested capital. Interest is recognized on an accrual basis and interest income is recognized on the debt of those issuers who are currently paying. Interest income and expense includes premiums and discounts amortized and accreted on debt investments based on criteria determined by the Company using the effective yield method. Dividends are recognized on the ex-dividend date.

  Reimbursement from affiliates

        The Company allocates, at its discretion, certain expenses incurred on behalf of its operating subsidiaries, including its hedge fund, fund of funds and real estate businesses. These expenses relate to the administration of such subsidiaries and assets that the Company manages for its funds. In addition, pursuant to the funds' offering documents, the Company charges certain allowable expenses to the funds, including charges and personnel costs for legal, compliance, accounting, tax compliance, marketing, risk and technology expenses that directly relate to administering the assets of the funds. Such expenses that have been reimbursed at their actual costs are included in the consolidated statements of operations as employee compensation and benefits, professional, advisory and other fees, communications, occupancy and equipment, client services and business development and other.

  Other revenues

        The Company receives other revenues which is unrelated to its principal sources of revenue and which may vary from year to year. Historical sources of such other revenues primarily included deferred income from a sale-leaseback transaction of a plane, advisory fee income, and rebate income earned from stock lending activities of the Company.

        In accordance with financial reporting guidance of the AICPA Audit and Accounting Guide—Brokers and Dealers in Securities, the Company has reported securities borrowing and lending rebate interest income and expense related to the operations of Ramius Securities on a net basis in other revenues on the consolidated statements of operations. As of November 2008, Ramius Securities ceased its stock borrowing and lending activities.

o.     Investments transactions and related income/expenses

        Purchases and sales of securities, net of commissions, and derivative contracts, and the related revenues and expenses are recorded on a trade date basis with net trading gains and losses included as a component of net gains (losses) on securities, derivatives and other investments, and with respect to

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

the Consolidated Funds and other real estate entities as a component of net realized and unrealized gains (losses) on investments and other transactions and net realized and unrealized gains (losses) on derivatives, in the consolidated statements of operations.

        Net realized gains (losses) and net unrealized gains (losses) on investments and other transactions and on derivatives for Consolidated Funds and certain real estate entities for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Consolidated Funds and certain real estate entities net gains (losses) on investments and other transactions:
Net realized gains (losses) on investments and other transactions	$(12,389)	$(37,965)	$35,913
Net unrealized gains (losses) on investments and other transactions	58,026	(130,601)	11,589
Consolidated Funds and certain real estate entities net gains (losses) on derivatives:
Net realized gains (losses) on derivatives	$(26,517)	$1,581	$9,595
Net unrealized gains (losses) on derivatives	(5,233)	5,190	1,225

p.     Share-based compensation

        The Company accounts for its share-based awards granted to individuals as payment for employee services in accordance with FASB accounting standards and values such awards based on fair value methods. In accordance with these standards, unearned compensation associated with share-based awards is amortized over the vesting period of the option or award. See Note 13 for further information regarding the Company's share-based compensation plans.

q.     Employee benefit plans

        The Company recognizes, in its consolidated statements of financial condition, the funded status of its defined benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation The Company recognizes changes in the funded status of a defined benefit plan within accumulated other comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. See Note 14 for further information regarding the Company's defined benefit plans.

r.      Lease and sale-leaseback accounting

        The Company leases certain facilities and equipment used in its operations. The Company evaluates and classifies its leases as operating or capital leases for financial reporting purposes. Assets held under capital leases are included in fixed assets. Operating lease expense is recorded on a straight-line basis over the lease term. Leases with escalating rents are expensed on a straight-line basis over the life of the lease. Landlord incentives are recorded as deferred rent and amortized, as reductions to lease expense, on a straight-line basis over the life of the applicable lease.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        During June 2008, the Company sold its fractional share ownership of a business aircraft for a net gain of $0.5 million. In the same month, October LLC, a wholly owned subsidiary of the Company, also sold an aircraft through a sale-leaseback transaction. The Company is recognizing a net gain of $2.8 million over a period of sixty-seven months, the term of the lease. During the years ended December 31, 2009 and 2008, the amount of the gain recognized in the consolidated statements of operations was $0.5 million and $0.3 million, respectively. In connection with this transaction, the Company was required to maintain minimum assets under management at all times of no less than $6.5 billion. In the event that the Company does not maintain this minimum, the Company shall immediately either a) deposit collateral with a perfected security interest to secure the next twelve months' lease payments (approximately $1.8 million) or b) provide a letter of credit in the same amount. As of and during the years ended December 31, 2009 and 2008 the Company was in compliance with this minimum requirement.

s.     Income taxes

        The income tax provision reflected in the consolidated statements of operations is consistent with the liability method prescribed by GAAP. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is considered more likely than not that the benefits of net deductible temporary differences and tax loss or credit carryforwards will not be realized.

        The Company adopted the accounting guidance for uncertainty in income taxes as of April 1, 2007. It requires recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to its uncertain tax positions as a component of income tax expense.

        In accordance with federal and state tax laws, the Company was treated as a partnership and was subject to NYC UBT until November 2, 2009. After November 2, 2009, the Company is a corporation for federal, state, and local tax purposes. The Company will file a consolidated U.S. federal tax return and is liable for U.S., state and local income taxes at corporate rates. Certain subsidiaries that operate in countries other than the United States, including the United Kingdom, Japan, Hong Kong, Germany, and Austria, are subject to taxes in their respective foreign jurisdictions.

t.      Foreign currency transactions

        The Company consolidates certain foreign subsidiaries that have designated a foreign currency as their functional currency. For entities that have designated a foreign currency as their functional currency, assets and liabilities are translated into U.S. dollars based on current rates, which are the rates prevailing at each statement of financial condition date, and revenues and expenses are translated at historical rates, which are the average rates for the relevant periods. The resulting translation gains and losses, and the tax effects of such gains and losses, are recorded in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

        For subsidiaries that have designated the U.S .Dollar as their functional currency, securities and other assets and liabilities denominated in foreign currencies are translated into U.S. Dollar amounts at the date of valuation. Purchases and sales of securities and other assets and liabilities and the related income and expenses denominated in foreign currencies are translated into U.S. Dollar amounts on the

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on these balances from fluctuations arising from changes in market prices of securities and other assets/liabilities held or sold. Such fluctuations are included in the consolidated statements of operations as a component of net gains (losses) on securities, derivatives and other investments. Gains and losses primarily relating to foreign currency broker balances are included in net gains (losses) on foreign currency transactions in the consolidated statements of operations.

u.     Recent Accounting Developments

        In June 2009, the FASB issued a new accounting standard which revises the accounting for VIEs by introducing a new consolidation model. This new standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. The new model identifies two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE that are potentially significant to the VIE. In February 2010, the FASB finalized an Accounting Standards Update ("ASU") which defers the requirements of this standard for certain interests in investment funds and certain similar entities. The adoption of this new standard on January 1, 2010 is not expected to have a material impact on the Company's financial position or results of operations, as substantially all of the entities in which it holds variable interests are anticipated to qualify for the scope deferral under the ASU.

        In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets. The amendments were issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements, and a transferor's continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments are effective for reporting periods beginning on or after November 15, 2009. The adoption of the amended guidance is not expected to affect the Company's financial condition, results of operations or cash flows.

        In January 2010, the FASB issued a new accounting standard that provides amended disclosure requirements related to fair value measurements. This standard is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, adoption will not affect the Company's financial condition, results of operations or cash flows.

4. Cash collateral pledged

        As of December 31, 2009 and 2008, cash collateral pledged in the amount of $7.2 million and $6.9 million, respectively, primarily relates to a letter of credit issued to the landlord of the Company's premises in New York City (see Note 18).

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds

a.     Operating Entities

Securities owned, at fair value

        Securities owned are held by the Company and considered held for trading and carried at fair value. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.

        As of December 31, 2009 and 2008, securities owned consisted of the following at fair value:

	As of December 31,
	2009	2008
	(dollars in thousands)
U.S. Government securities*	$—	$15,309
Common stocks	11,439	—
Corporate bonds*	38,327	—
Options	1,312
Warrants and rights	1,356	—
Mutual Funds	1,719	—

	$54,153	$15,309

*
Maturities in 2009 range from January 2010 to January 2013 and interest rates ranging between 0.27% and 10.00%. Maturities in 2008 range from May 15, 2009 to September 15, 2009 and interest rates ranging between 0.37% and 0.53%.

Other investments

        At December 31, 2009 and 2008 other investments consist of the following:

	As of December 31,
	2009	2008
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$20,683	$5,975
(2) Real estate investments, at fair value	1,077	1,605
(3) Equity method investments	6,521	11,038
(4) Lehman claims, at fair value	209	209

	$28,490	$18,827

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  (1)
  Portfolio Funds, at fair value

        The Portfolio Funds as of December 31, 2009 and 2008 include the following:

	As of December 31,
	2009	2008
	(dollars in thousands)
Tapestry Investment Co PCC Ltd	$2,669	$2,758
Cowen Healthcare Royalty Partners	17,009	—
Ramius Vintage Multi-Strategy FOF Ltd	—	1,375
Ramius Value and Opportunity Fund LP	639	1,092
RCG Special Opportunities Fund, Ltd	321	555
Other affiliated funds	45	195

	$20,683	$5,975

  (2)
  Real estate investments, at fair value

        Real estate investments at December 31, 2009 and 2008 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC ("RE Manager"), a real estate operating subsidiary of the Company, of $0.2 million and $0.7 million and real estate debt investments held by the Company of $0.9 million and $0.9 million, respectively.

  (3)
  Equity method investments

        Equity method investments include investments held by the Company in several operating companies whose responsibilities primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate fund's underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 30% to 55%.The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day to day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess unilateral control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

and the Company accounts for these investments under the equity method of accounting. The following table summarizes equity method investments held by the Company:

	As of December 31,
	2009	2008
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,651	$2,624
JT Partners LLC	—	2,346
RCG Longview Partners, LLC	1,565	1,329
RCG Longview Louisiana Manager, LLC	400	1,183
RCG Urban American, LLC	605	691
RCG Urban American Management, LLC	—	729
RCG Longview Equity Management, LLC	1,360	497
Other	940	1,639

	$6,521	$11,038

        As of December 31, 2009, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

        The Company's income (loss) from equity method investments was $(3.3) million, $5.5 million, and $(1.4) million, respectively for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying consolidated statements of operations.

  (4)
  Lehman Claims, at fair value

        Lehman Brothers International (Europe) ("LBIE"), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the "Administration") in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The status and ultimate resolution of the assets under LBIE's Administration proceedings is uncertain. The assets of the Company at LBIE at the time of Administration (the "Total Net Equity Claim") consist of $1.0 million. There can be no assurance that the Total Net Equity Claim value, as determined by the Company, will be accepted by the Administrators, nor does the Company know the manner and timing in which such claim will be satisfied and the ultimate value that will be received.

        Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has decided to fair value the Total Net Equity Claim at an approximately 80% discount, which represents management's best estimate of value that ultimately may be recovered with respect to the Total Net Equity Claim (the "Estimated Recoverable

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Lehman Claim"). The Estimated Recoverable Lehman Claim was recorded at fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of Lehman unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual loss that may ultimately be incurred by the Company with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by the Company.

Securities sold, not yet purchased, at fair value

        Securities sold, not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security in the market at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. Securities sold, not yet purchased, at fair value, were $14.8 million and $0 at December 31, 2009 and 2008, respectively.

b.     Consolidated Funds

Other investments, at fair value

        Other investments held by the Consolidated Funds are comprised of:

	As of December 31,
	2009	2008
	(dollars in thousands)
(1) Portfolio Funds	$546,526	$580,581
(2) Lehman Claims	3,881	3,881

	$550,407	$584,462

  (1)
  Investments in Portfolio Funds, at fair value

        At December 31, 2009 and 2008, investments in Portfolio Funds, at fair value, included the following:

	As of December 31
	2009	2008
	(dollars in thousands)
Investments of Enterprise LP	$449,160	$423,064
Investments of consolidated fund of funds investment companies	97,366	157,517

	$546,526	$580,581

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  Consolidated investments of Enterprise LP

        In January 2008, Enterprise Master began operating under a "master—feeder" structure, whereby its shareholders are Enterprise LP and RCG II Intermediate, LP. In January 2008, the interest that the Company had in Enterprise Master of $271.0 million at December 31, 2007 was transferred to an investment in Enterprise Master's domestic feeder, Enterprise LP. Also, in January 2008, Ramius Securities transferred its investments to the Company who, in turn, contributed those assets to Enterprise Master in exchange for an equity ownership in Enterprise LP in an amount of $83.0 million. The consolidated investment in Portfolio Funds recorded in other investments on the consolidated statements of financial condition includes Enterprise LP's investment of $449.2 million and $423.1 million in Enterprise Master as of December 31, 2009 and 2008, respectively. Enterprise LP can redeem from or contribute to its investment in Enterprise Master on a monthly basis at the decision of the Company with no prior notice as cash is needed at Enterprise LP. There are no unfunded commitments at Enterprise LP. See Note 17 for unfunded commitments of Enterprise Master. Enterprise Master utilizes certain strategies including merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage-backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master has broad investment powers and maximum flexibility in seeking to achieve its investment objective. It may invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. See Note 6 for further information on the underlying investments of Enterprise Master.

Investments of consolidated fund of funds investment companies

        The investments of consolidated fund of funds investment companies of $97.4 million and $157.5 million at December 31, 2009 and 2008, respectively, include the investments of Ramius Levered Multi-Strategy FOF LP ("Levered FOF"), Multi-Strat FOF and Vintage FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC. Levered FOF's and Multi-Strat FOF's investment objectives are to invest discrete pools of their capital on a leveraged basis among portfolio managers that invest through Portfolio Funds, forming a multi-strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Vintage FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction portfolio managers designed to achieve attractive risk adjusted returns with moderate relative volatility. The following is a

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

summary of the investments held by the three consolidated fund of funds, at fair value, as of December 31, 2009 and 2008:

		December 31, 2009
		Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	Total
Description	Strategy	Fair Value	Fair Value	Fair Value	Fair Value
		(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$43,939	$—	$43,939	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	47,371	47,371	(a)
Tapestry Pooled Account V LLC*	Credit-Based	783	—	—	783	(b)
Externally Managed Portfolio Funds	Credit-Based	1,894	—	—	1,894	(b)
Externally Managed Portfolio Funds	Event Driven	2,787	—	—	2,787	(c)
Externally Managed Portfolio Funds	Hedged Equity	28	—	—	28	(d)
Externally Managed Portfolio Funds	Multi-Strategy	497	—	—	497	(e)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	56	—	—	56	(f)
Externally Managed Portfolio Funds	Other	11	—	—	11

		$6,056	$43,939	$47,371	$97,366

*
These Portfolio Funds are affiliates of the Company.

        The Company has no unfunded commitments regarding investments held by the three consolidated fund of funds.

(a)
Investments held in affiliated master funds can be redeemed on a monthly basis with no advance notice.

(b)
The Credit-Based strategy aims to generate return via positions in the credit sensitive sphere of the fixed income markets. The strategy generally involves the purchase of corporate bonds with hedging of the interest exposure. Of this balance, 43% has annual redemption policies subject to a 90-day redemption notification period. The investments held in Tapestry Pooled Account V LLC, a related fund, are held solely in a credit based fund which the fund's manager has placed in a side-pocket. The remaining amount of the investments within this category represents an investment in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated.

(c)
The Event Driven strategy is generally implemented through various combinations and permutations of merger arbitrage, restructuring and distressed instruments. Approximately 9% of the investments in this category represent investments in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated. The remaining amount of the investments in this category is in a side pocket or suspended with undetermined payout dates.

(d)
The Hedged Equity strategy focuses on equity strategies with some directional market exposure. The strategy attempts to profit from market efficiencies and direction. As of December 31, 2009, the investee fund manager has side-pocketed the Company's investment.

(e)
The Multi-Strategy investment objective is to invest discrete pools of its capital among portfolio managers that invest through investment funds, forming multi-strategy, diversified investment portfolios designed to achieve non-market directional returns with low relative volatility. The

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  investments in this category represent investments in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated.

(f)
The Fixed Income Arbitrage strategy seeks to achieve long term capital appreciation by employing a variety of strategies to generate returns without significant exposure to credit spread, interest rate changes or duration. As of December 31, 2009, the investment manager has gated the Company's investment.

		As of December 31, 2008
Description	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	Total
			(dollars in thousands)
Ramius Fixed Income Arbitrage FOF LP*	Fixed Income Arbitrage	$3,937	$—	$—	$3,937
Ramius Hedged Equity FOF LP*	Hedged Equity	1,083	—	—	1,083
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	—	72,762	—	72,762
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	57,794	57,794
Tapestry Pooled Account V LLC*	Credit-Based	1,492	—	—	1,492
Externally Managed Portfolio Funds	Credit-Based	5,570	—	—	5,570
Externally Managed Portfolio Funds	Event Driven	8,649	—	—	8,649
Externally Managed Portfolio Funds	Hedged Equity	1,214	—	—	1,214
Externally Managed Portfolio Funds	Multi-Strategy	4,471	—	—	4,471
Externally Managed Portfolio Funds	Other	545	—	—	545

		$26,961	$72,762	$57,794	$157,517

*
These Portfolio Funds are affiliates of the Company.

        Multi-Strat FOF and Vintage FOF operate under a "master-feeder" structure, whereby Multi-Strat FOF and Vintage FOF are feeder funds that make their investments primarily through their master funds, Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP, respectively. These master funds are not consolidated by the Company. See Note 6 for further information on the underlying investments of Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP.

  (2)
  Lehman Claims, at fair value

        With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master consists of $24.3 million. As a result of Enterprise Master and certain of the funds managed by the Company having assets they held at LBIE frozen in their LBIE prime brokerage account and the degree of uncertainty as to the status of those assets and the process and prospects of the return of those assets, Enterprise Master and the funds managed by the Company decided that only the investors who were invested at the time of the Administration should participate in any profit or loss relating to the Estimated Recoverable Lehman Claim. As a result, Enterprise Master and certain of the funds managed by the Company with assets held at LBIE granted a 100% participation in the Estimated Recoverable Lehman Claims to Special Purpose Vehicles (the "SPVs" or "Lehman Segregated Funds") incorporated under the laws of the Cayman Islands on September 29, 2008, whose shares were distributed to each of their investor funds. Fully redeeming investors of Enterprise LP will not be paid out on the balance invested in the SPV until the claim with LBIE is settled and assets are returned by LBIE.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        In addition, Lehman Brothers, Inc. ("LBI") was a prime broker to Enterprise Master and it holds cash balances of $5.3 million. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation ("SIPC") liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the "SIPA Trustee") as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on recent court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, the court filings also indicate that Barclays plc has submitted a substantial claim against LBI relating to an asset purchase agreement entered into by Barclays with LBIE near the time of the SIPC liquidation proceeding that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of the Company's customer claims, management has estimated recovery with respect to the Company's LBI exposure at 47%, which represents the present value of the mid point between what management believes are reasonable estimates of the low side and high side potential recovery rates with respect to the Company's LBI exposure. The estimated recoverable amount by the Company may differ from the actual recoverable amount of the pending LBI claim, and the differences may be material.

Indirect Concentration of the Underlying Investments Held by Consolidated Funds

        From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company at December 31, 2009 and 2008, the Company identified Consolidated Funds that had interests in an issuer of investments, for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). The following table presents such interests which represent the aggregate of (i) the gross amount of exposure that Consolidated Funds have through their investments held directly and (ii) the gross amount of exposure held indirectly through their investments in any Unconsolidated Master Funds:

	As of December 31, 2009
	Shares/ Principal Amount (in Local Currency)		Fair Value
	(amounts in thousands)
Harvest Energy Trust, 7.875%, October 2011		$3,415	$3,441
Harvest Energy Trust, 6.40%-7.5%, October 2012-May 2015	C$	29,202	28,169
Burlington Northern Sante Fe Corporation (common stock shares)		358	35,314
U.S. Treasury notes, 0.75%-8.75%, due September 2011-August 2020, including futures		$181,230	185,220
U.S. Treasury notes, 1.375%-3.625%, due April 2012-November 2019, including futures		$ 83,090	(82,034)

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2008
Description	Shares/ Principal Amount (in Local Currency)/ Contract Amount	Fair Value
	(amounts in thousands)
German treasury notes, 3.75%, due January 2017	€39,100	$57,978
U.S. Treasury bills, 0.0%, due June 25, 2009-September 15, 2009	$137,500	137,187
U.S. Treasury notes, 0.875%-4.125%, due 2010-2015	$71,024	71,768
Buoni Poliennali del Tesero, 4.0%, due February 1, 2017	€41,926	(58,323)
U.S. Treasury notes, 0.875%-4.75%, due 2010-2018	$266,720	(269,010)
February 2009 Puts on S&P 500 Index	13	228
January 2009 Puts on S&P 500 Index	393	9,171
March 2009 Puts on S&P 500 Index	156	5,691
February 2009 Calls on S&P 500 Index	16	505
January 2009 Calls on S&P 500 Index	213	5,690
March 2009 Calls on S&P 500 Index	276	15,014
February 2009 Puts on S&P 500 Index	116	(2,202)
January 2009 Puts on S&P 500 Index	177	(1,957)
March 2009 Puts on S&P 500 Index	164	(5,943)
February 2009 Calls on S&P 500 Index	73	(7,034)
January 2009 Calls on S&P 500 Index	520	(17,973)
March 2009 Calls on S&P 500 Index	118	(6,591)
Fannie Mae, 3.25%-3.875%, due August 2010-July 2013	$54,000	57,156
Freddie Mac, 3.25%-4.125%, due July 2010-September 2013	$48,000	51,108
Federal Home Loan Mortgage Corporation TBA, 5.5%, due February 2035	$24,000	24,510
Federal Home Loan Mortgage Corporation TBA, 4.5%-5.5%, due February 2038-February 2039	$76,000	77,064

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  Fair value measurements

        The following table presents the financial instruments recorded at fair value on the consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2009 and 2008:

  Operating Entities

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
US Government securities	$—	$—	$—	$—
Common stocks	11,081	24	334	11,439
Corporate bonds	—	38,327	—	38,327
Options	1,312	—	—	1,312
Warrants and rights	—	1,356	—	1,356
Mutual Funds	1,719	—	—	1,719
Other investments
Portfolio Funds	2,669	644	17,370	20,683
Real estate investments	—	—	1,077	1,077
Lehman claim	—	—	209	209

	$16,781	$40,351	$18,990	$76,122

	Liabilities at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$(14,307)	$—	$—	$(14,307)
Options	(505)	—	—	(505)

	$(14,812)	$—	$—	$(14,812)

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
US Government securities	$15,309	$—	$—	$15,309
Other investments
Portfolio Funds	2,758	1,247	1,970	5,975
Real estate investments	—	—	1,605	1,605
Lehman claim	—	—	209	209
Other assets
Derivative contracts	—	480	—	480

	$18,067	$1,727	$3,784	$23,578

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  Consolidated Funds' investments

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	$—	$449,160	$97,366	$546,526
Lehman claims	—	—	3,881	3,881

	$—	$449,160	$101,247	$550,407

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	$—	$423,068	$157,513	$580,581
Lehman claims	—	—	3,881	3,881

	$—	$423,068	$161,394	$584,462

        The following table includes a rollforward of the amounts for the years ended December 31, 2009 and 2008 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Operating Entities				Consolidated Funds
	Common stocks	Portfolio Funds	Real estate	Lehman claim	Portfolio Funds	Lehman claim
	(dollars in thousands)
Balance at December 31, 2007	$—	$2,048	$1,311	$—	$276,881	$—
Net purchases and sales	—	716	—	—	(73,678)	—
Transfers in (out)	—	—	—	209	—	3,881
Realized gains (losses)	—	(265)	—	—	16,589	—
Unrealized gains (losses)	—	(529)	294	—	(62,279)	—

Balance at December 31, 2008	$—	$1,970	$1,605	$209	$157,513	$3,881
Purchases	—	—	132	—	2,181	—
Sales	—	(2,226)	—	—	(72,147)	—
Transfers in (out)	334	17,121	—	—	—	—
Realized gains (losses)	—	—	—	—	4,527	—
Unrealized gains (losses)	—	505	(660)	—	5,292	—

Balance at December 31, 2009	$334	$17,370	$1,077	$209	$97,366	$3,881

        All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying consolidated statements of operations.

6. Underlying Investments of Unconsolidated Master Funds Held by Consolidated Funds

  Enterprise Master

        As discussed in Note 5, Enterprise LP's investment in Enterprise Master is equal to Enterprise LP's proportional share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

recorded. The following tables presents summarized investment information for the underlying investments and derivatives held by Enterprise Master at December 31, 2009 and 2008:

  Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	December 31, 2009		December 31, 2008
	Securities owned	Securities sold, but not yet purchased	Securities owned	Securities sold, but not yet purchased
	(dollars in thousands)
Bank debt	$1,646	$—	$5,853	$—
Commercial mortgage backed securities	2,723	—	—	—
Common stock	182,447	(47,151)	72,473	(37,303)
Convertible debt	123,060	—	20,393	(223)
Corporate bonds	181,402	(1,541)	107,593	—
Distressed debt securities	—	—	2,501	—
Exchange traded funds	—	(5,549)	33,331	(32,460)
Foreign government debt	10,374	(10,660)	57,978	(58,323)
Government-sponsored enterprise debt	—	—	209,838	—
Loans	812	—	655	—
Municipal bonds	—	—	16,538	—
Options—put	6,052	(84)	24,519	(26,075)
Options—call	2,335	(3,048)	40,551	(35,364)
OTC fx call option	5	(1)	—	—
Preferred stock	4,558	(198)	1,953	(28)
Private equity	107	—	—	—
Restricted stock	6,172	—	4,994	—
Rights	1,950	—	1,640	—
Trade claims	128	—	128	—
US Treasury Bills	—	—	137,187	—
US Treasury Notes	185,118	(82,004)	71,768	(269,010)
Warrants	6,831	—	1,185	—

	$715,720	$(150,236)	$811,078	$(458,786)

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  Derivative contracts, at fair value, owned by Enterprise Master, net

	As of December 31,
Description	2009	2008
	(dollars in thousands)
Contract for differences—long exposure	$—	$9
Contract for differences—short exposure	—	(1)
Asset swaps	295	—
Credit default swaps—protection purchased	(574)	(354)
Credit default swaps—protection sold	432	(9)
Currency forwards	691	797
Equity swaps—long exposure	(1,001)	659
Equity swaps—short exposure	—	199
Futures	(822)	1,206
Index swaps—long exposure	—	(1,338)
Interest rate call swaption—long exposure	105	633
Interest rate call swaption—short exposure	(127)	—
Interest rate swaps—long exposure	40	1,655
Interest rate swaps—short exposure	—	2,661
Total return swap	2,123	—

	$1,162	$6,117

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31,
	Strategy	2009	2008
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$2,091	$2,401
QREX, LLC*	Life Settlements	1,278	2,883
Q Capital Strategies, LLC*	Life Settlements	779	778
RCG Longview Equity Fund, LP*	Real Estate	9,036	5,580
RCG Longview II, LP*	Real Estate	2,261	2,821
RCG Longview Debt Fund IV, LP*	Real Estate	6,807	13,185
RCG Longview, LP*	Real Estate	272	231
RCG Soundview, LLC*	Real Estate	3,859	4,649
RCG Urban American Real Estate Fund, L.P.*	Real Estate	2,961	3,404
RCG International Sarl*	Multi-Strategy	7,096	4,350
Portside Growth & Opportunity Fund*	Multi-Strategy	9,753	25,380
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	110,279	99,880
Ramius Credit Opportunities Fund Ltd*	Distressed	717	2,370
RCG Endeavour, LLC*	Multi-Strategy	149	591
Ramius Leveraged Multi-Strategy Fund Ltd*	Multi-Strategy	—	2,816
RCG Energy, LLC *	Energy	23,063	—
RCG Renergys, LLC*	Energy	3	3
Energy Investments	Energy	—	16,687
Externally Managed Activist Investments	Activist	—	918
Other Private Investments	Various	16,059	16,452
Real Estate Investments	Real Estate	21,364	32,624

		$217,827	$238,003

*
These Portfolio Funds are affiliates of the Company.

  Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP

        As discussed in Note 5, Multi-Strat FOF and Vintage FOF's investments in their respective master funds are equal to their proportional share of their master fund's net assets; as a result, the investments in Portfolio Funds of the master funds reflected below exceed the net investment which Multi-Strat FOF and Vintage FOF have recorded. The following table presents summarized investment information

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

for the underlying Portfolio Funds held by Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP, at fair value, as of at December 31, 2009 and 2008:

		December 31, 2009		December 31, 2008
	Strategy	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP
		(dollars in thousands)
Ramius Fixed Income Arbitrage FOF LP*		$—	$—	$5,743	$—
Ramius Hedged Equity FOF LP*	Hedged Equity	6,725	—	15,772	—
Ramius Vintage Multi-Strategy Master FOF LP*	Multi Strategy	5,394	—	7,243	—
Tapestry Pooled Account I, LLC*	Multi-Strategy	—	—	—	5,708
Tapestry Pooled Account II, LLC*	Hedged Equity	—	5,642	—	4,152
Tapestry Pooled Account V, LLC*	Credit-Based	1,612	1,720	3,076	3,281
Externally Managed Funds	Credit-Based	4,084	1,158	5,302	2,233
Externally Managed Funds	Event Driven	9,117	13,912	13,994	26,088
Externally Managed Funds	Fixed Income Arbitrage	81	—	4,096	6,018
Externally Managed Funds	Hedged Equity	5,461	5,453	436	4,078
Externally Managed Funds	Multi Strategy	11,564	14,647	18,799	10,503
Externally Managed Funds	Other	47	—	46	—
Externally Managed Funds	Global Macro	2,081	5,321	—	—
Externally Managed Funds	Opportunistic Equity	—	2,825	—	—
Externally Managed Funds	Managed Futures	2,256	1,278	—	—

		$48,422	$51,956	$74,507	$62,061

*
These Portfolio Funds are affiliates of the Company.

7. Receivable from and Payable to Brokers

        Receivable from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds for short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the Company's prime broker agreements, these balances are presented net (assets less liabilities) across balances with the same broker. As of December 31, 2009 and 2008, receivable from brokers was $32.5 million and $25.9 million, respectively. Payable to brokers was $3.8 million at both December 31, 2009 and 2008.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities

        Other assets in Operating Entities are as follows:

	As of December 31,
	2009	2008
	(dollars in thousands)
Deposits	$1,399	$2,254
Prepaid expenses	7,092	697
Taxes receivable	10,233	423
Derivative contracts, at fair value	—	480
Other	5,477	1,130

	$24,201	$4,984

        Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2009	2008
	(dollars in thousands)
Deferred rent obligations (see Note 3r)	$6,712	$6,534
Acquired lease liability (see Note 2)	17,862
Deferred income on sale-leaseback (see Note 3r)	2,034	2,533
Equity in RCG Longview Partners II, LLC (see Note 5a(3))	5,167	—
Litigation reserve	1,500	—
Drafts payable	1,045	1,541
Prepaid payroll taxes	8,365	—
Accrued expenses and accounts payable	20,340	5,069
Accrued tax liabilities	2,241	33
Interest and dividends payable	333	5

	$65,599	$15,715

9. Fixed Assets

        As of December 31, 2009 and 2008, fixed assets consisted of the following:

	As of December 31,
	2009	2008
	(dollars in thousands)
Telephone and computer equipment	$8,730	$8,844
Computer software	4,401	3,110
Furniture and fixtures	6,039	5,357
Leasehold improvements	29,822	24,867
Other	60	60

	49,052	42,238
Less: Accumulated depreciation and amortization	(16,449)	(13,789)

	$32,603	$28,449

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Goodwill and Intangible Assets

  Goodwill

        Goodwill of $30.2 million was recognized as a result of a 2004 business combination in the fund of funds reporting unit, within the Alternative Investment Management segment.

        As a result of the Transactions discussed in Note 2, the Company recorded additional goodwill of $7.2 million during the year ended December 31, 2009. This goodwill is attributable to the Cowen and Company reporting unit, the U.S. broker-dealer subsidiary of the Company, which is a part of the broker-dealer segment.

        In accordance with FASB accounting standards, the Company tests goodwill for impairment on an annual basis, at December 31st each year, or at an interim period if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the results of the valuations performed in 2008, the Company recorded a partial impairment of goodwill in the fund of funds reporting unit during the year ended December 31, 2008 in the amount of $10.2 million. The aggregate impairment charge was primarily attributable to a decline in the assets under management at that reporting unit and the resulting decline in the expected management and incentive income. The assets under management declined from December 31, 2007 to December 31, 2008 by approximately $1.30 billion or 33%, primarily as a result of the difficult market environment in the second half of 2008.

        The following table presents the changes in the Company's goodwill balance, by segment, for the years ended December 31, 2009 and 2008:

	2009			2008
	Alternative Investment Management	Broker- Dealer	Total	Alternative Investment Management	Broker- Dealer	Total
	(dollars in thousands)
Beginning balance:
Goodwill	$30,228	$—	$30,228	$30,228	$—	$30,228
Accumulated impairment charges	(10,200)	—	(10,200)	—	—	—

Net	20,028	—	20,028	30,228	—	30,228

Activity:
Goodwill acquired	—	7,151	7,151	—	—	—
Partial goodwill impairment	—	—	—	(10,200)	—	(10,200)

	—	7,151	7,151	(10,200)	—	(10,200)

Ending balance:
Goodwill	30,228	7,151	37,379	30,228	—	30,228
Accumulated impairment charges	(10,200)	—	(10,200)	(10,200)	—	(10,200)

Net	$20,028	$7,151	$27,179	$20,028	$—	$20,028

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  Intangible assets

        Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2009 and 2008. The trade name, customer relationships, and customer contracts intangible assets were acquired in connection with the Transactions. See Note 2 for further discussion.

		December 31, 2009			December 31, 2008
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(dollars in thousands)
Investment contracts	5.0	$3,900	$(3,900)	$—	$3,900	$(3,120)	$780
Trade name	7.5	9,400	(209)	9,191	—	—	—
Customer relationships	4.0	6,800	(283)	6,517	—	—	—
Customer contracts	1.2	800	(114)	686	—	—	—

		$20,900	$(4,506)	$16,394	$3,900	$(3,120)	$780

        Amortization expense related to intangible assets was $1.4 million, $0.8 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. All of the Company's intangible assets have finite lives. There were no impairment charges related to intangible assets during the years ended December 31, 2009, 2008 and 2007.

        The estimated future amortization expense for the Company's intangible assets as of December 31, 2009 is as follows:

(dollars in thousands)
2010	$3,639
2011	2,953
2012	2,953
2013	2,670
2014	1,253
Thereafter	2,926

$16,394

11. Redeemable non-controlling interests in consolidated subsidiaries

        Non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of December 31,
	2009	2008
	(dollars in thousands)
Non-controlling interests in consolidated subsidiaries
Operating Companies	$1,713	$12,382
Consolidated Funds	229,112	272,555

	$230,825	$284,937

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands)
Income (loss) attributable to non-controlling interests in consolidated subsidiaries
Operating Companies	$602	$(5,485)	$10,488
Consolidated Funds and certain real estate entities	15,646	(108,301)	55,855

	$16,248	$(113,786)	$66,343

        In connection with the Transactions, Cowen Holdings purchased from HVB the 50% interest in Ramius Alternative Solutions that HVB owned, resulting in Ramius Alternative Solutions becoming a wholly owned subsidiary of the Company. This resulted in the derecognition of the carrying value of HVB's non-controlling interest of $13.5 million as of the acquisition date. Included in income (loss) attributable to non-controlling interests for the year-ended December 31, 2009 is $0.4 million of income attributable to HVB for the period from January 1, 2009 to November 2, 2009.

        Also in connection with the Transactions, the Company recorded non-controlling interest in the CHRP GPs of $1.7 million. See Note 2 for further information.

12. Other Revenues and Expenses

        Gross rebate income earned by Ramius Securities on securities borrowed transactions for the years ended December 31, 2009, 2008 and 2007 was $0, $17.9 million and $46.3 million and rebate interest expense incurred by Ramius Securities on securities loaned transactions was $0, $13.7 million and $43.9 million, respectively. The net rebate income for the years ended December 31, 2009, 2008 and 2007 of $0, $4.2 million and $2.4 million, respectively, were reduced by the income related to affiliates of the Company as that amount was transferred to the applicable affiliates. As a result, net rebate income from the operations of Ramius Securities of $0, $1.6 million and $1.9 million, respectively, were included in other revenues in the consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007, respectively.

        Prior to 2009, Ramius Securities acted as a placement agent for certain affiliates and real estate entities. Accordingly Ramius Securities recorded placement fee income as services were provided and revenues were earned. Placement fee income of $3.2 million was recorded in other revenues on the consolidated statements of operations for the year ended December 31, 2008. Related to these activities, Ramius Securities' affiliate, JT Partners LLC, which was dissolved in 2009, incurred compensation and other expense charges. For the years ended December 31, 2009 and 2008, Ramius Securities reimbursed JT Partners LLC for these expenses of $0.4 million and $3.2 million, respectively, which are included in other expenses on the consolidated statements of operations. As at December 31, 2009 and 2008 the amount due to JT Partners LLC totaled $0 and $4.5 million, respectively, which is included in due to related parties in the consolidated statements of financial condition.

        Other revenues for the year ended December 31, 2009 include legal settlement income of $1.9 million.

        Other expenses during the years ended December 31, 2009, 2008 and 2007, except as noted above, are primarily the general administrative expenses of operating the various operating company subsidiaries or the Consolidated Funds and certain real estate entities and research expenses.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Share-Based Compensation and Employee Ownership Plans

Share-based compensation plans in place after the Transactions

        The Company issues share-based compensation under Cowen Holdings's previously established 2006 Equity and Incentive Plan and 2007 Equity and Incentive Plan (collectively, the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 10,225,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two to five year periods. As of December 31, 2009, there were approximately 2.9 million shares available for future issuance under the Equity Plans.

        In addition to the Equity Plans, certain employees of the Company were issued RCG membership interests by RCG, a related party of the Company, in connection with the Transactions (the "RCG Grants"). The RCG Grants are subject to a service condition and vest to each employee over a period of approximately three years. Any RCG Grants forfeited are redistributed to the remaining stakeholders in RCG, which includes both employees and non-employees. The RCG Grants represent awards to employees of the Company by a related party, as compensation for services provided to the Company. As such, in accordance with FASB accounting standards, the expense related to these grants is included in the compensation expense of the Company.

        The Company measures compensation cost for share-based awards according to the fair value method prescribed by FASB accounting standards. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards over the vesting period of the option or award. Beginning with the periods after the close of the Transactions, the Company changed amortization methods from the accelerated method to the straight-line method. The Company believes this change to the straight-line method is preferable and appropriately reflects the period in which compensation expense should be recorded as it equitably matches the benefits received from the services performed by an employee over the related vesting period. The switch to the straight-line method was not material to retrospective periods, and as such, was recorded in the consolidated statements of operations on the date of the change in methodology. In relation to awards under the Equity Plans and the RCG grants, the Company recognized expense of $2.3 million and $1.3 million, respectively, for the year ended December 31, 2009. The income tax effect recognized for the Equity Plans and the RCG Grants was a benefit of $1.0 million and $0.5 million, respectively, for the year ended December 31, 2009.

  Stock Options

        The fair value of each option award is estimated on the date of grant utilizing a Black-Scholes option valuation model that uses the following assumptions:

          Expected term.     Expected term represents the period of time that options granted are expected to be outstanding. The Company elected to use the "simplified" calculation method, as applicable to companies that lack extensive historical data. The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.

          Expected volatility.     Based on the lack of sufficient historical data for the Company's own shares, the Company bases its expected volatility on a representative peer group.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

          Risk free rate.     The risk-free rate for periods within the expected term of the option is based on the interest rate of a traded zero-coupon U.S. Treasury bond with a term equal to the options' expected term on the date of grant.

          Dividend yield.     The Company has not paid and does not expect to pay dividends in the foreseeable future. Accordingly, the assumed dividend yield is zero.

        In connection with the Transactions, 892,782 stock options of Cowen Holdings common stock outstanding at the effective time of the merger were converted into stock options of the Company on a one-for-one basis. There were no other stock options granted or exercised during the years ended December 31, 2009, 2008 and 2007.

        The following table summarizes the Company's stock option activity for the year ended December 31, 2009:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance outstanding at December 31, 2008	—	$—
Options granted	—	—
Options acquired	892,782	15.06
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—

Balance outstanding at December 31, 2009	892,782	$15.06	3.81	$—

Options exercisable at December 31, 2009	831,449	$14.99	3.84	$—

(1)
Based on the Company's closing stock price of $5.92 on December 31, 2009.

        As of December 31, 2009, the unrecognized compensation expense related to the Company's grant of stock options was immaterial.

  Restricted Shares and Restricted Stock Units Granted to Employees

        In connection with the Transactions, 185,828 restricted shares of Cowen Holdings common stock outstanding at the effective time of the merger were converted into restricted shares of the Company on a one-for-one basis. The following table summarizes the Company's restricted shares and restricted stock units granted to employees activity for the year ended December 31, 2009:

	Nonvested Restricted Shares and Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2008	—	$—
Granted	2,368,354	6.85
Acquired	185,828	7.55
Vested	—	—
Forfeited	—	—

Balance outstanding at December 31, 2009	2,554,182	$6.90

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of December 31, 2009, there was $11.0 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted share units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted share units granted to employees is expected to be recognized over a weighted-average period of 2.4 years.

  RCG Grants

        The following table summarizes the Company's RCG Grants activity for the year ended December 31, 2009:

	Nonvested RCG Grants	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2008	—	$—
Granted	2,859,426	7.30
Vested	—	—
Forfeited	—	—

Balance outstanding at December 31, 2009	2,859,426	$7.30

        The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the Transactions.

        As of December 31, 2009, there was $17.3 million of unrecognized compensation expense related to the Company's RCG Grants. Unrecognized compensation expense related to nonvested restricted shares and restricted share units granted to employees is expected to be recognized over a weighted-average period of 2.8 years.

  Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members

        In connection with the Transactions, 14,177 restricted stock units held by non-employee Board members of Cowen Holdings outstanding at the effective time of the merger were converted into restricted stock units of the Company on a one-for-one basis. As of December, 2009, there were 27,876 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors, which were immediately vested and expensed upon grant. During the year ended December 31, 2009, the Company awarded 6,850 shares to former Cowen Holdings non-employee Board members and 13,699 restricted shares units to non-employee Board members.

Employee ownership plans in place prior to the Transactions

  REOP Program

        Prior to the Transactions, RCG sponsored an employee ownership plan ("REOP Program") for certain key employees. Upon the close of the Transactions, all unvested REOP units immediately vested and the plan ceased. The REOP Program provided for the granting of equity interests in RCG to certain participants ("Equity REOP"). Other participants had been granted non-equity awards which tracked the returns of an equity interest in RCG ("Phantom REOP"). Both Equity REOP and Phantom REOP awards vested over a specified service period. Once vested, Equity REOP awards

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

converted to ownership interests in RCG and Phantom REOP awards were settled in cash. Phantom REOP awards had all the same rights and privileges as Equity REOP awards except for their vesting option. Upon vesting RCG settled a portion of the Equity REOP awards in cash in order to fund minimum tax withholding requirements. It was the intention of RCG to settle in cash certain Equity REOP awards in excess of minimum tax withholding requirements. As a result, the Company applied variable accounting for both the Equity REOP and Phantom REOP awards and recorded their intrinsic value as a liability in the consolidated statements of financial condition.

        As all unvested Equity REOP and Phantom REOP units vested upon the close of the Transactions, the Company expensed any remaining unvested portions of these awards in November 2009. Compensation expense related to the REOP Program was $2.9 million, $0.3 million, and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company did not grant any awards under the REOP Program during the year ended December 31, 2009. The Company granted REOP Program awards with a grant date fair value of $3.0 million in each of the years ended December 31, 2008 and 2007.

        For the years ended December 31, 2009, 2008 and 2007, the Company did not capitalize as an asset any compensation expense and had no income tax benefit related to the REOP Program compensation arrangement. Included in compensation payable at December 31, 2008 was $2.8 million related to the REOP Program. There was no compensation payable and no unrecognized compensation expense related to REOP Program awards as of December 31, 2009.

        The following summarizes the REOP Program awards activity for the year ended December 31, 2009:

(dollars in thousands)
Unvested awards at January 1, 2009	$7,334
Awards granted during 2009	—
Awards vested/exercised during 2009	(6,987)
Awards expired during 2009	—
Awards forfeited during 2009	(347)

Unvested awards at December 31, 2009	$—

        For the year ended December 31, 2009, cash used to settle awards under the REOP Program was $1.1 million.

  Rapp Program

        Ramius Alternative Solutions LLC, (formerly known as Ramius Fund of Funds Group LLC), a wholly owned subsidiary of the Company, sponsors an employee Profit Participation Plan ("Rapp Program") for key employees. The Rapp Program provides for the granting of equity interests in related entities with initial grant values based on a certain percentage of profits of Ramius Alternative Solutions LLC. One half of the amount granted represents equity units in one of the consolidated fund-of-funds products managed by Ramius Alternative Solutions LLC chosen by senior management. Prior to the Transactions, the other half of the amount granted represents equity units of RCG. For any future grants under the Rapp Program, the other half of the amount granted will represent equity units of the Company.

        These grants, as well as any income thereon, vest over a specified service period, generally four years. Similar to the REOP Program, on vesting, the Company may settle a portion of the awards in

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

cash in order to fund tax withholding requirements. It was the intention of the Company to settle in cash certain awards in excess of minimum tax withholding requirements. As a result, the Company classified Rapp Program awards as liabilities in the consolidated financial statements. Upon the close of the Transactions, all unvested Rapp Program awards immediately vested.

        For the years ended December 31, 2009 and 2008, there were no awards granted to Rapp Program participants. For the year ended December 31, 2007, Ramius Alternative Solutions LLC granted awards with a grant date fair value of $4.7 million. For the years ended December 31, 2009, 2008 and 2007, the Company recognized compensation expense of $1.3 million, $0.9 million and $3.9 million, respectively, for the Rapp Program. There was no compensation payable and no unrecognized compensation expense related to Rapp Program awards as of December 31, 2009.

        The following summarizes the Rapp Program awards activity for the year ended December 31, 2009:

(dollars in thousands)
Unvested awards at January 1, 2009	$6,241
Awards granted during 2009	—
Awards vested/exercised during 2009	(5,857)
Awards expired during 2009	—
Awards forfeited during 2009	(384)

Unvested awards at December 31, 2009	$—

        For the year ended December 31, 2009, cash used to settle awards under the Rapp Program was $0.7 million.

14. Defined Benefit Plans

        On December 1, 2005, the Company adopted a defined benefit plan ("Cash Balance Plan") to provide retirement income to all eligible employees of the Company and its subsidiaries in accordance with the terms and conditions in the plan document. The benefits are determined based on years of credited service and employees' age. Investment policies and strategies of the Cash Balance Plan will be set by the plan trustee, as appointed by the plan administrator. The plan trustee will oversee the actual investment of plan assets into permitted asset classes to achieve targeted plan returns. There were net assets of $5.8 million and $5.2 million in the Cash Balance Plan at December 31, 2009 and 2008, respectively. Hypothetical participant balances are vested at all times. The Cash Balance Plan pays lump sum payments and will apply settlement accounting in any given year if the total lump sum payments are in excess of the total service and interest cost for the year. The Cash Balance Plan is developed to meet the requirements of Section 401(a) and Section 501(a) of the Internal Revenue Code.

        The Company's funding policy for the Cash Balance Plan is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act ("ERISA") of 1974. The Company contributed $1 million into the plan during 2009. The Company recorded a settlement loss of approximately $28,000 during the year ended December 31, 2009 in connection with terminations and related payouts occurring during the period. The Trustees of the Cash Balance Plan have decided to temporarily suspend plan contributions effective from January 1, 2009. The intent is to recommence the contributions once the economic climate improves.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The Company is currently in the process of winding down the operations of Ramius GmbH ("GmbH"), and as a result, a defined benefit plan for employees of GmbH (the "GmbH Plan") will cease. During the year ended December 31, 2009 the Company recorded additional compensation expense of $386,392 related to the GmbH Plan and made payments of $984,246. As of December 31, 2009 all liabilities under the GmbH Plan have been settled.

        In addition, Ramius Japan Ltd. and Safe Harbor Advisors, Ltd. also established defined benefit plans (the "Retirement Allowance Plans") covering their employees. There are no plan assets associated with these plans and the benefits are based on years of credited service and a percentage of the employee's compensation. The Safe Harbor Advisors, Ltd. plan was closed during 2008.

        The estimated future benefits for the above plans are an actuarial estimate of the benefits that the Company will be required to pay. A measurement date of December 31 was used for each of the actuarial calculations.

        The following amounts contained in the following tables relate to the above plans in aggregate as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007:

	As of December 31,
	2009	2008
	(dollars in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$8,193	$8,295
Service cost	459	208
Interest cost	340	443
Actuarial loss (gain)	(35)	12
Benefits paid	(11)	(235)
Curtailments	110
Lump sum settlement	(2,498)	(516)
Effect of change in currency conversion	38	(14)

Benefit obligation at end of year	$6,596	$8,193

Change in plan assets
Fair value of plan assets at beginning of year	$5,190	$5,292
Actual return on plan assets	831	(586)
Employer contributions	978	1,235
Benefits paid	(1,153)	(235)
Lump sum settlement	—	(516)

Fair value of plan assets at the end of year	$5,846	$5,190

Funded balance at end of year	$(750)	$(3,003)
Amounts recognized in the consolidated statement of financial condition
Liabilities	$750	$3,003
Accumulated benefit obligation	$6,559	$8,027

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$72	$208	$2,666
Interest cost	339	443	284
Expected return on plan assets	(328)	(397)	(262)
Amortization of (loss) / gain	(4)	67	—
Amortization of prior service cost	24	25	25
Effect of curtailment	62	24	—
Effect of settlement	12	84	—

Net periodic benefit cost	$177	$454	$2,713

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss	$(542)	$1,073
Effect of curtailment	(62)	(24)
Effect of settlement	(12)	(84)
Amortization of loss / (gain)	4	(67)
Amortization of prior service cost	(24)	(25)

Total recognized in other comprehensive loss	$(636)	$873

Total recognized in net periodic benefit cost and other comprehensive loss	$—	$1,327

Amounts recognized in accumulated other comprehensive loss
Net gain (loss)	$(154)	$(641)	$274
Prior service cost	(399)	(535)	(564)
Effect of change in currency conversion	26	13	—

Total recognized in accumulated other comprehensive loss	$(527)	$(1,163)	$(290)

Estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year
Prior service cost	$19	$24	$25
Net gain (loss)	$—	$(5)	$61

        The discount rates at December 31, 2009, 2008 and 2007 used to measure the year-end benefit obligations and the earnings effects for the subsequent year were as follows:

	Cash Balance Plan			GmbH Plan			Retirement Allowance Plan
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount Rate	6.00%	5.50%	5.50%	N/A	6.00%	5.25%	2.50%	2.50%	2.50%
Rate of Compensation Increase	N/A	N/A	N/A	N/A	5.00%	5.00%	2.50%	2.50%	2.50%

        The assumed long term rate of return on the Cash Balance Plan assets was 6% as of December 31, 2009 and 7% as of December 31, 2008 and 2007. The Company's approach in determining the long-term rate of return for plan assets is based upon historical financial market relationships that have existed over time with the presumption that this trend will generally remain constant in the future.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The composition of plan assets by asset category for the Cash Balance Plan are set forth below:

	As of December 31,
	2009	2008
	(dollars in thousands)
Ramius Multi-Strategy Fund Ltd(a)	$1,386	$1,260
External Mutual Funds—Total return(b)	2,493	2,195
External Mutual Funds—Real Return(c)	887	861
External Mutual Funds—Conservative(d)	1,080	874

	$5,846	$5,190

        The investment approach of the Cash Balance Plan is to generate a return equal to or greater than the 30-year treasury rate with relatively low risk by investing in a variety of vehicles. The Company has valued the assets in the Cash Balance Plan at fair value in accordance with the Company's investment policies (see Note 3e). The assets in the Cash Balance Plan are categorized in Level 2 of the fair value hierarchy. Investment risk is measured and monitored on an ongoing basis through semi-annual retirement committee meetings and annual liability measurements.

(a)
Ramius Multi-Strategy Fund Ltd invests substantially all of its capital through a "master feeder" structure in Ramius Intermediate Fund, L.P. which invests in funds that employ a variety of diversified, non-directional investment strategies that seek to achieve, over the long term, a target return with low volatility.

(b)
External Mutual Fund—Total Return's main objective is to achieve maximum total return by investing assets in a diversified portfolio of fixed income instruments of varying maturities which may be represented by derivatives.

(c)
External Mutual Fund—Real Return's main objective is to seek to achieve maximum total return after inflation consistent with preservation of real capital and prudent investment management.

(d)
External Mutual Fund—Conservative's main objective is to seek to achieve a high level of current income with some consideration given to the growth of capital by investing in fixed-income securities.

Estimated future benefits payments

        The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

(dollars in thousands)
2010	$2,460
2011	1,537
2012	2,907
2013	497
2014	2,637
2015-2019	5,834

$15,872

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The Company expects to contribute approximately $0.6 million to the pension plans during calendar year 2010.

15. Defined Contribution Plans

        The Company sponsors two Retirement and Savings Plans which are defined contribution plans pursuant to Section 401(k) of the Internal Revenue Code (the "401k Plans"). All full-time employees of the Company can contribute on a tax deferred basis to the 401k Plans up to 100% of their annual compensation, subject to certain limitations. The Company provides matching contributions for certain employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401k Plans. For the years ended December 31, 2009, 2008 and 2007, the Company's contributions to the Plans (and related cost recognized) were $0.7 million, $1.1 million and $1.2 million, respectively.

        GmbH contributes to employer sponsored defined contribution plans for its Austria, United Kingdom and Germany based employees. These defined contribution plans are invested with several pension providers based in Europe and the pension holders are entitled to insurance type guaranteed entitlements. The contribution amounts for the plans vary by pension provider and are also limited by the local statutory requirements. For the years ended December 31, 2009, 2008 and 2007, GmbH's contribution to defined contribution plans and related cost recognized was $0.05 million, $0.1 million and $0.1 million, respectively.

16. Income Taxes

        In accordance with federal and state tax laws, the Company was treated as a partnership and was subject to NYC UBT until November 2, 2009. After November 2, 2009, the Company is a corporation for federal, state, and local tax purposes. The Company will file a consolidated U.S. federal tax return and is liable for U.S., state and local income taxes at corporate rates.

        The components of the Company's income tax expense for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(dollars in thousands)
Current tax expense/(benefit)
Federal	$(4,227)	$—	$—
State and local	(556)	(1,742)	637
Foreign	315	441	760

Total	(4,468)	(1,301)	1,397

Deferred tax expense/(benefit)
Federal	2,256	—	—
State and local	—	—	—
Foreign	(5,993)	—	—

Total	(3,737)	—	—

Total tax expense/(benefit)	$(8,205)	$(1,301)	$1,397

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        Consolidated U.S. income/(loss) before income taxes was $(42.8) million in 2009, $(252.1) million in 2008 and $140.4 million in 2007. The corresponding amounts for non-U.S.-based income/(loss) were $(4.4) million in 2009, $(4.8) million in 2008 and $3.2 million in 2007.

        The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Pre-tax loss at U.S. statutory rate	35.0%	35.0%	35.0%
Partnership loss not subject to corporate tax	(17.5)	(35.0)	(35.0)
Change in valuation allowance	(13.0)	—	—
Deferred taxes from Consolidated Funds	12.5	—	—
Other, net	0.4	0.5	1.0

Total	17.4%	0.5%	1.0%

        As of December 31, 2009, the Company has income taxes receivable of approximately $7.9 million which is included in other assets on the consolidated statements of financial condition. This receivable mainly represents refund claims for federal taxes resulting from carrying back net operating losses to the Company's 2006 and 2008 tax returns.

        The components of the Company's deferred tax assets and liabilities as of December 31, 2009 and December 31, 2008 are as follows:

	2009	2008
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Net operating loss	$24,683	$10,290
Goodwill	15,046	—
Deferred compensation	9,073	—
Acquired lease liability	7,472	—
Unrealized losses on investments	3,983	—
Foreign tax credits	1,744	—
Other	2,979	—

Total deferred tax assets	64,980	10,290
Valuation allowance	(52,973)	(10,290)

Deferred tax assets, net of valuation allowance	12,007	—

Deferred tax liabilities
Intangible assets	(7,192)	—
Fixed assets	(4,640)	—
Other	(48)	—

Total deferred tax liabilities	(11,880)	—

Net deferred tax assets	$127	$—

        A component of deferred tax liabilities is reported in other liabilities in the consolidated statements of financial condition. All other deferred tax balances are reported in other assets.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The Company recorded a valuation allowance of approximately $53 million against its deferred tax assets of $65 million as management believes it is more likely than not that the deferred tax assets will not be realized. Separately, the Company has deferred tax liabilities of $12 million at December 31, 2009.

        As a result of the transaction and the related change in Ramius' tax status from a partnership to a corporation, the tax rate on its deferred assets and liabilities increased from approximately 4% to 35%. The change in tax rate has no net impact on the income statement as it results in an increase to both the gross deferred tax asset and the associated valuation allowance. In addition, the Company's net deferred tax asset and valuation allowance increased by $ 41.0 million, due to the inclusion of the balances of Cowen Holdings in its consolidated statements of financial condition.

        In 2009, the Company recorded a deferred tax benefit of $6 million, representing the Company's proportionate share of deferred tax benefits generated by reinsurance companies that the master fund of one of the Consolidated Funds invested in. This master fund acquired reinsurance companies in Luxembourg in the 3rd quarter of 2009 as part of a service program that provides reinsurance coverage to the master fund. In order to obtain reinsurance coverage against certain risks, this master fund, through a local subsidiary, acquired reinsurance companies in Luxembourg that had deferred tax liabilities. Pursuant to an Advance Tax Agreement upon these purchases, the local subsidiary generated deferred tax assets that fully offset these liabilities, resulting in the recognition of a deferred tax benefit.

        The Company has the following approximate net operating loss carryforwards at December 31, 2009:

Jurisdiction:	Federal	New York	Hong Kong
Net Operating Loss (in millions)	$57.0	$71.9	$4.6
Year of Expiration	2029	2029	Indefinite

        At December 31, 2009, the Company has capital loss and foreign tax credit carryovers of $0 and $1.7 million, respectively. The foreign tax credit carryforwards will expire up to 2019. As a result of the Transactions, the Company underwent a change of control under Section 382 of the Internal Revenue Code. Accordingly, a portion of the Company's deferred tax assets, in particular a portion of its net operating loss and foreign tax credit carryovers, will be subject to an annual limitation. The Company is in the process of determining the amount of this limitation; however, it is not expected for this limitation to have a material impact on the Company's financial condition. At December 31, 2008, the Company's deferred tax assets were primarily composed of net loss carryforwards in the UK and Austria generated by Ramius UK and GMBH, respectively. The losses in the UK were fully utilized in 2009, reducing the Company's current foreign tax liability. Also, because GMBH started to wind down its operations in 2009, the Austrian tax loss carryovers are no longer available for use in the future. Hence, the deferred tax assets related to these losses and the associated valuation allowance were written off as of December 31, 2009.

        The Company adopted the accounting guidance for accounting for uncertainty in income taxes as of April 1, 2007. This guidance clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Company does not have any

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

uncertain tax positions recorded for the year ended December 31, 2009. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Beginning Balance	$504	$1,775	$2,128
Additions:
Current year tax positions	—	—	—
Prior year tax positions	—	—	—
Reductions:
Expired Statute of Limitations	(504)	(1,271)	(353)

Ending Balance	$—	$504	$1,775

        The Company is subject to federal, state, and local income tax audits for its tax years 2006-2008; however, it is not currently under audit by any tax authority in the U.S. Certain foreign subsidiaries of the Company are also subject to income tax audits in their respective jurisdictions, but there are currently no audits undertaken in any of these jurisdictions.

17. Commitments and Contingencies

        The Company has entered into non-cancellable leases for office space and equipment. These leases contain escalation clauses for operating expenses and real estate taxes. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $9.7 million, $9.9 million, and $6.3 million, respectively. At December 31, 2009, future minimum annual lease payments for the Company and its affiliates were as follows:

	Minimum Lease Payments
	Equipment Leases	Facility Leases
	(dollars in thousands)
2010	$11,354	$18,517
2011	6,135	17,184
2012	3,506	16,411
2013	1,760	14,921
2014	146	10,667
Thereafter	—	59,997

	$22,901	$137,697

        During 2008, the Company entered into agreements to sublease certain of the premises for which the lease commitments are included in the above table. These subleases expire in May 2010. During the year ended December 31, 2009 and 2008, the Company recorded sublease income related to these leases of $1.9 million and $1.1 million, respectively.

        The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. The Company believes, however, that the assets in these funds are sufficient to discharge any liabilities.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        As of December 31, 2009, the Company had unfunded commitments of $8.4 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. In addition, the Company has committed to invest $27.0 million to the CHRP Funds as a limited partner of the CHRP Funds and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Funds. This commitment is expected to be called over a two to three year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through December 31, 2009, the Company has funded $15.3 million towards these commitments.

  Litigation

        In connection with Cowen Holdings's previous IPO and separation from Société Générale ("SG") in 2006, Cowen Holdings entered into an indemnification agreement with SG under which (1) SG will indemnify, and will defend and hold harmless Cowen Holdings and each of the Cowen Holdings's subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify Cowen Holdings for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the Cowen Holdings's IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters.

        The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with FASB accounting standards. To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. Although there can be no assurances as to the ultimate outcome, the Company has established reserves for litigation and regulatory matters that it believes are adequate as of December 31, 2009. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

        Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses will not have a material adverse effect on the Company's consolidated financial condition or cash flows. However, losses may be material to the Company's operating results in a future period, depending in part, on the operating results for such period and the extent to which Cowen Holdings is indemnified by SG.

        Various claims against the Company may exist in the ordinary course of business. Management of the Company does not believe that any such matter will have a material adverse effect on the Company's consolidated statements of financial condition, consolidated statements of operations or consolidated statements of cash flows.

18. Note Payable and Short-Term Borrowings

        As of December 31, 2008, the Company had a $50.0 million line of credit with a major financial institution. As of December 31, 2008, the Company had borrowings of $49.9 million under this line. The line of credit portion of $43.0 million as of December 31, 2008 accrued interest at the LIBOR rate

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

plus 2.5%. The letter of credit portion of $6.9 million as of December 31, 2008 accrued interest at a net rate of 1.25%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company also was charged a commitment fee of 0.05% of the unfunded loan balance. The loan matured on June 30, 2009. The financial institution had membership interests of $87.9 million as of December 31, 2008 in the Company which excludes withdrawals of $4.8 million effective January 1, 2009. The Company also serves as the investment manager to certain accounts managed on behalf of the financial institution.

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit. The first borrowing under this line occurred on June 30, 2009. As of December 31, 2009, the Company had borrowings of $43.0 million under the line of credit portion and $6.7 million under the letter of credit portion. At the Company's election and discretion, borrowings under this collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 0.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 2.75%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 2.75%. The 2009 collateralized revolving credit agreement was to mature on November 2, 2009 but was extended; $25 million was extended through January 4, 2010 and $25 million was extended through September 29, 2011. All terms of the extended collateralized revolving credit agreement remain the same except the following: at the Company's election and discretion, borrowings under the extended 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1,2 or 3 month LIBOR rate plus 3.5%. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 3.5%. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of December 31, 2009 and during the period from June 3, 2009 to December 31, 2009, the Company was in compliance with these covenants.

        Interest incurred on the Company's lines of credit (in combination with all previous lines of credit) for the years ended December 31, 2009, 2008 and 2007 was $1.5 million, $1.5 million and $0.5 million, respectively.

        Cash collateral pledged, on the consolidated statements of financial condition, represents collateral that was required to be posted for obligations or potential obligations under the letter of credit discussed above pursuant to the lease agreement for the Company's premises in New York City. The Company's investment in Enterprise Master through Enterprise LP has been pledged as collateral under the line of credit portion of the revolving credit agreement discussed above.

        The Company also has two additional irrevocable letters of credit, the first of which is for $100,000, which expires on July 26, 2010, supporting workers' compensation insurance with Safety National Casualty Corporation, and the second of which is for $57,000, which expires on November 14, 2010, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. Each of these letters of credit provides for automatic annual renewals, at the Company's option, on their expiration dates. As of December 31, 2009 and 2008, there were no amounts due related to these letters of credit.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        Levered FOF had a $100.0 million line of credit with a major financial institution with a minimum borrowing amount of $20.0 million. Levered FOF could borrow on this line of credit up to 72% of the amount of collateral pledged. In accordance with the loan agreement, interest accrued on the loan as well as custodian and other fees incurred by Levered FOF in connection with the loan was capitalized and added to the total outstanding balance of the loan. During 2008, due to Levered FOF going into liquidation, the minimum borrowing amount was waived. As of December 31, 2008, the outstanding balance on this line of credit was $10.0 million. This loan bears interest at LIBOR plus 1.35% per annum. Due to the floating rate of interest, its carrying value approximates fair value. At December 31, 2008, all investments owned by Levered FOF were pledged as collateral in connection with this line of credit. Interest incurred on Levered FOF's line of credit during the years ended December 31, 2009, 2008 and 2007 was $0, $1.6 million and $3.9 million, respectively. Levered FOF's line of credit was repaid in full as of February 5, 2009 and was discontinued on that date.

19. Stockholders' Equity

        The Company is authorized to issue 500,000,000 shares of common stock, which shall consist of 250,000,000 shares of Class A common stock, par value $0.01 per share, and 250,000,000 shares of Class B common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share. Subject to the rights of holders of any outstanding preferred stock, the number of authorized shares of common stock or preferred stock may be increased or decreased by the affirmative vote of the holders of a majority of the shares entitled to vote on such matters, but in no instance can the number of authorized shares be reduced below the number of shares then outstanding.

        As the Transactions were accounted for as a reverse acquisition by Ramius of Cowen Holdings, the 37,536,826 shares of the Company's Class A common stock issued to RCG at the consummation of the Transactions are accounted for as having been issued for all periods prior to the acquisition date.

  Common stock

        The certificate of incorporation of the Company provides for two classes of common stock, and for the convertibility of each class into the other, to provide a mechanism by which holders of Class A common stock of the Company who may be limited in the amount of voting common stock of the Company they can hold pursuant to federal, state or foreign bank laws, to convert their shares into non-voting Class B common stock to prevent being in violation of such laws. Each holder of Class A common stock is entitled to one vote per share in connection with the election of directors and on all other matters submitted to a stockholder vote, provided, however, that, except as otherwise required by law, holders of Class A common stock are not entitled to vote on any amendment to the Company 's amended and restated certificate of incorporation that relates solely to the terms of one or more outstanding series of the Company's preferred stock, if holders of the preferred stock series are entitled to vote on the amendment under the Company's certificate of incorporation or Delaware law. No holder of Class A common stock may accumulate votes in voting for directors of the Company.

        Each holder of Class B common stock is not entitled to vote except as otherwise provided by law, provided however that the Company must obtain the consent of a majority of the holders of Class B common stock to effect any amendment, alteration or repeal of any provision of the Company's amended and restated certificate of incorporation or amended and restated by-laws that would adversely affect the voting powers, preferences or rights of holders of Class B common stock. Except as otherwise provided by law, Class B common stock shares will not be counted as shares held by stockholders for purposes of determining whether a vote or consent has been approved or given by the requisite percentage of shares.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        Each share of Class A common stock is convertible at the option of the holder and at no cost into one share of Class B common stock, and each share of Class B common stock is convertible at the option of the holder and at no cost into one share of Class A common stock. The conversion ratios will be adjusted proportionally to reflect any stock split, stock dividend, merger, reorganization, recapitalization or other change in the Class A common stock and Class B common stock. Upon conversion, converted shares resume the status of authorized and unissued shares.

        Subject to the preferences of the holders of any of the Company's preferred stock that may be outstanding from time to time, each share of Class A common stock and Class B common stock will have an equal and ratable right to receive dividends and other distributions in cash, property or shares of stock as may be declared by the Company's board of directors out of assets or funds legally available for the payment of dividends and other distributions.

        In the event of the liquidation, dissolution or winding up of the Company, subject to the preferences of the holders of any preferred stock of the Company that may be outstanding from time to time, holders of Class A common stock and Class B common stock will be entitled to share equally and ratably in the assets available for distribution to the Company's stockholders. There are no redemption or sinking fund provisions applicable to the Class A or the Class B common stock.

        On November 2, 2009, in connection with Transactions, the Company issued of 37,536,826 shares of Class A common stock to RCG and 2,713,882 shares of Class A common stock to HVB. In addition, 15,042,290 shares of Cowen Holdings's stock were converted into an equivalent number of the Company's Class A common stock.

        In December 2009, the Company completed a public offering of 17,292,698 shares of Class A common stock, resulting in approximately $82 million of additional equity. An additional 284,655 shares were sold in connection with this offering. These shares were held by RCG and attributable to certain of its non-affiliate members who withdrew one-third of their capital in RCG as of December 31, 2009. RCG distributed the net proceeds from the sale of these shares to those members to satisfy such withdrawals. As of December 31, 2009, RCG holds 37,252,171 shares of the Company's Class A common stock.

  Preferred stock

        The Company's amended and restated certificate of incorporation permits the Company to issue up to 10,000,000 shares of preferred stock in one or more series with such designations, titles, voting powers, preferences and rights and such qualifications, limitations and restrictions as may be fixed by the board of directors of the Company without any further action by the Company's stockholders. The Company's board of directors may increase or decrease the number of shares of any series of preferred stock following the issuance of that series of preferred stock, but in no instance can the number of shares of a series of preferred stock be reduced below the number of shares of the series then outstanding.

  Special allocation

        Prior to the Transactions, in accordance with the Ramius operating agreement, the Managing Member was entitled to receive a special allocation equal to 35% of the net profits (the "Special Allocation") in any fiscal year that Ramius had net income. Net income (after Special Allocation) or net loss was then allocated pro-rata in accordance with the Ramius operating agreement. In general, the net income (after Special Allocation) or net loss was then allocated among the members (including the Managing Member) in proportion to each member's capital interest. For the year ended

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 the Special Allocation was $26.6 million. There was no Special Allocation during year ended December 31, 2009 or 2008 due to Ramius's net loss.

20. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with FASB accounting standards. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of December 31, 2009, there were 74,743,163 shares outstanding, of which 2,323,116 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 13,699 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. Stock options, restricted shares, and restricted share units outstanding as of December 31, 2009 were not included in the computation of diluted net loss per common share for the year ended December 31, 2009 as their inclusion would have been anti-dilutive. There were no restricted shares, restricted share units, or stock options outstanding during the years ended 2008 and 2007.

        In calculating earnings per share for the periods prior to the November 2, 2009 transaction date, the net earnings (loss) amounts represent the results for the former Ramius, and the shares outstanding represents the number of shares received by the former Ramius in the Transactions (see Note 2). The computation of earnings per share is as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Net (loss) income attributable to Cowen
Group, Inc. shareholders	$(55,287)	$(141,764)	$49,310

Shares for basic and diluted calculations:
Average shares used in basic computation	41,001	37,537	37,537
Stock options	—	—	—
Restricted shares	—	—	—

Average shares used in diluted computation	41,001	37,537	37,537

Earnings (loss) per share:
Basic	$(1.35)	$(3.78)	$1.31
Diluted	$(1.35)	$(3.78)	$1.31

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

21. Segment Reporting

        The Company conducts its operations through two segments: the alternative investment management segment and the broker-dealer segment (subsequent to the Transactions). These activities are conducted primarily in the United States and substantially all of its revenues are generated domestically. The performance measure for these segments is Economic Income, which management uses to evaluate the financial performance of and make operating decisions for the segment including determining appropriate compensation levels.

        The chief operating decision maker uses Economic Income to assess the performance of the segments and make operating decisions for the segments. Economic Income is a pre-tax measure that (i) presents the segments' results of operations without the impact resulting from the consolidation of any of the Consolidated Funds and (ii) excludes goodwill impairment, and (iii) excludes the reorganization expenses for the Transactions and one-time equity awards made in connection with the Transactions.

        As further stated below, one major difference between Economic Income and GAAP income is that Economic Income presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. Consolidation of these funds results in including in income the pro rata share of the income or loss attributable to other owners of such entities. This pro rata share has no effect on the overall financial performance for the Alternative Investment Management segment, as ultimately, this income or loss is not income or loss for the Alternative Investment Management segment itself. Included in Economic Income is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following tables set forth operating results for the Company's alternative investment management and broker-dealer segments and related adjustments necessary to reconcile the Company's Economic Income measure to arrive at the Company's consolidated income before income taxes:

	Year Ended December 31, 2009
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Income	Funds Consolidation	Other Adjustments		GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$10,557	$10,557	$—	$—		$10,557
Brokerage	—	17,812	17,812	—	—		17,812
Management fees	53,940	—	53,940	(4,024)	(8,222	)(a)	41,694
Incentive income	(6,996)	—	(6,996)	—	8,907	(a)	1,911
Investment Income	21,958	—	21,958		(21,958	)(c)	—
Interest and dividends	—	—	—	—	477	(c)	477
Reimbursement from affiliates	—	—	—	(718)	11,044	(b)	10,326
Other Revenue	3,536	—	3,536	—	1,196	(c)	4,732
Consolidated Funds	—	—	—	36,392	—		36,392

Total revenues	72,438	28,369	100,807	31,650	(8,556)		123,901
Expenses
Employee compensation and benefits	63,207	30,032	93,239	—	3,353		96,592
Interest and dividends	1,549	—	1,549	—	52	(c)	1,601
Non-compensation expenses	43,807	14,620	58,427	—	9,790	(c)(d)	68,217
Goodwill impairment	—	—	—	—	—	(b)	—
Reimbursement from affiliates	(11,044)	—	(11,044)	—	11,044	(b)	—
Consolidated Funds	—	—	—	23,581	—		23,581

Total expenses	97,519	44,652	142,171	23,581	24,239		189,991
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	(2,154	)(c)	(2,154)
Consolidated Funds	—	—	—	1,588	19,411		20,999

Total other income (loss)	—	—	—	1,588	17,257		18,845

Income (loss) before income taxes and non-controlling interests	(25,081)	(16,283)	(41,364)	9,657	(15,538)		(47,245)

Income taxes	—	—	—	(5,989)	(2,217	)(b)	(8,206)

Economic Income (Loss) / Net income (loss) before non-controlling interests	(25,081)	(16,283)	(41,364)	15,646	(13,321)		(39,039)
Less: Income (loss) attributable to non-controlling interests	602	—	602	15,646	—		16,248
Less: Special allocation to the Managing Member	—	—	—	—	—		—

Economic Income (Loss) / Net Income (loss) available to all Members	$(25,683)	$(16,283)	$(41,966)	$0	$(13,321)		$(55,287)

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2008
		Adjustments
	Alternative Investment Management	Funds Consolidation	Other Adjustments		GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$—	$—		$—
Brokerage	—	—	—		—
Management fees	84,621	(5,210)	(8,593	)(a)	70,818
Incentive income	(2,586)	—	2,586	(a)	—
Investment Income	(104,939)	—	104,939	(c)	—
Interest and dividends	—	—	1,993	(c)	1,993
Reimbursement from affiliates	—	(1,064)	17,394	(b)	16,330
Other Revenue	4,004	—	2,849	(c)	6,853
Consolidated Funds	—	31,739	—		31,739

Total revenues	(18,900)	25,465	121,168		127,733
Expenses
Employee compensation and benefits	84,769	—	—		84,769
Interest and dividends	1,500	—	320	(c)	1,820
Non-compensation expenses	50,591	—	2,445	(c)(d)	53,036
Goodwill impairment	—	—	10,200	(b)	10,200
Reimbursement from affiliates	(17,394)	—	17,394	(b)	—
Consolidated Funds	—	34,268	—		34,268

Total expenses	119,466	34,268	30,359		184,093
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	(2,006	)(c)	(2,006)
Consolidated Funds	—	(99,482)	(99,003)		(198,485)

Total other income (loss)	—	(99,482)	(101,009)		(200,491)

Income (loss) before income taxes and non-controlling interests	(138,366)	(108,285)	(10,200)		(256,851)

Income taxes	—	—	(1,301	)(b)	(1,301)

Economic Income (Loss) / Net income (loss) before non-controlling interests	(138,366)	(108,285)	(8,899)		(255,550)
Less: Income (loss) attributable to non-controlling interests	(5,501)	(108,285)	—		(113,786)
Less: Special allocation to the Managing Member	—	—	—		—

Economic Income (Loss) / Net Income (loss) available to all Members	$(132,865)	$—	$(8,899)		$(141,764)

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2007
		Adjustments
	Alternative Investment Management	Funds Consolidation	Other Adjustments		GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$—	$—		$—
Brokerage	—	—	—		—
Management fees	77,149	(2,232)	(967	)(a)	73,950
Incentive income	66,357	(1,293)	(4,573	)(a)	60,491
Investment Income	118,709		(118,709	)(c)	—
Interest and dividends	—		16,356	(c)	16,356
Reimbursement from affiliates	—	—	7,086	(b)	7,086
Other Revenue	2,871	—	2,215	(c)	5,086
Consolidated Funds	—	25,253	—		25,253

Total revenues	265,086	21,728	(98,592)		188,222
Expenses
Employee compensation and benefits	123,511	—	—		123,511
Interest and dividends	539	—	20,140	(c)	20,679
Non-compensation expenses	60,377	—	(2,036	)(c)(d)	58,341
Goodwill impairment	—	—	—	(b)	—
Reimbursement from affiliates	(7,086)		7,086	(b)	—
Consolidated Funds	—	21,014	—		21,014

Total expenses	177,341	21,014	25,190		223,545
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	94,078	(c)	94,078
Consolidated Funds	—	55,142	29,704		84,846

Total other income (loss)	—	55,142	123,782		178,924

Income (loss) before income taxes and non-controlling interests	87,745	55,856	—		143,601

Income taxes	—	—	1,397	(b)	1,397

Economic Income (Loss) / Net income (loss) before non-controlling interests	87,745	55,856	(1,397)		142,204
Less: Income (loss) attributable to non-controlling interests	10,487	55,856	—		66,343
Less: Special allocation to the Managing Member	—	—	26,551		26,551

Economic Income (Loss) / Net Income (loss) available to all Members	$77,258	$—	$(27,948)		$49,310

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following is a summary of the adjustments made to US GAAP net income (loss) for the segment to arrive at Economic Income:

        Funds Consolidation:    The impacts of consolidation and the related elimination entries of the Consolidated Funds are not included in Economic Income. Adjustments include elimination of incentive income and management fees earned from the Consolidated Funds and addition of fund expenses excluding management fees paid, fund revenues and investment income (loss).

  Other Adjustments:

  (a)
  Economic Income recognizes revenues (i) net of distribution fees paid to agents and (ii) our proportionate share of revenues of certain real estate operating entities for which the investments are recorded under the equity method of accounting for investments.

  (b)
  Economic Income excludes goodwill impairment and income taxes as management does not consider this item when evaluating the performance of the segment. Also, reimbursement from affiliates is shown as a reduction of Economic Income expenses, but is included as a part of revenues under US GAAP.

  (c)
  Economic Income recognizes our income from proprietary trading net of related expenses. From October 1, 2007 substantially all of the Company's proprietary trading income/loss is generated from its investment in Enterprise LP and other Ramius managed funds. Prior to October 1, 2007, the income/loss is generated from its direct investments. Adjustment for periods after October 1, 2007 relates to the elimination of equity income from the Ramius managed funds in which the Company has direct investments and adjustments for periods prior to October 1, 2007 relates to the classification of the proprietary trading income and expenses to the respective US GAAP line items.

  (d)
  Economic Income recognizes our proportionate share of expenses for certain real estate operating entities for which the investments are recorded under the equity method of accounting for investments.

        Substantially all of the Company's revenues are earned from the sponsored funds which the Company manages. For the year ended December 31, 2009, there was no one fund or other customer which represented more than 10% of the Company's total revenues. For the year ended December 31, 2008, the Company recorded revenues of $16.0 million and $14.7 million from two Ramius managed funds, which represented more than 10% each of the Company's total revenues. For the year ended December 31, 2007, the Company recorded revenues of $28.4 million and $27.5 million from two Ramius managed funds, which represented more than 10% each of the Company's total revenues.

22. Regulatory Requirements

        Ramius Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Ramius Securities has elected to use the alternative method, permitted by the Rule, which requires that Ramius Securities maintain net capital in an amount not less than $2,500 for each security in which it makes a market based on the average number of such markets made by such broker or dealer during the 30 days immediately preceding the computation date. Since Ramius Securities has elected not to be subject to the Aggregate Indebtedness Standard (a)(1)(i) of the Rule and Ramius Securities has not made a market in any securities since January 2006, Ramius Securities shall not permit its net capital to be less than $250,000. As of

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, Ramius Securities had net capital of $1.3 million, which was approximately $1.0 million in excess of its required minimum net capital requirement.

        As a registered broker-dealer, Cowen and Company is also subject to the Rule. Under the alternative method permitted by the Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2009, Cowen and Company had net capital of approximately $51.4 million, which was approximately $50.4 million in excess of its minimum net capital requirement of $1.0 million.

        Ramius Securities and Cowen and Company are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.

        Proprietary accounts of introducing brokers ("PAIB") held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, if applicable.

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At December 31, 2009, Ramius UK's Financial Resources of $1.6 million exceeded its minimum requirement of $0.4 million by $1.2 million. At December 31, 2009, CIL's Financial Resources of $4.3 million exceeded its minimum requirement of $2.8 million by $1.5 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At December 31, 2009, CLAL's Financial Resources of $0.3 million exceeded the minimum requirement of $0.01 million by $0.3 million.

23. Related Party Transactions

        The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, Cowen Healthcare Royalty Management, LLC ("CHRP Management"), and Cowen Healthcare Royalty Partners, L.P. (the "CHRP Fund") and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable from related parties represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts.

        The Company may, at its discretion, waive certain of the fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the years ended December 31, 2009, 2008, and 2007, the Company reimbursed the funds that it manages $5 million, $24.6 million and $43.0 million, respectively, which were recorded net in management fees and incentive income in the consolidated statements of operations. At December 31, 2009 and 2008, related amounts still payable were $2.7 million and $7.8 million, respectively, and were reflected in fees payable in the consolidated statements of financial condition.

        Pursuant to the operating agreement for its subsidiary Ramius Alternative Solutions LLC, the Company is required to pay certain distribution fees on assets raised by third party distributors. Such distribution fees are reported as client services and business development in the consolidated

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

statements of operations and for the years ended December 31, 2009, 2008 and 2007 equaled $1.7 million, $3.6 million and $4.6 million, respectively. At December 31, 2009 and 2008, related amounts still payable were $0.5 million and $0.3 million, respectively, and were reflected in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

        As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the consolidated statements of financial condition. The remaining balance yet to be paid was $2.6 million and $3.2 million as of December 31, 2009 and 2008, respectively. Of such amounts outstanding at December 31, 2009, $0.7 million will be paid in 2010.

        Included in due from related parties at December 31, 2008 was approximately $7.5 million related to principal advances. These amounts were generally short term in nature and had various interest rates but no less than the applicable federal rate of interest as required by the Internal Revenue Service. There were no principle advances at December 31, 2009. The Company may also make loans to employees or other affiliates. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in receivable from affiliates in the consolidated statement of financial condition. As of December 31, 2009 and 2008, loans to employees of $1.9 million and $0.8 million, respectively, and were included in due from related parties on the consolidated statement of financial condition. For the years ended December 31, 2009, 2008 and 2007, interest of $0.1 million, $0.3 million and $0.6 million was charged for these loans and advances, respectively. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.

        Included in due to related parties is approximately $5.0 million and $1.8 million at December 31, 2009 and 2008, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.

        In 2007, the Company, being the Investment Manager of certain unconsolidated funds, voluntarily paid $7.1 million of third party advisory fees expense on behalf of these funds.

24. Guarantees

        FASB accounting standards require the Company to disclose information about its obligations under certain guarantee arrangements. Those standards define guarantees as contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying security (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or nonoccurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Those standards also define guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

        In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss to be remote.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The Company indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. The Company also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

        The Company is a member of various securities exchanges. Under the standard membership agreements, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the consolidated statements of financial condition for these arrangements.

        The Company also provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The Company may also provide standard indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

25. Subsequent Events

        On January 4, 2010, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $25 million to HVB AG, reducing its revolving line of credit balance.

Supplemental Financial Information

        The following table presents unaudited quarterly results of operations for 2009 and 2008. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.

Cowen Group, Inc.
Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(in thousands, except per share data)
Total revenues	$20,725	$17,032	$16,462	$69,682
Net Income (loss) before income taxes	(11,269)	(10,801)	(1,915)	(23,260)
Provision (benefit) for taxes	(66)	17	(5,929)	(2,228)
Net Income (loss)	(11,203)	(10,818)	4,014	(21,032)
Net Income (loss) attibutable to non-controlling interests in consolidated subsidiaries	(2,404)	6,393	9,899	2,360
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(8,799)	$(17,211)	$(5,885)	(23,392)
Earnings (loss) per share:
Basic and diluted	$(0.23)	$(0.46)	$(0.16)	$(0.46)
Weighted average number of common shares:
Basic and diluted	37,537	37,537	37,537	51,279

	Quarter Ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except per share data)
Total revenues	$29,813	$33,831	$36,819	$27,270
Net Income (loss) before income taxes	(35,369)	28,859	(110,422)	(139,919)
Provision (benefit) for taxes	65	119	554	(2,039)
Net Income (loss)	(35,434)	28,740	(110,976)	(137,880)
Net Income (loss) attibutable to non-controlling interests in consolidated subsidiaries	(13,175)	9,786	(48,787)	(61,610)
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(22,259)	$18,954	$(62,189)	$(76,270)
Earnings (loss) per share:
Basic and diluted	$(0.59)	$0.50	$(1.66)	$(2.03)
Weighted average number of common shares:
Basic and diluted	37,537	37,537	37,537	37,537

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
	By:	/s/ PETER A. COHEN
	Name:	Peter A. Cohen
Date: March 25, 2010	Title:	Chairman of the Board, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. COHEN Peter A. Cohen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 25, 2010
/s/ STEPHEN A. LASOTA Stephen A. Lasota	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2010
/s/ DAVID M. MALCOLM David M. Malcolm	Director	March 25, 2010
/s/ JULES B. KROLL Jules B. Kroll	Director	March 25, 2010
/s/ JEROME S. MARKOWITZ Jerome S. Markowitz	Director	March 25, 2010
/s/ JACK H. NUSBAUM Jack H. Nusbaum	Director	March 25, 2010
/s/ L. THOMAS RICHARDS, M.D. L. Thomas Richards, M.D.	Director	March 25, 2010
Edoardo Spezzotti	Director	March 25, 2010
/s/ JOHN E. TOFFOLON, JR. John E. Toffolon, Jr.	Director	March 25, 2010
/s/ CHARLES W.B. WARDELL, III Charles W.B. Wardell, III	Director	March 25, 2010
/s/ JOSEPH R. WRIGHT Joseph R. Wright	Director	March 25, 2010

Exhibit Index

Exhibit No.	Description
2.1	Transaction Agreement and Agreement and Plan of Merger, dated as of June 3, 2009, by and among Cowen Group, Inc., Lexington Park Parent Corp., Lexington Merger Corp., Park Exchange LLC and Ramius LLC (included as Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed on July 10, 2009).
3.1	Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Amended and Restated By-Laws of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
4.1	Form of Class A Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
10.1
Registration Rights Agreement, dated as of November 2, 2009, by and among the Company, RCG Holdings LLC, BA Alpine Holdings, Inc., Bayerische Hypo-und Vereinsbank AG, and HVB Alternative Advisors Inc. (previously filed as Exhibit 10.1 to the Form 8-K filed November 5, 2009).
10.2
Secured Revolving Credit Agreement, dated as of November 2, 2009, by and among the Company, as Borrower, the various Lenders party thereto from time to time and Bayerische Hypo- und Vereinsbank AG, New York Branch, as Administrative Agent, Issuer of the Letter of Credit, Fronting Bank and a Lender (previously filed as Exhibit 10.2 to the Form 8-K filed November 5, 2009).
10.3
Asset Exchange Agreement, dated as of June 3, 2009, by and among RCG Holdings LLC, HVB Alternative Advisors LLC, Bayerische Hypo- und Vereinsbank AG, Cowen Group, Inc., Cowen Group, Inc. and Lexington Merger Corp., as amended by the First Amendment to Asset Exchange Agreement, dated as of July 9, 2009 (included as Appendix B to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed July 10, 2009).
10.4
Employment Agreement of Peter A. Cohen, dated as of June 3, 2009, by and among Peter A. Cohen, Ramius LLC, Cowen Group, Inc. and RCG Holdings LLC (previously filed as Exhibit 10.3 to the First Amendment to the Registration Statement on Form S-4 filed August 17, 2009).*
10.5
Employment Agreement of Morgan Stark, dated as of June 3, 2009, by and among Morgan Stark, Ramius LLC, Cowen Group, Inc. and RCG Holdings LLC (previously filed as Exhibit 10.4 to the First Amendment to the Registration Statement on Form S-4 filed August 17, 2009).*
10.6
Appendix A to Employment Agreement of Morgan Stark, dated as of June 3, 2009, by and between Morgan Stark, Ramius LLC and RCG Holdings LLC (previously filed as Exhibit 10.5 to the First Amendment to the Registration Statement on Form S-4 filed August 17, 2009).*

Exhibit No.	Description
10.7	Employment Agreement of Thomas Strauss, dated as of June 3, 2009, by and among Thomas Strauss, Ramius LLC, Cowen Group, Inc. and RCG Holdings LLC (previously filed as Exhibit 10.6 to the First Amendment to the Registration Statement on Form S-4 filed August 17, 2009).*
10.8
Employment Agreement of David M. Malcolm, dated as of June 3, 2009, by and among David M. Malcolm, Cowen Group, Inc., RCG Holdings LLC and Cowen Holdings, Inc. (previously filed as Exhibit 10.8 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
10.9
Appendix A to Employment Agreement of David M. Malcolm, dated as of June 3, 2009, by and between David M. Malcolm and Cowen Group, Inc. (previously filed as Exhibit 10.9 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.10
Employment Agreement of Christopher A. White, dated as of July 10, 2009, by and among Christopher A. White, Cowen Group, Inc., and Cowen Holdings, Inc. (previously filed as Exhibit 10.10 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.11
Employment Agreement of Jeffrey Solomon, dated as of June 3, 2009, by and among Jeffrey Solomon, Ramius LLC (f/k/a Park Exchange LLC), Cowen Group, Inc. (f/k/a LexingtonPark Parent Corp.) and RCG Holdings LLC (f/k/a Ramius LLC) (previously filed as Exhibit 10.5 to the Form 8-K filed November 5, 2009).*
10.12
Amendment to the Investment Management Agreement, dated as of June 3, 2009, by and between Ramius LLC (f/k/a Ramius Capital Group, L.L.C. and successor by assignment from Ramius Securities, L.L.C.) and Alpine Cayman Islands Limited (f/k/a Bank Austria Cayman Islands Limited) (previously filed as Exhibit 99.14 to the First Amendment to the Registration Statement on Form S-4 filed August 17, 2009).^
10.13
Second Amendment to the Investment Reporting Agreement, dated as of June 3, 2009, by and between Ramius Fund of Funds Group LLC (f/k/a Ramius HVB Partners LLC, New York) and Bayerische Hypo- und Vereinsbank AG, Munich) (previously filed as Exhibit 99.15 to the First Amendment to the Registration Statement on Form S-4 filed August 17, 2009.).^
10.14
Lease, dated as of June 22, 2007 by and between 599 Lexington Avenue LLC and Ramius LLC (as successor in interest to RCG Holdings LLC (f/k/a Ramius Capital Group, LLC)), as amended by the First Amendment to Lease, dated as of June 9, 2008, by and between BP 599 Lexington Avenue LLC and Ramius LLC (as successor in interest to RCG Holdings LLC (f/k/a Ramius LLC)) (previously filed as Exhibit 10.14 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
10.15	Sublease, dated as of December 19, 2005, by and between Société Générale and SG Cowen & Co., LLC. (previously filed as Exhibit 10.15 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
10.16	Lease, dated as of October 29, 1993 by and between Rock-McGraw, Inc. and Société Générale (previously filed as Exhibit 10.16 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
10.17	Supplemental Indenture, dated as of May 5, 1998, by and between Rock-McGraw, Inc. and Société Générale (previously filed as Exhibit 10.17 to Amendment No. 2 to Form S-1 filed on December 14, 2009).

Exhibit No.	Description
10.18	Indemnification Agreement, dated as of July 11, 2006, by and among Société Générale, SG Americas Securities Holdings, Cowen and Company, LLC and Cowen Holdings, Inc. (f/k/a Cowen Group, Inc.) (previously filed as Exhibit 10.18 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
10.19
Escrow Agreement, dated as of July 12, 2006, by and among SG Americas Securities Holdings, Inc., Cowen and Company, LLC, Cowen Holdings, Inc. (f/k/a Cowen Group, Inc.) and the escrow agent (previously filed as Exhibit 10.19 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
10.20	Cowen Group, Inc. 2006 Equity and Incentive Plan (previously filed as Exhibit 10.20 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.21	Cowen Group, Inc. 2007 Equity and Incentive plan (previously filed as Exhibit 10.21 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.22	Equity Award Agreement of Christopher A. White (previously filed as Exhibit 10.1 to the Form 8-K filed on December 7, 2009).*
10.24	Form of RSU Award Agreement.
21.1	Subsidiaries of Cowen Group, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).

*
Signifies management contract or compensatory plan or arrangement.

^
Confidential treatment has been granted for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.