Form 10-Q
period 2010-03-31
COWEN GROUP, INC.
filed 2010-05-14
CIK 1466538

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of May 12, 2010 there were 74,656,513 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements

        We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

        Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2010 and 2009. The Consolidated Financial Statements as of December 31, 2009 were audited.

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(unaudited)

	As of March 31, 2010	As of December 31, 2009
Assets
Cash and cash equivalents	$12,855	$147,367
Cash collateral pledged	501	7,246
Securities owned, at fair value	141,960	54,153
Other investments	25,376	28,490
Receivable from brokers	62,377	32,525
Fees receivable	16,029	22,446
Due from related parties (see Note 16)	10,568	14,860
Fixed assets, net of accumulated depreciation and amortization of $18,033 and $16,449, respectively	30,822	32,603
Goodwill	27,179	27,179
Intangible assets, net of accumulated amortization of $5,416 and $4,506, respectively	15,484	16,394
Other assets	25,674	24,199
Consolidated Funds
Cash and cash equivalents	1,031	625
Securities owned, at fair value	8,628	—
Other investments, at fair value	515,195	550,407
Other assets	1,431	947

Total Assets	$895,110	$959,441

Liabilities and Stockholders' Equity
Securities sold, not yet purchased, at fair value	$58,298	$14,812
Payable to brokers	28,523	3,817
Compensation payable	25,078	80,923
Note payable and short-term borrowings	18,000	49,746
Fees payable (see Note 16)	3,417	5,387
Due to related parties (see Note 16)	7,924	8,103
Accounts payable, accrued expenses and other liabilities	49,986	65,599
Consolidated Funds
Capital withdrawals payable	23,531	26,312
Accounts payable, accrued expenses and other liabilities	348	392

Total Liabilities	215,105	255,091

Commitments and Contingencies (see Note 11)
Redeemable non-controlling interests	215,400	230,825

Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 74,743,163 shares issued and outstanding as of March 31, 2010 and December 31, 2009 (including 2,298,204 and 2,323,116 restricted shares, respectively)	726	726
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	488,082	483,872
Accumulated deficit	(23,529)	(10,553)
Accumulated other comprehensive loss	(674)	(520)

Total stockholders' equity	464,605	473,525

Total Liabilities and Stockholders' Equity	$895,110	$959,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Investment banking	$6,005	$—
Brokerage	29,575	—
Management fees	9,270	11,511
Incentive income	2,093	—
Interest and dividends	804	91
Reimbursement from affiliates	1,742	3,394
Other	622	1,019
Consolidated Funds
Interest and dividends	5,781	4,626
Other	366	84

Total revenues	56,258	20,725
Expenses
Employee compensation and benefits	43,433	14,907
Floor brokerage and trade execution	5,028	—
Interest and dividends	446	349
Professional, advisory and other fees	2,388	1,402
Service fees	3,812	606
Communications	3,302	274
Occupancy and equipment	5,629	2,531
Depreciation and amortization	2,494	1,236
Client services and business development	4,164	1,485
Other	7,386	2,739
Consolidated Funds
Interest and dividends	1,568	2,410
Professional, advisory and other fees	678	840
Floor brokerage and trade execution	709	—
Other	204	127

Total expenses	81,241	28,906
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	1,524	259
Consolidated Funds:
Net realized and unrealized gains (losses) on investments and other transactions	19,218	12,667
Net realized and unrealized gains (losses) on derivatives	(220)	(17,355)
Net gains (losses) on foreign currency transactions	(725)	1,341

Total other income (loss)	19,797	(3,088)

Income (loss) before income taxes	(5,186)	(11,269)

Income tax expense (benefit)	(266)	(66)

Net income (loss)	(4,920)	(11,203)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(8,056)	2,404

Net income (loss) attributable to Cowen Group, Inc. stockholders	$(12,976)	$(8,799)

Weighted average common shares outstanding:
Basic	72,509	37,537
Diluted	72,509	37,537
Earnings (loss) per share:
Basic	$(0.18)	$(0.23)

Diluted	$(0.18)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings/ Accumulated deficit	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Total Comprehensive Income (Loss)
Balance, December 31, 2009	74,743,163	$726	$483,872	$(520)	$(10,553)	$473,525	$230,825

Comprehensive income (loss):
Net income (loss)	—	—	—	—	(12,976)	(12,976)	8,056	(4,920)
Defined Benefit Plans	—	—	—	87	—	87	—	87
Foreign currency translation	—	—	—	(241)	—	(241)	—	(241)

Total comprehensive income	—	—	—	(154)	(12,976)	(13,130)	8,056	(5,074)
Capital contributions	—	—	—	—	—	—	1,902
Capital distributions	—	—	—	—	—	—	(23,671)
Deconsolidation of CHRP GP (see Note 2b)	—	—	—	—	—	—	(1,712)
Amortization of share based compensation	—	—	4,210	—	—	4,210	—

Balance, March 31, 2010	74,743,163	$726	$488,082	$(674)	$(23,529)	$464,605	$215,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(4,920)	$(11,203)
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	2,494	1,236
Share-based compensation	4,210	—
Net loss on disposal of fixed assets	264	—
Purchases of securities owned, at fair value	(123,057)	(56,709)
Proceeds from sales of securities owned, at fair value	72,719	60,049
Proceeds from the sale of short investments	36,626	—
Payments to cover short investments	(17,641)	—
Net (gains) losses on securities, derivatives and other investments	(1,297)	(586)
Consolidated Funds:
Purchases of securities owned, at fair value	(52,535)	—
Proceeds from sales of securities owned, at fair value	43,904	—
Purchases of other investments	(13,039)	(1,015)
Proceeds from sales of other investments	69,481	35,824
Net realized and unrealized (gains) losses on securities and other investments and other transactions	(21,227)	1,875
(Increase) decrease in operating assets:
Securities owned, at fair value, held at broker dealer	(37,710)	—
Receivable from brokers	(29,852)	14,287
Fees receivable	6,417	5,012
Due from related parties	4,292	6,325
Other assets	(1,475)	(714)
Consolidated Funds:
Cash and cash equivalents	(406)	(39)
Other assets	(725)	153
Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value, held at broker dealer	24,629	—
Payable to brokers	24,706	—
Compensation payable	(55,527)	(27,772)
Fees payable	(1,970)	(5,146)
Due to related parties	(179)	1,662
Accounts payable, accrued expenses and other liabilites	(15,613)	(3,854)
Consolidated Funds:
Due to related parties	—	(136)
Accounts payable, accrued expenses and other liabilities	(44)	(63)

Net cash (used in) / provided by operating activities	(87,475)	19,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
(continued)
Cash flows from investing activities:
Purchases of other investments	(958)	—
Proceeds from sales of other investments	3,539	4,233
Purchase of fixed assets	(67)	(195)

Net cash provided by investing activities	2,514	4,038

Cash flows from financing activities:
Securities repurchased under agreement to sell	—	(1,425)
Repayments on the line of credit	(25,001)	—
Capital withdrawals to members	—	(12,664)
Consolidated Funds:
Repayments on the line of credit	—	(10,208)
Capital contributions by non-controlling interests in Consolidated Funds	1,902	—
Capital withdrawals to non-controlling interests in Consolidated Funds	(26,452)	(21,991)

Net cash used in financing activities	(49,551)	(46,288)

Change in cash and cash equivalents	(134,512)	(23,064)
Cash and cash equivalents at beginning of period	147,367	46,677

Cash and cash equivalents at end of period	$12,855	$23,613

Supplemental information
Cash paid during the period for interest	$580	$18

Cash paid during the period for taxes	$138	$230

Supplemental non-cash information:
Deconsolidation of CHRP GP (See Note 2b)	$1,712	$—

Net settlement of cash collateral pledged with repayments on the line of credit	$6,745	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business

        Cowen Group, Inc., a Delaware corporation, was formed on June 1, 2009 in connection with the Transaction Agreement and Agreement and Plan of Merger ("Transaction Agreement"), dated as of June 3, 2009, by and among Cowen Holdings, Inc., ("Cowen Holdings," formerly Cowen Group, Inc.), Lexington Merger Corp., Ramius LLC ("Ramius," formerly Park Exchange LLC) and RCG Holdings LLC ("RCG," formerly Ramius LLC). For more information related to the acquisition, see Note 3.

        Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen Group" or the "Company") provides alternative investment management, investment banking, research, and sales and trading services through its two business segments: alternative investment management and broker-dealer. The alternative investment management segment includes hedge funds, fund of funds, real estate, healthcare royalty funds and cash management services, offered primarily under the Ramius name. The broker-dealer segment offers industry focused investment banking services for growth-oriented companies, domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.

2. Significant Accounting Policies

a.
Basis of presentation

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

        In the opinion of management these unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") related to interim financial statements. Results for interim periods should not be considered indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007, included in the Form 10-K of Cowen Group as filed with the SEC on March 25, 2010. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary for a fair presentation of the results for the interim periods.

        The business combination between Ramius and Cowen Holdings was accounted for as an acquisition by Ramius of Cowen Holdings. As a result, the historical financial statements of Ramius have become the historical financial statements of the Company.

        The assets and liabilities of Cowen Holdings were recorded at their respective fair values, as of November 2, 2009, and combined with those of Ramius. The financial statements of the Company that include periods after November 2, 2009 reflect such fair values and were not restated retroactively to reflect the historical financial position or results of operations of Cowen Holdings. For periods after November 2, 2009, the results of operations of Cowen Holdings are included in the results of

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Significant Accounting Policies (Continued)

operations of the Company. Stockholders' equity has been retroactively restated to include the 37,536,826 shares of Class A common stock issued to RCG at the consummation of the Transactions (as defined in Note 3) as the issued capital for all periods prior to the Transactions.

        The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to US GAAP as described below (the "Consolidated Funds"). Consequently, the Company's consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as non-controlling interests in consolidated subsidiaries in the accompanying consolidated financial statements. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.

b.
Principles of consolidation

        The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity ("VOE") or a variable interest entity ("VIE") under US GAAP.

        Voting Interest Entities ("VOEs") are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity's economic performance. VOEs are consolidated in accordance with Financial Accounting Standards Board ("FASB") accounting standards. In accordance with these standards, the Company presently consolidates five funds deemed to be VOEs for which it acts as the general partner. RTS Global 3x Fund LP ("RTS 3x") was first consolidated in the first quarter of 2010, when it commenced operations.

        VIEs are entities that lack one or more of the characteristics of a VOE. Any enterprise having a controlling financial interest in a VIE is considered that VIE's primary beneficiary. In accordance with FASB accounting standards, an enterprise must consolidate all VIEs of which it is the primary beneficiary. Prior to the adoption of the revised accounting guidance for VIEs (as discussed in note 2d) the primary beneficiary of a VIE is defined as the enterprise that has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. Subsequent to the adoption of the revised accounting guidance for VIEs the primary beneficiary of a VIE is the enterprise that has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and which has an obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

        The Company determines whether it is the primary beneficiary of a VIE by performing a qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, terms of any contracts between the Company and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Significant Accounting Policies (Continued)

        The Company has determined that it no longer exercises control over Cowen Healthcare Royalty GP, LLC (the "CHRP GP") as it no longer acts as managing member of this entity, and beginning with the first quarter of 2010, no longer consolidates this entity. The Company now accounts for its investment in the CHRP GP under the equity method of accounting.

c.
Valuation of investments and derivative contracts

        The Financial Accounting Standards Board's ("FASB") accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

        The Company and its operating company subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investments is generally estimated based on proprietary models developed by the Company, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Significant Accounting Policies (Continued)

with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the consolidated financial statements. Certain of the Company's investments are relatively illiquid or thinly traded and may not be immediately liquidated on demand if needed. Fair values assigned to these investments may differ significantly from the fair values that would have been used had a ready market for the investments existed and such differences could be material.

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

        Other investments—Other investments measured at fair value consist primarily of portfolio funds and real estate investments, which are valued as follows:

  i.
  Portfolio funds—Portfolio funds ("Portfolio Funds") include interests in funds and investment companies managed externally by the Company and unaffiliated managers. The Company follows a new accounting pronouncement regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value ("NAV") per share (or

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Significant Accounting Policies (Continued)

    its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment.

    The Company categorizes its investments in Portfolio Funds within the fair value hierarchy dependent on the ability to redeem the investment. If the Company has the ability to redeem its investment at NAV at the measurement date or within the near term, the Portfolio Fund is categorized as a Level 2 fair value measurement. If the Company does not know when it will have the ability to redeem its investment or cannot do so in the near term, the Portfolio Fund is categorized as a Level 3 fair value measurement. See Note 4 for further details of the Company's investments in Portfolio Funds.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Significant Accounting Policies (Continued)

    The Company's real estate investments are typically categorized as Level 3 within the fair value hierarchy as management uses significant unobservable inputs in determining their estimated fair value.

        See Note 4 for further information regarding the Company's investments and fair value measurements.

d.
Recently adopted accounting pronouncements

        In June 2009, the FASB issued a new accounting standard which revises the accounting for VIEs by introducing a new consolidation model. This new standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. The new model identifies two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE that are potentially significant to the VIE. In February 2010, the FASB finalized an Accounting Standards Update ("ASU") which defers the requirements of this standard for certain interests in investment funds and certain similar entities. Therefore the adoption of this new standard on January 1, 2010 did not have a material impact on the Company's financial position, results of operations or cash flows, as substantially all of the entities in which it holds variable interests qualify for the scope deferral under the ASU.

        In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets. The amendments were issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements, and a transferor's continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from US GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments are effective for reporting periods beginning on or after November 15, 2009. The adoption of this new standard on January 1, 2010 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In January 2010, the FASB issued a new accounting standard that provides amended disclosure requirements related to fair value measurements. This standard is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, adoption will and has not affected the Company's financial condition, results of operations or cash flows.

e.
Future adoption of accounting pronouncements

        As of March 31, 2010, none of the changes to the Codification issued by the FASB that are not yet effective are expected to have an impact on the Company's financial position or results of operations.

3. Acquisition

        On November 2, 2009, the transactions contemplated by the Transaction Agreement (the "Transactions"), were consummated including (1) the merger of Lexington Merger Corp. with and into

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Acquisition (Continued)

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

        The Transactions were accounted for under the acquisition method in accordance with US GAAP. Accordingly, the Transactions were accounted for as an acquisition by Ramius of Cowen Holdings. As such, results of operations for Cowen Holdings are included in the accompanying consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their fair value as at the acquisition date.

        Included in the accompanying consolidated statements of operations for the three months ended March 31, 2010 are revenues of $38.1 million and a net loss of $15.2 million related to Cowen Holdings. The following table provides unaudited supplemental pro forma financial information for the three months ended March 31, 2009 as if the Transactions had occurred as of the beginning of that period:

Three Months Ended March 31, 2009
(in thousands, except per share data)
(unaudited)
Pro forma total revenues	$64,458
Pro forma net loss	(20,394)
Pro forma net loss attributable to Cowen Group, Inc. stockholders	(18,410)
Pro forma net loss per share:
Basic	$(0.33)
Diluted	$(0.33)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds

a.
Operating Entities

Securities owned, at fair value

        Securities owned are held by the Company and considered held for trading and carried at fair value. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

        As of March 31, 2010 and December 31, 2009, securities owned consisted of the following, at fair value:

	As of March 31, 2010	As of December 31, 2009
	(dollars in thousands)
U.S. Government securities*	$14,003	$—
Common stocks	51,206	11,439
Restricted common stock	5,058	—
Corporate bonds*	64,489	38,327
Options	5,300	1,312
Warrants and rights	587	1,356
Mutual Funds	1,317	1,719

	$141,960	$54,153

*
At March 31, 2010, maturities ranged from April 2010 to December 2012 and interest rates ranged between 0.04% and 12.00%. At December 31, 2009, maturities ranged from April 2010 to December 2012 and interest rates ranged between 0.04% and 12.00%.

Other investments

        As of March 31, 2010 and December 31, 2009, other investments consisted of the following:

  Other investments

	As of March 31, 2010	As of December 31, 2009
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$17,022	$20,683
(2) Real estate investments, at fair value	1,108	1,077
(3) Equity method investments	6,933	6,521
(4) Lehman claims, at fair value	313	209

	$25,376	$28,490

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

  (1) Portfolio Funds, at fair value

        The Portfolio Funds as of March 31, 2010 and December 31, 2009, included the following:

  Portfolio Funds

	As of March 31, 2010	As of December 31, 2009
	(dollars in thousands)
Tapestry Investment Co PCC Ltd	$1,505	$2,669
Cowen Healthcare Royalty Partners, L.P.	14,144	17,009
Ramius Global Credit Fund LP	801	—
Ramius Value and Opportunity Fund LP	298	639
RCG Special Opportunities Fund, Ltd	165	321
Other affiliated funds	109	45

	$17,022	$20,683

  (2) Real estate investments, at fair value

        Real estate investments at March 31, 2010 and December 31, 2009 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC ("RE Manager"), a real estate operating subsidiary of the Company, of $0.3 million and $0.2 million, respectively, and real estate debt investments held by the Company of $0.8 million and $0.9 million, respectively.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

  (3) Equity method investments

        Equity method investments include investments held by the Company in several operating companies whose responsibilities primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate fund's underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 30% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day to day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess unilateral control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments is the investment in CHRP GP (see note 2b). The following table summarizes equity method investments held by the Company:

	As of March 31, 2010	As of December 31, 2009
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,944	$1,651
Cowen Healthcare Royalty GP, LLC*	1,153	—
RCG Longview Partners, LLC	1,365	1,565
RCG Urban American, LLC	675	605
Urban American Real Estate Fund II, L.P.	490	409
RCG Longview Louisiana Manager, LLC	341	400
RCG Longview Equity Management, LLC	298	1,360
RCG Kennedy House, LLC	258	222
Other	409	309

	$6,933	$6,521

*
See Note 2b

        As of March 31, 2010, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

        The Company's income (loss) from equity method investments was $0.4 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.

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

        Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has decided to fair value the Total Net Equity Claim at an approximately 80% discount at December 31, 2009 and a 70% discount at March 31, 2010, which represents management's best estimate at the respective dates of value that ultimately may be recovered with respect to the Total Net Equity Claim (the "Estimated Recoverable Lehman Claim"). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of Lehman unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual loss that may ultimately be incurred by the Company with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by the Company.

Securities sold, not yet purchased, at fair value

        Securities sold, not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security in the market at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. Securities sold, not yet

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

purchased, at fair value, were $58.3 million and $14.8 at March 31, 2010 and December 31, 2009, respectively.

b.
Consolidated Funds

Securities owned, at fair value

        Securities owned held by the Consolidated Funds are comprised of:

	As of March 31, 2010	As of December 31, 2009
	(dollars in thousands)
U.S. Government securities*	$7,438	$—
Corporate bonds*	1,190	—

	$8,628	$—

*
Maturities in 2010 range from April 2010 to April 2011 and interest rates ranging between 0.00% and 4.88%. Investments are United States based. The corporate bonds cover the healthcare, mortgage and utility industries.

Other investments, at fair value

        Other investments held by the Consolidated Funds are comprised of:

	As of March 31, 2010	As of December 31, 2009
	(dollars in thousands)
(1) Portfolio Funds	$501,229	$546,526
(2) Lehman Claims	13,966	3,881

	$515,195	$550,407

  (1) Investments in Portfolio Funds, at fair value

        At March 31, 2010 and December 31, 2009, investments in Portfolio Funds, at fair value, included the following:

	As of March 31, 2010	As of December 31, 2009
	(dollars in thousands)
Investments of Enterprise LP	$412,294	$449,160
Investments of consolidated fund of funds investment companies	88,935	97,366

	$501,229	$546,526

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

  Consolidated investments of Enterprise LP

        Ramius Enterprise LP ("Enterprise LP") operated under a "master—feeder" structure with Ramius Enterprise Master Fund Ltd ("Enterprise Master"), whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate, LP. The consolidated investments in Portfolio Funds recorded in other investments on the condensed consolidated statements of financial condition includes Enterprise LP's investment of $412.3 million and $449.2 million in Enterprise Master as of March 31, 2010 and December 31, 2009, respectively. Enterprise LP can redeem from or contribute to its investment in Enterprise Master on a monthly basis at the decision of the Company with no prior notice as cash is needed at Enterprise LP. There are no unfunded commitments at Enterprise LP. See Note 11 for unfunded commitments of Enterprise Master. Enterprise Master utilizes certain strategies including merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage-backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master has broad investment powers and maximum flexibility in seeking to achieve its investment objective. It may invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. See Note 5 for further information on the underlying investments of Enterprise Master.

  Investments of consolidated fund of funds investment companies

        The investments of consolidated fund of funds investment companies of $88.9 million and $97.4 million at March 31, 2010 and December 31, 2009, respectively, include the investments of Ramius Levered Multi-Strategy FOF LP ("Levered FOF"), Ramius Multi-Strategy FOF LP ("Multi-Strat FOF") and Ramius Vintage Multi-Strategy FOF LP ("Vintage FOF"), all of which are investment companies managed by Ramius Alternative Solutions LLC and RTS 3x which is managed by Ramius Trading Strategies LLC. Levered FOF's and Multi-Strat FOF's investment objectives are to invest discrete pools of their capital on a leveraged basis among portfolio managers that invest through Portfolio Funds, forming a multi-strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Vintage FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. RTS 3x's investment objective is to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital pursuant to managed futures and global macro-based investment strategies. RTS 3x seeks to achieve its objective through a multi-advisor investment approach by allocating its capital among third-party Trading Advisors that are unaffiliated with RTS 3x.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

        The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of March 31, 2010 and December 31, 2009:

		March 31, 2010
		Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3x Fund LP	Total
	Strategy	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
			(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$34,536	$—	$—	$34,536	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	40,255	—	40,255	(a)
Tapestry Pooled Account V LLC*	Credit-Based	726	—	—	—	726	(b)
Externally Managed Portfolio Funds	Credit-Based	639	—	—	—	639	(b)
Externally Managed Portfolio Funds	Futures & Global Macro	—	—	—	9,354	9,354	(c)
Externally Managed Portfolio Funds	Event Driven	2,815	—	—	—	2,815	(d)
Externally Managed Portfolio Funds	Hedged Equity	29	—	—	—	29	(e)
Externally Managed Portfolio Funds	Multi-Strategy	528	—	—	—	528	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	53	—	—	—	53	(g)
Externally Managed Portfolio Funds	Other	—	—	—	—	—

		$4,790	$34,536	$40,255	$9,354	$88,935

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

		December 31, 2009
		Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	Total
	Strategy	Fair Value	Fair Value	Fair Value	Fair Value
			(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$43,939	$—	$43,939	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	47,371	47,371	(a)
Tapestry Pooled Account V LLC*	Credit-Based	783	—	—	783	(b)
Externally Managed Portfolio Funds	Credit-Based	1,894	—	—	1,894	(b)
Externally Managed Portfolio Funds	Event Driven	2,787	—	—	2,787	(d)
Externally Managed Portfolio Funds	Hedged Equity	28	—	—	28	(e)
Externally Managed Portfolio Funds	Multi-Strategy	497	—	—	497	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	56	—	—	56	(g)
Externally Managed Portfolio Funds	Other	11	—	—	11

		$6,056	$43,939	$47,371	$97,366

*
These Portfolio Funds are affiliates of the Company.

The Company has no unfunded commitments regarding investments held by the four consolidated funds.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

(a)
Investments held in affiliated master funds can be redeemed on a monthly basis with no advance notice.

(b)
The Credit-Based strategy aims to generate returns via positions in the credit sensitive sphere of the fixed income markets. The strategy generally involves the purchase of corporate bonds with hedging of the interest exposure. Of this balance, 43% has annual redemption policies subject to a 90-day redemption notification period. The investments held in Tapestry Pooled Account V LLC, a related fund, are held solely in a credit based fund which the fund's manager has placed in a side-pocket. The remaining amount of the investments within this category represents an investment in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated.

(c)
The futures and global macro strategy is made up of several portfolio funds, each of which will be advised independently by a professional commodity trading advisor implementing primarily managed futures or global macro-based investment strategies. The trading advisors (through their respective portfolio funds) will trade independently of each other and, as a group, will employ a wide variety of systematic, relative value and discretionary trading programs in the global currency, fixed income, commodities and equity futures markets. In implementing their trading programs, the trading advisors will trade primarily in the futures and forward markets (as well as in related options). Although certain trading advisors may be permitted to use total return swaps and trade other financial instruments from time to time on an interim basis, the primary focus will be on the futures and forward markets. Redemption frequency of these portfolio funds are monthly (and intra-monthly for a $10,000 fee) and the notification period for redemptions is 5 business days (or 3 business days for intra-month).

(d)
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

(e)
The Hedged Equity strategy focuses on equity strategies with some directional market exposure. The strategy attempts to profit from market efficiencies and direction. As of December 31, 2009, the investee fund manager has side-pocketed the Company's investment.

(f)
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

(g)
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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

        In addition, Lehman Brothers, Inc. ("LBI") was a prime broker to Enterprise Master and it holds cash balances of $5.3 million. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation ("SIPC") liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the "SIPA Trustee") as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on recent court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, the court filings also indicate that Barclays plc has submitted a substantial claim against LBI relating to an asset purchase agreement entered into by Barclays plc with LBIE near the time of the SIPC liquidation proceeding that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of the Company's customer claims, management has estimated recovery with respect to the Company's LBI exposure at 47%, which represents the present value of the mid point between what management believes are reasonable estimates of the low side and high side potential recovery rates with respect to the Company's LBI exposure. The estimated recoverable amount by the Company may differ from the actual recoverable amount of the pending LBI claim, and the differences may be material.

Indirect Concentration of the Underlying Investments Held by Consolidated Funds

        From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company at March 31, 2010 and December 31, 2009, the Company identified Consolidated Funds that had interests in an issuer of investments, for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). The following table presents such interests which represent the aggregate of (i) the gross amount of exposure that Consolidated Funds have through their investments held directly and (ii) the gross amount of exposure held indirectly through their investments in any unconsolidated master funds:

	As of March 31, 2010
	Shares/ Principal Amount	Fair Value
	(amounts in thousands)
U.S. Treasury notes, 0.87% - 8.75%, due February 2012 - August 2020, including futures	$77,342	$81,354
U.S. Treasury notes, 1.00% - 3.625%, due December 2011 - February 2020, including futures	111,710	(111,342)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

	As of December 31, 2009
	Shares/ Principal Amount		Fair Value
	(amounts in thousands)
Harvest Energy Trust 7.875% October 2011		$3,415	$3,441
Harvest Energy Trust 6.40% - 7.5% October 2012 - May 2015	C$	29,202	$28,169
Burlington Northern Sante Fe (common stock shares)		358	$35,314
U.S. Treasury notes, 0.75% - 8.75%, due September 2011 - August 2020, including futures		$181,230	$185,220
U.S. Treasury notes, 1.375% - 3.625%, due April 2012 - November 2019, including futures		$83,090	$(82,034)

  Fair value measurements

        The following table presents the financial instruments recorded at fair value on the condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2010 and December 31, 2009:

  Operating Entities

	Assets at Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
US Government securities	$14,003	$—	$—	$14,003
Common stocks	50,866	6	334	51,206
Restricted common stock	—	—	5,058	5,058
Corporate bonds	—	64,489	—	64,489
Options	5,300	—	—	5,300
Warrants and rights	—	—	587	587
Mutual Funds	1,317	—	—	1,317
Other investments
Portfolio Funds(a)	1,504	1,111	14,407	17,022
Real estate investments	—	—	1,108	1,108
Lehman claim	—	—	313	313
Other assets
Derivative contracts	87	—	—	87

	$73,077	$65,606	$21,807	$160,490

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

	Liabilities at Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$55,930	$—	$—	$55,930
Options	2,368	—	—	2,368

	$58,298	$—	$—	$58,298

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
Common stocks	$11,081	$24	$334	$11,439
Corporate bonds	—	38,327	—	38,327
Options	1,312	—	—	1,312
Warrants and rights	—	1,356	—	1,356
Mutual funds	1,719	—	—	1,719
Other investments
Portfolio Funds(a)	2,669	644	17,370	20,683
Real estate investments	—	—	1,077	1,077
Lehman claim	—	—	209	209

	$16,781	$40,351	$18,990	$76,122

	Liabilities at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$14,307	$—	$—	$14,307
Options	505	—	—	505

	$14,812	$—	$—	$14,812

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

  Consolidated Funds' investments

	Assets at Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
Corporate Bonds	$1,190	$—	$—	$1,190
US Government securities	7,438	—	—	7,438
Other investments
Portfolio Funds(a)	—	412,294	88,935	501,229
Lehman claims	—	—	13,966	13,966

	$8,628	$412,294	$102,901	$523,823

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds(a)	$—	$449,160	$97,366	$546,526
Lehman claims	—	—	3,881	3,881

	$—	$449,160	$101,247	$550,407

(a)
Based on its analysis of the nature and risks of these investments, the Company has determined that presenting them as a single class is appropriate.

        The following table includes a rollforward of the amounts for the three months ended March 31, 2010 and December 31, 2009, for financial instruments classified within level 3. The classification of a

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Operating Entities						Consolidated Funds
	Common stock	Restricted common stock	Warrants and Rights	Portfolio Funds	Real estate	Lehman claim	Portfolio Funds	Lehman claim
Balance at December 31, 2009	$334	$—	$—	$17,370	$1,077	$209	$97,366	$3,881
Transfers in (out)	—	—	1,356	(2,866)	—	—	—	—
Purchases	—	5,000	—	134	44	—	13,039	—
Sales	—	—	(402)	(803)	(53)	—	(24,205)	—
Realized gains (losses)	—	—			—	104	2,398	—
Unrealized gains (losses)	—	58	(367)	572	40	—	337	10,085

Balance at March 31, 2010	$334	$5,058	$587	$14,407	$1,108	$313	$88,935	$13,966

Balance at December 31, 2008	$—	$—	$—	$1,970	$1,605	$209	$157,513	$3,881
Transfers in (out)	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	1,015	—
Sales	—	—	—	—	—	—	(34,929)	—
Realized gains (losses)	—	—	—	(220)	—	—	602	—
Unrealized gains (losses)	—	—	—	2	(103)	—	(933)	—

Balance at March 31, 2009	$—	$—	$—	$1,752	$1,502	$209	$123,268	$3,881

        All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying condensed consolidated statements of operations.

        There were no significant transfers between Level 1 and Level 2 assets and liabilities for the three months ended March 31, 2010.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Underlying Investments of Unconsolidated Funds Held by Consolidated Funds

  Enterprise Master

        As discussed in Note 4, Enterprise LP's investment in Enterprise Master is equal to Enterprise LP's proportional share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master at March 31, 2010 and December 31, 2009:

  Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	March 31, 2010		December 31, 2009
	Securities owned	Securities sold, but not yet purchased	Securities owned	Securities sold, but not yet purchased
	(dollars in thousands)
Bank debt	$1,948	$—	$1,646	$—
Commercial mortgage backed securities	—	—	2,723	—
Common stock	194,251	(73,917)	182,447	(47,151)
Convertible debt	119,207	(3,290)	123,060	—
Corporate bonds	124,713	(1,515)	181,402	(1,541)
Exchange traded funds	1,772	(11,349)	—	(5,549)
Foreign government debt	5,794	(5,833)	10,374	(10,660)
Loans	878	—	812	—
Options—put	2,246	(1,284)	6,052	(84)
Options—call	3,406	(2,441)	2,335	(3,048)
OTC fx call option	1	—	5	(1)
Preferred stock	2,898	(622)	4,558	(198)
Private equity	132	—	107	—
Restricted stock	8,127	—	6,172	—
Rights	1,832	—	1,950	—
Trade claims	128	—	128	—
US Treasury Notes	123,168	(153,132)	185,118	(82,004)
Warrants	10,040	—	6,831	—

	$600,541	$(253,383)	$715,720	$(150,236)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Underlying Investments of Unconsolidated Funds Held by Consolidated Funds (Continued)

  Derivative contracts, at fair value, owned by Enterprise Master, net

Description	As of March 31, 2010	As of December 31, 2009
	(dollars in thousands)
Asset swaps	$152	$295
Credit default swaps—protection purchased	(429)	(574)
Credit default swaps—protection sold	424	432
Currency forwards	(225)	691
Equity swaps—long exposure	21	(1,001)
Futures	(115)	(822)
Interest rate call swaption—long exposure	13	105
Interest rate call swaption—short exposure	—	(127)
Interest rate swaps—long exposure	—	40
Total return swap	903	2,123

	$744	$1,162

  Portfolio Funds, owned by Enterprise Master, at fair value

		March 31, 2010	December 31, 2009
	Strategy	Fair Value
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$926	$2,091
QREX, LLC*	Life Settlements	—	1,278
Q Capital Strategies, LLC*	Life Settlements	667	779
RCG Longview Equity Fund, LP*	Real Estate	9,240	9,036
RCG Longview II, LP*	Real Estate	2,238	2,261
RCG Longview Debt Fund IV, LP*	Real Estate	6,777	6,807
RCG Longview, LP*	Real Estate	237	272
RCG Soundview, LLC*	Real Estate	3,294	3,859
RCG Urban American Real Estate Fund, L.P.*	Real Estate	2,961	2,961
RCG International Sarl*	Multi-Strategy	6,718	7,096
Portside Growth & Opportunity Fund*	Multi-Strategy	8,373	9,753
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	106,420	110,279
Ramius Credit Opportunities Fund Ltd*	Distressed	341	717
RCG Endeavour, LLC*	Multi-Strategy	99	149
RCG Energy, LLC*	Energy	22,101	23,063
RCG Renergys, LLC*	Energy	3	3
Other Private Investments	Various	14,786	16,059
Real Estate Investments	Real Estate	20,839	21,364

		$206,020	$217,827

*
These Portfolio Funds are affiliates of the Company.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Underlying Investments of Unconsolidated Funds Held by Consolidated Funds (Continued)

  Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP

        As discussed in Note 4, Multi-Strat FOF and Vintage FOF's investments in their respective master funds are equal to their proportional share of their master fund's net assets; as a result, the investments in Portfolio Funds of the master funds reflected below exceed the net investment which Multi-Strat FOF and Vintage FOF have recorded. The following table presents summarized investment information for the underlying Portfolio Funds held by Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP, at fair value, as of March 31, 2010 and December 31, 2009:

		March 31, 2010		December 31, 2009
	Strategy	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP
		(dollars in thousands)
Ramius Hedged Equity FOF LP*	Hedged Equity	$1,471	$—	$6,725	$—
Ramius Vintage Multi-Strategy Master FOF LP*	Multi Strategy	2,444	—	5,394	—
Tapestry Pooled Account II, LLC*	Hedged Equity	—	4,405	—	5,643
Tapestry Pooled Account V, LLC*	Credit-Based	1,495	1,596	1,612	1,721
Externally Managed Funds	Credit-Based	6,270	984	4,084	1,158
Externally Managed Funds	Event Driven	8,705	9,770	9,117	13,912
Externally Managed Funds	Fixed Income Arbitrage	76	—	81	—
Externally Managed Funds	Hedged Equity	6,838	4,749	5,461	5,453
Externally Managed Funds	Multi Strategy	7,779	7,988	11,564	14,647
Externally Managed Funds	Other	—	—	47	—
Externally Managed Funds	Global Macro	3,008	3,231	2,081	5,321
Externally Managed Funds	Opportunistic Equity	—	2,967	—	2,825
Externally Managed Funds	Managed Futures	2,332	1,236	2,256	1,276

		$40,418	$36,926	$48,422	$51,956

*
These Portfolio Funds are affiliates of the Company.

  RTS Global 3x Fund LP's Portfolio Fund investments

        RTS Global 3X, which commenced operations in March 2010, invests over half of its equity in six externally managed portfolio funds (See Note 4) which primarily concentrate around futures and global

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Underlying Investments of Unconsolidated Funds Held by Consolidated Funds (Continued)

macro strategies. The following table presents summarized investment information for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of March 31, 2010:

As of March 31, 2010
(dollars in thousands)
Bond Futures	$5
Commodity Forward	169
Commodity Future	837
Currency Forward	270
Currency Future	296
Energy Future	6
Index Future	261
Interest Rate Future	25

$1,869

6. Goodwill

        Goodwill is reviewed for possible impairment at least annually or more frequently if events or circumstances indicate a possible impairment. There were no additions to goodwill and no impairment losses during three months ended March 31, 2010.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Redeemable non-controlling interests in consolidated subsidiaries

        Non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of March 31,	As of December 31,
	2010	2009
	(dollars in thousands)
Non-controlling interests in consolidated subsidiaries
Operating Companies(a)	$—	$1,713
Consolidated Funds	215,400	229,112

	$215,400	$230,825

(a)
See Note 2b

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Net (income) loss attributable to non-controlling interests in consolidated subsitiaries
Operating Companies	$—	$421
Consolidated Funds	(8,056)	1,983

	$(8,056)	$2,404

8. Share-Based Compensation and Employee Ownership Plans

Share-based compensation plans in place after the Transactions

        The Company issues share-based compensation under Cowen Holdings's previously established 2006 Equity and Incentive Plan and 2007 Equity and Incentive Plan (collectively, the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 10,225,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two to five year period. As of March 31, 2010, there were approximately 0.1 million shares available for future issuance under the Equity Plans.

        In addition to the Equity Plans, certain employees of the Company were issued RCG membership interests by RCG, a related party of the Company, in connection with the Transactions (the "RCG Grants"). The RCG Grants are subject to a service condition and vest to each employee over a period of approximately three years. Any RCG Grants forfeited are redistributed to the remaining stakeholders in RCG, which includes both employees and non-employees. The RCG Grants represent awards to employees of the Company by a related party, as compensation for services provided to the Company. As such, the expense related to these grants is included in the compensation expense of the Company.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Share-Based Compensation and Employee Ownership Plans (Continued)

        The Company measures compensation cost for share-based awards according to the fair value method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans and the RCG grants, the Company recognized expense of $2.7 million and $1.5 million, respectively, for the three months ended March 31, 2010. The income tax effect recognized for the Equity Plans and the RCG Grants was a benefit of $1.1 million and $0.6 million, respectively, for the three months ended March 31, 2010.

  Stock Options

        There were no stock options granted or exercised during the three months ended March 31, 2010 and 2009. The following table summarizes the Company's stock option activity for the three months ended March 31, 2010:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance outstanding at December 31, 2009	892,782	$15.06
Options granted	—	—
Options acquired	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(21,879)	16.00

Balance outstanding at March 31, 2010	870,903	$15.04	3.60	$—

Options exercisable at March 31, 2010	809,570	$14.97	3.60	$—

(1)
Based on the Company's closing stock price of $5.66 on March 31, 2010.

        As of March 31, 2010, the unrecognized compensation expense related to the Company's grant of stock options was immaterial.

  Restricted Shares and Restricted Stock Units Granted to Employees

        The following table summarizes the Company's restricted shares and restricted stock units granted to employees activity for the three months ended March 31, 2010:

	Nonvested Restricted Shares and Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2009	2,554,182	$6.90
Granted	3,848,499	4.89
Vested	(24,912)	7.55
Forfeited	(39,268)	4.89

Balance outstanding at March 31, 2010	6,338,501	$5.69

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Share-Based Compensation and Employee Ownership Plans (Continued)

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of March 31, 2010, there was $23.9 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted share units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted share units granted to employees is expected to be recognized over a weighted-average period of 2.0 years.

  RCG Grants

        The following table summarizes the Company's RCG Grants activity for the three months ended March 31, 2010:

	Nonvested RCG Grants	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2009	2,859,426	$7.30
Granted	1,515	5.55
Vested	—	—
Forfeited	(20,016)	7.30

Balance outstanding at March 31, 2010	2,840,925	$7.30

        The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the Transactions.

        As of March 31, 2010 there was $15.7 million of unrecognized compensation expense related to the Company's RCG Grants. Unrecognized compensation expense related to RCG Grants is expected to be recognized over a weighted-average period of 2.58 years.

  Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members

        As of March 31, 2010, there were 129,135 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors. During the three months ended March 31, 2010, the Company awarded 101,259 restricted stock units to its non-employee Board members, which were immediately vested and expensed upon grant.

9. Defined Benefit Plans

        The following amounts relate to the defined benefit plans in aggregate for the three months ended March 31, 2010 and 2009.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Defined Benefit Plans (Continued)

Components of net periodic benefit cost included in employee compensation and benefits

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Service cost	$—	$—
Interest cost	79	84
Expected return on plan assets	(73)	(80)
Amortization of (loss) / gain	—	1
Amortization of prior service cost	5	5

Net periodic benefit cost	$11	$10

        During the three months ended March 31, 2010, the Company made no contributions to its defined benefit plans. The amount to be contributed to these plans in 2010 will be determined in the second quarter.

10. Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand-alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries are the United Kingdom, Germany, Japan, Hong Kong, and China. The Company's effective income tax rate was 5.13% and 0.58% for the three months ended March 31, 2010 and 2009, respectively. The Company used the discrete method in calculating its effective tax for the first quarter of 2010. A reliable estimate of an annual effective tax rate could not be calculated due to the variability in the estimated annual effective tax rates that would result across a range of likely scenarios of income before tax and of permanent differences. The Company will reexamine its methodology in the second quarter of 2010, and use the annual method if reliable estimates can be calculated.

        For the period March 31, 2010, the effective tax rate differs from the statutory rate of 35% primarily due to an increase in the Company's valuation allowance.

        For the period March 31, 2009, the effective tax rate differed from the statutory rate of 35% primarily because the Company was taxed as a partnership that was only subject to New York City Unincorporated Business Tax.

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Income Taxes (Continued)

actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2010, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

        The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. There are no ongoing income tax audits by any taxing authority, except an enterprise tax audit (based on profits) by the Chinese Tax Authority. This audit covers tax years 2005-2008, and the Company recorded a tax provision against the anticipated assessment from the audit as of March 31, 2010, which was not material. The Company believes the audit will be completed in the second quarter of 2010 and does not expect that the final assessment by the Chinese tax authorities will be materially different than the amount already accrued.

11. Commitments and Contingencies

        The Company has entered into non-cancellable leases for office space and equipment. These leases contain escalation clauses for operating expenses and real estate taxes. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense for the three months ended March 31, 2010 and 2009, was $3.9 million and $2.2 million, respectively. At March 31, 2010, future minimum annual lease payments for the Company was as follows:

	Minimum Lease Payments
	Equipment Leases	Facility Leases
	(in thousands)
Remainder of 2010	$8,097	$13,653
2011	6,140	17,222
2012	3,506	16,426
2013	1,760	14,921
2014	146	10,667
Thereafter	—	59,998

	$19,649	$132,887

        The Company entered into agreements to sublease certain of the premises for which the lease commitments are included in the above table. These subleases expire in May 2010. During the three months ended March 31, 2010 and 2009, the Company recorded sublease income related to these leases of $0.5 million and $0.5 million, respectively.

        The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.

        As of March 31, 2010, the Company had unfunded commitments of $8.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. In addition, the Company has committed to invest $42.0 million to the funds managed by Cowen Healthcare Royalty Partners (the "CHRP Funds") as a limited partner of the CHRP Funds and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Funds. This commitment is expected to be called over a two to three year period. The Company will make its

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

11. Commitments and Contingencies (Continued)

pro-rata investment in the CHRP Funds along with the other limited partners. Through March 31, 2010, the Company has funded $15.5 million towards these commitments.

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

        The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with FASB accounting standards. To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. Although there can be no assurances as to the ultimate outcome, the Company has established reserves for litigation and regulatory matters that it believes are adequate as of March 31, 2010. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

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

        Various claims against the Company may exist in the ordinary course of business. Management of the Company does not believe that any such matter will have a material adverse effect on the Company's consolidated statements of financial condition, condensed consolidated statements of operations or condensed consolidated statements of cash flows.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Note Payable and Short-Term Borrowings

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit. The first borrowing under this line occurred on June 30, 2009. As of March 31, 2010 and December 31, 2009, the Company had borrowings of $18 million and $43.0 million, respectively, under the line of credit portion and $6.7 million at December 31, 2009 under the letter of credit portion. At the Company's election and discretion, borrowings under this collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 0.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 2.75%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 2.75%. The 2009 collateralized revolving credit agreement was to mature on November 2, 2009 but was extended; $25 million was extended through January 4, 2010 and $25 million was extended through September 29, 2011. All terms of the extended collateralized revolving credit agreement remain the same except the following: at the Company's election and discretion, borrowings under the extended 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 3.5%. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of March 31, 2010 and during the period from June 3, 2009 to March 31, 2010, the Company was in compliance with these covenants.

        On January 4, 2010, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $25 million to HVB AG, reducing its revolving line of credit balance.

        Interest incurred on the Company's lines of credit (in combination with all previous lines of credit) for the three months ended March 31, 2010 and 2009 were $0.1 million and $0.3 million, respectively.

        Cash collateral pledged at December 31, 2009, on the condensed consolidated statements of financial condition, represents collateral that was required to be posted for obligations or potential obligations under the letter of credit discussed above pursuant to the lease agreement for the Company's premises in New York City. This collateral was released with the terms of the extended collateralized revolving credit agreement. The Company's investment in Enterprise Master through Enterprise LP has been pledged as collateral under the line of credit portion of the revolving credit agreement discussed above.

        The Company also has two additional irrevocable letters of credit, the first of which is for $100,000, which expires on July 26, 2010, supporting workers' compensation insurance with Safety National Casualty Corporation, and the second of which is for $57,000, which expires on November 14, 2010, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. Each of these letters of credit provides for automatic annual renewals, at the Company's option, on their

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Note Payable and Short-Term Borrowings (Continued)

expiration dates. As of March 31, 2010 and December 31, 2009, there were no amounts due related to these letters of credit.

13. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with FASB accounting standards. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of March 31, 2010, there were 74,743,163 shares outstanding, of which 2,298,204 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 129,135 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. Stock options, restricted shares, and restricted share units outstanding were not included in the computation of diluted net loss per common share for the three months ended March 31, 2010, as their inclusion would have been anti-dilutive. There were no restricted shares, restricted share units, or stock options outstanding during the three months ended March 31, 2009.

        In calculating earnings per share for the periods prior to the November 2, 2009 transaction date, the net earnings (loss) amounts represent the results for the former Ramius, and the shares outstanding

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Earnings Per Share (Continued)

represents the number of shares received by the former Ramius in the Transactions. The computation of earnings per share is as follows:

	For the Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Net (loss) income attributable to Cowen Group, Inc. stockholders	$(12,976)	$(8,799)

Shares for basic and diluted calculations:
Average shares used in basic computation	72,509	37,537
Stock options	—	—
Restricted shares	—	—

Average shares used in diluted computation	72,509	37,537

Earnings (loss) per share:
Basic	$(0.18)	$(0.23)
Diluted	$(0.18)	$(0.23)

14. Segment Reporting

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

        As further stated below, one major difference between Economic Income and US GAAP net income is that Economic Income presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. Consolidation of these funds results in including in income the pro rata share of the income or loss attributable to other owners of such entities. This pro rata share has no effect on the overall financial performance for the Alternative Investment Management segment, as ultimately, this income or loss is not income or loss for the Alternative Investment Management segment itself. Included in Economic Income is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Segment Reporting (Continued)

        The following tables set forth operating results for the Company's alternative investment management and broker-dealer segments and related adjustments necessary to reconcile the Company's Economic Income measure to arrive at the Company's consolidated net income (loss):

	Three Months Ended March 31, 2010
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Income	Funds Consolidation	Other Adjustments	US GAAP
			(dollars in thousands)
Revenues
Investment banking	$—	$6,005	$6,005	$—	$—	$6,005
Brokerage	—	29,575	29,575	—	—	29,575
Management fees	12,587	28	12,615	(895)	(2,450)	9,270
Incentive income	1,982	—	1,982	—	111	2,093
Investment Income	11,192	229	11,421	—	(11,421)	—
Interest and dividends	—	—	—	—	804	804
Reimbursement from affiliates	—	—	—	(145)	1,887	1,742
Other Revenue	(51)	124	73	—	549	622
Consolidated Funds	—	—	—	6,147	—	6,147

Total revenues	25,710	35,961	61,671	5,107	(10,520)	56,258
Expenses
Employee compensation and benefits	16,184	25,136	41,320	—	2,113	43,433
Interest and dividends	116	—	116	—	330	446
Non-compensation expenses	8,783	24,468	33,251	—	952	34,203
Reimbursement from affiliates	(1,887)	—	(1,887)	—	1,887	—
Consolidated Funds	—	—	—	3,159	—	3,159

Total expenses	23,196	49,604	72,800	3,159	5,282	81,241
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	1,524	1,524
Consolidated Funds	—	—	—	6,108	12,165	18,273

Total other income (loss)	—	—	—	6,108	13,689	19,797

Income (loss) before income taxes and non-controlling interests	2,514	(13,643)	(11,129)	8,056	(2,113)	(5,186)

Income taxes	—	—	—		(266)	(266)

Economic Income (Loss) / Net income (loss) before non-controlling interests	2,514	(13,643)	(11,129)	8,056	(1,847)	(4,920)
(Income) loss attributable to non-controlling interests	—	—	—	(8,056)	—	(8,056)
Economic Income (Loss) / Net Income (loss) available to all Members	$2,514	$(13,643)	$(11,129)	$—	$(1,847)	$(12,976)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Segment Reporting (Continued)

	Three Months Ended March 31, 2009
		Adjustments
	Alternative Investment Management	Funds Consolidation	Other Adjustments	US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$—	$—	$—
Brokerage	—	—	—	—
Management fees	14,596	(1,010)	(2,075)	11,511
Incentive income	(2,122)	—	2,122	—
Investment Income	(620)	1,061	(441)	—
Interest and dividends	—	—	91	91
Reimbursement from affiliates	—	3,394	—	3,394
Other Revenue	359	—	660	1,019
Consolidated Funds	—	4,710	—	4,710

Total revenues	12,213	8,155	357	20,725
Expenses
Employee compensation and benefits	14,907	—	—	14,907
Interest and dividends	342	—	7	349
Non-compensation expenses	9,664	—	609	10,273
Reimbursement from affiliates	(3,414)	3,414	—	—
Consolidated Funds	—	3,377	—	3,377

Total expenses	21,499	6,791	616	28,906
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	259	259
Consolidated Funds	—	(3,347)	—	(3,347)

Total other income (loss)	—	(3,347)	259	(3,088)

Income (loss) before income taxes and non-controlling interests	(9,286)	(1,983)	—	(11,269)

Income taxes	—	—	(66)	(66)

Economic Income (Loss) / Net income (loss) before non-controlling interests	(9,286)	(1,983)	66	(11,203)
(Income) loss attributable to non-controlling interests	421	1,983	—	2,404
Less: Special allocation to the Managing Member	—	—	—	—
Economic Income (Loss) / Net Income (loss) available to all Members	$(8,865)	$—	$66	$(8,799)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Segment Reporting (Continued)

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

        Substantially all of the Company's revenues are earned from the sponsored funds which the Company manages. For the three months ended March 31, 2010 and 2009, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

15. Regulatory Requirements

        Ramius Securities LLC is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Ramius Securities LLC has elected to use the alternative method, permitted by the Rule, which requires that Ramius Securities LLC maintain net capital in an amount not less than $250,000. As of March 31, 2010, Ramius Securities LLC had net capital of $1.4 million, which was approximately $1.2 million in excess of its required minimum net capital requirement.

        In connection with the November 2, 2009 acquisition and subsequent firm-wide initiative to find efficiencies, the firm decided to consolidate the operations of its two wholly-owned registered broker/dealers, Ramius Securities LLC and Cowen and Company, LLC. During the first quarter 2010, many of the processes performed by Ramius Securities LLC were transferred to Cowen and Company, LLC. On April 8, 2010, Ramius Securities LLC filed Form BDW Uniform Request for Withdrawal From Broker-Dealer Registration.

        As a registered broker-dealer, Cowen and Company, LLC is also subject to the Rule. Under the alternative method permitted by the Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. The Company is not permitted to withdraw equity if certain minimum net capital

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Regulatory Requirements (Continued)

requirements are not met. As of March 31, 2010, Cowen and Company, LLC had total net capital of approximately $34.2 million, which was approximately $33.2 million in excess of its minimum net capital requirement of $1.0 million.

        Ramius Securities LLC and Cowen and Company, LLC are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.

        Proprietary accounts of introducing brokers ("PAIB") held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, LLC and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, LLC, if applicable.

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At March 31, 2010, Ramius UK's Financial Resources of $1.6 million exceeded its minimum requirement of $0.4 million by $1.2 million. At March 31, 2010, CIL's Financial Resources of $4.7 million exceeded its minimum requirement of $2.5 million by $2.2 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At March 31, 2010, CLAL's Financial Resources of $0.3 million exceeded the minimum requirement of $0.02 million by $0.3 million.

16. Related Party Transactions

        The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, Cowen Healthcare Royalty Management, LLC ("CHRP Management"), and the CHRP Funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable from related parties represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts.

        The Company may, at its discretion, waive certain of the fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended March 31, 2010 and 2009, the Company reimbursed the funds that it manages $0.8 million and $1.4 million, respectively, which were recorded net in management fees and incentive income in the condensed consolidated statements of operations. At March 31, 2010 and December 31, 2009, related amounts still payable were $3.1 million and $2.7 million, respectively, and were reflected in fees payable in the condensed consolidated statements of financial condition.

        Certain affiliated funds incurred a loss related to a trading error for which the Company determined, consistent with its internal policies, to bear the cost of correcting such error. This resulted in a loss of approximately $2.7 million for the Company. This amount is included in other expenses in

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Related Party Transactions (Continued)

the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010.

        Pursuant to the operating agreement for its subsidiary Ramius Alternative Solutions LLC, the Company is required to pay certain distribution fees on assets raised by third party distributors. Such distribution fees are reported as client services and business development in the condensed consolidated statements of operations and for the three months ended March 31, 2010 and 2009, equaled $0.3 million and $0.5 million, respectively. At March 31, 2010 and December 31, 2009, related amounts still payable were $0.3 million and $0.5 million, respectively, and were reflected in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

        As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the condensed consolidated statements of financial condition. The remaining balance yet to be paid was $2.3 million and $2.6 million as of March 31, 2010 and December 31, 2009, respectively. Of such amounts outstanding at March 31, 2010, $0.6 million will be paid in the remainder of 2010.

        The Company may, on occasion, also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in receivable from affiliates in the condensed consolidated statement of financial condition. As of March 31, 2010 and December 31, 2009, loans to employees of $2.2 million and $1.9 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. For the three months ended March 31, 2010 and 2009, interest charged for these loans and advances was immaterial. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.

        Included in due to related parties is approximately $5.1 million and $5.0 million at March 31, 2010 and December 31, 2009, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.

17. Guarantees

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

17. Guarantees (Continued)

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

        The Company indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. The Company also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make significant payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

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

18. Subsequent Events

        On May 12, 2010, the Company announced its intention to close two of the funds it manages. In addition, redemptions in one of its funds triggered certain contractual rights of certain investors, which would have allowed them to withdraw their assets held in that fund upon 30 days notice. The investors have instead agreed to extend the time period pursuant to which the Company must return the bulk of its assets in the funds to the end of 2010. As of April 1, 2010, the investors had approximately $668 million invested in the Company's funds.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled "Risk Factors" in Item 1A of our Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Group, Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.

Overview

        Cowen Group Inc. is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, and sales and trading services through its two business segments: Ramius LLC, its alternative investment management segment, and Cowen and Company, LLC its broker-dealer segment. Prior to the consummation of the transactions ("Transactions") on November 2, 2009, the Company conducted its operations through one reportable segment, the alternative investment management segment.

        Our alternative investment management business had approximately $7.9 billion of assets under management as of April 1, 2010. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products and services include hedge funds, fund of funds, real estate, health care royalty funds and cash management services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

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

        In February 2010, we announced plans to integrate senior management and certain aspects of the infrastructure of our hedge fund and fund of funds businesses to improve institutional efficiency and service. On March 1, 2010, we announced the formation of the Ramius Trading Strategies managed account platform.

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

Certain Factors Impacting Our Business

        Our alternative investment management business and results of operations are impacted by the following factors:

  •
  Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment management business will depend on, among other things, its ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As noted below in "Recent Developments," on May 12, 2010, the Company announced its intention to close the Ramius Multi-Strategy and Ramius Enterprise funds. In addition, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A., which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A have instead agreed, pursuant to a Modification Agreement entered into on May 11, 2010, to extend the time period pursuant to which the Company must return the bulk of its assets in our funds to the end of 2010. As of April 1, 2010, affiliates of UniCredit S.p.A had approximately $668 million invested in our investment vehicles, including a fund of funds managed account.

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

  •
  Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of March 31, 2010, we had an investment of approximately $256.2 million in Ramius Enterprise LP ("Enterprise Fund"), an entity which invests its capital in Ramius Enterprise Master Fund Ltd. Most of our return on the Company's invested capital is derived from its investment in the Enterprise Fund, with such income directly dependent on the performance of the Enterprise Fund. As noted below in "Recent Developments," on May 12, 2010, the Company announced its intention to close the Enterprise Fund.

  External Factors Impacting our Business

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

  •
  Our alternative investment management business was affected by the conditions impacting the global financial markets and the hedge fund industry during 2008, which was characterized by substantial declines in investment performance and unanticipated levels of requested redemptions. After a very challenging period during the first quarter of 2009, market conditions have stabilized and begun to improve. While there continue to be net redemptions in the industry, investors' need for capital has become less acute. The variability of redemptions affects our alternative investment management business, and it is always possible that we could intermittently experience redemptions above historical levels, regardless of fund performance. These conditions will continue to affect our alternative investment management business, and as alternative investment managers continue to restrict fund investor liquidity, it is possible that we could continue to experience elevated redemptions relative to historic levels, regardless of fund performance.

  •
  Our broker-dealer business has been and may continue to be adversely affected by market conditions. U.S. and global markets, as well as general economic conditions, continue to be challenging. The Company's investment banking target sectors have been particularly disrupted. The historic decline in market conditions and investor sentiment continue to negatively impact the financial services industry and the securities markets generally, in the form of fewer and smaller investment banking, strategic advisory and equity capital-raising transactions. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our brokerage business. Commission rates, market volatility, investment fund flows between equity and debt securities and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period.

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

Recent Developments

        The Company has taken proactive steps to restructure aspects of its alternative investment management business towards clearly defined liquid strategies and longer term investments and to close certain products that have limited growth potential. Given the potential impact of currently known and expected redemptions on remaining clients that may negatively impact both portfolio liquidity and, potentially, performance going forward, management has decided that the Ramius Multi-Strategy and Ramius Enterprise funds will be closed. Investors will be presented with a variety of options in regards to the liquid portion of their investment in each fund, taking into consideration that not all investors have elected to redeem.

        Since over 50% of the current assets under management in Ramius Enterprise LP represents the Company's balance sheet, capital will be retained in the same securities or assets and actively managed by the existing investment professionals in substantially similar investment strategies.

        Additionally, redemptions in Ramius Multi-Strategy Fund triggered certain contractual rights held by affiliates of UniCredit S.p.A ("UniCredit"), which would have allowed them to withdraw their assets held in that Fund upon 30 days notice. Such affiliates of UniCredit have instead agreed, pursuant to the terms of a Modification Agreement, to extend the time period pursuant to which the Company must return the bulk of its investments in our funds, including a fund of funds managed account, to the end of 2010. In addition, the remaining 50% of UniCredit's Cowen Group shares that were not released from lock-up at the beginning of May will be released from the existing lock-up agreement. The Modification Agreement is described more detail below under "Item 5.01 Other Information."

        Due to the retention of both core trading positions and investment professionals as noted above, as well as the more liquid nature of the assets involved, we believe the process of returning capital to investors in the two existing multi-strategy funds should not have a negative effect on other investment products that we manage.

        The Company's institutional and private clients will continue to have access to a premier suite of products and solutions that encompass both liquid strategies like Ramius Value and Opportunity, our Global Credit Fund, our replication platform, and our new Ramius Trading Strategies managed account platform, as well as our longer term investment funds like our Real Estate funds and funds managed by Cowen Healthcare Royalty Partners.

Basis of presentation

        The unaudited condensed consolidated financial statements of the Company appearing elsewhere in this Form 10-Q include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.

        The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to generally accepted accounting principles as described below (the "Consolidated Funds"). Consequently, the Company's consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as non-controlling interests in consolidated subsidiaries in the consolidated financial statements appearing elsewhere in this Form 10-Q. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.

        The business combination between Ramius and Cowen Holdings was accounted for as an "acquisition" by Ramius of Cowen Holdings, as that term is used under accounting principles generally accepted in the United States of America ("GAAP") for accounting and financial reporting purposes. As a result, the historical financial statements of Ramius (the business of which was operated by RCG Holdings LLC, the Company's accounting predecessor, prior to the consummation of the Transactions) have become the historical financial statements of the Company. As a result, the Company's results for the first quarter of 2010 reflect three months of combined operations, while the first quarter of 2009 GAAP results include three months of legacy Ramius operations only.

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

  •
  Ramius Trading Strategies—Management fees and platform fees for the Company's commodity trading advisory business are generally charged at an annual rate of up to 3% and 1.50%, respectively, for the levered vehicle and 1% and 0.50%, respectively, for the unlevered vehicle. Management and platform fees are generally calculated monthly based on assets under management at the end of each month.

  •
  Other—The Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of 0.08% to 0.20% of assets, based on the average daily balances of the assets under management.

Incentive income

        The Company earns incentive income based on net profits (as defined in the respective investment management agreements) of the Company's funds and certain managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. Incentive income earned is typically between 10% and 20% for hedge funds and 10% for fund of funds, in each case, of the net profits earned for the full year that are attributable to each fee-paying investor. Incentive income on real estate investments is earned in the year of a sale or realization of a private investment. Incentive income in the CHRP Funds is earned only after investors receive a full return of their capital plus a preferred return.

        In periods following a period of a net loss attributable to an investor, the Company does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a "high-water mark." The Company has elected to record incentive income revenue in accordance with "Method 2" of the Financial Accounting Standards Board ("FASB") accounting standards. Under Method 2, the incentive income from consolidated funds and managed accounts for any period is based upon the net profits of those consolidated funds and managed accounts at the reporting date. Any incentive income recognized in a quarter's consolidated statement of operations may be subject to reversal in a subsequent quarter as a result of subsequent negative investment performance prior to the conclusion of the fiscal year, when all contingencies have been resolved. As a result of negative investment performance in 2008, and in the case of certain real estate funds, in 2009, the Company entered 2010 with high-water marks in many funds that the Company manages. These high-water marks require the funds to recover cumulative losses before the Company can begin to earn incentive income in 2010 and beyond.

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

  •
  Interest and Dividends.  Amounts included within interest and dividend expense primarily relate to interest paid on the Company's revolving line of credit.

  •
  General, Administrative and Other.  General, administrative and other expenses are primarily related to professional services, occupancy and equipment, business development expenses, communications, insurance and other miscellaneous expenses. These expenses may also include certain one-time charges and non-cash expenses.

  •
  Consolidated Funds Expenses.  Certain funds are consolidated by the Company pursuant to GAAP. As such, the Company's consolidated financial statements reflect the expenses of these consolidated entities and the portion attributable to other investors is allocated to a non-controlling interest.

  Income Taxes

        Prior to November 2009, Ramius, the accounting predecessor of the Company, operated as a limited liability company that was treated as a partnership and was not subject to U.S. federal or state income taxes. However, as a partnership, Ramius was subject to New York City unincorporated business tax, on its business and investment activities conducted in New York City. In 2010 and in the future, the Company will be subject to U.S. federal, state and city taxation as a corporation. The Company is also subject to foreign taxation on income it generates in certain countries.

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2010, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

        As of March 31, 2010, the Company recorded tax receivables resulting from refund claims stemming from the carry back of net operating losses to the Company's 2006 and 2008 tax returns.

  Non-controlling Interests

        Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

Assets Under Management and Fund Performance

  Assets Under Management

        As of April 1, 2010, the Company had assets under management of $7,865 million, a 0.22% increase as compared to assets under management of $7,848 million as of January 1, 2010. The $17 million increase in assets under management during this period resulted from $71 million in net redemptions (including redemptions effective on April 1, 2010), that was more than offset by a $88 million performance-related increase in assets.

        The following table is a breakout of total assets under management by platform as of April 1, 2010.

Platform	Total Assets under Management		Primary Strategies
	(dollars in millions)
Hedge Funds	$1,703	(1)	Multi-Strategy
			Single Strategy
Fund of Funds	1,777	(2)	Multi-Strategy
			Single Strategy
			Customized Solutions
			Hedging Strategies
	555		Advisory
Real Estate(3)	1,628	(4)	Debt
			Equity
Ramius Trading Strategies	18		RTS Global 3X Fund LP
	6		RTS Global Fund LP
Cowen Healthcare Royalty Partners(5)	903	(4)	Royalty Interests
Other(6)	1,275		Cash Management
			Mortgage Advisory

Total	$7,865

(1)
This amount includes the Company's invested capital of approximately $256.2 million as of April 1, 2010.

(2)
This amount includes the Company's invested capital of approximately $32 million as of April 1, 2010.

(3)
The Company owns between 30% and 55% of the general partners of the real estate business. We do not possess unilateral control over any of these general partners.

(4)
This amount reflects committed capital.

(5)
The Company shares the management fees from the CHRP Funds equally with the founders of the CHRP Funds. In addition, the Company receives a share of the carried interests of the general partners of the CHRP Funds of between 33.3% and 40.2%.

(6)
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

        The following table presents total assets under management by period:

	Year ended December 31,
					January 1, 2010	Three months ended April 1, 2010
	2007	2008	2009
Beginning Assets under Management	$9,592,135	$12,900,355	$9,765,230		$8,313,638	$7,847,712
Net Subscriptions (Redemptions)	2,601,939	(1,066,714)	(1,780,117	)(2)	(465,926)	(70,511)
Net Performance(1)	706,281	(2,068,411)	328,525		—	87,949

Ending Assets under Management	$12,900,355	$9,765,230	$8,313,638		$7,847,712	$7,865,150

(1)
Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(2)
Net redemptions for 2009 include $807 million of capital commitments to the CHRP Funds that were part of Cowen Holdings prior to the Transactions.

  Fund Performance

        The aggressive pursuit of risk assets by directional investors in the first quarter of 2010 stands in stark contrast to the beginning of 2009, when markets conditions were still unstable and investor liquidity issues not yet resolved. Building on recovery events of 2009, both real economic data and market sentiment were supportive of higher asset prices. Aided by the continuation of low interest rates and strong corporate earnings, both credit and equity markets turned in positive performance, with directional investments faring better than hedged strategies. Similarly, more aggressive sectors of the market offered the best performance, such as high yield, small cap stocks and emerging markets. Event-driven strategies also did well. The Company experienced positive results in all of its major investment products. Nonetheless, we believe in the value of holding appropriate hedging positions and are mindful of the amount of credit spread compression and equity appreciation that has already occurred. Managers are also mindful of developments in Europe, especially in Greece, that may have destabilizing effects on markets in the future.

        The table below sets forth performance information as of March 31, 2010, for the Company's funds with assets greater than $200 million as well as information with respect to the firm's largest single-strategy hedge fund and Ramius Trading Strategies funds. The performance reflected below is representative of the net return of the most recently issued full fee paying class of fund interests offered for the respective fund. The net returns are net of all management and incentive fees, and are calculated monthly based on the change in an investor's current month ending equity as a percentage of their prior month's ending equity, adjusted for the current month's subscriptions and redemptions. Such returns are compounded monthly in calculating the final net year to date return. Performance information for the CHRP Funds are not presented due to existing confidentiality provisions.

        The following table presents fund performance for the three months ended March 31, 2010 and 2009:

			Performance for three months Ended March 31,
Platform	Strategy	Largest Fund(1)	2010(2)		2009
Hedge Funds	Multi-Strategy	Ramius Multi-Strategy Fund Ltd	2.25%		(0.70)%
		(Inception Jan. 1, 1996)
		Ramius Enterprise LP	1.93%		(0.87)%
		(Inception Jan. 1, 2008)
	Single Strategy	Ramius Value and Opportunity
		Overseas Fund Ltd.	7.80%		0.93%
		(Inception Mar. 1, 2006)
Fund of Funds	Managed Accounts	Activist Portfolio with Hedging Overlay	2.94%		0.40%
		(Inception Sept. 1, 2007)
		Low Volatility Multi-Strategy Fund	1.55%		0.24%
		(Inception Aug. 1, 2005)
Real Estate	Debt	RCG Longview Debt Fund IV, L.P.	2.93	%(3)	(4.96	)%(3)
		(Inception Nov. 12, 2007)
	Equity	RCG Longview Equity Fund, L.P.	8.01	%(3)	(2.29	)%(3)
		(Inception Nov. 22, 2006)
Ramius Trading Strategies	Commodity Advisory	RTS Global 3X Fund LP	5.99%		n/a
		(Inception Mar 1, 2010)
		RTS Global Fund LP	1.95%		n/a
		(Inception Mar 1, 2010)
Other	Cash Management		0.67%		0.00%

(1)
Funds with assets under management greater than $200 million (excluding CHRP), the Company's largest single-strategy fund and the Ramius Trading Strategies funds. The inception date for a fund represents the initial date that the fund accepted capital from third party investors. As of April 1, 2010, the net assets of the funds presented above were $3.85 billion, or 48.98% of the total assets under management as of April 1, 2010 of $7.87 billion. These funds represent funds with net assets greater than $200 million (excluding CHRP), the Company's largest single-strategy hedge fund and the Ramius Trading Strategies funds. Excluded from the table above are funds with $4.02 billion, or 51.02% of total assets under management as of April 1, 2010. These include a total of 64 smaller individual funds and managed accounts, and the Cowen Healthcare Royalty Partners fund.

(2)
Performance does not reflect any increase in valuation for LBIE assets which have been segregated.

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

        The hedge funds and fund of funds listed above have perpetual high-water marks. These high-water marks require the funds to recover cumulative losses before the Company can begin to earn incentive income in 2010 and beyond on the assets that suffered losses in 2008. In order for the Company to earn an incentive fee from an investor who had participated fully in the 2008 loss, 2009 full year and 2010 first quarter gain, for each of the following hedge funds: Ramius Multi-Strategy Fund Ltd. and Ramius Enterprise LP, the funds would have to increase their respective net asset values by 23.07% and 29.08%, respectively, net of management fees. In order for the Company to earn an incentive fee from an investor who had participated fully in the 2008 loss, 2009 full year and 2010 first quarter gain, for the Low Volatility Multi-Strategy Fund, the fund would have to increase its respective net asset value by 12.26%, net of management fees. Since December 2009, the Activist Portfolio with Hedging Overlay fund has achieved returns in excess of its high-water mark threshold for an investor who had participated fully in the 2008 loss and the 2009 gain.

Results of Operations

        To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income of our alternative investment management and broker-dealer segments follows the discussion of our total consolidated GAAP results. Economic Income reflects, on a consistent basis for all periods presented in the Company's financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income excludes certain adjustments required under GAAP. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company—Segment Analysis and Economic Income," and Note 14 to the Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income to total Company net income (loss).

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

        The Company's first quarter of 2010 results reflect three months of combined operations while the first quarter of 2009 results reflect three months of legacy Ramius operations only.

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Period to Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$6,005	$—	$6,005	NM
Brokerage	29,575	—	29,575	NM
Management fees	9,270	11,511	(2,241)	(19.5)%
Incentive income	2,093	—	2,093	NM
Interest and dividends	804	91	713	783.5%
Reimbursement from affiliates	1,742	3,394	(1,652)	(48.7)%
Other Revenue	622	1,019	(397)	(39.0)%
Consolidated Funds revenues	6,147	4,710	1,437	30.5%

Total revenues	56,258	20,725	35,533	171.4%
Expenses
Employee compensation and benefits	43,433	14,907	28,526	191.4%
Interest and dividends	446	349	97	27.8%
General, administrative and other expenses	34,203	10,273	23,930	232.9%
Consolidated Funds expenses	3,159	3,377	(218)	(6.5)%

Total expenses	81,241	28,906	52,335	181.1%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	1,524	259	1,265	488.4%
Consolidated Funds net gains (losses)	18,273	(3,347)	21,620	NM

Total other income (loss)	19,797	(3,088)	22,885	(741.1)%

Income (loss) before income taxes	(5,186)	(11,269)	6,083	(54.0)%

Income taxes	(266)	(66)	(200)	303.0%

Net loss	(4,920)	(11,203)	6,283	(56.1)%
(Income) loss attributable to non-controlling interests	(8,056)	2,404	(10,460)	NM

Net loss attributable to Cowen Group, Inc. stockholders	$(12,976)	$(8,799)	$(4,177)	47.5%

Revenues

Investment Banking

        Investment banking revenues were $6.0 million for the three months ended March 31, 2010, representing the investment banking activity of Cowen Holdings for the quarter. There were no investment banking revenues for the three months ended March 31, 2009, as the historic results of operations only reflect the legacy Ramius business.

Brokerage

        Brokerage revenues were $29.6 million for the three months ended March 31, 2010, representing the brokerage activity of Cowen Holdings for the quarter. There were no brokerage revenues for the three months ended March 31, 2009, as the historic results of operations only reflect the legacy Ramius business.

Management Fees

        Management fees decreased $2.2 million, or 20%, to $9.3 million for the three months ended March 31, 2010 compared with $11.5 million in the prior year quarter. The decrease was primarily due to the lower level of assets under management in the first quarter of 2010 relative to the same period last year as well as the impact of certain management fee reductions for certain affiliates of UniCredit which became effective in conjunction with the closing of the Transactions.

Incentive Income.

        Incentive income was $2.1 million for the three months ended March 31, 2010, compared to no incentive income for the prior year quarter. Incentive income earned in 2010 relates primarily to fees earned on one of our fund of funds products that surpassed its high water mark in December 2009 as well as fees earned on a portion of our Value and Opportunity fund. However, due to losses in 2008, many of our funds still have high-water marks such that Ramius will not earn incentive income with respect to the assets of the fund investors who suffered such losses in 2008 until these investors recover their losses.

Interest and Dividends

        Interest and dividends increased $0.7 million, or 784%, to $0.8 million for the three months ended March 31, 2010, compared with $0.1 million in the prior year quarter. The increase was primarily attributable to an increase in interest income resulting from an increase in investments in interest bearing assets in the first quarter of 2010 relative to the same period last year.

Reimbursements from Affiliates

        Reimbursements from affiliates decreased $1.7 million, or 49%, to $1.7 million for the three months ended March 31, 2010 compared with $3.4 million for the prior year quarter. The decrease was attributable to lower assets under management in the first quarter of 2010 compared to the same period last year as the Company generally limits such allocations based on a percentage of assets under management.

Other Revenue

        Other revenue decreased $0.4 million, or 39%, to $0.6 million for the three months ended March 31, 2010 compared with $1.0 million in the prior year quarter. The decrease was primarily due to a reduction in retail commissions earned in the first quarter of 2010 compared to the same period last year.

Consolidated Funds Revenues

        Consolidated Funds revenues increased $1.4 million, or 30.5%, to $6.1 million for the three months ended March 31, 2010 compared with $4.7 million in the prior year quarter. The increase was primarily attributable to fees earned in the first quarter of 2010 in the Enterprise Fund for waiving anti-dilution rights on specific warrants held that did not occur in the same period last year.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses increased $28.5 million, or 191%, to $43.4 million for the three months ended March 31, 2010 compared with $14.9 million in the prior year quarter. The increase was due to the impact of including three months of compensation and benefits expense associated with the legacy Cowen Holdings business, partially offset by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count in 2010 compared to 2009 for the legacy Ramius business.

Interest and Dividends

        Interest and dividend expense remained substantially unchanged at $0.4 million for the three months ended March 31, 2010 compared to $0.3 million for the prior year quarter. Interest and dividends expense relates primarily to interest on our credit facility.

General, Administrative and Other Expenses

        General, administrative and other expenses increased $23.9 million, or 233%, to $34.2 million for the three months ended March 31, 2010 compared with $10.3 million in the prior year quarter. The increase was due to the impact of including three months of general, administrative and other expense associated with the legacy Cowen Holdings business.

Consolidated Funds Expenses

        Consolidated Funds expenses decreased $0.2 million, or 5.9%, to $3.2 million for the three months ended March 31, 2010 compared with $3.4 million in the prior year quarter. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities.

Other Income (Loss)

        Other income (loss) increased $22.9 million to income of $19.8 million for the three months ended March 31, 2010 compared to a loss of $3.1 million in the prior year quarter. The increase is a result of positive fund performance in the current year period versus negative performance in the prior year period as a result of the general unprecedented levels of market volatility, and liquidity constraints that persisted in the first quarter of 2009 and affected almost every asset class globally. As previously described, the Company invests its own capital primarily in the Enterprise Fund with any gains or losses from the Company's investment in the Enterprise Fund shown under Consolidated Funds for that period. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest.

Income Taxes

        Income tax benefit increased $0.2 million to $0.3 million for the three months ended March 31, 2010 from $0.1 million in the prior year quarter. The increase was caused by the recognition of state and local tax benefits related to prior years.

Income (Loss) Attributable to Non-controlling Interests

        Income attributable to non-controlling interests was $8.1 million for the three months ended March 31, 2010 compared with a loss of $2.4 million in the prior year quarter. The period over period change was the result of improved performance in certain of the Consolidated Funds.

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

        Our Economic Income may not be comparable to similarly titled measures used by other companies. We use Economic Income as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. As a result of the adjustments made to arrive at Economic Income, Economic Income has limitations in that it does not take into account certain items included or excluded under GAAP, including our Consolidated Funds. Economic Income is considered by management as a supplemental measure to the GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income to GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 14 to the Company's condensed consolidated financial statements included in this Form 10-Q.

        In general, Economic Income (loss) is a pre-tax measure that (i) presents the Company's results of operations without the impact resulting from the consolidation of any of the Company's funds (in both periods presented), (ii) excludes goodwill impairment (there were no goodwill impairment charges in either period presented), (iii) excludes allocations to the managing member, as there will be no such allocations in the future (there were no allocations made to the managing member in either period presented), and (iv) excludes the reorganization expenses for the Transactions (there were no reorganization expenses in either period presented) and one-time equity awards made in connection with the Transactions (in the 2010 period only). In addition, Economic Income revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities. For GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income expenses are reduced by reimbursement from affiliates, which for GAAP purposes is presented gross as part of revenue.

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

Non-controlling Interests

        Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. Non-wholly-owned entities included Ramius Alternative Solutions LLC, in the 2009 period only, as subsequent to the Transactions that entity became a wholly-owned subsidiary of the Company.

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

        For the three months ended March 31, 2010, the Company's alternative investment management segment includes three months of its hedge funds, fund of funds, real estate and other investment platforms operating results. In addition, the alternative investment management segment includes three months of CHRP's operating results for the three months ended March 31, 2010, as a result of the Transactions. For the three months ended March 31, 2009, the Company's alternative investment management segment reflects three months of its hedge funds, fund of funds, real estate and other investment platforms operating results, but does not include any of CHRP's operating results.

        For the three months ended March 31, 2010, the Company's broker-dealer segment includes three months of its investment banking and brokerage businesses' operating results. There were no investment banking or brokerage operating results for the three months ended March 31, 2009 as the historic results of operations reflect the legacy Ramius business only.

	Three Months Ended March 31,				Total Period-to-Period
	2010			2009	$ Change	% Change
	(dollars in thousands)
	Alternative Investment Management	Broker-Dealer	Total 2010	Alternative Investment Management
Economic Income Revenues
Investment banking	$—	$6,005	$6,005	$—	$6,005	NM
Brokerage	—	29,575	29,575	—	29,575	NM
Management fees	12,587	28	12,615	14,596	(1,981)	(13.6)%
Incentive income (loss)	1,982	—	1,982	(2,122)	4,104	NM
Investment income (loss)	11,192	229	11,421	(620)	12,041	NM
Other revenue	(51)	124	73	359	(286)	(79.7)%

Total economic income revenues	25,710	35,961	61,671	12,213	49,458	405.0%

Economic Income Expenses
Compensation and benefits	16,184	25,136	$41,320	14,907	$26,413	177.2%
Non-compensation expenses	8,899	24,468	33,367	10,006	23,361	233.5%
Reimbursement from affiliates	(1,887)	—	(1,887)	(3,414)	1,527	(44.7)%

Total economic income expenses	23,196	49,604	72,800	21,499	51,301	238.6%

Net economic income (loss) (before non-controlling interest)	2,514	(13,643)	(11,129)	(9,286)	(1,843)	19.8%
Non-controlling interest	—	—	—	421	(421)	NM

Economic income (loss)	$2,514	$(13,643)	$(11,129)	$(8,865)	$(2,264)	25.5%

Economic Income Revenues

        Total economic income revenues were $61.7 million for three months ended March 31, 2010, an increase of $49.5 million compared to economic income revenues of $12.2 million for the prior year quarter.

Alternative Investment Management Segment

        Alternative investment management segment economic income revenues were $25.7 million for the three months ended March 31, 2010, an increase of $13.5 million compared to a revenues of $12.2 million for the prior year quarter.

        Management Fees.    Management fees for the segment decreased $2.0 million, or 14%, to $12.6 million for the three months ended March 31, 2010 compared with $14.6 million for the prior year quarter. The decrease was due to the decrease in assets under management as well as the impact of certain management fee reductions for certain affiliates of UniCredit which became effective in conjunction with the closing of the Transactions.

        Incentive Income (Loss).    Incentive income for the segment was $2.0 million for the three months ended March 31, 2010 compared to a loss of $2.1 million for the prior year quarter. The loss in the prior year quarter was primarily due to a reversal of previously recorded incentive income allocations from Ramius's interests in the general partner of a certain real estate fund pursuant to the terms of the governing documents of such fund. The incentive income for the three months ended March 31, 2010 primarily relates to fees earned on one of our fund of funds products that surpassed its high water mark in December 2009 as well as fees earned on a portion of our Value and Opportunity fund. However, many of our funds still have high-water marks so that Ramius will not earn incentive income with respect to the investments of the fund investors who suffered such losses in 2008 until the investors recover their losses.

        Investment Income.    Investment income for the segment was a gain of $11.2 million for the three months ended March 31, 2010 compared with a loss of $0.6 million for the prior year quarter. The increase is a result of positive fund performance in the current year period versus negative performance in the prior year period. A portion of our investment performance in the quarter was related to positive developments with regard to certain identified assets currently held by Lehman Brothers International (Europe) which resulted in marking these positions up from 20 cents on the dollar to 72 cents on the dollar during the quarter.

        Other Revenue.    Other revenue for the segment was a loss of $0.1 million for the three months ended March 31, 2010 compared with a gain of $0.4 million for the prior year quarter. The decrease was primarily due to a reduction in retail commissions earned in the first quarter of 2010 compared to the same period last year, in addition to losses on both the disposal of fixed assets and foreign currency fluctuations on foreign assets for the three months ended March 31, 2010.

Broker-Dealer Segment

        Broker-dealer segment economic income revenues were $36.0 million for the three months ended March 31, 2010. There were no broker-dealer segment revenues in the prior year quarter as the historic results of operations only reflect the legacy Ramius business.

        Investment Banking.    Investment banking revenues were $6.0 million for the three months ended March 31, 2010, representing the investment banking activity of Cowen Holdings for the quarter. During the quarter, the Company completed 4 underwriting transactions, 1 private capital raising transactions and 4 strategic advisory transactions. There were no investment banking revenues in the first quarter of 2009 as the historic results of operations only reflect the legacy Ramius business.

        Brokerage.    Brokerage revenues were $29.6 million for three months ended March 31, 2010, representing the brokerage activity of Cowen Holdings for the quarter. There were no brokerage revenues in the first quarter of 2009 as the historic results of operations only reflect the legacy Ramius business.

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense was $41.3 million for the three months ended March 31, 2010, an increase of $26.4 million compared to $14.9 million in the prior year quarter. The increase was primarily attributable to the inclusion of three months of legacy Cowen compensation and benefits expense in the first quarter of 2010.

        Compensation and benefits expenses for the alternative investment management segment increased $1.3 million, or 9%, to $16.2 million for the three months ended March 31, 2010 compared with $14.9 million in the prior year quarter. The increase was driven by higher accruals for incentive compensation offset partially by lower base salaries and benefit expense associated with a reduction in head count.

        Compensation and benefits expenses for the broker-dealer segment were $25.1 million for the three months ended March 31, 2010, which represents the operations of legacy Cowen for the quarter. There were no broker-dealer segment compensation and benefits expenses in the prior year quarter as the historic results of operations only reflect the legacy Ramius business.

        Non-compensation Expenses.    Total non-compensation expenses increased $23.4 million to $33.4 million for the three months ended March 31, 2010 compared to $10.0 million in the prior year quarter. The increase was due to the inclusion of three months of non-compensation expenses associated with the legacy Cowen Holdings business in the first quarter of 2010, partially offset by a decrease in non-compensation expense from the alternative investment management business.

        Non-compensation expenses for the alternative investment management segment were $8.9 million for the three months ended March 31, 2010. Non-compensation expenses for the broker-dealer segment were $24.5 million for the three months ended March 31, 2010, which represents the quarterly results of legacy Cowen Holdings. The following table shows the components of the non-compensation expenses, in total, for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Period-to-Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses:
Interest expense	$116	$342	$(226)	(66.1)%
Professional, advisory and other fees	2,388	1,402	986	70.3%
Occupancy and equipment	5,645	2,531	3,114	123.0%
Floor brokerage and trade execution	4,945	—	4,945	NM
Service fees, net	3,812	606	3,206	529.0%
Communications	3,308	274	3,034	1107.3%
Marketing and business development	3,846	1,485	2,361	159.0%
Depreciation and amortization	2,494	1,236	1,258	101.8%
Other	6,813	2,130	4,683	219.6%

Total	$33,367	$10,006	$23,361	233.5%

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased $1.5 million, or 45%, to $1.9 million for the three months ended March 31, 2010 compared with $3.4 million in the prior year quarter. The decrease was attributable to lower assets under management in the 2010 period as such allocations are largely made based on a percentage of assets under management.

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

        Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents, assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2010, we had cash and cash equivalents of $12.9 million. At March 31, 2010, the Company's investment in the Enterprise Fund was valued at $256.2 million. The Company withdrew approximately $35.2 million from the Enterprise Fund effective January 1, 2010. In December 2009, the Company completed a public offering of 17,292,698 shares of Class A common stock, resulting in approximately $80.6 million of additional equity.

        The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries bi-weekly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year in February.

        As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Development" we have entered into a modification agreement with affiliates of Unicredit and it is not expected to have a material impact on the Company's liquidity and capital resources.

        As of March 31, 2010, the Company had unfunded commitments of $8.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. In addition, the Company has committed to invest $42.0 million in the CHRP Funds as a limited partner of the CHRP Funds and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Funds. This commitment is expected to be called over the fund investment period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through March 31, 2010, the Company has funded $15.5 million towards these commitments.

        Ramius Securities is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Ramius Securities has elected to use the alternative method, permitted by the Rule. Since Ramius Securities has elected not to be subject to the Aggregate Indebtedness Standard (a)(1)(i) of the Rule and Ramius Securities has not made a market in any securities since January 2006, Ramius Securities shall not permit its net capital to be less than $250,000. As of March 31, 2010, Ramius Securities had net capital of $1.4 million, which was approximately $1.2 million in excess of its required minimum net capital requirement. In connection with the Transactions, the firm decided to consolidate the operations of its two wholly-owned registered broker/dealers, Ramius Securities LLC and Cowen and Company, LLC. During the first quarter 2010, many of the processes performed by Ramius Securities LLC were transferred to Cowen and Company, LLC. On April 8, 2010, Ramius Securities LLC filed a Form BDW Uniform Request for Withdrawal From Broker-Dealer Registration.

        As a registered broker-dealer, Cowen and Company is also subject to the Rule, and is subject to a minimum net capital requirement. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. The Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2010, Cowen and Company had net capital of approximately $34.2 million, which was approximately $33.2 million in excess of its minimum net capital requirement of $1.0 million.

        Ramius Securities and Cowen and Company are exempt from the provisions of Rule 15c3-3 under the Exchange Act as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.

        Ramius UK Ltd. and Cowen International Limited are subject to the applicable capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At March 31, 2010, Ramius UK's Financial Resources of $1.6 million exceeded its minimum requirement of $0.4 million by $1.2 million. At March 31, 2010, CIL's Financial Resources of $4.7 million exceeded its minimum requirement of $2.5 million by $2.2 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the applicable financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At March 31, 2010, CLAL's Financial Resources of $0.3 million exceeded the minimum requirement of $0.02 million by $0.3 million.

        The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital. In addition, our secured revolving credit facility with UniCredit Bank AG (formerly known as Bayerische Hypo-und Vereinsbank AG) ("HVB AG") referenced below prohibits us and certain of our subsidiaries from incurring any indebtedness, other than certain indebtedness permitted under the facility.

Cash Flows Analysis

        The Company's primary sources of cash are derived from its operating activities, fees, realized returns on its own invested capital and borrowings under its line of credit. The Company's primary uses of cash include compensation, general and administrative expenses and payments of interest and principal under its line of credit. Cash flow results during the three months ended March 31, 2009 only reflect the cash flows and net loss of Ramius LLC prior to the Transaction. As a result, the cash flow amounts from operating, investing and financing activities for the three months ended March 31, 2010 and 2009 are not comparable.

        Operating Activities.    Net cash provided used in operating activities of $87.5 million for the three months ended March 31, 2010 was predominately related to cash used to pay for year-end bonus accruals included in compensation payable and payments for purchases of securities related to proprietary capital. Net cash provided by operating activities of $19.2 million for the three months ended March 31, 2009 was predominately related to proceeds from sales of other investments held by the consolidated funds and net sales of holdings in the broker dealer, partially offset by a net loss and payments for year end bonus accruals.

        Investing Activities.    Net cash provided by investing activities of $2.5 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively, was primarily due to the proceeds from sale of other investments.

        Financing Activities.    Net cash used in financing activities for the three months ended March 31, 2010 was $49.6 million primarily related to a repayment on the line of credit and payments by the consolidated funds for capital withdrawals. For the three months ended March 31, 2009 net cash used in financing activities was $46.3 million which was primarily related to withdrawals from members, occurring prior to the notification of the Transaction as well as a consolidated fund's full repayment on its line of credit and payments by the consolidated funds for capital withdrawals.

Notes Payable, Short-Term Borrowings and Credit Facilities

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit. The first borrowing under this line occurred on June 30, 2009. As of March 31, 2010 and December 31, 2009, the Company had borrowings of $18 million and $43.0 million, respectively, under the line of credit portion and $6.7 million at December 31, 2009 under the letter of credit portion. At the Company's election and discretion, borrowings under this collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 0.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 2.75%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 2.75%. The 2009 collateralized revolving credit agreement was to mature on November 2, 2009 but was extended; $25 million was extended through January 4, 2010 and $25 million was extended through September 29, 2011. All terms of the extended collateralized revolving credit agreement remain the same except the following: at the Company's election and discretion, borrowings under the extended 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 3.5%. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of March 31, 2010 and during the period from June 3, 2009 to March 31, 2010, the Company was in compliance with these covenants.

        On January 4, 2010, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $25 million to HVB AG, reducing its revolving line of credit balance.

        Interest incurred on the Company's lines of credit (in combination with all previous lines of credit) for the three months ended March 31, 2010 and 2009 were $0.3 million and $0.1 million, respectively.

        Cash collateral pledged at December 31, 2009, on the condensed consolidated statements of financial condition, represents collateral that was required to be posted for obligations or potential obligations under the letter of credit discussed above pursuant to the lease agreement for the Company's premises in New York City. This collateral was released with the terms of the extended collateralized revolving credit agreement. The Company's investment in Enterprise Master through Enterprise LP has been pledged as collateral under the line of credit portion of the revolving credit agreement discussed above.

        The Company also has two additional irrevocable letters of credit, the first of which is for $100,000, which expires on July 26, 2010, supporting workers' compensation insurance with Safety

National Casualty Corporation, and the second of which is for $57,000, which expires on November 14, 2010, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. Each of these letters of credit provides for automatic annual renewals, at the Company's option, on their expiration dates. As of March 31, 2010 and December 31, 2009, there were no amounts due related to these letters of credit.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as of March 31, 2010. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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

    The Company categorizes its investments in Portfolio Funds within the fair value hierarchy dependent on the ability to redeem the investment. If the Company has the ability to redeem its investment at NAV at the measurement date or within the near term, the Portfolio Fund is categorized as a Level 2 fair value measurement. If the Company does not know when it will have the ability to redeem its investment or cannot do so in the near term, the Portfolio Fund is categorized as a Level 3 fair value measurement. See Note 4 for further details of the Company's investments in Portfolio Funds.

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

        See Note 5 to the Company's audited consolidated financial statements included in our 2009 Form 10-K filed with the SEC on March 25, 2010 for further information regarding the Company's investments and fair value measurements.

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

  Legal and Regulatory Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with FASB accounting standards. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. The consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 11 to the Company's condensed consolidated financial statements for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the consolidated statements of financial condition.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        During the three months ended March 31, 2010, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. For a detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2010.

        Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information reflects developments with respect to the Company's legal proceedings that occurred in the first quarter of 2010. These items should be read together with the Company's discussion in Note 11 "Commitments, Contingencies and Guarantees—Litigation," in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

  In re: Initial Public Offering Securities Litigation

        On April 16, 2010, plaintiffs filed a motion with the United States District Court for the Southern District of New York ("SDNY") requesting that those class members who appealed the SDNY's final order approving the settlement be required to post appeal bonds. To the extent that Cowen Holdings incurs additional legal fees or pays any settlement amount, it will be indemnified by Société Générale.

  Adelphia Communications Corp. Litigation

        On April 19, 2010, the Appaloosa plaintiffs filed with the SDNY a Stipulation and Order of Dismissal with Prejudice, which was signed by the SDNY on April 20, 2010. To the extent that Cowen Holdings incurs additional legal fees or pays any settlement amount in connection with this dismissal, it will be indemnified by Société Générale.

  Madden Litigation

        On April 14, 2010, the United State District Court for the Northern District of California ("NDCA") denied Cowen and Company's motion to dismiss and granted plaintiffs' motion to remand the case back to the Superior Court of the State of California for the City and County of San Francisco. To the extent that Cowen Holdings incurs additional legal fees or pays any settlement, fine or monetary sanction, it will be indemnified by Société Générale.

  Global Cash Litigation

        On March 15, 2010, the United States District Court for the District of Nevada issued an order preliminarily approving the settlement and scheduling a fairness hearing on the settlement for June 25, 2010.

  CardioNet Litigation

        On March 5, 2010, Cowen and Company was named as a defendant, along with several other underwriters, in a putative class action filed in the Superior Court of the State of California, County of San Diego, in connection with an August 2008 follow-on offering for CardioNet, Inc. ("CardioNet"). The complaint alleges, among other things, that the prospectuses for CardioNet's March 2008 IPO (in which Cowen and Company did not participate) and subsequent follow-on offering (in which Cowen and Company did participate) were false and misleading and failed to disclose, among other things, that CardioNet incorrectly reported revenue and failed to disclose certain risks relating to Medicare reimbursement rates for CardioNet's services. On April 5, 2010, Cowen and Company and the other defendants moved to remove the case to the United States District Court for the Southern District of California and, on April 7, 2010, moved to transfer the case to the United States District Court for the Eastern District of Pennsylvania. On April 23, 2010, plaintiffs moved to remand the case back to California state court. The motions to transfer and remand remain pending.

  Fuqi Litigation

        In March 2010, Cowen and Company was named, along with several other underwriters, as a defendant in two putative class actions filed in the SDNY in connection with a July 2009 follow-on offering for Fuqi International, Inc. ("Fuqi"). The complaint alleges, among other things, that the prospectus for Fuqi's follow-on offering was false and misleading and contained materially inaccurate financial statements that overstated the company's gross profit and net income.

  Lehman Brothers

        On December 29, 2009, Lehman Brothers International (Europe), or LBIE, announced that the Claim Resolution Agreement ("CRA") it had proposed, which would provide a framework for returning trust assets to LBIE's trust creditors, had become effective with respect to LBIE and the signatories to the CRA, which includes the Ramius hedge funds who had assets at LBIE. The CRA included a March 19, 2010 bar date for LBIE 's trust creditors to notify LBIE of claims to any of the trust assets controlled by LBIE. Given (1) the fact that the bar date has passed and (2) the additional information Ramius has received from LBIE regarding the various components of the Ramius hedge funds' claims against LBIE, Ramius has decided to value its total net equity claim as follows: (i) the trust assets that we have been informed are within the control of LBIE and are expected to be distributed to us in the relatively near term are being valued at market less a 1% discount that corresponds to the fee that will be charged under the CRA for the return of trust assets, (ii) the trust assets that are not within the control of LBIE, but that Ramius believes are held by LBIE through Lehman Brothers, Inc. ("LBI"), are being valued at 47% which represents the present value of the mid-point between what Ramius believes are reasonable estimates of the low-side and high-side potential recovery rates with respect to its LBI exposure, (iii) the trust assets that are not within the control of LBIE and are not believed to be held through LBI are being valued at 30%, which represents Ramius's estimate of potential recovery rates with respect to this exposure and (iv) Ramius's remaining unsecured claims against LBIE are being valued at 30%, which represents Ramius's estimate of potential recovery rates with respect to this exposure.

  Regulatory Inquiries and Investigations

        In addition to the civil litigation matters described above, we are also involved in a number of regulatory inquiries and investigations, which are not covered by the Indemnification Agreement. The most significant regulatory matters that developed during the first quarter of 2010 are as follows:

  •
  On January 13, 2010, Ramius's broker-dealer subsidiary, referred to as Ramius Securities, received a Wells Notice from FINRA's Department of Market Regulation indicating that it intended to recommend an enforcement action be brought against Ramius Securities for certain alleged violations of Regulation SHO regarding the short sale of securities. Ramius Securities responded to the Wells Notice on March 24, 2010.

  •
  On April 30, 2010, Cowen and Company received a Letter of Acceptance, Waiver and Consent from FINRA's Department of Market Regulation seeking the payment of a fine and the implementation of remedial measures regarding certain alleged trade reporting violations. Cowen and Company has not yet responded to the letter.

Item 1A.    Risk Factors

        The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our 2009 Form 10-K filed with the SEC on March 25, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Removed and Reserved

Item 5.    Other Information

        As disclosed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments", on May 11, 2010, the Company, RCG Holdings LLC ("RCG"), C4S & Co., L.L.C., as managing member of RCG ("C4S"), Ramius LLC, a wholly owned subsidiary of the Company ("Ramius") and Ramius Alternative Solutions LLC , a wholly owned subsidiary of the Company ("Ramius Alternative Solutions" and, together with the Company, RCG, C4S and Ramius, the "Company Parties") entered into a Modification Agreement (the "Modification Agreement") with BA Alpine Holdings, Inc. ("BA Alpine"), Alpine Cayman Islands Limited ("Alpine Cayman"), UniCredit Bank AG (formerly known as Bayerische Hypo- und Vereinsbank AG) ("HVB AG"), HVB Alternative Advisors LLC ("HVB") and CEAKSCH Verwaltungs G.m.b.H. ("CEAKSCH" and, together with BA Alpine, Alpine Cayman, HVB AG and HVB, the "UniCredit Parties"), which, among other things, amends certain agreements between certain Company Parties and certain UniCredit Parties, as set forth more specifically below. The description of the Modification Agreement is qualified in its entirety by reference to the full text of the Modification Agreement, a copy of which is attached hereto as Exhibit 10.25.

Amendments to the Investment Management Agreement

        The Modification Agreement, amends the Amended and Restated Investment Management Agreement, dated as of June 3, 2003, as amended on June 3, 2009, by and between Ramius and Alpine Cayman (as amended, the "Investment Management Agreement"), to provide that Ramius will (i) liquidate or cause to be liquidated all assets attributable to Alpine Cayman and CEAKSCH and which are readily reducible to cash ("Liquid Assets") of Ramius Multi-Strategy Master Fund Ltd. by December 31, 2010 and (ii) cause the distribution of the net proceeds of such liquidation to Alpine Cayman and CEAKSCH to be completed by January 31, 2011. However, Ramius has the option to extend the liquidation period with respect to certain Liquid Assets until December 31, 2011, upon the payment of applicable extension fees. Under the Investment Management Agreement as amended by the Modification Agreement, Ramius has also agreed to use its reasonable best efforts, at its sole expense, (i) to obtain bids from third parties to purchase certain assets of Alpine Cayman and CEAKSCH that are not Liquid Assets and interests in certain Ramius investment vehicles held by Alpine Cayman or CEAKSCH and (ii) to facilitate the closing of such sales by December 31, 2010. Furthermore, following June 30, 2010, Alpine Cayman and CEAKSCH will no longer be obligated to pay management fees to Ramius with respect to their assets under the management of Ramius.

Amendments to the Investment Reporting Agreement

        The Modification Agreement, amends the Investment Reporting Agreement, dated as of July 29, 2005, as amended January 1, 2007 and June 3, 2009, by and between Ramius Alternative Solutions and HVB AG (as amended, the "Investment Reporting Agreement"), Ramius Alternative Solutions will distribute (i) a portion of HVB AG's indirect investment in Ramius FOF European Platform—S2 01

(such investment, the "European Platform Investment") equal to €85 million in cash on or prior to May 25, 2010 and (ii) the remaining portion of the European Platform Investment consisting of remaining available cash on or prior to July 30, 2010. Commencing with the fiscal quarter ending June 30, 2010, Ramius Alternative Solutions will distribute on a quarterly basis all portions of the European Platform Investment which are received from underlying managers. With respect to any portion of the European Platform Investment that is not readily reducible to cash, HVB AG may elect to cause Ramius Alternative Solutions to (a) use its reasonable best efforts, at its sole expense, to (x) obtain bids from third parties to purchase such portion of the European Platform Investment and (y) facilitate the closing of such sales by December 31, 2010 or (b) distribute such portion of the European Platform Investment in kind. Furthermore, following June 30, 2010, HVB AG will no longer be obligated to pay management or incentive fees to Ramius with respect to the European Platform Investment.

Amendments to the Asset Exchange Agreement

        Pursuant to the terms of the Modification Agreement, the Asset Exchange Agreement, dated as of June 3, 2009, as amended July 9, 2009, by and among the Company, RCG, HVB, HVB AG and Cowen Holdings, Inc., a wholly owned subsidiary of the Company (as amended, the "Asset Exchange Agreement"), has been amended to remove the remaining contractual restrictions on the sale or other disposition of shares of the Company's Class A common stock which HVB received pursuant to the terms of the Asset Exchange Agreement.

Release of Claims

        The Modification Agreement also provides for the mutual release by each of the Company Parties and the UniCredit Parties of all claims that such parties had, have or may have in the future against each other arising under or relating to the Investment Management Agreement, Investment Reporting Agreement or Asset Exchange Agreement, provided that the parties fulfill their respective obligations under the Modification Agreement, except to the extent such claims relate to acts or omissions occurring after the date of the Modification Agreement.

Amendments to the RCG Operating Agreement

        RCG owns approximately 49.9% of the Company's Class A Common Stock and BA Alpine is a member of RCG. Pursuant to the terms of the Modification Agreement, C4S, the managing member of RCG, and BA Alpine have consented to the amendment of the Fourth Amended and Restated Limited Liability Company Agreement of RCG, dated as of November 2, 2009, to remove all remaining limitations on distributions and withdrawals applicable to BA Alpine (as a Series I member of RCG) under such agreement with respect to the shares of the Company's Class A common stock held by RCG and underlying BA Alpine's interests in RCG, except as otherwise required by applicable law.

Item 6.    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COWEN GROUP, INC.
By:	/s/ PETER A. COHEN
	Name:	Peter A. Cohen
	Title:	Chief Executive Officer and President (principal executive officer)
By:	/s/ STEPHEN A. LASOTA
	Name:	Stephen A. Lasota
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: May 13, 2010

Exhibit Index

Exhibit No.	Description
10.1	Modification Agreement, dated as of May 11, 2010, among the Registrant, RCG Holdings LLC, C4S & Co., L.L.C., Ramius LLC, Ramius Alternative Solutions LLC, BA Alpine Holdings, Inc., Alpine Cayman Islands Limited, UniCredit Bank AG (formerly known as Bayerische Hypo- und Vereinsbank AG, Munich), HVB Alternative Advisors LLC and CEAKSCH Verwaltungs G.m.b.H.
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.