Form 10-Q
period 2010-06-30
COWEN GROUP, INC.
filed 2010-08-13
CIK 1466538

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of August 12, 2010 there were 75,030,510 shares of the registrant's common stock outstanding.

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

        Unaudited Condensed Consolidated Financial Statements are presented for the three months and six months ended June 30, 2010 and 2009. The Consolidated Financial Statements as of December 31, 2009 were audited.

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(unaudited)

	As of June 30, 2010	As of December 31, 2009
Assets
Cash and cash equivalents	$15,350	$147,367
Cash collateral pledged	501	7,246
Securities owned, at fair value	222,133	54,153
Other investments	26,276	28,490
Receivable from brokers	44,222	32,525
Fees receivable	17,121	22,446
Due from related parties (see Note 17)	14,601	14,860
Fixed assets, net of accumulated depreciation and amortization of $27,364 and $16,449, respectively	29,445	32,603
Goodwill	27,179	27,179
Intangible assets, net of accumulated amortization of $6,326 and $4,506, respectively	14,574	16,394
Other assets	18,795	24,199
Consolidated Funds
Cash and cash equivalents	11,458	625
Securities owned, at fair value	10,790	—
Other investments, at fair value	482,192	550,407
Other assets	693	947

Total Assets	$935,330	$959,441

Liabilities and Stockholders' Equity
Securities sold, not yet purchased, at fair value	$31,380	$14,812
Securities sold under agreement to repurchase	28,640	—
Payable to brokers	105,286	3,817
Compensation payable	28,894	80,923
Note payable and short-term borrowings	18,000	49,746
Fees payable (see Note 17)	1,564	5,387
Due to related parties (see Note 17)	7,303	8,103
Accounts payable, accrued expenses and other liabilities	44,824	65,599
Consolidated Funds
Capital withdrawals payable	44,477	26,312
Redemptions received in advance	9,490	—
Accounts payable, accrued expenses and other liabilities	1,053	392

Total Liabilities	320,911	255,091

Commitments and Contingencies (see Note 12)
Redeemable non-controlling interests	165,825	230,825

Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 74,965,589 and 74,743,163 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively (including 2,202,634 and 2,554,182 restricted shares, respectively)	726	726
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	493,182	483,872
Accumulated deficit	(44,726)	(10,553)
Accumulated other comprehensive loss	(588)	(520)

Total stockholders' equity	448,594	473,525

Total Liabilities and Stockholders' Equity	$935,330	$959,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Investment banking	$9,938	$—	$15,943	$—
Brokerage	29,793	—	59,369	—
Management fees	8,881	10,923	18,151	22,434
Incentive income	(100)	—	1,994	—
Interest and dividends	1,380	87	2,183	178
Reimbursement from affiliates	1,741	2,096	3,484	5,490
Other	398	669	1,020	1,688
Consolidated Funds
Interest and dividends	2,965	3,241	8,746	7,867
Other	4	16	370	100

Total revenues	55,000	17,032	111,260	37,757
Expenses
Employee compensation and benefits	38,547	13,879	81,980	28,786
Floor brokerage and trade execution	3,945	—	8,973	—
Interest and dividends	621	338	1,067	687
Professional, advisory and other fees	2,879	7,162	5,267	9,170
Service fees	4,034	—	7,853	—
Communications	3,153	253	6,454	527
Occupancy and equipment	5,845	2,542	11,474	5,073
Depreciation and amortization	2,390	1,198	4,884	2,434
Client services and business development	4,379	1,828	8,544	3,313
Other	4,710	2,514	12,092	5,253
Consolidated Funds
Interest and dividends	(177)	2,221	1,390	4,631
Professional, advisory and other fees	831	867	1,509	1,707
Floor brokerage and trade execution	285	—	994	—
Other	243	55	447	182

Total expenses	71,685	32,857	152,928	61,763
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	249	(4,235)	1,774	(3,976)
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	(8,211)	19,620	11,006	32,287
Net realized and unrealized gains (losses) on derivatives	720	(7,543)	500	(24,898)
Net gains (losses) on foreign currency transactions	777	(2,818)	52	(1,477)

Total other income (loss)	(6,465)	5,024	13,332	1,936

Income (loss) before income taxes	(23,150)	(10,801)	(28,336)	(22,070)

Income tax expense (benefit)	599	17	333	(49)

Net income (loss)	(23,749)	(10,818)	(28,669)	(22,021)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	2,552	(6,393)	(5,504)	(3,989)

Net income (loss) attributable to Cowen Group, Inc.
stockholders	$(21,197)	$(17,211)	$(34,173)	$(26,010)

Weighted average common shares outstanding:
Basic	72,693	37,537	72,601	37,537
Diluted	72,693	37,537	72,601	37,537
Earnings (loss) per share:
Basic	$(0.29)	$(0.46)	$(0.47)	$(0.69)

Diluted	$(0.29)	$(0.46)	$(0.47)	$(0.69)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands, except share data)

(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Total Comprehensive Income (loss)
Balance, December 31, 2009	74,743,163	$726	$483,872	$(520)	$(10,553)	$473,525	$230,825

Comprehensive income (loss):
Net income (loss)	—	—	—	—	(34,173)	(34,173)	5,504	$(28,669)
Defined Benefit Plans	—	—	—	87	—	87	—	87
Foreign currency translation	—	—	—	(155)	—	(155)	—	(155)

Total comprehensive income (loss)	—	—	—	(68)	(34,173)	(34,241)	5,504	$(28,737)
Capital contributions	—	—	—	—	—	—	2,646
Capital withdrawals	—	—	—	—	—	—	(71,846)
Consolidation of Replication Ltd (see Note 2b)	—	—	—	—	—	—	408
Deconsolidation of CHRP GP (see Note 2b)	—	—	—	—	—	—	(1,712)
Restricted stock awards issued	222,426	—	—	—	—	—	—
Amortization of share based compensation	—	—	9,310	—	—	9,310	—

Balance, June 30, 2010	74,965,589	$726	$493,182	$(588)	$(44,726)	$448,594	$165,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(28,669)	$(22,021)
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	4,884	2,433
Share-based compensation	9,310	—
Net loss on disposal of fixed assets	266	—
Purchases of securities owned, at fair value	(666,553)	(75,955)
Proceeds from sales of securities owned, at fair value	409,108	86,359
Proceeds from the sale of short investments	306,842	—
Payments to cover short investments	(295,263)	—
Net (gains) losses on securities, derivatives and other investments	(1,975)	(2,820)
Consolidated Funds:
Purchases of securities owned, at fair value	(212,811)	—
Proceeds from sales of securities owned, at fair value	202,007	—
Purchases of other investments	(18,634)	(1,015)
Proceeds from sales of other investments	117,873	40,267
Net realized and unrealized (gains) losses on investments and other transactions	(15,578)	(7,543)
(Increase) decrease in operating assets:	—
Securities owned, at fair value, held at broker dealer	82,450	(9,002)
Receivable from brokers	(11,697)	9,578
Fees receivable	5,325	6,192
Due from related parties	259	4,203
Other assets	5,404	344
Consolidated Funds:
Cash and cash equivalents	(6,089)	(3,530)
Other assets	99	(450)
Increase (decrease) in operating liabilities:
Securities sold, but not yet purchased, at fair value, held at broker dealer	11,727	—
Payable to brokers	101,469	—
Compensation payable	(51,711)	(24,824)
Fees payable	(3,840)	(6,170)
Due to related parties	(800)	2,708
Accounts payable, accrued expenses and other liabilites	(20,775)	5,626
Consolidated Funds:
Due to related parties	—	(136)
Accounts payable, accrued expenses and other liabilities	661	638

Net cash (used in) / provided by operating activities	$(76,711)	$4,882

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from investing activities:
Purchases of other investments	(3,164)	(215)
Proceeds from sales of other investments	5,686	4,336
Purchase of fixed assets	(172)	(276)
Sale of fixed assets	—	146

Net cash provided by investing activities	2,350	3,991

Cash flows from financing activities:
Securities sold under agreement to repurchase	28,640	(1,425)
Repayments on the line of credit	(25,000)	—
Capital withdrawals to members	—	(16,941)
Consolidated Funds;
Repayments on the line of credit	—	(10,207)
Capital contributions by non-controlling interests in Consolidated Funds	2,646	247
Capital withdrawals to non-controlling interests in Consolidated Funds	(63,942)	(21,529)

Net cash used in financing activities	(57,656)	(49,855)

Change in cash and cash equivalents	(132,017)	(40,982)
Cash and cash equivalents at beginning of period	147,367	46,677

Cash and cash equivalents at end of period	$15,350	$5,695

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

        Voting Interest Entities ("VOEs") are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity's economic performance. VOEs are consolidated in accordance with Financial Accounting Standards Board ("FASB") accounting standards. In accordance with these standards, the Company presently consolidates five funds deemed to be VOEs for which it acts as the general partner or investment manager. RTS Global 3x Fund LP ("RTS 3x") was first consolidated in the first quarter of 2010, when it commenced operations.

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

        Ramius Alternative Replication Fund Ltd ("Replication Ltd") was first consolidated as of April 1, 2010, when the Company's first investment into the fund, which commenced operations in October 2009, resulted in a substantial ownership interest in the fund.

c.     Valuation of investments and derivative contracts

        The FASB accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

d.     Securities sold under agreements to repurchase

        Transactions involving the sale of securities under agreements to repurchase are carried at their contract value and are accounted for as collateralized financings. In connection with these financings, as of June 30, 2010, the Company had pledged collateral in the amount $34.4 million, which is included in securities owned, at fair value in the consolidated statements of financial position.

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

e.     Recently adopted accounting pronouncements

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

f.      Future adoption of accounting pronouncements

        As of June 30, 2010, none of the changes to the Codification issued by the FASB that are not yet effective are expected to have an impact on the Company's financial position or results of operations.

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

        The Transactions were accounted for under the acquisition method in accordance with US GAAP. Accordingly, the Transactions were accounted for as an acquisition by Ramius of Cowen Holdings. As such, results of operations for Cowen Holdings are included in the consolidated statements of operations for periods subsequent to the date of acquisition, and not for the three months and six months ended June 30, 2009. The assets acquired and liabilities assumed were recorded at their fair value as at the acquisition date.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Acquisition (Continued)

        Included in the accompanying consolidated statements of operations for the three months and six months ended June 30, 2010 are revenues of $42.4 million and $80.8 million, respectively and a net loss of $9.2 million and $20.6 million, respectively related to Cowen Holdings. The following table provides unaudited supplemental pro forma financial information for the three months and six months ended June 30, 2009 as if the Transactions had occurred as of the beginning of that period:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in thousands, except per share data)
	(unaudited)
Pro forma total revenues	$66,817	$131,275
Pro forma net loss	(17,915)	(38,309)
Pro forma net loss attributable to Cowen Group, Inc. stockholders	(23,194)	(41,604)
Pro forma net loss per share:
Basic	$(0.42)	$(0.75)
Diluted	$(0.42)	$(0.75)

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

        As of June 30, 2010 and December 31, 2009, securities owned consisted of the following, at fair value:

	As of June 30, 2010	As of December 31, 2009
	(dollars in thousands)
U.S. Government securities*	$10,821	$—
Common stocks	49,426	11,439
Restricted common stock	5,000	—
Corporate bonds*	148,840	38,327
Options	6,443	1,312
Warrants and rights	404	1,356
Mutual Funds	1,199	1,719

	$222,133	$54,153

*
At June 30, 2010, maturities ranged from July 2010 to December 2015 and interest rates ranged between 0.01% and 13.00%. At December 31, 2009, maturities ranged from January 2010 to January 2013 and interest rates ranged between 0.27% and 10.00%.

Other investments

        As of June 30, 2010 and December 31, 2009, other investments consisted of the following:

  Other investments

	As of June 30, 2010	As of December 31, 2009
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$18,350	$20,683
(2) Real estate investments, at fair value	1,159	1,077
(3) Equity method investments	6,454	6,521
(4) Lehman claims, at fair value	313	209

	$26,276	$28,490

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

  (1)
  Portfolio Funds, at fair value

        The Portfolio Funds as of June 30, 2010 and December 31, 2009, included the following:

  Portfolio Funds

	As of June 30, 2010	As of December 31, 2009
	(dollars in thousands)
Tapestry Investment Co PCC Ltd	$1,002	$2,669
Cowen Healthcare Royalty Partners, L.P.	15,954	17,009
Ramius Global Credit Fund LP	831	—
Ramius Value and Opportunity Fund LP	297	639
RCG Special Opportunities Fund, Ltd	156	321
Other affiliated funds	110	45

	$18,350	$20,683

  (2)
  Real estate investments, at fair value

        Real estate investments at June 30, 2010 and December 31, 2009 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC ("RE Manager"), a real estate operating subsidiary of the Company, of $0.3 million and $0.2 million, respectively, and real estate debt investments held by the Company of $0.8 million and $0.9 million, respectively.

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

	As of June 30, 2010	As of December 31, 2009
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,148	$1,651
Cowen Healthcare Royalty GP, LLC*	1,293	—
RCG Longview Partners, LLC	1,288	1,565
RCG Urban American, LLC	749	605
Urban American Real Estate Fund II, L.P.	672	409
RCG Longview Louisiana Manager, LLC	220	400
RCG Longview Equity Management, LLC	335	1,360
RCG Kennedy House, LLC	246	222
Other	503	309

	$6,454	$6,521

*
See Note 2b

        As of June 30, 2010, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

        The Company's income (loss) from equity method investments was $0.5 million and $(4.6) million for the three months ended June 30, 2010 and 2009, respectively, and $1 million and $(4.4) million for the six months ended June 30, 2010 and 2009, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.

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

        Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has decided to fair value the Total Net Equity Claim at an approximately 80% discount at December 31, 2009 and a 70% discount at June 30, 2010, which represents management's best estimate at the respective dates of value that ultimately may be recovered with respect to the Total Net Equity Claim (the "Estimated Recoverable Lehman Claim"). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of Lehman unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual loss that may ultimately be incurred by the Company with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by the Company.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

b.     Consolidated Funds

Securities owned, at fair value

        Securities owned held by the Consolidated Funds are comprised of:

	As of June 30, 2010	As of December 31, 2009
	(dollars in thousands)
Government sponsored securities*	$10,790	$—

	$10,790	$—

*
Maturities in 2010 range from July 2010 to May 2011 and interest rates ranging between 0.35% and 4.88%.

Other investments, at fair value

        Other investments held by the Consolidated Funds are comprised of:

	As of June 30, 2010	As of December 31, 2009
	(dollars in thousands)
(1) Portfolio Funds	$467,610	$546,526
(2) Lehman Claims	14,582	3,881

	$482,192	$550,407

  (1)
  Investments in Portfolio Funds, at fair value

        At June 30, 2010 and December 31, 2009, investments in Portfolio Funds, at fair value, included the following:

	As of June 30, 2010	As of December 31, 2009
	(dollars in thousands)
Investments of Enterprise LP	$382,004	$449,160
Investments of Replication Ltd	871	—
Investments of consolidated fund of funds investment companies	84,735	97,366

	$467,610	$546,526

  Consolidated investments of Enterprise LP

        Ramius Enterprise LP ("Enterprise LP") operates under a "master—feeder" structure with Ramius Enterprise Master Fund Ltd ("Enterprise Master"), whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate, LP. The consolidated investments in Portfolio Funds

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

recorded in other investments on the condensed consolidated statements of financial condition includes Enterprise LP's investment of $382.0 million and $449.2 million in Enterprise Master as of June 30, 2010 and December 31, 2009, respectively. Enterprise LP can redeem from or contribute to its investment in Enterprise Master on a monthly basis at the decision of the Company with no prior notice as cash is needed at Enterprise LP. There are no unfunded commitments at Enterprise LP. See Note 12 for unfunded commitments of Enterprise Master. Enterprise Master utilizes certain strategies including merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage-backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master has broad investment powers and maximum flexibility in seeking to achieve its investment objective. It may invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. See Note 5 for further information on the underlying investments of Enterprise Master.

  Consolidated investments of Replication Ltd

        Ramius Alternative Replication Fund Ltd. ("Replication Ltd") operates under a "master—feeder" structure with Ramius Alternative Replication Master Fund Ltd. ("Replication Master"), whereby Replication Master's shareholders are Replication Ltd and Ramius Enhanced Replication Fund LLC. The consolidated investments in Portfolio Funds recorded in other investments on the condensed consolidated statements of financial condition includes Replication Ltd's investment of $0.8 million in Replication Master as of June 30, 2010. Replication Ltd can redeem from or contribute to its investment in Replication Master on a monthly basis at the decision of the investment manager with no prior notice as cash is needed at Replication Ltd. There are no unfunded commitments at Replication Ltd. Replication Master's investment objective is to seek to replicate a specific, actively managed hypothetical portfolio by investing its capital in liquid market instruments. Generally, Replication Master expects the trading to be performed on a monthly basis. However, Replication Master is not restricted in terms of the number of trades or frequency of trades that it makes, particularly in cases of abnormal market movements where trading may occur more frequently. Replication Master may invest in exchange traded funds, futures, options, or any other variety of financial instruments or derivative instrument that the investment manager feels is appropriate within the parameters of Replication Ltd.'s offering documentation. See Note 5 for further information on the underlying investments of Replication Master.

  Investments of consolidated fund of funds investment companies

        The investments of consolidated fund of funds investment companies of $84.7 million and $97.4 million at June 30, 2010 and December 31, 2009, respectively, include the investments of Ramius Levered Multi-Strategy FOF LP ("Levered FOF"), Ramius Multi-Strategy FOF LP ("Multi-Strat FOF") and Ramius Vintage Multi-Strategy FOF LP ("Vintage FOF"), all of which are investment companies managed by Ramius Alternative Solutions LLC and RTS 3x of which is managed by Ramius Trading Strategies LLC. Levered FOF's and Multi-Strat FOF's investment objectives are to invest discrete pools of their capital on a leveraged basis among portfolio managers that invest through

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

Portfolio Funds, forming a multi-strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Vintage FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. RTS 3x's investment objective is to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital pursuant to managed futures and global macro-based investment strategies. RTS 3x seeks to achieve its objective through a multi-advisor investment approach by allocating its capital among third-party trading advisors that are unaffiliated with RTS 3x. However, unlike a traditional "fund of funds" that invests with advisors through entities controlled by third-parties, the RTS 3x will allocate its capital among a number of different trading funds organized and managed by the General Partner.

        The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of June 30, 2010 and December 31, 2009:

		June 30, 2010
		Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3x Fund LP	Total
	Strategy	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
		(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$34,091	$—	$—	$34,091	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	39,977	—	39,977	(a)
Tapestry Pooled Account V LLC*	Credit-Based	619	—	—	—	619	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	6,110	6,110	(c)
Externally Managed Portfolio Funds	Credit-Based	597	—	—	—	597	(b)
Externally Managed Portfolio Funds	Event Driven	2,753	—	—	—	2,753	(d)
Externally Managed Portfolio Funds	Hedged Equity	31	—	—	—	31	(e)
Externally Managed Portfolio Funds	Multi-Strategy	503	—	—	—	503	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	54	—	—	—	54	(g)

		$4,557	$34,091	$39,977	$6,110	$84,735

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

(d)
The Event Driven strategy is generally implemented through various combinations and permutations of merger arbitrage, restructuring and distressed instruments. Approximately 6% as of June 30, 2010 and 9% as of December 31, 2009 of the investments in this category represent investments in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated. The remaining amount of the investments in this category is in a side pocket or suspended with undetermined payout dates.

(e)
The Hedged Equity strategy focuses on equity strategies with some directional market exposure. The strategy attempts to profit from market efficiencies and direction. As of June 30, 2010, the investee fund manager has side-pocketed the Company's investment.

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

(g)
The Fixed Income Arbitrage strategy seeks to achieve long term capital appreciation by employing a variety of strategies to generate returns without significant exposure to credit spread, interest rate changes or duration. As of June 30, 2010, the investment manager has gated the Company's investment.
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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

        On June 24, 2010, Enterprise Master and the funds managed by the Company that have assets held at LBIE received an initial asset distribution from LBIE which was subsequently sold for proceeds of $28.4 million. Enterprise Master's proportionate share of this distribution was $10.7 million. The estimated final recoverable amount by the Company may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be material.

Indirect Concentration of the Underlying Investments Held by Consolidated Funds

        From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company at June 30, 2010 and December 31, 2009, the Company identified Consolidated Funds that had interests in an issuer of investments, for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). The following table presents such interests which represent the aggregate of (i) the gross amount of exposure that Consolidated Funds have through their investments held directly and (ii) the gross amount of exposure held indirectly through their investments in any unconsolidated master funds:

	As of June 30, 2010
	Shares/ Principal Amount (in local currency)	Fair Value
	(amounts in thousands)
U.S. Treasury notes, 1.875% - 8.75%, due January 2015 - May 2040, including futures	$53,660	$60,735
U.S. Treasury notes, 0.625% - 3.625%, due May 2012 - February 2020, including futures	$155,830	(157,940)

	As of December 31, 2009
	Shares/ Principal Amount (in local currency)		Fair Value
	(amounts in thousands)
Harvest Energy Trust 7.875% October 2011		$3,415	$3,441
Harvest Energy Trust 6.4% - 7.5% October 2012 - May 2015	C$	29,202	28,169
Burlington Northern Sante Fe (common stock shares)		358	35,314
U.S. Treasury notes, 0.75% - 8.75%, due September 2011 - August 2020, including futures		$181,230	185,220
U.S. Treasury notes, 1.375% - 3.625%, due April 2012 - November 2019, including futures		$83,090	(82,034)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

  Fair value measurements

        The following table presents the financial instruments recorded at fair value on the condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2010 and December 31, 2009:

  Operating Entities

	Assets at Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$10,821	$—	$—	$10,821
Common stocks	49,089	3	334	49,426
Restricted common stock	—	—	5,000	5,000
Corporate bonds	—	147,507	1,333	148,840
Options	5,472	—	971	6,443
Warrants and rights	—	—	404	404
Mutual Funds	1,199	—	—	1,199
Other investments
Portfolio Funds(a)	1,002	1,140	16,208	18,350
Real estate investments	—	—	1,159	1,159
Lehman claim	—	—	313	313

	$67,583	$148,650	$25,722	$241,955

	Liabilities at Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$27,722	$—	$—	$27,722
Options	3,658	—	—	3,658

	$31,380	$—	$—	$31,380

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
Common stocks	$11,081	$24	$334	$11,439
Corporate bonds	—	38,327	—	38,327
Options	1,312	—	—	1,312
Warrants and rights	—	1,356	—	1,356
Mutual Funds	1,719	—	—	1,719
Other investments
Portfolio Funds(a)	2,669	644	17,370	20,683
Real estate investments	—	—	1,077	1,077
Lehman claim	—	—	209	209

	$16,781	$40,351	$18,990	$76,122

	Liabilities at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$14,307	$—	$—	$14,307
Options	505	—	—	505

	$14,812	$—	$—	$14,812

  Consolidated Funds' investments

	Assets at Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$10,790	$—	$—	$10,790
Other investments
Portfolio Funds	—	382,875	84,735	467,610
Lehman claims	—	—	14,582	14,582

	$10,790	$382,875	$99,317	$492,982

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

        The following table includes a rollforward of the amounts for the three months and six months ended June 30, 2010 and June 30, 2009, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Operating Entities								Consolidated Funds
	Common stock	Restricted common stock	Corporate Bonds	Options	Warrants and Rights	Portfolio Funds	Real estate	Lehman claim	Portfolio Funds	Lehman claim
Balance at March 31, 2010	$334	$5,058	$—	$—	$587	$14,407	$1,108	$313	$88,935	$13,966
Transfers in (out)	—	—	—	—	—	—	—	—	—	—
Purchases	2,000	—	1,215	0	—	1,966	70	—	4,013	—
Sales	(2,000)	—	—	0	—	(483)	—	—	(6,085)	—
Realized gains (losses)	—	—	—	—	—	—	—	—	(11)	—
Unrealized gains (losses)	—	(58)	118	971	(183)	318	(19)	—	(2,117)	616

Balance at June 30, 2010	$334	$5,000	$1,333	$971	$404	$16,208	$1,159	$313	$84,735	$14,582

Balance at March 31, 2009	$—	$—	$—	$—	$—	$1,752	$1,502	$209	$123,268	$3,881
Transfers in (out)	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	132	—	—	—
Sales	—	—	—	—	—	—	—	—	(3,213)	—
Realized gains (losses)	—	—	—	—	—	—	—	—	772	—
Unrealized gains (losses)	—	—	—	—	—	66	(47)	—	4,545	—

Balance at June 30, 2009	$—	$—	$—	$—	$—	$1,818	$1,587	$209	$125,372	$3,881

Balance at December 31, 2009	$334	$—	$—	$—	$—	$17,370	$1,077	$209	$97,366	$3,881
Transfers in (out)	—	—	—	—	1,356	(2,866)	—	—	—	—
Purchases	—	5,000	1,215	7,000	—	2,100	114	—	17,052	—
Sales	—	—	—	(7,000)	(402)	(1,286)	(53)	—	(30,290)	—
Realized gains (losses)	—	—	—	—			—	—	2,387	—
Unrealized gains (losses)	—	—	118	971	(550)	890	21	104	(1,780)	10,701

Balance at June 30, 2010	$334	$5,000	$1,333	$971	$404	$16,208	$1,159	$313	$84,735	$14,582

Balance at December 31, 2008	$—	$—	$—	$—	$—	$1,970	$1,605	$209	$157,513	$3,881
Transfers in (out)	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	132	—	1,015	—
Sales	—	—	—	—	—	(220)	—	—	(38,330)	—
Realized gains (losses)	—	—	—	—	—	—	—	—	772	—
Unrealized gains (losses)	—	—	—	—	—	68	(150)	—	4,402	—

Balance at June 30, 2009	$—	$—	$—	$—	$—	$1,818	$1,587	$209	$125,372	$3,881

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

        All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying condensed consolidated statements of operations.

        There were no significant transfers between Level 1 and Level 2 assets and liabilities for the three months and six months ended June 30, 2010.

5. Underlying Investments of Unconsolidated Funds Held by Consolidated Funds

  Enterprise Master

        As discussed in Note 4, Enterprise LP's investment in Enterprise Master is equal to Enterprise LP's proportional share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master at June 30, 2010 and December 31, 2009:

  Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	June 30, 2010		December 31, 2009
	Securities owned	Securities sold, but not yet purchased	Securities owned	Securities sold, but not yet purchased
	(dollars in thousands)
Bank debt	$—	$—	$1,646	$—
Commercial mortgage backed securities	—	—	2,723	—
Common stock	15,624	(2,004)	182,447	(47,151)
Convertible debt	662	—	123,060	—
Corporate bonds	19,999	—	181,402	(1,541)
Exchange traded funds	—	(3,086)	—	(5,549)
Foreign government debt	—	—	10,374	(10,660)
Loans	—	—	812	—
Options—put	677	(142)	6,052	(84)
Options—call	1,847	(14)	2,335	(3,048)
Over-the-counter foreign currency call option	7	(1)	5	(1)
Preferred stock	2,637	—	4,558	(198)
Private equity	456	—	107	—
Restricted stock	2,942	—	6,172	—
Rights	1,948	—	1,950	—
Trade claims	128	—	128	—
US Treasury Notes	85,818	(183,253)	185,118	(82,004)
Warrants	280	—	6,831	—

	$133,025	$(188,500)	$715,720	$(150,236)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Underlying Investments of Unconsolidated Funds Held by Consolidated Funds (Continued)

  Derivative contracts, at fair value, owned by Enterprise Master, net

Description	As of June 30, 2010	As of December 31, 2009
	(dollars in thousands)
Asset swaps	$3	$295
Credit default swaps—protection purchased	(8)	(574)
Credit default swaps—protection sold	—	432
Currency forwards	20	691
Equity swaps—long exposure	—	(1,001)
Futures	625	(822)
Interest rate call swaption—long exposure	8	105
Interest rate call swaption—short exposure	—	(127)
Interest rate swaps—long exposure	—	40
Total return swap	—	2,123

	$648	$1,162

  Portfolio Funds, owned by Enterprise Master, at fair value

		June 30, 2010	December 31, 2009
	Strategy	Fair Value
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$117	$2,091
QREX, LLC*	Life Settlements	—	1,278
Q Capital Strategies, LLC*	Life Settlements	111	779
RCG Longview Equity Fund, LP*	Real Estate	9,387	9,036
RCG Longview II, LP*	Real Estate	2,105	2,261
RCG Longview Debt Fund IV, LP*	Real Estate	9,189	6,807
RCG Longview, LP*	Real Estate	224	272
RCG Soundview, LLC*	Real Estate	3,065	3,859
RCG Urban American Real Estate Fund, L.P.*	Real Estate	3,220	2,961
RCG International Sarl*	Multi-Strategy	7,349	7,096
Ramius Navigation Fund Ltd*	Multi-Strategy	72,424	—
Portside Growth & Opportunity Fund*	Multi-Strategy	—	9,753
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	100,593	110,279
Ramius Credit Opportunities Fund Ltd*	Distressed	250	717
RCG Endeavour, LLC*	Multi-Strategy	122	149
RCG Energy, LLC*	Energy	23,738	23,063
RCG Renergys, LLC*	Energy	3	3
Other Private Investments	Various	15,834	16,059
Real Estate Investments	Real Estate	19,609	21,364

		$267,340	$217,827

*
These Portfolio Funds are affiliates of the Company.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Underlying Investments of Unconsolidated Funds Held by Consolidated Funds (Continued)

  Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP

        As discussed in Note 4, Multi-Strat FOF and Vintage FOF's investments in their respective master funds are equal to their proportional share of their master fund's net assets; as a result, the investments in Portfolio Funds of the master funds reflected below exceed the net investment which Multi-Strat FOF and Vintage FOF have recorded. The following table presents summarized investment information for the underlying Portfolio Funds held by Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP, at fair value, as of June 30, 2010 and December 31, 2009:

		June 30, 2010		December 31, 2009
	Strategy	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP
		(dollars in thousands)
Ramius Hedged Equity FOF LP*	Hedged Equity	$—	$—	$6,725	$—
Ramius Vintage Multi-Strategy Master FOF LP*	Multi Strategy	2,436	—	5,394	—
Tapestry Pooled Account II, LLC*	Hedged Equity	—	4,227	—	5,642
Tapestry Pooled Account V, LLC*	Credit-Based	1,274	1,360	1,612	1,720
Externally Managed Funds	Credit-Based	6,334	920	4,084	1,158
Externally Managed Funds	Event Driven	8,157	8,612	9,117	13,912
Externally Managed Funds	Fixed Income Arbitrage	77	—	81	—
Externally Managed Funds	Hedged Equity	7,470	4,634	5,461	5,453
Externally Managed Funds	Multi Strategy	7,575	8,042	11,564	14,647
Externally Managed Funds	Other	—	—	47	—
Externally Managed Funds	Global Macro	2,997	3,332	2,081	5,321
Externally Managed Funds	Opportunistic Equity	—	2,906	—	2,825
Externally Managed Funds	Managed Futures	2,307	1,289	2,256	1,278

		$38,627	$35,322	$48,422	$51,956

*
These Portfolio Funds are affiliates of the Company.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Underlying Investments of Unconsolidated Funds Held by Consolidated Funds (Continued)

  RTS Global 3x Fund LP's Portfolio Fund investments

        RTS Global 3X, which commenced operations in March 2010, invests over half of its equity in six externally managed portfolio funds (See Note 4) which primarily concentrate around futures and global macro strategies. The following table presents the summarized investment information, which is primarily receivable/(payable) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of June 30, 2010:

As of June 30, 2010
(dollars in thousands)
Bond Futures	$8
Commodity Forward	(110)
Commodity Future	866
Currency Forward	(100)
Currency Future	(226)
Index Future	(169)
Interest Rate Future	57

$326

  Ramius Alternative Replication Master Fund Ltd.

        As discussed in Note 4, Replication Ltd's investment in Replication Master is equal to Replication Ltd's proportional share of Replication Master's net assets; as a result, the investment balances of Replication Master reflected below may exceed the net investment which Replication Ltd has recorded. Summarized investment information for the underlying investments and derivatives held by Replication Master, at fair value, at June 30, 2010 are comprised of $1.3 million of exchange traded funds and ($27,000) of futures.

6. Payable to Brokers

        Payable to brokers includes amounts payable for unsettled transactions, monies borrowed and proceeds for short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the Company's prime broker agreements, these balances are presented net (assets less liabilities) across balances with the same broker. Payable to brokers was $105.3 million and $3.8 million (see Note 19) at June 30, 2010 and December 31, 2009, respectively.

7. Goodwill

        Goodwill is reviewed for possible impairment at least annually or more frequently if events or circumstances indicate a possible impairment. There were no additions to goodwill and no impairment losses during the three and six months ended June 30, 2010.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Redeemable non-controlling interests in consolidated subsidiaries

        Non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of June 30,	As of December 31,
	2010	2009
	(dollars in thousands)
Non-controlling interests in consolidated subsidiaries
Operating Companies(a)	$—	$1,713
Consolidated Funds	165,825	229,112

	$165,825	$230,825

(a)
See Note 2b

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
(Income) loss attributable to non-controlling interests in consolidated subsidiaries
Operating Companies	$—	$(1,346)	$—	$(926)
Consolidated Funds	2,552	(5,047)	(5,504)	(3,063)

	$2,552	$(6,393)	$(5,504)	$(3,989)

9. Share-Based Compensation and Employee Ownership Plans

Share-based compensation plans in place after the Transactions

        The Company issues share-based compensation under Cowen Holdings' previously established 2006 Equity and Incentive Plan and 2007 Equity and Incentive Plan and the recently established Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two to five year period. As of June 30, 2010, there were approximately 6.6 million shares available for future issuance under the Equity Plans.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Share-Based Compensation and Employee Ownership Plans (Continued)

Company. As such, the expense related to these grants is included in the compensation expense of the Company.

        The Company measures compensation cost for share-based awards according to the fair value method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $3 million and $5.7 million, respectively, for the three months and six months ended June 30, 2010. The income tax effect recognized for the Equity Plans was a benefit of $1.5 million and $2.6 million, respectively, for the three months and six months ended June 30, 2010.

        In relation to awards under the RCG Grants, the Company recognized expense of $2.1 million and $3.6 million, respectively, for the three months and six months ended June 30, 2010. The income tax effect recognized for the RCG Grants was a benefit of $0.8 million and $1.4 million, respectively, for the three months and six months ended June 30, 2010.

  Stock Options

        The following table summarizes the Company's stock option activity for the six months ended June 30, 2010:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance outstanding at December 31, 2009	892,782	$15.06	3.81	$—
Options granted	50,001	4.89
Options acquired	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(64,323)	16.00

Balance outstanding at June 30, 2010	878,460	$14.41	3.44	$—

Options exercisable at June 30, 2010	828,459	$14.99	3.34	$—

(1)
Based on the Company's closing stock price of $4.10 on June 30, 2010.

        As of June 30, 2010, the unrecognized compensation expense related to the Company's grant of stock options was immaterial.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Share-Based Compensation and Employee Ownership Plans (Continued)

  Restricted Shares and Restricted Stock Units Granted to Employees

        The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2010:

	Nonvested Restricted Shares and Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2009	2,554,182	$6.90
Granted	4,000,829	4.91
Vested	(479,866)	5.03
Forfeited	(402,308)	5.41

Balance outstanding at June 30, 2010	5,672,837	$5.76

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of June 30, 2010, there was $22.5 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted share units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted share units granted to employees is expected to be recognized over a weighted-average period of 1.9 years.

RCG Grants

        The following table summarizes the Company's RCG Grants activity for the six months ended June 30, 2010:

	Nonvested RCG Grants	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2009	2,859,426	$7.30
Granted	—	—
Vested	(91,502)	—
Forfeited	—	—

Balance outstanding at June 30, 2010	2,767,924	$7.30

        The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the Transactions.

        As of June 30, 2010 there was $13.7 million of unrecognized compensation expense related to the Company's RCG Grants. Unrecognized compensation expense related to RCG Grants is expected to be recognized over a weighted-average period of 2.33 years.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Share-Based Compensation and Employee Ownership Plans (Continued)

  Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members

        There were no restricted stock units awarded and 14,215 vested awards were delivered to non-employee members of the Company's Board of Directors during the three months ended June 30, 2010. As of June 30, 2010, there were 114,920 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors.

10. Defined Benefit Plans

        The following amounts relate to the defined benefit plans in aggregate for the three months and six months ended June 30, 2010 and 2009.

Components of net periodic benefit cost included in employee compensation and benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	79	83	158	167
Expected return on plan assets	(74)	(83)	(147)	(162)
Amortization of (loss) / gain	—	—	—	—
Amortization of prior service cost	5	6	11	11
Settlement	—	27	—	27

Net periodic benefit cost	$10	$33	$22	$43

        During the three months and six months ended June 30, 2010, the Company made no contributions to its defined benefit plans. The amount to be contributed to these plans in 2010 will be determined in the third quarter.

11. Income Taxes

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

        The Company calculated its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an extraordinary item is recorded in the quarter in which it occurs. The Company used the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company's effective income tax rate was (1.18)% and 0.22% for the six months ended June 30, 2010 and 2009, respectively. During the six

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

11. Income Taxes (Continued)

months ended June 30, 2010, the extraordinary items whose tax impact were recorded discretely were tax provisions of the Company's foreign subsidiaries and taxes resulting from prior period adjustments.

        For the period June 30, 2010, the effective tax rate differs from the statutory rate of 35% primarily due to an increase in the Company's valuation allowance.

        For the period June 30, 2009, the effective tax rate differed from the statutory rate of 35% primarily because the Company was taxed as a partnership that was only subject to New York City unincorporated business tax.

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2010, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

        The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. There are no ongoing income tax audits by any taxing authority. The Company's subsidiary that operates in China concluded its audits for tax years 2005-2008, which resulted in immaterial tax assessments that the Company fully paid or reserved against fully in the second quarter of 2010.

12. Commitments and Contingencies

        The Company has entered into non-cancellable leases for office space and equipment. These leases contain escalation clauses for operating expenses and real estate taxes. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Net rent expense was $4 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively, and was $8.0 million and $4.3 million for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, future minimum annual lease payments for the Company were as follows:

	Minimum Lease Payments
	Equipment Leases	Facility Leases
	(in thousands)
Remainder of 2010	$5,428	$9,101
2011	9,839	17,097
2012	7,330	16,387
2013	5,560	14,921
2014	3,900	10,666
Thereafter	2,343	59,999

	$34,400	$128,171

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Commitments and Contingencies (Continued)

        The Company has entered into agreements to sublease certain of its premises. These subleases expired in May 2010. The Company recorded sublease income related to these leases of $0.3 million and $0.4 million during the three months ended June 30, 2010 and 2009, respectively and $0.8 million and $1.0 million during the six months ended June 30, 2010 and 2009, respectively

        The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.

        As of June 30, 2010, the Company had unfunded commitments of $8.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. In addition, the Company has committed to invest $42.0 million to the funds managed by Cowen Healthcare Royalty Partners (the "CHRP Funds") as a limited partner of the CHRP Funds and also as a member of CHRP GP, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through June 30, 2010, the Company has funded $17.7 million towards these commitments.

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

        The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with FASB accounting standards. To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. Although there can be no assurances as to the ultimate outcome, the Company has established reserves for litigation and regulatory matters that it believes are adequate as of June 30, 2010. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Commitments and Contingencies (Continued)

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

13. Note Payable and Short-Term Borrowings

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit. The first borrowing under this line occurred on June 30, 2009. As of June 30, 2010 and December 31, 2009, the Company had borrowings of $18.0 million and $43.0 million, respectively, under the line of credit portion and $6.7 million at December 31, 2009 under the letter of credit portion. At the Company's election and discretion, borrowings under this collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 0.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 2.75%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 2.75%. The 2009 collateralized revolving credit agreement was to mature on November 2, 2009 but was extended; $25.0 million was extended through January 4, 2010 and $25 million was extended through September 29, 2011. All terms of the extended collateralized revolving credit agreement remain the same except the following: at the Company's election and discretion, borrowings under the extended 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 3.5%. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of June 30, 2010 and during the period from June 3, 2009 to June 30, 2010, the Company was in compliance with these covenants.

        On January 4, 2010, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $25 million to HVB AG, reducing its revolving line of credit balance.

        Interest incurred on the Company's lines of credit (in combination with all previous lines of credit) was $0.2 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and was $0.5 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Note Payable and Short-Term Borrowings (Continued)

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

        The Company also has three additional irrevocable letters of credit, the first of which is for $50,000, which expires on July 12, 2011, supporting workers' compensation insurance with Safety National Casualty Corporation, the second of which is for $57,000, which expires on May 12, 2011, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease and the third, new as of May 2010, is for $82,000, which expires on May 12, 2011, supporting the Company's San Francisco office. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2010 and December 31, 2009, there were no amounts due related to these letters of credit.

14. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with FASB accounting standards. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of June 30, 2010, there were 74,965,589 shares outstanding, of which 2,202,634 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 114,920 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. Stock options, restricted shares, and restricted share units outstanding were not included in the computation of diluted net loss per common share for the three months ended June 30, 2010, as their inclusion would have been anti-dilutive.

        In calculating earnings per share for the periods prior to the November 2, 2009 transaction date, the net earnings (loss) amounts represent the results for the former Ramius, and the shares outstanding

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Earnings Per Share (Continued)

represents the number of shares received by the former Ramius in the Transactions. The computation of earnings per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income attributable to Cowen Group, Inc. shareholders	$(21,197)	$(17,211)	$(34,173)	$(26,010)

Shares for basic and diluted calculations:
Average shares used in basic computation	72,693	37,537	72,601	37,537
Stock options	—	—	—	—
Restricted shares	—	—	—	—

Average shares used in diluted computation	72,693	37,537	72,601	37,537

Earnings (loss) per share:
Basic	$(0.29)	$(0.46)	$(0.47)	$(0.69)
Diluted	$(0.29)	$(0.46)	$(0.47)	$(0.69)

15. Segment Reporting

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

15. Segment Reporting (Continued)

        The following tables set forth operating results for the Company's alternative investment management and broker-dealer segments and related adjustments necessary to reconcile the Company's Economic Income measure to arrive at the Company's consolidated net income (loss):

	Three Months Ended June 30, 2010
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Income	Funds Consolidation	Other Adjustments	US GAAP
			(dollars in thousands)
Revenues
Investment banking	$—	$9,938	$9,938	$—	$—	$9,938
Brokerage	—	29,793	29,793	—	—	29,793
Management fees	12,187	(27)	12,160	(799)	(2,480)	8,881
Incentive income	(450)	—	(450)	—	350	(100)
Investment Income	(2,350)	(562)	(2,912)	—	2,912	—
Interest and dividends	—	—	—	—	1,380	1,380
Reimbursement from affiliates	—	—	—	(155)	1,896	1,741
Other Revenue	26	56	82	—	316	398
Consolidated Funds	—	—	—	2,969	—	2,969

Total revenues	9,413	39,198	48,611	2,015	4,374	55,000
	—	—
Expenses	—	—
Employee compensation and benefits	7,314	28,564	35,878	—	2,669	38,547
Interest and dividends	118	235	353	—	268	621
Non-compensation expenses	9,818	22,388	32,206	—	(871)	31,335
Reimbursement from affiliates	(1,897)	—	(1,897)	—	1,897	—
Consolidated Funds	—	—	—	1,182	—	1,182

Total expenses	15,353	51,187	66,540	1,182	3,963	71,685
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	249	249
Consolidated Funds	—	—	—	(3,385)	(3,329)	(6,714)

Total other income (loss)	—	—	—	(3,385)	(3,080)	(6,465)
	—	—

Income (loss) before income taxes and non-controlling interests	(5,940)	(11,989)	(17,929)	(2,552)	(2,669)	(23,150)

Income taxes	—	—	—		599	599

Economic Income (Loss) / Net income (loss) before non-controlling interests	(5,940)	(11,989)	(17,929)	(2,552)	(3,268)	(23,749)
Less: (Income) loss attributable to non-controlling interests	—	—	—	2,552	—	2,552
	—	—
Economic Income (Loss) / Net Income (loss) available to Cowen Group Inc. stockholders	$(5,940)	$(11,989)	$(17,929)	$—	$(3,268)	$(21,197)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Segment Reporting (Continued)

	Three Months Ended June 30, 2009
		Adjustments
	Alternative Investment Management	Funds Consolidation	Other Adjustments	US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$—	$—	$—
Brokerage	—	—	—	—
Management fees	14,033	(1,035)	(2,075)	10,923
Incentive income	(5,853)	—	5,853	—
Investment Income	3,412	—	(3,412)	—
Interest and dividends	—	—	87	87
Reimbursement from affiliates	—	(246)	2,342	2,096
Other Revenue	231	—	438	669
Consolidated Funds	—	3,257	—	3,257

Total revenues	11,823	1,976	3,233	17,032
Expenses
Employee compensation and benefits	13,810	—	69	13,879
Interest and dividends	330	—	8	338
Non-compensation expenses	11,141	—	4,356	15,497
Reimbursement from affiliates	(2,342)	—	2,342	—
Consolidated Funds	—	3,143	—	3,143

Total expenses	22,939	3,143	6,775	32,857
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	(4,235)	(4,235)
Consolidated Funds	—	6,214	3,045	9,259

Total other income (loss)	—	6,214	(1,190)	5,024

Income (loss) before income taxes and non-controlling interests	(11,116)	5,047	(4,732)	(10,801)

Income taxes	—	—	17	17

Economic Income (Loss) / Net income (loss) before non-controlling interests	(11,116)	5,047	(4,749)	(10,818)
Less: (Income) loss attributable to non-controlling interests	(1,346)	(5,047)	—	(6,393)
Economic Income (Loss) / Net Income (loss) available to all Members	$(12,462)	$—	$(4,749)	$(17,211)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Segment Reporting (Continued)

	Six Months Ended June 30, 2010
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Income	Funds Consolidation	Other Adjustments	US GAAP
			(dollars in thousands)
Revenues
Investment banking	$—	$15,943	$15,943	$—	$—	$15,943
Brokerage	—	59,369	59,369	—	—	59,369
Management fees	24,774	—	24,774	(1,694)	(4,929)	18,151
Incentive income	1,532	—	1,532	—	462	1,994
Investment Income	8,842	(333)	8,509	—	(8,509)	—
Interest and dividends	—	—	—	—	2,183	2,183
Reimbursement from affiliates	—	—	—	(300)	3,784	3,484
Other Revenue	(25)	180	155	—	865	1,020
Consolidated Funds	—	—	—	9,116	—	9,116

Total revenues	35,123	75,159	110,282	7,122	(6,144)	111,260
Expenses
Employee compensation and benefits	23,498	53,700	77,198	—	4,782	81,980
Interest and dividends	234	235	469	—	598	1,067
Non-compensation expenses	18,601	46,856	65,457	—	84	65,541
Reimbursement from affiliates	(3,784)	—	(3,784)	—	3,784	—
Consolidated Funds	—	—	—	4,340	—	4,340

Total expenses	38,549	100,791	139,340	4,340	9,248	152,928
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	1,774	1,774
Consolidated Funds	—	—	—	2,722	8,836	11,558

Total other income (loss)	—	—	—	2,722	10,610	13,332

Income (loss) before income taxes and non-controlling interests	(3,426)	(25,632)	(29,058)	5,504	(4,782)	(28,336)

Income taxes	—	—	—		333	333

Economic Income (Loss) / Net income (loss) before non-controlling interests	(3,426)	(25,632)	(29,058)	5,504	(5,115)	(28,669)
Less: (Income) loss attributable to non-controlling interests	—	—	—	(5,504)	—	(5,504)
Economic Income (Loss) / Net Income (loss) available to Cowen Group Inc. stockholders	$(3,426)	$(25,632)	$(29,058)	$—	$(5,115)	$(34,173)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Segment Reporting (Continued)

	Six Months Ended June 30, 2009
		Adjustments
	Alternative Investment Management	Funds Consolidation	Other Adjustments	US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$—	$—	$—
Brokerage	—	—	—	—
Management fees	28,629	(2,067)	(4,128)	22,434
Incentive income	(7,975)	—	7,975	—
Investment Income	2,792	—	(2,792)
Interest and dividends	—	—	178	178
Reimbursement from affiliates	—	(265)	5,755	5,490
Other Revenue	590	—	1,098	1,688
Consolidated Funds	—	7,967	—	7,967

Total revenues	24,036	5,635	8,086	37,757
Expenses
Employee compensation and benefits	28,615		171	28,786
Interest and dividends	672	—	15	687
Non-compensation expenses	20,907	—	4,863	25,770
Reimbursement from affiliates	(5,756)	—	5,756	—
Consolidated Funds	—	6,520	—	6,520

Total expenses	44,438	6,520	10,805	61,763
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	(3,976)	(3,976)
Consolidated Funds	—	3,949	1,963	5,912

Total other income (loss)	—	3,949	(2,013)	1,936

Income (loss) before income taxes and non-controlling interests	(20,402)	3,064	(4,732)	(22,070)

Income taxes	—	—	(49)	(49)

Economic Income (Loss) / Net income (loss) before non-controlling interests	(20,402)	3,064	(4,683)	(22,021)
Less: (Income) loss attributable to non-controlling interests	(925)	(3,064)	—	(3,989)
Economic Income (Loss) / Net Income (loss) available to all Members	$(21,327)	$—	$(4,683)	$(26,010)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Segment Reporting (Continued)

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

        For the three months and six months ended June 30, 2010 and 2009, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

16. Regulatory Requirements

        As a registered broker-dealer, Cowen and Company, LLC is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. The Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2010, Cowen and Company, LLC had total net capital of approximately $36.1 million, which was approximately $35.1 million in excess of its minimum net capital requirement of $1.0 million.

        Cowen and Company, LLC is exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Regulatory Requirements (Continued)

        In connection with the November 2, 2009 acquisition and subsequent firm-wide initiative to find efficiencies, the firm decided to consolidate the operations of its two wholly-owned registered broker/dealers, Ramius Securities LLC and Cowen and Company, LLC. During the first quarter 2010, many of the processes performed by Ramius Securities LLC were transferred to Cowen and Company, LLC. On April 8, 2010, Ramius Securities LLC filed Form BDW Uniform Request for Withdrawal from Broker-Dealer Registration. On June 30, 2010, Ramius Securities LLC was no longer subject to the SEC's Uniform Net Capital Rule 15c3-1.

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At June 30, 2010, Ramius UK's Financial Resources of $3.6 million exceeded its minimum requirement of $0.4 million by $3.2 million. At June 30, 2010, CIL's Financial Resources of $5.1 million exceeded its minimum requirement of $2.5 million by $2.6 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At June 30, 2010, CLAL's Financial Resources of $0.3 million exceeded the minimum requirement of $0.03 million by $0.27 million.

17. Related Party Transactions

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

        The Company may, at its discretion, waive certain of the fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended June 30, 2010 and 2009, the Company reimbursed the funds that it manages $0.5 million and $1 million, respectively, and $1.2 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively, which were recorded net in management fees and incentive income in the condensed consolidated statements of operations. At June 30, 2010 and December 31, 2009, related amounts still payable were $1.4 million and $2.7 million, respectively, and were reflected in fees payable in the condensed consolidated statements of financial condition.

        During the first quarter of 2010, certain affiliated funds incurred a loss related to a trading error for which the Company determined, consistent with its internal policies, to bear the cost of correcting such error. This resulted in a loss of approximately $2.7 million for the Company. This amount is included in other expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2010.

        Pursuant to the operating agreement for its subsidiary Ramius Alternative Solutions LLC, the Company is required to pay certain distribution fees on assets raised by third party distributors. Such distribution fees are reported as client services and business development in the condensed

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

17. Related Party Transactions (Continued)

consolidated statements of operations. These amounts equaled $0.3 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively and $0.6 million and $0.9 million for six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, related amounts still payable were $0.3 million and $0.5 million, respectively, and were reflected in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

        As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the condensed consolidated statements of financial condition. The remaining balance yet to be paid was $2 million and $2.6 million as of June 30, 2010 and December 31, 2009, respectively. Of such amounts outstanding at June 30, 2010, $0.3 million will be paid in the remainder of 2010.

        The Company may, on occasion, also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in receivable from affiliates in the condensed consolidated statement of financial condition. As of June 30, 2010 and December 31, 2009, loans to employees of $3.4 million and $1.9 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. For the three months and six months ended June 30, 2010 and 2009, interest charged for these loans and advances was immaterial. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.

        Included in due to related parties is approximately $5.4 million and $5.0 million at June 30, 2010 and December 31, 2009, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.

18. Guarantees

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

        In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

18. Guarantees (Continued)

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

        Our alternative investment management business had approximately $7.9 billion of assets under management as of July 1, 2010. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products and services include hedge funds, fund of funds, real estate, health care royalty funds and cash management services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

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

        In February 2010, we integrated senior management and certain aspects of the infrastructure of our hedge fund and fund of funds businesses to improve institutional efficiency and service. In March 2010, we expanded our alternative investment management business with the formation of the Ramius Trading Strategies managed account platform.

        In July 2010, we announced the further expansion of our alternative investment management business through the launch of our first mutual fund, the Ramius Dynamic Replication Fund. The fund focuses on hedge fund replication that provides investors the opportunity to access market exposures typically characterized by investments in hedge funds, but with the daily liquidity of a mutual fund. The fund began trading in the beginning of August with over $120 million in initial capital.

        Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace & defense, financial institutions, REITs and alternative energy sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade equity and equity-linked securities, principally in our target sectors. Historically, we have focused our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small to mid-capitalization public companies as well as private companies. In June 2010, we announced the launch of our Credit Fixed Income Group, which is responsible for fixed income and credit product origination and execution, including public and private debt placements, exchange offers, consent solicitations and tender offers. The addition of these capabilities will enable us to offer our corporate client a broader product suite to meet their financing needs.

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

Certain Factors Impacting Our Business

        Our alternative investment management business and results of operations are impacted by the following factors:

  •
  Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment management business will depend on, among other things, its ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As noted below in "Recent Developments," on May 12, 2010, the Company announced its intention to close the Ramius Multi-Strategy and Ramius Enterprise funds. In addition, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A ("UniCredit S.p.A"), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A have instead agreed, pursuant to a Modification Agreement entered into on May 11, 2010, to extend the time period pursuant to which the Company must return the bulk of its assets in our funds to the end of 2010. As of July 1, 2010, affiliates of UniCredit S.p.A had approximately $419.9 million invested in our investment vehicles, including a fund of funds managed account.

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

  •
  Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of July 1, 2010, we had an investment of approximately $197 million in Ramius Enterprise LP ("Enterprise Fund"), an entity which invests its capital in Ramius Enterprise Master Fund Ltd. A significant portion of our return on the Company's invested capital is derived from its investment in the Enterprise Fund, with such income directly dependent on the performance of the Enterprise Fund. As noted below in "Recent Developments," on May 12, 2010, the Company announced its intention to close the Enterprise Fund.

  External Factors Impacting our Business

        Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation, interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, or a combination of these or other factors. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:

  •
  Our alternative investment management business was affected by the conditions impacting the global financial markets and the hedge fund industry during 2008, which was characterized by substantial declines in investment performance and unanticipated levels of requested redemptions. While the environment for investing in alternative investment strategies has improved the variability of redemptions could continue to affect our alternative investment management business, and it is always possible that we could intermittently experience redemptions above historical levels, regardless of fund performance.

  •
  Our broker-dealer business has been and may continue to be adversely affected by market conditions. U.S. and global markets, as well as general economic conditions, continue to be challenging. The Company's investment banking target sectors have been particularly disrupted. The historic volatility in market conditions and investor sentiment continue to negatively impact the securities markets generally, in the form of fewer and smaller investment banking, strategic advisory and equity capital- raising transactions. Increased competition from competitiors continues to affect the economics from our traditional equity offering business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our brokerage business. Commission rates, market volatility, increased competiton from our larger financial firms, investment fund flows between equity and debt securities and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period.

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

Recent Developments

        The Company has taken proactive steps to restructure aspects of its alternative investment management business towards clearly defined liquid strategies and longer term investments and to close certain products that have limited growth potential. Given the potential impact of currently known and expected redemptions on remaining clients that may negatively impact both portfolio liquidity and, potentially, performance going forward, management has decided that the Ramius Multi-Strategy and Ramius Enterprise funds will be closed. Investors have been be presented with a variety of options in regards to the liquid portion of their investment in each fund.

        Since over 50% of the current assets under management in Ramius Enterprise LP represents the firm's investment, capital will be retained in the same securities or assets and actively managed by the existing investment professionals in substantially similar investment strategies.

        Additionally, redemptions in Ramius Multi-Strategy Fund triggered certain contractual rights held by affiliates of UniCredit S.p.A, which would have allowed them to withdraw their assets held in that Fund upon 30 days notice. Such affiliates of UniCredit S.p.A have instead agreed, pursuant to the terms of a Modification Agreement, to extend the time period pursuant to which the Company must return the bulk of its investments in our funds, including a fund of funds managed account, to the end of 2010. In addition, the remaining 50% of UniCredit S.p.A's Cowen Group shares that were not released from lock-up at the beginning of May will be released from the existing lock-up agreement. The Modification Agreement is described more detail below under "Item 5.01 Other Information."

        Due to the retention of both core trading positions and investment professionals as noted above, as well as the more liquid nature of the assets involved, we believe the process of returning capital to investors in the two existing multi-strategy funds should not have a negative effect on other investment products that we manage.

        The Company's institutional and private clients will continue to have access to a premier suite of products and solutions that encompass both liquid strategies like Ramius Value and Opportunity, our Global Credit Fund, our replication platform and our new Ramius Trading Strategies managed account platform, as well as our longer term investment funds like our Real Estate funds and funds managed by Cowen Healthcare Royalty Partners.

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

        The business combination between Ramius and Cowen Holdings was accounted for as an "acquisition" by Ramius of Cowen Holdings, as that term is used under accounting principles generally accepted in the United States of America ("GAAP") for accounting and financial reporting purposes. As a result, the historical financial statements of Ramius (the business of which was operated by RCG Holdings LLC, the Company's accounting predecessor, prior to the consummation of the Transactions) have become the historical financial statements of the Company. As a result, the Company's results for the second quarter of 2010 and six months ended June 30, 2010 reflect three and six months of combined operations, while the second quarter of 2009 and six months ended June 30, 2009 GAAP results include three and six months of legacy Ramius operations only.

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

  •
  Compensation and Benefits.  Compensation and benefits is comprised of salaries, benefits, discretionary cash bonuses and equity-based compensation. Annual incentive compensation is variable, and the amount paid is generally based on a combination of employees' performance, their contribution to their business segment, and the Company's performance. Generally, compensation and benefits comprise a significant portion of total expenses, with annual incentive compensation comprising a significant portion of total compensation and benefits expenses.

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

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2010, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

        As of June 30, 2010, the Company recorded tax receivables resulting from refund claims stemming from the carry back of net operating losses to the Company's 2006 tax return. The Company received $ 4.1 million related to one of its refund claims in June 2010.

  Non-controlling Interests

        Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

Assets Under Management and Fund Performance

  Assets Under Management

        As of July 1, 2010, the Company had assets under management of $7,893 million, a 0.57% increase as compared to assets under management of $7,848 million as of January 1, 2010 and a 0.36% increase as compared to assets under management of $7,865 million as of April 1, 2010. The $28 million increase in assets under management during the second quarter of 2010 resulted from $110 million in net subscriptions (including redemptions effective on July 1, 2010, which included $473.6 million of assets returned to investors, as a result of closing the Ramius Multi-Strategy and Ramius Enterprise funds and the return of assets to UniCredit pursuant to the terms of Modification Agreement), which was partially offset by a $82 million performance-related decrease in assets.

        The following table is a breakout of total assets under management by platform as of July 1, 2010.

	Total Assets under Management
Platform	April 1, 2010		July 1, 2010		Primary Strategies
	(dollars in millions)
Hedge Funds	$1,703	(1)	$1,388	(1)	Multi-Strategy
					Single Strategy
Fund of Funds	1,801	(2)	1,737	(2)	Multi-Strategy
					Single Strategy
					Customized Solutions
					Hedging Strategies
	555		1,057		Advisory
Real Estate(3)	1,628	(4)	1,628	(4)	Debt
					Equity
Cowen Healthcare Royalty Partners(5)	903	(4)	903	(4)	Royalty Interests
Other(6)	1,275		1,180		Cash Management
					Mortgage Advisory

Total	$7,865		$7,893

(1)
This amount includes the Company's invested capital of approximately $256 million and $197 million as of April 1, 2010 and July 1, 2010, respectively.

(2)
This amount includes the Company's invested capital of approximately $32 million and $30 million as of April 1, 2010 and July 1, 2010, respectively.

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

(6)
The Company's cash management services business provides clients with investment guidelines for managing cash and establishes investment programs for managing their cash in separately managed accounts. The Company also provides mortgage advisory services where the Company manages collateralized debt obligations ("CDOs") held by investors and liquidates CDOs that were historically managed by others..

        The following table presents total assets under management by period:

	Year ended December 31,				Three Months Ended July 1, 2010	Six Months Ended July 1, 2010
	2007	2008	2009
Beginning Assets under Management	$9,592,135	$12,900,355	$9,765,230		$7,865,150	$8,313,638
Net Subscriptions (Redemptions)	2,601,939	(1,066,714)	(1,780,117	)(2)	110,195	(426,242)
Net Performance(1)	706,281	(2,068,411)	328,525		(82,103)	5,846

Ending Assets under Management	$12,900,355	$9,765,230	$8,313,638		$7,893,242	$7,893,242

(1)
Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(2)
Net redemptions for 2009 include $807 million of capital commitments to the CHRP Funds that were part of Cowen Holdings prior to the Transactions.

  Fund Performance

        The second quarter represented a striking reversal in investor sentiment toward risk assets, from aggressive pursuit in the first quarter to avoidance in the most recent period. After an initially strong start in April, global equity markets lost significant ground, and short term volatility was elevated, including the technically driven "Flash Crash" of May 6. Credit markets were also volatile, with a loss of liquidity and a flight to quality, which elevated U.S. Treasury and high grade corporate debt prices. Commodity markets were beset by a sell-off in both crude oil and industrial commodities. Concerns which played out in the markets included sovereign debt risk, threats of an economic slowdown (the "double dip"), and questionable government policy responses, including actions in China. In turn, these concerns drove correlation ratios higher within the equity markets, and more importantly, across major asset classes.

        In last quarter's comments, we noted the "...value of holding appropriate hedging positions and are mindful of the amount of credit spread compression and equity appreciation that has already occurred." This approach proved to be prudent during the second quarter, which presented extremely challenging investment and trading conditions. Both the directly managed and hedge fund of funds portfolios were only marginally negative for the quarter, a fraction of the over 10% losses experienced in most global equity markets. There were also some positive outcomes in credit-driven and customized separate account portfolios. Portfolio managers have retained a cautionary view as we enter the third quarter.

        The table below sets forth performance information as of June 30, 2010, for the Company's funds with assets greater than $200 million as well as information with respect to the firm's single-strategy hedge funds and Ramius Trading Strategies funds. The performance reflected below is representative of the net return of the most recently issued full fee paying class of fund interests offered for the respective fund. The net returns are net of all management and incentive fees, and are calculated monthly based on the change in an investor's current month ending equity as a percentage of their prior month's ending equity, adjusted for the current month's subscriptions and redemptions. Such returns are compounded monthly in calculating the final net year to date return. Performance information for the CHRP Funds are not presented due to existing confidentiality provisions.

        The following table presents fund performance for the three months and six months ended June 30, 2010 and 2009:

			Three months ended June 30,		Six months ended June 30,
Platform	Strategy	Largest Fund(1)	2010(2)	2009	2010	2009
Hedge Funds	Multi-Strategy	Ramius Multi-Strategy Fund Ltd	(1.20)%	2.31%	1.02%	1.59%
		(Inception Jan. 1, 1996)
	Multi-Strategy	Ramius Enterprise LP	(1.48)%	0.43%	0.43%	(0.45)%
		(Inception Jan. 1, 2008)
	Single Strategy	Ramius Value and Opportunity
		Overseas Fund Ltd.	(0.54)%	5.06%	7.17%	6.03%
		(Inception Mar. 1, 2006)
	Single Strategy	Ramius Global Credit Fund LP	3.38%	n/a	9.37%	n/a
		(Inception Oct 1, 2009)
Fund of Funds	Managed Accounts	Activist Portfolio with Hedging Overlay	(0.50)%	2.87%	2.43%	3.28%
		(Inception Sept. 1, 2007)
Real Estate	Debt	RCG Longview Debt Fund IV, L.P.(3)	0.99%	(0.82)%	3.92%	(5.78)%
		(Inception Nov. 12, 2007)
	Equity	RCG Longview Equity Fund, L.P.(3)	5.27%	0.68%	13.28%	(1.61)%
		(Inception Nov. 22, 2006)
Other	Cash Management		0.19%	(0.15)%	0.87%	(0.15)%

(1)
Funds with assets under management greater than $200 million (excluding CHRP), the Company's single-strategy funds and the Ramius Trading Strategies funds. The inception date for a fund represents the initial date that the fund accepted capital from third party investors. As of July 1, 2010, the net assets of the funds presented above were $2.79 billion, or 35.4% of the total assets under management as of July 1, 2010 of $7.89 billion. Excluded from the table above are funds with $5.10 billion, or 64.6%, of total assets under management as of July 1, 2010. These include a total of 67 smaller individual funds and managed accounts, and the Cowen Healthcare Royalty Partners fund.

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

Results of Operations

        To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income of our alternative investment management and broker-dealer segments follows the discussion of our total consolidated GAAP results. Economic Income reflects, on a consistent basis for all periods presented in the Company's financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income excludes certain adjustments required under GAAP. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company—Segment Analysis and Economic Income," and Note 15 to the Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income to total Company net income (loss).

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

        The Company's second quarter of 2010 results reflect three months of combined operations while the second quarter of 2009 results reflect three months of legacy Ramius operations only.

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Period to Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$9,938	$—	$9,938	NM
Brokerage	29,793	—	29,793	NM
Management fees	8,881	10,923	(2,042)	(18.7)%
Incentive income	(100)	—	(100)	NM
Interest and dividends	1,380	87	1,293	NM
Reimbursement from affiliates	1,741	2,096	(355)	(16.9)%
Other Revenue	398	669	(271)	(40.5)%
Consolidated Funds revenues	2,969	3,257	(288)	(8.8)%

Total revenues	55,000	17,032	37,968	222.9%
Expenses
Employee compensation and benefits	38,547	13,879	24,668	177.7%
Interest and dividends	621	338	283	83.7%
General, administrative and other expenses	31,335	15,497	15,838	102.2%
Consolidated Funds expenses	1,182	3,143	(1,961)	(62.4)%

Total expenses	71,685	32,857	38,828	118.2%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	249	(4,235)	4,484	(105.9)%
Consolidated Funds net gains (losses)	(6,714)	9,259	(15,973)	NM

Total other income (loss)	(6,465)	5,024	(11,489)	(228.7)%

Income (loss) before income taxes	(23,150)	(10,801)	(12,349)	114.3%

Income taxes	599	17	582	NM

Net loss	(23,749)	(10,818)	(12,931)	119.5%
Less: (Income) loss attributable to non-controlling interests	2,552	(6,393)	8,945	(139.9)%

Net loss attributable to Cowen Group, Inc. stockholders	$(21,197)	$(17,211)	$(3,986)	23.2%

Revenues

Investment Banking

        Investment banking revenues were $9.9 million for the three months ended June 30, 2010, representing the investment banking activity of Cowen Holdings for the quarter. There were no investment banking revenues for the three months ended June 30, 2009, as the historic results of operations only reflect the legacy Ramius business.

Brokerage

        Brokerage revenues were $29.8 million for the three months ended June 30, 2010, representing the brokerage activity of Cowen Holdings for the quarter. There were no brokerage revenues for the three months ended June 30, 2009, as the historic results of operations only reflect the legacy Ramius business.

Management Fees

        Management fees decreased $2.0 million, or 18.7%, to $8.9 million for the three months ended June 30, 2010 compared with $10.9 million in the prior year quarter. The decrease was primarily due to the lower level of assets under management in the second quarter of 2010 relative to the same period last year as well as the impact of certain management fee reductions for certain affiliates of UniCredit S.p.A which became effective in conjunction with the closing of the Transactions.

Incentive Income

        Incentive income was a loss of $0.1 million for the three months ended June 30, 2010, compared to no incentive income for the prior year quarter. The incentive loss for the three months ended June 30, 2010 primarily relates to a reduction in the amount related to a previously recorded accrual of incentive income in the first quarter of 2010. Due to losses in 2008, many of our funds still have high-water marks such that Ramius will not earn incentive income with respect to the assets of the fund investors who suffered such losses in 2008 until these investors recover their losses.

Interest and Dividends

        Interest and dividends increased $1.3 million, or 1,486%, to $1.4 million for the three months ended June 30, 2010, compared with $0.1 million in the prior year quarter. The increase was primarily attributable to an increase in interest income resulting from an increase in investments in interest bearing assets in the second quarter of 2010 relative to the same period last year.

Reimbursements from Affiliates

        Reimbursements from affiliates decreased $0.4 million, or 16.9%, to $1.7 million for the three months ended June 30, 2010 compared with $2.1 million for the prior year quarter. The decrease was attributable to lower assets under management in the second quarter of 2010 compared to the same period last year as the Company generally limits such allocations based on a percentage of assets under management.

Other Revenue

        Other revenue decreased $0.3 million, or 40.5%, to $0.4 million for the three months ended June 30, 2010 compared with $0.7 million in the prior year quarter. The decrease was primarily due to a reduction in retail commissions earned in the second quarter of 2010 compared to the same period last year.

Consolidated Funds Revenues

        Consolidated Funds revenues decreased $0.3 million, or 8.8%, to $3.0 million for the three months ended June 30, 2010 compared with $3.3 million in the prior year quarter. The decrease was primarily attributable to a reduction in interest income from Enterprise Fund's long holdings of interest bearing securities.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses increased $24.7 million, or 177.7%, to $38.5 million for the three months ended June 30, 2010 compared with $13.9 million in the prior year quarter. The increase was due to the impact of including three months of compensation and benefits expense associated with the legacy Cowen Holdings business, partially offset by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count in 2010 compared to 2009 for the legacy Ramius business.

Interest and Dividends

        Interest and dividend expense increased $0.3 million, or 83.7%, to $0.6 million compared with $0.3 million in the prior year quarter. Interest and dividends expense relates to interest on our credit facility in addition to increased trading activity with respect to the Company's holdings.

General, Administrative and Other Expenses

        General, administrative and other expenses increased $15.8 million, or 102.2%, to $31.3 million for the three months ended June 30, 2010 compared with $15.5 million in the prior year quarter. The increase was due to the impact of including three months of general, administrative and other expense associated with the legacy Cowen Holdings business.

Consolidated Funds Expenses

        Consolidated Funds expenses decreased $2.0 million, or 62.4%, to $1.1 million for the three months ended June 30, 2010 compared with $3.1 million in the prior year quarter. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities.

Other Income (Loss)

        Other income (loss) decreased $11.5 million to a loss of $6.5 million for the three months ended June 30, 2010 compared to income of $5.0 million in the prior year quarter. The decrease is a result of negative fund performance in the current year period versus positive performance in the prior year period as a result of the general levels of market volatility, and liquidity constraints that persisted in the second quarter of 2010. As previously described, the Company invests its own capital primarily in the Enterprise Fund with any gains or losses from the Company's investment in the Enterprise Fund shown under Consolidated Funds for that period. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest.

Income Taxes

        Income tax expense increased $0.5 million to $0.6 million for the three months ended June 30, 2010 from $0.1 million in the prior year quarter. The increase was caused by higher taxes incurred by the Company's foreign subsidiaries.

(Income) Loss Attributable to Non-controlling Interests

        (Income) loss attributable to non-controlling interests was a loss attributable to non-controlling interests of $2.6 million for the three months ended June 30, 2010 compared with income attributable to non-controlling interests $6.4 million in the prior year quarter. The period over period change was the result of negative performance in certain of the Consolidated Funds.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

        The Company's first six months of 2010 results reflect six months of combined operations while the first six months of 2009 results reflect six months of legacy Ramius operations only.

	Six Months Ended June 30,		Period to Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$15,943	$—	$15,943	NM
Brokerage	59,369	—	59,369	NM
Management fees	18,151	22,434	(4,283)	(19.1)%
Incentive income	1,994	—	1,994	NM
Interest and dividends	2,183	178	2,005	1126.4%
Reimbursement from affiliates	3,484	5,490	(2,006)	(36.5)%
Other Revenue	1,020	1,688	(668)	(39.6)%
Consolidated Funds revenues	9,116	7,967	1,149	14.4%

Total revenues	111,260	37,757	73,503	194.7%
Expenses
Employee compensation and benefits	81,980	28,786	53,194	184.8%
Interest and dividends	1,067	687	380	55.3%
General, administrative and other expenses	65,541	25,770	39,771	154.3%
Consolidated Funds expenses	4,340	6,520	(2,180)	(33.4)%

Total expenses	152,928	61,763	91,165	147.6%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	1,774	(3,976)	5,750	(144.6)%
Consolidated Funds net gains (losses)	11,558	5,912	5,646	95.5%

Total other income (loss)	13,332	1,936	11,396	588.6%

Income (loss) before income taxes	(28,336)	(22,070)	(6,266)	28.4%

Income taxes	333	(49)	382	(779.6)%

Net loss	(28,669)	(22,021)	(6,648)	30.2%
Less: (Income) loss attributable to non-controlling interests	(5,504)	(3,989)	(1,515)	38.0%

Net loss attributable to Cowen Group, Inc. stockholders	$(34,173)	$(26,010)	$(8,163)	31.4%

Revenues

Investment Banking

        Investment banking revenues were $15.9 million for the six months ended June 30, 2010, representing the investment banking activity of Cowen Holdings for the quarter. There were no investment banking revenues for the six months ended June 30, 2009, as the historic results of operations only reflect the legacy Ramius business.

Brokerage

        Brokerage revenues were $59.4 million for the six months ended June 30, 2010, representing the brokerage activity of Cowen Holdings for the quarter. There were no brokerage revenues for the six months ended June 30, 2009, as the historic results of operations only reflect the legacy Ramius business.

Management Fees

        Management fees decreased $4.3 million, or 19.1%, to $18.2 million for the six months ended June 30, 2010 compared with $22.4 million in the first six months of 2009. The decrease was primarily due to the lower level of assets under management during 2010 relative to the same period last year as well as the impact of certain management fee reductions for certain affiliates of UniCredit S.p.A which became effective in conjunction with the closing of the Transactions.

Incentive Income.

        Incentive income was $2.0 million for the six months ended June 30, 2010, compared to no incentive income for the first six months of 2009. Incentive income earned in 2010 relates primarily to fees earned on one of our fund of funds products that surpassed its high water mark in December 2009 as well as fees earned on a portion of assets in our Value and Opportunity fund. However, due to losses in 2008, many of our funds still have high-water marks such that Ramius will not earn incentive income with respect to the assets of the fund investors who suffered such losses in 2008 until these investors recover their losses.

Interest and Dividends

        Interest and dividends increased $2.0 million, or 1126.4%, to $2.2 million for the six months ended June 30, 2010, compared with $0.2 million in the first six months of 2009. The increase was primarily attributable to an increase in interest income resulting from an increase in investments in interest bearing assets in the first six months of 2010 relative to the same period last year.

Reimbursements from Affiliates

        Reimbursements from affiliates decreased $2.0 million, or 36.5%, to $3.5 million for the six months ended June 30, 2010 compared with $5.5 million for the first six months of 2009. The decrease was attributable to lower assets under management in the first six months of 2010 compared to the same period last year as the Company generally limits such allocations based on a percentage of assets under management.

Other Revenue

        Other revenue decreased $0.7 million, or 39.6%, to $1.0 million for the six months ended June 30, 2010 compared with $1.7 million in the first six months of 2009. The decrease was primarily due to a reduction in retail commissions earned in the first six months of 2010 compared to the same period last year.

Consolidated Funds Revenues

        Consolidated Funds revenues increased $1.1 million, or 14.4%, to $9.1 million for the six months ended June 30, 2010 compared with $8.0 million in the first six months of 2009. The increase was primarily attributable to a large increase in interest income from Enterprise Fund's long holdings of interest bearing securities during the first six months of 2010.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses increased $53.2 million, or 184.8%, to $82.0 million for the six months ended June 30, 2010 compared with $28.8 million in the first six months of 2009. The increase was due to the impact of including six months of compensation and benefits expense associated with the legacy Cowen Holdings business, partially offset by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count in 2010 compared to 2009 for the legacy Ramius business.

Interest and Dividends

        Interest and dividend expense increased $0.4 million, or 55.3%, to $1.1 million for the six months ended June 30, 2010 compared to $0.7 million for the first six months of 2009. Interest and dividends expense relates to interest on our credit facility in addition to increased trading activity with respect to the Company's holdings.

General, Administrative and Other Expenses

        General, administrative and other expenses increased $39.8 million, or 154.3%, to $65.5 million for the six months ended June 30, 2010 compared with $25.8 million in the first six months of 2009. The increase was due to the impact of including six months of general, administrative and other expense associated with the legacy Cowen Holdings business.

Consolidated Funds Expenses

        Consolidated Funds expenses decreased $2.2 million, or 33.4%, to $4.3 million for the six months ended June 30, 2010 compared with $6.5 million in the first six months of 2009. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities.

Other Income (Loss)

        Other income (loss) increased $11.4 million to income of $13.3 million for the six months ended June 30, 2010 compared to income of $1.9 million in the first six months of 2009. The increase is a result of stronger positive fund performance in the current year period versus prior year period. As previously described, the Company invests its own capital primarily in the Enterprise Fund with any gains or losses from the Company's investment in the Enterprise Fund shown under Consolidated Funds for that period. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest.

Income Taxes

        Income tax expense increased $0.4 million to $0.3 million for the six months ended June 30, 2010 from a $0.1 million income tax benefit in the first six months of 2009. The increase was caused by higher taxes incurred by the Company's foreign subsidiaries.

(Income) Loss Attributable to Non-controlling Interests

        (Income) loss attributable to non-controlling interests was $5.5 million for the six months ended June 30, 2010 compared with $3.9 million in the prior year quarter. The period over period change was the result of improved performance in certain of the Consolidated Funds.

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

        Our Economic Income may not be comparable to similarly titled measures used by other companies. We use Economic Income as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. As a result of the adjustments made to arrive at Economic Income, Economic Income has limitations in that it does not take into account certain items included or excluded under GAAP, including our Consolidated Funds. Economic Income is considered by management as a supplemental measure to the GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income to GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 15 to the Company's condensed consolidated financial statements included in this Form 10-Q.

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

Economic Income Revenues

        The Company's principal sources of Economic Income revenues are derived from activities in the following business segments:

        Our alternative investment management segment generates Economic Income revenues through three principal sources: management fees, incentive income and investment income from our own capital. Management fees are directly impacted by any increase or decrease in assets under management, while incentive income is impacted by our funds' performance and any increase or decrease in assets under management. Investment income from the Company's own capital is impacted by the performance of the funds and other securities in which our capital is invested, which is principally the Enterprise Fund. The Company periodically receives other Economic Income revenue which is unrelated to our own invested capital or our activities on behalf of the Company's funds, such as certain placement fee income received by a non-wholly owned subsidiary that engaged in the distribution of interests in the real estate funds.

        Our broker-dealer segment generates Economic Income revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, financial institutions, REITs and alternative energy. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity- linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage.

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

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

        For the three months ended June 30, 2010, the Company's alternative investment management segment includes three months of its hedge funds, fund of funds, real estate and other investment platforms operating results. In addition, the alternative investment management segment includes three months of CHRP's operating results for the three months ended June 30, 2010, as a result of the

Transactions. For the three months ended June 30, 2009, the Company's alternative investment management segment reflects three months of its hedge funds, fund of funds, real estate and other investment platforms operating results, but does not include any of CHRP's operating results.

        For the three months ended June 30, 2010, the Company's broker-dealer segment includes three months of its investment banking and brokerage businesses' operating results. There were no investment banking or brokerage operating results for the three months ended June 30, 2009 as the historic results of operations reflect the legacy Ramius business only.

	Three Months Ended June 30,				Total Period-to-Period
	2010			2009	$ Change	% Change
	(dollars in thousands)
	Alternative Investment Management	Broker-Dealer	Total 2010	Alternative Investment Management
Economic Income Revenues
Investment banking	$—	$9,938	$9,938	$—	$9,938	NM
Brokerage	—	29,794	29,794	—	29,794	NM
Management fees	12,187	(28)	12,159	14,033	(1,874)	(13.4)%
Incentive income (loss)	(450)	—	(450)	(5,853)	5,403	(92.3)%
Investment income (loss)	(2,350)	(562)	(2,912)	3,412	(6,324)	(185.3)%
Other revenue	26	56	82	231	(149)	(64.5)%

Total economic income revenues	9,413	39,198	48,611	11,823	36,788	311.2%

Economic Income Expenses
Compensation and benefits	7,314	28,564	$35,878	13,810	$22,068	159.8%
Non-compensation expenses	9,936	22,623	32,559	11,471	21,088	183.8%
Reimbursement from affiliates	(1,897)	—	(1,897)	(2,342)	445	(19.0)%

Total economic income expenses	15,353	51,187	66,540	22,939	43,601	190.1%

Net economic income (loss) (before non-controlling interest)	(5,940)	(11,989)	(17,929)	(11,116)	(6,813)	61.3%
Non-controlling interest	—	1	—	(1,346)	1,346	NM

Economic income (loss)	$(5,940)	$(11,988)	$(17,929)	$(12,462)	$(5,467)	43.9%

Economic Income Revenues

        Total economic income revenues were $48.6 million for three months ended June 30, 2010, an increase of $36.8 million compared to economic income revenues of $11.8 million for the prior year quarter.

Alternative Investment Management Segment

        Alternative investment management segment economic income revenues were $9.4 million for the three months ended June 30, 2010, an decrease of $2.4 million compared to a revenues of $11.8 million for the prior year quarter.

        Management Fees.    Management fees for the segment decreased $1.8 million, or 13.2%, to $12.2 million for the three months ended June 30, 2010 compared with $14 million for the prior year quarter. The decrease was due to the decrease in assets under management as well as the impact of certain management fee reductions for certain affiliates of UniCredit S.p.A which became effective in conjunction with the closing of the Transactions.

        Incentive Income (Loss).    Incentive income for the segment was a loss of $0.5 million for the three months ended June 30, 2010 compared to a loss of $5.8 million for the prior year quarter. The loss in the prior year quarter was primarily due to a reversal of previously recorded incentive income allocations from Ramius's interests in the general partner of a certain real estate fund pursuant to the terms of the governing documents of such fund. The incentive loss for the three months ended June 30, 2010 primarily relates to a reduction in the amount related to a previously recorded accrual of incentive income in the first quarter of 2010. Many of our funds still have high-water marks so that Ramius will not earn incentive income with respect to the investments of the fund investors who suffered such losses in 2008 until the investors recover their losses.

        Investment Income.    Investment income for the segment was a loss of $2.4 million for the three months ended June 30, 2010 compared with a gain of $3.4 million for the prior year quarter. The decrease is a result of negative performance in the firm's fund investments and other investments in the current year period versus positive performance in the prior year period.

        Other Revenue.    Other revenue for the segment was a gain of $0.1 million for the three months ended June 30, 2010 compared with a gain of $0.2 million for the prior year quarter. The decrease was primarily due to a reduction in retail commissions earned in the first quarter of 2010 compared to the same period last year, in addition to losses on foreign currency fluctuations on foreign assets for the three months ended June 30, 2010.

Broker-Dealer Segment

        Broker-dealer segment economic income revenues were $39.2 million for the three months ended June 30, 2010. There were no broker-dealer segment revenues in the prior year quarter as the historic results of operations only reflect the legacy Ramius business.

        Investment Banking.    Investment banking revenues were $9.9 million for the three months ended June 30, 2010, representing the investment banking activity of Cowen Holdings for the quarter. During the quarter, the Company completed 8 underwriting transactions, 1 private capital raising transaction and 3 strategic advisory transactions. There was no investment banking revenues in the second quarter of 2009 as the historic results of operations only reflect the legacy Ramius business.

        Brokerage.    Brokerage revenues were $29.8 million for three months ended June 30, 2010, representing the brokerage activity of Cowen Holdings for the quarter. There were no brokerage revenues in the second quarter of 2009 as the historic results of operations only reflect the legacy Ramius business.

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense was $35.9 million for the three months ended June 30, 2010, an increase of $22.1 million compared to $13.8 million in the prior year quarter. The increase was primarily attributable to the inclusion of three months of legacy Cowen Holdings compensation and benefits expense in the second quarter of 2010.

        Compensation and benefits expenses for the alternative investment management segment decreased $6.5 million, or 47%, to $7.3 million for the three months ended June 30, 2010 compared with $13.8 million in the prior year quarter. The decrease was driven by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count.

        Compensation and benefits expenses for the broker-dealer segment were $28.6 million for the three months ended June 30, 2010, which represents the operations of legacy Cowen Holdings for the quarter. There were no broker-dealer segment compensation and benefits expenses in the prior year quarter as the historic results of operations only reflect the legacy Ramius business.

        Non-compensation Expenses.    Total non-compensation expenses increased $21.1 million to $32.6 million for the three months ended June 30, 2010 compared to $11.5 million in the prior year quarter. The increase was due to the inclusion of three months of non-compensation expenses associated with the legacy Cowen Holdings business in the second quarter of 2010, partially offset by a decrease in non-compensation expense from the alternative investment management business.

        Non-compensation expenses for the alternative investment management segment were $9.9 million for the three months ended June 30, 2010. Non-compensation expenses for the broker-dealer segment were $22.6 million for the three months ended June 30, 2010, which represents the quarterly results of legacy Cowen Holdings. The following table shows the components of the non-compensation expenses, in total, for the three months ended June 31, 2010 and 2009:

	Three Months Ended June 30,		Period-to-Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses:
Interest expense	$353	$330	$23	7.0%
Professional, advisory and other fees	2,879	2,430	449	18.5%
Occupancy and equipment	5,868	2,542	3,326	130.8%
Floor brokerage and trade execution	3,497	—	3,497	NM
Service fees, net	4,041	—	4,041	NM
Communications	3,146	—	3,146	NM
Marketing and business development	4,055	—	4,055	NM
Depreciation and amortization	2,390	1,198	1,192	99.5%
Other	6,330	4,971	1,359	27.3%

Total	$32,559	$11,471	$21,088	183.8%

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased $0.4 million, or 19%, to $1.9 million for the three months ended June 30, 2010 compared with $2.3 million in the prior year quarter. The decrease was attributable to lower assets under management in the 2010 period as such allocations are largely made based on a percentage of assets under management.

        Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

        For the six months ended June 30, 2010, the Company's alternative investment management segment includes six months of its hedge funds, fund of funds, real estate and other investment platforms operating results. In addition, the alternative investment management segment includes six months of CHRP's operating results for the six months ended June 30, 2010, as a result of the Transactions. For the six months ended June 30, 2009, the Company's alternative investment management segment reflects six months of its hedge funds, fund of funds, real estate and other investment platforms operating results, but does not include any of CHRP's operating results.

        For the six months ended June 30, 2010, the Company's broker-dealer segment includes six months of its investment banking and brokerage businesses' operating results. There were no investment banking or brokerage operating results for the six months ended June 30, 2009 as the historic results of operations reflect the legacy Ramius business only.

	Six Months Ended June 30,				Total Period-to-Period
	2010			2009	$ Change	% Change
	(dollars in thousands)
	Alternative Investment Management	Broker-Dealer	Total 2010	Alternative Investment Management
Economic Income Revenues
Investment banking	$—	$15,943	$15,943	$—	$15,943	NM
Brokerage	—	59,369	59,369	—	59,369	NM
Management fees	24,774	—	24,774	28,629	(3,855)	(13.5)%
Incentive income (loss)	1,532	—	1,532	(7,975)	9,507	(119.2)%
Investment income (loss)	8,842	(333)	8,509	2,792	5,717	204.8%
Other revenue	(25)	180	155	590	(435)	(73.7)%

Total economic income revenues	35,123	75,159	110,282	24,036	86,246	358.8%

Economic Income Expenses
Compensation and benefits	23,498	53,700	$77,198	28,615	$48,583	169.8%
Non-compensation expenses	18,835	47,091	65,926	21,579	44,347	205.5%
Reimbursement from affiliates	(3,784)	—	(3,784)	(5,756)	1,972	(34.3)%

Total economic income expenses	38,549	100,791	139,340	44,438	94,902	213.6%

Net economic income (loss) (before non-controlling interest)	(3,426)	(25,632)	(29,058)	(20,402)	(8,656)	42.4%
Non-controlling interest	—	—	—	(925)	925	NM

Economic income (loss)	$(3,426)	$(25,632)	$(29,058)	$(21,327)	$(7,731)	36.2%

Economic Income Revenues

        Total economic income revenues were $110.2 million for six months ended June 30, 2010, an increase of $86.2 million compared to economic income revenues of $24 million for the first six months in 2009.

Alternative Investment Management Segment

        Alternative investment management segment economic income revenues were $35.1 million for the six months ended June 30, 2010, an increase of $11.1 million compared to a revenues of $24 million for the first six months of 2009.

        Management Fees.    Management fees for the segment decreased $3.8 million, or 13.5%, to $24.8 million for the six months ended June 30, 2010 compared with $28.6 million for the first six months of 2009. The decrease was due to the decrease in assets under management as well as the impact of certain management fee reductions for certain affiliates of UniCredit S.p.A which became effective in conjunction with the closing of the Transactions.

        Incentive Income (Loss).    Incentive income for the segment was $1.5 million for the six months ended June 30, 2010 compared to a loss of $7.9 million for the first six months of 2009. The loss in the prior year quarter was primarily due to a reversal of previously recorded incentive income allocations from Ramius's interests in the general partner of a certain real estate fund pursuant to the terms of the governing documents of such fund. The incentive income for the six months ended June 30, 2010 primarily relates to fees earned on one of our fund of funds products that surpassed its high water mark in December 2009 as well as fees earned on a portion of assets in our Value and Opportunity fund. However, many of our funds still have high-water marks so that Ramius will not earn incentive income with respect to the investments of the fund investors who suffered such losses in 2008 until the investors recover their losses.

        Investment Income.    Investment income for the segment was a gain of $8.8 million for the six months ended June 30, 2010 compared with a gain of $2.8 million for the first six months of 2009. The increase is a result of stronger positive performance in the firm's fund investments in the current year period versus prior year period.

        Other Revenue.    Other revenue for the segment was a loss of $0.1 million for the six months ended June 30, 2010 compared with a gain of $0.6 million for the first six months of 2009. The decrease was primarily due to a reduction in retail commissions earned in the first quarter of 2010 compared to the same period last year, in addition to losses on foreign currency fluctuations on foreign assets for the six months ended June 30, 2010.

Broker-Dealer Segment

        Broker-dealer segment economic income revenues were $75.2 million for the six months ended June 30, 2010. There were no broker-dealer segment revenues in the first six months in 2009 as the historic results of operations only reflect the legacy Ramius business.

        Investment Banking.    Investment banking revenues were $15.9 million for the six months ended June 30, 2010, representing the investment banking activity of Cowen Holdings for the period. During the first six months of 2010, the Company completed 12 underwriting transactions, 2 private capital raising transactions and 7 strategic advisory transactions. There was no investment banking revenues in the first six months in 2009 as the historic results of operations only reflect the legacy Ramius business.

        Brokerage.    Brokerage revenues were $59.4 million for six months ended June 30, 2010, representing the brokerage activity of Cowen Holdings for the period. There were no brokerage revenues in the first six months in 2009 as the historic results of operations only reflect the legacy Ramius business.

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense was $77.2 million for the six months ended June 30, 2010, an increase of $48.6 million compared to $23.5 million in the first six months in 2009. The increase was primarily attributable to the inclusion of six months of legacy Cowen Holdings compensation and benefits expense in the first half of 2010.

        Compensation and benefits expenses for the alternative investment management segment decreased $5.1 million, or 18%, to $23.5 million for the six months ended June 30, 2010 compared with $28.6 million in the first six months in 2009. The decrease was driven by lower accruals for incentive compensation and by lower base salaries and benefit expense associated with a reduction in head count.

        Compensation and benefits expenses for the broker-dealer segment were $53.7 million for the six months ended June 30, 2010, which represents the operations of legacy Cowen Holdings for the period. There were no broker-dealer segment compensation and benefits expenses in the first six months in 2009 as the historic results of operations only reflect the legacy Ramius business.

        Non-compensation Expenses.    Total non-compensation expenses increased $44.3 million to $65.9 million for the six months ended June 30, 2010 compared to $21.6 million in the first six months in 2009. The increase was due to the inclusion of six months of non-compensation expenses associated with the legacy Cowen Holdings business in the first six months of 2010, partially offset by a decrease in non-compensation expense from the alternative investment management business.

        Non-compensation expenses for the alternative investment management segment were $18.8 million for the six months ended June 30, 2010. Non-compensation expenses for the broker-dealer segment were $47.1 million for the six months ended June 31, 2010, which represents the first half results of legacy Cowen Holdings. The following table shows the components of the non-compensation expenses, in total, for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,		Period-to-Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses:
Interest expense	$469	$673	$(204)	(30.3)%
Professional, advisory and other fees	5,267	4,438	829	18.7%
Occupancy and equipment	11,513	5,073	6,440	126.9%
Floor brokerage and trade execution	8,442	—	8,442	NM
Service fees, net	7,853	—	7,853	NM
Communications	6,454	—	6,454	NM
Marketing and business development	7,901	—	7,901	NM
Depreciation and amortization	4,884	2,434	2,450	100.7%
Other	13,143	8,961	4,182	46.7%

Total	$65,926	$21,579	$44,347	205.5%

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased $1.9 million, or 34.3%, to $3.8 million for the six months ended June 30, 2010 compared with $5.7 million in the first six months in 2009. The decrease was attributable to lower assets under management in the 2010 period as such allocations are largely made based on a percentage of assets under management.

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

        Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30th, 2010, we had cash and cash equivalents of $15.4 million. At July 1st, 2010, the Company's investment in the Enterprise Fund was valued at $197 million, net of July 1, 2010 distributions. The Company withdrew approximately $35.2 million from the Enterprise Fund effective January 1, 2010 and received a distribution of $56.9 million from the Enterprise Fund effective July 1, 2010. In December 2009, the Company completed a public offering of 17,292,698 shares of Class A common stock, resulting in approximately $80.6 million of additional equity.

        The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries bi-weekly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year in February.

        As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Development" we have entered into a modification agreement with affiliates of Unicredit S.p.A and it is not expected to have a material impact on the Company's liquidity and capital resources.

        As of June 30, 2010, the Company had unfunded commitments of $8.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. In addition, the Company has committed to invest $42.0 million to the funds managed by Cowen Healthcare Royalty Partners (the "CHRP Funds") as a limited partner of the CHRP Funds and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through June 30, 2010, the Company has funded $17.7 million towards these commitments.

        As a registered broker-dealer, Cowen and Company, LLC is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. The Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2010, Cowen and Company, LLC had total net capital of approximately $36.1 million, which was approximately $35.1 million in excess of its minimum net capital requirement of $1.0 million.

        Cowen and Company, LLC is exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.

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

        In connection with the November 2, 2009 acquisition and subsequent firm-wide initiative to find efficiencies, the firm decided to consolidate the operations of its two wholly-owned registered broker/dealers, Ramius Securities LLC and Cowen and Company, LLC. During the first quarter 2010, many of the processes performed by Ramius Securities LLC were transferred to Cowen and Company, LLC. On

April 8, 2010, Ramius Securities LLC filed Form BDW Uniform Request for Withdrawal from Broker-Dealer Registration. On June 30, 2010, Ramius Securities LLC was no longer subject to the SEC's Uniform Net Capital Rule 15c3-1.

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At June 30, 2010, Ramius UK's Financial Resources of $3.6 million exceeded its minimum requirement of $0.4 million by $3.2 million. At June 31, 2010, CIL's Financial Resources of $5.1 million exceeded its minimum requirement of $2.5 million by $2.6 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At June 30, 2010, CLAL's Financial Resources of $0.3 million exceeded the minimum requirement of $0.02 million by $0.28 million.

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

Cash Flows Analysis

        The Company's primary sources of cash are derived from its operating activities, fees, realized returns on its own invested capital and borrowings under its line of credit. The Company's primary uses of cash include compensation, general and administrative expenses and payments of interest and principal under its line of credit. Cash flow results during the six months ended June 30, 2009 only reflect the cash flows and net loss of Ramius LLC prior to the Transaction. As a result, the cash flow amounts from operating, investing and financing activities for the six months ended June 30, 2010 and 2009 are not comparable.

        Operating Activities.    Net cash used in operating activities of $76.7 million for the six months ended June 30, 2010 was predominately related to cash used to pay for year-end bonus accruals included in compensation payable and payments for purchases of securities related to proprietary capital. Net cash provided by operating activities of $4.9 million for the six months ended June 30, 2009 was predominately related to proceeds from sales of other investments held by the consolidated funds and net sales of holdings in the broker dealer, partially offset by a net loss and payments for year end bonus accruals.

        Investing Activities.    Net cash provided by investing activities of $2.4 million and $4.0 million for the six months ended June 30, 2010 and 2009, respectively, was primarily due to the proceeds from sale of other investments.

        Financing Activities.    Net cash used in financing activities for the six months ended June 30, 2010 was $57.7 million primarily related to a repayment on the line of credit and payments by the consolidated funds for capital withdrawals. For the six months ended June 30, 2009 net cash used in financing activities was $49.9 million which was primarily related to withdrawals from members, occurring prior to the notification of the Transaction as well as a consolidated fund's full repayment on its line of credit and payments by the consolidated funds for capital withdrawals.

Notes Payable, Short-Term Borrowings and Credit Facilities

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit. The first borrowing under this line occurred on June 30, 2009. As of June 30, 2010 and December 31, 2009, the Company had borrowings of $18.0 million and $43.0 million, respectively, under the line of credit portion and $6.7 million at December 31, 2009 under the letter of credit portion. At the Company's election and discretion, borrowings under this collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 0.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 2.75%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 2.75%. The 2009 collateralized revolving credit agreement was to mature on November 2, 2009 but was extended; $25.0 million was extended through January 4, 2010 and $25 million was extended through September 29, 2011. All terms of the extended collateralized revolving credit agreement remain the same except the following: at the Company's election and discretion, borrowings under the extended 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 3.5%. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of June 30, 2010 and during the period from June 3, 2009 to June 30, 2010, the Company was in compliance with these covenants.

        On January 4, 2010, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $25 million to HVB AG, reducing its revolving line of credit balance.

        Interest incurred on the Company's lines of credit (in combination with all previous lines of credit) was $0.2 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and was $0.5 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.

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

        The Company also has three additional irrevocable letters of credit, the first of which is for $50,000, which expires on July 12, 2011, supporting workers' compensation insurance with Safety National Casualty Corporation, the second of which is for $57,000, which expires on May 12, 2011, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease and the third, new as of May 2010, is for $82,000, which expires on May 12, 2011, supporting the Company's San Francisco office. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2010 and December 31, 2009, there were no amounts due related to these letters of credit.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as of June 30, 2010. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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

        The Company's consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the Consolidated Funds on a gross basis. The management fees and incentive income earned by the Company from the Consolidated Funds were eliminated in consolidation; however, the Company's allocated share of net income from these funds was increased by the amount of this eliminated income. Hence, the consolidation of these funds had no net effect on the Company's net earnings.

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

  Legal and Regulatory Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with FASB accounting standards. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. The consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 12 to the Company's condensed consolidated financial statements for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the consolidated statements of financial condition.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        During the three months ended June 30, 2010, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. For a detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2010.

        Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information reflects developments with respect to the Company's legal proceedings that occurred in the second quarter of 2010. These items should be read together with the Company's discussion in Note 11 "Commitments, Contingencies and Guarantees—Litigation," in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, and the Company's discussion set forth under Legal Proceedings in Part I, Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as well as the Company's discussion in Note 12 "Litigation," in the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1, and the Company's discussion set forth under Legal Proceedings in Part II, Item 1, of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

  In re: Initial Public Offering Securities Litigation

        On April 16, 2010, plaintiffs filed a motion with the United States District Court for the Southern District of New York ("SDNY") requesting that those class members who appealed the SDNY's final order approving the settlement be required to post appeal bonds. On June 17, 2010, the SDNY granted the motion and set the bond amount at $25,000. On July 16, 2010, the appealing class members posted a $25,000 appeal bond. The opening appellate briefs of certain objectors are due October 6, 2010. No other dates have been set. To the extent that Cowen Holdings incurs additional legal fees or pays any settlement amount, it will be indemnified by Société Générale.

  Adelphia Communications Corp. Litigation

        On April 19, 2010, the Appaloosa plaintiffs filed in the SDNY a Stipulation and Order of Dismissal with Prejudice, which was signed by the SDNY on April 20, 2010.

        With respect to the Adelphia bankruptcy proceedings, as previously disclosed, on June 17, 2008, the SDNY issued an Opinion and Order dismissing certain claims, including, without limitation, the equitable disallowance and equitable subordination claims against Cowen and Company. The litigation trust appealed the June 17, 2008 Opinion and Order issued by the SDNY, which was affirmed by the Second Circuit on May 26, 2010.

        To the extent that Cowen Holdings incurs additional legal fees or pays any settlement or other amounts in connection with these cases, it will be indemnified by Société Générale.

  Madden Litigation

        On April 14, 2010, the United States District Court for the Northern District of California denied Cowen and Company's motion to dismiss and granted plaintiffs' motion to remand the case back to the Superior Court of the State of California for the City and County of San Francisco. On May 20, 2010, Cowen and Company filed a demurrer in the Superior Court seeking dismissal of the complaint. The demurrer is still pending. To the extent that Cowen Holdings incurs additional legal fees or pays any settlement or other amounts in connection with this litigation, it will be indemnified by Société Générale.

  Global Cash Litigation

        On June 25, 2010, the United States District Court for the District of Nevada held a fairness hearing to consider the proposed settlement. Later the same day, the District Court entered a final order and judgment in which it approved and confirmed the parties' proposed settlement, and dismissed the litigation.

  CardioNet Litigation

        On April 5, 2010, Cowen and Company and the other defendants filed a motion to remove the case to the United States District Court for the Southern District of California and, on April 7, 2010, moved to transfer the case to the United States District Court for the Eastern District of Pennsylvania. On April 23, 2010, plaintiffs moved to remand the case back to California state court. The motions to transfer and remand remain pending.

  Fuqi Litigation

        On July 26, 2010, the court consolidated the two putative class actions in which Cowen and Company was named as a defendant with several related actions and appointed as lead plaintiffs the Puerto Rico Government Employees and Judiciary Retirement Systems Administration, Craig B. Laub, J.D. Pisut, and Sandra Redfern. Lead plaintiffs must file a consolidated complaint by August 25, 2010 and defendants must answer, move, or otherwise respond to the consolidated complaint by September 14, 2010.

  Lehman Brothers

        At the end of June 2010, Lehman Brothers International (Europe), or LBIE, returned certain trust assets that were under their control. Such assets were sold in July 2010 and the subsequent proceeds distributed. As part of this distribution, the Company received $5.3 million, which represents approximately 58.62% of Company's share of Enterprise LP's Estimated Recoverable Lehman Claims as of June 30, 2010. We expect the balance of the trust assets within the control of LBIE to be distributed to us in the relatively near term.

  In re: HealthSouth Corporation Bondholder Litigation

        On July 26, 2010, the District Court for the Northern District of Alabama approved a settlement between plaintiffs and certain defendants, entered a partial final judgment as to those defendants, and dismissed the case as to another defendant. By virtue of the District Court's rulings, plaintiffs have 30 days from July 26, 2010 to appeal the District Court's dismissal of Cowen and Company from the case. To the extent that Cowen Holdings incurs additional legal fees or pays any other amounts in connection with the litigation, it will be indemnified by Société Générale.

  Regulatory Inquiries and Investigations

        In addition to the civil litigation matters described above, we are also involved in a number of regulatory inquiries and investigations, which are not covered by the Indemnification Agreement. The most significant developments with respect to regulatory matters in the second quarter of 2010 are as follows:

  •
  As previously disclosed, on April 30, 2010, Cowen and Company received a Letter of Acceptance, Waiver and Consent from FINRA's Department of Market Regulation seeking the payment of a fine and the implementation of remedial measures regarding certain alleged trade reporting violations. On June 8, 2010, Cowen and Company offered to settle the matter without admitting or denying the allegations and pay a fine. FINRA has not yet accepted the settlement.

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

        None.

Item 6.    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COWEN GROUP, INC.
	By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer and President (principal executive officer)
	By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
		Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Dated: August 13, 2010

Exhibit Index

Exhibit No.	Description
10.1	Modification Agreement, dated as of May 11, 2010, among Cowen Group, Inc., RCG Holdings LLC, C4S & Co., L.L.C., Ramius LLC, Ramius Alternative Solutions LLC, BA Alpine Holdings, Inc., Alpine Cayman Islands Limited, UniCredit Bank AG (formerly known as Bayerische Hypo- und Vereinsbank AG, Munich), HVB Alternative Advisors LLC and CEAKSCH Verwaltungs G.m.b.H (previously filed as Exhibit 10.1 to the Form 10-Q filed May 14, 2010)..
10.2
Amendment to the Employment Agreement with David M. Malcolm, dated July 19, 2010, by and between David M. Malcolm and Cowen Group, Inc. (previously filed as Exhibit 10.1 to the Form 8-K filed July 22, 2010).
10.3
Amendment to the Employment Agreement with Christopher A. White, dated July 21, 2010, by and between Christopher A. White and Cowen Group, Inc. (previously filed as Exhibit 10.2 to the Form 8-K filed July 22, 2010).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.