Form 10-Q
period 2010-09-30
COWEN GROUP, INC.
filed 2010-11-12
CIK 1466538

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of November 11, 2010 there were 75,449,213 shares of the registrant's common stock outstanding.

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

        Unaudited Condensed Consolidated Financial Statements are presented for the three months and nine months ended September 30, 2010 and 2009. The Consolidated Financial Statements as of December 31, 2009 were audited.

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(unaudited)

	As of September 30, 2010	As of December 31, 2009
Assets
Cash and cash equivalents	$27,585	$147,367
Cash collateral pledged	1,882	7,246
Securities owned, at fair value	593,239	54,153
Securities purchased under agreement to resell	180,903	—
Other investments	38,417	28,490
Receivable from brokers	52,902	32,525
Fees receivable	19,991	22,446
Due from related parties (see Note 17)	12,523	14,860
Fixed assets, net of accumulated depreciation and amortization of $25,861 and $16,449, respectively	29,764	32,603
Goodwill	27,179	27,179
Intangible assets, net of accumulated amortization of $7,235 and $4,506, respectively	13,664	16,394
Other assets	21,145	24,199
Consolidated Funds
Cash and cash equivalents	4,421	625
Securities owned, at fair value	9,836	—
Other investments, at fair value	349,586	550,407
Other assets	696	947

Total Assets	$1,383,733	$959,441

Liabilities and Stockholders' Equity
Securities sold, not yet purchased, at fair value	$306,174	$14,812
Securities sold under agreement to repurchase	259,454	—
Payable to brokers	103,731	3,817
Compensation payable	40,920	80,923
Note payable and short-term borrowings	18,000	49,746
Fees payable (see Note 17)	2,196	5,387
Due to related parties (see Note 17)	8,324	8,103
Accounts payable, accrued expenses and other liabilities	44,588	65,599
Consolidated Funds
Capital withdrawals payable	—	26,312
Accounts payable, accrued expenses and other liabilities	2,358	392

Total Liabilities	785,745	255,091

Commitments and Contingencies (see Note 12)
Redeemable non-controlling interests	156,743	230,825

Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 75,423,866 and 74,743,163 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (including 1,554,124 and 2,554,182 restricted shares, respectively)	726	726
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	501,158	483,872
Accumulated deficit	(60,081)	(10,553)
Accumulated other comprehensive loss	(558)	(520)

Total stockholders' equity	441,245	473,525

Total Liabilities and Stockholders' Equity	$1,383,733	$959,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Investment banking	$7,199	$—	$23,142	$—
Brokerage	26,020	—	85,389	—
Management fees	8,278	8,974	26,429	31,408
Incentive income	2,672	177	4,666	177
Interest and dividends	4,270	47	7,054	225
Reimbursement from affiliates	1,380	2,342	4,864	7,832
Other	622	577	1,642	2,265
Consolidated Funds
Interest and dividends	1,764	4,319	10,510	12,186
Other	(3)	26	384	126

Total revenues	52,202	16,462	164,080	54,219
Expenses
Employee compensation and benefits	47,994	22,083	130,005	50,869
Floor brokerage and trade execution	3,664	—	12,637	—
Interest and dividends	1,299	435	2,366	1,122
Professional, advisory and other fees	3,258	3,993	8,519	12,022
Service fees	3,783	470	12,359	1,611
Communications	3,584	228	10,198	755
Occupancy and equipment	5,609	2,446	17,559	7,519
Depreciation and amortization	2,212	1,129	7,096	3,563
Client services and business development	2,885	1,537	11,316	4,850
Other	4,712	1,375	15,529	6,628
Consolidated Funds
Interest and dividends	109	2,286	1,499	6,917
Professional, advisory and other fees	843	2,552	2,352	4,259
Stock loan fees	6	—	1,000	—
Other	287	473	753	655

Total expenses	80,245	39,007	233,188	100,770
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	8,810	1,274	9,983	(2,702)
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	8,220	26,891	19,225	59,178
Net realized and unrealized gains (losses) on derivatives	(1,312)	(5,972)	(813)	(30,870)
Net gains (losses) on foreign currency transactions	(702)	(1,563)	(650)	(3,040)

Total other income (loss)	15,016	20,630	27,745	22,566

Income (loss) before income taxes	(13,027)	(1,915)	(41,363)	(23,985)

Income tax expense (benefit)	299	(5,929)	632	(5,978)

Net income (loss)	(13,326)	4,014	(41,995)	(18,007)
Net (income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(2,029)	(9,899)	(7,533)	(13,888)

Net income (loss) attributable to Cowen Group, Inc. stockholders	$(15,355)	$(5,885)	$(49,528)	$(31,895)

Weighted average common shares outstanding:
Basic	73,385	37,537	72,866	37,537
Diluted	73,385	37,537	72,866	37,537
Earnings (loss) per share:
Basic	$(0.21)	$(0.16)	$(0.68)	$(0.85)

Diluted	$(0.21)	$(0.16)	$(0.68)	$(0.85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands, except share data)

(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Total Comprehensive Income (loss)
Balance, December 31, 2009	74,743,163	$726	$483,872	$(520)	$(10,553)	$473,525	$230,825

Comprehensive income (loss):
Net income (loss)	—	—	—	—	(49,528)	(49,528)	7,533	$(41,995)
Defined Benefit Plans	—	—	—	79	—	79	—	79
Foreign currency translation	—	—	—	(117)	—	(117)	—	(117)

Total comprehensive income (loss)	—	—	—	(38)	(49,528)	(49,566)	7,533	$(42,033)
Capital contributions	—	—	—	—	—	—	5,602
Capital withdrawals	—	—	—	—	—	—	(85,912)
Consolidation of Replication Ltd (see Note 2b)	—	—	—	—	—	—	408
Deconsolidation of CHRP GP (see Note 2b)	—	—	—	—	—	—	(1,713)
Restricted stock awards issued	680,703	—	—	—	—	—	—
Amortization of share based compensation	—	—	17,286	—	—	17,286	—

Balance, September 30, 2010	75,423,866	$726	$501,158	$(558)	$(60,081)	$441,245	$156,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(41,995)	$(18,007)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	7,096	3,563
Share-based compensation	17,286	—
Net loss on disposal of fixed assets	267	202
Purchases of securities owned, at fair value	(1,963,890)	(81,892)
Proceeds from sales of securities owned, at fair value	1,352,942	95,711
Proceeds from the sale of short investments	1,170,810	—
Payments to cover short investments	(911,040)	—
Net (gains) losses on securities, derivatives and other investments	(12,305)	(2,335)
Consolidated Funds:
Purchases of securities owned, at fair value	(302,406)	—
Proceeds from sales of securities owned, at fair value	292,548	—
Purchases of other investments	(23,693)	(2,181)
Proceeds from sales of other investments	252,930	73,237
Net realized and unrealized (gains) losses on investments and other transactions	(22,452)	(31,560)
(Increase) decrease in operating assets:
Cash collateral pledged	(1,381)	202
Securities owned, at fair value, held at broker dealer	74,384	(6,619)
Receivable from brokers	(20,377)	9,097
Fees receivable	2,455	7,212
Due from related parties	2,337	5,575
Other assets	3,054	496
Consolidated Funds:
Cash and cash equivalents	948	(1,030)
Other assets	134	(606)
Increase (decrease) in operating liabilities:		—
Securities sold, but not yet purchased, at fair value, held at broker dealer	36,584	—
Payable to brokers	99,914	—
Compensation payable	(39,693)	(12,061)
Fees payable	(3,208)	(5,909)
Due to related parties	221	(1,773)
Accounts payable, accrued expenses and other liabilites	(21,011)	2,790
Consolidated Funds:
Due to related parties	—	(136)
Accounts payable, accrued expenses and other liabilities	1,966	(18)

Net cash (used in) / provided by operating activities	$(47,575)	$33,958

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Cash flows from investing activities:
Securities purchased under agreement to resell	(180,903)	—
Purchases of other investments	(207,021)	(215)
Proceeds from sales of other investments	199,940	6,527
Purchase of fixed assets	(1,794)	(312)
Sale of fixed assets	—	130

Net cash (used in) / provided by investing activities	(189,778)	6,130

Cash flows from financing activities:
Securities sold under agreement to repurchase	259,454	(1,425)
Repayments on the line of credit	(25,001)	(202)
Capital withdrawals to members	—	(16,941)
Capital contributions from non-controlling interests in Ramius operating entities	—	541
Consolidated Funds;
Repayments on the line of credit	—	(10,207)
Capital contributions by non-controlling interests in Consolidated Funds	5,603	490
Capital withdrawals to non-controlling interests in Consolidated Funds	(122,485)	(53,149)

Net cash used in financing activities	117,571	(80,893)

Change in cash and cash equivalents	(119,782)	(40,806)
Cash and cash equivalents at beginning of period	147,367	46,677

Cash and cash equivalents at end of period	$27,585	$5,871

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

        Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen Group" or the "Company") provides alternative investment management, investment banking, research, and sales and trading services through its two business segments: alternative investment management and broker-dealer. The alternative investment management segment includes hedge funds, fund of funds, real estate funds, healthcare royalty funds, cash management and commodity trading funds, offered primarily under the Ramius name. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global credit markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.

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

        The assets and liabilities of Cowen Holdings were recorded at their respective fair values, as of November 2, 2009, and combined with those of Ramius. The financial statements of the Company that include periods after November 2, 2009 reflect such fair values and were not restated retroactively to reflect the historical financial position or results of operations of Cowen Holdings. For periods after

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Significant Accounting Policies (Continued)

November 2, 2009, the results of operations of Cowen Holdings are included in the results of operations of the Company. Stockholders' equity has been retroactively restated to include the 37,536,826 shares of Class A common stock issued to RCG at the consummation of the Transactions (as defined in Note 3) as the issued capital for all periods prior to the Transactions.

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

        VOEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity's economic performance. VOEs are consolidated in accordance with Financial Accounting Standards Board ("FASB") accounting standards. In accordance with these standards, the Company presently consolidates five funds deemed to be VOEs for which it acts as the general partner or investment manager. RTS Global 3x Fund LP ("RTS Global 3x") was first consolidated in the first quarter of 2010, when it commenced operations. Ramius Alternative Replication Fund Ltd ("Replication Ltd") was first consolidated as of April 1, 2010, when the Company first invested into the fund, which commenced operations in October 2009, resulted in a substantial ownership interest in the fund.

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

        As at September 30, 2010 the Company consolidates the following funds (the "Consolidated Funds"); Ramius Enterprise LP ("Enterprise LP"), Ramius Multi-Strategy FOF LP ("Multi-Strat FOF"), Ramius Vintage Multi-Strategy FOF LP ("Vintage LP"), Ramius Levered Multi-Strategy FOF LP ("Levered FOF"), Replication Ltd and RTS Global 3x.

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

        Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter ("OTC"). Exchange-traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards,

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Significant Accounting Policies (Continued)

swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Derivative contracts are included within other assets or accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition.

        Other investments—Other investments consist primarily of portfolio funds, real estate investments and equity method investments, which are valued as follows:

  i.
  Portfolio funds—Portfolio funds ("Portfolio Funds") include interests in funds and investment companies managed by the Company or its affiliates. The Company follows an accounting pronouncement regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value ("NAV") per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment.

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

        See Note 4 for further information regarding the Company's investments, including equity method investments, and fair value measurements.

d.     Securities purchased under agreements to resell and securities sold under agreements to repurchase

        Transactions involving purchases of securities under agreements to resell are carried at their contract value which approximates fair value. As of September 30, 2010, the fair value of the collateral received by the Company was $175.7 million.

        Transactions involving the sale of securities under agreements to repurchase are carried at their contract value and are accounted for as collateralized financings. In connection with these financings, as of September 30, 2010, the Company had pledged collateral in the amount $279.6 million, which is included in securities owned, at fair value in the consolidated statements of financial condition.

        Collateral is valued periodically and the Company and its counterparties may adjust the collateral or require additional collateral to be deposited when appropriate. Collateral held by counterparties may be sold or rehypothecated by such counterparties, subject to certain limitations sometimes imposed by the Company. Collateralized repurchase agreements may result in credit exposure in the event the counterparties to the transactions are unable to fill their contractual obligations. The Company minimizes the credit risk associated with this activity by monitoring credit exposure and collateral values, and by requiring additional collateral to be promptly deposited with or returned to the Company when deemed necessary. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties at September 30, 2010.

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

f.      Future adoption of accounting pronouncements

        As of September 30, 2010, none of the changes to the Codification issued by the FASB that are not yet effective are expected to have an impact on the Company's financial position or results of operations.

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

        The Transactions were accounted for under the acquisition method in accordance with US GAAP. Accordingly, the Transactions were accounted for as an acquisition by Ramius of Cowen Holdings. As such, results of operations for Cowen Holdings are included in the consolidated statements of operations for periods subsequent to the date of acquisition, and not for the three months and nine months ended September 30, 2009. The assets acquired and liabilities assumed were recorded at their fair value as at the acquisition date.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Acquisition (Continued)

        The following table provides unaudited supplemental pro forma financial information for the three months and nine months ended September 30, 2009 as if the Transactions had occurred as of the beginning of that period:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands, except per share data) (unaudited)
Pro forma total revenues	$64,626	$195,901
Pro forma net loss	(11,876)	(50,185)
Pro forma net loss attributable to Cowen Group, Inc. stockholders	(21,828)	(63,432)
Pro forma net loss per share:
Basic	$(0.40)	$(1.15)
Diluted	$(0.40)	$(1.15)

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

        As of September 30, 2010 and December 31, 2009, securities owned consisted of the following, at fair value:

	As of September 30, 2010	As of December 31, 2009
	(dollars in thousands)
U.S. Government securities(a)	$274,587	$—
Common stocks	80,040	11,439
Restricted common stock	5,000	—
Convertible bond(b)	2,975	—
Corporate bonds(c)	217,007	38,327
Options	12,080	1,312
Warrants and rights	314	1,356
Mutual Funds	1,236	1,719

	$593,239	$54,153

(a)
At September 30, 2010, maturities ranged from October 2010 to November 2024 and interest rates ranged between 0.11% and 8.75%.

(b)
At September 30, 2010, the maturity of this bond was July 2015 with an interest rate of 3.5%.

(c)
At September 30, 2010, maturities ranged from October 2010 to December 2020 and interest rates ranged between 3.5% and 13.5%. At December 31, 2009, maturities ranged from January 2010 to January 2013 and interest rates ranged between 0.27% and 10.00%.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

        The Company's direct involvement with derivative financial instruments includes credit default swaps, futures, equity swaps, options and warrants and rights. The Company's long exposure to futures and equity swap derivative contracts, at fair value, at September 30, 2010 of $1.5 million is included in other assets in the accompanying consolidated statement of financial condition. The Company's short exposure to futures and equity swap derivative contracts, at fair value, at September 30, 2010 of $1.1 million is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statement of financial condition.

        The Company may transact in a variety of derivative instruments primarily for trading purposes with each instruments' primary risk exposure being interest rate, credit, foreign exchange, equity or commodity risk.

        Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. At September 30, 2010 collateral consisting of $1.8 million is included in receivable from brokers on the consolidated statement of financial condition. As of September 30, 2010 all derivative contracts were with major financial institutions.

Other investments

        As of September 30, 2010 and December 31, 2009, other investments consisted of the following:

  Other investments

	As of September 30, 2010	As of December 31, 2009
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$29,120	$20,683
(2) Real estate investments, at fair value	1,239	1,077
(3) Equity method investments	7,745	6,521
(4) Lehman claims, at fair value	313	209

	$38,417	$28,490

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

  (1)    Portfolio Funds, at fair value

        The Portfolio Funds as of September 30, 2010 and December 31, 2009, included the following:

  Portfolio Funds

	As of September 30, 2010	As of December 31, 2009
	(dollars in thousands)
Tapestry Investment Co PCC Ltd	$1,072	$2,669
Cowen Healthcare Royalty Partners, L.P.	15,142	17,009
Ramius Global Credit Fund LP	11,651	—
Ramius Value and Opportunity Fund LP	332	639
RCG Special Opportunities Fund, Ltd	158	321
Other affiliated funds	765	45

	$29,120	$20,683

  (2)    Real estate investments, at fair value

        Real estate investments at September 30, 2010 and December 31, 2009 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC ("RE Manager"), a real estate operating subsidiary of the Company, of $0.4 million and $0.2 million, respectively, and real estate debt investments held by the Company of $0.8 million and $0.9 million, respectively.

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

	As of September 30, 2010	As of December 31, 2009
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,477	$1,651
Cowen Healthcare Royalty GP, LLC*	1,235	—
RCG Longview Partners, LLC	1,976	1,565
RCG Urban American, LLC	819	605
Urban American Real Estate Fund II, L.P.	753	409
RCG Longview Louisiana Manager, LLC	219	400
RCG Longview Equity Management, LLC	434	1,360
RCG Kennedy House, LLC	236	222
Other	596	309

	$7,745	$6,521

*
See Note 2b

        As of September 30, 2010, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

        The Company's income (loss) from equity method investments was $1.5 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, and $2.4 million and $(3.1) million for the nine months ended September 30, 2010 and 2009, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.

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

        Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has decided to record the fair value of the Total Net Equity Claim at an approximately 80% discount at December 31, 2009 and a 70% discount at September 30, 2010, which represents management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the "Estimated Recoverable Lehman Claim"). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of Lehman unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual loss that may ultimately be incurred by the Company with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by the Company.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

        As of September 30, 2010 and December 31, 2009, securities sold, not yet purchased, consisted of the following, at fair value:

	As of September 30, 2010	As of December 31, 2009
	(dollars in thousands)
U.S. Government securities(a)	$235,574	$—
Common stocks	65,588	14,307
Corporate bonds(b)	1,419	—
Options	3,593	505

	$306,174	$14,812

(a)
At September 30, 2010, maturities ranged from August 2015 to February 2025 and interest rates ranged between 1.25% and 7.65%.

(b)
At September 30, 2010, maturities ranged from October 2017 to April 2026 and interest rates ranged between 1.25% and 4%.

b.     Consolidated Funds

Securities owned, at fair value

        Securities owned held by the Consolidated Funds are comprised of:

	As of September 30, 2010	As of December 31, 2009
	(dollars in thousands)
Government sponsored securities*	$6,650	$—
Corporate bonds*	3,186

	$9,836	$—

*
At September 30, 2010, maturities range from October 2010 to March 2012 and interest rates ranging between 0.35% and 4.88%.

Other investments, at fair value

        Other investments held by the Consolidated Funds are comprised of:

	As of September 30, 2010	As of December 31, 2009
	(dollars in thousands)
(1) Portfolio Funds	$343,677	$546,526
(2) Lehman Claims	5,909	3,881

	$349,586	$550,407

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

  (1)    Investments in Portfolio Funds, at fair value

        At September 30, 2010 and December 31, 2009, investments in Portfolio Funds, at fair value, included the following:

	As of September 30, 2010	As of December 31, 2009
	(dollars in thousands)
Investments of Enterprise LP	$270,192	$449,160
Investments of Replication Ltd	2,002	—
Investments of consolidated fund of funds investment companies	71,483	97,366

	$343,677	$546,526

  Consolidated investments of Enterprise LP

        Enterprise LP operates under a "master-feeder" structure with Ramius Enterprise Master Fund Ltd ("Enterprise Master"), whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate, LP. The consolidated investments in Portfolio Funds recorded in other investments on the condensed consolidated statements of financial condition includes Enterprise LP's investment of $270.2 million and $449.2 million in Enterprise Master as of September 30, 2010 and December 31, 2009, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master has broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master may invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP. See Note 12 for unfunded commitments of Enterprise Master. See Note 5 for further information on the underlying investments of Enterprise Master.

  Consolidated investments of Replication Ltd

        Replication Ltd operates under a "master—feeder" structure with Ramius Alternative Replication Master Fund Ltd. ("Replication Master"), whereby Replication Master's shareholders are Replication Ltd and Ramius Enhanced Replication Fund LLC. The consolidated investments in Portfolio Funds recorded in other investments on the condensed consolidated statements of financial condition includes Replication Ltd's investment of $2 million in Replication Master as of September 30, 2010. Replication Ltd can redeem from or contribute to its investment in Replication Master on a monthly basis at the decision of the investment manager with no prior notice as cash is needed at Replication Ltd. There

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

are no unfunded commitments at Replication Ltd. Replication Master's investment objective is to seek to replicate a specific, actively managed hypothetical portfolio by investing its capital in liquid market instruments. Generally, Replication Master expects the trading to be performed on a monthly basis. However, Replication Master is not restricted in terms of the number of trades or frequency of trades that it makes, particularly in cases of abnormal market movements where trading may occur more frequently. Replication Master may invest in exchange traded funds, futures, options, or any other variety of financial instruments or derivative instrument that the investment manager feels is appropriate within the parameters of Replication Ltd.'s offering documentation. See Note 5 for further information on the underlying investments of Replication Master.

  Investments of consolidated fund of funds investment companies

        The investments of consolidated fund of funds investment companies of $71.5 million and $97.4 million at September 30, 2010 and December 31, 2009, respectively, include the investments of Levered FOF, Multi-Strat FOF and Vintage FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC as well as RTS Global 3x which is managed by Ramius Trading Strategies LLC. Levered FOF's and Multi-Strat FOF's investment objectives are to invest discrete pools of their capital on a leveraged basis among portfolio managers that invest through Portfolio Funds, forming a multi-strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Vintage FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. RTS Global 3x's investment objective is to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital pursuant to managed futures and global macro-based investment strategies. RTS Global 3x seeks to achieve its objective through a multi-advisor investment approach by allocating its capital among third-party trading advisors that are unaffiliated with RTS Global 3x. However, unlike a traditional "fund of funds" that invests with advisors through entities controlled by third-parties, RTS Global 3x will allocate its capital among a number of different trading accounts organized and managed by the General Partner.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

        The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of September 30, 2010 and December 31, 2009:

		September 30, 2010
		Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3x Fund LP	Total
	Strategy	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
		(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$31,152	$—	$—	$31,152	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	26,667	—	26,667	(a)
Tapestry Pooled Account V LLC*	Credit-Based	642	—	—	—	642	(b)
Independently Advised Accounts*	Futures & Global Macro	—	—	—	9,139	9,139	(c)
Externally Managed Portfolio Funds	Credit-Based	572	—	—	—	572	(b)
Externally Managed Portfolio Funds	Event Driven	2,708	—	—	—	2,708	(d)
Externally Managed Portfolio Funds	Hedged Equity	35	—	—	—	35	(e)
Externally Managed Portfolio Funds	Multi-Strategy	511	—	—	—	511	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	57	—	—	—	57	(g)

		$4,525	$31,152	$26,667	$9,139	$71,483

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

(c)
The futures and global macro strategy is made up of several portfolio accounts, each of which will be advised independently by a professional commodity trading advisor implementing primarily managed futures or global macro-based investment strategies. The trading advisors (through their respective portfolio accounts) will trade independently of each other and, as a group, will employ a wide variety of systematic, relative value and discretionary trading programs in the global currency, fixed income, commodities and equity futures markets. In implementing their trading programs, the trading advisors will trade primarily in the futures and forward markets (as well as in related options). Although certain trading advisors may be permitted to use total return swaps and trade other financial instruments from time to time on an interim basis, the primary focus will be on the futures and forward markets. Redemption frequency of these portfolio accounts are monthly (and intra-monthly for a $10,000 fee) and the notification period for redemptions is 5 business days (or 3 business days for intra-month).

(d)
The Event Driven strategy is generally implemented through various combinations and permutations of merger arbitrage, restructuring and distressed instruments. Approximately 4% as of September 30, 2010 and 9% as of December 31, 2009 of the investments in this category represent investments in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated. The remaining amount of the investments in this category is in a side pocket or suspended with undetermined payout dates.

(e)
The Hedged Equity strategy focuses on equity strategies with some directional market exposure. The strategy attempts to profit from market efficiencies and direction. As of September 30, 2010, the investee fund manager has side-pocketed investments.

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

(g)
The Fixed Income Arbitrage strategy seeks to achieve long term capital appreciation by employing a variety of strategies to generate returns without significant exposure to credit spread, interest rate changes or duration. As of September 30, 2010, the investment manager has gated investments.

  (2)    Lehman Claims, at fair value

        With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master consists of $24.3 million. Included in this claim were assets with a value of $9.5 million, at the time LBIE entered administration, that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets, for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. As a result, the remaining Net Equity Claim for Enterprise Master is $14.8 million. Enterprise Master is valuing this claim at $7.4 million as of September 30, 2010. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be material.

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

        In addition, Lehman Brothers, Inc. ("LBI") was a prime broker to Enterprise Master and it holds cash balances of $5.3 million. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation ("SIPC") liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the "SIPA Trustee") as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, the court filings also indicate that Barclays plc has submitted a substantial claim against LBI relating to an asset purchase agreement entered into by Barclays plc with LBIE near the time of the SIPC liquidation proceeding that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of the Company's customer claims, management has estimated recovery with respect to the Company's LBI exposure at 47%, which

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

represents the present value of the mid point between what management believes are reasonable estimates of the low side and high side potential recovery rates with respect to the Company's LBI exposure.

Indirect Concentration of the Underlying Investments Held by Consolidated Funds

        From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company at September 30, 2010 and December 31, 2009, the Company identified Consolidated Funds that had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations held by the Company at September 30, 2010. The following table presents such interests, at December 31, 2009, which represent the aggregate of (i) the gross amount of exposure that Consolidated Funds have through their investments held directly and (ii) the gross amount of exposure held indirectly through their investments in any unconsolidated master funds:

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

  Fair value measurements

        The following table presents the financial instruments recorded at fair value on the condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2010 and December 31, 2009:

  Operating Entities

	Assets at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned and derivatives
US Government securities	$274,587	$—	$—	$274,587
Common stocks	78,208	1,498	334	80,040
Restricted common stock	—	—	5,000	5,000
Convertible bonds	—	2,975	—	2,975
Corporate bonds	—	217,007	—	217,007
Futures	1,221	—	—	1,221
Equity swaps	—	271	—	271
Credit default swaps	—	17	—	17
Options	11,023	—	1,058	12,081
Warrants and rights	—	—	314	314
Mutual Funds	1,236	—	—	1,236
Other investments				—
Portfolio Funds	1,074	11,993	16,053	29,120
Real estate investments	—	—	1,239	1,239
Lehman claim	—	—	313	313

	$367,349	$233,761	$24,311	$625,421

	Liabilities at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$(235,574)	$—	$—	$(235,574)
Common stocks	(65,588)	—	—	(65,588)
Corporate bonds	—	(1,419)	—	(1,419)
Futures	(572)	(330)	—	(902)
Equity swaps	—	(164)	—	(164)
Options	(3,593)	—	—	(3,593)

	$(305,327)	$(1,913)	$—	$(307,240)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
Common stocks	$11,081	$24	$334	$11,439
Corporate bonds	—	38,327	—	38,327
Options	1,312	—	—	1,312
Warrants and rights	—	1,356	—	1,356
Mutual Funds	1,719	—	—	1,719
Other investments
Portfolio Funds	2,669	644	17,370	20,683
Real estate investments	—	—	1,077	1,077
Lehman claim	—	—	209	209

	$16,781	$40,351	$18,990	$76,122

	Liabilities at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$(14,307)	$—	$—	$(14,307)
Options	(505)	—	—	(505)

	$(14,812)	$—	$—	$(14,812)

  Consolidated Funds' investments

	Assets at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
US Government securities	$6,650	$—	$—	$6,650
Government sponsored securities	2,433	—	—	2,433
Corporate bonds	—	754	—	754
Other investments				—
Portfolio Funds	—	2,002	341,675	343,677
Lehman claims	—	—	5,909	5,909

	$9,083	$2,756	$347,584	$359,423

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

        The following table includes a rollforward of the amounts for the three months and nine months ended September 30, 2010 and September 30, 2009, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Operating Entities								Consolidated Funds
	Common stock	Restricted common stock	Corporate Bonds	Options	Warrants and Rights	Portfolio Funds	Real estate	Lehman claim	Portfolio Funds	Lehman claim
Balance at June 30, 2010	$334	$5,000	$1,333	$971	$404	$16,208	$1,159	$313	$84,735	$14,582
Transfers in (out)	—	—	—	—	—	—	—	—	382,004 (a)	—
Purchases	—	—	—	3,897	—	193,763	75	—	3,633	—
Sales	—	—	(1,634)	(4,042)	—	(194,177)	(47)	—	(135,649)	(8,547)
Realized gains (losses)	—	—	419	145	—	820	—	—	755	—
Unrealized gains (losses)	—	—	(118)	87	(90)	(561)	52	—	6,197	(126)

Balance at September 30, 2010	$334	$5,000	$—	$1,058	$314	$16,053	$1,239	$313	$341,675	$5,909

Balance at June 30, 2009	$—	$—	$—	$—	$—	$1,818	$1,587	$209	$125,372	$3,881
Transfers in (out)	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	1,166	—
Sales	—	—	—	—	—	(1,458)	—	—	(32,019)	—
Realized gains (losses)	—	—	—	—	—	—	—	—	3,595	—
Unrealized gains (losses)	—	—	—	—	—	4	(104)	—	(438)	—

Balance at September 30, 2009	$—	$—	$—	$—	$—	$364	$1,483	$209	$97,676	$3,881

Balance at December 31, 2009	$334	$—	$—	$—	$—	$17,370	$1,077	$209	$97,366	$3,881
Transfers in (out)	—	—	—	—	1,356	(2,866)	—	—	382,004 (a)	—
Purchases	—	5,000	1,215	10,897	—	195,863	189	—	20,685	—
Sales	—	—	(1,634)	(11,042)	(402)	(195,463)	(100)	—	(165,939)	(8,547)
Realized gains (losses)	—	—	419	145		820	—	—	3,142	—
Unrealized gains (losses)	—	—	—	1,058	(640)	329	73	104	4,417	10,575

Balance at September 30, 2010	$334	$5,000	$—	$1,058	$314	$16,053	$1,239	$313	$341,675	$5,909

Balance at December 31, 2008	$—	$—	$—	$—	$—	$1,970	$1,605	$209	$157,513	$3,881
Transfers in (out)	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—		132	—	2,181	—
Sales	—	—	—	—	—	(1,678)	—	—	(70,350)	—
Realized gains (losses)	—	—	—	—	—	—	—	—	4,367	—
Unrealized gains (losses)	—	—	—	—	—	72	(254)	—	3,965	—

Balance at September 30, 2009	$—	$—	$—	$—	$—	$364	$1,483	$209	$97,676	$3,881

(a)
Due to the change in strategy and composition of positions held in Enterprise Master fund, the investment in the Master fund by Enterprise LP has changed during the three months ended September 30, 2010 from a level 2 to a level 3 asset (See Note 4).

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments and Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

        All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying condensed consolidated statements of operations.

        There were no significant transfers between Level 1 and Level 2 assets and liabilities for the three months and nine months ended September 30, 2010.

5. Underlying Investments of Unconsolidated Funds Held by Consolidated Funds

  Enterprise Master

        As discussed in Note 4, Enterprise LP's investment in Enterprise Master is equal to Enterprise LP's proportional share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master at September 30, 2010 and December 31, 2009:

  Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	September 30, 2010		December 31, 2009
	Securities owned	Securities sold, but not yet purchased	Securities owned	Securities sold, but not yet purchased
	(dollars in thousands)
Bank debt	$—	$—	$1,646	$—
Commercial mortgage backed securities	—	—	2,723	—
Common stock	17,232	(2,207)	182,447	(47,151)
Convertible debt	712	—	123,060	—
Corporate bonds	7,594	—	181,402	(1,541)
Exchange traded funds	—	(1,264)	—	(5,549)
Foreign government debt	—	—	10,374	(10,660)
Loans	—	—	812	—
Options—put	14	(16)	6,052	(84)
Options—call	54	(44)	2,335	(3,048)
Over-the-counter foreign currency call option	—	(116)	5	(1)
Preferred stock	2,433	—	4,558	(198)
Private debt	63	—	—	—
Private equity	—	—	107	—
Restricted stock	3,148	—	6,172	—
Rights	2,143	—	1,950	—
Trade claims	128	—	128	—
US Treasury Notes	8,205	(7,784)	185,118	(82,004)
Warrants	87	—	6,831	—

	$41,813	$(11,431)	$715,720	$(150,236)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Underlying Investments of Unconsolidated Funds Held by Consolidated Funds (Continued)

  Derivative contracts, at fair value, owned by Enterprise Master, net

Description	As of September 30, 2010	As of December 31, 2009
	(dollars in thousands)
Asset swaps	$2	$295
Credit default swaps—protection purchased	(4)	(574)
Credit default swaps—protection sold	—	432
Currency forwards	(13)	691
Equity swaps—long exposure	—	(1,001)
Futures	63	(822)
Interest rate call swaption—long exposure	—	105
Interest rate call swaption—short exposure	—	(127)
Interest rate swaps—long exposure	—	40
Total return swap	—	2,123

	$48	$1,162

  Portfolio Funds, owned by Enterprise Master, at fair value

		September 30, 2010	December 31, 2009
	Strategy	Fair Value
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$98	$2,091
QREX, LLC*	Life Settlements	—	1,278
Q Capital Strategies, LLC*	Life Settlements	111	779
RCG Longview Equity Fund, LP*	Real Estate	9,752	9,036
RCG Longview II, LP*	Real Estate	2,331	2,261
RCG Longview Debt Fund IV, LP*	Real Estate	11,794	6,807
RCG Longview, LP*	Real Estate	343	272
RCG Soundview, LLC*	Real Estate	3,080	3,859
RCG Urban American Real Estate Fund, L.P.*	Real Estate	3,207	2,961
RCG International Sarl*	Multi-Strategy	8,665	7,096
Ramius Navigation Fund Ltd*	Multi-Strategy	50,325	—
Portside Growth & Opportunity Fund*	Multi-Strategy	—	9,753
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	101,888	110,279
Ramius Credit Opportunities Fund Ltd*	Distressed	259	717
RCG Endeavour, LLC*	Multi-Strategy	96	149
RCG Energy, LLC*	Energy	16,512	23,063
RCG Renergys, LLC*	Energy	3	3
Other Private Investments	Various	16,010	16,059
Real Estate Investments	Real Estate	20,935	21,364

		$245,409	$217,827

*
These Portfolio Funds are affiliates of the Company.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Underlying Investments of Unconsolidated Funds Held by Consolidated Funds (Continued)

  Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP

        As discussed in Note 4, Multi-Strat FOF and Vintage FOF's investments in their respective master funds are equal to their proportional share of their master fund's net assets; as a result, the investments in Portfolio Funds of the master funds reflected below may exceed the net investment which Multi-Strat FOF and Vintage FOF have recorded. The following table presents summarized investment information for the underlying Portfolio Funds held by Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP, at estimated fair value, as of September 30, 2010 and December 31, 2009:

		September 30, 2010		December 31, 2009
	Strategy	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP
		(dollars in thousands)
Ramius Hedged Equity FOF LP*	Hedged Equity	$—	$—	$6,725	$—
Ramius Vintage Multi-Strategy Master FOF LP*	Multi Strategy	1,632	—	5,394	—
Tapestry Pooled Account II, LLC*	Hedged Equity	—	3,396	—	5,642
Tapestry Pooled Account V, LLC*	Credit-Based	1,322	1,412	1,612	1,720
Externally Managed Funds	Credit-Based	6,445	880	4,084	1,158
Externally Managed Funds	Event Driven	8,192	6,611	9,117	13,912
Externally Managed Funds	Fixed Income Arbitrage	82	—	81	—
Externally Managed Funds	Hedged Equity	6,603	4,879	5,461	5,453
Externally Managed Funds	Multi Strategy	7,686	4,605	11,564	14,647
Externally Managed Funds	Other	—	—	47	—
Externally Managed Funds	Global Macro	2,089	2,016	2,081	5,321
Externally Managed Funds	Opportunistic Equity	—	2,318	—	2,825
Externally Managed Funds	Managed Futures	2,376	—	2,256	1,278

		$36,427	$26,117	$48,422	$51,956

*
These Portfolio Funds are affiliates of the Company.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Underlying Investments of Unconsolidated Funds Held by Consolidated Funds (Continued)

  RTS Global 3x Fund LP's Portfolio Fund investments

        RTS Global 3X, which commenced operations in March 2010, invests over half of its equity in six externally managed portfolio funds (See Note 4) which primarily concentrate around futures and global macro strategies. The following table presents the summarized investment information, which is primarily receivable/(payable) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of September 30, 2010:

As of September 30, 2010
(dollars in thousands)
Bond Futures	$(3)
Commodity Forward	(92)
Commodity Future	1,401
Currency Forward	218
Currency Future	452
Index Future	86
Interest Rate Future	67

$2,129

  Ramius Alternative Replication Master Fund Ltd.

        As discussed in Note 4, Replication Ltd's investment in Replication Master is equal to Replication Ltd's proportional share of Replication Master's net assets; as a result, the investment balances of Replication Master reflected below may exceed the net investment which Replication Ltd has recorded. Summarized investment information for the underlying investments and derivatives held by Replication Master, at fair value, at September 30, 2010 are comprised of exchange traded funds of which $2.6 million are held long and $0.3 million are held short.

6. Payable to Brokers

        Payable to brokers includes amounts payable for unsettled transactions, monies borrowed and proceeds for short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the Company's prime broker agreements, these balances are presented net (assets less liabilities) across balances with the same broker. Payable to brokers was $103.7 million and $3.8 million at September 30, 2010 and December 31, 2009, respectively.

7. Goodwill

        At least annually, and more frequently if warranted, we assess whether the goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgement and often involves the use of significant estimates and assumptions. These estimates and assumptions could have

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Goodwill (Continued)

a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. There were no additions or impairment losses to goodwill during the three and nine months ended September 30, 2010.

8. Redeemable non-controlling interests in consolidated subsidiaries

        Non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of September 30,	As of December 31,
	2010	2009
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating Companies(a)	$—	$1,713
Consolidated Funds	156,743	229,112

	$156,743	$230,825

(a)
See Note 2b

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating Companies	$—	$(32)	$—	$(958)
Consolidated Funds	(2,029)	(9,867)	(7,533)	(12,930)

	$(2,029)	$(9,899)	$(7,533)	$(13,888)

9. Share-Based Compensation and Employee Ownership Plans

Share-based compensation plans in place after the Transactions

        The Company issues share-based compensation under Cowen Holdings' previously established 2006 Equity and Incentive Plan and 2007 Equity and Incentive Plan and the recently established Cowen Group, Inc. 2010 Equity and Incentive Plan with 7,500,000 shares available for issuance (collectively, the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two to five year period. As of September 30, 2010, there were approximately 5.8 million shares available for future issuance under the Equity Plans. On

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Share-Based Compensation and Employee Ownership Plans (Continued)

January 1, 2011, additional shares representing 7.5% of the Company's outstanding shares of stock, less shares available under the 2010 plan will be added to the shares available under the 2010 Equity and Incentive Plan.

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

        The Company measures compensation cost for share-based awards according to the fair value method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $6.5 million and $12.2 million, respectively, for the three months and nine months ended September 30, 2010. The income tax effect recognized for the Equity Plans was a benefit of $2.9 million and $5.5 million, respectively, for the three months and nine months ended September 30, 2010.

        In relation to awards under the RCG Grants, the Company recognized expense of $1.5 million and $5.1 million, respectively, for the three months and nine months ended September 30, 2010. The income tax effect recognized for the RCG Grants was a benefit of $0.5 million and $1.9 million, respectively, for the three months and nine months ended September 30, 2010.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Share-Based Compensation and Employee Ownership Plans (Continued)

  Stock Options

        The following table summarizes the Company's stock option activity for the nine months ended September 30, 2010:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance outstanding at December 31, 2009	892,782	$15.06	3.81	$—
Options granted	50,001	4.89
Options acquired	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(133,858)	16.00

Balance outstanding at September 30, 2010	808,925	$14.28	3.22	$—

Options exercisable at September 30, 2010	758,924	$14.90	3.12	$—

(1)
Based on the Company's closing stock price of $3.29 on September 30, 2010.

        As of September 30, 2010, the unrecognized compensation expense related to the Company's grant of stock options was immaterial.

  Restricted Shares and Restricted Stock Units Granted to Employees

        The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2010:

	Nonvested Restricted Shares and Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2009	2,554,182	$6.90
Granted	5,121,461	4.73
Vested	(1,601,352)	5.59
Forfeited	(538,413)	5.28

Balance outstanding at September 30, 2010	5,535,878	$5.43

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of September 30, 2010, there was $20.5 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted share units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted share units granted to employees is expected to be recognized over a weighted-average period of 1.9 years.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Share-Based Compensation and Employee Ownership Plans (Continued)

RCG Grants

        The following table summarizes the Company's RCG Grants activity for the nine months ended September 30, 2010:

	Nonvested RCG Grants		Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2009	2,859,426		$7.30
Granted	—		—
Vested	(91,502)		—
Forfeited	(129,846)	(*)	—

Balance outstanding at September 30, 2010	2,638,078		$7.30

(*)
Forfeitures of non vested RCG Grants are reallocated to other interests within RCG Holdings, LLC.

        The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the Transactions.

        As of September 30, 2010 there was $12.3 million of unrecognized compensation expense related to the Company's RCG Grants. Unrecognized compensation expense related to RCG Grants is expected to be recognized over a weighted-average period of 2.08 years.

  Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members

        There were no restricted stock units awarded and 16,866 vested awards were delivered to non-employee members of the Company's Board of Directors during the three months ended September 30, 2010. As of September 30, 2010, there were 98,054 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors.

10. Defined Benefit Plans

        The following amounts relate to the defined benefit plans in aggregate for the three months and nine months ended September 30, 2010 and 2009.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Defined Benefit Plans (Continued)

Components of net periodic benefit cost included in employee compensation and benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	80	81	238	248
Expected return on plan assets	(75)	(83)	(222)	(245)
Amortization of (loss) / gain	—	—	—	—
Amortization of prior service cost	5	5	16	16
Settlement	(5)	1	(5)	28

Net periodic benefit cost	$5	$4	$27	$47

        During the three months and nine months ended September 30, 2010, the Company made no contributions to its defined benefit plans. The amount to be contributed to these plans in 2010 will be determined in the fourth quarter.

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

        The Company calculated its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an extraordinary item is recorded in the quarter in which it occurs. The Company used the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company's effective income tax rate was (1.53)% and 24.92% for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the extraordinary items whose tax impact were recorded discretely were tax provisions of the Company's foreign subsidiaries and taxes resulting from prior period adjustments.

        For the period September 30, 2010, the effective tax rate differs from the statutory rate of 35% primarily due to an increase in the Company's valuation allowance.

        For the period September 30, 2009, the effective tax rate differed from the statutory rate of 35% primarily due to the fact that the Company was taxed as a partnership that was only subject to New York City unincorporated business tax and a deferred tax benefit associated with the purchase of a reinsurance Company in Luxembourg. Pursuant to an Advanced Tax agreement, upon these purchases, the local subsidiary generated deferred tax assets that fully offset the existing deferred tax liabilities.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

11. Income Taxes (Continued)

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2010, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

        The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. There are no ongoing income tax audits by any taxing authority. The Company's subsidiary that operates in China concluded its audits for tax years 2005-2008, which resulted in immaterial tax assessments that the Company fully paid by the end of the third quarter of 2010.

12. Commitments and Contingencies

        The Company has entered into non-cancellable leases for office space and equipment. These leases contain escalation clauses for operating expenses and real estate taxes. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Net rent expense was $4.1 million and $2.0 million for the three months ended September 30, 2010 and 2009, respectively, and was $12 million and $6.5 million for the nine months ended September 30, 2010 and 2009, respectively.

        On August 20, 2010, the Company entered into an amendment to the Company's original lease for offices located at 1221 Avenue of Americas, New York, to surrender a portion of the office space. The Company is required to surrender one floor of the subleased premises no earlier than January 3, 2011 and no later than January 25, 2011. Additionally, the Company has the right to surrender another floor of the subleased premises on at least 60 days notice to the landlord. The Company currently intends to complete both surrenders during the first quarter of 2011.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Commitments and Contingencies (Continued)

        On August 20, 2010, the Company entered into an amendment to the Company's original lease for offices located at 599 Lexington Avenue, New York, to lease approximately 18,500 square feet of additional office space through August 2022.

        At September 30, 2010, future minimum annual lease payments for the Company were as follows:

	Minimum Lease Payments
	Equipment Leases	Facility Leases
	(in thousands)
Remainder of 2010	$3,893	$4,558
2011	14,386	18,202
2012	10,255	17,578
2013	6,942	16,112
2014	5,182	11,859
Thereafter	2,679	69,944

	$43,337	$138,253	(a)

(a)
Though not reflected on this schedule, as of January 1, 2011, the minimum lease payments for the facility lease for the office space at 1221 Avenue of Americas will decrease by approximately $8.9 million as long as all the terms and conditions relating to the surrender of space as described above are met.

        The Company has entered into agreements to sublease certain of its premises. These subleases expired in May 2010. The Company recorded sublease income related to these leases of $0.5 million during the three months ended September 30, 2009 and $0.8 million and $1.4 million during the nine months ended September 30, 2010 and 2009, respectively

        The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.

        As of September 30, 2010, the Company had unfunded commitments of $8.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. In addition, the Company has committed to invest $42.0 million to the funds managed by Cowen Healthcare Royalty Partners (the "CHRP Funds") as a limited partner of the CHRP Funds and also as a member of CHRP GP, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through September 30, 2010, the Company has funded $17.9 million towards these commitments.

  Litigation

        In connection with Cowen Holdings's previous IPO and separation from Société Générale ("SG") in 2006, Cowen Holdings entered into an indemnification agreement with SG under which (1) SG will

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Commitments and Contingencies (Continued)

indemnify, and will defend and hold harmless Cowen Holdings and each of the Cowen Holdings's subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify Cowen Holdings for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the Cowen Holdings's IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (the "Indemnification Agreement").

        The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with FASB accounting standards. To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. Although there can be no assurances as to the ultimate outcome, the Company has established reserves for litigation and regulatory matters that it believes are adequate as of September 30, 2010. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

        Based on information currently available, the Company believes that the amount of reasonably possible losses will not have a material adverse effect on the Company's consolidated financial condition or cash flows. However, losses may be material to the Company's operating results in a future period, depending in part, on the operating results for such period and the extent to which Cowen Holdings is indemnified by SG.

        Various claims against the Company may exist in the ordinary course of business. Management of the Company does not believe that any such matter will have a material adverse effect on the Company's consolidated statements of financial condition, condensed consolidated statements of operations or condensed consolidated statements of cash flows.

13. Note Payable and Short-Term Borrowings

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit. The first borrowing under this line occurred on June 30, 2009. As of September 30, 2010 and December 31, 2009, the Company had borrowings of $18.0 million and $43.0 million, respectively, under the line of credit portion. The Company also has a letter of credit of $6.7 million at both September 30, 2010 and December 31, 2009. At the Company's election and discretion, borrowings under this collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 0.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 2.75%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Note Payable and Short-Term Borrowings (Continued)

required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 2.75%. The 2009 collateralized revolving credit agreement was to mature on November 2, 2009 but was extended; $25.0 million was extended through January 4, 2010 and $25 million was extended through September 29, 2011. All terms of the extended collateralized revolving credit agreement remain the same except the following: at the Company's election and discretion, borrowings under the extended 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 3.5%. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of September 30, 2010 and during the period from June 3, 2009 to September 30, 2010, the Company was in compliance with these covenants.

        On January 4, 2010, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $25 million to HVB AG, reducing its revolving line of credit balance.

        Interest incurred on the Company's lines of credit (in combination with all previous lines of credit) was $0.2 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and was $0.5 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively.

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

        As of September 30, 2010 the Company also has four additional irrevocable letters of credit, for which there is cash collateral pledged, including (i) $50,000, which expires on July 12, 2011, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2011, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease and (iii) $82,000, which expires on May 12, 2011, supporting the Company's San Francisco office and (iv) $1.2 million, which expires on August 31, 2011, supporting the Company's lease of additional office space in New York. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2010 and December 31, 2009, there were no amounts due related to these letters of credit.

14. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with FASB accounting standards. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of September 30, 2010,

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Earnings Per Share (Continued)

there were 75,423,866 shares outstanding, of which 1,554,124 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 98,054 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. Stock options, restricted shares, and restricted share units outstanding were not included in the computation of diluted net loss per common share for the three months and nine months ended September 30, 2010, as their inclusion would have been anti-dilutive.

        In calculating earnings per share for the periods prior to the November 2, 2009 transaction date, the net earnings (loss) amounts represent the results for the former Ramius, and the shares outstanding represents the number of shares received by the former Ramius in the Transactions. The computation of earnings per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income attributable to Cowen
Group, Inc. shareholders	$(15,355)	$(5,885)	$(49,528)	$(31,895)

Shares for basic and diluted calculations:
Average shares used in basic computation	73,385	37,537	72,866	37,537
Stock options	—	—	—	—
Restricted shares	—	—	—	—

Average shares used in diluted computation	73,385	37,537	72,866	37,537

Earnings (loss) per share:
Basic	$(0.21)	$(0.16)	$(0.68)	$(0.85)
Diluted	$(0.21)	$(0.16)	$(0.68)	$(0.85)

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

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Segment Reporting (Continued)

        The following tables set forth operating results for the Company's alternative investment management and broker-dealer segments and related adjustments necessary to reconcile the Company's Economic Income measure to arrive at the Company's consolidated net income (loss):

	Three Months Ended September 30, 2010
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Income	Funds Consolidation	Other Adjustments	US GAAP
				(dollars in thousands)
Revenues
Investment banking	$—	$7,199	$7,199	$—	$—	$7,199
Brokerage	—	26,020	26,020	—	—	26,020
Management fees	11,548	—	11,548	(607)	(2,663)	8,278
Incentive income	1,784	—	1,784	—	888	2,672
Investment Income	14,428	(296)	14,132	—	(14,132)
Interest and dividends	—	—	—	—	4,270	4,270
Reimbursement from affiliates	—	—	—	(98)	1,478	1,380
Other Revenue	509	118	627	—	(5)	622
Consolidated Funds	—	—	—	1,761	—	1,761

Total revenues	28,269	33,041	61,310	1,056	(10,164)	52,202
Expenses
Employee compensation and benefits	19,788	26,128	45,916	—	2,078	47,994
Interest and dividends	(52)	298	246	—	1,053	1,299
Non-compensation expenses—Fixed	6,774	17,076	23,850	—	(23,850)	—
Non-compensation expenses—Variable	980	4,743	5,723	—	(5,723)	—
Non-compensation expenses	—	—	—	—	29,707	29,707
Reimbursement from affiliates	(1,478)	—	(1,478)	—	1,478
Consolidated Funds	—	—	—	1,245	—	1,245

Total expenses	26,012	48,245	74,257	1,245	4,743	80,245
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	8,810	8,810
Consolidated Funds	—	—	—	2,218	3,988	6,206

Total other income (loss)	—	—	—	2,218	12,798	15,016

Income (loss) before income taxes and non-controlling interests	2,257	(15,204)	(12,947)	2,029	(2,109)	(13,027)

Income taxes	—	—	—		299	299

Economic Income (Loss) / Net income (loss) before non-controlling interests	2,257	(15,204)	(12,947)	2,029	(2,408)	(13,326)
Less: (Income) loss attributable to non-controlling interests	—	—	—	(2,029)	—	(2,029)
Economic Income (Loss) / Net Income (loss) available to Cowen Group Inc. stockholders	$2,257	$(15,204)	$(12,947)	$—	$(2,408)	$(15,355)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Segment Reporting (Continued)

	Three Months Ended September 30, 2009
		Adjustments
	Alternative Investment Management	Funds Consolidation	Other Adjustments	US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$—	$—	$—
Brokerage	—	—	—	—
Management fees	12,035	(968)	(2,093)	8,974
Incentive income	(10)	—	187	177
Investment Income	13,675	—	(13,675)	—
Interest and dividends	—	—	47	47
Reimbursement from affiliates	—	(216)	2,558	2,342
Other Revenue	63	—	514	577
Consolidated Funds	—	4,345	—	4,345

Total revenues	25,763	3,161	(12,462)	16,462
Expenses
Employee compensation and benefits	21,830	—	253	22,083
Interest and dividends	430	—	5	435
Non-compensation expenses—Fixed	9,045	—	(9,045)	—
Non-compensation expenses—Variable	721	—	(721)	—
Non-compensation expenses	—	—	11,178	11,178
Reimbursement from affiliates	(2,558)	—	2,558	—
Consolidated Funds	—	5,311	—	5,311

Total expenses	29,468	5,311	4,228	39,007
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	1,274	1,274
Consolidated Funds	—	9,728	9,628	19,356

Total other income (loss)	—	9,728	10,902	20,630

Income (loss) before income taxes and non-controlling interests	(3,705)	7,578	(5,788)	(1,915)

Income taxes	—	(2,289)	(3,640)	(5,929)

Economic Income (Loss) / Net income (loss) before non-controlling interests	(3,705)	9,867	(2,148)	4,014
Less: (Income) loss attributable to non-controlling interests	(32)	(9,867)	—	(9,899)
Economic Income (Loss) / Net Income (loss) available to all Members	$(3,737)	$—	$(2,148)	$(5,885)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Segment Reporting (Continued)

	Nine Months Ended September 30, 2010
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Income	Funds Consolidation	Other Adjustments	US GAAP
			(dollars in thousands)
Revenues
Investment banking	$—	$23,142	$23,142	$—	$—	$23,142
Brokerage	—	85,389	85,389	—	—	85,389
Management fees	36,322	—	36,322	(2,301)	(7,592)	26,429
Incentive income	3,316	—	3,316	—	1,350	4,666
Investment Income	23,270	(629)	22,641	—	(22,641)	—
Interest and dividends	—	—	—	—	7,054	7,054
Reimbursement from affiliates	—	—	—	(398)	5,262	4,864
Other Revenue	484	298	782	—	860	1,642
Consolidated Funds	—	—	—	10,894	—	10,894

Total revenues	63,392	108,200	171,592	8,195	(15,707)	164,080
Expenses
Employee compensation and benefits	43,286	79,828	123,114	—	6,891	130,005
Interest and dividends	182	532	714	—	1,652	2,366
Non-compensation expenses—Fixed	24,688	48,277	72,965	—	(72,965)	—
Non-compensation expenses—Variable	1,667	20,399	22,066	—	(22,066)	—
Non-compensation expenses	—	—	—	—	95,213	95,213
Reimbursement from affiliates	(5,262)	—	(5,262)	—	5,262	—
Consolidated Funds	—	—	—	5,604	—	5,604

Total expenses	64,561	149,036	213,597	5,604	13,987	233,188
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	9,983	9,983
Consolidated Funds	—	—	—	4,942	12,820	17,762

Total other income (loss)	—	—	—	4,942	22,803	27,745

Income (loss) before income taxes and non-controlling interests	(1,169)	(40,836)	(42,005)	7,533	(6,891)	(41,363)

Income taxes	—	—	—		632	632

Economic Income (Loss) / Net income (loss) before non-controlling interests	(1,169)	(40,836)	(42,005)	7,533	(7,523)	(41,995)
Less: (Income) loss attributable to non-controlling interests	—	—	—	(7,533)	—	(7,533)
Economic Income (Loss) / Net Income (loss) available to Cowen Group Inc. stockholders	$(1,169)	$(40,836)	$(42,005)	$—	$(7,523)	$(49,528)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Segment Reporting (Continued)

	Nine Months Ended September 30, 2009
		Adjustments
	Alternative Investment Management	Funds Consolidation	Other Adjustments	US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$—	$—	$—
Brokerage	—	—	—	—
Management fees	40,664	(3,015)	(6,241)	31,408
Incentive income	(7,985)	—	8,162	177
Investment Income	16,467	—	(16,467)
Interest and dividends	—	—	225	225
Reimbursement from affiliates	—	(482)	8,314	7,832
Other Revenue	653	—	1,612	2,265
Consolidated Funds	—	12,312	—	12,312

Total revenues	49,799	8,815	(4,395)	54,219
Expenses
Employee compensation and benefits	50,445	—	424	50,869
Interest and dividends	1,102	—	20	1,122
Non-compensation expenses—Fixed	28,127	—	(28,127)	—
Non-compensation expenses—Variable	2,546	—	(2,546)	—
Non-compensation expenses	—	—	36,948	36,948
Reimbursement from affiliates	(8,314)	—	8,314	—
Consolidated Funds	—	11,831	—	11,831

Total expenses	73,906	11,831	15,033	100,770
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	(2,702)	(2,702)
Consolidated Funds	—	13,658	11,610	25,268

Total other income (loss)	—	13,658	8,908	22,566

Income (loss) before income taxes and non-controlling interests	(24,107)	10,642	(10,520)	(23,985)

Income taxes	—	(2,289)	(3,689)	(5,978)

Economic Income (Loss) / Net income (loss) before non-controlling interests	(24,107)	12,931	(6,831)	(18,007)
Less: (Income) loss attributable to non-controlling interests	(957)	(12,931)	—	(13,888)
Economic Income (Loss) / Net Income (loss) available to all Members	$(25,064)	$—	$(6,831)	$(31,895)

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

        For the three months and nine months ended September 30, 2010 and 2009, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

16. Regulatory Requirements

        As a registered broker-dealer, Cowen and Company, LLC is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. The Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2010, Cowen and Company, LLC had total net capital of approximately $56.7 million, which was approximately $55.7 million in excess of its minimum net capital requirement of $1.0 million.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Regulatory Requirements (Continued)

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At September 30, 2010, Ramius UK's Financial Resources of $3.8 million exceeded its minimum requirement of $0.4 million by $3.4 million. At September 30, 2010, CIL's Financial Resources of $4.6 million exceeded its minimum requirement of $2.6 million by $2 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At September 30, 2010, CLAL's Financial Resources of $0.6 million exceeded the minimum requirement of $0.1 million by $0.5 million.

17. Related Party Transactions

        The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, Cowen Healthcare Royalty Management, LLC ("CHRP Management"), and the CHRP Funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of September, 30, 2010, approximately $4.8 million included in fees receivable are earned from external parties and the associated revenues are recorded in investment banking revenues in the consolidated statement of operation.

        The Company may, at its discretion, waive certain of the fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended September 30, 2010 and 2009, the Company reimbursed the funds that it manages $0.6 million and $1.1 million, respectively, and $1.8 million and $3.5 million for the nine months ended September 30, 2010 and 2009, respectively, which were recorded net in management fees and incentive income in the condensed consolidated statements of operations. At September 30, 2010 and December 31, 2009, related amounts still payable were $1.6 million and $2.7 million, respectively, and were reflected in fees payable in the condensed consolidated statements of financial condition.

        During the first quarter of 2010, certain affiliated funds incurred a loss related to a trading error for which the Company determined, consistent with its internal policies, to bear the cost of correcting such error. This resulted in a loss of approximately $2.7 million for the Company. This amount is included in other expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2010.

        Pursuant to the operating agreement for its subsidiary Ramius Alternative Solutions LLC, the Company is required to pay certain distribution fees on assets raised by third party distributors. Such distribution fees are reported as client services and business development in the condensed consolidated statements of operations. These amounts equaled $0.2 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively and $0.8 million and $1.2 million for nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, related amounts still payable were $0.6 million and $0.5 million, respectively, and

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

17. Related Party Transactions (Continued)

were reflected in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

        As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the condensed consolidated statements of financial condition. The remaining balance yet to be paid was $1.9 million and $2.6 million as of September 30, 2010 and December 31, 2009, respectively. Of such amounts outstanding at September 30, 2010, $0.2 million will be paid in the remainder of 2010.

        The Company may, on occasion, also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in receivable from affiliates in the condensed consolidated statement of financial condition. As of September 30, 2010 and December 31, 2009, loans to employees of $3.4 million and $1.9 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. For the three months and nine months ended September 30, 2010 and 2009, interest charged for these loans and advances was immaterial. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.

        Included in due to related parties is approximately $6.2 million and $5.0 million at September 30, 2010 and December 31, 2009, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.

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

19. Subsequent events

        During October 2010, the Company acquired RCG LV Pearl LLC ("RCG Pearl"), the holding company for Enterprise Master's Luxembourg reinsurance service program. As part of this service program, the Company completed, through a local subsidiary, the acquisition of a Luxembourg reinsurance company in October 2010.

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

Overview

        Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, and sales and trading services through its two business segments: Ramius, its alternative investment management segment, and Cowen and Company, its broker-dealer segment. Prior to the consummation of the transactions ("Transactions") on November 2, 2009, the Company conducted its operations through one reportable segment, the alternative investment management segment.

        Our alternative investment management business had approximately $8.2 billion of assets under management as of October 1, 2010. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products and services include hedge funds, fund of funds, real estate, health care royalty funds, commodity funds and cash management services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

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

        Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace & defense, financial institutions, REITs and alternative energy sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade equity and equity-linked securities, principally in our target sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. In June of 2010, we expanded our investment banking product offerings to include credit and fixed income, including public and private debt placements, exchange offers, consent solicitations and tender offers. We also added origination and distribution capabilities for convertible securities. In addition, we have enhanced our presence in the PIPE and registered direct market by adding personnel over the course of the year. With the addition of these capital markets capabilities we also established a unified capital markets group which will allow us to be even more effective in providing cohesive solutions for our clients.

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

Certain Factors Impacting Our Business

        Our alternative investment management business and results of operations are impacted by the following factors:

  •
  Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment management business will depend on, among other things, its ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. On May 12, 2010, the Company announced its intention to close the Ramius Multi-Strategy and Ramius Enterprise funds. In addition, as previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A ("UniCredit S.p.A"), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a Modification Agreement, to extend the time period pursuant to which the Company must return the bulk of its assets in our funds to the end of 2010. As of October 1, 2010, we have returned approximately $348 million to affiliates of UniCredit S.p.A and these affiliates had a remaining investment of approximately $324.4 million invested in our investment vehicles, including a fund of funds managed account. A significant portion of the remaining investments held by the affiliates of UniCredit S.p.A will be returned to them shortly after the end of 2010.

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

  •
  Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of October 1, 2010, we had an investment of approximately $174 million in Ramius Enterprise LP ("Enterprise Fund"), an entity which invests its capital in Ramius Enterprise Master Fund Ltd. A significant portion of our return on the Company's invested capital is derived from its investment in the Enterprise Fund, with such income directly dependent on the performance of the Enterprise Fund. As noted below in "Recent Developments," on May 12, 2010, the Company announced its intention to close the Enterprise Fund.

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

  •
  Our broker-dealer business has been and may continue to be adversely affected by market conditions. U.S. and global markets, as well as general economic conditions, continue to be challenging. The Company's investment banking target sectors have been particularly disrupted. The historic volatility in market conditions and investor sentiment continue to negatively impact the securities markets generally, in the form of fewer and smaller investment banking, strategic advisory and equity capital-raising transactions. Increased competition continues to affect the economics from our traditional equity offering business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our brokerage business. Commission rates, market volatility, increased competition from larger financial firms, investment fund flows between equity and debt securities and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period.

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

Recent Developments

        During October 2010, the Company acquired RCG LV Pearl LLC ("RCG Pearl"), the holding company for Enterprise Master's Luxembourg reinsurance service program. As part of this service program, the Company completed, through a local subsidiary, the acquisition of a Luxembourg reinsurance company in October 2010.

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

        The business combination between Ramius and Cowen Holdings was accounted for as an "acquisition" by Ramius of Cowen Holdings, as that term is used under accounting principles generally accepted in the United States of America ("GAAP") for accounting and financial reporting purposes. As a result, the historical financial statements of Ramius (the business of which was operated by RCG Holdings LLC, the Company's accounting predecessor, prior to the consummation of the Transactions) have become the historical financial statements of the Company. As a result, the Company's results for the third quarter of 2010 and nine months ended September 30, 2010 reflect three and nine months of combined operations, while the third quarter of 2009 and nine months ended September 30, 2009 GAAP results include three and nine months of legacy Ramius operations only.

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

  •
  Private placement fees  The Company earns agency placement fees in non-underwritten transactions such as private placements of debt and equity securities, including, private investment in public equity transactions ("PIPEs") and registered direct transactions ("RDs"). The Company records private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

Other revenues

        The Company receives other revenues which are unrelated to its principal sources of revenue and which may vary from year to year. Sources of such other revenues primarily include other fees earned from real estate entities and deferred gains from a sale of an asset.

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

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2010, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

        As of September 30, 2010, the Company recorded tax receivables resulting from refund claims stemming from the carry back of net operating losses to the Company's 2006 tax return. The Company received $ 4.1 million related to one of its refund claims in June 2010.

  Non-controlling Interests

        Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

Assets Under Management and Fund Performance

  Assets Under Management

        As of October 1, 2010, the Company had assets under management of $8,226 million, a 4.8% increase as compared to assets under management of $7,848 million as of January 1, 2010 and a 4.2% increase as compared to assets under management of $7,893 million as of July 1, 2010. The $333 million increase in assets under management during the third quarter of 2010 resulted from $225 million in net subscriptions (including redemptions effective on October 1, 2010, which included $136.6 million of assets returned to investors, as a result of closing the Ramius Multi-Strategy and Ramius Enterprise funds and the return of assets to UniCredit pursuant to the terms of Modification Agreement), and a $108 million performance-related increase in assets.

        The following table is a breakout of total assets under management by platform as of October 1, 2010.

	Total Assets under Management
Platform	October 1, 2010		July 1, 2010		Primary Strategies
	(dollars in millions)
Hedge Funds Platform	$1,423	(1)	$1,388	(1)	Multi-Strategy Single Strategy
Fund of Funds	1,914	(2)	1,737	(2)	Multi-Strategy Single Strategy Customized Solutions Hedging Strategies
	1,114		1,057		Advisory
Real Estate(3)	1,628	(4)	1,628	(4)	Debt Equity
Cowen Healthcare Royalty Partners(5)	903	(4)	903	(4)	Royalty Interests
Other(6)	1,244		1,180		Cash Management Mortgage Advisory

Total	$8,226		$7,893

(1)
This amount includes the Company's invested capital of approximately $197 million and $174 million as of July 1, 2010 and October 1, 2010, respectively.

(2)
This amount includes the Company's invested capital of approximately $30 million and $62.6 million (which includes the notional amount of one of the fund of funds products) as of July 1, 2010 and October 1, 2010, respectively.

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

        The following table presents total assets under management by period:

			Year ended December 31,
	Nine Months Ended October 1, 2010	Three Months Ended October 1, 2010
			2009		2008	2007
Beginning Assets under Management	$8,313,638	$7,893,242	$9,765,230		$12,900,355	$9,592,135
Net Subscriptions (Redemptions)	(201,719)	224,522	(1,780,117	)(2)	(1,066,714)	2,601,939
Net Performance(1)	114,028	108,183	328,525		(2,068,411)	706,281

Ending Assets under Management	$8,225,947	$8,225,947	$8,313,638		$9,765,230	$12,900,355

(1)
Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(2)
Net redemptions for 2009 include $807 million of capital commitments to the CHRP Funds that were part of Cowen Holdings prior to the Transactions.

  Fund Performance

        The third quarter of 2010 continued the pre-existing pattern of 2010 in terms of rapid changes in investors' appetite for risk assets. In this instance, the quarter closed with a substantial embrace of risk, but only after reversing direction month-to-month. Evolving views on global economic activity and the expectation of increased government intervention and new policy initiatives were the primary drivers behind market performance. Global equity markets (except for Japan) traded higher for the quarter, sandwiching two months of gains around a weak August. Credit markets were also strong, based on increasing fund flows and demand for yield from both institutional and private investors in a near-zero base rate environment. Corporations responded with record issuance of debt, especially in high yield. One of the few outlying areas of concern involved peripheral Euro-zone sovereign debt, where spreads widened. As the quarter drew to a close, greater conviction about the benefits of additional quantitative easing not only drove risk assets higher, but also U.S. Treasuries in a rarely seen correlation, while the U.S. Dollar correspondingly weakened. The impact of global government policies—inclusive of the seeming race to weakness in leading currencies—and macro themes often overcame security selection in affecting the outcomes of institutional investment mandates.

        Ramius investment portfolios, however, were positive across the board. In last quarter's comments, we noted the merits of holding appropriate hedging positions during a volatile environment. This served investors well in the multi-strategy funds, with capital preserved even as assets were being returned. On the other hand, flexible management of any hedges allowed for full participation in equity and credit appreciation in the relevant single strategy funds. In addition, longer-dated investment vehicles in areas such as real estate enjoyed higher valuations at quarter-end. Thus far in 2010, the directly managed hedge funds as well as the customized hedge fund of funds portfolios have either met or exceeded the parameters of their individual mandates. That said, portfolio managers remain sensitive to the degree of equity market appreciation and credit spread compression that has already occurred, and are judicious in pursuing risk.

        The table below sets forth performance information as of September 30, 2010, for the Company's funds with assets greater than $200 million as well as information with respect to the firm's single-strategy hedge funds and Ramius Trading Strategies funds. The performance reflected below is representative of the net return of the most recently issued full fee paying class of fund interests offered for the respective fund. The net returns are net of all management and incentive fees, and are calculated monthly based on the change in an investor's current month ending equity as a percentage of their prior month's ending equity, adjusted for the current month's subscriptions and redemptions. Such returns are compounded monthly in calculating the final net year to date return. Performance information for the CHRP Funds are not presented due to existing confidentiality provisions.

        The following table presents fund performance for the three months and nine months ended September 30, 2010 and 2009:

Platform	Strategy	Largest Fund(1)	Three months ended September 30, 2010(2)	Nine months ended September 30, 2010
Hedge Funds	Single Strategy	Ramius Value and Opportunity	10.13%	18.03%
		Overseas Fund Ltd.
		(Inception Mar. 1, 2006)
	Single Strategy	Ramius Global Credit Fund LP(4)	5.97%	14.34%
		(Inception Oct 1, 2009)
	Multi-Strategy	Ramius Multi-Strategy Fund Ltd(5)	1.88%	2.92%
		(Inception Jan. 1, 1996)
	Multi-Strategy	Ramius Enterprise LP(5)	0.72%	1.14%
		(Inception Jan. 1, 2008)
Fund of Funds	Managed Accounts	Activist Portfolio with Hedging Overlay	1.45%	3.91%
		(Inception Sept. 1, 2007)
	Global Macro / Managed Futures	RTS Global Fund LP	3.13%	2.39%
		(Inception Mar. 1, 2010)
	Global Macro / Managed Futures	RTS Global 3X Fund LP	11.13%	10.64%
		(Inception Mar. 1, 2010)
Real Estate	Debt	RCG Longview Debt Fund IV, L.P.(3)	5.61%	9.54%
		(Inception Nov. 12, 2007)
	Equity	RCG Longview Equity Fund, L.P.(3)	4.88%	18.16%
		(Inception Nov. 22, 2006)
Other	Cash Management		0.21%	1.08%

(1)
Funds with assets under management greater than $200 million (excluding CHRP), the Company's single-strategy funds and the Ramius Trading Strategies funds. The inception date for a fund represents the initial date that the fund accepted capital from third party investors. As of October 1, 2010, the net assets of the funds presented above were $3.06 billion, or 37% of the total assets under management as of October 1, 2010 of $8.23 billion. Excluded from the table above are funds with $5.17 billion, or 63%, of total assets under management as of October 1, 2010. These include a total of 67 smaller individual funds and managed accounts, and the Cowen Healthcare Royalty Partners funds.

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

(4)
Performance reflects application of the fee terms applicable to the Class B interests, which is the class of interests offered by the Fund beginning on July 1, 2010. As a result, the 2010 year to date data is pro forma for the period beginning on January 1, 2010 and ending on June 30, 2010.

(5)
See the "Certain Factors Impacting Our Business—Assets Under Management" section as it refers to the Multi-Strategy products' closings.

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

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

        The Company's third quarter of 2010 results reflect three months of combined operations while the third quarter of 2009 results reflect three months of legacy Ramius operations only.

Three Months Ended September 30, 2010 Compared with the Three Months Ended
September 30, 2009
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Period to Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$7,199	$—	$7,199	NM
Brokerage	26,020	—	26,020	NM
Management fees	8,278	8,974	(696)	(7.8)%
Incentive income	2,672	177	2,495	1409.6%
Interest and dividends	4,270	47	4,223	8985.1%
Reimbursement from affiliates	1,380	2,342	(962)	(41.1)%
Other Revenue	622	577	45	7.8%
Consolidated Funds revenues	1,761	4,345	(2,584)	(59.5)%

Total revenues	52,202	16,462	35,740	217.1%
Expenses
Employee compensation and benefits	47,994	22,083	25,911	117.3%
Interest and dividends	1,299	435	864	198.6%
General, administrative and other expenses	29,707	11,178	18,529	165.8%
Consolidated Funds expenses	1,245	5,311	(4,066)	(76.6)%

Total expenses	80,245	39,007	41,238	105.7%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	8,810	1,274	7,536	591.5%
Consolidated Funds net gains (losses)	6,206	19,356	(13,150)	(67.9)%

Total other income (loss)	15,016	20,630	(5,614)	(27.2)%

Income (loss) before income taxes	(13,027)	(1,915)	(11,112)	580.3%

Income taxes	299	(5,929)	6,228	(105.0)%

Net loss	(13,326)	4,014	(17,340)	(432.0)%
Less: (Income) loss attributable to non-controlling interests	(2,029)	(9,899)	7,870	(79.5)%

Net income (loss) attributable to Cowen Group, Inc. stockholders	$(15,355)	$(5,885)	$(9,470)	160.9%

Revenues

Investment Banking

        Investment banking revenues were $7.2 million for the three months ended September 30, 2010, representing the investment banking activity of Cowen Holdings for the quarter. There were no investment banking revenues for the three months ended September 30, 2009, as the historic results of operations only reflect the legacy Ramius business.

Brokerage

        Brokerage revenues were $26 million for the three months ended September 30, 2010, representing the brokerage activity of Cowen Holdings for the quarter. There were no brokerage revenues for the three months ended September 30, 2009, as the historic results of operations only reflect the legacy Ramius business.

Management Fees

        Management fees decreased $0.7 million, or 7.8%, to $8.3 million for the three months ended September 30, 2010 compared with $9.0 million in the prior year quarter. The decrease was a result of no longer charging management fees to certain affiliates of UniCredit S.p.A which became effective July 1, 2010 as well as a change in the mix of assets under management.

Incentive Income

        Incentive income was $2.7 million for the three months ended September 30, 2010, compared to $0.2 million in the prior year quarter. The incentive income for the three months ended September 30, 2010 primarily is a result of (i) the performance of the Global Credit fund, (ii) two fund of funds managed accounts that have already surpassed their high-water marks and hurdles and (iii) the Value and Opportunity fund surpassing its high-water marks.

Interest and Dividends

        Interest and dividends increased $4.2 million to $4.3 million for the three months ended September 30, 2010, compared with $0.05 million in the prior year quarter. The increase was primarily attributable to an increase in interest income resulting from an increase in investments in interest bearing assets in the third quarter of 2010 relative to the same period last year.

Reimbursements from Affiliates

        Reimbursements from affiliates decreased $0.9 million, or 41.1%, to $1.4 million for the three months ended September 30, 2010 compared with $2.3 million for the prior year quarter. The decrease was attributable to a decrease in assets under management associated with the funds for which the Company receives the majority of its reimbursements.

Other Revenue

        Other revenue increased $0.05 million, or 7.8%, to $0.6 million for the three months ended September 30, 2010 compared with $0.6 million in the prior year quarter.

Consolidated Funds Revenues

        Consolidated Funds revenues decreased $2.5 million, or 59.5%, to $1.8 million for the three months ended September 30, 2010 compared with $4.3 million in the prior year quarter. The decrease was primarily attributable to a reduction in interest income from Enterprise Fund's long holdings of interest bearing securities.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses increased $25.9 million, or 117.3%, to $48 million for the three months ended September 30, 2010 compared with $22.1 million in the prior year quarter. The increase was due to the impact of including three months of compensation and benefits expense associated with the legacy Cowen Holdings business, partially offset by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count in 2010 compared to 2009 for the legacy Ramius business.

Interest and Dividends

        Interest and dividend expense increased $0.9 million, or 198.6%, to $1.3 million compared with $0.4 million in the prior year quarter. Interest and dividends expense relates to interest on our credit facility in addition to increased trading activity with respect to the Company's holdings.

General, Administrative and Other Expenses

        General, administrative and other expenses increased $18.5 million, or 165.8%, to $29.7 million for the three months ended September 30, 2010 compared with $11.2 million in the prior year quarter. The increase was due to the impact of including three months of general, administrative and other expense associated with the legacy Cowen Holdings business.

Consolidated Funds Expenses

        Consolidated Funds expenses decreased $4.1 million, or 76.6%, to $1.2 million for the three months ended September 30, 2010 compared with $5.3 million in the prior year quarter. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities.

Other Income (Loss)

        Other income (loss) decreased $5.6 million to a gain of $15 million for the three months ended September 30, 2010 compared to income of $20.6 million in the prior year quarter. The decrease primarily relates to a decrease in the Consolidated Funds' performance due to Enterprise Master. Enterprise Master's performance in the three months ended September 30, 2010 decreased from that during the three months ended September 30, 2009 due to the fact that this fund has been closed and the focus has therefore been on selling positions and returning assets rather than producing investment returns. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest. The decrease was partially offset by an increase in performance of the Company's own invested capital.

Income Taxes

        Income tax expense increased $6.2 million to $0.3 million for the three months ended September 30, 2010 from a $5.9 million income tax benefit in the three months ended September 30, 2009. The Company's tax expense increased primarily due to the impact in the 2009 period of the acquisition, by a consolidated subsidiary of the Company, of Luxembourg reinsurance companies with deferred tax liabilities (recorded, pursuant to an Advance Tax Agreement), which resulted in a deferred tax benefit.

(Income) Loss Attributable to Non-controlling Interests

        (Income) loss attributable to non-controlling interests was income attributable to non-controlling interests of $2 million for the three months ended September 30, 2010 compared with income attributable to non-controlling interests $9.9 million in the prior year quarter. The period over period change was the result of a decrease in performance in the Consolidated Funds, primarily driven by Enterprise Master which has been closed and is therefore focused on selling positions and returning capital to its investors rather than producing investment returns.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

        The Company's first nine months of 2010 results reflect nine months of combined operations while the first nine months of 2009 results reflect nine months of legacy Ramius operations only.

	Nine Months Ended September 30,		Period to Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$23,142	—	$23,142	NM
Brokerage	85,389	—	85,389	NM
Management fees	26,429	31,408	(4,979)	(15.9)%
Incentive income	4,666	177	4,489	2536.2%
Interest and dividends	7,054	225	6,829	3035.1%
Reimbursement from affiliates	4,864	7,832	(2,968)	(37.9)%
Other Revenue	1,642	2,265	(623)	(27.5)%
Consolidated Funds revenues	10,894	12,312	(1,418)	(11.5)%

Total revenues	164,080	54,219	109,861	202.6%
Expenses
Employee compensation and benefits	130,005	50,869	79,136	155.6%
Interest and dividends	2,366	1,122	1,244	110.9%
General, administrative and other expenses	95,213	36,948	58,265	157.7%
Consolidated Funds expenses	5,604	11,831	(6,227)	(52.6)%

Total expenses	233,188	100,770	132,418	131.4%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	9,983	(2,702)	12,685	(469.5)%
Consolidated Funds net gains (losses)	17,762	25,268	(7,506)	(29.7)%

Total other income (loss)	27,745	22,566	5,179	23.0%

Income (loss) before income taxes	(41,363)	(23,985)	(17,378)	72.5%

Income taxes	632	(5,978)	6,610	(110.6)%

Net loss	(41,995)	(18,007)	(23,988)	133.2%
Less: (Income) loss attributable to non-controlling interests	(7,533)	(13,888)	6,355	(45.8)%

Net income (loss) attributable to Cowen Group, Inc. stockholders	$(49,528)	$(31,895)	$(17,633)	55.3%

Revenues

Investment Banking

        Investment banking revenues were $23.1 million for the nine months ended September 30, 2010, representing the investment banking activity of Cowen Holdings for the quarter. There were no investment banking revenues for the nine months ended September 30, 2009, as the historic results of operations only reflect the legacy Ramius business.

Brokerage

        Brokerage revenues were $85.4 million for the nine months ended September 30, 2010, representing the brokerage activity of Cowen Holdings for the quarter. There were no brokerage revenues for the nine months ended September 30, 2009, as the historic results of operations only reflect the legacy Ramius business.

Management Fees

        Management fees decreased $5.0 million, or 15.9%, to $26.4 million for the nine months ended September 30, 2010 compared with $31.4 million in the first nine months of 2009. The decrease was primarily due to certain management fee reductions to certain affiliates of UniCredit S.p.A. in conjunction with the closing of the Transactions and then subsequently, effective July 1, 2010, no longer charging management fees. The decrease was also related to a change in the mix of assets under management.

Incentive Income

        Incentive income was $4.7 million for the nine months ended September 30, 2010, compared to $0.2 million in the first nine months of 2009. The increase in incentive income for the nine months ended September 30, 2010 primarily is a result of (i) the performance of the Global Credit fund, (ii) two fund of funds managed accounts that have already surpassed their high-water marks and hurdles and (iii) the Value and Opportunity fund surpassing its high-water marks.

Interest and Dividends

        Interest and dividends increased $6.9 million to $7.1 million for the nine months ended September 30, 2010, compared with $0.2 million in the first nine months of 2009. The increase was primarily attributable to an increase in interest income resulting from an increase in investments in interest bearing assets in the first nine months of 2010 relative to the same period last year.

Reimbursements from Affiliates

        Reimbursements from affiliates decreased $3.0 million, or 37.9%, to $4.8 million for the nine months ended September 30, 2010 compared with $7.8 million for the first nine months of 2009. The decrease was attributable to a decrease in assets under management associated with the funds for which the Company receives the majority of its reimbursements.

Other Revenue

        Other revenue decreased $0.6 million, or 27.5%, to $1.6 million for the nine months ended September 30, 2010 compared with $2.3 million in the first nine months of 2009.

Consolidated Funds Revenues

        Consolidated Funds revenues decreased $1.4 million, or 11.5%, to $10.9 million for the nine months ended September 30, 2010 compared with $12.3 million in the first nine months of 2009. The decrease was primarily attributable to a slight decrease in interest income from Enterprise Fund's long holdings of interest bearing securities during the first nine months of 2010.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses increased $79.1 million, or 155.6%, to $130 million for the nine months ended September 30, 2010 compared with $50.9 million in the first nine months of 2009. The increase was due to the impact of including nine months of compensation and benefits expense associated with the legacy Cowen Holdings business, partially offset by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count in 2010 compared to 2009 for the legacy Ramius business.

Interest and Dividends

        Interest and dividend expense increased $1.3 million, or 110.9%, to $2.4 million for the nine months ended September 30, 2010 compared to $1.1 million for the first nine months of 2009. Interest and dividends expense relates to interest on our credit facility in addition to increased trading activity with respect to the Company's holdings.

General, Administrative and Other Expenses

        General, administrative and other expenses increased $58.3 million, or 157.7%, to $95.2 million for the nine months ended September 30, 2010 compared with $36.9 million in the first nine months of 2009. The increase was due to the impact of including nine months of general, administrative and other expense associated with the legacy Cowen Holdings business.

Consolidated Funds Expenses

        Consolidated Funds expenses decreased $6.2 million, or 52.6%, to $5.6 million for the nine months ended September 30, 2010 compared with $11.8 million in the first nine months of 2009. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities.

Other Income (Loss)

        Other income (loss) increased $5.1 million to income of $27.7 million for the nine months ended September 30, 2010 compared to income of $22.6 million in the first nine months of 2009. The increase is a result of stronger positive fund performance in the current year period versus prior year period. As previously described, the Company invests its own capital primarily in the Enterprise Fund with any gains or losses from the Company's investment in the Enterprise Fund shown under Consolidated Funds for that period. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest.

Income Taxes

        Income tax expense increased $6.6 million to $0.6 million for the nine months ended September 30, 2010 from a $6.0 million income tax benefit in first nine months of 2009. The Company's tax expense increased primarily because the Company's foreign subsidiaries recorded higher foreign taxes resulting from increased pre-tax income and due to the impact in the 2009 period of the acquisition, by a consolidated subsidiary of the Company, of Luxembourg reinsurance companies with deferred tax liabilities (recorded, pursuant to an Advance Tax Agreement), which resulted in a deferred tax benefit.

(Income) Loss Attributable to Non-controlling Interests

        (Income) loss attributable to non-controlling interests was $7.5 million for the nine months ended September 30, 2010 compared with $13.9 million in the prior year quarter. The period over period change was the result of a decrease in performance in the Consolidated Funds, primarily driven by Enterprise Master which has been closed and is therefore focused on selling positions and returning capital to its investors rather than producing investment returns.

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

        In general, Economic Income (loss) is a pre-tax measure that (i) presents the Company's results of operations without the impact resulting from the consolidation of any of the Company's funds (in both periods presented), (ii) excludes goodwill impairment (there were no goodwill impairment charges in either period presented), (iii) excludes allocations to the managing member, as there will be no such allocations in the future (there were no allocations made to the managing member in either period presented), and (iv) excludes the reorganization expenses for the Transactions (in the 2009 period only) and one-time equity awards made in connection with the Transactions (in the 2010 period only). In addition, Economic Income revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities. For GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income expenses are reduced by reimbursement from affiliates, which for GAAP purposes is presented gross as part of revenue.

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

        Our broker-dealer segment generates Economic Income revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, financial technology and alternative energy. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity- linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage.

Economic Income Expenses

        The Company's Economic Income expenses consist of compensation and benefits, non-compensation expenses—fixed and non-compensation expenses—variable, less reimbursement from affiliates.

Non-controlling Interests

        Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. Non-wholly-owned entities included Ramius Alternative Solutions LLC, in the 2009 period only, as subsequent to the Transactions that entity became a wholly-owned subsidiary of the Company.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009

        For the three months ended September 30, 2010, the Company's alternative investment management segment includes three months of its hedge funds, fund of funds, real estate and other investment platforms operating results. In addition, the alternative investment management segment includes three months of CHRP's operating results for the three months ended September 30, 2010, as a result of the Transactions. For the three months ended September 30, 2009, the Company's alternative investment management segment reflects three months of its hedge funds, fund of funds, real estate and other investment platforms operating results, but does not include any of CHRP's operating results.

        For the three months ended September 30, 2010, the Company's broker-dealer segment includes three months of its investment banking and brokerage businesses' operating results. There were no investment banking or brokerage operating results for the three months ended September 30, 2009 as the historic results of operations reflect the legacy Ramius business only.

	Three Months Ended September 30,				Total Period-to-Period
	2010			2009	$ Change	% Change
	Alternative Investment Management	Broker-Dealer	Total 2010	Alternative Investment Management
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$7,199	$7,199	$—	$7,199	NM
Brokerage	—	26,020	26,020	—	26,020	NM
Management fees	11,548	—	11,548	12,035	(487)	(4.0)%
Incentive income (loss)	1,784	—	1,784	(10)	1,794	NM
Investment income (loss)	14,428	(296)	14,132	13,675	457	3.3%
Other revenue	509	118	627	63	564	895.2%

Total economic income revenues	28,269	33,041	61,310	25,763	35,547	138.0%

Economic Income Expenses
Compensation and benefits	19,788	26,128	$45,916	21,830	$24,086	110.3%
Non-compensation expenses—Fixed	6,722	17,373	24,095	9,475	14,620	154.3%
Non-compensation expenses—Variable	980	4,744	5,724	721	5,003	693.9%
Reimbursement from affiliates	(1,478)	—	(1,478)	(2,558)	1,080	(42.2)%

Total economic income expenses	26,012	48,245	74,257	29,468	44,789	152.0%

Net economic income (loss) (before non-controlling interest)	2,257	(15,204)	(12,947)	(3,705)	(9,242)	249.4%
Non-controlling interest	—	—	—	(32)	32	(100.0)%

Economic income (loss)	$2,257	$(15,204)	$(12,947)	$(3,737)	$(9,210)	246.5%

Economic Income Revenues

        Total economic income revenues were $61.3 million for three months ended September 30, 2010, an increase of $35.5 million compared to economic income revenues of $25.8 million for the prior year quarter.

Alternative Investment Management Segment

        Alternative investment management segment economic income revenues were $28.3 million for the three months ended September 30, 2010, an increase of $2.5 million compared to a revenues of $25.8 million for the prior year quarter.

        Management Fees.    Management fees for the segment decreased $0.4 million, or 4.0%, to $11.6 million for the three months ended September 30, 2010 compared with $12 million for the prior year quarter. The decrease was a result of no longer charging management fees to certain affiliates of

UniCredit S.p.A which became effective July 1, 2010 as well as a change in the mix of assets under management.

        Incentive Income (Loss).    Incentive income for the segment was income of $1.8 million for the three months ended September 30, 2010 compared to a loss of $0.1 million for the prior year quarter. The loss in the prior year quarter was primarily due to a reversal of previously recorded incentive income allocations from Ramius's interests in the general partner of a certain real estate fund pursuant to the terms of the governing documents of such fund. The incentive income for the three months ended September 30, 2010 primarily is a result of (i) the performance of the Global Credit fund, (ii) two fund of funds managed accounts that have already surpassed their high-water marks and hurdles and (iii) the Value and Opportunity fund surpassing its high-water marks.

        Investment Income.    Investment income for the segment was a gain of $14.4 million for the three months ended September 30, 2010 compared with a gain of $13.7 million for the prior year quarter. The increase is a result of an increase in performance in the firm's invested capital.

        Other Revenue.    Other revenue for the segment was a gain of $0.5 million for the three months ended September 30, 2010 compared with a gain of $0.1 million for the prior year quarter.

Broker-Dealer Segment

        Broker-dealer segment economic income revenues were $33 million for the three months ended September 30, 2010. There were no broker-dealer segment revenues in the prior year quarter as the historic results of operations only reflect the legacy Ramius business.

        Investment Banking.    Investment banking revenues were $7.2 million for the three months ended September 30, 2010, representing the investment banking activity of Cowen Holdings for the quarter. During the quarter, the Company completed nine underwriting transactions, one private capital raising transaction, and two strategic advisory transactions. There were no investment banking revenues in the second quarter of 2009 as the historic results of operations only reflect the legacy Ramius business.

        Brokerage.    Brokerage revenues were $26 million for three months ended September 30, 2010, representing the brokerage activity of Cowen Holdings for the quarter. There were no brokerage revenues in the second quarter of 2009 as the historic results of operations only reflect the legacy Ramius business.

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense was $45.9 million for the three months ended September 30, 2010, an increase of $24.1 million compared to $21.8 million in the prior year quarter. The increase was primarily attributable to the inclusion of three months of legacy Cowen Holdings compensation and benefits expense in the second quarter of 2010.

        Compensation and benefits expenses for the alternative investment management segment decreased $2 million, or 9%, to $19.8 million for the three months ended September 30, 2010 compared with $21.8 million in the prior year quarter. The decrease was driven by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count.

        Compensation and benefits expenses for the broker-dealer segment were $26.1 million for the three months ended September 30, 2010, which represents the operations of legacy Cowen Holdings for the quarter. There were no broker-dealer segment compensation and benefits expenses in the prior year quarter as the historic results of operations only reflect the legacy Ramius business.

        Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $14.6 million to $24.1 million for the three months ended September 30, 2010 compared to $9.5 million in the prior year quarter. The increase was due to the inclusion of three months of fixed non-compensation expenses associated with the legacy Cowen Holdings business in the third quarter of 2010, partially offset by a decrease in non-compensation expense from the alternative investment management business.

        Fixed non-compensation expenses for the alternative investment management segment were $6.7 million for the three months ended September 30, 2010. Non-compensation expenses for the broker-dealer segment were $17.4 million for the three months ended September 30, 2010, which represents the quarterly results of legacy Cowen Holdings.

        The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 31, 2010 and 2009:

	Three Months Ended September 30,		Period-to-Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Fixed:
Interest expense	$245	$430	$(185)	(43.0)%
Professional, advisory and other fees	3,198	1,901	1,297	68.2%
Occupancy and equipment	5,912	2,446	3,466	141.7%
Service fees, net	4,506	470	4,036	858.7%
Communications	3,464	228	3,236	1419.3%
Depreciation and amortization	2,212	1,129	1,083	95.9%
Other	4,558	2,871	1,687	58.8%

Total	$24,095	$9,475	$14,620

        Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $5.0 million to $5.7 million for the three months ended September 30, 2010 compared to $0.7 million in the prior year quarter. The increase was due to the inclusion of three months of variable non-compensation expenses associated with the legacy Cowen Holdings business in the third quarter of 2010 related to Cowen Holdings investment banking and broker dealer businesses.

        The following table shows the components of the non-compensation expenses—variable, for the three months ended September 31, 2010 and 2009:

	Three Months Ended September 30,		Period-to-Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	3,184	—	3,184	NM
Marketing and business development	2,540	721	1,819	252.3%

Total	$5,724	$721	$5,003	793.9%

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased $1.1 million, or 42.2%, to $1.5 million for the three months ended September 30, 2010 compared with $2.6 million in the prior year quarter. The decrease was attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.

        Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

        For the nine months ended September 30, 2010, the Company's alternative investment management segment includes nine months of its hedge funds, fund of funds, real estate and other investment platforms operating results. In addition, the alternative investment management segment includes nine months of CHRP's operating results for the nine months ended September 30, 2010, as a result of the Transactions. For the nine months ended September 30, 2009, the Company's alternative investment management segment reflects nine months of its hedge funds, fund of funds, real estate and other investment platforms operating results, but does not include any of CHRP's operating results.

        For the nine months ended September 30, 2010, the Company's broker-dealer segment includes nine months of its investment banking and brokerage businesses' operating results. There were no investment banking or brokerage operating results for the nine months ended September 30, 2009 as the historic results of operations reflect the legacy Ramius business only.

	Nine Months Ended September 30,				Total Period-to-Period
	2010			2009	$ Change	% Change
	Alternative Investment Management	Broker-Dealer	Total 2010	Alternative Investment Management
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$23,142	$23,142	$—	$23,142	NM
Brokerage	—	85,389	85,389	—	85,389	NM
Management fees	36,322	—	36,322	40,664	(4,342)	(10.7)%
Incentive income (loss)	3,316	—	3,316	(7,985)	11,301	(141.5)%
Investment income (loss)	23,270	(629)	22,641	16,467	6,174	37.5%
Other revenue	484	298	782	653	129	19.8%

Total economic income revenues	63,392	108,200	171,592	49,799	121,793	244.6%

Economic Income Expenses
Compensation and benefits	43,286	79,828	$123,114	50,445	$72,669	144.1%
Non-compensation expenses—Fixed	24,870	48,809	73,679	29,229	44,450	152.1%
Non-compensation expenses—Variable	1,667	20,399	22,066	2,546	19,520	766.7%
Reimbursement from affiliates	(5,262)	—	(5,262)	(8,314)	3,052	(36.7)%

Total economic income expenses	64,561	149,036	213,597	73,906	139,691	189.0%

Net economic income (loss) (before non-controlling interest)	(1,169)	(40,836)	(42,005)	(24,107)	(17,898)	74.2%
Non-controlling interest	—	—	—	(957)	957	(100.0)%

Economic income (loss)	$(1,169)	$(40,836)	$(42,005)	$(25,064)	$(16,941)	67.6%

Economic Income Revenues

        Total economic income revenues were $171.6 million for nine months ended September 30, 2010, an increase of $121.8 million compared to economic income revenues of $49.8 million for the first nine months in 2009.

Alternative Investment Management Segment

        Alternative investment management segment economic income revenues were $63.4 million for the nine months ended September 30, 2010, an increase of $13.6 million compared to a revenues of $49.8 million for the first nine months of 2009.

        Management Fees.    Management fees for the segment decreased $4.4 million, or 10.7%, to $36.3 million for the nine months ended September 30, 2010 compared with $40.7 million for the first nine months of 2009. The decrease was primarily due to certain management fee reductions to certain affiliates of UniCredit S.p.A in conjunction with the closing of the Transactions and then subsequently, effective July 1, 2010, no longer charging management fees. The decrease was also related to a change in the mix of assets under management.

        Incentive Income (Loss).    Incentive income for the segment was $3.3 million for the nine months ended September 30, 2010 compared to a loss of $8 million for the first nine months of 2009. The loss in the prior year quarter was primarily due to a reversal of previously recorded incentive income allocations from Ramius's interests in the general partner of a certain real estate fund pursuant to the terms of the governing documents of such fund. The incentive income for the nine months ended September 30, 2010 primarily is a result of (i) the performance of the Global Credit fund, (ii) two fund of funds managed accounts that have already surpassed their high-water marks and hurdles and (iii) the Value and Opportunity fund surpassing its high-water marks.

        Investment Income.    Investment income for the segment was a gain of $23.3 million for the nine months ended September 30, 2010 compared with a gain of $16.5 million for the first nine months of 2009. The increase is a result of stronger positive performance in the firm's fund investments in the current year period versus prior year period.

        Other Revenue.    Other revenue for the segment was a gain of $0.5 million for the nine months ended September 30, 2010 compared with a gain of $0.7 million for the first nine months of 2009.

Broker-Dealer Segment

        Broker-dealer segment economic income revenues were $108.2 million for the nine months ended September 30, 2010. There were no broker-dealer segment revenues in the first nine months in 2009 as the historic results of operations only reflect the legacy Ramius business.

        Investment Banking.    Investment banking revenues were $23.1 million for the nine months ended September 30, 2010, representing the investment banking activity of Cowen Holdings for the period. During the first nine months of 2010, the Company completed 21 underwriting transactions, three private capital raising transactions, and nine strategic advisory transactions. There was no investment banking revenues in the first nine months in 2009 as the historic results of operations only reflect the legacy Ramius business.

        Brokerage.    Brokerage revenues were $85.4 million for nine months ended September 30, 2010, representing the brokerage activity of Cowen Holdings for the period. There were no brokerage revenues in the first nine months in 2009 as the historic results of operations only reflect the legacy Ramius business.

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense was $123.1 million for the nine months ended September 30, 2010, an increase of $72.6 million compared to $50.5 million in the first nine months in 2009. The increase was primarily attributable to the inclusion of nine months of legacy Cowen Holdings compensation and benefits expense in the first half of 2010.

        Compensation and benefits expenses for the alternative investment management segment decreased $7.2 million, or 14.2%, to $43.3 million for the nine months ended September 30, 2010 compared with $50.5 million in the first nine months in 2009. The decrease was driven by lower accruals for incentive compensation and by lower base salaries and benefit expense associated with a reduction in head count.

        Compensation and benefits expenses for the broker-dealer segment were $79.8 million for the nine months ended September 30, 2010, which represents the operations of legacy Cowen Holdings for the period. There were no broker-dealer segment compensation and benefits expenses in the first nine months in 2009 as the historic results of operations only reflect the legacy Ramius business.

        Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $44.4 million to $73.7 million for the nine months ended September 30, 2010 compared to $29.3 million in the prior year quarter. The increase was due to the inclusion of nine months of fixed non-compensation expenses associated with the legacy Cowen Holdings business in the third quarter of 2010, partially offset by a decrease in non-compensation expense from the alternative investment management business.

        Fixed non-compensation expenses for the alternative investment management segment were $24.9 million for the nine months ended September 30, 2010. Non-compensation expenses for the broker-dealer segment were $48.8 million for the nine months ended September 30, 2010, which represents the quarterly results of legacy Cowen Holdings.

        The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 31, 2010 and 2009:

	Nine Months Ended September 30,		Period-to-Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Fixed:
Interest expense	$714	$1,103	$(389)	(35.3)%
Professional, advisory and other fees	8,465	5,198	3,267	62.9%
Occupancy and equipment	17,425	7,519	9,906	131.7%
Service fees, net	12,359	1,611	10,748	667.2%
Communications	9,918	755	9,163	1213.6%
Depreciation and amortization	7,096	3,563	3,533	99.2%
Other	17,702	9,480	8,222	86.7%

Total	$73,679	$29,229	$44,450	152.1%

        Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $19.6 million to $22.1 million for the nine months ended September 30, 2010 compared to $2.5 million in the prior year quarter. The increase was due to the inclusion of nine months of variable non-compensation expenses associated with the legacy Cowen Holdings business in the third quarter of 2010 related to Cowen Holdings investment banking and broker dealer businesses and was offset by a reduction in variable non-compensation expenses in the Alternative Investment management business.

        The following table shows the components of the non-compensation expenses—variable, for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Period-to-Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	11,626	—	11,626	NM
Marketing and business development	10,440	2,546	7,894	310.1%

Total	$22,066	$2,546	$19,520	766.7%

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased $3 million, or 36.7%, to $5.3 million for the nine months ended September 30, 2010 compared with $8.3 million in the first nine months in 2009. The decrease was attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.

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

        Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30th, 2010, we had cash and cash equivalents of $27.6 million and net liquid investment assets of $225 million. At October 1st, 2010, the Company's investment in the Enterprise Fund was valued at $174 million. The Company received total distributions of $115.3 million from the Enterprise Fund during 2010 which includes the January 1, 2010 redemption of $35.2 million. In December 2009, the Company completed a public offering of 17,292,698 shares of Class A common stock, resulting in approximately $80.6 million of additional equity.

        The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries bi-weekly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year in February.

        As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Impacting Our Business" we have entered into a modification agreement with affiliates of Unicredit S.p.A and it is not expected to have a material impact on the Company's liquidity and capital resources.

        As of September 30, 2010, the Company had unfunded commitments of $8.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. In addition, the Company has committed to invest $42.0 million to the funds managed by Cowen Healthcare Royalty Partners (the "CHRP Funds") as a limited partner of the CHRP Funds and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through September 30, 2010, the Company has funded $17.9 million towards these commitments.

        As a registered broker-dealer, Cowen and Company, LLC is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. The Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2010, Cowen and Company, LLC had total net capital of approximately $56.7 million, which was approximately $55.7 million in excess of its minimum net capital requirement of $1.0 million.

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

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At September 30, 2010, Ramius UK's Financial Resources of $3.8 million exceeded its minimum requirement of $0.4 million by $3.4 million. At September 30, 2010, CIL's Financial Resources of $4.6 million exceeded its minimum requirement of $2.6 million by $2.1 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At September 30, 2010, CLAL's Financial Resources of $0.6 million exceeded the minimum requirement of $0.1 million by $0.5 million.

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

Cash Flows Analysis

        The Company's primary sources of cash are derived from its operating activities, fees, realized returns on its own invested capital and borrowings under its line of credit. The Company's primary uses of cash include compensation, general and administrative expenses and payments of interest and principal under its line of credit. Cash flow results during the nine months ended September 30, 2009 only reflect the cash flows and net loss of Ramius LLC prior to the Transaction. As a result, the cash flow amounts from operating, investing and financing activities for the nine months ended September 30, 2010 and 2009 are not comparable.

        Operating Activities.    Net cash used in operating activities of $47.6 million for the nine months ended September 30, 2010 was predominately related to cash used to pay for year-end bonus accruals included in compensation payable and payments for purchases of securities related the Company's invested capital offset partially by sales of securities owned by Consolidated Funds. Net cash provided by operating activities of $34 million for the nine months ended September 30, 2009 was predominately related to proceeds from sales of other investments held by the consolidated funds and net sales of holdings in the broker dealer, partially offset by a net loss and payments for year end bonus accruals.

        Investing Activities.    Net cash used in investing activities of $190 million for the nine months ended September 30, 2010 was primarily from the purchase of other investments related to the Company's invested capital and increased repurchase agreement activity. Net cash provided by investing activities of $6.1 million for the nine months ended September 30, 2009 was primarily due to the proceeds from sale of other investments.

        Financing Activities.    Net cash provided by financing activities for the nine months ended September 30, 2010 was $117.6 million primarily related to increased repurchase agreement activity partially offset by a repayment on the line of credit and payments by the consolidated funds for capital withdrawals. For the nine months ended September 30, 2009 net cash used in financing activities was $80.9 million which was primarily related to withdrawals from members, occurring prior to the notification of the Transaction as well as a consolidated fund's full repayment on its line of credit and payments by the consolidated funds for capital withdrawals.

Notes Payable, Short-Term Borrowings and Credit Facilities

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit. The first borrowing under this line occurred on June 30, 2009. As of September 30, 2010 and December 31, 2009, the Company had borrowings of $18.0 million and $43.0 million, respectively, under the line of credit portion. The Company also has a letter of credit of $6.7 million at both September 30, 2010 and December 31, 2009. At the Company's election and discretion, borrowings under this collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 0.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 2.75%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 2.75%. The 2009 collateralized revolving credit agreement was to mature on November 2, 2009 but was extended; $25.0 million was extended through January 4, 2010 and $25 million was extended through September 29, 2011. All terms of the extended collateralized revolving credit agreement remain the same except the following: at the Company's election and discretion, borrowings under the extended 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 3.5%. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of September 30, 2010 and during the period from June 3, 2009 to September 30, 2010, the Company was in compliance with these covenants.

        HVB AG has notified us that they will not be renewing the $6.7 letter of credit. The Company is in the process of replacing that letter of credit with a new letter of credit to be provided by another financial institution.

        On January 4, 2010, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $25 million to HVB AG, reducing its revolving line of credit balance.

        Interest incurred on the Company's lines of credit (in combination with all previous lines of credit) was $0.2 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and was $0.7 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.

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

        As of September 30, 2010 the Company also has four additional irrevocable letters of credit, for which there is cash collateral pledged, including (i) $50,000, which expires on July 12, 2011, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2011, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease and (iii) $82,000, which expires on May 12, 2011, supporting the Company's San Francisco office and (iv) $1.2 million which expires on August 31, 2011, supporting the Company's lease of additional office space in New York. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2010 and December 31, 2009, there were no amounts due related to these letters of credit.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as of September 30, 2010. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        During the three months ended September 30, 2010, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. For a detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2010.

        Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information reflects developments with respect to the Company's legal proceedings that occurred in the third quarter of 2010. These items should be read together with the Company's discussion set forth under Legal Proceedings in Part I, Item 3, and Note 17 "Commitments and Contingencies—Litigation," in the Notes to Consolidated Financial Statements in Part IV of the Company's Annual Report on Form 10-K for the year ended December 31, 2009; the Company's discussion in Note 11 "Litigation," in the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1, and the Company's discussion set forth under Legal Proceedings in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010; as well as the Company's discussion in Note 12 "Litigation," in the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1, and the Company's discussion set forth under Legal Proceedings in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

  In re: Initial Public Offering Securities Litigation

        As previously disclosed, on July 16, 2010, those class members appealing the SDNY's final order approving the settlement posted a $25,000 appeal bond. Plaintiffs thereafter settled the objections with all but two of the objecting class members. To the extent that Cowen Holdings incurs additional legal fees or pays any settlement amount, it will be indemnified by Société Générale.

  Adelphia Communications Corp. Litigation

        On October 25, 2010, the Adelphia Recovery Trust and Cowen & Company, among others, settled the remaining claims pending against Cowen & Company, among others, in connection with this litigation. The settlement is subject to approval by the District Court at a hearing scheduled for November 18, 2010. To the extent that Cowen Holdings incurs additional legal fees or pays any settlement amount or other amounts in connection with this litigation, it will be indemnified by Société Générale.

  Madden Litigation

        On October 14, 2010, a hearing was held on the demurrer, at which time the court denied the demurrer. Cowen has until December 17, 2010 to answer the complaint or file a writ for appeal from the court's denial. To the extent that Cowen Holdings incurs additional legal fees or pays any settlement or other amounts in connection with this litigation, it will be indemnified by Société Générale.

  Fuqi Litigation

        As previously disclosed, on July 26, 2010, the court consolidated the two putative class actions in which Cowen and Company was named as a defendant with several related actions and appointed as lead plaintiffs the Puerto Rico Government Employees and Judiciary Retirement Systems Administration, Craig B. Laub, J.D. Pisut, and Sandra Redfern (collectively "Plaintiffs"). At that time the court ordered Plaintiffs to file a consolidated complaint by August 25, 2010 and defendants to answer, move, or otherwise respond to the consolidated complaint by September 14, 2010. On August 20, 2010 the court ordered that Plaintiffs shall file their consolidated complaint no later than 30 days after defendant Fuqi publicly releases its financial statements for the fiscal year ended December 31, 2009 and its restated financial statements for the periods ended March 31, June 30, and September 30, 2009. The court further ordered that Defendants shall have 45 days after the date on which Plaintiffs file their complaint at answer, plead, or otherwise response to the complaint.

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

  In re: HealthSouth Corporation Bondholder Litigation

        As previously disclosed, on July 26, 2010, the District Court for the Northern District of Alabama approved a settlement between plaintiffs and certain defendants, entered a partial final judgment as to those defendants, and dismissed the case as to another defendant. By virtue of the District Court's rulings, plaintiffs had 30 days from July 26, 2010 to appeal the District Court's dismissal of Cowen and Company from the case. No appeal was filed. To the extent that Cowen Holdings incurs additional legal fees or pays any other amounts in connection with the litigation, it will be indemnified by Société Générale.

  Regulatory Inquiries and Investigations

        In addition to the civil litigation matters described above, we are also involved regulatory inquiries and investigations, which are not covered by the Indemnification Agreement. The most significant developments with respect to regulatory matters in the third quarter of 2010 are as follows:

  •
  As previously disclosed, on June 8, 2010, Cowen and Company offered to settle Letter of Acceptance, Waiver and Consent from FINRA's Department of Market Regulation without admitting or denying the allegations and pay a fine. Cowen's offer of settlement was accepted on August 25, 2010.

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

COWEN GROUP, INC.
By:	/s/ PETER A. COHEN
	Name:	Peter A. Cohen
	Title:	Chief Executive Officer and President (principal executive officer)
By:	/s/ STEPHEN A. LASOTA
	Name:	Stephen A. Lasota
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: November 12, 2010

Exhibit Index

Exhibit No.	Description
10.1	Amendment to the Employment Agreement with David M. Malcolm, dated July 19, 2010, by and between David M. Malcolm and Cowen Group, Inc. (previously filed as Exhibit 10.1 to the Form 8-K filed July 22, 2010).
10.2
Amendment to the Employment Agreement with Christopher A. White, dated July 21, 2010, by and between Christopher A. White and Cowen Group, Inc. (previously filed as Exhibit 10.2 to the Form 8-K filed July 22, 2010).
10.3
First Amendment to Sublease dated August 20, 2010 between Société Générale and the Company, amending that certain Sublease, dated as of December 19, 2005, between Société Générale and Cowen and Company, LLC (f/k/a SG Cowen & Co., LLC) (previously filed as Exhibit 10.1 to the Form 8-K filed August 24, 2010).
10.4
Second Amendment to Lease dated August 20, 2010 between BP 599 Lexington Avenue and the Company, amending that certain Lease, dated as of June 22, 2007 by and between 599 Lexington Avenue LLC and Ramius LLC (as successor in interest to RCG Holdings LLC (f/k/a Ramius Capital Group, LLC)), as amended by the First Amendment to Lease, dated as of June 9, 2008, by and between BP 599 Lexington Avenue LLC and Ramius LLC (as successor in interest to RCG Holdings LLC (f/k/a Ramius LLC)) (previously filed as Exhibit 10.2 to the Form 8-K filed August 24, 2010).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.