Form 10-K
period 2010-12-31
COWEN GROUP, INC.
filed 2011-03-14
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010	Commission file number: 001-34516

Cowen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0423711 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $138,580,525.

         As of March 10, 2011 there were 75,882,678 shares of the registrant's common stock outstanding.

         Documents incorporated by reference:

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2011 Annual Meeting of Stockholders.

ii

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

iii

PART I

        When we use the terms "we," "us," "Cowen Group" and the "Company," we mean, following the Transactions, Cowen Group, Inc., a Delaware corporation, its consolidated subsidiaries and entities in which it has a controlling financial interest, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

Item 1.    Business

Overview

        Cowen Group, Inc., a Delaware corporation, is a holding company formed in connection with the business combination of Ramius LLC ("Ramius") and Cowen Holdings, Inc. ("Cowen Holdings"). The Company was jointly formed on June 1, 2009 by Cowen Holdings and RCG Holdings LLC ("RCG") in connection with the transactions contemplated by the Transaction Agreement and the Agreement and Plan of Merger, dated as of June 3, 2009 (the "Transactions").

        Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, and sales and trading services through its two business segments: Ramius and its affiliates comprise the Company's alternative investment management segment, while Cowen and Company, LLC ("Cowen and Company") is its broker-dealer segment. Prior to the consummation of the Transactions on November 2, 2009, the Company conducted its operations through one reportable segment, the alternative investment management segment. For a discussion of certain financial information regarding our revenues from external customers, a measure of profit or loss and total assets broken down by segment, please see the notes to the Company's consolidated financial statements appearing elsewhere in this Form 10-K.

        Our alternative investment management business had approximately $9 billion of assets under management as of January 1, 2011. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, and cash management services offered primarily under the Ramius name. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

        In February 2010, we integrated senior management and certain aspects of the infrastructure of our hedge fund and fund of funds businesses to improve institutional efficiency and service. In March 2010, we expanded our alternative investment management business with the formation of the Ramius Trading Strategies managed futures platform.

        In July 2010, we announced the further expansion of our alternative investment management business through the launch of our first mutual fund, the Ramius Dynamic Replication Fund. The fund focuses on replication of a custom alternative investment index and provides investors the opportunity to access market exposures typically characterized by investments in less liquid alternative investments, but with the daily liquidity of a mutual fund. The fund began trading in the beginning of August 2010 with over $120 million in initial capital.

        Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, financial technology, REITs and alternative energy sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.

        In June of 2010, we expanded our investment banking services to include credit and fixed income, including public and private debt placements, exchange offers, consent solicitations and tender offers. We also added origination and distribution capabilities for convertible securities. In addition, we have enhanced our presence in the Private investment in public equity transaction ("PIPE") and registered direct market by adding personnel over the course of the year. With the addition of these additional capital markets capabilities we also established a unified capital markets group which we believe will allow us to be more effective in providing cohesive solutions for our clients.

Principal Business Lines

Alternative Investment Management Business

        We operate our alternative investment management business primarily through Ramius. Our alternative investment management business had approximately $9.0 billion of assets under management as of January 1, 2011. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, and cash management services offered primarily under the Ramius name. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

Alternative Investment Management Products and Services

        Hedge Funds.    The Company's hedge funds are focused on addressing the needs of institutional investors and high net worth individuals to preserve and grow allocated capital. The Company offers two single-strategy hedge funds, one focused on global long/short credit and another small-cap value creation focused on corporate credit and credit-related products. The Company also manages multi-strategy hedge funds. The majority of assets remaining in these funds includes private investments in public companies, investments in private companies, real estate and special situations.

        Alternative Solutions.    The Company's Alternative Solutions business includes replication funds, individual portfolio solutions for large institutional clients, and traditional fund of funds products. Our replication funds and accounts focus on replication of a custom alternative investment index and seek to provide investors the opportunity to access market exposures typically characterized by investments in less liquid alternative investments. The individual portfolio solutions business seeks to provide institutional clients with customized products and services designed to the characteristics of their individual portfolio. The Company offers fund of funds investment products that invest in a number of alternative investment management vehicles that are selected by the Company and are not affiliated with the Company, with the goal of achieving consistent and stable returns to investors. A fund of funds offers investors the opportunity to invest in private investment vehicles whose purpose is to invest in a group of underlying hedge funds or other alternative investment management vehicles selected by the fund of funds investment manager. We have created a number of programs including long/short equity, global value creation, diversified absolute return, concentrated multi-strategy, as well as client-focused solutions based on hedging overlays and replication, varying regulatory structures and other client-driven portfolio constraints. The fund of funds program employs evaluation procedures to determine the opportunity set for each strategy, identifies appropriate institutional quality underlying-managers with a history of longevity and stability, conducts detailed investment, operational, legal, financial and risk due diligence on each underlying-manager, and utilizes qualitative and quantitative techniques to construct portfolios of those underlying-managers' alternative investment management vehicles. The resulting portfolio allocations are continuously analyzed and adjusted according to the outlook for each strategy and underlying-manager. The Company's fund of funds program invests with approximately 125 underlying fund managers and was established in 1998.

        Ramius Trading Strategies ("RTS").    RTS manages various funds and accounts that seek to provide investors with returns uncorrelated with the public equity and debt markets while maintaining a strong liquidity profile. In order to achieve this objective, RTS identifies, and allocates capital to, various third party commodity trading advisors that pursue a managed futures strategy in a managed account format.

        Real Estate Funds.    The Company's real estate funds have focused on generating attractive, risk adjusted returns by using our owner/manager approach to underwriting, structuring, financing and redevelopment of all real estate property types since 1999. This approach emphasizes a focus on real estate fundamentals and potential market inefficiencies. As of December 31, 2010, the Ramius Urban American Funds owned interests in and managed approximately 12,300 multi family housing units in the New York metropolitan area. The RCG Longview platform provides bridge senior loans, subordinated mortgages, mezzanine loans, and preferred equity through its debt fund series, and makes equity investments through its equity fund. As of December 31, 2010, the members of the general partners of the RCG Longview platform, independent of the RCG Longview Funds, collectively owned or managed directly and/or indirectly, 56,924 residential units, 25.1 million square feet of retail, 13.4 million square feet of office space and 1,340 hotel rooms. The Company's ownership interests in the various general partners of the Ramius Urban American Funds and RCG Longview Funds range from 30% to 55%.

        Cowen Healthcare Royalty Partners ("CHRP").    The funds managed by CHRP (the "CHRP Funds") invest principally in commercial-stage biopharmaceutical products and companies through the purchase of royalty or synthetic royalty interests and structured debt and equity instruments. The CHRP Funds seek these royalty interests in end-user sales of commercial-stage or near commercial-stage medical products such as pharmaceuticals, biotechnology products and medical devices. Prior to the consummation of the Transactions, the CHRP Funds were part of Cowen Holdings's business. We share the net management fees from the CHRP Funds equally with the founders of the CHRP Funds. In addition, we have interests in the general partners of the CHRP Funds ranging from 32.1% to 40.2%.

        Cash Management and Mortgage Advisory Services.    The Company's cash management services business provides clients with investment guidelines for managing cash and establishes investment programs for managing their cash in separately managed accounts. The Company's cash management products are focused on preserving principal, maintaining daily liquidity and maximizing returns for investors. Portfolios are separately managed according to each investor's investment guidelines and are held at a custodian. Investor cash and other short term fixed income assets are managed for corporate, municipal, not-for-profit and other institutional clients (including hedge funds). The Company's mortgage advisory business involves collateral management services for certain collateralized debt obligation products.

Broker-Dealer Business

        We operate our broker-dealer business through Cowen and Company. Cowen and Company is an international investment bank dedicated to providing superior research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, financial technology, REITs and alternative energy sectors. We provide research and sales and trading services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. We focus our investment banking efforts on growth-oriented public companies as well as private companies.

Investment Banking

        Our investment banking professionals are focused on providing strategic advisory and capital raising services to U.S. and international public and private companies in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, financial technology, REITs and alternative energy sectors. By focusing on Cowen and Company's target sectors over a long period of time, we have developed a significant understanding of the unique challenges and demands with respect to public and private capital raising and strategic advice in these sectors. Our advisory and capital raising capabilities begin at the early stages of a private company's accelerated growth phase and continue through its evolution as a public company. Historically, a significant majority of Cowen and Company's investment banking revenue has been earned from high-growth small and mid-capitalization companies. We believe the high level of expertise and client trust Cowen and Company has developed allows it to generate repeat business. During 2010, we generated a significant amount of our investment banking business from companies based in China, and we were one of only two non-bulge bracket investment banks to book-run at least two U.S. IPOs for Chinese companies. We believe our expanded capital markets capabilities and unified capital markets group will allow us to be even more effective in providing cohesive solutions for our clients.

Brokerage

        Our team of brokerage professionals serves institutional investor clients in the United States and internationally. Cowen and Company trades common stocks, listed options and equity-linked and fixed income securities on behalf of its clients. We also provide our clients with an electronic execution suite and an ETF trading platform. We have relationships with over 1,000 institutional investor clients. Our brokerage team is comprised of experienced professionals dedicated to Cowen and Company's target sectors, which allows us to develop a level of knowledge and focus that we believe differentiates our brokerage capabilities from those of many of our competitors. We tailor our account coverage to the unique needs of our clients. We believe that our sector traders are able to provide superior execution because of their knowledge of the interests of our institutional investor clients in specific companies in Cowen and Company's target sectors.

        Our sales professionals also provide our institutional investor clients with access to the management of our investment banking clients outside the context of financing transactions. These meetings are commonly referred to as non-deal road shows. Non-deal road shows allow our investment banking clients to increase their visibility within the institutional investor community while providing our institutional investor clients with the opportunity to further educate themselves on companies and industries through meetings with management. We believe Cowen and Company's deep relationships with company management teams and its sector-focused approach provide us with broad access to management for the benefit of our institutional investor and investment banking clients.

Research

        As of December 31, 2010, we have a research team of 27 senior analysts covering approximately 400 companies. Within our coverage universe, approximately 104 are healthcare companies, 145 are technology companies, 68 are consumer companies, 31 are aerospace and defense companies, 10 are alternative energy companies, 33 are REITs and 7 are Chinese companies. Our differentiated approach to research focuses our analysts' efforts toward delivering specific investment ideas and de-emphasizes maintenance research. We have developed surveys and professional networks that provide us with frequent and timely industry insights regarding evolving trends in our target sectors. We sponsor a number of conferences every year that are focused on our target sectors and sub-sectors. During these conferences we highlight our investment research and provide significant investor access to corporate management teams.

Information About Geographic Areas

        We are principally engaged in providing alternative investment management services to global institutional investors and investment banking sales and trading and research services to corporations and institutional investor clients primarily in the United States. We provide investment banking services to companies in China though Cowen Latitude Advisors Limited ("CLAL"). We provide investment banking services to companies and institutional investor clients in Europe through our U.K. broker-dealer, Cowen International Limited ("CIL").

Employees

        As of March 10, 2011, the Company had 553 employees.

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

        We are also subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Securities Act of 1933, as amended (the "Securities Act"), and various other statutes. Many of the investment advisers of our alternative investment funds are also subject to regulation by the National Futures Association and the U.S. Commodities Futures Trading Commission. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974 ("ERISA"). In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority ("FSA"), in Luxembourg by the Commission de Surveillance du Secteur Financier, in Japan by the Financial Services Agency and in Hong Kong by the Securities and Futures Commission ("SFC"). Our investment activities around the globe are subject to a variety of regulatory regimes that vary country by country.

        Regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In light of recent events in the financial markets, governmental authorities in the United States and in the other countries in which we operate have proposed additional disclosure requirements and regulation of hedge funds and other alternative asset managers. For example, rulemaking by the SEC and other regulatory authorities outside the United States has imposed trading and reporting requirements on short selling, which could adversely affect trading opportunities, including hedging opportunities, for our funds. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was signed into law in the United States. Implementation of the Dodd-Frank Act will be accomplished through extensive rulemaking by the SEC and other governmental agencies. In addition, the Dodd-Frank Act establishes the Financial Services Oversight Council (the "FSOC") to identify threats to the financial stability of the United States; promote market discipline; and respond to emerging risks to the stability of the United States financial system. The FSOC is empowered to determine whether the material financial distress or failure of a non-bank financial company would threaten the stability of the United States financial system, and such a determination can subject a non-bank financial company to supervision by the Board of Governors of the Federal Reserve and the imposition of standards and supervision including stress tests, liquidity requirements and enhanced public disclosures. The FSOC has released a proposed rule regarding its authority to require the supervision and regulation of systemically significant non-bank financial companies. A final rule and designations of systemically significant non-bank financial companies are expected later this year. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues that could lead to additional regulatory changes. Until these rules and resulting changes are fully developed, it is not practical to assess the impact that the Dodd-Frank Act or the resulting rules and regulations will have on us and on the financial services industry. See "Item 1A Risk Factors" for more information.

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

        Anti-money laundering laws outside the United States contain certain similar provisions. The obligation of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls that have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.

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

Item 1A.    Risk Factors

RISK FACTORS

Risks Related to the Company's Businesses and Industry

        For purposes of the following risk factors, references made to the Company's funds include hedge funds and other alternative investment management products, services and solutions offered by the Company, investment vehicles through which the Company invests its own capital, funds in the Company's fund of funds business and real estate funds.

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

        In addition, we may incur significant expenses in connection with any expansion, strategic acquisition or investment with respect to our businesses. Specifically, we have invested, and will continue to invest, in our broker-dealer business, including, during 2010, hiring a number of senior professionals to create a fixed-income and equity-linked origination and distribution platform. Accordingly, the Company will need to increase its revenues at a rate greater than its expenses to achieve and maintain profitability. If the Company's revenues do not increase sufficiently, or even if its revenues increase but it is unable to manage its expenses, the Company will not achieve and maintain profitability in future periods. As an alternative to increasing its revenues, the Company may seek additional capital through the sale of additional common stock or other forms of debt or equity financing. Particularly in light of current market conditions, the Company cannot be certain that it would have access to such financing on acceptable terms.

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

        The success of our businesses is based largely on the quality of our employees and we must continually monitor the market for their services and seek to offer competitive compensation. In challenging market conditions, such as have occurred over the past two years, it may be difficult to pay competitive compensation without the ratio of our compensation and benefits expense to revenues becoming higher. In addition, a portion of the compensation of many of our employees takes the form of restricted stock that vests over a period of years, which is not as attractive to existing and potential employees as compensation consisting solely of cash or a lesser percentage of stock that may be offered by our competitors.

Difficult market conditions, market disruptions and volatility have adversely affected, and may continue to adversely affect, the Company's businesses, results of operations and financial condition.

        The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses may be materially affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts, protests or security operations). Recently, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. Market turbulence reached unprecedented levels during the third and fourth quarters of 2008, as investors lost confidence in the financial system resulting in an historically unprecedented lack of liquidity, a general decline in asset values (including real estate assets), and the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These factors, combined with volatile commodity prices and foreign exchange rates, contributed to recessionary economic conditions globally and a deterioration in consumer and corporate confidence and could further exacerbate the overall market disruptions and risks to market participants, including the Company's funds and managed accounts. These market conditions may affect the level and volatility of securities prices and the liquidity and the value of investments in the Company's funds, including Ramius Enterprise LP (which we refer to as Enterprise Fund), Cowen Overseas Investment LP (which we refer to as COIL) and Ramius Optimum Investments LLC (which we refer to as ROIL) in which the Company has investments of approximately $153.6 million, $88.8 million and $48.7 million, respectively, of its own capital as of December 31, 2010 and managed accounts, and the Company may not be able to effectively manage its alternative investment management business's exposure to these market conditions. Losses in the Enterprise Fund, COIL and ROIL could adversely affect our results of operations.

Volatility in the value of the Company's investments and securities portfolios or other assets and liabilities could adversely affect the financial condition or results of operations of the Company.

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

        Liquidity, or ready access to funds, is essential to the operations of financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to Cowen and Company's trading business and perceived liquidity issues may affect the willingness of the Company's investment banking clients and counterparties to engage in brokerage transactions with Cowen and Company. Cowen and Company's liquidity could be impaired due to circumstances that the Company may be unable to control, such as a general market disruption or an operational problem that affects Cowen and Company, its trading clients or third parties. Furthermore, Cowen and Company's ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

        The Company is a holding company and primarily depends on its subsidiaries to fund its operations. Cowen and Company is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. CIL the Company's U.K. registered broker-dealer subsidiary, is subject to the capital requirements of the FSA. CLA is subject to the financial resources requirements of the SFC of Hong Kong. Any failure to comply with these capital requirements could impair the Company's ability to conduct its investment banking business.

The Company and its funds and/or Cowen and Company may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions which could have a material adverse effect on the Company's businesses and the performance of the funds in its alternative investment management business.

        Firms in the financial services industry have been subject to an increasingly regulated environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, FINRA, the NYSE and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. The Company may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The Company also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, the Company could be fined, prohibited from engaging in some of its business activities or subjected to limitations or conditions on its business activities. In addition, the Company could incur significant expense associated with compliance with any such legislation or regulations or the regulatory and enforcement environment generally. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on the financial condition and results of operations of the Company or cause significant reputational harm to the Company, which could seriously affect its business prospects.

        The Company may need to modify the strategies or operations of its alternative investment management business, face increased constraints or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. The Company's alternative investment management business is subject to regulation by various regulatory authorities that are charged with protecting the interests of investors. The activities of certain of the Company's subsidiaries are regulated primarily within the United States by the SEC, FINRA, and the National Futures Association, as well as various state agencies, and are also subject to regulation by other agencies in the various jurisdictions in which they operate, including the FSA, the Financial Services Agency of Japan, the SFC, the German Federal Financial Supervisory Authority and the Commission de Surveillance du Secteur Financier in Luxembourg. The activities of Ramius LLC, Ramius Advisors, LLC, Ramius Asia LLC, Ramius Alternative Solutions LLC, Ramius Structured Credit Group LLC, Ramius Trading Strategies LLC and Ramius Value and Opportunity Advisors LLC are all regulated by the SEC due to their registrations as U.S. investment advisers. In addition, the funds in the Company's alternative investment management business are subject to regulation in the jurisdictions in which they are organized. These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant permits and to regulate marketing and sales practices and the maintenance of adequate financial resources. The Company is also subject to applicable anti-money laundering regulations and net capital requirements in the jurisdictions in which it operates. Additionally, the regulatory environment in which the Company operates frequently changes and has seen significant increased regulation in recent years and it is possible that this trend may continue. Such additional regulation could, among other things, increase compliance costs or limit our ability to pursue investment opportunities and strategies.

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

        In connection with the initial public offering of the former Cowen Group, Inc. (now Cowen Holdings) in July 2006 ("Cowen Holdings's IPO"), Cowen Holdings entered into an Indemnification Agreement with Société Générale, wherein, among other things, Société Générale agreed to indemnify Cowen Holdings for all liability arising out of all known, pending or threatened litigation (including the cost of such litigation) and arbitrations and certain known regulatory matters, in each case, that existed prior to the date of Cowen Holdings's IPO. Société Générale, however, will not indemnify Cowen Holdings, and Cowen Holdings will instead indemnify Société Générale, for most litigation, arbitration and regulatory matters that may occur in the future but were unknown at the time of Cowen Holdings's IPO and certain known regulatory matters.

        In general, the Company is exposed to risk of litigation by investors in its alternative investment management business if the management of any of its funds is alleged to constitute negligence or dishonesty. Investors could sue to recover amounts lost by the Company's funds due to any alleged misconduct, up to the entire amount of the loss. In addition, the Company faces the risk of litigation from investors in the Company's funds if restrictions applicable to such funds are violated. We may also be exposed to litigation by investors in the Company's fund of funds platform for losses resulting from similar conduct at an underlying fund. Furthermore, the Company may be subject to litigation arising from investor dissatisfaction with the performance of the Company's funds and the funds invested in by the Company's fund of funds platform. In addition, the Company is exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. In the majority of such actions the Company would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although the Company is indemnified by the Company's funds, our rights to indemnification may be challenged. If the Company is required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds, if any, or fails to obtain indemnification from its funds, our business, results of operations and financial condition could be materially adversely affected. In its alternative investment management business, the Company is exposed to the risk of litigation if a fund suffers catastrophic losses due to the failure of a particular investment strategy or due to the trading activity of an employee who has violated market rules or regulations. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances which are materially damaging to the Company's reputation and businesses.

As a result of the Transactions, there exists the potential for conflicts of interest, and a failure to appropriately identify and deal with conflicts of interest could adversely affect our businesses.

        Due to the combination of our alternative investment management and investment banking businesses, we face an increased potential for conflicts of interest, including situations where our services to a particular client or investor or our own interests in our investments conflict with the interests of another client. Such conflicts may also arise if our investment banking business has access to material non-public information that may not be shared with our alternative investment management business or vice versa. Additionally, our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions.

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

        There is a risk that the Company's employees or partners, or the managers of funds invested in by the Company's fund of funds platform, could engage in misconduct that materially adversely affects the Company's business, including a decrease in returns on its own invested capital. The Company is subject to a number of obligations and standards arising from its businesses. The violation of these obligations and standards by any of the Company's employees could materially adversely affect the Company and its investors. For instance, the Company's businesses require that the Company properly deal with confidential information. If the Company's employees were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. If one of the Company's employees were to engage in misconduct or were to be accused of such misconduct, the business and reputation of the Company could be materially adversely affected.

Required reductions in the available credit under the Company's secured revolving loan facility may limit our ability to maintain sufficient liquidity and any additional financing that we may need may not be available on favorable terms, or at all.

        Under the terms of the Company's secured revolving loan facility the amount of capital available was reduced to $25 million from $50 million on January 4, 2010 and the facility terminates on September 29, 2011. Such reduction in our available liquidity could have a material adverse impact on our future financial condition and results of operations and we may be required to obtain additional financing from other sources. There can be no assurance that we can find such financing in the amounts required or that the terms, covenants and the cost of such financing will be as favorable as those which were available under our existing secured revolving loan facility. If we are unable to obtain additional capital, we may have to alter our business and capital expenditure plans, which would have a materially adverse effect on our future results of operations.

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

        RCG holds approximately 43.2% of our Class A common stock and therefore has significant influence over matters requiring approval by the Company's stockholders, including in the election of directors and approval of significant corporate transactions. Furthermore, RCG's managing member is controlled by certain members of our senior management, including Peter A. Cohen, our Chairman and Chief Executive Officer. RCG's concentration of ownership may discourage a third party from proposing a change of control or other strategic transaction concerning the Company or otherwise have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. As a result, the Company's Class A common stock could trade at prices that do not reflect a "control premium" to the same extent as do the stocks of similarly situated companies that do not have any single stockholder with an ownership interest as large as RCG's ownership interest.

The Company's future results will suffer if the Company does not effectively manage its expanded operations.

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

        BA Alpine Holdings, Inc., its designee on the Company's board of directors and RCG may have interests that conflict with, or are different from, those of the Company and our stockholders. Conflicts of interest between BA Alpine Holdings, Inc. and/or RCG and the Company may arise, and such conflicts of interest may not be resolved in a manner favorable to the Company, including potential competitive business activities (in the case of BA Alpine Holdings, Inc.), corporate opportunities, indemnity arrangements, registration rights and sales or distributions by RCG, BA Alpine Holdings, Inc. or their respective affiliates of Class A common stock. The Company's amended and restated certificate of incorporation and by-laws do not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to BA Alpine Holdings, Inc. and the Company will be reserved for or made available to the Company. In addition, RCG, as the holder of a significant portion of the Company's issued and outstanding shares of Class A common stock, could delay or prevent an acquisition or merger even if such a transaction would benefit other stockholders.

Commencing on January 1, 2011, the Company's failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company's financial condition, results of operations and business and the price of our Class A common stock.

        As a result of the business combination of Ramius and Cowen Holdings, which was consummated on November 2, 2009, the Company must be fully compliant with the requirements of Section 404 of the Sarbanes-Oxley Act as of January 1, 2011. The Sarbanes-Oxley Act and the related rules require our management to conduct an annual assessment of the effectiveness of our internal control over financial reporting and require a report by our independent registered public accounting firm addressing our internal control over financial reporting. To comply with Section 404 of the Sarbanes-Oxley Act, we are required to document formal policies, processes and practices related to financial reporting that are necessary to comply with Section 404. Such policies, processes and practices are important to ensure the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may adversely impact the Company's business.

        The Dodd-Frank Act, signed into law on July 21, 2010, represents a comprehensive overhaul of the financial services industry within the United States and will be implemented through extensive rulemaking by the SEC and other governmental agencies. In addition, the Dodd-Frank Act establishes the new federal Bureau of Consumer Financial Protection (the "BCFP") and the FSOC and will require the BCFP and FSOC, among other federal agencies, to implement new rules and regulations. Until these rules and resulting changes are fully developed, it is not practical to assess the impact that the Dodd-Frank Act or the resulting rules and regulations will have on the Company's business or the financial services industry within the United States.

Risks Related to the Company's Alternative Investment Management Business

Ramius's profitability and, thus, the Company's profitability may be adversely affected by decreases in revenue relating to changes in market and economic conditions.

        While market conditions improved in 2010, they have been and remain inherently unpredictable and outside of the Company's control, and may result in reductions in Ramius's revenue and results of operations. Such reductions may be caused by a decline in assets under management, resulting in lower management fees and incentive income, an increase in the cost of financial instruments, lower investment returns or reduced demand for assets held by the Company's funds, which would negatively affect the funds' ability to realize value from such assets or continued investor redemptions, resulting in lower fees and increased difficulty in raising new capital.

        These factors may reduce the Company's revenue, revenue growth and income and may slow the growth of the alternative investment management business or may cause the contraction of the alternative investment management business. In particular, negative fund performance reduces assets under management, which decreases the management fees and incentive income that the Company earns. Negative performance of the Enterprise Fund, COIL and ROIL also decreases revenue derived from the Company's returns on investment of its own capital.

Ramius's revenues and, in particular, its ability to earn incentive income, would be adversely affected if its funds or managed accounts fall beneath their "high-water marks" as a result of negative performance.

        Incentive income, which has historically comprised a substantial portion of Ramius's annual revenues, is, in most cases, subject to "high-water marks" whereby incentive income is earned by Ramius only to the extent that the net asset value of a fund or managed account at the end of a measurement period exceeds the highest net asset value as of the end of a preceding measurement period for which Ramius earned incentive income. Ramius's incentive allocations are also subject, in some cases, to performance hurdles or benchmarks. To the extent Ramius's funds or managed accounts experience negative investment performance, as they did in 2008, and in the case of certain real estate funds, in 2009, the investors in these funds or managed accounts would need to recover cumulative losses before Ramius can earn incentive income with respect to the investments of those investors who previously suffered losses. As of December 31, 2010, the products currently offered by Ramius are all above their high-water marks, though Ramius is not earning incentive income with respect to the investments of some of its investors who transferred assets from our multi-strategy funds, which are being wound down, to these products.

It may be difficult for Ramius to retain investment professionals during periods where market conditions make it more difficult to generate positive investment returns.

        Certain of the Company's funds face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to such performance thresholds. This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns. For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation represents substantially all of the compensation the professional is entitled to receive during the year. If the investment professional's annual performance is negative, the professional may not be entitled to receive any performance-based compensation for the year. If investment professionals or funds, as the case may be, produce investment results that are negative (or below the applicable hurdle or benchmark), the affected investment professionals may be incentivized to join a competitor because doing so would allow them to earn performance-based compensation without the requirement that they first satisfy the high-water mark.

Investors in the Company's funds and investors with managed accounts can generally redeem investments with prior notice. The rate of redemptions could accelerate at any time. Historically, redemptions have created difficulties in managing the liquidity of certain of the Company's funds and managed accounts, reduced assets under management and adversely affected the Company's revenues, and may do so in the future.

        Investors in the Company's funds and investors with managed accounts may generally redeem their investments with prior notice, subject to certain initial holding periods. Investors may reduce the aggregate amount of their investments, or transfer their investments to other funds or asset managers with different fee rate arrangements, for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Furthermore, investors in the Company's funds may be investors in products managed by other alternative asset managers where redemptions have been restricted or suspended. Such investors may redeem capital from Company's funds, even if the Company's funds' performance is superior, due to an inability to redeem capital from other managers. The allocation process for many investors is more selective and deliberate than it was prior to 2008. Increased volatility in global markets could accelerate the pace of fund and managed account redemptions. Redemptions of investments in the Company's funds could also take place more quickly than assets may be sold by those funds to meet the price of such redemptions, which could result in the relevant funds and/or Ramius being in breach of applicable legal, regulatory and contractual requirements in relation to such redemptions, resulting in possible regulatory and investor actions against Ramius, the Company's funds and/or the Company. If the Company's funds or managed accounts underperform, existing investors may decide to reduce or redeem their investments or transfer asset management responsibility to other asset managers and the Company may be unable to obtain new alternative investment management business. Any such action could potentially cause further redemptions and/or make it more difficult to attract new investors.

        The redemption of investments in the Company's funds or in managed accounts could also adversely affect the revenues of the Company's alternative investment management business, which are substantially dependent upon the assets under management in the Company's funds. If redemptions of investments cause revenues to decline, they would likely have a material adverse effect on our business, results of operations or financial condition. As a result of the disruptions and the resulting uncertainty during the second half of 2008 and early 2009, Ramius experienced an increase in the level of redemptions from the Company's funds and managed accounts. If this level of redemption activity returns, it could become more difficult to manage the liquidity requirements of the Company's funds, making it more difficult or more costly for the Company's funds to liquidate positions rapidly to meet redemption requests or otherwise. This in turn may negatively impact the Company's returns on its own invested capital.

        In addition to the impact on the market value of assets under management, illiquidity and volatility of the global financial markets could negatively affect Ramius's ability to manage inflows and outflows from the Company's funds. Several alternative investment managers, including Ramius, have in the past exercised, and may in the future exercise their rights to limit, and in some cases, suspend, redemptions from the funds they manage. Ramius has also and may in the future negotiate with investors or exercise such rights in an attempt to limit redemptions or create a variety of other investor structures to bring fund assets and liquidity requirements into a more manageable balance. To the extent that Ramius has negotiated with investors to limit redemptions, it may be likely that such investors will continue to seek further redemptions in the future. Such actions may have an adverse effect on the ability of the Company's funds to attract new capital to existing funds or to develop new investment platforms. The Ramius fund of funds platform may also be adversely impacted as the hedge funds in which it invests themselves face similar investor redemptions or if such hedge funds exercise their rights to limit or suspend Ramius's redemptions from such funds. Poor performance relative to other asset management firms may result in reduced investments in the Company's funds and managed accounts and increased redemptions from the Company's funds and managed accounts. As a result, investment underperformance would likely have a material adverse effect on the Company's results of operations and financial condition.

Hedge fund investments, including the investments of the Company's own capital in the Enterprise Fund, COIL and ROIL, are subject to other additional risks.

        Investments by the Company's funds (including the Enterprise Fund, COIL and ROIL, in which the Company's own capital is invested) are subject to certain risks that may result in losses. Decreases to assets under management as a result of investment losses or client redemptions may have a material adverse effect on the Company's revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Additional risks include the following:

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

        In addition, these financing arrangements often contain provisions that give counterparties the ability to terminate the arrangements if any of a number of defaults occurs with respect to the Company or its funds, including declines in fund performance or assets under management and losses of key management personnel, each of which may be beyond our control. In the event of any such termination, the Company's funds may not be able to enter into alternative arrangements with other counterparties and our business may be materially adversely affected.

The Company may suffer losses in connection with the insolvency of prime brokers, custodians, administrators and other agents whose services the Company uses and who may hold assets of the Company's funds.

        All of the Company's funds use the services of prime brokers, custodians, administrators or other agents to carry out certain securities transactions and to conduct certain business of the Company's funds. In the event of the insolvency of a prime broker and/or custodian, the Company's funds might not be able to recover equivalent assets in full as they may rank among the prime broker's and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the Company's funds' cash held with a prime broker or custodian (if any) may not be segregated from the prime broker's or custodian's own cash, and the funds will therefore rank as unsecured creditors in relation thereto. Specifically, certain of the Company's funds used an affiliate of Lehman Brothers as one of their prime brokers and some of these funds also held assets through accounts at Lehman Brothers. Other affiliates of Lehman Brothers that are now in insolvency proceedings were also trading counterparties for some of the hedge funds managed by Ramius. The total net equity claim of the Company's funds with respect to Lehman Brothers was approximately $254.0 million, of which the Company has recovered $26.9 million and anticipates recovering approximately $87.8 million more from Lehman Brothers and its affiliates.

Operational risks relating to the failure of data processing systems and other information systems and technology may disrupt our alternative investment management business, result in losses and/or limit the business's operations and growth.

        Ramius and its funds rely heavily on financial, accounting, trading and other data processing systems to, among other things, execute, confirm, settle and record transactions across markets and geographic locations in a time-sensitive, efficient and accurate manner. If any of these systems does not operate properly or are disabled, the Company could suffer financial loss, a disruption of its business, liability to the Company's funds, regulatory intervention and/or reputational damage. In addition, Ramius is highly dependent on information systems and technology, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate Ramius's operational needs, or an increase in costs related to such information systems, could have a material adverse effect on the Company, both with respect to a decrease in the operational performance of its alternative investment management business and an increase in costs that may be necessary to improve such systems.

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

        Certain of the Company's funds (including the Enterprise Fund, COIL and ROIL, in which the Company had approximately $153.6 million, $88.8 million and $48.7 million, respectively, of its own capital invested as of December 31, 2010) invest a portion of their assets in securities that are not publicly traded and funds invested in by the Ramius fund of funds platform may do the same. In many cases, such funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or there may not be a public market for such securities. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, under certain conditions, the Company's funds, or funds invested in by the Ramius fund of funds platform, may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investing in these types of investments can involve a high degree of risk, and the Company's funds (including the Enterprise Fund, COIL and ROIL) may lose some or all of the principal amount of such investments, including our own invested capital.

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

        During 2008, 2009 and continuing through 2010, commercial real estate markets in the United States and Japan generally experienced major disruptions due to the unprecedented lack of available capital, in the form of either debt or equity, and declines in value as a result of the overall economic decline. As a result, transaction volume has dropped precipitously, negatively impacting the valuation and performance of the Ramius real estate funds significantly. Additionally, if the Ramius real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost, potential for cost overruns and timely completion of construction (including risks beyond the control of Ramius fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.

The alternative investment management industry is intensely competitive, which may adversely affect the Company's ability to attract and retain investors and investment professionals.

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

        The Company believes it is engaged primarily in the business of providing asset management and financial advisory services and not in the business of investing, reinvesting or trading in securities. The Company also believes that the primary source of income from its business is properly characterized as income earned in exchange for the provision of services. Ramius is an alternative investment management company and the Company does not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, the Company does not believe that Ramius is a traditional investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Additionally, neither Ramius nor the Company is an inadvertent investment company by virtue of the 40% test in Section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above.

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

        The Company's alternative investment management business may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. Such changes could place limitations on the type of investor that can invest in alternative investment funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative investment managers as well as their funds. It is impossible to determine the extent of the impact of any new or recently enacted laws, including the Dodd-Frank Act, or any regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could be difficult and expensive and affect the manner in which Ramius conducts business, which may adversely impact its results of operations, financial condition and prospects.

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

        The Company generates a significant proportion of its alternative investment management revenue from a small number of its largest clients. As of January 1, 2011, Ramius's largest institutional investor represented approximately 12.4% of assets under management, with the five largest investors collectively representing approximately 22.8% of assets under management. The loss of all or a substantial portion of the business provided by one or more of these investors would have a material impact on income derived from management fees and incentive allocations and consequently have a material adverse effect on our alternative investment management business and results of operations or financial condition.

Risks Related to the Company's Broker-Dealer Business

The Company's broker-dealer business focuses principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could materially affect our broker-dealer business.

        Cowen and Company focuses principally on the healthcare, technology, media and telecommunications, consumer, aerospace and defense, financial technology, REITs and alternative energy sectors of the economy. Therefore, volatility in the business environment in these sectors or in the market for securities of companies within these sectors could substantially affect the Company's financial results and, thus, the market value of the Class A common stock. The business environment for companies in these sectors has been subject to substantial volatility, and Cowen and Company's financial results have consequently been subject to significant variations from year to year. The market for securities in each of Cowen and Company's target sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes in Medicare and government reimbursement policies, may affect the market for securities of healthcare companies. Further, current and proposed regulatory initiatives that are geared towards scaling back the emission of greenhouse gases may present opportunities for the growth of alternative energy. Expansion in the alternative energy sector has also been enhanced, in part, by government-backed financial and tax incentives. However, should proposed limitations on the emission of greenhouse gases not be adopted or governmental incentives for alternative energy be significantly diminished or eliminated, the alternative energy sector could be adversely affected.

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

        Cowen and Company has experienced, and we expect to experience in the future, significant periodic variations in its revenues and results of operations. These variations may be attributed in part to the fact that its investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond Cowen and Company's control. In most cases, Cowen and Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our investment banking business is highly dependent on market conditions as well as the decisions and actions of its clients and interested third parties. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which Cowen and Company is advising or an offering in which Cowen and

Company is participating, we will earn little or no revenue from the transaction, and we may incur significant expenses that may not be recouped. This risk may be intensified by Cowen and Company's focus on growth companies in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, financial technology, REITs and alternative energy sectors as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Many companies initiating the process of an IPO are simultaneously exploring other strategic alternatives, such as a merger and acquisition transaction. The Company's investment banking revenues would be adversely affected in the event that an IPO for which it is acting as an underwriter is preempted by the company's sale if Cowen and Company is not also engaged as a strategic advisor in such sale. As a result, our investment banking business is unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect the stock price of the Class A common stock.

Pricing and other competitive pressures may impair the revenues of the Company's brokerage business.

        Cowen and Company's brokerage business accounted for approximately 66.9% of Cowen and Company's revenues during 2010. Along with other firms, Cowen and Company has experienced price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from Cowen and Company's larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. We are committed to maintaining and improving Cowen and Company's comprehensive research coverage to support its brokerage business and the Company may be required to make additional investments in Cowen and Company's research capabilities.

Cowen and Company faces strong competition from larger firms.

        The research, brokerage and investment banking industries are intensely competitive, and the Company expects them to remain so. Cowen and Company competes on the basis of a number of factors, including client relationships, reputation, the abilities of Cowen and Company's professionals, market focus and the relative quality and price of Cowen and Company's services and products. Cowen and Company has experienced intense price competition in some of its businesses, including trading commissions and spreads in its brokerage business. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and financial advisors, and a larger share of the underwriting fees and discounts being allocated to the book-runners, could adversely affect the Company's revenues from its investment banking business.

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

A portion of Cowen and Company's investment banking business is from Chinese companies which could be materially adversely affected by an adverse change in investors' attitudes towards Chinese companies and changes in the political and economic policies of the government of the People's Republic of China.

        During 2010, Cowen and Company derived a portion of its investment banking revenues from companies based in China and expects to pursue additional business in China in the future. Cowen and Company's ability to generate revenue from Chinese companies is significantly affected by investors' views of the Chinese economy and of the sophistication and integrity of a Chinese company's management. For instance, during 2010, several publicly listed Chinese companies, one of which was a Cowen and Company client, were alleged to be engaging in fraud. Although this was limited to a small number of Chinese companies, negative publicity was generated for all Chinese issuers. While Cowen and Company performs extensive due diligence on all potential investment banking clients, including those located in China, if any such clients were alleged to be engaging in fraud, Cowen and Company may be subject to legal liability and reputational harm, which could adversely affect our results of operations and business condition. In addition, the current government leadership of the People's Republic of China has been pursuing economic reform policies that encourage private economic activity, greater economic decentralization and globalization, there is no assurance that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time, with or without notice. Further, the China region and markets may experience volatility, political turmoil, uncertainty or difficult economic or market conditions that differ from those in the United States. Any of these changes could negatively impact Cowen and Company's current business and its expansion plans within the China region which could have a negative impact on its revenues and results of operations

The Company's capital markets and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our main offices, all of which are leased, are located in New York City, Boston, San Francisco and London. Our corporate headquarters are located at 599 Lexington Avenue, New York, New York, comprise approximately 91,124 square feet of leased space, pursuant to lease agreements expiring in 2022. We also lease approximately 42,434 square feet of space at 1221 Avenue of the Americas, New York, New York pursuant to a sublease agreement expiring in 2013. We lease 38,217 square feet of space at Two International Place in Boston pursuant to a lease agreement expiring in 2014, which is used primarily by our broker-dealer segment. In San Francisco, we lease approximately 29,072 square feet of space at 555 California Street, pursuant to a lease agreement expiring in 2015 and used by our broker-dealer segment. Our London offices are located at Broadgate West Phase II, 1 Snowden Street, subject to a lease agreement expiring in 2017 that is used by our alternative investment management and broker-dealer segments, respectively. We also lease property at 10 Bruton Street in London subject to a lease agreement expiring in 2011. Our other offices, all of which are leased, are located in Atlanta, Chicago, Dallas, Stamford, Geneva, Munich, Purchase (New York), Luxembourg, Tokyo, Hong Kong, Beijing and Shanghai.

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

In re: Initial Public Offering Securities Litigation

        Cowen and Company is one of many financial institutions named as a defendant in a number of putative securities class actions entitled In re: Initial Public Offering Securities Litigation, filed in the United States District Court for the Southern District of New York ("SDNY") relating to numerous initial and other public offerings of common stock from approximately 1998 through 2000. The various complaints allege that the underwriters of certain IPOs, including Cowen and Company, made material misrepresentations and omissions to purchasers of the stock sold in the IPOs, thereby inflating the value of the stock. Specifically, the plaintiffs allege that the defendants failed to disclose, among other things, the purported existence of improper tie-in and compensation arrangements they had with certain purchasers of the stock and alleged conflicts of interest relating to research published by the underwriters, all in violation of federal securities laws. The district court granted plaintiffs' motion to certify six "focus" cases as class actions. Cowen and Company was a named defendant in one of these "focus" cases. Cowen and Company appealed the class certification decision to the Second Circuit Court of Appeals (the "Second Circuit") and on December 4, 2006, the Second Circuit reversed the SDNY's decision and remanded the matter for reconsideration in light of the Second Circuit's opinion. Plaintiffs petitioned for rehearing and rehearing en banc by the Second Circuit. On December 14, 2006, the SDNY stayed discovery. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing en banc. Plaintiffs amended their complaints and revised their class definitions in an attempt to comply with the Second Circuit's December 4, 2006 decision. Defendants in the six focus cases, including Cowen and Company, moved to dismiss the amended complaints in each case and opposed plaintiffs' motion for class certification. On March 26, 2008, the SDNY denied defendants' motion to dismiss the amended complaints. On October 3, 2008, plaintiffs withdrew their motion for class certification without prejudice. On April 2, 2009, counsel for plaintiffs filed a Motion for Preliminary Approval of Settlement with the SDNY. On June 10, 2009, the SDNY granted plaintiffs' Motion for Preliminary Approval of Settlement and, on June 11, 2009, issued a Preliminary Order in Connection with Settlement Proceedings. On October 5, 2009, the SDNY issued a final order approving the settlement. On October 23, 2009, certain class members filed with the Second Circuit Court a petition pursuant to Federal Rule of Civil Procedure 23(f) for leave to appeal the portion of the SDNY's October 5, 2009 order certifying a settlement class. Separately, certain other class members filed appeals with the Second Circuit of the SDNY's final order approving the settlement. On April 16, 2010, plaintiffs filed a motion with the SDNY requesting that those class members who appealed the SDNY's final order approving the settlement be required to post appeal bonds. On June 17, 2010, the SDNY granted the motion and set the bond amount at $25,000. On July 16, 2010, those class members appealing the SDNY's final order approving the settlement posted a $25,000 appeal bond. Plaintiffs thereafter settled the objections with all but two of the objecting class members. On November 3, 2010, the appeal of one of the objecting class members was dismissed by the Second Circuit Court. To the extent that the Company incurs legal fees, costs or expenses related to this settlement, it will be indemnified by Société Générale.

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

        These actions are generally referred to as the "Adelphia Securities Class Action," "W.R. Huff Asset Management" (or "Huff"), "Appaloosa" and "Stocke." The SDNY granted Cowen and Company's motion to dismiss all federal securities claims brought against Cowen and Company in the Adelphia Securities Class Action. Thereafter, the financial institution defendants reached a settlement with the plaintiffs. On June 15, 2006, the SDNY preliminarily approved the settlement. A fairness hearing was held on November 10, 2006, and the settlement was approved on November 20, 2006. Cowen and Company's share of the settlement is approximately $1.7 million plus interest at 4.37% beginning December 1, 2006 (all of which is covered by the Indemnification Agreement). In November 2006, this amount was placed in an attorneys' escrow account bearing the required rate of interest. On December 8, 2006, a group of class members appealed the order approving the settlement agreement with the class plaintiffs to the Second Circuit. The SDNY also has granted in part, and denied in part, certain motions to dismiss filed by various defendants, including Cowen and Company, in Huff, Appaloosa and Stocke. On April 7, 2008, the Stocke action was dismissed by stipulation and order following a ruling by the Second Circuit that affirmed in all respects the SDNY's approval of the class settlement, which ruling is now final. Accordingly, the claims made by all class members who did not opt out, including the Stocke plaintiffs, have been dismissed and released. On April 19, 2010, the Appaloosa plaintiffs filed with the SDNY a Stipulation and Order of Dismissal with Prejudice, which was signed by the SDNY on April 20, 2010.

        In addition, in August 2005, the SDNY denied Cowen and Company's motion to dismiss based on Huff's lack of standing, and subsequently granted leave to file an interlocutory appeal to the Second Circuit of that ruling. The Second Circuit granted Cowen and Company's petition to appeal under 28 U.S.C. § 1292. In December 2008, the Second Circuit held that Huff lacks standing to pursue the claims it had asserted, and remanded the case. In January 2009, the SDNY issued an order dismissing the Huff case. Huff subsequently moved to vacate the dismissal order, which was denied, and for reconsideration, which also was denied. Thereafter, Huff moved to (among other things) amend the complaint in an effort to overcome the effect of the Second Circuit's ruling. On May 21, 2009, the SDNY issued an opinion and order granting plaintiff Huff leave to amend the complaint to add the actual purchasers of the securities, but in addition, granted defendants leave to serve discovery regarding the identity of those purchasers and the circumstances under which Huff was purportedly prosecuting claims on their behalf. That discovery has now been completed, and the defendants (including Cowen and Company) have moved to dismiss many of the newly named plaintiffs. Further, following Appaloosa's amendment of the complaint, Cowen and Company (and most of the other defendants) have filed answers. Certain defendants in Appaloosa have filed a motion to dismiss challenging the newly amended complaint. Discovery in Huff and Appaloosa remains stayed until the pending motions have been resolved, which motion is still pending.

        In addition to the cases in which Cowen and Company has been named as a defendant, Cowen may also face potential liability pursuant to the applicable master agreements among underwriters for any judgments or settlements in other cases involving the Adelphia securities offerings in which Cowen participated. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, it will be indemnified by Société Générale.

        Cowen and Company was also named as one of many defendants in two related adversary proceedings that originally were filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). These adversary proceedings were filed by the Official Committee of Unsecured Creditors (the "Creditors' Committee") and the Official Committee of Equity Security Holders (collectively, the "Committees"). Both of these cases raised a variety of common law and federal claims, which were generally similar to the claims asserted in the Adelphia cases described above. With respect to Cowen and Company and other investment banks, the complaints taken together originally set forth claims for violation of the Bank Holding Company Act, equitable disallowance or equitable subordination, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, aiding and abetting fraud, gross negligence and breach of contract, among others. Cowen and Company filed motions to dismiss the claims asserted by the Committees, which were granted in part and denied in part, by the Bankruptcy Court in two decisions issued on June 11, 2007 and August 17, 2007, respectively. Cowen and Company appealed to the SDNY those portions of the Bankruptcy Court's June 11, 2007 decision that denied Cowen and Company's motion to dismiss the claims asserted against Cowen and Company by the Creditors' Committee. On January 17, 2008, the SDNY denied Cowen and Company's appeal and affirmed, in part, the June 11, 2007 decision, with the exception of the Bank Holding Company Act claim which was dismissed against Cowen and Company and the other investment banks.

        As part of the bankruptcy plan confirmation process, claims by both Committees were assigned to a litigation trust. In October 2007, the trust filed an amended complaint in the SDNY against multiple defendants, including Cowen and Company, in which it repleaded several of its claims, including, without limitation, the following claims: aiding and abetting fraud; fraudulent concealment; fraud; equitable disallowance; equitable subordination; and violation of the Bank Holding Company Act. On January 4, 2008, Cowen and Company filed an answer to the amended complaint and a joinder to a motion filed by certain investment banks seeking a dismissal of several counts in the amended complaint. On June 17, 2008, the SDNY issued an Opinion and Order dismissing certain claims contained in the amended complaint, including, without limitation, the equitable disallowance and equitable subordination claims. On May 4, 2009, the SDNY issued an opinion that resolved the pending motions to dismiss portions of the amended complaint filed by the litigation trust. In its decision, the SDNY dismissed the fraudulent concealment claim and the fraud claim as to certain alleged misstatements. The court denied the motions to dismiss the remaining claims. The litigation trust appealed the June 17, 2008 Opinion and Order issued by the SDNY, which was affirmed by the Second Circuit Court on May 26, 2010. On October 25, 2010, the Adelphia Recovery Trust and Cowen and Company, among others, settled the remaining claims pending against Cowen and Company, among others, in connection with this litigation. The settlement was approved by the SDNY at a hearing on November 18, 2010 and on January 3, 2011, the claims against the Company were voluntarily dismissed. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, it will be indemnified by Société Générale.

In re: HealthSouth Corporation Bondholder Litigation

        Cowen and Company was named as a defendant in a purported class action filed in the United States District Court for the Northern District of Alabama on January 8, 2004 as a result of Cowen and Company's predecessor's involvement as one of the initial purchasers in a March 1998 private placement of debt securities issued by HealthSouth Corporation, which were subsequently exchanged for materially identical registered securities. The complaint alleges that the offering materials for the private placement and the registration statement in the associated offering violated federal securities laws by failing to disclose HealthSouth's subsequently revealed accounting irregularities. On June 8, 2006, the District Court, among other things, dismissed the claims arising out of the March 1998 private placement (the only claims against Cowen and Company). On August 21, 2006, following plaintiffs' subsequent submission of amendments to the complaint, the District Court so-ordered a stipulation and order dismissing all amended counts against Cowen and Company. The dismissal was not yet a "final" judgment from which an appeal may be taken by plaintiffs. However, on July 26, 2010, the District Court for the Northern District of Alabama approved a settlement between plaintiffs and certain other defendants, entered a partial final judgment as to those defendants, and dismissed the case as to another defendant. By virtue of the District Court's rulings, plaintiffs had 30 days from July 26, 2010 to appeal the District Court's dismissal of Cowen and Company from the case. No appeal was filed. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, it will be indemnified by Société Générale.

Madden Litigation

        On June 28, 2006, a group of approximately 60 medical doctors filed a lawsuit against Cowen and Company in San Francisco Superior Court. Plaintiffs allege that Cowen and Company negligently rendered a fairness opinion in 1998 in connection with the acquisition of Orange Coast Managed Care Services and St. Joseph Medical Corporation by FPA Medical Management, Inc. ("FPA"). According to the complaint, plaintiffs received restricted FPA stock as consideration in the sale and, shortly after the acquisition, FPA went bankrupt, rendering the stock worthless. On August 14, 2006, Cowen and Company removed the case to the United States District Court for the Northern District of California (the "NDCA"). On August 17, 2006 Cowen and Company filed a motion to dismiss the complaint. Plaintiffs sought a remand to state court. On March 18, 2007, the Court granted Cowen and Company's motion to dismiss, with leave to replead, and denied plaintiffs' motion to remand. By stipulation and order dated April 20, 2007, the Court directed entry of a final judgment dismissing the complaint with prejudice. On May 17, 2007, plaintiffs filed with the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit"), a Notice of Appeal of the District Court's dismissal. On February 11, 2009, the Ninth Circuit issued an opinion vacating the NDCA's judgment and remanding the matter back to state court. On March 4, 2009, Cowen and Company filed with the Ninth Circuit a petition for panel rehearing and suggestion for rehearing en banc. On August 7, 2009, the Ninth Circuit issued an opinion denying Cowen and Company's petition for rehearing and rehearing en banc, but also superseding the February 11, 2009 opinion and remanding the matter back to the NDCA to determine whether the case should be dismissed or remanded to state court. On January 29, 2010, plaintiffs filed with the NDCA a motion to remand the case to state court and on February 12, 2010, defendants filed an opposition to that motion and moved to dismiss the complaint. On April 14, 2010, the NDCA denied Cowen and Company's motion to dismiss and granted plaintiffs' motion to remand the case to the San Francisco Superior Court. On May 20, 2010, Cowen and Company filed a demurrer in San Francisco Superior Court seeking dismissal of the complaint. On October 14, 2010, a hearing was held on the demurrer, at which time the court denied the demurrer. Cowen and Company filed an answer to the complaint on January 6, 2011. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, it will be indemnified by Société Générale.

WorldSpace Litigation

        Cowen and Company is named as an underwriter defendant in several putative securities class actions brought in the SDNY in 2007. In all of the cases, plaintiffs seek to recover for losses allegedly caused by misrepresentations and omissions in connection with the August 4, 2005 IPO of WorldSpace, Inc., a satelliteradio provider. The complaints allege that the WorldSpace prospectus referenced a subscriber count that improperly included subscribers who had stopped paying for the service and failed to disclose that WorldSpace lacked the internal systems necessary to accurately determine the number of subscribers to its service. On June 21, 2007, the SDNY issued an order consolidating the actions and appointing a lead plaintiff. The consolidated amended complaint was filed on August 9, 2007. On October 9, 2007, Cowen and Company filed a motion to dismiss the consolidated amended complaint, which was denied by the SDNY on July 21, 2008. On August 25, 2008, Cowen and Company filed an answer to the consolidated amended complaint. On October 17, 2008, WorldSpace filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). The SDNY subsequently entered a stay of the securities class action litigation in light of the ongoing WorldSpace bankruptcy proceedings. On August 16, 2010, the Delaware Bankruptcy Court granted lead plaintiff's motion for limited modification of the automatic stay to permit plaintiff to obtain document discovery from WorldSpace, effective October 14, 2010. On September 14, 2010, the SDNY lifted the stay in the securities class action litigation, permitting lead plaintiff to move forward with discovery as of October 14, 2010. The SDNY subsequently referred the matter to a magistrate and instructed the parties to submit a proposed scheduling order for discovery and an eventual motion for summary judgment.

China Sunergy Litigation

        Cowen and Company is named as one of several underwriter defendants in two cases filed in the SDNY in 2007. Plaintiffs in both cases seek to recover for losses allegedly caused by misrepresentations and omissions in the prospectus relating to the May 17, 2007 IPO of China Sunergy Co. Ltd ("China Sunergy"). Principally, the complaints allege that China Sunergy's prospectus failed to disclose that China Sunergy was having difficulty obtaining sufficient raw materials to achieve its revenue objectives, and also failed to disclose that China Sunergy would likely face a loss in the second quarter of 2007. On September 29, 2008, the SDNY appointed a lead plaintiff. On December 5, 2008, the lead plaintiff filed a consolidated amended complaint, and on January 26, 2009, defendants filed a motion to dismiss that complaint. On October 16, 2009, the plaintiffs filed a Stipulation and Agreement of Settlement with the SDNY, which is pending final approval by the court.

Opnext Litigation

        Cowen and Company is one of five underwriters named as defendants in two cases filed in March 2008 in the United States District Court of New Jersey ("DNJ"), relating to the February 14, 2007 IPO of Opnext, Inc. ("Opnext"). Both complaints assert claims against the underwriters under federal securities laws and allege generally that the financial statements in the registration statement and prospectus contained materially false and misleading statements and omissions, which resulted in the financial statements being restated by Opnext due to an error in the valuation of inventory consigned to one of its contract manufacturers. On June 30, 2008, the DNJ appointed a lead plaintiff, and on July 30, 2008, the lead plaintiff filed a consolidated class action complaint. The underwriter defendants filed an answer and affirmative defenses to the consolidated complaint on October 21, 2008. On January 30, 2009, the DNJ entered an order referring the matter to non-binding mediation and staying any further discovery in the litigation until April 30, 2009. On October 2, 2009, plaintiffs filed a motion for preliminary approval of settlement and, on October 6, 2009, the DNJ issued an order preliminarily approving the settlement. On January 6, 2010, the DNJ held a fairness hearing and issued an order and final judgment approving the settlement. No settlement contribution was made by the underwriter defendants, including Cowen and Company.

Global Cash Litigation

        On August 18, 2008, Cowen and Company was named as a defendant, along with several other underwriters, in a consolidated complaint filed in the SDNY relating to the September 22, 2005 initial public offering and subsequent secondary offering of Global Cash Access Holdings, Inc. ("GCA") common stock. The consolidated complaint alleges generally that the registration statements and prospectuses for the GCA IPO and secondary offering were false and misleading and failed to disclose, among other things, that GCA incorrectly calculated the amount of commissions payable to GCA's customers and that GCA's financial statements understated the GCA's expenses and overstated net income for 2005 and 2006. On September 18, 2008, the SDNY granted a motion made by certain defendants to transfer venue of the case to the United States District Court for the District of Nevada ("DNV"). On November 14, 2008, the underwriter defendants moved to dismiss the consolidated amended complaint. On June 23, 2009, the DNV heard oral argument on defendants' motion to dismiss the consolidated amended complaint, and on June 29, 2009, the DNV issued an order denying that motion. The defendants filed an answer to the consolidated amended complaint on July 29, 2009. Certain pretrial discovery was conducted in the matter, including the production of documents, pursuant to a scheduling order entered by the DNV. On October 23, 2009, plaintiffs filed a motion for class certification. The underwriter defendants' filed an opposition to that motion on November 20, 2009. On December 16, 2009, the parties conducted a settlement mediation of the case, and shortly thereafter, a tentative settlement of the case was negotiated, pursuant to which the claims against the underwriter defendants will be dismissed, and no settlement contribution will be made by the underwriters. On February 17, 2010, a Stipulation of Settlement was executed and submitted to the DNV for preliminary and final approval. On June 25, 2010, the DNV held a fairness hearing entered a final order and judgment in which it approved and confirmed the settlement, and dismissed the litigation.

CardioNet Litigation

        On March 5, 2010, Cowen and Company was named as a defendant, along with several other underwriters, in a putative class action filed in the San Diego Superior Court, in connection with an August 2008 follow-on offering for CardioNet, Inc. ("CardioNet"). The complaint alleges, among other things, that the prospectuses for CardioNet's March 2008 initial public offering (in which Cowen and Company did not participate) and subsequent follow-on equity offering (in which Cowen and Company did participate) were false and misleading and failed to disclose, among other things, that CardioNet incorrectly reported revenue and failed to disclose certain risks relating to Medicare reimbursement rates for CardioNet's services. On April 5, 2010, Cowen and Company and the other defendants moved to remove the case to the United States District Court for the Southern District of California and, on April 7, 2010, moved to transfer the case to the United States District Court for the Eastern District of Pennsylvania. On April 23, 2010, plaintiffs moved to remand the case back to California state court. The motions to transfer and remand remain pending. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

Fuqi Litigation

        In March 2010, Cowen and Company was named, along with several other underwriters, as a defendant in two putative class actions filed in the SDNY in connection with a July 2009 follow-on offering for Fuqi International, Inc. ("Fuqi"). The complaint alleges, among other things, that the prospectus for Fuqi's follow-on offering was false and misleading and contained materially inaccurate financial statements that overstated Fuqi's gross profit and net income. On July 26, 2010, the court consolidated the two putative class actions in which Cowen and Company was named as a defendant with several related actions and appointed lead plaintiffs. On August 20, 2010 the court ordered that plaintiffs shall file their consolidated complaint no later than 30 days after Fuqi publicly releases its financial statements for the fiscal year ended December 31, 2009 and its restated financial statements for the periods ended March 31, June 30, and September 30, 2009. The court further ordered that defendants will have 45 days after the date on which plaintiffs file their complaint at answer, plead, or otherwise response to the complaint. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

LaBranche Litigation

        On February 22, 2011, a putative class action, captioned Moskal v. LaBranche & Co., et. al., was filed in the Supreme Court of the State of New York, County of New York, naming as defendants the Company, LaBranche & Co. and members of the board of directors of LaBranche & Co. (collectively, "LaBranche"), and Louisiana Merger Sub, Inc. On February 26, 2011, a separate lawsuit was filed, captioned Borowka v. LaBranche & Co., et al., in the Supreme Court of the State of New York, County of New York naming as defendants the same parties. The lawsuits challenge LaBranche's decision to sell all of its outstanding shares of common stock to the Company for $192.8 million. The complaints allege, among other things, that the Company aided and abetted the LaBranche defendants in breaching their fiduciary duties to shareholders by failing to maximize the sale price for LaBranche. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

Alphatec Litigation

        On February 22, 2011, a putative class action, captioned Mallen v. Alphatec Holdings, Inc., et. al., was filed in the United States District Court for the Southern District of California, naming as defendants Alphatec Holdings, Inc. ("Alphatec"), members of the Alphatec board of directors, Healthpoint Capital Partners, LLP, Healthpoint Capital Partners II, LLP, as well as Jefferies & Co., Inc., Canaccord Adams, Inc., Lazard Capital Markets, LLC, and Cowen and Company (the "Underwriter Defendants"). The complaint brings claims against the Underwriter Defendants under sections 11 and 12 of the Securities Act of 1933 for alleged materially inaccurate and misleading statements and omissions in the registration statement and prospectus for an April 2010 offering of common stock of Alphatec regarding the success of Alphatec's acquisition of a company named Scient'x. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

Lehman Brothers

        Certain of the hedge funds managed by Ramius used Lehman Brothers International (Europe) ("LBIE") as one of their prime brokers and some of these funds also held assets through accounts at Lehman Brothers, Inc. ("LBI"). As a result of LBIE being placed into administration on September 15, 2008 by order of the English Court and LBI entering liquidation proceedings under the Securities Investor Protection Act of 1970, as amended, the assets, including securities and cash, held by Ramius and the hedge funds in their LBIE accounts and LBI accounts were frozen at LBIE and LBI, respectively.

        The net assets of the Ramius hedge funds held at LBIE at the time of administration, which we refer to as the total net equity claim, were approximately $232.6 million. Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company initially valued the total net equity claim at an 80% discount, or approximately $46.5 million, which the Company believed, at the time, was a reasonable estimate of value that ultimately may be recovered with respect to the total net equity claim. Since the status and ultimate resolution of the assets under LBIE's administration proceedings is uncertain, the Company decided that only the investors who were invested at the time of the administration should participate in any profit/loss relating to the estimated recoverable Lehman claim. As such, the Company has segregated the Lehman claims for the benefit of such investors for so long as they remain in the funds. These segregated Lehman claims do not earn management fees.

        In November 2008, one of the hedge funds managed by Ramius was appointed as a member of the unsecured creditors' committee of LBIE and representatives of the Company have been attending regular meetings of the creditors' committee and assisting in working on potential solutions to provide a framework for returning assets to clients. In this connection, in the fall of 2009, LBIE proposed entering into a multilateral contract between LBIE and its clients, referred to as the Claims Resolution Agreement, or CRA, which would govern the basis on which assets can be returned by LBIE. On December 29, 2009, LBIE announced that the CRA had become effective with respect to LBIE and the signatories to the CRA, which includes the Ramius hedge funds who had assets at LBIE. The CRA included a March 19, 2010 bar date for LBIE 's trust creditors to notify LBIE of claims to any of the trust assets controlled by LBIE. Given (1) the fact that the bar date has passed and (2) the additional information Ramius has received from LBIE regarding the various components of the Ramius hedge funds' claims against LBIE, Ramius has decided to value its total net equity claim as follows: (i) the trust assets that we have been informed are within the control of LBIE and are expected to be distributed to us in the relatively near term are being valued at market less a 1% discount that corresponds to the fee that will be charged under the CRA for the return of trust assets, (ii) the trust assets that are not within the control of LBIE, but that Ramius believes are held by LBIE through LBI, are being valued at 47% which represents the present value of the mid-point between what Ramius believes are reasonable estimates of the low-side and high-side potential recovery rates with respect to its LBI exposure, (iii) the trust assets that are not within the control of LBIE and are not believed to be held through LBI are being valued at 47% US denominated Assets and 30% foreign denominated Assets, which represents Ramius's estimate of potential recovery rates with respect to this exposure and (iv) Ramius's remaining unsecured claims against LBIE are being valued at 40%, which represents Ramius's estimate of potential recovery rates with respect to this exposure.

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

        At the end of June 2010, LBIE returned certain trust assets that were under their control. Such assets were sold in July 2010 and the subsequent proceeds distributed. As part of this distribution, the Company received $5.3 million, which represents approximately 58.62% of Company's share of the Enterprise Fund's Estimated Recoverable Lehman Claims as of June 30, 2010. We expect the balance of the trust assets within the control of LBIE to be distributed to us in the relatively near term.

        As a result of Ramius being an investor in the Enterprise Fund and due to Ramius's additional direct exposure to LBIE, Ramius had a total exposure to LBIE of $3.8 million and a total exposure to LBI of $2.7 million, as of December 31, 2010. At December 31, 2010, the value of Ramius's exposure to LBIE and LBI after the mark downs discussed above, was $6.5 million.

Regulatory Inquiries and Investigations

        In addition to the civil litigation matters described above, we are also involved in a number of regulatory inquiries and investigations, which are not covered by the Indemnification Agreement. The most significant regulatory matters are as follows:

  •
  On January 13, 2010, Ramius's broker-dealer subsidiary, referred to as Ramius Securities, received a Wells Notice from FINRA's Department of Market Regulation indicating that it intended to recommend an enforcement action be brought against Ramius Securities for certain alleged violations of Regulation SHO regarding the short sale of securities. Ramius Securities responded to the Wells Notice on March 24, 2010. On November 17, 2010, FINRA closed this matter with no action against Ramius.

  •
  On April 30, 2010, Cowen and Company received a Letter of Acceptance, Waiver and Consent from FINRA's Department of Market Regulation seeking the payment of a fine and the implementation of remedial measures regarding certain alleged trade reporting violations. On June 8, 2010, Cowen and Company offered to settle the matter without admitting or denying the allegations and pay a fine. Cowen and Company's offer of settlement was accepted on August 25, 2010 and Cowen and Company paid a fine of approximately $0.1 million.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

        Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." As of March 10, 2011, there were approximately 58 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

        Prior to November 2, 2009, the common stock of Cowen Holdings had traded under the symbol "COWN" since Cowen Holdings's IPO in July 2006. Prior to November 2, 2009, our common stock was held by RCG and Cowen Holdings as restricted shares and was not publicly tradable.

        The following table contains historical quarterly price information for the year ended December 31, 2010. On March 10, 2011, the last reported sale price of our common stock was $4.08.

2010 Fiscal Year	High	Low
First Quarter	$6.02	$4.84
Second Quarter	6.02	3.87
Third Quarter	4.51	2.99
Fourth Quarter	5.04	3.25

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

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2010, 2009, 2008, 2007, and 2006. The selected consolidated statements of financial condition data and consolidated statements of operations data as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 have been derived from our audited consolidated financial statements. Our selected consolidated financial data are only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data includes the results of Cowen Holdings for the period from November 2, 2009 through December 31, 2009 and for the year ended December 31, 2010.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$38,965	$10,557	$—	$—	$—
Brokerage	112,217	17,812	—	—	—
Management fees	38,847	41,694	70,818	73,950	65,635
Incentive income	11,363	1,911	—	60,491	81,319
Interest and dividends	11,547	477	1,993	16,356	17,189
Reimbursement from affiliates	6,816	10,326	16,330	7,086	4,070
Other revenues	1,936	4,732	6,853	5,086	8,038
Consolidated Funds revenues	12,119	36,392	31,739	25,253	35,897

Total revenues	233,810	123,901	127,733	188,222	212,148
Expenses
Employee compensation and benefits	194,919	96,592	84,769	123,511	112,433
Non-compensation expense	136,902	69,818	54,856	79,020	54,277
Goodwill impairment	—	—	10,200	—	—
Consolidated Funds expenses	8,121	23,581	34,268	21,014	39,300

Total expenses	339,942	189,991	184,093	223,545	206,010
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	21,980	(2,154)	(2,006)	94,078	54,765
Consolidated Funds net gains (losses)	31,062	20,999	(198,485)	84,846	78,656

Total other income (loss)	53,042	18,845	(200,491)	178,924	133,421
Income (loss) before income taxes	(53,090)	(47,245)	(256,851)	143,601	139,559
Income tax expense (benefit)	(21,400)	(8,206)	(1,301)	1,397	4,814

Net income (loss)	(31,690)	(39,039)	(255,550)	142,204	134,745
Income (loss) attributable to redeemable non-controlling interests	13,727	16,248	(113,786)	66,343	74,189
Special allocation to the Managing Member	—	—	—	26,551	21,195

Net income (loss) attributable to Cowen Group stockholders	(45,417)	(55,287)	(141,764)	49,310	39,361

Weighted average common shares outstanding:
Basic	73,149	41,001	37,537	37,537	37,537
Diluted	73,149	41,001	37,537	37,537	37,537
Earnings (loss) per share:
Basic	$(0.62)	$(1.35)	$(3.78)	$1.31	$1.05

Diluted	$(0.62)	$(1.35)	$(3.78)	$1.31	$1.05

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Statements of Financial Condition Data:
Total assets	$1,247,170	$959,441	$797,831	$2,113,532	$2,468,195
Total liabilities	653,568	255,091	182,003	1,430,029	1,657,992
Redeemable non-controlling interests	144,346	230,825	284,936	203,523	514,761

Total Stockholders' Equity	$449,256	$473,525	$330,892	$479,980	$295,442

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

Overview

        Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries provides alternative investment management, investment banking, research, and sales and trading services through its two business segments: alternative investment management and broker-dealer. The alternative investment management segment includes hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate funds, healthcare royalty funds, cash management services, offered primarily under the Ramius name. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.

        On November 2, 2009, the transactions contemplated by the Transaction Agreement (the "Transactions"), were consummated including (1) the merger of Lexington Merger Corp. with and into Cowen Holdings, pursuant to which each outstanding share of common stock of Cowen Holdings was converted into one share of Class A common stock of the Company and (2) the transfer by RCG (which prior to the consummation of the Transactions operated the Ramius business) of substantially all of its assets and liabilities to Park Exchange LLC in exchange for the Company's issuance to RCG of 37,536,826 shares of Class A common stock of the Company. Following the consummation of the Transactions, each of Park Exchange LLC and Cowen Holdings became wholly owned subsidiaries of the Company, and Park Exchange LLC was renamed Ramius LLC. Prior to the consumption of the Transactions, the Company conducted its operations through one reportable segment, the alternative investment management segment.

        Our alternative investment management business had approximately $9.0 billion of assets under management as of January 1, 2011. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, and cash management services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

        In February 2010, we integrated senior management and certain aspects of the infrastructure of our hedge fund and fund of funds businesses to improve institutional efficiency and service. In March 2010, we expanded our alternative investment management business with the formation of the Ramius Trading Strategies managed futures platform.

        In July 2010, we announced the further expansion of our investment management business through the launch of our first mutual fund, the Ramius Dynamic Replication Fund. The fund focuses on replication of a custom alternative investment index and provides investors the opportunity to access market exposures typically characterized by investments in less liquid alternative investments, but with the daily liquidity of a mutual fund. The fund began trading in the beginning of August with over $120.0 million in initial capital.

        Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, financial technology, REITs and alternative energy sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.

        In June 2010, we expanded our investment banking product offerings to include credit and fixed income, including public and private debt placements, exchange offers, consent solicitations and tender offers. We also added origination and distribution capabilities for convertible securities. In addition, we have enhanced our presence in the PIPE and registered direct market by adding personnel over the course of the year. With the addition of these capital markets capabilities we also established a unified capital markets group which we believe will allow us to be more effective in providing cohesive solutions for our clients.

        In the fourth quarter of 2010, the Company recorded deferred tax benefits generated by a Luxembourg subsidiary. In the same quarter, the Company acquired four reinsurance companies in Luxembourg, including two from the master fund of one of its Consolidated Funds, offering a service program that provides reinsurance coverage to the Company against certain risks. The reinsurance companies had deferred tax liabilities and upon their purchase the deferred tax benefits referenced above fully offset these liabilities, resulting in the recognition of the deferred tax benefits. Also, the Company incurred acquisition-related legal fees, professional fees, and financing costs, as well as operational and administrative expenses in the fourth quarter of 2010 as a result of these transactions.

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

Certain Factors Impacting Our Business

        Our alternative investment management business and results of operations are impacted by the following factors:

  •
  Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment management business will depend on, among other things, its ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. In May 2010, the Company announced its intention to close the Ramius Multi-Strategy and the Enterprise funds. In addition, as previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A ("UniCredit S.p.A"), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a Modification Agreement, to extend the time period pursuant to which the Company must return the bulk of its assets in our funds to the end of 2010. As of December 31, 2010, including redemptions effective on January 1, 2011, we have returned approximately $437.5 million to affiliates of UniCredit S.p.A and these affiliates had a remaining investment of approximately $231.5 million invested in our investment vehicles, including a fund of funds managed account. A significant portion of the remaining investments held by the affiliates of UniCredit S.p.A will be returned to them in the first quarter of 2011.

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

  •
  Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of January 1, 2011, we had investments of approximately $153.6 million, $88.8 million and $48.7 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP (COIL) and Ramius Optimum Investments LLC (ROIL), respectively.

External Factors Impacting Our Business

        Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation, interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, or a combination of these or other factors. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:

  •
  Our alternative investment management business was affected by the conditions impacting the global financial markets and the hedge fund industry during 2008, which was characterized by substantial declines in investment performance and unanticipated levels of requested redemptions. While the environment for investing in alternative investment products has improved the variability of redemptions could continue to affect our alternative investment management business, and it is always possible that we could intermittently experience redemptions above historical levels, regardless of fund performance.

  •
  Our broker-dealer business has been and may continue to be adversely affected by market conditions. Increased competition continues to affect the economics from our traditional equity offering business. The same factors also affect trading volumes in secondary financial markets, which affect our brokerage business. Commission rates, market volatility, increased competition from larger financial firms and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period.

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

Recent Developments

        The Company has agreed to spin-off its Value and Opportunity business, which focuses on investing in deep value situations and using shareholder activism to generate superior returns, into stand-alone and independent business that will be managed by Starboard Value LP ("Starboard").

Upon completion of the spin-off, the Company will maintain a significant minority interest in Starboard. The Company expects to complete the separation by March 31, 2011.

        In February 2011, the Company and LaBranche & Co Inc. ("LaBranche") announced a definitive merger agreement under which the Company has agreed to acquire LaBranche, a market-maker in options, exchange traded funds and futures on various exchanges domestically and internationally. Under the terms of the merger agreement and subject to the satisfaction or waiver of certain closing conditions, the Company will acquire LaBranche in a stock-for-stock merger transaction valued, as of the signing date, at approximately $192.8 million. LaBranche shareholders will receive upon closing a fixed ratio of 0.9980 of a share of the Company Class A common stock for each outstanding share of LaBranche common stock. The total Company shares to be issued to LaBranche shareholders will represent approximately 35.1 percent of the combined company and 33.8 percent on a fully diluted basis.

Basis of presentation

        The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financials statements, of the Company appearing elsewhere in this Form 10-K include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.

        The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a controlling general partner interest are consolidated with the Company pursuant to generally accepted accounting principles (the "Consolidated Funds"). Consequently, the Company's consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in the Consolidated Funds which are not owned by the Company are reflected as redeemable non-controlling interests in consolidated subsidiaries in the consolidated financial statements appearing elsewhere in this Form 10-K. The management fees, incentive income and other intercompany transactions from these funds are eliminated in consolidation.

        The business combination between Ramius and Cowen Holdings was accounted for as an "acquisition" by Ramius of Cowen Holdings, as that term is used under accounting principles generally accepted in the United States of America ("GAAP") for accounting and financial reporting purposes. As a result, the historical financial statements of Ramius (the business of which was operated by RCG Holdings LLC, the Company's accounting predecessor, prior to the consummation of the Transactions) have become the historical financial statements of the Company. As a result, the Company's 2010 results reflect twelve months of combined operations, while 2009 results reflect twelve months of legacy Ramius and two months of legacy Cowen operations.

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

  •
  Alternative Solutions—Management fees for the Alternative Solutions business are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income or based on assets under management at the beginning of the month. Management fees earned from the Alternative Solutions are based and initially calculated on estimated net asset values and actual fees ultimately earned could be impacted to the extent of any changes in these estimates.

  •
  Real Estate Funds—Management fees from the Company's real estate funds are generally charged by their general partners at an annual rate between 1% and 1.5% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the Company's real estate funds are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments instead of management fees.

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

  •
  Other—The Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of 0.04% to 0.20% of assets, based on the average daily balances of the assets under management.

Incentive income

        The Company earns incentive income based on net profits (as defined in the respective investment management agreements) of the Company's funds and certain managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. For the products we offer, incentive income earned is typically 20% for hedge funds and 10% for fund of funds (in certain cases in excess of a benchmark), in each case, of the net profits earned for the full year that are attributable to each fee-paying investor. Incentive income on real estate investments is earned in the year of a sale or realization of a private investment. Incentive income in the CHRP Funds is earned only after investors receive a full return of their capital plus a preferred return.

        In periods following a period of a net loss attributable to an investor, the Company does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a "high-water mark." The Company has elected to record incentive income revenue in accordance with "Method 2" of the Financial Accounting Standards Board ("FASB") accounting standards. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in a quarter's consolidated statement of operations may be subject to reversal in a subsequent quarter as a result of subsequent negative investment performance prior to the conclusion of the fiscal year, when all contingencies have been resolved. As a result of negative investment performance in 2008, and in the case of certain real estate funds, in 2009, the Company entered 2010 with high-water marks in certain of its fund products. These high-water marks require the funds to recover cumulative losses before the Company can begin to earn incentive income in 2010 and beyond with respect to the investments of investors who previously suffered losses. In 2010, the Ramius Value and Opportunity Funds surpassed their high water marks and the Company began to earn incentive income again on these products.

        Carried interest is subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to the Company based on cumulative results. As such, the accrual for potential repayment of previously received carried interest, which is a component of due to related parties, represents all amounts previously distributed to the Company, less an assumed tax liability, that would need to be repaid to certain real estate funds if these funds were to be liquidated based on the current fair value of the underlying funds' investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund's life.

Investment Banking

        The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace and defense, financial technology, REITs and alternative energy.

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

Brokerage

        Brokerage revenue consists of commissions, principal transactions, net and equity research fees.

  •
  Commissions Commission revenue includes fees from executing client transactions. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis.

  •
  Principal Transactions, net Principal transaction revenue includes net trading gains and losses from the Company's market-making activities in fixed income and over-the-counter equity securities, listed options trading, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

  •
  Equity Research Fees Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured.

Interest and dividends

        Interest and dividends are earned by the Company from various sources. The Company receives interest and dividends primarily from investments held by its Consolidated Funds and its brokerage balances from invested capital. Interest is recognized on an accrual basis and interest income is recognized on the debt of those issuers that is deemed collectible. Interest income and expense includes premiums and discounts amortized and accreted on debt investments based on criteria determined by the Company using the effective yield method, which assumes the reinvestment of all interest payments. Dividends are recognized on the ex-dividend date.

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

  •
  Interest and Dividends.  Amounts included within interest and dividend expense primarily relate to interest incurred on the Company's revolving line of credit.

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

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of December 31, 2010, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

        As of December 31, 2010, the Company recorded tax receivables resulting from refund claims stemming from the carry back of net operating losses to the Company's 2006 tax return. The Company received $4.1 million related to one of its refund claims in June 2010.

Redeemable Non-controlling Interests

        Redeemable non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. Due to the fact that the non-controlling interests are redeemable at the option of the holder they have been classified as temporary equity.

Assets Under Management and Fund Performance

Assets Under Management

        Assets under management refer to all of our alternative investment management products, solutions and services including hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services. Assets under management also include the fair value of assets we manage pursuant to separately managed accounts, collateralized debt obligations for which we are the collateral manager, and, as indicated in the footnotes to the table below, proprietary assets which the Company has invested in these products. Also, as indicated, assets under management for certain products represent committed capital and certain products where the Company owns a portion of the general partners.

        As of January 1, 2011, the Company had assets under management of $9.0 billion, an 8.75% increase as compared to assets under management of $8.3 billion as of December 31, 2009. The $728 million increase in assets under management during the year ended 2010 resulted from $578 million in net subscriptions (this includes redemptions during the year ended 2010, including redemptions effective on January 1, 2011, of $824 million, which represents assets returned to investors as a result of closing the Ramius Multi-Strategy Fund and the Enterprise Fund and the return of assets to UniCredit pursuant to the terms of Modification Agreement), and a $150 million performance-related increase in assets.

        The following table is a breakout of total assets under management by platform as of January 1, 2011.

Platform	Total Assets under Management		Primary Strategies
	(dollars in millions)
Hedge Funds	$1,385	(1)	Multi-Strategy
			Single Strategy
Alternative Solutions(2)	1,750	(2)	Multi-Strategy
			Single Strategy
			Customized Solutions
			Hedging Strategies
	1,125		Commodity Trading
			Advisory
Real Estate(3)	1,628	(4)	Debt
			Equity
Cowen Healthcare Royalty Partners(5)	1,041	(4)	Royalty Interests
Other(6)	2,113		Cash Management
			Mortgage Advisory

Total	$9,042

(1)
This amount includes the Company's invested capital of approximately $154 million as of January 1, 2011.

(2)
This amount includes the Company's invested capital of approximately $32 million (which includes the notional amount of one of the fund of funds products) as of January 1, 2011.

(3)
The Company owns between 30% and 55% of the general partners of the real estate business. We do not possess unilateral control over any of these general partners.

(4)
This amount reflects committed capital.

(5)
The Company shares the management fees from the CHRP Funds equally with the founders of the CHRP Funds. In addition, the Company receives a share of the carried interests of the general partners of the CHRP Funds of between 32.1% and 40.2%.

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

        The following table presents total assets under management by period:

		Year ended December 31,
	January 1, 2011
		2010	2009		2008	2007
		(dollars in thousands)
Beginning Assets under Management	$9,276,278	$8,313,638	$9,765,230		$12,900,355	$9,592,135
Net Subscriptions (Redemptions)	(234,832)	812,555	(1,780,117	)(2)	(1,066,714)	2,601,939
Net Performance(1)	—	150,085	328,525		(2,068,411)	706,281

Ending Assets under Management	$9,041,446	$9,276,278	$8,313,638		$9,765,230	$12,900,355

(1)
Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(2)
Net redemptions for 2009 include $807 million of capital commitments to the CHRP Funds that were part of Cowen Holdings prior to the Transactions.

Fund Performance

        The year 2010 was marked by a reversal in investors' appetite for risk assets. The year was also noteworthy for market participants' changing views on global economic activity and their focus on the effect of increased government intervention and new global policy initiatives. In effect, macro considerations seemed to play a larger role in almost every investment strategy.

        Ramius investment vehicles ended the year with positive results in each category. A combination of well-timed hedges earlier in the year, followed by solid execution in creating liquidity, provided investors in the multi-strategy funds with positive returns even as assets were being liquidated and distributions made. In 2010, the directly managed hedge funds as well as the customized hedge fund of funds portfolios have either met or exceeded the parameters of their individual mandates. In addition, longer-dated investment vehicles in areas such as real estate enjoyed higher valuations, rebounding sharply from 2009.

        The table below sets forth performance information as of December 31, 2010, for the Company's funds with assets greater than $200 million as well as information with respect to the firm's single-strategy hedge funds and RTS funds. The performance reflected below is representative of the net return of the most recently issued full fee paying class of fund interests offered for the respective fund. The net returns are net of all management and incentive fees, and are calculated monthly based on the change in an investor's current month ending equity as a percentage of their prior month's ending equity, adjusted for the current month's subscriptions and redemptions. Such returns are compounded monthly in calculating the final net year to date return. Performance information for the CHRP Funds are not presented due to existing confidentiality provisions.

        The following table presents fund performance for the year ended December 31, 2010, 2009, and 2008:

			Performance for Year Ended December 31,
Platform	Strategy	Largest Fund(1)	2010	2009	2008
Hedge Funds	Single Strategy	Ramius Value and Opportunity Fund Ltd. (Inception Mar. 1, 2006)	31.70%	16.88%	(20.81)%
		Ramius Global Credit Fund LP (Inception Oct. 1, 2009)	17.68% (4)	n/a	n/a
		Ramius Enterprise LP (Inception Jan. 1, 2008)	3.53% (2)	4.92%	(25.38	)%(2)
Alternative Solutions	Managed Accounts	Activist Portfolio with Hedging Overlay (Inception Sept. 1, 2007)	6.93%	12.03%	(8.90)%
	Global Macro/Managed Futures	RTS Global Fund LP (Inception Mar. 1, 2010)	4.61% (4)	n/a	n/a
		RTS Global 3X Fund LP (Inception Mar. 1, 2010)	18.51% (4)	n/a	n/a
Real Estate	Debt	RCG Longview Debt Fund IV, L.P.(3) (Inception Nov. 12, 2007)	14.48%	(19.46)%	(8.57)%
	Equity	RCG Longview Equity Fund, L.P.(3) (Inception Nov. 22, 2006)	21.74%	(0.87)%	(14.85)%
Other	Cash Management		0.96%	(0.28)%	3.67%

(1)
Products included above represent funds and accounts with assets under management greater than $200 million (excluding CHRP and Ramius Multi-Strategy Fund Ltd), the Company's single-strategy funds and the Ramius Trading Strategies funds. Ramius Multi-Strategy Fund Ltd and Ramius Enterprise LP have been closed to new investors and we began winding down these funds in 2010. Ramius Enterprise LP has been included above as the firm maintains a substantial proprietary equity investment in this entity. The inception date for a fund or account represent the initial date that the fund or account accepted capital from third party investors. As of January 1, 2011, the net assets of the funds presented above were $3.6 billion, or 40% of the total assets under management as of January 1, 2011 of $9.04 billion. Excluded from the table above are funds and managed accounts with $5.44 billion, or 60%, of total assets under management as of January 1, 2011. These include a total of 63 smaller individual funds and managed accounts, the Ramius Multi-Strategy Fund Ltd and the Cowen Healthcare Royalty Partners funds.

(2)
Performance does not reflect any increase in valuation for Lehman Brothers International (Europe) ("LBIE") assets which have been segregated.

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

Results of Operations

        To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income of our alternative investment management and broker-dealer segments follows the discussion of our total consolidated GAAP results. Economic Income reflects, on a consistent basis for all periods presented in the Company's consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income excludes certain adjustments required under GAAP. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company—Segment Analysis and Economic Income," and Note 21 to the Company's consolidated financial statements, appearing elsewhere in this Form 10-K, for a reconciliation of Economic Income to total Company net income (loss).

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

        The Company's 2010 results reflect twelve months of combined operations, while 2009 results reflect twelve months of legacy Ramius and two months of legacy Cowen.

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009
Consolidated Statements of Operations

	Year ended December 31,		Period to Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$38,965	$10,557	$28,408	269.1%
Brokerage	112,217	17,812	94,405	530.0%
Management fees	38,847	41,694	(2,847)	(6.8)%
Incentive income	11,363	1,911	9,452	494.6%
Interest and dividends	11,547	477	11,070	NM
Reimbursement from affiliates	6,816	10,326	(3,510)	(34.0)%
Other revenue	1,936	4,732	(2,796)	(59.1)%
Consolidated Funds revenues	12,119	36,392	(24,273)	(66.7)%

Total revenues	233,810	123,901	109,909	88.7%
Expenses
Employee compensation and benefits	194,919	96,592	98,327	101.8%
Interest and dividends	8,971	1,601	7,370	460.3%
General, administrative and other expenses	127,931	68,217	59,714	87.5%
Consolidated Funds expenses	8,121	23,581	(15,460)	(65.6)%

Total expenses	339,942	189,991	149,951	78.9%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	21,980	(2,154)	24,134	NM
Consolidated Funds net gains (losses)	31,062	20,999	10,063	47.9%

Total other income (loss)	53,042	18,845	34,197	181.5%

Income (loss) before income taxes	(53,090)	(47,245)	(5,845)	12.4%

Income taxes expense (benefit)	(21,400)	(8,206)	(13,194)	160.8%
Net income (loss)	(31,690)	(39,039)	7,349	(18.8)%
Income (loss) attributable to redeemable non-controlling interests	13,727	16,248	(2,521)	(15.5)%

Net income (loss) attributable to Cowen Group stockholders	$(45,417)	$(55,287)	$9,870	(17.9)%

Revenues

Investment Banking

        Investment banking revenues increased $28.4 million, or 269.1%, to $38.9 million for the year ended December 31, 2010 compared with $10.6 million in 2009. The 2009 revenues represent the investment banking activity for the period from November 2, 2009 to December 31, 2009, compared to a full year in 2010.

Brokerage

        Brokerage revenues increased $94.4 million, or 530.0%, to $112.2 million for the year ended December 31, 2010 compared with $17.8 million in 2009. The 2009 revenues represent the brokerage activity for the period from November 2, 2009 to December 31, 2009, compared to a full year in 2010.

Management Fees

        Management fees decreased $2.8 million, or 6.8%, to $38.8 million for the year ended December 31, 2010 compared with $41.7 million in 2009. The decrease was a result of returning assets to investors in 2010, as a result of closing the Ramius Multi-Strategy and Ramius Enterprise funds, and the return of assets to, and no longer charging management fees, to certain affiliates of UniCredit S.p.A effective July 1, 2010, pursuant to the terms of the Modification Agreement. This was partially offset by increases in assets under management in our single-strategy funds.

Incentive Income

        Incentive income increased $9.5 million to $11.4 million for the year ended December 31, 2010, compared to $1.9 million in 2009. The incentive income in 2010 is primarily a result of (i) the performance fees related to the Ramius Value and Opportunity Master Fund Ltd surpassing its high-water marks, (ii) two fund of funds managed accounts that have also surpassed their high-water marks and hurdles during the year and (iii) the performance of the Ramius Global Credit Master Fund Ltd.

Interest and Dividends

        Interest and dividends increased $11.1 million to $11.5 million for the year ended December 31, 2010 compared with $0.5 million in 2009. The increase was primarily attributable to an increase in interest income resulting from an increased number of investments in interest bearing securities during 2010 compared to 2009.

Reimbursements from Affiliates

        Reimbursements from affiliates decreased $3.5 million, or 34.0%, to $6.8 million for the year ended December 31, 2010 compared with $10.3 million in 2009. The decrease was attributable to a decrease in assets under management associated with the funds from which the Company receives the majority of its reimbursements.

Other Revenue

        Other revenue decreased $2.8 million, or 59.1%, to $1.9 million for the year ended December 31, 2010 compared with $4.7 million in 2009. The higher amount in 2009 was primarily related to a $1.9 million one-time legal settlement claim.

Consolidated Funds Revenues

        Consolidated Funds revenues decreased $24.2 million, or 66.7%, to $12.1 million for the year ended December 31, 2010 compared with $36.4 million in 2009. The decrease was primarily attributable to a decrease in Enterprise Fund's holdings of interest bearing securities due to unwinding of its investments.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses increased $98.3 million, or 101.8%, to $195.0 million for the year ended December 31, 2010 compared with $96.6 million in 2009. The increase was due to the impact of including two months of compensation and benefits expense associated with the legacy Cowen Holdings business in 2009 compared with twelve months in 2010, partially offset by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count in 2010 compared to 2009.

Interest and Dividends

        Interest and dividend expense increased $3.3 million, or 203.4%, to $4.9 million for the year ended December 31, 2010 compared with $1.6 million in 2009. Interest and dividends expense relates to interest on our credit facility in addition to increased trading activity with respect to the Company's investments.

General, Administrative and Other Expenses

        General, administrative and other expenses increased $59.7 million, or 87.5%, to $128 million for the year ended December 31, 2010 compared with $68.2 million in 2009. The increase was due to the impact of including two months of general, administrative and other expense associated with the legacy Cowen Holdings business during 2009 compared with twelve months of 2010, or $62.2 million, partially offset by implementing approximately $2.5 million of cost savings related to the integration of systems and facilities related to the Transactions.

Consolidated Funds Expenses

        Consolidated Funds expenses decreased $15.5 million, or 65.6%, to $8.1 million for the year ended December 31, 2010 compared with $23.6 million in 2009. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities, due to unwinding of its investment portfolio.

Other Income (Loss)

        Other income (loss) increased $34.2 million, or 181.5%, to $53.0 million for the year ended December 31, 2010 compared with $18.8 million in 2009. This primarily relates to an increase of $24.1 million in the performance of the Company's directly owned traded invested capital. In addition, the increase in consolidated funds net gains (losses) of $10.1 million was primarily attributable to the performance of RTS Global 3x Fund LP, which was consolidated by the Company in the first quarter of 2010 and a decrease in net losses from derivative activities in The Enterprise Fund. This was partially offset by the decrease in the performance of certain of Ramius consolidated multi-strategy funds and The Enterprise Fund due to the closing and ongoing wind down of these funds in 2010. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest.

Income Taxes

        Income tax benefit increased $13.2 million to $21.4 million for the year ended December 31, 2010 from $8.2 million in 2009. The Company's tax benefit increased primarily due to a $16.2 million increase in deferred tax benefits recorded pursuant to an Advance Tax Agreement upon the acquisition, by a consolidated subsidiary of the Company as part of a reinsurance service program, of Luxembourg reinsurance companies that carry deferred tax liabilities; partially offset by the recognition in 2009 of a $2.0 million benefit related to net operating loss carryback claims and $0.6 million of higher foreign taxes recorded by the Company's foreign subsidiaries resulting from increased pre-tax income, during 2010.

Income (Loss) Attributable to Redeemable non-controlling Interests

        Income (loss) attributable to redeemable non-controlling interests decreased by $2.5 million to $13.7 million for the year ended December 31, 2010 compared with $16.2 million in 2009. The period over period change was the result of an decrease in performance in the Consolidated Funds, primarily driven by Enterprise Master which has been in the process of closing and other consolidated multi strategy funds in wind down during 2010.

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

        The Company's 2009 results reflect twelve months of legacy Ramius results and two months of legacy Cowen Holdings results. The Company's 2008 results reflect twelve months of legacy Ramius results only.

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008
Consolidated Statements of Operations

	Year ended December 31,		Period to Period
	2009	2008	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$10,557	$—	$10,557	NM
Brokerage	17,812	—	17,812	NM
Management fees	41,694	70,818	(29,124)	(41.1)%
Incentive income	1,911	—	1,911	NM
Interest and dividends	477	1,993	(1,516)	(76.1)%
Reimbursement from affiliates	10,326	16,330	(6,004)	(36.8)%
Other revenue	4,732	6,853	(2,121)	(30.9)%
Consolidated Funds revenues	36,392	31,739	4,653	14.7%

Total revenues	123,901	127,733	(3,832)	(3.0)%
Expenses
Employee compensation and benefits	96,592	84,769	11,823	13.9%
Interest and dividends	1,601	1,820	(219)	(12.0)%
General, administrative and other expenses	68,217	53,036	15,181	28.6%
Goodwill impairment	—	10,200	(10,200)	(100.0)%
Consolidated Funds expenses	23,581	34,268	(10,687)	(31.2)%

Total expenses	189,991	184,093	5,898	3.2%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	(2,154)	(2,006)	(148)	7.4%
Consolidated Funds net gains (losses)	20,999	(198,485)	219,484	(110.6)%

Total other income (loss)	18,845	(200,491)	219,336	(109.4)%

Income (loss) before income taxes	(47,245)	(256,851)	209,606	(81.6)%

Income taxes expense (benefit)	(8,206)	(1,301)	(6,905)	530.7%

Net income (loss)	(39,039)	(255,550)	216,511	(84.7)%
Income (loss) attributable to redeemable non-controlling interests	16,248	(113,786)	130,034	(114.3)%

Net income (loss) attributable to Cowen Group stockholders	$(55,287)	$(141,764)	$86,477	(61.0)%

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

Incentive Income

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

(Income) Loss Attributable to Redeemable non-controlling Interests

        Income (loss) attributable to redeemable non-controlling interests increased $130.0 million, to a gain of $16.2 million for the year ended December 31, 2009 compared with a loss of $113.8 million in 2008. The period over period change was the result of improved performance in certain of the Consolidated Funds.

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

Economic Income (Loss)

        The performance measure used by the Company for each segment is Economic Income (Loss), which management uses to evaluate the financial performance of and make operating decisions for the firm as a whole and each segment. Accordingly, management assesses its business by analyzing the performance of each segment and believes that investors should review the same performance measure that it uses to analyze its segment and business performance. In addition, management believes that Economic Income (Loss) is helpful to gain an understanding of its segment results of operations because it reflects such results on a consistent basis for all periods presented.

        Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under GAAP, including our

Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income to GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 21 to the Company's audited consolidated financial statements included in this Form 10-K.

        In general, Economic Income (Loss) is a pre-tax measure that (i) presents the Company's results of operations without the impact resulting from the consolidation of any of the Company's funds, (ii) excludes goodwill impairment (although there were no goodwill impairment charges in either period presented), (iii) excludes allocations to the managing member, as there will be no such allocations in the future (although there were no allocations made to the managing member in either period presented), and (iv) excludes the reorganization expenses for the Transactions (in the 2009 period only) and one-time equity awards made in connection with the Transactions (in the 2010 period only). In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities. For GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for GAAP purposes is presented gross as part of revenue.

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

        Our broker-dealer segment generates Economic Income revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace and defense, financial technology, REITs and alternative energy. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage.

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

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

        For the year ended December 31, 2010, the Company's alternative investment management segment includes twelve months of its hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate funds, healthcare royalty funds, cash management services and other investment platforms operating results. In addition, the alternative investment management segment includes twelve months of CHRP's operating results for the year ended December 31, 2010, as a result of the Transactions. For the year ended December 31, 2009, the Company's alternative investment management segment includes twelve months of its hedge funds, fund of funds, real estate and other investment platforms operating results. In addition, the alternative investment management segment includes two months of CHRP's operating results in 2009, as a result of the Transactions.

        For the year ended December 31, 2010, the Company's broker-dealer segment includes twelve months of its investment banking and brokerage businesses' operating results. For the year ended December 31, 2009, the Company's broker-dealer segment includes two months of its investment banking and brokerage businesses' operating results as the historic results of operations reflect the legacy Ramius business only.

	Year ended December 31,
	2010			2009			Total Period-to-Period
	Alternative Investment Management		Total 2010	Alternative Investment Management		Total 2009
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$38,965	$38,965	$—	$10,557	$10,557	$28,408	269.1%
Brokerage	—	112,217	112,217	—	17,812	17,812	94,405	530.0%
Management fees	51,440	—	51,440	53,940	—	53,940	(2,500)	(4.6)%
Incentive income (loss)	9,615	—	9,615	(6,996)	—	(6,996)	16,611	(237.4)%
Investment income (loss)	59,638	(221)	59,417	21,958	—	21,958	37,459	170.6%
Other revenue	932	7	939	3,536	—	3,536	(2,597)	(73.4)%

Total economic income revenues	121,625	150,968	272,593	72,438	28,369	100,807	171,786	170.4%

Economic Income Expenses
Compensation and benefits	58,831	127,062	185,893	63,207	30,032	93,239	92,654	99.4%
Non-compensation expenses—Fixed	29,894	64,255	94,149	41,889	10,946	52,835	41,314	78.2%
Non-compensation expenses—Variable	6,672	27,022	33,694	3,467	3,674	7,141	26,553	371.8%
Reimbursement from affiliates	(7,315)	—	(7,315)	(11,044)	—	(11,044)	3,729	(33.8)%

Total economic income expenses	88,082	218,339	306,421	97,519	44,652	142,171	164,250	115.5%

Net economic income (loss) (before non-controlling interest)	33,543	(67,371)	(33,828)	(25,081)	(16,283)	(41,364)	7,536	(18.2)%
Non-controlling interest	(1,759)	—	(1,759)	(602)	—	(602)	(1,157)	192.2%

Economic income (loss)	$31,784	$(67,371)	$(35,587)	$(25,683)	$(16,283)	$(41,966)	$6,379	(15.2)%

Economic Income Revenues

        Total Economic Income revenues were $272.6 million for the year ended December 31, 2010, an increase of $171.8 million compared to economic income revenues of $100.8 million for the year ended December 31, 2009.

Alternative Investment Management Segment

        Alternative investment management segment economic income revenues was $121.6 million for the year ended December 31, 2010, an increase of $49.2 million compared to economic income revenues of $72.4 million for the year ended December 31, 2009.

        Management Fees.    Management fees for the segment decreased $2.5 million, or 4.6%, to $51.4 million for the year ended December 31, 2010 compared with $53.9 million for 2009. The decrease was a result of returning assets to investors in 2010, as a result of closing the Ramius Multi-Strategy Fund and the Enterprise Fund, and the return of assets to, and no longer charging management fees, to certain affiliates of UniCredit S.p.A effective July 1, 2010, pursuant to the terms of the Modification Agreement. This was partially offset by increases in assets under management in our single-strategy funds.

        Incentive Income (Loss).    Incentive income for the segment increased $16.6 million to $9.6 million for the year ended December 31, 2010 compared to a loss of $7.0 million for 2009. The loss in the prior year was primarily due to a reversal of previously recorded incentive income allocations from Ramius's interests in the general partner of a certain real estate fund pursuant to the terms of the governing documents of such funds. The incentive income in 2010 is primarily a result of (i) the performance fees related to the Value and Opportunity fund surpassing its high-water marks, (ii) two fund of funds managed accounts that have also surpassed their high-water marks and hurdles during the year and (iii) the performance of the Global Credit fund.

        Investment Income.    Investment income for the segment increased $37.6 million to $59.6 million for the year ended December 31, 2010, compared to income of $22.0 million for 2009. The increase is a result of revenue generated from the Luxembourg reinsurance service program and a general increase in performance in the Company's invested capital.

        Other Revenue.    Other revenue for the segment decreased $2.5 million to $1.0 million for the year ended December 31, 2010, compared to $3.5 million for 2009.

Broker-Dealer Segment

        Broker-dealer segment economic income revenues were $151.0 million for the year ended December 31, 2010, an increase of $122.6 million compared to economic income revenues of $28.4 million for the year ended December 31, 2009. The increase was primarily attributable to the inclusion of only two months of the legacy Cowen Holdings brokerage revenues as compared to twelve months during 2010.

        Investment Banking.    Investment banking revenues increased $28.4 million, or 269%, to $39.0 million for the year ended December 31, 2010 compared with $10.6 million for 2009. The 2009 represents the investment banking activity of Cowen and Company for the period from November 2, 2009 through December 31, 2009. During the year ended December 31, 2010, the Company completed thirty one underwriting transactions, six private capital raising transactions and twelve strategic advisory transactions. During November and December of 2009, the Company completed five underwriting transactions, two private capital raising transactions and three strategic advisory transactions.

        Brokerage.    Brokerage revenues increased $94.4 million, or 530%, to $112.2 million for the year ended December 31, 2010 compared with $17.8 million for 2009. The increase was primarily attributable to the inclusion of only two months of the legacy Cowen Holdings brokerage revenues as compared to twelve months during 2010.

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense increased $92.7 million, or 99.4%, to $185.9 million for the year ended December 31, 2010, compared with $93.2 million in 2009. The increase was primarily attributable to the inclusion of only two months of legacy Cowen Holdings compensation and benefits expense during 2009.

        Compensation and benefits expenses for the alternative investment management segment decreased $4.4 million, or 6.9%, to $58.8 million for the year ended December 31, 2010 compared with $63.2 million in 2009. The decrease was driven by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count.

        Compensation and benefits expenses for the broker-dealer segment increased $97.1 million to $127.1 million for the year ended December 31, 2010 compared with $30.0 million in 2009. The increase was primarily attributable to the inclusion of only two months of the legacy Cowen Holdings compensation and benefits expense during 2009 as compared to twelve months during 2010.

        Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $41.3 million, or 78.2%, to $94.1 million for the year ended December 31, 2010 compared to $52.8 million in 2009. The increase was primarily due to the inclusion of two months of fixed non-compensation expenses associated with the legacy Cowen Holdings business during 2009, partially offset by a decrease in non-compensation expense from the alternative investment management business.

        Fixed non-compensation expenses for the alternative investment management segment decreased $12.0 million, or 28.6%, to $29.9 million for the year ended December 31, 2010 compared with $41.9 million in 2009. Fixed non-compensation expenses for the broker-dealer segment increased $53.4 million to $64.3 million for the year ended December 31, 2010 compared with $10.9 million in 2009.

        The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2010 and 2009:

	Year ended December 31,		Period-to-Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$1,026	$1,549	$(523)	(33.8)%
Professional, advisory and other fees	14,032	12,249	1,783	14.6%
Occupancy and equipment	18,167	13,969	4,198	30.1%
Depreciation and amortization	11,432	5,751	5,681	98.8%
Service fees	15,813	4,453	11,360	255.1%
Other	33,679	14,864	18,815	126.6%

Total	$94,149	$52,835	$41,314	78.2%

        Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $26.6 million to $33.7 million for the year ended December 31, 2010 compared to $7.1 million in 2009. The increase was due to the inclusion of two months of variable non-compensation expenses associated with the legacy Cowen and Company business during 2009 related to Cowen and Company's investment banking and broker dealer businesses as compared to twelve months during 2010. During the fourth quarter of 2010, variable expenses of $4.3 million were incurred related to Luxembourg reinsurance transactions, of which $3.3 million related to transaction related costs, and $1.0 million related to administrative costs.

        The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2010 and 2009:

	Year ended December 31,		Period-to-Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$15,280	$2,451	$12,829	523.4%
Expenses related to Luxembourg reinsurance companies	4,279	—	4,279	NM
Marketing and business development	14,135	4,690	9,445	201.4%

Total	$33,694	$7,141	$26,553	371.8%

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased $3.7 million, or 33.8%, to $7.3 million for the year ended December 31, 2010 compared with $11.0 million in 2009. The decrease was mainly attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.

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

	Year ended December 31,
	2009			2008
					Total Period-to-Period
	Alternative Investment Management		Total 2009	Total 2008
		Broker-Dealer			$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$10,557	$10,557	$—	$10,557	NM
Brokerage	—	17,812	17,812	—	17,812	NM
Management fees	53,940	—	53,940	84,621	(30,681)	(36.3)%
Incentive income (loss)	(6,996)	—	(6,996)	(2,586)	(4,410)	170.5%
Investment income (loss)	21,958	—	21,958	(104,939)	126,897	(120.9)%
Other revenue	3,536	—	3,536	4,004	(468)	(11.7)%

Total economic income revenues	72,438	28,369	100,807	(18,900)	119,707	(633.4)%

Economic Income Expenses
Compensation and benefits	63,207	30,032	93,239	84,769	8,470	10.0%
Non-compensation expenses—Fixed	41,889	10,946	52,835	48,061	4,774	9.9%
Non-compensation expenses—Variable	3,467	3,674	7,141	4,030	3,111	77.2%
Reimbursement from affiliates	(11,044)	—	(11,044)	(17,394)	6,350	(36.5)%

Total economic income expenses	97,519	44,652	142,171	119,466	22,705	19.0%

Net economic income (loss) (before non-controlling interest)	(25,081)	(16,283)	(41,364)	(138,366)	97,002	(70.1)%
Non-controlling interest	(602)	—	(602)	5,501	(6,103)	(110.9)%

Economic income (loss)	$(25,683)	$(16,283)	$(41,966)	$(132,865)	$90,899	(68.4)%

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

        Management Fees.    Management fees for the segment decreased $30.7 million, or 36%, to $53.9 million for the year ended December 31, 2009 compared with $84.6 million for 2008. The decrease was due to the decrease in assets under management.

        Incentive Income (Loss).    Incentive loss for the segment increased $4.4 million to a loss of $7.0 million for the year ended December 31, 2009 compared to a loss of $2.6 million for 2008 primarily as a result of an increase in a reversal, in the current year period, of previously recorded incentive income allocations from Ramius's interests in the general partner of a certain real estate fund pursuant to the terms of the governing documents of such fund. In addition, as of December 31, 2009 there was a $4.5 million accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds' lead investor. Furthermore, many of the funds now have high-water marks so that Ramius will not earn incentive income with respect to the investments of the fund investors who suffered such losses last year until the investors recover their losses.

        Investment Income.    Investment income for the segment increased $127.0 million, or 121%, to a gain of $22.0 million for the year ended December 31, 2009, compared with a loss of $105.0 million for 2008. The increase is a result of positive fund performance in the current year period versus negative performance in the prior year period as a result of the general unprecedented levels of market volatility, and liquidity constraints that began in the third quarter of 2008 that affected almost every asset class globally.

        Other Revenue.    Other revenue for the segment decreased $0.5 million, or 12%, to $3.5 million for the year ended December 31, 2009, compared with $4.0 million for 2008. The decrease was primarily due to the elimination of stock loan fee income as Ramius exited that business in the fourth quarter of 2008, and the elimination of placement fee income. Ramius exited the placement agent business in the third quarter of 2009.

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

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense increased to $93.2 million for the year ended December 31, 2009, an increase of $8.4 million compared to $84.8 million in 2008. The increase was attributable to the inclusion of two months of legacy Cowen and Company compensation and benefits expense in 2009.

        Compensation and benefits expenses for the alternative investment management segment decreased $21.6 million, or 25%, to $63.2 million for the year ended December 31, 2009 compared with $84.8 million in the prior year period. The decrease was driven by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count.

        Compensation and benefits expenses for the broker-dealer segment were $30.0 million for the year ended December 31, 2009, which represents two months of operations of legacy Cowen. There were no broker-dealer segment compensation and benefits expenses in 2008 as the historic results of operations only reflect the legacy Ramius business.

        Non-compensation Expenses—fixed.    Non-compensation expenses for the alternative investment management segment were $41.9 million for the year ended December 31, 2009. Non-compensation expenses for the broker-dealer segment were $10.9 million for the year ended December 31, 2009, which represents two months of legacy Cowen Holdings. The following table shows the components of the non-compensation expenses, in total, for the year ended December 31, 2009 and 2008.

        The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2009 and 2008:

	Year ended December 31,		Period-to-Period
	2009	2008	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$1,549	$1,500	$49	3.3%
Professional, advisory and other fees	12,249	13,803	(1,554)	(11.3)%
Occupancy and equipment	13,969	11,401	2,568	22.5%
Depreciation and amortization	5,751	4,611	1,140	24.7%
Other	19,317	16,746	2,571	15.4%

Total	$52,835	$48,061	$4,774	9.9%

        Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $3.1 million to $7.1 million for the year ended December 31, 2009 compared to $4 million in the prior year. The increase was due to the inclusion of two months variable non-compensation expenses associated with the legacy Cowen Holdings business during 2009 related to Cowen Holdings investment banking and broker dealer businesses and was offset by a reduction in variable non-compensation expenses in the Alternative Investment management business.

        The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2009 and 2008:

	Year ended December 31,		Period-to-Period
	2009	2008	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$2,451	$—	$2,451	NM
Marketing and business development	4,690	4,030	660	16.4%

Total	$7,141	$4,030	$3,111	77.2%

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased $6.4 million, or 37%, to $11.0 million for the year ended December 31, 2009 compared with $17.4 million for 2008. The decrease was attributable to lower assets under management in the 2009 period as such allocations are largely made based on a percentage of assets under management.

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

        Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2010, we had cash and cash equivalents of $36.4 million, which includes $12.4 million held in foreign subsidiaries, and net liquid investment assets of $233 million. At December 31, 2010, the Company's investment in the Enterprise Fund was valued at $153.6 million. The Company received total distributions of $142.4 million from the Enterprise Fund during 2010 which includes the January 1, 2011 redemption of $12.5 million. On September 29, 2011, the Company will need to repay all amounts outstanding under the loan facility.

        The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries bi-weekly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year in February.

        As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Impacting Our Business" we have entered into a modification agreement with affiliates of Unicredit S.p.A. It is not expected to have a material impact on the Company's liquidity and capital resources.

        As of December 31, 2010, the Company had unfunded commitments of $8.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. In addition, the Company has committed to invest $40.7 million in CHRP Funds as a limited partner of the CHRP Funds and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through December 31, 2010, the Company has funded $18.9 million towards these commitments.

        As a registered broker-dealer, Cowen and Company is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Cowen and Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2010, Cowen and Company had total net capital of approximately $27.7 million, which was approximately $26.7 million in excess of its minimum net capital requirement of $1.0 million.

        Cowen and Company is exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.

        Proprietary accounts of introducing brokers ("PAIB") held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, if applicable.

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At December 31, 2010, Ramius UK's Financial Resources of $3.8 million exceeded its minimum requirement of $0.4 million by $3.4 million. At December 31, 2010, CIL's Financial Resources of $5.1 million exceeded its minimum requirement of $2.7 million by $2.4 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At December 31, 2010, CLAL's Financial Resources of $0.8 million exceeded the minimum requirement of $0.1 million by $0.7 million.

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

Cash Flows Analysis

        The Company's primary sources of cash are derived from its operating activities, fees, realized returns on its own invested capital and borrowings under its line of credit. The Company's primary uses of cash include compensation, general and administrative expenses and payments of interest and principal under its line of credit. Cash flow results during the year ended December 31, 2008 only reflect the cash flows and net loss of Ramius LLC prior to the Transactions. The cash flow results during the year ended December 31, 2009 only include the cash flows of the legacy Cowen Holdings business for two months. As a result, the cash flow amounts from operating, investing and financing activities for the year ended December 31, 2010, 2009, and 2008 are not comparable.

        Operating Activities.    Net cash used in operating activities of $51.6 million for the year ended December 31, 2010 was predominately related to cash payments for purchases of securities related the Company's invested capital and Consolidated Funds offset partially by proceeds from sales of securities owned by the Company and the Consolidated Funds. Net cash provided by operating activities of $110.3 million for the year ended December 31, 2009 was predominately related to cash acquired upon the completion of the Transactions, proceeds from sales of securities and sales of other investments, partially offset by a net cash loss and purchases of securities owned. Net cash used in operating activities of $96.7 million for the year ended December 31, 2008 was predominately related to a net cash loss, partially offset by the reduction in securities owned and fees receivable. In 2008, the Company wound down its securities lending operation which resulted in a significant change in receivables from brokers mostly offset by a corresponding change in payable to brokers.

        Investing Activities.    Net cash used in investing activities of $109.5 million for the year ended December 31, 2010 was primarily from the purchase of other investments related to the Company's invested capital and increased reverse repurchase agreement activity. Net cash provided by investing activities of $8.9 million for the year ended December 31, 2009 was primarily due to the proceeds from sale of other investments. Net cash used in investing activities of $16.1 million for the year ended December 31, 2008 was primarily due to the purchase of fixed assets related to the relocation of the Company's headquarters into new office space.

        Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2010 was $50 million primarily related to increased repurchase agreement activity partially offset by a repayment on the line of credit and payments by the Consolidated Funds for capital withdrawals. For the year ended December 31, 2009 net cash used in financing activities was $18.5 million, the financing activities excluding the consolidated entities provided net cash of $80.6 million due to proceeds from a capital raising event in December 2009 which was partially offset by capital withdrawals of $23.9 million, which were mostly redeemed prior to the Transactions, and $10.4 million used to purchase the 50% interest in Ramius Alternative Solutions. For the twelve months ended December 31, 2008 net cash provided by financing activities was $141.6 million, however, the financing activities excluding the consolidated entities used net cash of $11.7 million primarily driven by a net withdrawal of $21 million of member's capital.

Short-Term Borrowings and other debt

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit. As of December 31, 2010 and December 31, 2009, the Company had borrowings of $24.0 million and $43.0 million, respectively, under the line of credit portion. The Company also had a letter of credit of $6.7 million at December 31, 2009 with HVB AG. At the Company's election and discretion, borrowings under this collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 0.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 2.75%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 2.75%. The 2009 collateralized revolving credit agreement was to mature on November 2, 2009 but was extended; $25.0 million was extended through January 4, 2010 and $25 million was extended through September 29, 2011. All terms of the extended collateralized revolving credit agreement remain the same except the following: at the Company's election and discretion, borrowings under the extended 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 3.5%. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of December 31, 2010 and during the period from June 3, 2009 to December 31, 2010, the Company was in compliance with these covenants.

        During 2010, HVB AG notified us that they will not be renewing the $6.7 million letter of credit which supports the lease of office space in New York. The Company has replaced that letter of credit with a new letter of credit by another financial institution which expires December 12, 2011.

        On January 4, 2010, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $25 million to HVB AG, reducing its revolving line of credit balance.

        Interest incurred on the Company's lines of credit (in combination with all previous lines of credit) for the years ended December 31, 2010, 2009 and 2008 was $1.0 million, $1.5 million and $1.5 million, respectively.

        Cash collateral pledged at December 31, 2009, on the consolidated statements of financial condition, represents collateral that was required to be posted for obligations or potential obligations under the letter of credit discussed above pursuant to the lease agreement for the Company's premises in New York City. This collateral was released with the terms of the extended collateralized revolving credit agreement. The Company's investment in Enterprise Master through the Enterprise Fund has been pledged as collateral under the line of credit portion of the revolving credit agreement discussed above.

        In November 2010, the Company borrowed $0.6 million and $1.5 million to fund insurance premium payments. These notes bear interest at 5.05% and 4.95%, respectively and are due in October of 2011. As of December 31, 2010, the outstanding balance on these combined notes payable was $1.4 million. Interest expense for the year ended December 31, 2010 was not significant.

        As of December 31, 2010 the Company also has four additional irrevocable letters of credit, for which there is cash collateral pledged, including (i) $50,000, which expires on July 12, 2011, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2011, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease and (iii) $82,000, which expires on May 12, 2011, supporting the Company's San Francisco office and (iv) $1.2 million which expires on August 31, 2011, supporting the Company's lease of additional office space in New York. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2010 and December 31, 2009, there were no amounts due related to these letters of credit.

        Ramius Levered Multi-Strategy FOF LP had a $100.0 million line of credit with a major financial institution with a minimum borrowing amount of $20.0 million. Levered FOF could borrow on this line of credit up to 72% of the amount of collateral pledged. In accordance with the loan agreement, interest accrued on the loan as well as custodian and other fees incurred by Levered FOF in connection with the loan was capitalized and added to the total outstanding balance of the loan. During 2008, due to Levered FOF going into liquidation, the minimum borrowing amount was waived. As of December 31, 2008, the outstanding balance on this line of credit was $10.0 million. This loan bears interest at LIBOR plus 1.35% per annum. Due to the floating rate of interest, its carrying value approximates fair value. At December 31, 2008, all investments owned by Levered FOF were pledged as collateral in connection with this line of credit. Interest incurred on Levered FOF's line of credit during the years ended December 31, 2009 and 2008 was $0 and $1.6 million, respectively. Levered FOF's line of credit was repaid in full as of February 5, 2009 and was discontinued on that date.

Contractual Obligations

        The following tables summarize the Company's contractual cash obligations as of December 31, 2010:

	Total	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$135,439	$52,081	$22,104	$61,254
Service Payments	37,079	28,943	8,136	—
Capital leases	6,974	4,475	2,422	77
Aircraft	5,426	5,279	147	—

Total	$184,918	$90,778	$32,809	$61,331

Debt
Line of Credit	$24,000	$24,000	$—	$—
Interest Payable—Line of Credit	132	132	—	—
Notes Payable	1,396	1,396	—	—
Letter of Credit	—	—	—	—
Benefit Plan	633	633	—	—

Total	$26,161	$26,161	$—	$—

(1)
Estimated 2010 funding requirements for the Company's defined benefit plan. Future contributions to the plan beyond 2010 cannot reasonably be estimated and are excluded from the table above.

Clawback obligations

        For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received Carried Interest distributions.

        The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate fund's with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances.

        As of December 31, 2010, the clawback obligations were $6.2 million. (See Note 23 "Related Party Transactions" and Note 17 "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.)

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as of December 31, 2010. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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

        The following is a summary of what the Company believes to be its most critical accounting policies and estimates:

Consolidation

        The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting operating entity ("VOE") or a variable interest entity ("VIE") under US GAAP.

        Voting Operating Entities—VOEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity's economic performance. VOEs are consolidated in accordance with Financial Accounting Standards Board ("FASB") accounting standards. In accordance with these standards, the Company presently consolidates five funds deemed to be VOEs for which it acts as the general partner and investment manager. RTS Global 3x Fund LP ("RTS Global 3x") was first consolidated in the first quarter of 2010, when it commenced operations.

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

        As at December 31, 2010 the Company consolidates the following funds (the "Consolidated Funds"): the Enterprise Fund, Ramius Multi-Strategy FOF LP ("Multi-Strat FOF"), Ramius Vintage Multi-Strategy FOF LP ("Vintage LP"), Ramius Levered Multi-Strategy FOF LP ("Levered FOF"), and RTS Global 3x.

        Variable Interest Entities—VIEs are entities that lack one or more of the characteristics of a VOE. In accordance with FASB accounting standards, an enterprise must consolidate all VIEs of which it is the primary beneficiary. Under the new FASB consolidation model for VIEs (as discussed in "Recently adopted accounting pronouncements"), an enterprise that (1) has the power to direct the activities of a VIE that most significantly impacts the VIE's economic performance, and (2) has an obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, is considered to have a controlling financial interest in the VIE and thus is required to consolidate it.

        However, the FASB has deferred the application of the new consolidation model for VIEs that meet certain conditions, as discussed in "Recent adopted accounting pronouncements". Where the VIEs have qualified for the deferral, the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a variable interest entity and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the VIE's expected losses, receive a majority of the VIEs expected residual returns, or both. If this condition is met, the Company is considered to have a controlling financial interest in the VIE and thus is required to consolidate it.

        Under both guidelines, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously.

        The Company determines whether it is the primary beneficiary of a VIE by performing a qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, terms of any contracts between the Company and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2010, the Company does not consolidate any VIEs.

        The Company has determined that it no longer exercises control over Cowen Healthcare Royalty GP, LLC (the "CHRP GP") as it no longer acts as managing member of this entity, and beginning with the first quarter of 2010, no longer consolidates this entity. The Company now accounts for its investment in the CHRP GP under the equity method of accounting. Ramius Alternative Replication Fund Ltd ("Replication Ltd") was consolidated as of April 1, 2010, when the Company first invested in the fund. This fund was deconsolidated on October 1, 2010 when the investment in the fund ceased providing the Company with a controlling interest and included within portfolio funds, at fair value as of December 31, 2010.

        As at December 31, 2010 and 2009, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd ("Enterprise Master"), Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP (the "Unconsolidated Master Funds") through three of its Consolidated Funds: the Enterprise Fund, Multi-Strat FOF and Vintage FOF (the "Consolidated Feeder Funds"), respectively. Investment companies like the Consolidated Feeder Funds, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under FASB accounting standards, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.

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

        The Company evaluates for impairment its equity method investments whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary.

        Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to FASB accounting standards. The Consolidated Funds report their investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected as a component of operations. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Ramius Securities LLC ("Ramius Securities") and Cowen and Company, apply the specialized industry accounting for brokers and dealers in securities also prescribed under FASB accounting standards. The Company also has retained this specialized accounting in consolidation.

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

Incentive Income

        The Company earns incentive income based on the net profits, as defined in the respective investment management agreements with Company's funds and certain managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. Incentive income earned is typically between 10% and 20% for hedge funds and 10% for fund of funds of the net profits earned for the full year that are attributable to each fee-paying investor. Incentive income on real estate investments is earned in the year of a sale or realization of a private investment. Incentive income in the CHRP Funds is earned only after investors receive a full return of their capital plus a preferred return.

        In periods following a period of a net loss attributable to an investor, the Company does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered. Incentive income, once earned, is not subject to repayment. The Company has elected to record incentive income revenue in accordance with "Method 2" of FASB accounting standards. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in a quarter's consolidated statement of operations may be subject to reversal in a subsequent quarter as a result of subsequent negative investment performance prior to the conclusion of the fiscal year, when all contingencies have been resolved. As a result of negative investment performance in 2008, and in the case of certain real estate funds, in 2009, the Company entered 2010 with high-water marks in many funds that the Company manages. These high-water marks require the funds to recover cumulative losses before the Company can begin to earn incentive income in 2010 and beyond until the high-water marks are reached with respect to the capital accounts of the funds' investors who suffered losses in 2008, and in the case of certain real estate funds, in 2009. In 2010, the Ramius Value and Opportunity Funds surpassed their high-water marks and the Company began to earn incentive income again on these products.

        Carried interest is subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to the Company based on cumulative results. As such, the accrual for potential repayment of previously received carried interest, which is a component of due to related parties, represents all amounts previously distributed to the Company, less an assumed tax liability, that would need to be repaid to certain real estate funds if these funds were to be liquidated based on the current fair value of the underlying funds' investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund's life.

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

Legal Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with FASB accounting standards. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. The consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 17 to the Company's consolidated financial statements for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the consolidated statements of financial condition.

Future adoption of accounting pronouncements

        As of December 31, 2010, none of the changes to the Codification issued by the FASB that are not yet effective are expected to have an impact on the Company's financial position or results of operations.

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

Custody and prime brokerage risks

        There are risks involved in dealing with the custodians or prime brokers who settle trades. Under certain circumstances, including certain transactions where the Company's assets are pledged as collateral for leverage from a non-broker-dealer custodian or a non-broker-dealer affiliate of the prime broker, or where the Company's assets are held at a non-U.S. prime broker, the securities and other assets deposited with the custodian or broker may be exposed to credit risk with regard to such parties. In addition, there may be practical or timing problems associated with enforcing the Company's rights to its assets in the case of an insolvency of any such party.

Market risk

        Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is primarily related to the fluctuation in the fair values of securities owned and sold, but not yet purchased in the Company's funds and our role as a financial intermediary in customer trading and to our market making and investment activities. Market risk is inherent in financial instruments and risks arise in options, warrants and derivative contracts from changes in the fair values of their underlying financial instruments. Securities sold, but not yet purchased, represent obligations of the Company's funds to deliver specified securities at contracted prices and thereby create a liability to repurchase the securities at prevailing future market prices. We trade in equity securities as an active participant in both listed and over the counter markets. We typically maintain securities in inventory to facilitate our market making activities and customer order flow. We may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. In connection with our trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities are intended to ensure that our trading strategies are conducted within acceptable risk tolerance parameters, particularly when we commit our own capital to facilitate client trading. Activities inclde price verification procedures, position reconciliations and reviews of transaction booking. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.

        A 10% change in the fair value of the investments held by the Company's funds as of December 31, 2010 would result in a change of approximately $904 million in our assets under management and would impact management fees by approximately $5.1 million. This number is an estimate. The amount would be dependent on the fee structure of the particular fund or funds that experienced such a change.

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

        In addition, the Company's debt obligations bear interest at rates indexed to LIBOR. For every 1% increase in LIBOR, as of December 31, 2009, our annual interest expense will increase by $0.2 million.

Credit risk

        The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2010, the Company had recorded no liability.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

        For Management's report on internal control over financial reporting see page F-2, and attestation report of our independent registered public accounting firm see page F-3.

        In addition, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information in the definitive proxy statement for our 2011 annual meeting of stockholders under the captions "Executive Officers," "Board of Directors," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 11.    Executive Compensation

        The information in the definitive proxy statement for our 2011 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in the definitive proxy statement for our 2011 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information in the definitive proxy statement for our 2011 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information in the definitive proxy statement for our 2011 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this Annual Report on Form 10-K:

  1.
  Consolidated Financial Statements

  The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-85 hereof.

  2.
  Financial Statement Schedules

  Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

  3.
  Exhibits

  See the Exhibit Index on pages E-1 through E-4 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

 Management's Report on Internal Control over Financial Reporting

        Management of Cowen Group, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        As of the end of the Company's 2010 fiscal year, management conducted an assessment of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2010 was effective.

        Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

        The Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cowen Group, Inc.

        In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in equity, and cash flows present fairly, in all material respects, the financial position of Cowen Group, Inc. and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 11, 2011

Cowen Group, Inc.

Consolidated Statements of Financial Condition

As of December 31, 2010 and 2009

(in thousands, except share and per share data)

	As of December 31,
	2010	2009
Assets
Cash and cash equivalents	$36,354	$147,367
Cash collateral pledged	8,633	7,246
Securities owned, at fair value	474,095	54,153
Securities purchased under agreement to resell	97,755	—
Other investments	40,320	28,490
Receivable from brokers	95,937	32,525
Fees receivable	31,688	22,446
Due from related parties (see Note 23)	16,370	14,860
Fixed assets, net of accumulated depreciation and amortization of $17,764 and $16,449, respectively	36,591	32,603
Goodwill	27,179	27,179
Intangible assets, net of accumulated amortization of $8,146 and $4,506, respectively	12,754	16,394
Other assets	19,456	24,199
Consolidated Funds
Cash and cash equivalents	7,210	625
Securities owned, at fair value	8,722	—
Other investments, at fair value	333,374	550,407
Other assets	732	947

Total Assets	$1,247,170	$959,441

Liabilities and Stockholders' Equity
Securities sold, not yet purchased, at fair value	$197,916	$14,812
Securities sold under agreement to repurchase	192,165	—
Payable to brokers	85,655	3,817
Compensation payable	76,204	80,923
Short-term borrowings and other debt	31,733	49,746
Fees payable (see Note 23)	8,797	5,387
Due to related parties (see Note 23)	9,187	8,103
Accounts payable, accrued expenses and other liabilities	42,267	65,599
Consolidated Funds
Capital withdrawals payable	7,817	26,312
Accounts payable, accrued expenses and other liabilities	1,827	392

Total Liabilities	653,568	255,091

Commitments and Contingencies (see Note 17)
Redeemable non-controlling interests	144,346	230,825

Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 75,490,209 and 74,743,163 shares issued and outstanding as of December 31, 2010 and 2009, respectively (including 1,554,124 and 2,323,116 restricted shares, respectively)	726	726
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	504,480	483,872
(Accumulated deficit) retained earnings	(55,970)	(10,553)
Accumulated other comprehensive income (loss)	20	(520)

Total Stockholders' Equity	449,256	473,525

Total Liabilities and Stockholders' Equity	$1,247,170	$959,441

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenues
Investment banking	$38,965	$10,557	$—
Brokerage	112,217	17,812	—
Management fees	38,847	41,694	70,818
Incentive income	11,363	1,911	—
Interest and dividends	11,547	477	1,993
Reimbursement from affiliates	6,816	10,326	16,330
Other revenues	1,936	4,732	6,853
Consolidated Funds
Interest and dividends	11,733	33,697	30,267
Other	386	2,695	1,472

Total revenues	233,810	123,901	127,733
Expenses
Employee compensation and benefits	194,919	96,592	84,769
Floor brokerage and trade execution	17,143	2,451	—
Interest and dividends	8,971	1,601	1,820
Professional, advisory and other fees	14,547	20,140	9,829
Service fees	15,814	4,452	3,974
Communications	13,972	2,906	1,574
Occupancy and equipment	18,119	11,835	11,401
Depreciation and amortization	11,543	5,761	4,611
Client services and business development	14,470	7,804	8,647
Goodwill impairment	—	—	10,200
Other	22,323	12,868	13,000
Consolidated Funds
Interest and dividends	3,078	14,017	28,806
Professional, advisory and other fees	3,094	6,500	2,790
Floor brokerage and trade execution	995	707	1,228
Other	954	2,357	1,444

Total expenses	339,942	189,991	184,093
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	21,980	(2,154)	(2,006)
Consolidated Funds:
Net realized and unrealized gains (losses) on investments and other transactions	33,116	55,908	(216,910)
Net realized and unrealized gains (losses) on derivatives	(761)	(31,750)	6,771
Net gains (losses) on foreign currency transactions	(1,293)	(3,159)	11,654

Total other income (loss)	53,042	18,845	(200,491)

Income (loss) before income taxes	(53,090)	(47,245)	(256,851)

Income tax expense (benefit)	(21,400)	(8,206)	(1,301)

Net income (loss)	(31,690)	(39,039)	(255,550)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	13,727	16,248	(113,786)

Net income (loss) attributable to Cowen Group, Inc. stockholders	$(45,417)	$(55,287)	$(141,764)

Weighted average common shares outstanding:
Basic	73,149	41,001	37,537
Diluted	73,149	41,001	37,537
Earnings (loss) per share:
Basic	$(0.62)	$(1.35)	$(3.78)

Diluted	$(0.62)	$(1.35)	$(3.78)

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ Accumulated deficit	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Total Comprehensive Income (Loss)
Balance, December 31, 2007	37,536,826	$375	$264,999	$(290)	$214,896	$479,980	$203,523
Comprehensive income (loss):
Net income	—	—	—	—	(141,764)	(141,764)	(113,786)	$(255,550)
Defined Benefit Plans	—	—	—	(873)	—	(873)	—	(873)

Total comprehensive income (loss)	—	—	—	(873)	(141,764)	(142,637)	(113,786)	(256,423)
Capital contributions	—	—	12,465	—	—	12,465	236,886
Capital distributions	—	—	—	—	(18,916)	(18,916)	(41,687)

Balance, December 31, 2008	37,536,826	375	277,464	(1,163)	54,216	330,892	284,936

Comprehensive income (loss):
Net loss	—	—	—	—	(55,287)	(55,287)	16,248	(39,039)
Defined Benefit Plans	—	—	—	636	—	636	—	636
Foreign currency translation	—	—	—	7	—	7	—	7

Total comprehensive income (loss)	—	—	—	643	(55,287)	(54,644)	16,248	(38,396)
Capital contributions	—	—	4,906	—	—	4,906	1,613
Capital distributions	—	—	—	—	(9,482)	(9,482)	(60,214)
Acquisition of non-controlling interest (see Note 2)	2,713,882	27	3,085	—	—	3,112	(13,482)
Common Stock issuance upon close of Transaction (see Note 2)	15,055,619	151	114,346	—	—	114,497	1,724
Restricted stock awards issued	2,144,138	—	—	—	—	—	—
Issuance of Common Stock on share offering (see Note 19)	17,292,698	173	80,434	—	—	80,607	—
Amortization of share based compensation	—	—	3,637	—	—	3,637	—

Balance, December 31, 2009	74,743,163	726	483,872	(520)	(10,553)	473,525	230,825

Comprehensive income (loss):
Net income (loss)	—	—	—	—	(45,417)	(45,417)	13,727	(31,690)
Defined Benefit Plans	—	—	—	241	—	241	—	241
Foreign currency translation	—	—	—	299	—	299	—	299

Total comprehensive income (loss)	—	—	—	540	(45,417)	(44,877)	13,727	$(31,150)
Capital contributions	—	—	—	—	—	—	10,062
Capital withdrawals	—	—	—	—	—	—	(105,869)
Consolidation of Replication Ltd (see Note 3b)	—	—	—	—	—	—	409
Deconsolidation of CHRP (see Note 3b)	—	—	—	—	—	—	(1,713)
Deconsolidation of Replication Ltd (see Note 3b)	—	—	—	—	—	—	(3,095)
Restricted stock awards issued	747,046	—	—	—	—	—	—
Amortization of share based compensation	—	—	20,608	—	—	20,608	—

Balance, December 31, 2010	75,490,209	$726	$504,480	$20	$(55,970)	$449,256	$144,346

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(31,690)	$(39,039)	$(255,550)
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	11,543	5,761	4,611
Share-based compensation	20,608	3,637	—
Interest, custody and other expenses capitalized on the note payable balance	—	—	1,538
Net loss on disposal of fixed assets	299	249	—
Goodwill impairment	—	—	10,200
Purchases of securities owned, at fair value	(3,415,775)	(84,350)	(44,199)
Proceeds from sales of securities owned, at fair value	2,943,376	97,299	28,890
Proceeds from the sale of securities sold, not yet purchased, at fair value	2,678,922	—	—
Payments to cover securities sold, not yet purchased, at fair value	(2,556,056)	—	—
Net (gains) losses on securities, derivatives and other investments	(20,339)	(1,891)	211
Consolidated Funds:
Purchases of securities owned, at fair value	(445,913)	—	—
Proceeds from sales of securities owned, at fair value	437,147	—	—
Purchases of other investments	(30,583)	(2,181)	(234,550)
Proceeds from sales of other investments	285,915	75,743	84,142
Net realized and unrealized (gains) losses on investments and other transactions	(34,316)	(39,506)	199,983
(Increase) decrease in operating assets:
Cash acquired upon transaction	—	97,903	—
Cash collateral pledged	(8,132)	203	9,564
Securities owned, at fair value, held at broker dealer	50,895	(34,133)	78,100
Other investments, at fair value, held at broker dealer	—	—	(769)
Receivable from brokers	(63,412)	13,279	759,982
Fees receivable	(9,242)	1,686	78,261
Securities purchased under agreement to resell	—	—	(435)
Due from related parties	(1,510)	9,021	8,413
Other assets	5,040	(1,682)	10,410
Consolidated Funds:
Cash and cash equivalents	(4,024)	(92)	4,752
Other assets	215	(645)	4,248
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	75,075	1,980	—
Payable to brokers	81,838	(1,304)	(767,313)
Compensation payable	(4,248)	4,425	(41,868)
Fees payable	3,410	(2,394)	(30,067)
Due to related parties	1,084	(2,446)	(2,224)
Accounts payable, accrued expenses and other liabilites	(23,332)	8,931	(3,393)
Consolidated Funds:
Due to related parties	—	(136)	136
Accounts payable, accrued expenses and other liabilities	1,652	(20)	195

Net cash (used in) / provided by operating activities	(51,553)	110,298	(96,732)

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Year ended December 31,
(continued)	2010	2009	2008
	(dollars in thousands)
Cash flows from investing activities:
Securities purchased under agreement to resell	(97,755)	—	—
Purchases of other investments	(321,914)	(233)	(5,383)
Proceeds from sales of other investments	316,063	9,477	7,602
Sale of fixed assets	—	—	46
Purchase of fixed assets	(5,853)	(399)	(18,388)

Net cash provided by / (used in) investing activities	(109,459)	8,845	(16,123)

Cash flows from financing activities:
Securities sold under agreement to repurchase	192,165	(1,425)	—
Borrowings on the line of credit	6,000	—	68,203
Repayments on the line of credit	(25,000)	(203)	(68,254)
Borrowings on notes payable	2,059	—	—
Repayments on notes payable	(663)	—	—
Proceeds from issuance of common stock	—	80,607	—
Purchase of non-controlling interest (see Note 2)	—	(10,370)	—
Capital contributions by members	—	—	11,899
Capital withdrawals to members	—	(23,943)	(21,059)
Capital contributions by non-controlling interests in operating entities	—	—	—
Capital withdrawals to non-controlling interests in operating entities	—	486	(2,500)
Consolidated Funds:
Borrowings on the line of credit	—	—	14,900
Repayments on the line of credit	—	(10,207)	(63,817)
Non-controlling interest deconsolidation	—	—	—
Capital contributions by non-controlling interests in Consolidated Funds	10,062	1,613	235,565
Capital withdrawals to non-controlling interests in Consolidated Funds	(134,624)	(55,011)	(33,372)

Net cash (used in) / provided by financing activities	49,999	(18,453)	141,565

Change in cash and cash equivalents	(111,013)	100,690	28,710
Cash and cash equivalents at beginning of year	147,367	46,677	17,967
Cash and cash equivalents at end of year	$36,354	$147,367	$46,677

Supplemental information
Cash paid during the year for interest	$6,943	$1,277	$4,119

Cash paid during the year for taxes	$1,310	$—	$2,530

Supplemental non-cash information
Cash collateral pledged and note payable	$6,746	$—	$—

Net assets of deconsolidated entities	$6,816	$—	$—

Assets aquired under capital lease obligations	$6,337	$—	$—

Common stock issuance to acquire non-controlling interest (see Note 2)	$—	$20,490	$—

Common stock issuance upon close of the Transactions (see Note 2)	$—	$114,347	$3,722

Capital contributions made through REOP Program (see Note 13)	$—	$4,906	$—

Interest, custody and other expenses capitalized on the note payable balance (see Note 18)	$—	$—	$1,538

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

        Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen Group" or the "Company") provides alternative investment management, investment banking, research, and sales and trading services through its two business segments: alternative investment management and broker-dealer. The alternative investment management segment includes hedge funds, replication products, mutual funds, managed futures funds fund of funds, real estate funds, healthcare royalty funds, cash management services, offered primarily under the Ramius name. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global credit markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Acquisition (Continued)

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

        The estimated fair value of the Company's Class A common stock issued to Cowen Holdings stockholders represents the purchase consideration in the Transactions, which was computed as follows:

	(in thousands, except per share data)
Number of Cowen Holdings common shares outstanding at closing:
Common float	12,072	(1)
Restricted shares	2,785	(2)
Restricted share units	27	(3)

Total shares issued to Cowen Holdings stockholders	14,884
Estimated market price a Cowen Holdings common share	$7.55	(4)

Estimated purchase price of Cowen Holdings common shares	$112,374

Add: Fair value of unvested restricted shares and options issued	2,123	(5)

Estimated purchase price	$114,497

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

2. Acquisition (Continued)

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Acquisition (Continued)

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

        On November 2, 2009, in connection with the Transactions, Cowen Holdings purchased from HVB Alternative Advisors LLC ("HVB") the 50% interest in Ramius Alternative Solutions LLC ("Ramius Alternative Solutions"), the Company's alternative solution business, that HVB owned in exchange for (1) the Company's issuance to HVB of 2,713,882 shares of the Company's Class A common stock and (2) approximately $10.4 million in cash, resulting in Ramius Alternative Solutions becoming an indirect wholly owned subsidiary of the Company. In accordance with applicable Financial Accounting Standards Board ("FASB") accounting standards the acquisition of the additional interest in the Company's alternative solution business was treated as an equity transaction and the difference between the fair value of the consideration paid and the carrying value of the derecognized non-controlling interest was recognized in equity.

3. Significant Accounting Policies

a.
Basis of presentation

        These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financials statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in these

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

consolidated financial statements, as further discussed below, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.

        The business combination between Ramius and Cowen Holdings was accounted for as an acquisition by Ramius of Cowen Holdings. As a result, the historical financial statements of Ramius have become the historical financial statements of the Company.

        The assets and liabilities of Cowen Holdings were recorded at their respective fair values, as of November 2, 2009, and combined with those of Ramius. The financial statements of the Company that include periods after November 2, 2009 reflect such fair values and were not restated retroactively to reflect the historical financial position or results of operations of Cowen Holdings. For periods after November 2, 2009, the results of operations of Cowen Holdings are included in the results of operations of the Company. Stockholders' equity has been retroactively restated to include the 37,536,826 shares of Class A common stock issued to RCG at the consummation of the Transactions (as defined in Note 2) as the issued capital for all periods prior to the Transactions.

        The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to US GAAP as described below. Consequently, the Company's consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as redeemable non-controlling interests in consolidated subsidiaries in the accompanying consolidated financial statements. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.

b.
Principles of consolidation

        The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting operating entity ("VOE") or a variable interest entity ("VIE") under US GAAP.

        Voting Operating Entities—VOEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity's economic performance. VOEs are consolidated in accordance with Financial Accounting Standards Board ("FASB") accounting standards. In accordance with these standards, the Company presently consolidates five funds deemed to be VOEs for which it acts as the general partner and investment manager. RTS Global 3x Fund LP ("RTS Global 3x") was first consolidated in the first quarter of 2010, when it commenced operations.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

        As at December 31, 2010 the Company consolidates the following funds (the "Consolidated Funds"): Ramius Enterprise LP ("Enterprise LP"), Ramius Multi-Strategy FOF LP ("Multi-Strat FOF"), Ramius Vintage Multi-Strategy FOF LP ("Vintage LP"), Ramius Levered Multi-Strategy FOF LP ("Levered FOF"), and RTS Global 3x.

        Variable Interest Entities—VIEs are entities that lack one or more of the characteristics of a VOE. In accordance with FASB accounting standards, an enterprise must consolidate all VIEs of which it is the primary beneficiary. Under the new FASB consolidation model for VIEs (as discussed in "Recently adopted accounting pronouncements"), an enterprise that (1) has the power to direct the activities of a VIE that most significantly impacts the VIE's economic performance, and (2) has an obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, is considered to have a controlling financial interest in the VIE and thus is required to consolidate it.

        However, the FASB has deferred the application of the new consolidation model for VIEs that meet certain conditions, as discussed in "Recently adopted accounting pronouncements". Where the VIEs have qualified for the deferral, the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a variable interest entity and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the VIE's expected losses, receive a majority of the VIEs expected residual returns, or both. If this condition is met, the Company is considered to have a controlling financial interest in the VIE and thus is required to consolidate it. Under both guidelines, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously.

        The Company determines whether it is the primary beneficiary of a VIE by performing a qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, terms of any contracts between the Company and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2010, the Company does not consolidate any VIEs.

        The Company has determined that it no longer exercises control over Cowen Healthcare Royalty GP, LLC (the "CHRP GP") as it no longer acts as managing member of this entity, and beginning with the first quarter of 2010, no longer consolidates this entity. The Company now accounts for its investment in the CHRP GP under the equity method of accounting.

        Ramius Alternative Replication Fund Ltd ("Replication Ltd") was consolidated as of April 1, 2010, when the Company first invested in the fund. This fund was deconsolidated on October 1, 2010 when the investment in the fund ceased providing the Company with a controlling interest and is included within Portfolio Funds, at fair value as of December 31, 2010.

        As at December 31, 2010 and 2009, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd ("Enterprise Master"), Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP (the "Unconsolidated Master Funds") through three of its Consolidated Funds: Enterprise LP, Multi-Strat FOF and Vintage FOF (the "Consolidated Feeder Funds"), respectively. Investment companies like the Consolidated Feeder Funds, which account for their investments under the specialized industry accounting guidance for investment companies prescribed

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

under FASB accounting standards, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.

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

        The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $383.3 million and $26.7 million as of December 31, 2010 and $1,224.8 million and $640.3 million as of December 31, 2009, respectively. In addition, the maximum exposure relating to these variable interest entities as of December 31, 2010 was $307.8 million, of which $307.2 million is included in other investments, at fair value and $0.6 million is included in due from related parties and as of December 31, 2009 was $541.8 million, of which $540.5 million is included in other investments, at fair value and $1.3 million is included in due from related parties in the Company's consolidated statements of financial condition, respectively. The Consolidated Feeder Funds' maximum exposure to loss related to their respective Unconsolidated Master Funds at December 31, 2010 and December 31, 2009 was limited to their investment in their respective Unconsolidated Master Funds. See Note 5 for further information regarding the Company's investments.

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

        The Company evaluates for impairment its equity method investments whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary.

        Cost Method Investments—When the Company does not have a controlling financial interest and does not exert significant influence over an entity's operating and financial policies, but has an investment in private equity for which market quotations are not readily available and is not otherwise

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

accounted for at fair value, the Company accounts for its investment in accordance with the cost method of accounting.

        Other—If the Company does not consolidate an entity, apply the equity method of accounting or account for an investment under the cost method, the Company accounts for all other debt and marketable equity securities which are bought and held principally for the purpose of selling them in the near term as trading securities in accordance with FASB accounting standards, at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

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

        Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter ("OTC"). Exchange-traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Derivative contracts are included within other assets or accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition. The Company's direct involvement with derivative financial instruments includes credit default swaps, futures, equity swaps, options and warrants and rights which are included within securities owned, at fair value in the consolidated statements of financial condition.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

    The Company categorizes its investments in Portfolio Funds within the fair value hierarchy dependent on the ability to redeem the investment. If the Company has the ability to redeem its investment at NAV at the measurement date or within the near term, the Portfolio Fund is categorized as a Level 2 fair value measurement. If the Company does not know when it will have the ability to redeem its investment or cannot do so in the near term, the Portfolio Fund is categorized as a Level 3 fair value measurement. See Note 5 and Note 6 for further details of the Company's investments in Portfolio Funds.

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

        See Note 5 and 6 for further information regarding the Company's investments, including equity method investments, and fair value measurements.

f.
Due from/due to related parties

        The Company may advance amounts and pay certain expenses on behalf of employees of the Company or other affiliates of the Company. These amounts settle in the ordinary course of business.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

Such amounts are included in due from and due to related parties, respectively, on the consolidated statements of financial condition.

g.
Receivable from and payable to brokers

        Receivable from and payable to brokers, includes cash held at clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales equal to the fair value of securities sold, but not yet purchased. Pursuant to the Company's prime broker agreements, these balances are presented net (assets less liabilities) across balances with the same broker.

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
Securities purchased under agreements to resell and securities sold under agreements to repurchase

        Transactions involving purchases of securities under agreements to resell are carried at their contract value which approximates fair value. As of December 31, 2010, the fair value of the collateral received by the Company was $95.5 million.

        Transactions involving the sale of securities under agreements to repurchase are carried at their contract value and are accounted for as collateralized financings. In connection with these financings, as of December 31, 2010, the Company had pledged collateral in the amount $207.4 million, which is included in securities owned, at fair value in the consolidated statements of financial condition.

        Collateral is valued periodically and the Company and its counterparties may adjust the collateral or require additional collateral to be deposited when appropriate. Collateral held by counterparties may be sold or rehypothecated by such counterparties, subject to certain limitations sometimes imposed by the Company. Collateralized repurchase agreements may result in credit exposure in the event the counterparties to the transactions are unable to fill their contractual obligations. The Company minimizes the credit risk associated with this activity by monitoring credit exposure and collateral values, and by requiring additional collateral to be promptly deposited with or returned to the Company when deemed necessary. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties at December 31, 2010.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

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
Capital withdrawals payable

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

m.
Redeemable non-controlling interests in consolidated subsidiaries

        Redeemable non-controlling interests represent the pro rata share of the book value of the financial positions and results of operations attributable to the other owners of the consolidated subsidiaries. Redeemable non-controlling interests related to Consolidated Funds are generally subject to annual, semi-annual or quarterly withdrawals or redemptions by investors in these funds, sometimes following the expiration of a specified period of time (generally one year), or may only be withdrawn subject to a redemption fee (generally ranging from 1% to 5%). Likewise, non-controlling interests related to certain other consolidated entities are generally subject to withdrawal, redemption, transfer or put/call rights that permit such non-controlling investors to withdraw from the entities on varying terms and conditions. Because these non-controlling interests are redeemable at the option of the non-controlling interests, they have been classified as temporary equity in the consolidated statements of financial condition. When redeemed amounts become legally payable to investors on a current basis, they are reclassified as a liability.

n.
Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company's other comprehensive income (loss) is comprised of valuation adjustments to the Company's defined benefit plans and foreign currency cumulative translation adjustments.

o.
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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

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

  •
  Alternative Solutions—Management fees for the fund of funds are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income or based on assets under management at the beginning of the month. Management fees earned from the fund of funds are based and initially calculated on estimated net asset values and actual fees ultimately earned could be impacted to the extent of any changes in these estimates.

  •
  Real Estate Funds—Management fees from the real estate funds are generally charged by their general partners at an annual rate between 1% and 1.5% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the Company's real estate funds are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to GAAP, these fees are accounted for as income from equity method investments and recorded within net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.

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

  •
  Other—the Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of 0.04% to 0.20% of assets, based on the average daily balances of the assets under management.

Incentive income

        The Company earns incentive income based on the net profits, as defined in the respective investment management agreements with Company's funds and certain managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. Incentive income earned is typically between 10% and 20% for hedge funds and 10% for fund of funds of the net profits earned for the full year that are attributable to each fee-paying investor. Incentive income on real estate investments is earned in the year of a sale or realization of a

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

private investment. Incentive income in the CHRP Funds is earned only after investors receive a full return of their capital plus a preferred return.

        In periods following a period of a net loss attributable to an investor, the Company does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered. Incentive income, once earned, is not subject to repayment. The Company has elected to record incentive income revenue in accordance with "Method 2" of FASB accounting standards. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in a quarter's consolidated statement of operations may be subject to reversal in a subsequent quarter as a result of subsequent negative investment performance prior to the conclusion of the fiscal year, when all contingencies have been resolved. As a result of negative investment performance in 2008, and in the case of certain real estate funds, in 2009, the Company entered 2010 with high-water marks in many funds that the Company manages. These high-water marks require the funds to recover cumulative losses before the Company can begin to earn incentive income in 2010 and beyond until the high-water marks are reached with respect to the capital accounts of the funds' investors who suffered losses in 2008, and in the case of certain real estate funds, in 2009. In 2010, the Ramius Value and Opportunity Funds surpassed their high water marks and the Company began to earn incentive income fees on these products.

        Carried interest is subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to the Company based on cumulative results. As such, the accrual for potential repayment of previously received carried interest, which is a component of due to related parties, represents all amounts previously distributed to the Company, less an assumed tax liability, that would need to be repaid to certain real estate funds if these funds were to be liquidated based on the current fair value of the underlying funds' investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund's life.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

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

  •
  Strategic/financial advisory fees

        The Company's strategic advisory revenues include success fees earned in connection with advising companies, both buyers and sellers, principally in mergers and acquisitions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded and recorded within other assets in the consolidated statements of financial condition.

  •
  Private placement fees

        The Company earns agency placement fees in non-underwritten transactions such as private placements, private investment in public equity transactions ("PIPEs") and registered direct transactions ("RDs"). The Company records private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded and recorded within other assets in the consolidated statements of financial condition.

Brokerage

        Brokerage revenue consists of commissions, principal transactions, net and equity research fees.

  •
  Commissions

        Commission revenue includes fees from executing client transactions in listed securities. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions are recorded net of the related soft dollar amount. During the years ended December 31, 2010 and 2009, the Cowen legacy business earned $76.1 million and $10.8 million of revenues from commissions, respectively.

  •
  Principal transactions, net

        Principal transaction revenue includes net trading gains and losses from the Company's market-making activities in fixed income and over-the-counter equity securities, listed options trading, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

for a very short duration. During the years ended December 31, 2010 and 2009, the Cowen legacy business earned $36.1 million and $7.0 million of revenues from principal transactions, net, respectively.

  •
  Equity research fees

        Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured.

Interest and dividends

        Interest and dividends are earned by the Company from various sources. The Company receives interest and dividends primarily from investments held by its Consolidated Funds and its brokerage balances from invested capital. Interest is recognized on an accrual basis and interest income is recognized on the debt of those issuers that is deemed collectable. Interest income and expense includes premiums and discounts amortized and accreted on debt investments based on criteria determined by the Company using the effective yield method. Dividends are recognized on the ex-dividend date.

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

p.
Investments transactions and related income/expenses

        Purchases and sales of securities, net of commissions, and derivative contracts, and the related revenues and expenses are recorded on a trade date basis with net trading gains and losses included as a component of net gains (losses) on securities, derivatives and other investments, and with respect to the Consolidated Funds and other real estate entities as a component of net realized and unrealized

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

gains (losses) on investments and other transactions and net realized and unrealized gains (losses) on derivatives, in the consolidated statements of operations.

q.
Share-based compensation

        The Company accounts for its share-based awards granted to individuals as payment for employee services in accordance with FASB accounting standards and values such awards based on fair value methods at the grant date. In accordance with these standards, unearned compensation associated with share-based awards is amortized over the vesting period of the option or award. The Company estimates forfeiture for equity-based awards that are not expected to vest. See Note 13 for further information regarding the Company's share-based compensation plans.

r.
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

s.
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

        During June 2008, the Company sold its fractional share ownership of a business aircraft for a net gain of $0.5 million. In the same month, October LLC, a wholly owned subsidiary of the Company, also sold an aircraft through a sale-leaseback transaction. The Company is recognizing a net gain of $2.8 million over a period of sixty-seven months, the term of the lease. During the years ended December 31, 2010, 2009 and 2008, the amount of the gain recognized in the consolidated statements of operations was $0.5 million, $0.5 million and $0.3 million, respectively. In connection with this transaction, the Company was required to maintain minimum assets under management at all times of no less than $6.5 billion. In the event that the Company does not maintain this minimum, the Company shall immediately either a) deposit collateral with a perfected security interest to secure the next twelve months' lease payments (approximately $1.8 million) or b) provide a letter of credit in the same amount. As of and during the years ended December 31, 2010 and 2009 the Company was in compliance with this minimum requirement.

t.
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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

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

        In accordance with federal and state tax laws, the Company has filed income tax returns as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand-alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries are the United Kingdom, Germany, Luxembourg, Japan, Hong Kong, and China. Income tax expense (benefit) for the year ended December 31, 2010 and 2009 includes tax benefits from Luxembourg reinsurance transactions.

u.
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

        For subsidiaries that have designated the U.S. Dollar as their functional currency, securities and other assets and liabilities denominated in foreign currencies are translated into U.S. Dollar amounts at the date of valuation. Purchases and sales of securities and other assets and liabilities and the related income and expenses denominated in foreign currencies are translated into U.S. Dollar amounts on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on these balances from fluctuations arising from changes in market prices of securities and other assets/liabilities held or sold. Such fluctuations are included in the consolidated statements of operations as a component of net gains (losses) on securities, derivatives and other investments. Gains and losses primarily relating to foreign currency broker balances are included in net gains (losses) on foreign currency transactions in the consolidated statements of operations.

v.
Recently adopted accounting pronouncements

        In June 2009, the FASB issued an accounting standard ("ASC 810, Consolidation") which revises the accounting for VIEs by introducing a new consolidation model. This new standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. The revised guidance also enhances the disclosure requirements for a reporting entity's involvement with VIEs, including presentation on the consolidated statements of financial condition of assets and liabilities of consolidated VIEs which meet the separate presentation criteria and disclosure of assets and liabilities recognized in the consolidated statements of financial condition and the maximum exposure to loss for those VIEs in which a reporting entity is determined to not be the primary beneficiary but in which it has a variable interest. The new model identifies two primary characteristics of a controlling financial interest: (1) the power to direct

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE that are potentially significant to the VIE. In February 2010, the FASB issued an accounting standard ("ASU 2010-10") which defers the effective date of this pronouncement for certain investment entities to allow the FASB to work with the International Accounting Standards Board in developing consistent consolidation guidance. The guidance provides a limited scope deferral for a reporting entity's interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. The Company's involvement with its funds is such that all three of the above conditions are met. The deferral is effective for annual reporting periods beginning on or after November 15, 2009, and for interim periods within that first annual reporting period. Therefore the adoption of the new consolidation standard on January 1, 2010 did not have a material impact on the Company's financial position, results of operations or cash flows, as substantially all of the entities in which it holds variable interests qualify for the scope deferral under ASU 2010-10.

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

        In July 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP was not intended to be changed as a result of the FASB's Codification project, but it will change the way the guidance is organized and presented.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

        In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances and settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the guidance, excluding the reconciliation of Level III activity, with the issuance of its March 31, 2010 financial statements. As the guidance is limited to enhanced disclosures, adoption did not have a material impact on the Company's consolidated financial statements.

        In March 2010, the FASB issued accounting guidance that changes the accounting for credit derivatives embedded in beneficial interests in securitized financial assets. The new guidance eliminates the scope exception for embedded credit derivatives, unless they are created solely by subordination of one financial instrument to another. Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings. The adoption of this accounting guidance on July 1, 2010 did not have a material impact on the Company's consolidated financial statements.

        In April 2010, the FASB issued guidance on the accounting for stock awards to employees of a foreign operation or employees whose pay is denominated in a currency other than the one in which the equity security trades. The guidance clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trade shall not be considered to contain a condition that is not a market, performance, or service condition. Such an award shall not be classified as a liability if it otherwise qualifies for equity classification. The guidance is effective for fiscal years and interim periods ending after December 15, 2010. The Company makes share-based payment awards to employees in foreign operations. The guidance did not have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued enhanced guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance modifies existing requirements under step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires step two to be performed if it is more likely than not that a goodwill impairment exists. The guidance is effective for interim and annual reporting periods beginning after December 15, 2010. As the Company 's reporting units do not currently have zero or negative carrying values, adoption is not expected to have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued guidance on disclosures around business combinations for public entities that present comparative financial statements. The guidance specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Accounting Policies (Continued)

occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As the guidance is limited to disclosures, adoption is not expected to have a material impact on the Company's consolidated financial statements.

w.
Future adoption of accounting pronouncements

        As of December 31, 2010, none of the changes to the Codification issued by the FASB that are not yet effective are expected to have an impact on the Company's financial position or results of operations.

4. Cash collateral pledged

        As of December 31, 2010 and 2009, cash collateral pledged in the amount of $8.6 million and $7.2 million, respectively, primarily relates to a letter of credit issued to the landlord of the Company's premises in New York City (see Note 18). Also included in cash collateral pledged as of December 31, 2010 and 2009 is $0.5 million and $0.5 million, respectively, relating to an agreement that the Company has with Société Générale to cover the costs of litigation matters included in the agreement.

5. Investments of Operating Entities and Consolidated Funds

a.
Operating Entities

Securities owned, at fair value

        Securities owned are held by the Company and considered held for trading and carried at fair value. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

        As of December 31, 2010 and December 31, 2009, securities owned consisted of the following, at fair value:

	As of December 31,
	2010	2009
	(dollars in thousands)
U.S. Government securities(a)	$143,247	$—
Common stocks	116,215	11,439
Restricted common stock	5,000	—
Corporate bonds(b)	191,702	38,327
Options	14,349	1,312
Warrants and rights	2,334	1,356
Mutual funds	1,248	1,719

	$474,095	$54,153

(a)
As of December 31, 2010, maturities ranged from November 2019 to February 2026 and interest rates ranged between 3.375% and 8%.

(b)
As of December 31, 2010, maturities ranged from May 2011 to August 2039 and interest rates ranged between 1.4% and 13%. At December 31, 2009, maturities ranged from January 2010 to January 2013 and interest rates ranged between 0.27% and 10.00%.

        The Company's direct involvement with derivative financial instruments includes credit default swaps, futures, equity swaps, options and warrants and rights. The Company's long exposure to futures and equity swap derivative contracts, at fair value, as of December 31, 2010 of $0.4 million is included in other assets in the accompanying consolidated statements of financial condition. The Company's short exposure to futures and equity swap derivative contracts, at fair value, as of December 31, 2010 of $0.6 million is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

        The Company may transact in a variety of derivative instruments primarily for trading purposes with each instruments' primary risk exposure being interest rate, credit, foreign exchange, equity or commodity risk.

        Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of December 31, 2010 collateral consisting of $3.2 million is included in receivable from brokers on the consolidated statements of financial condition. As of December 31, 2010 all derivative contracts were with major financial institutions.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

Other investments

        As of December 31, 2010 and December 31, 2009, other investments consisted of the following:

  Other investments

	As of December 31,
	2010	2009
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$29,391	$20,683
(2) Real estate investments, at fair value	1,882	1,077
(3) Equity method investments	8,734	6,521
(4) Lehman claims, at fair value	313	209

	$40,320	$28,490

  (1)
  Portfolio Funds, at fair value

        The Portfolio Funds, at fair value as of December 31, 2010 and December 31, 2009, included the following:

Portfolio Funds, at fair value

	As of December 31,
	2010	2009
	(dollars in thousands)
Tapestry Investment Co PCC Ltd(a)	$565	$2,669
Cowen Healthcare Royalty Partners(b)(*)	14,769	17,009
Cowen Healthcare Royalty Partners II(b)(*)	143	—
Ramius Global Credit Fund LP(c)(*)	11,733	—
Ramius Alternative Replication Ltd(d)(*)	866	639
RCG Special Opportunities Fund, Ltd(e)(*)	—	321
Other affiliated funds(f)(*)	1,315	45

	$29,391	$20,683

*
These portfolio funds are affiliates of the Company

The Company has no unfunded commitments regarding the portfolio funds, at fair value held by the Company except as noted for Cowen Healthcare Royalty Partners and Cowen Healthcare Royalty Partners II as noted in Note 17.

(a)
Tapestry Investment Co PCC Ltd is in the process of liquidating and redemptions will be made periodically by the investment managers' decision based on cash available.

(b)
Cowen Healthcare Royalty Partners and Cowen Healthcare Royalty Partners II are private equity funds and therefore redemptions will be paid out at the investment manager's discretion.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

(c)
Ramius Global Credit Fund LP has a quarterly redemption policy with 60 day notice period and one year soft lock (4% penalty).

(d)
Ramius Alternative Replication Ltd has monthly redemption policies with seven days notice period.

(e)
RCG Special Opportunities Fund, Ltd is completely invested in other funds managed by the Company. This fund has no formal redemption policy.

(f)
The majority of these funds are real estate fund affiliates of the Company or are managed by the Company and the investors can redeem from these funds when cash is available.
  (2)
  Real estate investments, at fair value

        Real estate investments as of December 31, 2010 and December 31, 2009 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC ("RE Manager"), a real estate operating subsidiary of the Company, of $1.1 million and $0.2 million, respectively, and real estate debt investments held by the Company of $0.8 million and $0.9 million, respectively.

  (3)
  Equity method investments

        Equity method investments include investments held by the Company in several operating companies whose responsibilities primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 30% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company that is not protective in nature. As the Company does not possess unilateral control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

of accounting. Also included in equity method investments is the investment in CHRP GP (see Note 3). The following table summarizes equity method investments held by the Company:

	As of December 31,
	2010	2009
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$2,009	$1,651
Cowen Healthcare Royalty GP, LLC	1,176	—
Cowen Healthcare Royalty GP II, LLC	8	—
RCG Longview Partners, LLC	2,203	1,565
RCG Longview Louisiana Manager, LLC	186	400
RCG Urban American, LLC	889	605
RCG Urban American Management, LLC	359	—
RCG Longview Equity Management, LLC	499	1,360
Urban American Real Estate Fund II, L.P.	833	409
RCG Kennedy House, LLC	259	222
Other	313	309

	$8,734	$6,521

        As of December 31, 2010, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

        The Company's income (loss) from equity method investments was $3.4 million, $(3.3) million, and $5.5 million, respectively for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

consist of $1.0 million. There can be no assurance that the Total Net Equity Claim value, as determined by the Company, will be accepted by the Administrators, nor does the Company know the manner and timing in which such claim will be satisfied and the ultimate value that will be received.

        Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has decided to record the fair value of the Total Net Equity Claim at an approximately 80% discount at December 31, 2009 and a 70% discount at December 31, 2010, which represents management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the "Estimated Recoverable Lehman Claim"). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of Lehman unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual loss that may ultimately be incurred by the Company with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by the Company.

Securities sold, not yet purchased, at fair value

        Securities sold, not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security in the market at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of December 31, 2010 and December 31, 2009, securities sold, not yet purchased, consisted of the following, at fair value:

	As of December 31,
	2010	2009
	(dollars in thousands)
U.S. Government securities(a)	$100,559	$—
Common stocks	88,580	14,307
Corporate bonds(b)	2,615	—
Options	6,162	505

	$197,916	$14,812

(a)
As of December 31, 2010, maturities ranged from December 2015 to August 2026 and interest rates ranged between 2.125% and 6.75%.

(b)
As of December 31, 2010, maturities ranged from June 2013 to December 2025 and interest rates ranged between 2.25% and 3.75%.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

Securities purchased under agreements to resell and securities sold under agreements to repurchase

        The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of December 31, 2010:

(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Capital Inc bearing interest of 0.07% - 0.14% due on January 3, 2011	$97,755
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.415% due on February 22, 2011 to September 1, 2011	48,532
Agreements with Barclays Capital Inc bearing interest of 0.18% - 1.50% due on January 7, 2011 to June 6, 2011	143,633
b.
Consolidated Funds

Securities owned, at fair value

        As of December 31, 2010 and December 31, 2009 securities owned, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2010	2009
	(dollars in thousands)
Government sponsored securities*	$7,682	$—
Corporate bond**	1,040	—

	$8,722	$—

*
As of December 31, 2010, maturities range from January 2011 to December 2012 and interest rates ranging between 0.35% and 4.88%.

**
As of December 31, 2010, maturity was January 2011 with an interest rate of 0.42%.

Other investments, at fair value

        As of December 31, 2010 and December 31, 2009 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2010	2009
	(dollars in thousands)
(1) Portfolio Funds	$327,131	$546,526
(2) Lehman claims	6,243	3,881

	$333,374	$550,407

  (1)
  Investments in Portfolio Funds, at fair value

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

        As of December 31, 2010 and December 31, 2009, investments in Portfolio Funds, at fair value, included the following:

	As of December 31
Description	2010	2009
	(dollars in thousands)
Investments of Enterprise LP	$257,246	$449,160
Investments of consolidated fund of funds investment companies	69,885	97,366

	$327,131	$546,526

  Consolidated investments of Enterprise LP

        Enterprise LP operates under a "master-feeder" structure with Enterprise Master, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate, LP. The consolidated investments in Portfolio Funds recorded in other investments on the consolidated statements of financial condition includes Enterprise LP's investment of $257 million and $449.2 million in Enterprise Master as of December 31, 2010 and December 31, 2009, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master has broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master may invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP. See Note 17 for unfunded commitments of Enterprise Master.

  Investments of consolidated fund of funds investment companies

        The investments of consolidated fund of funds investment companies of $70 million and $97.4 million at December 31, 2010 and December 31, 2009, respectively, include the investments of Levered FOF, Multi-Strat FOF and Vintage FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC, as well as RTS Global 3x, which is managed by Ramius Trading Strategies LLC. Levered FOF's and Multi-Strat FOF's investment objectives are to invest discrete pools of their capital on a leveraged basis among portfolio managers that invest through Portfolio Funds, forming a multi-strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Vintage FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. RTS Global 3x's investment objective is to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital pursuant to managed futures and global macro-based investment

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

strategies. RTS Global 3x seeks to achieve its objective through a multi-advisor investment approach by allocating its capital among third-party trading advisors that are unaffiliated with RTS Global 3x. However, unlike a traditional "fund of funds" that invests with advisors through entities controlled by third-parties, RTS Global 3x will allocate its capital among a number of different trading accounts organized and managed by the general partner.

        The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of December 31, 2010 and December 31, 2009:

		As of December 31, 2010
		Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3x Fund LP	Total
Description	Strategy	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
				(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$28,633	$—	$—	$28,633	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	20,722	—	20,722	(a)
Tapestry Pooled Account V LLC*	Credit-Based	687	—	—	—	687	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	15,889	15,889	(c)
Externally Managed Portfolio Funds	Credit-Based	522	—	—	—	522	(b)
Externally Managed Portfolio Funds	Event Driven	2,800	—	—	—	2,800	(d)
Externally Managed Portfolio Funds	Hedged Equity	39	—	—	—	39	(e)
Externally Managed Portfolio Funds	Multi-Strategy	535	—	—	—	535	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	58	—	—	—	58	(g)

		$4,641	$28,633	$20,722	$15,889	$69,885

		As of December 31, 2009
Description	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	Total
			(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$43,939	$—	$43,939	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	47,371	47,371	(a)
Tapestry Pooled Account V LLC*	Credit-Based	783	—	—	783	(b)
Externally Managed Portfolio Funds	Credit-Based	1,894	—	—	1,894	(b)
Externally Managed Portfolio Funds	Event Driven	2,787	—	—	2,787	(d)
Externally Managed Portfolio Funds	Hedged Equity	28	—	—	28	(e)
Externally Managed Portfolio Funds	Multi-Strategy	497	—	—	497	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	56	—	—	56	(g)
Externally Managed Portfolio Funds	Other	11	—	—	11

		$6,056	$43,939	$47,371	$97,366

*
These Portfolio Funds are affiliates of the Company.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

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

(d)
The Event Driven strategy is generally implemented through various combinations and permutations of merger arbitrage, restructuring and distressed instruments. Approximately 3% as of December 31, 2010 and 9% as of December 31, 2009 of the investments in this category represent investments in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated. The remaining amount of the investments in this category is in a side pocket or suspended with undetermined payout dates.

(e)
The Hedged Equity strategy focuses on equity strategies with some directional market exposure. The strategy attempts to profit from market efficiencies and direction. As of December 31, 2010, the investee fund manager has side-pocketed investments.

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

(g)
The Fixed Income Arbitrage strategy seeks to achieve long term capital appreciation by employing a variety of strategies to generate returns without significant exposure to credit spread, interest rate changes or duration. As of December 31, 2010, the investment manager has gated investments.

  (2) Lehman Claims, at fair value

        With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master consists of $24.3 million. Included in this claim were assets with a value of $9.5 million, at the time LBIE entered administration, that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets, for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. As a result, the remaining Net Equity Claim for Enterprise Master is $14.8 million. Enterprise Master is valuing this claim at $7.8 million as of December 31, 2010. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be material.

        As a result of Enterprise Master and certain of the funds managed by the Company having assets they held at LBIE frozen in their LBIE prime brokerage account and the degree of uncertainty as to the status of those assets and the process and prospects of the return of those assets, Enterprise Master

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

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

        In addition, Lehman Brothers, Inc. ("LBI") was a prime broker to Enterprise Master and it holds cash balances of $5.3 million. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation ("SIPC") liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the "SIPA Trustee") as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, the court filings also indicate that Barclays plc has submitted a substantial claim against LBI relating to an asset purchase agreement entered into by Barclays plc with LBIE near the time of the SIPC liquidation proceeding that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of the Company's customer claims, management has estimated recovery with respect to the Company's LBI exposure at 47% or $2.5 million as of December 31, 2010, which represents the present value of the mid point between what management believes are reasonable estimates of the low side and high side potential recovery rates with respect to the Company's LBI exposure. The estimated recoverable amount by the Company may differ from the actual recoverable amount of the pending LBI claim, and the differences may be material.

Indirect Concentration of the Underlying Investments Held by Consolidated Funds

        From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of December 31, 2010 and December 31, 2009, the Company identified Consolidated Funds that had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of December 31, 2010. The following table presents such interests, as of December 31, 2009, which represent the aggregate of (i) the gross amount of exposure that Consolidated Funds have through their investments held directly

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

and (ii) the gross amount of exposure held indirectly through their investments in any unconsolidated master funds:

	As of December 31, 2009
Description	Shares/ Principal Amount (in local currency)		Fair Value
	(amounts in thousands)
Harvest Energy Trust 7.875% October 2011		$3,415	$3,441
Harvest Energy Trust 6.40% - 7.5% October 2012 - May 2015	C$	29,202	28,169
Burlington Northern Sante Fe (common stock shares)		358	35,314
U.S. Treasury notes, 0.75% - 8.75%, due September 2011 - August 2020, including futures		$181,230	185,220
U.S. Treasury notes, 1.375% - 3.625%, due April 2012 - November 2019, including futures		$83,090	(82,034)

Net realized and unrealized gains (losses)

        Net realized gains (losses) and net unrealized gains (losses) on investments and other transactions and on derivatives for Consolidated Funds for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Consolidated Funds net gains (losses) on investments and other transactions:
Net realized gains (losses) on investments and other transactions	$16,696	$(8,561)	$(9,229)
Net unrealized gains (losses) on investments and other transactions	16,420	64,469	(207,681)
Consolidated Funds net gains (losses) on derivatives:
Net realized gains (losses) on derivatives	$(1,892)	$(26,517)	$1,581
Net unrealized gains (losses) on derivatives	1,131	(5,233)	5,190

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

Underlying Investments of Unconsolidated Funds Held by Consolidated Funds

Enterprise Master

        Enterprise LP's investment in Enterprise Master is equal to Enterprise LP's proportional share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master as of December 31, 2010 and 2009:

  Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	December 31, 2010		December 31, 2009
Description	Securities owned	Securities sold, but not yet purchased	Securities owned	Securities sold, but not yet purchased
	(dollars in thousands)
Bank debt	$—	$—	$1,646	$—
Commercial mortgage backed securities	—	—	2,723	—
Common stock	10,123	—	182,447	(47,151)
Convertible debt	—	—	123,060	—
Corporate bonds	1,997	—	181,402	(1,541)
Exchange traded funds	—	—	—	(5,549)
Foreign government debt	—	—	10,374	(10,660)
Loans	—	—	812	—
Options—put	—	—	6,052	(84)
Options—call	—	—	2,335	(3,048)
Over-the-counter foreign currency call option	—	(63)	5	(1)
Preferred stock	410	—	4,558	(198)
Private debt	59	—	—	—
Private equity	173	—	107	—
Restricted stock	3,148	—	6,172	—
Rights	2,115	—	1,950	—
Trade claims	128	—	128	—
US Treasury notes	—	—	185,118	(82,004)
Warrants	55	—	6,831	—

	$18,208	$(63)	$715,720	$(150,236)

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  Derivative contracts, at fair value, owned by Enterprise Master, net

	As of December 31,
Description	2010	2009
	(dollars in thousands)
Asset swaps	$5	$295
Credit default swaps—protection purchased	—	(574)
Credit default swaps—protection sold	—	432
Currency forwards	(36)	691
Equity swaps—long exposure	—	(1,001)
Futures	—	(822)
Interest rate call swaption—long exposure	—	105
Interest rate call swaption—short exposure	—	(127)
Interest rate swaps—long exposure	—	40
Total return swap	—	2,123

	$(31)	$1,162

  Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31,
		2010	2009
Description	Strategy	Fair Value
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$98	$2,091
QREX, LLC*	Life Settlements	—	1,278
Q Capital Strategies, LLC*	Life Settlements	111	779
RCG Longview Equity Fund, LP*	Real Estate	10,120	9,036
RCG Longview II, LP*	Real Estate	1,835	2,261
RCG Longview Debt Fund IV, LP*	Real Estate	12,628	6,807
RCG Longview, LP*	Real Estate	383	272
RCG Soundview, LLC*	Real Estate	2,542	3,859
RCG Urban American Real Estate Fund, L.P.*	Real Estate	3,207	2,961
RCG International Sarl*	Multi-Strategy	9,463	7,096
Ramius Navigation Fund Ltd*	Multi-Strategy	24,972	—
Portside Growth & Opportunity Fund*	Multi-Strategy	—	9,753
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	97,845	110,279
Ramius Credit Opportunities Fund Ltd*	Distressed	300	717
RCG Endeavour, LLC*	Multi-Strategy	87	149
RCG Energy, LLC *	Energy	18,850	23,063
RCG Renergys, LLC*	Energy	2	3
Other Private Investments	Various	15,189	16,059
Real Estate Investments	Real Estate	25,662	21,364

		$223,294	$217,827

*
These Portfolio Funds are affiliates of the Company.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP

        Multi-Strat FOF's and Vintage FOF's investments in their respective master funds are equal to their proportional share of their master fund's net assets; as a result, the investments in Portfolio Funds of the master funds reflected below may exceed the net investment which Multi-Strat FOF and Vintage FOF have recorded. The following table presents summarized investment information for the underlying Portfolio Funds held by Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP, at estimated fair value, as of December 31, 2010 and 2009:

		December 31, 2010		December 31, 2009
Description	Strategy	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP
		(dollars in thousands)
Ramius Fixed Income Arbitrage FOF LP*		$—	$—	$—	$—
Ramius Hedged Equity FOF LP*	Hedged Equity	—	—	6,725	—
Ramius Vintage Multi-Strategy Master FOF LP*	Multi Strategy	1,354	—	5,394	—
Tapestry Pooled Account I, LLC*	Multi-Strategy	—	—	—	—
Tapestry Pooled Account II, LLC*	Hedged Equity	—	3,544	—	5,642
Tapestry Pooled Account V, LLC*	Credit-Based	1,416	1,512	1,612	1,720
Externally Managed Funds	Credit-Based	6,653	803	4,084	1,158
Externally Managed Funds	Event Driven	6,491	6,802	9,117	13,912
Externally Managed Funds	Fixed Income Arbitrage	83	—	81	—
Externally Managed Funds	Hedged Equity	4,386	3,055	5,461	5,453
Externally Managed Funds	Multi Strategy	7,785	4,292	11,564	14,647
Externally Managed Funds	Other	—	—	47	—
Externally Managed Funds	Global Macro	2,053	679	2,081	5,321
Externally Managed Funds	Opportunistic Equity	—	1,677	—	2,825
Externally Managed Funds	Managed Futures	2,430	—	2,256	1,278

		$32,651	$22,364	$48,422	$51,956

*
These Portfolio Funds are affiliates of the Company.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  RTS Global 3x Fund LP's Portfolio Fund investments

        RTS Global 3x, which commenced operations in March 2010, invests over half of its equity in six externally managed portfolio funds which primarily concentrate on futures and global macro strategies. The following table presents the summarized investment information, which is primarily receivable/(payable) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of December 31, 2010:

As of December 31, 2010
(dollars in thousands)
Bond future	$(2)
Commodity call option	(5)
Cash	17,139
Currency option	191
Commodity forward	32
Commodity future	935
Currency forward	(63)
Currency future	1,230
Index future	130
Interest rate future	(5)

$19,582

  Other

        During the fourth quarter of 2010, the Company acquired four Luxembourg reinsurance companies, two of which were acquired from Enterprise Master. The Company acquired the other Luxembourg reinsurance companies from third parties through a wholly-owned local subsidiary, which, upon acquisition, recorded deferred assets and subsequently deferred tax benefits. The purchase price of these two reinsurance companies totaled $266.4 million. The acquisitions are not accounted for as business combinations and are discussed in more detail in the Income Taxes footnote.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements for Operating Entities and Consolidated Funds

        The following table presents the financial instruments recorded at fair value on the consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2010 and December 31, 2009:

  Operating Entities

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$143,247	$—	$—	$143,247
Common stocks	115,875	6	334	116,215
Restricted common stock	—	—	5,000	5,000
Corporate bonds	—	191,702	—	191,702
Futures	442	—	—	442
Options	14,234	115	—	14,349
Warrants and rights	357	—	1,977	2,334
Mutual funds	1,248	—	—	1,248
Other investments
Portfolio Funds	566	11,744	17,081	29,391
Real estate investments	—	—	1,882	1,882
Lehman claim	—	—	313	313

	$275,969	$203,567	$26,587	$506,123

	Liabilities at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$100,559	$—	$—	$100,559
Common stocks	88,580	—	—	88,580
Corporate bonds	—	2,615	—	2,615
Equity swaps—short exposure	—	245	—	245
Futures	334	—	—	334
Options	6,162	—	—	6,162

	$195,635	$2,860	$—	$198,495

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
US Government securities	$—	$—	$—	$—
Common stocks	11,081	24	334	11,439
Corporate bonds	—	38,327	—	38,327
Options	1,312	—	—	1,312
Warrants and rights	—	1,356	—	1,356
Mutual funds	1,719	—	—	1,719
Other investments
Portfolio Funds	2,669	644	17,370	20,683
Real estate investments	—	—	1,077	1,077
Lehman claim	—	—	209	209

	$16,781	$40,351	$18,990	$76,122

	Liabilities at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$14,307	$—	$—	$14,307
Options	505	—	—	505

	$14,812	$—	$—	$14,812

  Consolidated Funds' investments

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$7,682	$—	$—	$7,682
Corporate bonds	—	1,040	—	1,040
Other investments
Portfolio Funds	—	15,889	311,242	327,131
Lehman claims	—	—	6,243	6,243

	$7,682	$16,929	$317,485	$342,096

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	$—	$449,160	$97,366	$546,526
Lehman claims	—	—	3,881	3,881

	$—	$449,160	$101,247	$550,407

        The following table includes a rollforward of the amounts for the years ended December 31, 2010 and 2009 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Operating Entities								Consolidated Funds
	Common stocks	Restricted Common Stock	Corporate Bonds	Warrants and Rights	Portfolio Funds		Real estate	Lehman claim	Portfolio Funds	Lehman claim
	(dollars in thousands)
Balance at December 31, 2008	$—	$—	$—	$—	$1,970		$1,605	$209	$157,513	$3,881
Purchases	—	—	—	—	—		132	—	2,181	—
Sales	—	—	—	—	(2,226)		—	—	(72,147)	—
Transfers in (out)	334	—	—	—	17,121		—	—	—	—
Realized gains (losses)	—	—	—	—	—		—	—	4,527	—
Unrealized gains (losses)	—	—	—	—	505		(660)	—	5,292	—

Balance at December 31, 2009	$334	$—	$—	$—	$17,370		$1,077	$209	$97,366	$3,881
Transfers in (out)	—	—	—	1,356	(2,011	)(b)	—	—	372,865 (a)	—
Purchases	—	5,000	1,215	36	310,078		800	—	20,685	—
Sales	—	—	(1,634)	(938)	(310,562)		(100)	—	(197,035)	(8,547)
Realized gains (losses)	—	—	419	495	1,106		—	—	4,224	—
Unrealized gains (losses)	—	—	—	1,028	1,100		105	104	13,137	10,909

Balance at December 31, 2010	$334	$5,000	$—	$1,977	$17,081		$1,882	$313	$311,242	$6,243

(a)
Due to the change in strategy and composition of positions held in Enterprise Master fund, the investment in the Master fund by Enterprise LP has changed during year ended December 31, 2010 from a level 2 to a level 3 asset. RTS 3X designation was changed from level 3 to level 2 given that: (1) RTS 3X invests in underlying funds which primarily trade level 1 exchange traded assets and for which an RTS affiliate is the managing member, (2) NAV is readily available and (3) redemption is available on a monthly or more frequent basis.

(b)
Deconsolidation of Replication Fund Ltd and CHRP GP (See Note 3b)

        All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying consolidated statements of operations.

7. Receivables from and Payable to Brokers

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Receivables from and Payable to Brokers (Continued)

Pursuant to the Company's prime broker agreements, these balances are presented net (assets less liabilities) across balances with the same broker. As of December 31, 2010 and 2009, receivable from brokers was $95.9 million and $32.5 million, respectively. Payable to brokers was $85.7 million and $3.8 million as of December 31, 2010 and 2009, respectively.

8. Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities

        Other assets in Operating Entities are as follows:

	As of December 31,
	2010	2009
	(dollars in thousands)
Deposits	$1,384	$1,399
Prepaid expenses	7,691	7,092
Taxes receivable	2,033	10,233
Derivative contracts, at fair value	442	—
Interest receivable	5,237	1,048
Other	2,669	4,427

	$19,456	$24,199

        Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2010	2009
	(dollars in thousands)
Deferred rent obligations (see Note 3s)	$8,198	$6,712
Acquired lease liability (see Note 2)	6,899	17,862
Deferred income on sale-leaseback (see Note 3s)	1,536	2,034
Deferred lease incentive	903	—
Equity in RCG Longview Partners II, LLC (see Note 5a(3))	5,576	5,167
Litigation reserve (Note 17)	1,500	1,500
Drafts payable	—	1,045
Prepaid payroll taxes	—	8,365
Derivative contracts, at fair value	579	—
Accrued expenses and accounts payable	15,711	20,340
Accrued tax liabilities	1,231	2,241
Interest and dividends payable	134	333

	$42,267	$65,599

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Fixed Assets

        As of December 31, 2010 and 2009, fixed assets consisted of the following:

	As of December 31,
	2010	2009
	(dollars in thousands)
Telephone and computer equipment	$8,576	$8,730
Computer software	4,831	4,401
Furniture and fixtures	4,630	6,039
Leasehold improvements	25,271	29,822
Assets acquired under capital leases—equipment	6,337	—
Construction in progress	4,650	—
Other	60	60

	54,355	49,052
Less: Accumulated depreciation and amortization	(17,764)	(16,449)

	$36,591	$32,603

        Depreciation and amortization expense related to fixed assets was $5.7 million, $4.4 million and $3.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.

        Assets acquired under capital leases were $6.3 million at December 31, 2010. If the assets acquired under capital leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. The amortization of capital leases is included with depreciation expenses. Amortization expense related to capital leases for the year ended December 31, 2010 was insignificant because the leases were entered into in October and November of 2010.

        At December 31, 2010, construction in progress consisted primarily of leasehold improvement costs related to additional space acquired at 599 Lexington Avenue office. The construction of leasehold improvements was completed in January 2011 and the Company began depreciating these costs at that time.

        For the year ended December 31, 2010, the Company recorded accelerated depreciation of $2.2 million related to leasehold improvements for a portion of office space located at 1221 Avenue of Americas. This amount is included in depreciation and amortization in the accompanying consolidated statements of operations. See Note 17 to the Company's consolidated financial statements for further discussion.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Goodwill and Intangible Assets (Continued)

        In accordance with FASB accounting standards, the Company tests goodwill for impairment on an annual basis, at December 31st each year, or at an interim period if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on the results of the valuations performed in 2008, the Company recorded a partial impairment of goodwill in the fund of funds reporting unit during the year ended December 31, 2008 in the amount of $10.2 million. The aggregate impairment charge was primarily attributable to a decline in the assets under management at that reporting unit and the resulting decline in the expected management and incentive income. The assets under management declined from December 31, 2007 to December 31, 2008 by approximately $1.3 billion or 33%, primarily as a result of the difficult market environment in the second half of 2008. There were no additions or impairment charges to goodwill during the year ended December 31, 2009.

        Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.

        Based on a valuation performed by an independent valuation firm in order to test the goodwill for impairment as of December 31, 2010, it has been determined that no impairment loss would need to be recognized for the year ended December 31, 2010. The testing was performed using market multiples and discounted cash flow analyses.

        In addition, the Company changed the reporting units identified for the purposes of performing the goodwill impairment test during the year ended December 31, 2010. Prior to the merger with Cowen Holdings, the 50% ownership held by Unicredito in the Ramius Fund of Funds business warranted that the Fund of Funds business be considered as a separate reporting unit for the purposes of goodwill impairment assessment. As a result of the Transactions discussed in Note 2 and re-purchase of this 50% stake from Unicredito, the Company made a determination to aggregate the Fund of Funds and Asset Management reporting units into one single operating segment, Alternative Investment Management, on the basis that these components have similar economic characteristics. As such, the Company performed assessment of goodwill impairment based on two business segments: Alternative Investment Management and Broker-Dealer. The resulting change did not have any impact on whether or not an impairment charge would have been recorded during 2010.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Goodwill and Intangible Assets (Continued)

        The following table presents the changes in the Company's goodwill balance, by segment, for the years ended December 31, 2010 and 2009:

	2010			2009
	Alternative Investment Management	Broker- Dealer	Total	Alternative Investment Management	Broker- Dealer	Total
	(dollars in thousands)
Beginning balance:
Goodwill	$30,228	$7,151	$37,379	$30,228	$—	$30,228
Accumulated impairment charges	(10,200)	—	(10,200)	(10,200)	—	(10,200)

Net	20,028	7,151	27,179	20,028	—	20,028

Activity:
Goodwill acquired	—	—	—	—	7,151	7,151

	—	—	—	—	7,151	7,151

Ending balance:
Goodwill	30,228	7,151	37,379	30,228	7,151	37,379
Accumulated impairment charges	(10,200)	—	(10,200)	(10,200)	—	(10,200)

Net	$20,028	$7,151	$27,179	$20,028	$7,151	$27,179

Intangible assets

        Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2010 and 2009. The trade name, customer relationships, and customer contracts intangible assets were acquired in connection with the Transactions. See Note 2 for further discussion.

		December 31, 2010			December 31, 2009
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Investment contracts	5.0	$3,900	$(3,900)	$—	$3,900	$(3,900)	$—
Trade name	7.5	9,400	(1,463)	7,937	9,400	(209)	9,191
Customer relationships	4.0	6,800	(1,983)	4,817	6,800	(283)	6,517
Customer contracts	1.2	800	(800)	—	800	(114)	686

		$20,900	$(8,146)	$12,754	$20,900	$(4,506)	$16,394

        Amortization expense related to intangible assets was $3.6 million, $1.4 million and $0.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. All of the Company's intangible assets have finite lives. There were no impairment charges related to intangible assets during the years ended December 31, 2010, 2009, and 2008.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Goodwill and Intangible Assets (Continued)

        The estimated future amortization expense for the Company's intangible assets as of December 31, 2010 is as follows:

(dollars in thousands)
2011	$2,954
2012	2,954
2013	2,670
2014	1,253
2015	1,253
Thereafter	1,670

$12,754

11. Redeemable non-controlling interests in consolidated subsidiaries

        Redeemable non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of December 31,
	2010	2009
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating Companies(a)	$1,009	$1,713
Consolidated Funds	143,337	229,112

	$144,346	$230,825

(a)
See Note 3b

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating Companies	$(1,759)	$(602)	$5,485
Consolidated Funds and certain real estate entities	(11,968)	(15,646)	108,301

	$(13,727)	$(16,248)	$113,786

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Redeemable non-controlling interests in consolidated subsidiaries (Continued)

        Also in connection with the Transactions, the Company recorded non-controlling interest in the CHRP GPs of $1.7 million. See Note 2 for further information

12. Other Revenues and Expenses

        Included within other revenues in the consolidated statement of operation for the year ended December 31, 2010, are gross insurance premium income of $3.1 million which is offset by gross reinsurance premium expense of $3.1 million related to the Luxembourg reinsurance companies.

        Gross rebate income earned by Ramius Securities on securities borrowed transactions for the year ended December 31, 2008 was $17.9 million and rebate interest expense incurred by Ramius Securities on securities loaned transactions was $13.7 million, respectively. The net rebate income for the year ended December 31, 2008 of $4.2 million, was reduced by the income related to affiliates of the Company as that amount was transferred to the applicable affiliates. As a result, net rebate income from the operations of Ramius Securities of $1.6 million was included in other revenues in the consolidated statements of operations for the year ended December 31, 2008. No such transactions occurred during the years ended December 31, 2010 and 2009. As of December 31, 2010, 2009 and 2008 the amount due to JT Partners LLC totaled $0, $0, and $4.5 million respectively, which is included in due to related parties in the consolidated statements of financial condition.

        Prior to 2009, Ramius Securities acted as a placement agent for certain affiliates and real estate entities. Accordingly Ramius Securities recorded placement fee income as services were provided and revenues were earned. Placement fee income of $3.2 million was recorded in other revenues on the consolidated statements of operations for the year ended December 31, 2008. Related to these activities, Ramius Securities' affiliate, JT Partners LLC, which was dissolved in 2009, incurred compensation and other expense charges. For the years ended December 31, 2010, 2009 and 2008, Ramius Securities reimbursed JT Partners LLC for these expenses of $0, $0.4 million and $3.2 million, respectively, which are included in other expenses on the consolidated statements of operations.

        Other revenues for the year ended December 31, 2009 include legal settlement income of $1.9 million.

        Other expenses during the years ended December 31, 2010, 2009, and 2008, except as noted above, are primarily the general administrative expenses of operating the various operating company subsidiaries or the Consolidated Funds and research expenses.

13. Share-Based Compensation and Employee Ownership Plans

Share-based compensation plans in place after the Transactions

        The Company issues share based compensation under Cowen Holdings' previously established 2006 Equity and Incentive Plan and the 2007 Equity and Incentive Plan and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two to five year period. As of December 31, 2010, there were approximately 5.8 million shares available for future issuance under the Equity Plans. On January 1, 2011, 928,590 additional shares

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Share-Based Compensation and Employee Ownership Plans (Continued)

representing 7.5% of the Company's outstanding shares of stock, less shares available under the 2010 plan were added to the shares available under the 2010 Equity and Incentive Plan.

        In addition to the Equity Plans, certain employees of the Company were issued RCG membership interests by RCG, a related party of the Company, in connection with the Transactions (the "RCG Grants"). Substantially all of the assets owned by RCG consist of shares of common stock of the Company. Accordingly, upon withdrawal of capital from RCG, members receive either distributions in kind of shares of common stock of the Company, or the proceeds from the sale of shares of the Company's common stock attributable to their capital accounts. The RCG Grants are subject to a service condition and vest to each employee over a period of approximately three years. Any RCG Grants forfeited are redistributed to the remaining stakeholders in RCG, which includes both employees and non-employees. The RCG Grants represent awards to employees of the Company by a related party, as compensation for services provided to the Company. As such, the expense related to these grants is included in the compensation expense of the Company, with a corresponding credit to stockholders equity.

        The Company measures compensation cost for share based awards according to the fair value method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $14.1 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively. The income tax effect recognized for the Equity Plans was a benefit of $6.0 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively.

        In relation to awards under the RCG Grants, the Company recognized expense of $6.5 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively. The income tax effect recognized for the RCG Grants was a benefit of $2.6 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Share-Based Compensation and Employee Ownership Plans (Continued)

        In connection with the Transactions, 892,782 stock options of Cowen Holdings common stock outstanding at the effective time of the merger were converted into stock options of the Company on a one-for-one basis. There were no other stock options granted or exercised during the years ended December 31, 2009 and 2008.

        The following table summarizes the Company's stock option activity for the year ended December 31, 2010:

	Shares Subject to Option	Weighted Average Exercise Price/Share		Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
				(in years)	(dollars in thousands)
Balance outstanding at December 31, 2008	—	$—
Options granted	—	—
Options acquired	892,782	15.06
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—

Balance outstanding at December 31, 2009	892,782	$15.06		3.81
Options granted	150,003	3.96	(2)
Options acquired	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(149,353)	16.00

Balance outstanding at December 31, 2010	893,432	$13.04		3.50	$—

Options exercisable at December 31, 2009	831,449	$14.99		3.84	$—

Options exercisable at December 31, 2010	743,429	$14.87		2.87	$—

(1)
Based on the Company's closing stock price of $5.92 on December 31, 2009 and $4.69 on December 31, 2010.

(2)
The weighted average grant date fair value was 1.84.

        As of December 31, 2010, the unrecognized compensation expense related to the Company's grant of stock options was immaterial.

Restricted Shares and Restricted Stock Units Granted to Employees

        In connection with the Transactions, 185,828 restricted shares of Cowen Holdings common stock outstanding at the effective time of the merger were converted into restricted shares of the Company on a one-for-one basis. Restricted shares and restricted stock units are referred to collectively as

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Share-Based Compensation and Employee Ownership Plans (Continued)

restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the year ended December 31, 2010:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2008	—	$—
Granted	2,368,354	6.85
Vested	185,828	7.55
Cancelled	—	—
Forfeited	—	—

Balance outstanding at December 31, 2009	2,554,182	6.90
Granted	6,220,608	4.61
Vested	(1,561,317)	5.48
Cancelled	(856,438)	4.15
Forfeited	(569,014)	5.26

Balance outstanding at December 31, 2010	5,788,021	$5.39

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of December 31, 2010, there was $19.5 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.6 years.

RCG Grants

        The following table summarizes the Company's RCG Grants activity for the year ended December 31, 2010:

	Nonvested RCG Grants		Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2008	—		$—
Granted	2,859,426		7.30
Vested	—		—
Forfeited	—		—

Balance outstanding at December 31, 2009	2,859,426		$7.30
Granted	—		—
Vested	(91,502)		—
Forfeited	(129,846)	(*)	—

Balance outstanding at December 31, 2010	2,638,078		$7.30

(*)
Forfeitures of non vested RCG Grants are reallocated to other interests within RCG Holdings, LLC.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Share-Based Compensation and Employee Ownership Plans (Continued)

        The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the Transactions.

        As of December 31, 2010 there was $10.8 million of unrecognized compensation expense related to the Company's RCG Grants. Unrecognized compensation expense related to RCG Grants is expected to be recognized over a weighted-average period of 1.83 years.

Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members

        There were 101,259 restricted stock units awarded, which were immediately vested and expensed upon grant, during the year ended December 31, 2010. Vested awards of 31,081 were delivered to non-employee members of the Company's Board of Directors during the year ended December 31, 2010. As of December 31, 2010 there were 98,054 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors.

Employee ownership plans in place prior to the Transactions

REOP Program

        Prior to the Transactions, RCG sponsored an employee ownership plan ("REOP Program") for certain key employees. Upon the close of the Transactions, all unvested REOP units immediately vested and the plan ceased. The REOP Program provided for the granting of equity interests in RCG to certain participants ("Equity REOP"). Other participants had been granted non-equity awards which tracked the returns of an equity interest in RCG ("Phantom REOP"). Both Equity REOP and Phantom REOP awards vested over a specified service period. Once vested, Equity REOP awards converted to ownership interests in RCG and Phantom REOP awards were settled in cash. Phantom REOP awards had all the same rights and privileges as Equity REOP awards except for their vesting option. Upon vesting RCG settled a portion of the Equity REOP awards in cash in order to fund minimum tax withholding requirements. It was the intention of RCG to settle in cash certain Equity REOP awards in excess of minimum tax withholding requirements. As a result, the Company applied variable accounting for both the Equity REOP and Phantom REOP awards and recorded their fair value as a liability in the consolidated statements of financial condition.

        As all unvested Equity REOP and Phantom REOP units vested upon the close of the Transactions, the Company expensed any remaining unvested portions of these awards in November 2009 and the plan was closed. Compensation expense related to the REOP Program was $2.9 million, and $0.3 million, for the years ended December 31, 2009, and 2008, respectively. The Company did not grant any awards under the REOP Program during the years ended December 31, 2010 and 2009. The Company granted REOP Program awards with a grant date fair value of $3.0 million in the year ended December 31, 2008.

        For the years ended December 31, 2010, 2009, and 2008, the Company did not capitalize as an asset any compensation expense and had no income tax benefit related to the REOP Program compensation arrangement. There was no compensation payable and no unrecognized compensation expense related to REOP Program awards as of December 31, 2010 or December 31, 2009.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Share-Based Compensation and Employee Ownership Plans (Continued)

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

        These grants, as well as any income thereon, vest over a specified service period, generally four years. Similar to the REOP Program, on vesting, the Company may settle a portion of the awards in cash in order to fund tax withholding requirements. It was the intention of the Company to settle in cash certain awards in excess of minimum tax withholding requirements. As a result, the Company classified Rapp Program awards as liabilities in the consolidated financial statements. Upon the close of the Transactions, all unvested Rapp Program awards immediately vested.

        For the years ended December 31, 2010, 2009 and 2008, there were no awards granted to Rapp Program participants. For the years ended December 31, 2010, 2009, and 2008, the Company recognized compensation expense of $0, $1.3 million and $0.9 million, respectively, for the Rapp Program. There was no compensation payable and no unrecognized compensation expense related to Rapp Program awards as of December 31, 2010 or December 31, 2009.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Share-Based Compensation and Employee Ownership Plans (Continued)

        There was no award activity in the Rapp Program during the year ended December 31, 2010.

        For the year ended December 31, 2009, cash used to settle awards under the Rapp Program was $0.7 million.

14. Defined Benefit Plans

        On December 1, 2005, the Company adopted a defined benefit plan ("Cash Balance Plan") to provide retirement income to all eligible employees of the Company and its subsidiaries in accordance with the terms and conditions in the plan document. The benefits are determined based on years of credited service and employees' age. Investment policies and strategies of the Cash Balance Plan will be set by the plan trustee, as appointed by the plan administrator. The plan trustee will oversee the actual investment of plan assets into permitted asset classes to achieve targeted plan returns. There were net assets of $5.8 million and $5.8 million in the Cash Balance Plan at December 31, 2010 and 2009, respectively. Hypothetical participant balances are vested at all times. The Cash Balance Plan pays lump sum payments and will apply settlement accounting in any given year if the total lump sum payments are in excess of the total service and interest cost for the year. The Cash Balance Plan is developed to meet the requirements of Section 401(a) and Section 501(a) of the Internal Revenue Code.

        The Company's funding policy for the Cash Balance Plan is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act ("ERISA") of 1974. The Company did not contributed into the plan during 2010. The Company contributed $1 million into the plan during 2009. The Company recorded a settlement loss of approximately $28,000 during the year ended December 31, 2009 in connection with terminations and related payouts occurring during the period. The Trustees of the Cash Balance Plan have decided to temporarily suspend plan contributions effective from January 1, 2009. The intent is to recommence the contributions once the economic climate improves.

        The Company has wound down the operations of Ramius GmbH ("GmbH"), and as a result, a defined benefit plan for employees of GmbH (the "GmbH Plan") ceased. During the year ended December 31, 2009 the Company recorded additional compensation expense of $0.4 million related to the GmbH Plan and made payments of $1.0 million. As of December 31, 2009 all liabilities under the GmbH Plan had been settled.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Plans (Continued)

        The following amounts contained in the following tables relate to the above plans in aggregate as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008:

	As of December 31,
	2010	2009
	(dollars in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$6,596	$8,193
Service cost	54	459
Interest cost	317	340
Actuarial loss (gain)	(47)	(35)
Benefits paid	—	(11)
Curtailments	(140)	110
Lump sum settlement	(480)	(2,498)
Effect of change in currency conversion	11	38

Benefit obligation at end of year	$6,311	$6,596

Change in plan assets
Fair value of plan assets at beginning of year	$5,846	$5,190
Actual return on plan assets	534	831
Employer contributions	—	978
Benefits paid	(589)	(1,153)

Fair value of plan assets at the end of year	$5,791	$5,846

Funded balance at end of year	$(520)	$(750)
Amounts recognized in the consolidated statement of financial condition
Liabilities	$520	$750
Accumulated benefit obligation	$6,270	$6,559

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Plans (Continued)

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$54	$72	$208
Interest cost	317	339	443
Expected return on plan assets	(294)	(328)	(397)
Amortization of (loss) / gain	—	(4)	67
Amortization of prior service cost	23	24	25
Effect of curtailment	(10)	62	24
Effect of settlement	(7)	12	84

Net periodic benefit cost	$83	$177	$454

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss	$(234)	$(542)	$1,073
Effect of curtailment	10	(62)	(24)
Effect of settlement	6	(12)	(84)
Amortization of loss / (gain)	—	4	(67)
Amortization of prior service cost	(23)	(24)	(25)

Total recognized in other comprehensive loss	$(241)	$(636)	$873

Total recognized in net periodic benefit cost and other comprehensive loss	$(158)	$(459)	$1,327

Amounts recognized in accumulated other comprehensive loss
Net gain (loss)	$127	$(154)	$(641)
Prior service cost	(463)	(449)	(535)
Effect of change in currency conversion	—	26	13

Total recognized in accumulated other comprehensive loss	$(336)	$(577)	$(1,163)

Estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year
Prior service cost	$3	$19	$24
Net gain (loss)	$—	$—	$(5)

        The discount rates as of December 31, 2010, 2009, and 2008 used to measure the year-end benefit obligations and the earnings effects for the subsequent year were as follows:

	Cash Balance Plan			GmbH Plan			Retirement Allowance Plan
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount Rate	6.00%	6.00%	5.50%	N/A	N/A	6.00%	2.25%	2.50%	2.50%
Rate of Compensation Increase	N/A	N/A	N/A	N/A	N/A	5.00%	2.40%	2.50%	2.50%

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Plans (Continued)

        The assumed long term rate of return on the Cash Balance Plan assets was 6% as of December 31, 2010, 6% as of December 31, 2009 and 7% as of December 31, 2008. The Company's approach in determining the long-term rate of return for plan assets is based upon historical financial market relationships that have existed over time with the presumption that this trend will generally remain constant in the future.

        The composition of plan assets by asset category for the Cash Balance Plan are set forth below:

	As of December 31,
	2010	2009
	(dollars in thousands)
Ramius Multi-Strategy Fund Ltd(a)	$812	$1,386
Ramius Global Credit Fund Ltd(b)	725	—
External Mutual Funds—Total return(c)	2,699	2,493
External Mutual Funds—Real Return(d)	362	887
External Mutual Funds—Conservative(e)	1,193	1,080

	$5,791	$5,846

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

(b)
Ramius Global Credit Fund Ltd invests substantially all of its capital through a "master-feeder" structure in Ramius Global Credit Intermediate Fund, LP which invests in a fund whose objective is to seek to achieve superior returns.

(c)
External Mutual Fund—Total Return's main objective is to achieve maximum total return by investing assets in a diversified portfolio of fixed income instruments of varying maturities which may be represented by derivatives.

(d)
External Mutual Fund—Real Return's main objective is to seek to achieve maximum total return after inflation consistent with preservation of real capital and prudent investment management.

(e)
External Mutual Fund—Conservative's main objective is to seek to achieve a high level of current income with some consideration given to the growth of capital by investing in fixed-income securities.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Plans (Continued)

Estimated future benefits payments

        The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

(dollars in thousands)
2010	$2,659
2011	1,637
2012	2,195
2013	308
2014	2,047
2015 - 2020	4,453

$13,299

        The Company expects to contribute approximately $0.6 million to the pension plan during calendar year 2011.

15. Defined Contribution Plans

        The Company sponsors two Retirement and Savings Plans which are defined contribution plans pursuant to Section 401(k) of the Internal Revenue Code (the "401k Plans"). All full-time employees of the Company can contribute on a tax deferred basis to the 401k Plans up to 100% of their annual compensation, subject to certain limitations. The Company provides matching contributions for certain employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401k Plans. For the years ended December 31, 2010, 2009, and 2008, the Company's contributions to the Plans (and related cost recognized) were $1.6 million, $0.7 million and $1.1 million, respectively.

        GmbH contributes to employer sponsored defined contribution plans for its Austria, United Kingdom and Germany based employees. These defined contribution plans are invested with several pension providers based in Europe and the pension holders are entitled to insurance type guaranteed entitlements. The contribution amounts for the plans vary by pension provider and are also limited by the local statutory requirements. For the years ended December 31, 2010, 2009, and 2008, GmbH's contribution to defined contribution plans and related cost recognized was $0, $0.05 million and $0.1 million, respectively.

16. Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand-alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries are the United Kingdom, Germany, Luxembourg, Japan, Hong Kong, and China.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        The components of the Company's income tax expense for the years ended December 31, 2010, 2009, and 2008 are as follows:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Current tax expense/(benefit)
Federal	$121	$(4,227)	$—
State and local	(149)	(556)	(1,742)
Foreign	963	315	441

Total	935	(4,468)	(1,301)

Deferred tax expense/(benefit)
Federal	$(35)	$2,256	$—
State and local	(13)	—	—
Foreign	(22,287)	(5,993)	—

Total	(22,335)	(3,737)	—

Total Tax expense/(benefit)	$(21,400)	$(8,205)	$(1,301)

        Consolidated U.S. income/(loss) before income taxes was $(50.0) million in 2010, $(42.8) million in 2009, and $(252.1) million in 2008. The corresponding amounts for non-U.S.-based income/(loss) were $(3.1) million in 2010, $(4.4) million in 2009, and $(4.8) million in 2008.

        The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Pre-tax loss at U.S. statutory rate	35.0%	35.0%	35.0%
Partnership loss not subject to corporate tax	0.0	(17.5)	(35.0)
Change in valuation allowance	(29.9)	(13.0)	0.0
Deferred asset recognition	27.2	12.5	0.0
Minority interest reversal	9.0	0.0	0.0
Other, net	(1.0)	0.4	0.5

Total	40.3%	17.4%	0.5%

        As of December 31, 2010, the Company has income taxes receivable of approximately $2.0 million which is included in other assets on the consolidated statements of financial condition. This receivable mainly represents refund claims for federal taxes resulting from carrying back net operating losses to the Company's 2006 tax returns.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        The components of the Company's deferred tax assets and liabilities as of December 31, 2010 and December 31, 2009 are as follows:

	2010	2009
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Deferred compensation	$38,396	$9,073
Net operating loss	22,844	24,683
Goodwill	13,288	15,046
Acquired lease liability	3,355	7,472
Unrealized losses on investments	2,987	3,983
Foreign tax credits	1,786	1,744
Other	1,986	2,979

Total deferred tax assets	84,642	64,980
Valuation allowance	(67,959)	(52,973)

Deferred tax assets, net of valuation allowance	16,683	12,007

Deferred tax liabilities
Basis difference on investments	(7,772)	—
Intangible assets	(5,219)	(7,192)
Fixed assets	(3,482)	(4,640)
Other	(50)	(48)

Total deferred tax liabilities	(16,523)	(11,880)

Deferred tax assets, net	$160	$127

        Deferred tax assets, net of valuation allowance, are reported in other assets in the consolidated statements of financial condition. In addition to the deferred tax balances in the table above, the Company records balances related to its net operating loss in Luxembourg, which are discussed below.

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. The Company recorded a valuation allowance of approximately $68 million against its deferred tax assets as of December 31, 2010 and approximately $53 million as of December 31, 2009 as management believes it is more likely than not that the deferred tax assets will not be realized. Separately, the Company has deferred tax liabilities of $17 million as of December 31, 2010, and $12 million as of December 31, 2009.

        In 2010, the Company recorded a deferred tax benefit of $22.2 million, representing the deferred tax benefits generated by a local subsidiary upon acquisition, in the fourth quarter of 2010, of reinsurance companies in Luxembourg. In the fourth quarter of 2010, the Company acquired four reinsurance companies in Luxembourg, including two from Enterprise Master, offering a service program that provides reinsurance coverage to the Company against certain risks. The reinsurance companies had deferred tax liabilities and upon their purchase, pursuant to an Advance Tax Agreement, the local subsidiary generated deferred tax assets that fully offset these liabilities, resulting

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

in the recognition of deferred tax benefits. The Company incurred $4.1 million of financing costs in the fourth quarter of 2010 in connection with the acquisition of a Luxembourg reinsurance company, which is included in interest and dividend expense in the consolidated statements of operations for the year ended December 31, 2010.

        The Company has the following net operating loss carryforwards at December 31, 2010:

	Federal	New York	Hong Kong
Jurisdiction:
Net operating loss (in millions)	$53.7	$44.0	$7.9
Year of expiration	2029	2029	Indefinite

        In addition to the net operating loss carryforwards in the table above, the Company also has net operating loss carryforwards in Luxembourg. These loss carryforwards are only accessible to the extent of taxable income generated by the Luxembourg reinsurance companies, including any deferred income that will be generated in the future. Consequently, the Company recorded a deferred tax asset of $55.6 million, net of deferred tax liabilities of $95.6 million in connection with future taxable income, and an offsetting valuation allowance of $55.6 million against its Luxembourg net operating loss carryforwards that are in excess of such taxable income.

        At December 31, 2010, the Company has capital loss and foreign tax credit carryovers of $0 and $1.7 million, respectively. The foreign tax credit carryforwards will fully expire by 2019. The Company underwent a change of control under Section 382 of the Internal Revenue Code on November 2, 2009. Accordingly, a portion of the Company's deferred tax assets, in particular a portion of its net operating loss and foreign tax credit carryovers, will be subject to an annual limitation. The deduction limitation is approximately $2.4 million annually and applies to approximately $32.2 millions of pre-transaction losses. The Company will not lose any deferred tax assets as a result of this limitation.

        The Company adopted the accounting guidance for accounting for uncertainty in income taxes as of April 1, 2007. This guidance clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Company does not have any uncertain tax positions recorded for the year ended December 31, 2010. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Beginning Balance	$—	$504	$1,775
Additions:
Current year tax positions	—	—	—
Prior year tax positions	—	—	—
Reductions:
Expired statue of limitations	—	(504)	(1,271)

Ending Balance	$—	$—	$504

        The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. The Company is currently undergoing an audit by the IRS for the tax years 2006 through 2009. Management does not believe this audit will yield any significant adjustments. Also, the Company's subsidiary that operates in China concluded its audits for tax years 2005-2008, which resulted in immaterial tax assessments that the Company fully paid by the end of the third quarter of 2010.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

        The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company's foreign subsidiaries totaled $5.0 million at December 31, 2010. Determining the tax liability that would arise if these earnings were remitted is not practicable.

17. Commitments and Contingencies

        The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Net rent expense was $10.5 million, $9.7 million, and $9.9 million, for the year ended December 31, 2010, 2009, and 2008, respectively.

        On August 20, 2010, the Company entered into an amendment to the Company's original lease for offices located at 1221 Avenue of Americas, New York, to surrender a portion of the office space. As of January 1, 2011, the Company has surrendered the space. On August 20, 2010, the Company entered into an amendment to the Company's original lease for offices located at 599 Lexington Avenue, New York, to lease approximately 18,500 square feet of additional office space through August 2022.

        As of December 31, 2010, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases(a)	Service Payments	Facility Leases(b)
	(dollars in thousands)
2011	$3,152	$13,725	$17,824
2012	3,301	9,505	17,730
2013	3,301	5,713	16,527
2014	1,518	5,559	12,273
2015	1,051	2,577	9,831
Thereafter	77	—	61,254

	$12,400	$37,079	$135,439

(a)
Equipment Leases include the Company's commitments relating to operating and capital leases. See note 18 for further information on capital lease minimum payments.

(b)
Though not reflected on this schedule, as of January 1, 2011, the minimum lease payments for the facility lease for the office space at 1221 Avenue of Americas will decrease by approximately $8.9 million as long as all the terms and conditions relating to the surrender of space as described above are met.

        The Company has entered into agreements to sublease certain of its premises. These subleases expired in May 2010. The Company recorded sublease income related to these leases of $0.8 million and $1.9 million during the year ended December 31, 2010 and 2009, respectively.

        For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

        The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate fund's with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances. As of December 31, 2010, the clawback obligations were $6.2 million. (See Note 23 "Related Party Transactions").

        The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.

        As of December 31, 2010, the Company had unfunded commitments of $8.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. In addition, the Company has committed to invest $40.7 million to the funds managed by Cowen Healthcare Royalty Partners (the "CHRP Funds") as a limited partner of the CHRP Funds and also as a member of CHRP GP, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through December 31, 2010, the Company has funded $18.9 million towards these commitments.

Litigation

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

        Pursuant to ASC Topic 450, we review the need for any loss contingency reserves, and we have established reserves, as described below, for certain of these matters that we believe are adequate where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. As of December 31, 2010 and December 31, 2009, the total amounts reserved were $1.5 million and $1.5 million respectively. These amounts are included within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. There are no other matters which are probable and reasonably estimable.

        In connection with Cowen Holdings's previous IPO and separation from Société Générale ("SG") in 2006, Cowen Holdings entered into an indemnification agreement with SG under which (1) SG will indemnify, and will defend and hold harmless Cowen Holdings and each of the Cowen Holdings's subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify Cowen Holdings for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the Cowen Holdings's IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (the "Indemnification Agreement"). The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with FASB accounting standards. To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. As of December 31, 2010 and December 31, 2009, the total amounts reserved in relation to the Indemnification Agreement were $0.5 million and $0.5 million respectively.

        The Company is involved in regulatory inquiries and investigations by FINRA as part of an industry-wide sweep relating to gifts, gratuities, entertainment, error accounts and policies, practices and procedures.

        Although there can be no assurances as to the ultimate outcome, the Company has established reserves for litigation and regulatory matters that it believes are adequate as of December 31, 2010. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

        In view of the inherent difficulty of predicting the outcome of various claims against the Company, particularly where the matters are in early stages of discovery or claimants seek indeterminate damages, the Company cannot reasonably determine the eventual outcome, the timing of ultimate resolution or estimate a range of eventual loss, or impact related to each currently pending matter.

        Based on information currently available, the Company believes that the amount of reasonably possible losses will not have a material adverse effect on the Company's consolidated statements of financial condition or cash flows. However, in light of the uncertainties involved in such proceedings, losses may be material to the Company's operating results in a future period, depending in part, on the operating results for such period and the size of the loss or liability imposed.

18. Short-Term Borrowings and other debt

        As of December 31, 2010, short term borrowings and other debt of the Company were as follows:

	As of December 31,
	2010	2009
	(in thousands)
Line of credit	$24,000	$43,000
Letter of credit	—	6,746
Notes payable	1,396	—
Capital lease obligations	6,337	—

	$31,733	$49,746

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available, with a $7.0 million letter of credit sub-limit.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Short-Term Borrowings and other debt (Continued)

The first borrowing under this line occurred on June 30, 2009. As of December 31, 2010 and December 31, 2009, the Company had borrowings of $24.0 million and $43.0 million, respectively, under the line of credit portion. The Company had a letter of credit of $6.7 million at December 31, 2009 with HVB AG as well. At the Company's election and discretion, borrowings under this collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (a) 0.5% plus the greater of (1) the lender's prime rate, (2) the overnight federal funds rate plus 0.5% and (3) the LIBOR rate plus 1.0% or (b) the LIBOR rate plus 2.75%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 2.75%. The 2009 collateralized revolving credit agreement was to mature on November 2, 2009 but was extended; $25.0 million was extended through January 4, 2010 and $25 million was extended through September 29, 2011. All terms of the extended collateralized revolving credit agreement remain the same except the following: at the Company's election and discretion, borrowings under the extended 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. For letters of credit, the Company will pay a fee on the stated amount of the letter of credit at a rate equal to 3.5%. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of December 31, 2010 and during the period from June 3, 2009 to December 31, 2010, the Company was in compliance with these covenants.

        During 2010, HVB AG had notified us that they will not be renewing the $6.7 million letter of credit which supports the lease of office space in New York. The Company has replaced that letter of credit with a new letter of credit by another financial institution which expires December 12, 2011

        On January 4, 2010, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $25 million to HVB AG, reducing its revolving line of credit balance.

        Interest incurred on the Company's lines of credit (in combination with all previous lines of credit) for the years ended December 31, 2010, 2009 and 2008 was $1 million, $1.5 million and $1.5 million, respectively.

        Cash collateral pledged at December 31, 2009, on the consolidated statements of financial condition, represents collateral that was required to be posted for obligations or potential obligations under the letter of credit discussed above pursuant to the lease agreement for the Company's premises in New York City. This collateral was released with the terms of the extended collateralized revolving credit agreement. The Company's investment in Enterprise Master through Enterprise LP has been pledged as collateral under the line of credit portion of the revolving credit agreement discussed above.

        In November 2010, the Company borrowed $0.6 million and $1.5 million to fund insurance premium payments. These notes bear interest at 5.05% and 4.95%, respectively and are due in October of 2011. As of December 31, 2010, the outstanding balance on these combined notes payable was $1.4 million. Interest expense for the year ended December 31, 2010 was not significant. In addition, during the fourth quarter of 2010, the Company incurred $4.1 million of financing costs relating to short-term borrowings from affiliated funds to finance the acquisition of one of the Luxembourg reinsurance captives.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Short-Term Borrowings and other debt (Continued)

        The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations and have lease terms that range from 48 to 60 months and interest rates that range from 0% to 6.36%. No payments have been made on these leases during 2010.

        As of December 31, 2010 the Company also has four additional irrevocable letters of credit, for which there is cash collateral pledged, including (i) $50,000, which expires on July 12, 2011, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2011, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease and (iii) $82,000, which expires on May 12, 2011, supporting the Company's San Francisco office and (iv) $1.2 million which expires on August 31, 2011, supporting the Company's lease of additional office space in New York. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2010 and December 31, 2009, there were no amounts due related to these letters of credit.

        Levered FOF had a $100.0 million line of credit with a major financial institution with a minimum borrowing amount of $20.0 million. Levered FOF could borrow on this line of credit up to 72% of the amount of collateral pledged. In accordance with the loan agreement, interest accrued on the loan as well as custodian and other fees incurred by Levered FOF in connection with the loan was capitalized and added to the total outstanding balance of the loan. During 2008, due to Levered FOF going into liquidation, the minimum borrowing amount was waived. As of December 31, 2008, the outstanding balance on this line of credit was $10.0 million. This loan bears interest at LIBOR plus 1.35% per annum. Due to the floating rate of interest, its carrying value approximates fair value. At December 31, 2008, all investments owned by Levered FOF were pledged as collateral in connection with this line of credit. Interest incurred on Levered FOF's line of credit during the years ended December 31, 2009 and 2008 was $0 and $1.6 million, respectively. Levered FOF's line of credit was repaid in full as of February 5, 2009 and was discontinued on that date.

        Annual scheduled maturities of debt and minimum lease payments for short term borrowing and other debt during each year ending December 31, 2010, are as follows:

	Capital Lease Obligation	Short Term Borrowings
	(in thousands)
2011	$1,393	$25,396
2012	1,541	—
2013	1,541	—
2014	1,371	—
2015	1,051	—
Thereafter	77	—

Subtotal	6,974	25,396
Less: Amount representing interest(a)	(637)	—

Total	$6,337	$25,396

(a)
Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Stockholders' Equity (Continued)

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

        In December 2009, the Company completed a public offering of 17,292,698 shares of Class A common stock, resulting in approximately $82 million of additional equity. An additional 284,655 shares were sold in connection with this offering. These shares were held by RCG and attributable to certain of its non-affiliate members who withdrew one-third of their capital in RCG as of December 31, 2009. RCG distributed the net proceeds from the sale of these shares to those members to satisfy such withdrawals. As of December 31, 2009, RCG holds 37,252,171 shares of the Company's Class A common stock. During 2010, 3,676,072 shares were transferred to member's ownership resulting in 33,576,099 shares in the Company's Class A common stock being held by RCG Holdings at December 31, 2010.

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

20. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with FASB accounting standards. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of December 31, 2010, there were 75,490,209 shares outstanding, of which 1,554,124 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 98,054 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

20. Earnings Per Share (Continued)

were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options, and unvested restricted shares and restricted stock units were not included in the computation of diluted net loss per common share for the year ended December 31, 2010, as their inclusion would have been anti-dilutive.

        In calculating earnings per share for the periods prior to the November 2, 2009 transaction date, the net earnings (loss) amounts represent the results for the former Ramius, and the shares outstanding represents the number of shares received by the former Ramius in the Transactions. The computation of earnings per share is as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(dollars in thousands, except per share data)
Net (loss) income attributable to Cowen Group, Inc. shareholders	$(45,417)	$(55,287)	$(141,764)

Shares for basic and diluted calculations:
Average shares used in basic computation	73,149	41,001	37,537
Stock options	—	—	—
Restricted stock	—	—	—

Average shares used in diluted computation	73,149	41,001	37,537

Earnings (loss) per share:
Basic	$(0.62)	$(1.35)	$(3.78)
Diluted	$(0.62)	$(1.35)	$(3.78)

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

21. Segment Reporting (Continued)

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

        As further stated below, one major difference between Economic Income and US GAAP net income is that Economic Income presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. Consolidation of these funds results in including in income the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to non-controlling interest in consolidated subsidiaries in the consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the Alternative Investment Management segment, as ultimately, this income or loss is not income or loss for the Alternative Investment Management segment itself. Included in Economic Income is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

21. Segment Reporting (Continued)

        The following tables set forth operating results for the Company's alternative investment management and broker-dealer segments and related adjustments necessary to reconcile the Company's Economic Income measure to arrive at the Company's consolidated net income (loss):

	Year Ended December 31, 2010
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Income	Funds Consolidation	Other Adjustments		GAAP
			(dollars in thousands)
Revenues
Investment banking	$—	$38,965	$38,965	$—	$—		$38,965
Brokerage	—	112,217	112,217	—	—		112,217
Management fees	51,440	—	51,440	(2,877)	(9,716	)(a)	38,847
Incentive income	9,615	—	9,615	—	1,748	(a)	11,363
Investment Income	59,638	(221)	59,417	—	(59,417	)(c)	—
Interest and dividends	—	—	—	—	11,547	(c)	11,547
Reimbursement from affiliates	—	—	—	(499)	7,315	(b)	6,816
Other revenue	932	7	939	—	997	(c)	1,936
Consolidated Funds revenues	—	—	—	12,119	—		12,119

Total revenues	121,625	150,968	272,593	8,743	(47,526)		233,810
Expenses
Employee compensation and benefits	58,831	127,062	185,893	—	9,026		194,919
Interest and dividends	265	761	1,026	—	7,945	(c)	8,971
Non-compensation expenses—Fixed	29,629	63,494	93,123	—	(93,123	)(c)(d)	—
Non-compensation expenses—Variable	6,672	27,022	33,694	—	(33,694	)(c)(d)	—
Non-compensation expenses	—	—	—	—	127,931	(c)(d)	127,931
Reimbursement from affiliates	(7,315)	—	(7,315)	—	7,315	(b)	—
Consolidated Funds expenses	—	—	—	8,121			8,121

Total expenses	88,082	218,339	306,421	8,121	25,400		339,942
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	21,980	(c)	21,980
Consolidated Funds net gains (losses)	—	—	—	11,346	19,716		31,062

Total other income (loss)	—	—	—	11,346	41,696		53,042
Income (loss) before income taxes and non-controlling interests	33,543	(67,371)	(33,828)	11,968	(31,230)		(53,090)

Income taxes expense / (benefit)	—	—	—		(21,400	)(b)(c)	(21,400)

Economic Income (Loss) / Net income (loss) before non-controlling interests	33,543	(67,371)	(33,828)	11,968	(9,830)		(31,690)
(Income) loss attributable to redeemable non-controlling interests	(1,759)	—	(1,759)	(11,968)	—		(13,727)

Economic Income (Loss) / Net Income (loss) attributable to Cowen Group stockholders	$31,784	$(67,371)	$(35,587)	$—	$(9,830)		$(45,417)

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

21. Segment Reporting (Continued)

	Year Ended December 31, 2009
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Income	Funds Consolidation	Other Adjustments		GAAP
			(dollars in thousands)
Revenues
Investment banking	$—	$10,557	$10,557	$—	$—		$10,557
Brokerage	—	17,812	17,812	—	—		17,812
Management fees	53,940	—	53,940	(4,024)	(8,222	)(a)	41,694
Incentive income	(6,996)	—	(6,996)	—	8,907	(a)	1,911
Investment Income	21,958	—	21,958		(21,958	)(c)	—
Interest and dividends	—	—	—	—	477	(c)	477
Reimbursement from affiliates	—	—	—	(718)	11,044	(b)	10,326
Other revenue	3,536	—	3,536	—	1,196	(c)	4,732
Consolidated Funds revenues	—	—	—	36,392	—		36,392

Total revenues	72,438	28,369	100,807	31,650	(8,556)		123,901
Expenses
Employee compensation and benefits	63,207	30,032	93,239	—	3,353		96,592
Interest and dividends	1,549	—	1,549	—	52	(c)	1,601
Non-compensation expenses—Fixed	40,340	10,946	51,286	—	(51,286	)(c)(d)	—
Non-compensation expenses—Variable	3,467	3,674	7,141	—	(7,141	)(c)(d)	—
Non-compensation expenses	—	—	—	—	68,217	(c)(d)	68,217
Goodwill impairment	—	—	—	—	— (b	)	—
Reimbursement from affiliates	(11,044)	—	(11,044)	—	11,044	(b)	—
Consolidated Funds expenses	—	—	—	23,581	—		23,581

Total expenses	97,519	44,652	142,171	23,581	24,239		189,991
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	(2,154	)(c)	(2,154)
Consolidated Funds net gains (losses)	—	—	—	1,588	19,411		20,999

Total other income (loss)	—	—	—	1,588	17,257		18,845
Income (loss) before income taxes and non-controlling interests	(25,081)	(16,283)	(41,364)	9,657	(15,538)		(47,245)

Income taxes expense/(benefit)	—	—	—	(5,989)	(2,217	)(b)	(8,206)

Economic Income (Loss)/Net income (loss) before non-controlling interests	(25,081)	(16,283)	(41,364)	15,646	(13,321)		(39,039)
(Income) loss attributable to redeemable non-controlling interests	(602)	—	(602)	(15,646)	—		(16,248)

Economic Income (Loss)/Net Income (loss) attributable to Cowen Group stockholders	$(25,683)	$(16,283)	$(41,966)	$—	$(13,321)		$(55,287)

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

21. Segment Reporting (Continued)

	Year Ended December 31, 2008
		Adjustments
	Alternative Investment Management	Funds Consolidation	Other Adjustments		GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$—	$—		$—
Brokerage	—	—	—		—
Management fees	84,621	(5,210)	(8,593	)(a)	70,818
Incentive income	(2,586)	—	2,586	(a)	—
Investment Income	(104,939)	—	104,939	(c)	—
Interest and dividends	—	—	1,993	(c)	1,993
Reimbursement from affiliates	—	(1,064)	17,394	(b)	16,330
Other revenue	4,004	—	2,849	(c)	6,853
Consolidated Funds revenues	—	31,739	—		31,739

Total revenues	(18,900)	25,465	121,168		127,733
Expenses
Employee compensation and benefits	84,769	—	—		84,769
Interest and dividends	1,500	—	320	(c)	1,820
Non-compensation expenses—Fixed	46,561	—	(46,561	)(c)(d)	—
Non-compensation expenses—Variable	4,030	—	(4,030	)(c)(d)	—
Non-compensation expenses	—	—	53,036	(c)(d)	53,036
Goodwill impairment	—	—	10,200	(b)	10,200
Reimbursement from affiliates	(17,394)	—	17,394	(b)	—
Consolidated Funds expenses	—	34,268	—		34,268

Total expenses	119,466	34,268	30,359		184,093
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	(2,006	)(c)	(2,006)
Consolidated Funds net gains (losses)	—	(99,482)	(99,003)		(198,485)

Total other income (loss)	—	(99,482)	(101,009)		(200,491)

Income (loss) before income taxes and non-controlling interests	(138,366)	(108,285)	(10,200)		(256,851)

Income taxes expense/(benefit)	—	—	(1,301	)(b)	(1,301)

Economic Income (Loss) / Net income (loss) before non-controlling interests	(138,366)	(108,285)	(8,899)		(255,550)
(Income) loss attributable to redeemable non-controlling interests	5,501	108,285	—		113,786

Economic Income (Loss) / Net Income (loss) available to all Members	$(132,865)	$—	$(8,899)		$(141,764)

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

21. Segment Reporting (Continued)

        The following is a summary of the adjustments made to US GAAP net income (loss) for the segment to arrive at Economic Income:

        Funds Consolidation:    The impacts of consolidation and the related elimination entries of the Consolidated Funds are not included in Economic Income. Adjustments to reconcile to US GAAP net income include elimination of incentive income and management fees earned from the Consolidated Funds and addition of fund expenses excluding management fees paid, fund revenues and investment income (loss).

Other Adjustments:

  (a)
  Economic Income recognizes revenues (i) net of distribution fees paid to agents and (ii) our proportionate share of management and incentive fees of certain real estate operating entities for which the investments are recorded under the equity method of accounting for investments.

  (b)
  Economic Income excludes goodwill impairment and income taxes as management does not consider this item when evaluating the performance of the segment. Also, reimbursement from affiliates is shown as a reduction of Economic Income expenses, but is included as a part of revenues under US GAAP.

  (c)
  Economic Income recognizes our income from proprietary trading, including tax benefits from the Luxembourg reinsurance business, net of financing costs and other related expenses.

  (d)
  Economic Income recognizes our proportionate share of expenses for certain real estate operating entities for which the investments are recorded under the equity method of accounting for investments.

        For the year ended December 31, 2010, 2009, and 2008, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

22. Regulatory Requirements

        As a registered broker-dealer, Cowen and Company is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Cowen and Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2010, Cowen and Company had total net capital of approximately $27.7 million, which was approximately $26.7 million in excess of its minimum net capital requirement of $1.0 million.

        Cowen and Company is exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.

        Proprietary accounts of introducing brokers ("PAIB") held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, if applicable.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

22. Regulatory Requirements (Continued)

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. As of December 31, 2010, Ramius UK's Financial Resources of $3.8 million exceeded its minimum requirement of $0.4 million by $3.4 million. As of December 31, 2010, CIL's Financial Resources of $5.1 million exceeded its minimum requirement of $2.7 million by $2.4 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of December 31, 2010, CLAL's Financial Resources of $0.8 million exceeded the minimum requirement of $0.1 million by $0.7 million.

23. Related Party Transactions

        The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, Cowen Healthcare Royalty Management, LLC ("CHRP Management"), and the CHRP Funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of December 31, 2010, approximately $9.9 million included in fees receivable are earned from external parties and the associated revenues are recorded in investment banking revenues in the consolidated statements of operations.

        The Company may, at its discretion, waive certain of the fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the year ended, December 31, 2010, 2009 and 2008, the Company reimbursed the funds that it manages $2.4 million, $5 million and $24.6 million, respectively, which were recorded net in management fees and incentive income in the consolidated statements of operations. At December 31, 2010 and, 2009, related amounts still payable were $2.3 million and $2.7 million, respectively, and were reflected in fees payable in the consolidated statements of financial condition.

        During the first quarter of 2010, certain affiliated funds incurred a loss related to a trading error for which the Company determined, consistent with its internal policies, to bear the cost of correcting such error. This resulted in a loss of approximately $2.7 million for the Company. This amount is included in other expenses in the accompanying consolidated statements of operations for the year ended December 31, 2010.

        Pursuant to the operating agreement for its subsidiary Ramius Alternative Solutions LLC, the Company is required to pay certain distribution fees on assets raised by third party distributors. Such distribution fees are reported as client services and business development in the consolidated statements of operations. These amounts equaled $1 million, $1.7 million, and $3.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010 and December 31, 2009, related amounts still payable were $0.2 million and $0.5 million, respectively, and were reflected in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

        As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

23. Related Party Transactions (Continued)

agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the consolidated statements of financial condition. The remaining balance yet to be paid was $1.7 million and $2.6 million as of December 31, 2010 and December 31, 2009, respectively. Of such amounts outstanding at December 31, 2010, $0.7 million will be paid in 2011.

        The Company may, on occasion, also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in receivable from affiliates in the consolidated statements of financial condition. As of December 31, 2010 and December 31, 2009, loans to employees of $4.7 million and $1.9 million, respectively, were included in due from related parties on the consolidated statements of financial condition. For the year ended December 31, 2010, 2009, and 2008, interest of $0.5 million, $0.1 million and $0.3 million was charged for these loans and advances, respectively. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.

        Included in due to related parties is approximately $6.5 million and $5.0 million at December 31, 2010 and 2009, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

24. Guarantees (Continued)

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

25. Subsequent events

        The Company and LaBranche & Co Inc. announced a definitive merger agreement under which the Company will acquire LaBranche, a market-maker in options, exchange traded funds and futures on various exchanges domestically and internationally. Under the terms of the merger agreement and subject to the satisfaction or waiver of certain closing conditions, the Company will acquire LaBranche in a stock-for-stock merger transaction valued at approximately $193 million. LaBranche shareholders will receive upon closing a fixed ratio of 0.9980 of a share of the Company Class A common stock for each outstanding share of LaBranche common stock. The total Company shares to be issued to LaBranche shareholders will represent approximately 35.1 percent of the combined company and 33.8 percent on a fully diluted basis.

        The Company plans to spin-off its Value and Opportunity business, which focuses on investing in deep value situations and using shareholder activism to generate superior returns, into stand-alone and independent business that will be managed by Starboard Value LP ("Starboard"). Upon completion of the spin-off, the Company will maintain a significant minority interest in Starboard. The Company expects to complete the separation by March 31, 2011.

Supplemental Financial Information

        The following table presents unaudited quarterly results of operations for 2010 and 2009. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Cowen Group, Inc.
Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(in thousands)
Total revenues	$56,258	$55,000	$52,202	$70,350
Net Income (loss) before income taxes	(5,186)	(23,150)	(13,027)	(11,727)
Provision (benefit) for taxes	(266)	599	299	(22,032)
Net Income (loss)	(4,920)	(23,749)	(13,326)	10,305
Net Income (loss) attributable to non-controlling interests in consolidated subsidiaries	8,056	(2,552)	2,029	6,194
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(12,976)	$(21,197)	$(15,355)	4,111
Earnings (loss) per share:
Basic and diluted	$(0.18)	$(0.29)	$(0.21)	$0.06
Weighted average number of common shares:
Basic and diluted	72,509	72,693	73,385	73,149

	Quarter Ended
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(in thousands)
Total revenues	$20,725	$17,032	$16,462	$69,682
Net Income (loss) before income taxes	(11,269)	(10,801)	(1,915)	(23,260)
Provision (benefit) for taxes	(66)	17	(5,929)	(2,228)
Net Income (loss)	(11,203)	(10,818)	4,014	(21,032)
Net Income (loss) attributable to non-controlling interests in consolidated subsidiaries	(2,404)	6,393	9,899	2,360
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(8,799)	$(17,211)	$(5,885)	(23,392)
Earnings (loss) per share:
Basic and diluted	$(0.23)	$(0.46)	$(0.16)	$(0.46)
Weighted average number of common shares:
Basic and diluted	37,537	37,537	37,537	51,279

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
	By:	/s/ PETER A. COHEN
	Name:	Peter A. Cohen
Date: March 11, 2011	Title:	Chairman of the Board, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. COHEN Peter A. Cohen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 11, 2011
/s/ STEPHEN A. LASOTA Stephen A. Lasota	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2011
/s/ STEVEN KOTLER Steven Kotler	Director	March 11, 2011
/s/ JEROME S. MARKOWITZ Jerome S. Markowitz	Director	March 11, 2011
/s/ JACK H. NUSBAUM Jack H. Nusbaum	Director	March 11, 2011
/s/ EDOARDO SPEZZOTTI Edoardo Spezzotti	Director	March 11, 2011
/s/ JOHN E. TOFFOLON, JR. John E. Toffolon, Jr.	Director	March 11, 2011
/s/ JOSEPH R. WRIGHT Joseph R. Wright	Director	March 11, 2011

Exhibit Index

Exhibit No.	Description
2.1	Transaction Agreement and Agreement and Plan of Merger, dated as of June 3, 2009, by and among Cowen Group, Inc., Lexington Park Parent Corp., Lexington Merger Corp., Park Exchange LLC and Ramius LLC (included as Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed on July 10, 2009).
2.2
Agreement and Plan of Merger, dated as of February 16, 2011, by and among the Company, Louisiana Merger Sub, Inc. and LaBranche (previously filed as Exhibit 2.1 to Form 8-K filed on February 17, 2011).
3.1	Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Amended and Restated By-Laws of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
4.1	Form of Class A Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
4.2	Voting Agreement, dated as of February 16, 2011, by and among, the Company and the individuals listed on Schedule A thereto (previously filed as Exhibit 4.1 to Form 8-K filed on February 17, 2011).
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
10.20	Cowen Group, Inc. 2006 Equity and Incentive Plan (previously filed as Exhibit 10.20 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.21	Cowen Group, Inc. 2007 Equity and Incentive plan (previously filed as Exhibit 10.21 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.22	Equity Award Agreement of Christopher A. White (previously filed as Exhibit 10.1 to the Form 8-K filed on December 7, 2009).*
10.23	Form of RSU Award Agreement. (previously filed as Exhibit 10.23 to the Form 10-K filed on March 25, 2010).*
10.24
Cowen Group, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Group, Inc., on Schedule 14A for the year ended December 31, 2009, as filed on April 30, 2010).*
10.25	Form of Equity Award Agreement (previously filed as Exhibit 10.2 to the Form 8-K filed on June 10, 2010).*
10.26
Modification Agreement, dated as of May 11, 2010, among the Registrant, RCG Holdings LLC, C4S & Co. L.L.C., Ramius LLC, Ramius Alternative Solutions LLC, BA Alpine Holdings, Inc., Alpine Cayman Islands Limited, UniCredit Bank AG (formerly known as Bayerische Hypo- und Vereinsbank G, Munich), HVB Alternative Advisors LLC and CEAKSCH Verwaltungs G.m.b.H. (previously filed as Exhibit 10.1 to the Form `0-Q filed May 14, 2010).
10.27
Amendment to the Employment Agreement with David M. Malcolm, dated July 19, 2010, by and between David M. Malcolm and Cowen Group, Inc. (previously filed as Exhibit 10.1 to the Form 8-K filed July 22, 2010.*
10.28
Amendment to the Employment Agreement with Christopher A. White, dated July 21, 2010, by and between Christopher A. White and Cowen Group, Inc. (previously filed as Exhibit 10.2 to the Form 8-K filed July 22, 2010.*
10.29
First Amendment to Sublease dated August 20, 2010 between Société Générale and the Company, amending that certain Sublease, dated as of December 19, 2005, between Société Générale and Cowen and Company, LLC (f/k/a SG Cowen & Co, LLC) (previously filed as Exhibit 10.1 to the Form 8-K filed August 24, 2010.

Exhibit No.	Description
10.30	Second Amendment to Lease dated August 20, 2010 between BP 599 Lexington Avenue and the Company, amending that certain Lease dated as of June 22, 2007 by and between 599 Lexington Avenue LLC and Ramius LLC (as successor in interest to RCG Holdings LLC (f/k/a Ramius Capital Group, LLC)), as amended by the First Amendment to Lease, dated as of June 9, 2008, by and between BP 599 Lexington Avenue LLC and Ramius LLC (previously filed as Exhibit 10.2 to Form 8-K filed August 24, 2010).
10.31	Letter Agreement with David M. Malcolm, dated December 15, 2010, by and between David M. Malcolm and Cowen Group, Inc. (previously filed as Exhibit 10.1 to the Form 8-K filed December 16, 2010).*
10.32
Letter Agreement with Christopher A. White, dated February 8, 2011, by and between Christopher A. White and Cowen Group, Inc. (previously filed as Exhibit 10.1 to the Form 8-K filed February 11, 2011).*
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