Form 10-K/A
period 2010-12-31
COWEN GROUP, INC.
filed 2011-05-02
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $138,580,525.

As of March 10, 2011 there were 75,614,539 shares of the registrant’s common stock outstanding.

Explanatory Note

Cowen Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”) to provide additional information required by Part III, because the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders will not be filed within 120 days after the end of our 2010 fiscal year.  This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II.  Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

The number of directors currently serving on our Board of Directors is six.  On November 2, 2009, the transactions (which we refer to as the Transactions) contemplated by the Transaction Agreement and Plan of Merger, dated as of June 3, 2009, by and among the Company, Ramius LLC , a wholly owned subsidiary of the Company (f/k/a Park Exchange LLC, which we refer to as Ramius), Cowen Holdings, following the Transactions, a wholly owned subsidiary of the Company (f/k/a Cowen Group, Inc., which we refer to as Cowen), RCG Holdings LLC (which we refer to as RCG) and Lexington Merger Corp., a wholly owned subsidiary of the Company, were consummated.  Except for the initial appointment of directors in connection with the Transactions, the members of our Board of Directors are elected to serve a one-year term. On April 27, 2011, Edoardo Spezzotti resigned from our Board of Directors, effective as of such date.

Set forth below is biographical information for each of our directors.  All ages are as of April 29, 2011.

Peter A. Cohen.  Age 64.  Mr. Cohen serves as Chairman of the Company’s Board of Directors and Chief Executive Officer of Cowen Group and serves as a member of the Executive and Operating Committees of Cowen Group. Mr. Cohen is a founding principal of RCG. From November 1992 to May 1994, Mr. Cohen was Vice Chairman and a director of Republic New York Corporation, as well as a member of its executive management committee. Mr. Cohen was also Chairman of Republic’s subsidiary, Republic New York Securities Corporation. Mr. Cohen was Chairman of the Board and Chief Executive Officer of Shearson Lehman Brothers from 1983 to 1990. Over his career, Mr. Cohen has served on a number of corporate, industry and philanthropic boards, including the New York Stock Exchange, The Federal Reserve International Capital Markets Advisory Committee, The Depository Trust Company, The American Express Company, Olivetti SpA, Telecom Italia SpA, Kroll, Inc. and L-3 Communications.  He is presently a Trustee of Mount Sinai Medical Center, Vice Chairman of the Board of Directors of Scientific Games Corporation and a Director of Safe Auto Insurance.  Mr. Cohen provides the Board with extensive experience as a senior leader of large and diverse financial institutions, and, as Chief Executive Officer, he will be able to provide in-depth knowledge of the Company’s business and affairs, management’s perspective on those matters and an avenue of communication between the Board and senior management.

Steven Kotler.  Age 64.  Mr. Kotler currently serves as Vice Chairman of the private equity firm Gilbert Global Equity Partners, which he joined in 2000.  Prior to joining Gilbert Global, Mr. Kotler, for 25 years, was with the investment banking firm of Schroder & Co. and its predecessor firm, Wertheim & Co., where he served in various executive capacities including President & Chief Executive Officer, and Group Managing Director and Global Head of Investment and Merchant Banking.  Mr. Kotler is a Director of CPM Holdings, an international agricultural process equipment company; a Capital Partner of

The Archstone Partnerships; and, Vice Chairman of Stone Tower Capital.  Mr. Kotler is a member of the Council on Foreign Relations; and, from 1999-2002, was Council President of The Woodrow Wilson International Center for Scholars.  Mr. Kotler has previously served as a Governor of the American Stock Exchange, The New York City Partnership and Chamber of Commerce’s Infrastructure and Housing Task Force, The Board of Trustees of Columbia Preparatory School; and, the Board of Overseers of the California Institute of the Arts.  Mr. Kotler also previously served as a Director of Cowen Holdings from September 2006 until June 2007.  Mr. Kotler provides the Board with extensive experience in leading an international financial institution and expertise in private equity.

Jerome S. Markowitz.  Age 71.  Mr. Markowitz has been a Senior Partner at Conifer Securities LLC, a boutique servicing the operational needs of investment managers, since 2006. From 1998 to 2006, Mr. Markowitz was actively involved in managing a private investment portfolio. Prior to 1998, Mr. Markowitz was Managing Director and a member of the executive committee at Montgomery Securities and was responsible for starting their private client, high yield, equity derivatives and prime brokerage divisions. Prior to joining Montgomery, Mr. Markowitz was a Managing Director of L.F. Rothschild’s Institutional Equity Department. Mr. Markowitz is a director and serves on the investment committee of Market Axess Inc., and also formerly served on the advisory board of Thomas Weisel Partners Group, Inc. Mr. Markowitz provides the Board with extensive experience in asset management and investment banking, as well as experience as a public company director.

Jack H. Nusbaum.  Age 70. Mr. Nusbaum is a Senior Partner of the New York law firm of Willkie Farr & Gallagher LLP. Mr. Nusbaum served as the firm’s Chairman from 1987 through 2009 and has been a partner in that firm for more than thirty years. Willkie Farr & Gallagher LLP is outside counsel to Cowen Group. Mr. Nusbaum is also a director of W. R. Berkley Corporation. Mr. Nusbaum provides the Board with experience as senior management of an international law firm and provides extensive legal and corporate governance expertise.

Edoardo Spezzotti.  Age 58. Mr. Spezzotti has been with the Unicredit Group since 2006 and is an Executive Vice President. Mr. Spezzotti is the Vice Chairman of Corporate and Investment Banking (CIB), a position he has held since January 1, 2010, is a member of the CIB Executive Committee, responsible for CIB for the Americas and Asia. He held the position of Global Head of Markets & Investment Banking Division until its merger with the Corporate Banking Division in March 2009 and from April to December 2009 he was responsible for the integration of the two divisions. Prior to joining the UniCredit Group, Mr. Spezzotti was a managing partner at Esfin LLP, a corporate finance firm founded in 2004. During his extensive career in finance, Mr. Spezzotti has worked at Merrill Lynch and at Goldman Sachs in various senior positions for Italy and for the EMEA region in the Investment Banking, Private Banking and Asset Management areas and has advised clients on numerous benchmark mergers, acquisitions and capital markets transactions. Mr. Spezzotti served as BA Alpine Holdings, Inc.’s appointee to Cowen’s board of directors since 2009.  In addition, Mr. Spezzotti provided the Board with extensive international investment banking and corporate finance experience. Effective April 27, 2011, Mr. Spezzotti resigned from the Board.

John E. Toffolon, Jr.  Age 60. Mr. Toffolon served as non-Executive Chairman of Cowen Holdings from July 2008 through the closing of the business combination of Cowen Group and Ramius in November 2009. Mr. Toffolon previously served as Cowen Holding’s Lead Independent Director from June 2007 until his appointment as Chairman, and has been a member of Cowen Holding’s Board of Directors and has served as the Chairman of Cowen Holding’s Audit Committee since September 2006. Since May 2009, Mr. Toffolon has served as a member of the Board of Directors and as the Chairman of the audit committee of Westway Group, Inc., a leading global provider of bulk liquid storage services. Previously, Mr. Toffolon, in his capacity as a partner of The Shermen Group, served as the Chief Financial Officer and a member of the Board of Directors of Shermen WSC Acquisition Corp. since August 2006 until the business combination with Westway in May 2009. From 2001 to 2003, Mr. Toffolon served as an advisor to the Chairman and Chief Executive Officer of Royster-Clark, Inc., a privately-held chemicals distribution company. From 1992 to 2000, Mr. Toffolon served in various capacities, including Executive Managing Director, Chief Financial Officer and Chief Administrative Officer for Nomura Holding America, Inc. and Nomura Securities International, Inc. Mr. Toffolon also served as a member of the Boards of Directors of both Nomura companies. From 1979 to 1990, Mr. Toffolon worked at The First Boston Corporation as a Managing Director in various capacities, including Chief Financial Officer and served on the Management and Capital Commitment Committees. Mr. Toffolon, our Lead Director, has significant public company experience as well as expertise in risk management and finance. The Board also determined that Mr. Toffolon is an Audit Committee financial expert under the applicable rules of the SEC.

Joseph R. Wright.  Age 72. Mr. Wright serves as a senior advisor to Providence Equity, LLC, The Chart Group L.P and The ComVest Group. From January 1, 2009 through December 31, 2009 Mr. Wright served as Chief Executive Officer of Scientific Games Corporation, a supplier of technology-based products, systems and services to gaming markets worldwide. From July 2006 through April 2008, he served as Chairman of Intelsat, Ltd., the world’s largest provider of satellite services, and as Chief Executive Officer of PanAmSat Corporation from August 2001 until it was combined with Intelsat in July 2006. Mr. Wright was Chairman of GRC International, Inc. from 1996 to March 2000 and was Executive Vice President and Vice Chairman of W.R. Grace & Co. from 1989 to 1994. Mr. Wright was a member of President Reagan’s Cabinet, was Director and Deputy Director of the White House Office of Management and Budget from 1982 to 1989 and was Deputy Secretary of the Department of Commerce from 1981 to 1982. He received the Distinguished Citizens Award from President Reagan in 1988. Mr. Wright is chairman of Seamobile/MTN and a director of  Federal Signal Corporation.  Mr. Wright provides the Board with significant senior management expertise as well as experience as a director of a public company.  He also provides the Board with significant experience in public affairs.

EXECUTIVE OFFICERS OF THE COMPANY

Biographies of the current executive officers of the Company are set forth below, excluding Mr. Cohen’s biography, which are included under “Directors of the Company” above.  Each executive officer serves at the discretion of the Board of Directors.

Morgan B. Stark.  Age 71. Mr. Stark serves as the Chairman of Ramius Alternative Investments and Head of Macro Trading Strategy since February 8, 2010 and serves as a member of the Operating Committee of Cowen Group.  Mr. Stark previously served as Chief Executive Officer and President of Ramius LLC.  Mr. Stark is a founding principal of RCG. From 1979 to 1988, Mr. Stark held senior management positions at Chemical Bank and in 1989 he became President and CEO of Chemical Securities, Inc., a Section 20 securities subsidiary. From 1993 to 1995, Mr. Stark was a portfolio manager and Managing Director with Granite Capital International Group. Mr. Stark is a former Chairman and member of the United States Treasury Borrowing Advisory Committee of the Bond Market Association. He currently serves as a member of the Investors Advisory Committee on Financial Markets for the Federal Reserve Bank of New York. He previously served as President, Vice President and member of the Board of Directors of the Dealer Bank Association. Mr. Stark’s philanthropic activities include his positions as a member of the Board of Directors of the Founders Affiliate (Northeast) of the American Heart Association, member of the Investment Committee of the American Heart Association, member of the Board of Directors and Vice President of the Perlman Music Program and Chairman of the Endowment Committee of the Perlman Music Program.

Thomas W. Strauss.  Age 68. Mr. Strauss serves as Chief Executive Officer and President of Ramius Alternative Investments since February 8, 2010 and serves as a member of the Executive and Operating Committees of Cowen Group. Mr. Strauss previously served as Chief Executive Officer and President of Ramius Alternative Solutions. Mr. Strauss is a founding principal of RCG. From 1963 to 1991, Mr. Strauss was with Salomon Brothers Inc. where he was admitted as a General Partner in 1972 and was appointed to the Executive Committee in 1981. In 1986, he became President of Salomon

Brothers and a Vice Chairman and member of the Board of Directors of Salomon Inc., the holding company of Salomon Brothers and Phibro Energy, Inc. In 1993, Mr. Strauss became Co-Chairman of Granite Capital International Group. Mr. Strauss is a former member of the Board of Governors of the American Stock Exchange, the Chicago Mercantile Exchange, the Public Securities Association, the Securities Industry Association, the Federal Reserve International Capital Markets Advisory Committee and the U.S. Japan Business-Council. He is a past President of the Association of Primary Dealers in U.S. Government Securities. Mr. Strauss currently serves on the Board of Trustees of the U.S.-Japan Foundation and is a member of the Board of Trustees and Executive Committee of Mount Sinai Medical Center and Mount Sinai-NYU Health System.

Jeffrey M. Solomon.  Age 45. Mr. Solomon serves as Chief Operating Officer, Head of Investment Banking and serves as a member of the Executive and Operating Committees of Cowen Group. Mr. Solomon is a founding principal of RCG. From 1991 to 1994, Mr. Solomon was at Republic New York Securities Corporation, the brokerage affiliate of Republic National Bank (now part of the HSBC Group), where he served as Chief Administrative Officer, Head of Corporate Development and Strategic Planning. Prior to joining Republic, Mr. Solomon was in the Mergers and Acquisitions Group at Shearson Lehman Brothers. Currently, Mr. Solomon serves on the Boards of Directors of Hale & Hearty Soups, NuGo Nutrition and Tollgrade Communications, Inc. Mr. Solomon also serves on the Technical Advisory Group of the Committee on Capital Markets Regulation.

Stephen A. Lasota.  Age 48. Mr. Lasota serves as Chief Financial Officer of Cowen Group and serves as a member of the Operating Committee of Cowen Group. Mr. Lasota was appointed Chief Financial Officer in November 2009. Prior to the consummation of the business combination of Cowen Group and Ramius in November 2009, Mr. Lasota was the Chief Financial Officer of Ramius LLC and a Managing Director of the Company. Mr. Lasota began working at RCG in November 2004 as the Director of Tax and was appointed Chief Financial Officer in May 2007. Prior to joining RCG, Mr. Lasota was a Senior Manager at PricewaterhouseCoopers LLP. Mr. Lasota has been working in the accounting industry for over twenty years and is a Certified Public Accountant.

Owen S. Littman.  Age 38. Mr. Littman serves as General Counsel and Secretary of Cowen Group and serves as a member of the Operating Committee of Cowen Group. Mr. Littman was appointed General Counsel and Secretary in July 2010. Following the consummation of the business combination of Cowen Group and Ramius in November 2009, Mr. Littman was appointed Deputy General Counsel, Assistant Secretary and Managing Director of Cowen Group and General Counsel and Secretary of Ramius LLC. Mr. Littman began working at RCG in October 2005 as its senior transactional attorney and was appointed General Counsel in February 2009. Prior to joining RCG, Mr. Littman was an associate in the Business and Finance Department of Morgan, Lewis & Bockius LLP.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons holding 10% or more of our Class A common stock to file initial reports of ownership of our securities and reports of changes in ownership of our securities with the SEC. Based on a review of copies of such reports provided to us and on written representations from our executive officers and directors, we believe that all Section 16(a) filing and disclosure requirements applicable to our executive officers and directors for 2010 have been satisfied.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.cowen.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq Stock Market listing standards concerning any amendments to, or waivers from, any provision of the code. You may also request a copy of the code by writing to Cowen Group, Inc., Attn: Corporate Secretary, 599 Lexington Avenue, New York, NY 10022.

AUDIT COMMITTEE

Our Board has established a separately-designated standing Audit Committee which operates under a charter that has been approved by our Board.

Our Board has determined that all of the members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market, and the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

The current members of our Audit Committee are Messrs. Toffolon (Chairperson), Kotler and Wright.  The Board has determined that Mr. Toffolon is an “audit committee financial expert” as defined by applicable SEC rules.

Item 11.         Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Our “named executive officers” for 2010 consist of the following individuals:

•                              Peter A. Cohen, who serves as our Chairman, Chief Executive Officer and President;

•                              Stephen A. Lasota, who serves as our Chief Financial Officer;

•                              David M. Malcolm, who served as the Chief Executive Officer and President of Cowen and Company, LLC, our broker-dealer subsidiary and ceased to be an executive officer as of December 15, 2010;

•                              Jeffrey M. Solomon, who serves as our Chief Operating Officer and Head of Investment Banking;

•                              Morgan B. Stark, who serves as the Chairman of Ramius Alternative Investments and Head of Macro Trading Strategy; and

•                              Thomas W. Strauss, who serves as the Chief Executive Officer and President of Ramius Alternative Investments.

Compensation Philosophy and Objectives

Our compensation program, including compensation of our named executive officers, is designed to achieve three objectives:

•                  Pay for Performance.  A significant portion of the total compensation paid to each named executive officer is variable. The amount of compensation paid is determined based on: (i) the performance of the Company on an absolute basis through a comparison of our results to competitor firms; (ii) an evaluation of each executive officer’s contribution to the Company; and (iii) his performance against individualized qualitative goals.

•                  Align Executive Officers’ Interests with Stockholders’ Interests.   We believe that deferred equity aligns the interests of our executive officers with those of our stockholders and ensures that our employees are focused on the long-term performance of the Company.  In connection with fiscal 2010 bonus payments, most employees earning at least $225,000 in total compensation for the year, including all of our current named executive officers with the exception of Mr. Cohen, received a portion of their bonus in deferred equity, subject to service-based vesting requirements.  Mr. Cohen, who declined a performance-based cash bonus award for 2010, received an award of 217,391 restricted stock units in March 2011, as recommended by the Compensation Committee.  Pursuant to a deferred equity grid approved by the Compensation Committee, the percentage of total compensation paid in deferred equity increases as total compensation increases.  The Compensation Committee believes that the payment of a significant portion of an employee’s compensation in the form of deferred equity properly aligns the employee’s interests with those of the Company’s stockholders and effectively mitigates any risks associated with the Company’s compensation practices.

•                  Recruiting and Retention.  We operate in an intensely competitive industry, and we believe that our success is closely related to our recruiting and retention of highly talented employees and a strong management team. We try to keep our compensation program comparable to industry practices so that we can continue to recruit and retain talented executive officers and employees.

In addition to the objectives noted above, we seek to achieve an appropriate ratio of compensation and benefits expense to revenue on a Company-wide basis, based on the ongoing mix of revenue between broker dealer products, investment management products and revenue generated on our invested capital.  We believe that we can lower the ratio without affecting our other objectives as we grow our assets under management and we experience a more robust investment banking environment.

Our goal of lowering our compensation to revenue ratio is always balanced with our stated objectives.  Specifically, with respect to our recruitment and retention objective, our Compensation Committee has determined that the success of our business is based largely on the quality of our employees, and as such we must continually monitor the market for their services and seek to offer competitive compensation, because we believe it is in our stockholders’ best interest to attempt to minimize employee turnover as a result of paying below market compensation. As a result, we will continue to review our compensation to revenue ratio on a quarterly basis, and there can be no assurance that we will be able to achieve our target levels under difficult market conditions.

Employee compensation and benefits as a percentage of total revenues was 68% in 2010 (excluding legacy deferred compensation expenses), and while high given the Company’s revenues, the Compensation Committee deemed it acceptable in light of the Company’s particularized circumstances during the continuing integration of Ramius and Cowen.

Setting Compensation

The Compensation Committee is responsible for approving the compensation paid to our named executive officers as well as certain other highly compensated employees.  In making compensation determinations, the Compensation Committee reviews information presented to them by the Company’s management, compensation peer group information, external compensation surveys for both investment banking and alternative asset management firms and the recommendations of a compensation consultant engaged by the Committee.  The Compensation Committee reviews our compensation to revenue ratio on a quarterly basis and may adjust the targeted compensation to revenue ratio in order to maintain the Company’s compensation philosophy of aligning the interests of our executive officers and our stockholders.

Involvement of Executive Officers

Our Chief Executive Officer, in consultation with our Chief Operating Officer, our Chief Financial Officer, our General Counsel and employees in our Human Resources department, assists the Compensation Committee with its work. These individuals assist the Compensation Committee by presenting information to the Compensation Committee and making recommendations for the Compensation Committee’s review and consideration. Such information and recommendations include, among other things, the compensation that should be received by the executive officers and certain other highly compensated employees; performance evaluations by the Chief Executive Officer; financial information regarding the Company that should be reviewed in connection with compensation decisions; the firms to be included in a compensation peer group; and the evaluation and compensation process to be followed by the Compensation Committee.  Our Chief Executive Officer is often invited to participate in Compensation Committee meetings; however, he recuses himself from all discussions regarding his own compensation.

Compensation Consultant

In 2010, the Compensation Committee engaged PricewaterhouseCoopers LLP, or PwC, as a compensation consultant to provide peer group analyses, competitive assessments and advice. At the request of the Compensation Committee, PwC assisted in the preparation of and reviewed certain Compensation Committee presentation materials (including the peer group data described below) during 2010 and advised the Compensation Committee as to the competitiveness of the base salary and bonus recommendations presented by our Chief Executive Officer, and the competitiveness of the ultimate compensation levels approved by the Compensation Committee for each executive officer and certain other highly compensated employees.

Compensation Peer Group

In making compensation decisions for 2010, our Compensation Committee reviewed two sets of peer group data.  One set of data included a compensation peer group of firms identified by management with which we compete for executive talent.  For 2010, our compensation peer group consisted of Greenhill & Co., Inc., Jefferies Group, Inc., Lazard LLC, Gleacher, JMP Securities, Keefe Bruyette & Woods, Inc., Knight Capital Group, Piper Jaffray & Co., Stifel Financial, The Blackstone Group, Fortress Investment  Group, GLG Partners and Och-Ziff. Management, together with PwC, gathered and provided information to the Compensation Committee relating to the compensation of the executive officers of these peer firms, including annual base salary, annual cash bonus, equity awards and all other compensation. The Compensation Committee considered this data when determining named executive officers’ 2010 annual bonuses to ensure that our compensation levels were competitive relative to the compensation paid by our peer group.

The other set of peer group data consisted of external market surveys provided by MGMC, Inc. and McLagen, compensation advisory firms.  MGMC primarily addresses broker-dealer activities and McLagen primarily addresses alternative asset management activities.  These market surveys allowed the Compensation Committee to benchmark each executive officer’s total compensation against that of certain boutique investment banks and global investment banks. For 2010, the boutique investment banks included the following firms: CIBC, Evercore, FBR Capital Markets, Gleacher, Greenhill, Jefferies Group, Inc., JMP Securities, Leerink Swann, Keefe Bruyette & Woods, Inc., Piper Jaffray & Co., RBC, Thomas Weisel Partners Group, LLC and Wells Fargo. The global investment banks included the following firms: Bank of America, Barclays Capital, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS. The McLagen Asset Management Firm survey included 111 asset management firms as well as data from 39 asset management firms with assets under management between $1.5 billion and $100 billion.  We use these external market surveys because we compete with companies of various sizes for executive officers and other senior employees.  Each executive officer’s total compensation for 2010, the performance of his respective business unit and his compensation recommendation by management to the Compensation Committee for 2010, were compared to: (i) the 2009 average, 25th, 50th and 75th percentile of total compensation of a similarly positioned executive officer at a boutique investment bank; and (ii) the 2009 average, 25th, 50th and 75th percentile of total compensation of an officer with similar functions (but not necessarily the same title) at a global investment bank or asset management firm.  The Compensation Committee reviews such composite market data to determine the market median compensation paid to similarly situated executives.  Market data are some of the many factors considered by the Compensation Committee when setting compensation, and the amount paid to each executive officer may be more or less than the composite market median based on the roles and responsibilities of the executive officer, experience level and other factors.

Compensation Program and Payments

Our executive compensation consists of base salary, an annual bonus paid in the form of cash and deferred equity awards, and certain limited perquisites and benefits. In addition, certain of our named executive officers are eligible to receive certain payments upon a termination or change in control.

Base Salary

The purpose of base salary is to provide a set amount of cash compensation for each executive officer that is not variable in nature and is generally competitive with market practices. We seek to limit the base salaries of our named executive officers such that a significant amount of their total compensation is contingent upon the performance of the Company and the named executive officer during the fiscal year. This was consistent with standard practice within the securities and asset management industries and we believe this allowed us to reward performance.

The base salary for each named executive officer in fiscal year 2010, other than Mr. Lasota, whose base salary is $300,000 per year, is set out in his respective employment agreement and is described below. For 2011, the Compensation Committee determined to increase Mr. Cohen’s salary from $500,000 to $950,000, Mr. Lasota’s salary from $300,000 to $400,000, Mr. Solomon’s salary from $400,000 to $600,000 and Mr. Strauss’s salary from $450,000 to $600,000.

Annual Bonus and Other Incentive Compensation

The significant portion of total compensation our named executive officers are eligible to receive is in the form of a discretionary annual bonus. This is consistent with our view that a significant portion of compensation paid is to be based on the performance of the Company and of each executive officer. The annual bonus is paid partially in cash and partially in deferred equity in accordance with a distribution grid established by the Compensation Committee.  Our senior management developed, and the Compensation Committee approved, an equity distribution grid that set forth the percentage of total compensation an employee would receive in the form of equity awards, in lieu of, not in addition to, a cash payment.  The equity component of the annual bonus is subject to vesting schedules as discussed below. The equity distribution grid proposed by management for 2010 was discussed and ultimately approved by the Compensation Committee.  For fiscal 2010, the equity distribution grid was set such that any employee, regardless of title, earning total compensation in excess of $225,000 would, with rare exception, receive a percentage of his or her compensation over $225,000 in the form of an equity award. According to the equity distribution grid approved by the Compensation Committee, the percentage of total compensation that must be paid in equity increases as total compensation increases. For example, according to the fiscal 2010 deferred equity grid, an employee earning in excess of $250,000 in total compensation would receive at least 2.0% of his or her total compensation in the form of an equity award, while an employee earning $1 million or more in total compensation would receive at least 30.5% of his or her total compensation in the form of an equity award.  The Compensation Committee evaluates the deferred compensation formula every year and makes necessary changes both to remain competitive with our peer companies and to continue aligning the interests of our executive officers’ with the interests of our stockholders.  The Compensation Committee believes that paying a meaningful portion of each such named executive officer’s compensation in the form of deferred equity properly aligns management’s long-term interests with the interests of our stockholders.

Equity awards relating to fiscal 2010 bonuses were approved in 2010 in the form of restricted stock units vesting as follows: 25% on September 1, 2011, 25% on June 1, 2012, 25% on June 1, 2013 and 25% on June 1, 2014.  Management recommended, and the Compensation Committee approved, this vesting schedule, in part, to allow employees the opportunity to sell some portion of the equity award into cash during 2011 in order to satisfy potential cash needs.

At meetings held on December 8, 2010 and January 21, 2011, the Compensation Committee considered and discussed management’s compensation recommendations for our named executive officers and certain other highly compensated employees and the Compensation Committee approved management’s recommendations.  All performance-based cash bonuses were paid and restricted stock units were awarded to our named executive officers relating to fiscal 2010 in February 2011, with the exception of Mr. Cohen, who received his restricted stock units award in March 2011. Mr. Lasota received a retention award in March 2011.  Mr. Lasota’s retention award will vest with respect to 25% on June 1, 2012, 25% on June 1, 2013 and 50% on June 1, 2014.  To eliminate the impact that a significant price change in the market value of our Class A common stock may have on the number of restricted stock units that are intended to be delivered to an employee, the Compensation Committee approved valuing the restricted stock units using the volume-weighted average price for a five trading day period ending on January 28, 2011, which equaled $4.60 per share.

Perquisites

Prior to the Transactions, Ramius provided certain perquisites, including reimbursement of group term life and long-term disability insurance and tax and financial planning expenses, and the Company continues to provide these perquisites to certain members of senior management, including Messrs. Cohen, Stark, Solomon and Strauss.  In addition, Mr. Cohen and Mr. Strauss are provided with a car and driver for business use.  Messrs. Cohen and Strauss reimburse the Company for personal use of the car and driver.

Fiscal-Year Compensation

No portion of the bonuses awarded in restricted stock units to our named executive officers for their fiscal 2010 performance is included in the Summary Compensation Table because the equity awards were made in 2011. The table below sets forth the total compensation awarded to the named executive officers for their fiscal 2010 performance. These amounts include base salary information and the grant date fair market value of the entire amount of the equity awards granted to the named executive officer in February 2011, as well as grants made to Messrs. Cohen and Lasota in March 2011.  We believe this information is helpful to understanding how our compensation program rewarded our executive officers for their performance during fiscal 2010, and it reflects the way in which our Compensation Committee views aggregate compensation for our named executive officers on a fiscal-year basis.

Name	Base Salary ($)	Cash Bonus ($)	Restricted Stock Units ($)	Other Compensation (1) ($)	Total Compensation ($)

Peter A. Cohen	500,000	0	863,042 (2)	137,608	1,500,650
			(217,391 shares)

Name	Base Salary ($)	Cash Bonus ($)	Restricted Stock Units ($)	Other Compensation (1) ($)	Total Compensation ($)

Stephen A. Lasota	300,000	389,000	407,157	7,350	1,103,507
			(97,229 shares) (3)

David M. Malcolm	457,000	608,000	0	18,927	1,083,927

Jeffrey M. Solomon	400,000	295,000	473,165	50,866	1,219,031
			(109,783 shares)

Morgan B. Stark	500,000	133,000	110,095	77,757	820,852
			(25,544 shares)

Thomas W. Strauss	450,000	233,000	250,639	77,177	1,010,816
			(58,153 shares)

(1)                  The amounts shown in the “Other Compensation” column are attributable to perquisites and other personal benefits or compensation not reported elsewhere in the table.  Perquisites for each of Messrs. Cohen, Malcolm, Stark and Strauss include company-provided group term life and long-term disability insurance.  Additionally, Mr. Cohen was reimbursed $48,173, Mr. Solomon was reimbursed $43,516, and Mr. Stark was reimbursed $57,912 for tax and financial planning expenses reimbursed by the Company.  Mr. Cohen was reimbursed $67,966 representing 60% of the total cost of a car and driver provided to him for business use and Mr. Strauss was reimbursed $53,831 representing 50% of the total cost of a car and driver provided to him for Company use.  The cars and drivers used by Messrs. Cohen and Strauss for business use were available for use by Company personnel at other times for business purposes.  “Other Compensation” reported for Mr. Cohen, Mr. Lasota, Mr. Malcolm, Mr. Solomon and Mr. Strauss also included a $7,350 company match under the 401(k) plan.

(2)                      Mr. Cohen declined a performance-based cash bonus in 2010.  In lieu of the cash bonus, the Compensation Committee awarded Mr. Cohen 217,391 restricted stock units for 2010 performance.

(3)                     Mr. Lasota received an award of 62,229 restricted stock units under the compensation grid in February 2011 and a special equity award of 35,000 restricted stock units in March 2011.  Mr. Lasota’s special equity award will vest with respect to 25% on June 1, 2012, 25% on June 1, 2013 and 50% on June 1, 2014.

Determination of Annual Bonuses for 2010

When determining the amount of annual bonus to be paid for fiscal 2010, the Compensation Committee reviewed and considered the following information:

•                  the financial performance of the Company as a whole and each individual business unit compared to fiscal 2009;

•                  each named executive officer’s contributions to the Company’s growth initiatives in 2010;

•                  each named executive officer’s contributions to the integration of the Company’s businesses following the completion of the Transactions;

•                  historical compensation information for each executive officer;

•                  the Company’s desire to retain certain key employees;

•                  recommendations of the Chief Executive Officer regarding total compensation of our named executive officers and certain other senior employees, which the Compensation Committee discussed with the Chief Executive Officer;

•                  the financial performance of the Company during 2010 compared to comparable public companies and other companies in the securities industry;

•                  external market surveys of total compensation paid by certain boutique investment banks, global investment banks and alternative asset management companies; and

•                  base salary, cash bonus, equity awards and all other compensation paid by the compensation peer group.

The following factors influenced the compensation for each named executive officer for 2010:

•                  Peter A. Cohen, Chairman, Chief Executive Officer and President.  Mr. Cohen declined a performance-based cash bonus in 2010.  The Compensation Committee considered Mr. Cohen’s significant contributions with regard to the Company’s continued integration of the Cowen and Ramius businesses, as well as his oversight of the Company’s expansion initiatives in the alternative investment management and broker-dealer businesses and a reduction of non-compensation expenses in 2010.

•                  Stephen A. Lasota, Chief Financial Officer.  Mr. Lasota improved upon the Company’s public company financial reporting and risk management functions in 2010 and played the lead role in establishing procedures to ensure the Company’s compliance with the Sarbanes Oxley Act of 2002.

•                  David M. Malcolm, Former Chief Executive Officer and President of Cowen and Company, LLC.  On December 15, 2010, in connection with Mr. Malcolm’s resignation from the Board of Directors, the Company entered into a letter agreement with Mr. Malcolm.  Pursuant to the Letter Agreement, Mr. Malcolm was entitled to a bonus for calendar year 2010 equal to $608,000.  For more information, please see the section below titled “Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table — Employment Arrangements.”

•                  Jeffrey M. Solomon, Chief Operating Officer and Head of Investment Banking.  Mr. Solomon’s compensation was influenced by his significant contributions to the Company’s overall strategy as well as the improved performance and growth of the Company’s investment banking and capital markets businesses.  Through his leadership, the Company achieved increased market share in China and expanded its investment banking product offerings and reduced non-compensation expenses in 2010.

•                  Morgan B. Stark, Chairman of Ramius Alternative Investments and Head of Macro Trading Strategy.  Mr. Stark’s compensation was influenced by his leadership efforts relating to the Company’s alternative investment management business and his oversight regarding the winding down of the Company’s legacy multi-strategy products.

•                  Thomas W. Strauss, Chief Executive Officer and President of Ramius Alternative Investments. Mr. Strauss’s compensation was influenced by his efforts expanding the Company’s investment management business through the launch of the Company’s first mutual fund and the formation of the Ramius Trading Strategies managed futures platform, as well as his leadership efforts relating to the integration of the Company’s hedge fund and fund of funds business.

Based on this information, the Committee evaluated the performance of the chief executive officer and determined his annual performance-based compensation, assessed relative levels of responsibility and contribution during the year for each of the other named executive officers and approved 2010 performance-based compensation.

Employment Agreements

Each of our named executive officers, with the exception of Mr. Lasota, entered into an employment agreement with the Company on June 3, 2009 in connection with the Transactions.  The agreements provide for base salary, annual bonus opportunities, and other benefits, contain customary restrictive covenants, and provide for benefits upon certain qualifying terminations of employment.  The severance and change in control arrangements provided by these employment agreements were offered to the executive officers in contemplation of the Transactions in order to induce the named executive officers to accept or continue employment with the Company following the completion of the Transactions.  Additionally, the severance and change in control arrangements are intended to retain our named executive officers and to provide consideration for certain restrictive covenants that apply following a termination of employment.  These agreements were negotiated prior to the Transactions and the formation of the Compensation Committee and were ratified by our Board of Directors at a meeting held on November 5, 2009.  For more information, please see the section below titled “Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table — Employment Arrangements.”

Mr. Malcolm’s Resignation Agreement

On December 15, 2010, Mr. Malcolm resigned from the Company’s Board of Directors and Executive Management Committee and Operating Committee and notified the Company of his intent to retire from his full-time duties with the Company effective February 1, 2011.  In accordance with the terms of his employment agreement, which provided that he would be employed by the Company as a senior advisor beginning on the date of his retirement and for three years thereafter, on December 15, 2010, the Company entered into a letter agreement with Mr. Malcolm establishing the terms and conditions of his senior advisor engagement.  For more information, please see the section below titled “Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table — Employment Arrangements.”

Tax Deductibility under Section 162(m) of the Internal Revenue Code

The Internal Revenue Service, pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our Chief Executive Officer and to certain other executive officers whose compensation is required to be reported to our stockholders pursuant to the Exchange Act by reason of being among our four most highly paid executive officers.  Our 2010 Equity and Incentive Plan is designed to qualify compensation awarded under our annual incentive program as “performance based” to ensure that the tax deduction is available to the Company.

COMPENSATION COMMITTEE REPORT

The Compensation and Benefits Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board of Directors the inclusion of the Compensation Discussion and Analysis in this Form 10-K/A.

Compensation and Benefits Committee of the Board of Directors of Cowen Group, Inc.

Jerome S. Markowitz, Chairperson.

John E. Toffolon, Jr.

Summary Compensation Table

The following table sets forth compensation information for our named executive officers for services performed for the Company and its subsidiaries during 2010.

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Change in Pension Value	Other Compensation		Total ($)

Peter A. Cohen	2010	500,000	—	297,747	23,345	137,608	(3)	958,700
Chairman, Chief Executive Officer and President	2009	83,333	60,242	3,089,324	22,303	22,262		3,277,464

Stephen A. Lasota	2010	300,000	389,000	258,525	3,158	7,350	(4)	958,033
Chief Financial Officer	2009	50,000	365,000	250,485	3,018	—		668,503

David M. Malcolm	2010	457,000	608,000	129,771	—	18,927	(5)	1,213,698
Former Chief Executive Officer and President Cowen and Company, LLC	2009	75,000	351,923	2,108,474	—	1,500,000		4,035,397

Jeffrey M. Solomon	2010	400,000	295,000	208,265	9,613	50,866	(6)	963,744
Chief Operating Officer and Head of Investment Banking

Morgan B. Stark	2010	500,000	133,000	254,754	26,240	77,757	(7)	991,751
Chairman of Ramius Alternative Investments	2009	83,333	59,299	3,089,324	26,240	9,613		3,267,809

Thomas W. Strauss	2010	450,000	233,000	177,928	26,091	77,177	(8)	964,196
Chief Executive Officer and President of Ramius Alternative Investments	2009	75,000	146,970	1,920,389	27,927	21,765		2,192,051

(1)                      The amounts in this column reflect cash bonuses paid to the named executive officers in 2011 in respect of performance during the 2010 year.

(2)                      The entries in the stock awards column reflect the aggregate grant date value of the awards granted in 2010 in connection with 2009 performance in accordance with FASB ASC 718.  For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note it its financial statements included in its Form 10-K for 2010, as filed with the SEC.

(3)                      Other compensation for Mr. Cohen include company-provided group term life and long-term disability insurance; $48,173, company reimbursement for tax and financial planning in 2010, $67,966 representing 60% of the total cost of a car and driver provided to him for Company use in 2010, and a $7,350 match under the 401(k) plan.

(4)                      Other compensation for Mr. Lasota includes a $7,350 match under the 401(k) plan.

(5)                      Other compensation for Mr. Malcolm include company-provided group term life and long-term disability insurance; and a $7,350 match under the 401(k) plan.

(6)                  Other compensation for Mr. Solomon includes $43,516 company reimbursement for tax and financial planning in 2010 and a $7,350 match under the 401(k) plan.

(7)                      Other compensation for Mr. Stark includes company-provided group term life and long-term disability insurance; and $57,912 company reimbursement for tax and financial planning in 2010.

(8)                      Other compensation for Mr. Strauss include company-provided group term life and long-term disability insurance; $53,831 representing 50% of the total cost of a car and driver provided to him for Company use in 2010; and a $7,350 company match under the 401(k) plan in 2010.

2010 Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards made to the named executive officers during fiscal year 2010.

	Grant Date	Corporate Action Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Peter A. Cohen	6/7/2010	2/10/2010	60,889	297,747
Stephen A. Lasota	6/7/2010	2/10/2010	52,868	258,525
David M. Malcolm	6/7/2010	2/10/2010	26,538	129,771
Jeffrey M. Solomon	6/7/2010	2/10/2010	42,590	208,265
Morgan B. Stark	6/7/2010	2/10/2010	52,097	254,754
Thomas W. Strauss	6/7/2010	2/10/2010	36,386	177,928

(1)                      Restricted stock awards will vest with respect to 10% on June 7, 2010, 15% on August 15, 2010, 10% on May 15, 2011, 15% on August 15, 2011, 25% on May 15, 2012 and 25% on May 15, 2013, as long as the award recipient remains employed by the Company and otherwise complies with the terms and conditions of the applicable award agreements.

(2)                      The entries in the stock awards column reflect the aggregate grant date value of the awards granted in 2009 in connection with the Transactions computed in accordance with FASB ASC 718.  For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note it its financial statements included in its Form 10-K for 2010, as filed with the SEC.

Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Arrangements

Employment Agreements with Peter A. Cohen, Jeffrey M. Solomon, Morgan B. Stark and Thomas W. Strauss.  The Company is party to employment agreements with Messrs. Cohen, Solomon, Stark, and Strauss, which became effective on November 2, 2009, upon the closing of the Transactions. Pursuant to his employment agreement, Mr. Cohen is entitled to a minimum base salary of $500,000 and a minimum annual performance-based bonus of $250,000; Mr. Solomon is entitled to a minimum base salary of $400,000 and a minimum annual performance-based bonus of $200,000; Mr. Stark is entitled to a minimum base salary of $500,000 and a minimum annual performance-based bonus of $250,000; and Mr. Strauss is entitled to a minimum base salary of $450,000 and a minimum annual performance based bonus of $500,000.  The agreements provide that, upon a termination of the applicable executive’s employment for any reason other than cause or by reason of death or disability, or upon the applicable executive’s resignation for good reason (with cause, disability, and good reason each being defined in the agreements), which we refer to as an involuntary termination, the executive will be entitled to the following: (i) accrued obligations (earned but unpaid base salary and annual bonus), (ii) a lump sum cash payment equal to two times the sum of base salary plus annual bonus for the year prior to the year in which termination occurs (or, in the case of Mr. Strauss, a lump sum cash payment equal to two times the greater of (A) the sum of his base salary plus his annual bonus for the year prior to the year in which termination occurs and (B) the value of his RAPP program award, as described below, for the year prior to the year in which termination occurs), (iii) immediate vesting of outstanding equity awards (including REOP awards), and (iv) all outstanding stock options will remain exercisable for the remainder of their respective terms (we refer to the benefits described in clauses (iii) and (iv) as the Equity Benefits). In addition, if Mr. Stark undergoes an involuntary termination, he will be entitled to an additional cash payment equal to $1.5 million.  In the event that the employment of any of these executives is terminated due to his death or disability, he or his estate will be entitled to the accrued obligations and the Equity Benefits. Messrs. Cohen, Stark, and Strauss are subject to non-competition and non-solicitation obligations during employment, and non-solicitation obligations for one year following a termination of employment for any reason.  The employment agreements with Messrs. Cohen, Stark, and Strauss do not contain any provisions that provide for payments to be made upon a change in control.

Employment Arrangements with David M. Malcolm.  During 2010, the Company was party to an employment agreement with Mr. Malcolm, which became effective on November 2, 2009, upon the closing of the Transactions. The agreement provided that, upon an involuntary termination (as described above with respect to the agreements for Messrs. Cohen, Stark, and Strauss), Mr. Malcolm would be entitled to the following, subject to his signing and not revoking a separation and release agreement: (i) accrued obligations, (ii) the Equity Benefits, (iii) a cash payment equal to the sum of $2.25 million, his prior year’s base salary and the cash portion of his prior year’s bonus, and (iv) vesting of his interest in Cowen Healthcare Royalty Partners. The agreement also provided that in the event that Mr. Malcolm was terminated due to his death or disability, he or his estate would be entitled to the accrued obligations and the Equity Benefits, as well the vesting of his interest in Cowen Healthcare Royalty Partners. Upon a change in control of the Company, Mr. Malcolm would be entitled to accelerated vesting of the shares of restricted stock that were granted to him pursuant to his employment agreement. Additionally, all outstanding equity awards would vest in accordance with the applicable grant agreement upon a change in control of the Company.

On December 15, 2010, in connection with Mr. Malcolm’s resignation from the Board of Directors, the Company entered into a letter agreement (the “Letter Agreement”) with Mr. Malcolm, which supersedes any and all of Mr. Malcolm’s prior employment agreements and letters relating to Mr. Malcolm’s employment.  Pursuant to the Letter Agreement, Mr. Malcolm agreed to retire from his full time duties with the Company effective February 1, 2011 (the “Effective Date”), at which time, and continuing for sixty (60) months from such date (the “Term”), the Company shall employ Mr. Malcolm as a Senior Advisor.  Pursuant to the Letter Agreement, Mr. Malcolm was entitled to a bonus for calendar year 2010 equal to $608,000, as well as a base salary of $650,000 per annum, commencing from the Effective Date until the second anniversary of the Effective Date, and $400,000 per annum, commencing from the second anniversary of the Effective Date until the fifth anniversary of the Effective Date, and continued eligibility to participate in the Company’s medical plans during the Term. The Letter Agreement also includes customary restrictions on the disclosure of confidential information, non-solicitation (which survives for two years following the end of the Term), and non-competition (which survives for one year following the end of the Term).

Senior Advisor Agreement with Mr. Stark.  In addition to the above, the employment agreements with Mr. Stark provides that upon his retirement on or after December 31, 2010, he will be employed by the Company as a senior advisor beginning on the date of his retirement and for three years thereafter, which employment will be governed by a senior advisor agreement.  These agreements provide for an annual base salary of $750,000, Company-provided health and medical benefits Mr. Stark, his spouse, and his dependents during the three-year term (to the extent permitted by the terms of the applicable plans), and continued vesting of equity awards. In addition, the agreement provide that if the Company undergoes a change in control during the term of his employment as a senior advisor, he will be entitled to a lump sum cash payment equal to the unpaid balance of his base salary for the remainder of the three-year term. This agreement also subjects Mr. Stark to non-solicitation obligations during the term of his employment and for two years thereafter, and non-competition obligations during the term of his employment and for one year thereafter.  .

RAPP Program.  Pursuant to the terms of his employment agreement, Mr. Strauss is eligible to participate in the employee profit participation plan of Ramius Alternative Solutions, LLC, a subsidiary of Ramius, known as the RAPP Program, which is offered to certain key employees.  The RAPP Program provides for the granting of equity interests in related entities with initial grant values based on a certain percentage of profits of Ramius Alternative Solutions LLC. One half of the amount granted represents equity units in one of the consolidated fund-of-funds products managed by Ramius Alternative Solutions LLC chosen by senior management.  The other half of the amount granted represent equity units of the Company.  No amounts were earned by Mr. Strauss under the RAPP Program in respect of 2010 performance.

2010 Equity and Incentive Plan

Effective as of June 7, 2010, the Company adopted the 2010 Equity and Incentive Plan (the “2010 Plan”).

The 2010 Plan initially reserved 7,500,000 shares of Class A common stock for delivery to participants and their beneficiaries under the 2010 Plan, subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off, or other similar change in capitalization or event.  Additionally, commencing on January 1, 2011 and on the first day of each fiscal year of the Company thereafter during the term of the 2010 Plan, additional shares of common stock representing seven and one-half percent (7.5%) of our shares of common stock outstanding on such date, less shares then available for issuance under the 2010 Plan, will automatically become available for grant or settlement of awards. Shares delivered under the 2010 Plan may be either treasury shares or newly issued shares.  For purposes of determining the remaining ordinary shares available for grant under the 2010 Plan, if any shares subject to an award are forfeited, cancelled, exchanged, or surrendered, or if an award terminates or expires without a distribution of shares, those shares will again be available for issuance under the 2010 Plan. However, shares of stock that are exchanged by a grantee or withheld by us as full or partial payment in connection with any award under the 2010 Plan, as well as any shares of stock exchanged by a grantee or withheld by us to satisfy the tax withholding obligations related to any award under the 2010 Plan, will not be available for subsequent awards under the 2010 Plan.

The 2010 Plan provides that generally, unless otherwise determined by the Compensation Committee or as set forth in an award or employment agreement, in the event of a change in control (as defined in the 2010 Plan), all outstanding awards shall become fully vested and exercisable and all restrictions, forfeiture conditions or deferral periods on any outstanding awards shall immediately lapse, and payment under any awards shall become due.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2010.

	Option Awards			Stock Awards
	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have Not Vested (#)	Market Value of Shares that have Not Vested ($) (1)
Peter A. Cohen
Transaction Award(2)	—	—	—	425,392	1,995,088
2009 Award (3)				45,668	214,183
Stephen A. Lasota
Transaction Award(2)	—	—	—	34,491	161,763
2009 Award (3)				32,931	154,446
2009 Retention Award (4)				8,961	42,027
David M. Malcolm
Transaction Award(2)				288,832	1,354,622
2006 Option Award(5)	103,390	16.00	7/12/2013	—	—
2006 Initial Award(6)				51,147	239,879
2007 Award(7)				11,663	54,699
2008 Award(8)				34,884	163,606
2009 Award(3)				19,905	93,354
Jeffrey M. Solomon
Transaction Award(2)				218,444	1,024,502
2009 Award (3)				31,943	149,813
Morgan B. Stark
Transaction Award(2)				425,392	1,995,088
2009 Award (3)				39,074	183,257
Thomas W. Strauss
Transaction Award(2)				264,432	1,240,186
2009 Award (3)				27,291	127,995

(1)                      The values in the column are based on the $4.69 closing price of our Class A common stock on the Nasdaq Global Market on December 31, 2010.

(2)                  In connection with the Transactions, RCG granted interests which represent the right to receive a number of shares of Class A common stock of the Company to Messrs. Cohen, Solomon, Stark, Strauss, and Lasota, which we refer to as the REOP awards.  Additionally, in connection with the Transactions, Mr. Malcolm, received restricted stock awards which were granted under the Amended 2007 Cowen Group, Inc. Equity and Incentive Plan. Shares underlying the REOP Awards for Messrs. Cohen, Lasota, Solomon, Stark and Strauss and restricted stock awards for Mr. Malcolm in connection with the Transactions will vest in two equal installments on each of November 2, 2011 and November 2, 2012, in each case as long as the award recipient remains employed by the Company and otherwise complies with the terms and conditions of the applicable award agreements, subject to earlier vesting in the event of certain qualifying terminations of employment.

(3)                      Restricted stock units awarded on June 7, 2010 commenced vesting with respect to 10% on June 7, 2010, 15% on August 15, 2010, 10% on May 15, 2011, 15% on August 15, 2011, 25% on May 15, 2012 and 25% on May 15, 2013.

(4)                      Restricted stock units awarded on June 7, 2010 will vest on May 15, 2013.

(5)                      Options awarded in 2006 by Cowen that were converted into options on the Company’s Class A common stock in connection with the Transactions vested in connection with the Transactions.

(6)                      Restricted stock awarded to Mr. Malcolm on July 12, 2006 that were converted into the Company’s Class A common stock in connection with the Transactions commenced vesting with respect to 25% of the shares on July 12, 2009, an additional 25% will vest on July 12, 2010, and the remaining 50% will vest on July 12, 2011.  Mr. Malcolm will continue to vest in these awards pursuant to the terms of the Letter Agreement described above.

(7)                      Restricted stock awarded to Mr. Malcolm on January 25, 2008 for 2007 performance that were converted into the Company’s Class A common stock in connection with the Transactions will vest with respect to 25% of the shares on each of May 15, 2009 and May 15, 2010, respectively and the remaining 50% on May 15, 2011.  Mr. Malcolm will continue to vest in these awards pursuant to the terms of the Letter Agreement described above.

(8)                      Restricted stock awarded to Mr. Malcolm on February 2, 2009 for 2008 performance that were converted into the Company’s Class A common stock in connection with the Transactions will vest with respect 50% of the shares on each of  May 15, 2011 and May 15, 2012. Mr. Malcolm will continue to vest in these awards pursuant to the terms of the Letter Agreement described above.

Option Exercises and Stock Vested

The following table sets forth certain information concerning stock vested during the year ended December 31, 2010.  No stock options were exercised by any of the named executive officers in 2010.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting

Peter A. Cohen	15,221	$61,219	(1)
Stephen A. Lasota	10,976	$44,145	(1)
David M. Malcolm	59,437	$273,314	(2)
Jeffrey M. Solomon	10,647	$42,822	(1)
Morgan B. Stark	13,023	$52,378	(1)
Thomas W. Strauss	9,095	$36,580	(1)

(1)       The value realized upon vesting of the stock awards is based on the $4.22 closing sale price of our common stock on June 7, 2010 and the $3.89 closing sale price of our common stock on August 15, 2010, the vesting date of the awards.

(2)       The value realized upon vesting of the stock awards is based on the $5.41 closing sale price of our common stock on January 16, 2010, the $4.90 sale price of our common stock on May 15, 2010, the $4.22 closing sale price of our common stock on June 7, 2010, the $4.00 closing sale price of our common stock on July 12, 2010 and the $3.89 closing sale price of our common stock on August 15, 2010, the vesting date of the awards.

Pension Benefits

The following table sets forth information relating to the accumulated pension benefits for Messrs. Cohen, Lasota, Solomon, Stark, and Strauss in the Ramius LLC Cash Balance Plan as of December 31, 2010.  Mr. Stark elected to receive the entire amount of his accumulated pension benefits in 2009 when he reached the age of 70.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Peter A. Cohen	Ramius LLC Cash Balance Plan	5	$580,504	—
Stephen A. Lasota	Ramius LLC Cash Balance Plan	5	$78,539
Jeffrey M. Solomon	Ramius LLC Cash Balance Plan	5	$239,032
Morgan B. Stark	Ramius LLC Cash Balance Plan	5	$0	—
Thomas W. Strauss	Ramius LLC Cash Balance Plan	5	$648,799	—

Ramius maintains the Ramius LLC Cash Balance Plan, pursuant to which, prior to the Transactions, employees of Ramius contributed cash to fund the plan and participants received an annual contribution credit (based on age and “tier” of participation).  Participants also receive an annual interest credit (based on 30-Year Treasury Bills) on the balances in their respective accounts.  Participants were able to elect payments in the form of a lump sum distribution or among several annuity options. All participants were 100% vested in their account balances at all times. Each participant in the plan is entitled to receive his accumulated benefits upon any separation from service or upon reaching the age of 70.  The Trustees of the Cash Balance Plan decided to temporarily suspend plan contributions effective from January 1, 2009.

For information on the valuation method and material assumptions applied in quantifying the present value of the current accrued benefit, refer to the Company’s Defined Benefit Plans Note in its financial statements included in its Form 10-K for 2010, as filed with the SEC.

Potential Payments Upon Termination or Change in Control

Pursuant to the employment agreements with our named executive officers, upon certain terminations of employment or a change in control of the Company, our named executive officers are entitled to certain payments of compensation and benefits as described above under “Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table — Employment Arrangements.”  The table below reflects the amount of compensation and benefits that would have been payable to each named executive officer in the event that the named executive officer had experienced the following events as of December 31, 2010: (i) a termination for cause or resignation, or voluntary termination, (ii) involuntary termination, (iii) a change in control, (iv) termination by reason of an executive’s death, or (v) termination by reason of an executive’s disability.  Mr. Malcolm is not included in the table below because his employment agreement, which terminated on December 15, 2010, was not in effect as of December 31, 2010.

		Triggering Events
Name	Type of Payment	Voluntary Termination ($)	Involuntary Termination ($)	Change in Control ($)	Death ($)	Disability ($)
Peter A. Cohen	Cash Severance	0	1,338,272	0	0	0
	Equity Acceleration (1)	0	2,209,271	0	2,209,271	2,209,271
	Total	0	3,547,543	0	2,505,314	2,505,314

Stephen A. Lasota	Cash Severance	0	0	0	0	0
	Equity Acceleration	0	358,236	0	358,236	358,236
	Total	0	358,236	0	358,236	358,236

Jeffrey M. Solomon	Cash Severance	0	1,325,060	0	0	0
	Equity Acceleration	0	1,174,315	0	1,174,315	1,174,315
	Total	0	2,499,375	0	2,474,671	2,474,671

Morgan B. Stark	Cash Severance	0	1,323,800	0	0	0
	Equity Acceleration	0	2,178,346	0	2,178,346	2,178,346
	Total	0	3,502,146	0	3,502,146	3,502,146

Thomas W. Strauss	Cash Severance	0	1,265,988	0	0	0
	Equity Acceleration	0	1,368,181	0	1,368,181	1,368,181
	Total	0	2,634,169	0	2,634,169	2,634,169

(1)                      Includes the value of acceleration of all unvested shares of restricted stock, based on a per share price of $4.69 per share, which was the closing price of our Class A common stock on the Nasdaq Global Market on December 31, 2010.

COMPENSATION PROGRAM FOR NON-EMPLOYEE DIRECTORS FOR 2010

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2010.

Director Compensation Table

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total

Steven Kotler(2)	16,625		16,625
Jerome S. Markowitz		105,005	105,005
Jack H. Nusbaum		105,005	105,005
John E. Toffolon, Jr.	55,000	55,002	110,002
Joseph R. Wright		100,005	100,005

(1)                      Represents the aggregate grant date fair value calculated in accordance with generally accepted accounting principles.  For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note it its financial statements included in its Form 10-K for 2010, as filed with the SEC. As of December 31, 2010, Mr. Toffolon held and additional 14,717 shares of fully vested but not yet delivered restricted stock units.

(2)                      Mr. Kotler was elected to our Board by shareholders on June 7, 2010.

Narrative Disclosure Relating to Director Compensation Table

In 2010, each of our Directors received annual compensation of $100,000.  The Chairman of each of the Compensation Committee and the Nominating and Corporate Governance Committee received additional compensation of $5,000 per annum and the Chairman of the Audit Committee received additional compensation of $10,000 per annum.  For 2010, compensation was payable, at the Director’s election, 50% in cash and 50% in restricted stock units or 100% in restricted stock units.  The restricted stock units are vested and not subject to forfeiture; however, except in the event of death, the underlying shares of Cowen Group, Inc. Class A common stock will not be delivered to the holder for at least one year from the date of grant. These equity awards are intended to further align the interests of our Directors with those of our stockholders.  Mr. Kotler, who was appointed to our Board of Directors in 2010, received cash compensation for six months in 2010. Directors who also are employed as executive officers of the Company receive no additional Director compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of non-employee directors, none of whom has ever been an officer or employee of the Company and none of whom had any related person transaction involving the Company.  None of our executive officers (1) served as a member of the board of directors or compensation committee of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (2) served as a member of the compensation committee of any other entity that had one or more of its executive officers serving as a member of our Board during 2010.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Directors, Nominees and Executive Officers

The following table shows how many shares of our Class A common stock were beneficially owned as of April 29, 2011, by each of our directors and Named Executive Officers, and by all of our directors and executive officers as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment power with respect to the shares owned by them.

	Amount and Nature of Beneficial Ownership	Percent of Class
Executive Officers and Directors:
Peter A. Cohen(1)(2)	32,631,515	43.1%
Stephen Kotler	10,000	*
Jerome S. Markowitz(3)	150,177	*
Jack H. Nusbaum	48,818	*
Edoardo Spezzotti(5)	0	*
John E. Toffolon, Jr.(6)	50,000	*
Joseph R. Wright	67,922	*
Jeffrey M. Solomon(1)(7)	32,626,941	43.1%
Morgan B. Stark(1)(8)	32,629,317	43.1%
Thomas W. Strauss(1)(9)	32,625,389	43.1%
Stephen A. Lasota(10)	40,377	*
All directors and named executive officers as a group (11 persons)	33,031,574	43.7%

*                             corresponds to less than 1% of Cowen Group Class A common stock.

(1)                      The number of shares of Class A common stock beneficially owned by Mr. Cohen, Mr. Solomon, Mr. Stark and Mr. Strauss consists of the 32,616,294 shares of Class A common stock held by RCG Holdings LLC. C4S & Co., L.L.C. (“C4S”) is the managing member of RCG and may be considered to be the beneficial owner of any securities deemed to be beneficially owned by RCG. C4S disclaims beneficial ownership of these securities. Mr. Cohen, Mr. Solomon, Mr. Stark and Mr. Strauss are the sole managing members of C4S and may be considered beneficial owners of any securities deemed to be beneficially owned by C4S. Messrs. Cohen, Solomon, Stark and Strauss disclaim beneficial ownership of these securities, except as otherwise expressly described below.

(2)                     Mr. Cohen does not disclaim beneficial ownership with respect to the 3,011,504 shares of Class A common stock that are held by RCG and allocated to Mr. Cohen in connection with his ownership interest in RCG (including shares attributed to unvested REOP interests in RCG granted to Mr. Cohen in connection with the Transactions). However, the distribution by RCG of those shares to Mr. Cohen is subject to certain restrictions.

(3)                  Mr. Markowitz has a pecuniary interest in 214,695 shares of Class A common stock that are held by RCG and allocated to Mr. Markowitz in connection with his ownership interest in RCG, but is not deemed to be the beneficial owner of these shares. The distribution by RCG of those shares to Mr. Markowitz is subject to certain restrictions.

(5)                      Mr. Spezzotti, the former designee of BA Alpine Holdings, Inc. and HVB (each of which is a subsidiary of UniCredit Group), is not deemed to be the beneficial owner of (i) the 8,518,685 shares of Class A common stock that are held by RCG and allocated to BA Alpine Holdings, Inc. or (ii) the 2,713,882 shares of Class A common stock that are held by HVB Alternative Advisors LLC. Effective April 27, 2011, Mr. Spezzotti has resigned from our Board of Directors.

(6)                      Includes 10,000 shares of Class A common stock held by family trusts.

(7)                      Mr. Solomon does not disclaim beneficial ownership with respect to the 590,553 shares of Class A common stock that are held by RCG and allocated to Mr. Solomon in connection with his ownership interest in RCG (including shares attributed to unvested REOP interests in RCG granted to Mr. Cohen in connection with the Transactions). However, the distribution by RCG of those shares to Mr. Cohen is subject to certain restrictions.

(8)                      Mr. Stark does not disclaim beneficial ownership with respect to the 2,387,771 shares of Class A common stock that are held by RCG and allocated to Mr. Stark in connection with his ownership interest in RCG (including shares attributed to unvested REOP interests in RCG granted to Mr. Stark in connection with the Transactions) and the 58,475 shares of Class A common stock that are held by RCG and allocated to Sidney Stark, Mr. Stark’s wife, in connection with her ownership interest in RCG. However, the distribution by RCG of those shares to Mr. and Mrs. Stark is subject to certain restrictions.

(9)                      Mr. Strauss does not disclaim beneficial ownership with respect to the 1,826,101 shares of Class A common stock that are held by RCG and allocated to Mr. Strauss in connection with his ownership interest in RCG (including shares attributed to unvested REOP interests in RCG granted to Mr. Strauss in connection with the Transactions) and the 1,061,041 shares of our Class A common stock that are held by RCG and allocated to an entity controlled by Mr. Strauss, in connection with its ownership interest in RCG. However, the distribution by RCG of those shares to Mr. Strauss and the entity is subject to certain restrictions.

(10)                Mr. Lasota has a pecuniary interest in the 53,566 shares of Class A common stock that are held by RCG and allocated to Mr. Lasota in connection with his ownership interest in RCG (including shares attributed to unvested REOP interests in RCG granted to Mr. Lasota in connection with the Transactions), but is not deemed to be the beneficial owner of these shares. The distribution by RCG of those shares to Mr. Lasota is subject to certain restrictions.

Beneficial Owners of More than Five Percent of Our Class A common stock

Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as of April 29, 2011, the persons known by us to be beneficial owners of more than 5% of our Class A common stock were as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

RCG Holdings LLC (1) 599 Lexington Avenue New York, NY 10022	32,616,294	43.0%

UniCredit S.p.A. (2) c/o Bayerische Hypo- und Vereinsbank AG 150 East 42nd Street New York, New York 10017	11,232,567	14.8%

Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	4,562,348	6.05%

(1)                      This information is based on a Schedule 13D filed with the SEC on March 16, 2011 by RCG Holdings LLC.

(2)                      This information is based on a Schedule 13D filed with the SEC on May 13, 2010 by UniCredit S.p.A.  The beneficial ownership indicated above represents the aggregate beneficial ownership of UniCredit S.p.A., and its subsidiaries, BA Alpine Holdings, Inc., UniCredit Bank Austria AG and HVB Alternative Advisors LLC .  BA Alpine Holdings, Inc. and UniCredit Bank Austria AG reported that they have sole voting and dispositive power with respect to 8,518,685 shares.  UniCredit S.p.A. reported that it has sole voting and dispositive power with respect to 11,232,567 shares of which, 2,713,882 shares are held by HVB Alternative Advisors LLC.

(3)                      This information is based on a Schedule 13G filed with the SEC on February 14, 2011 by Wellington Management Company, LLP.  Wellington Management Company, LLP reported that they have shared voting power with respect to 2,996,361 shares and shared dispositive power with respect to 4,562,348 shares which are held of record by clients of Wellington Management.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2010, the number of shares of our common stock to be issued upon exercise of outstanding options granted under our 2010, 2007 and 2006 Equity and Incentive Plans, the weighted-average exercise price of such options, and the number of shares remaining available for future issuance under the plans for all awards as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Shares in First Column)
Equity compensation plans approved by security holders	893,432	$13.04	5,492,383	(1)
Equity compensation plans not approved by security holders	None	N/A	None

(1)                      This number is based on the 4,725,000 shares currently authorized for issuance under the 2006 Equity and Incentive Plan and 5,500,000 shares authorized for issuance under our Amended 2007 Equity and Incentive Plan. In addition to the 893,432 shares to be issued upon the exercise of outstanding options to purchase our common stock, 5,788,021 shares of restricted stock, common stock and restricted stock units were issued under the plans and were outstanding as of December 31, 2010. All of the 5,492,383 shares available for future issuance under the plan as of December 31, 2010, may be granted in the form of restricted stock, restricted stock units, options or another equity-based award authorized under the plan.  As of April 20, 2011, we had 913,214 shares remaining under the equity plans, which exclude shares reserved for issuance based on certain performance criteria in existing agreements.

Item 13.         Certain Relationships and Related Transactions and Director Independence

Director Independence

Under applicable Nasdaq Stock Market rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has determined that none of Messrs. Kotler, Markowitz, Nusbaum, Toffolon or Wright currently has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the Nasdaq Stock Market, Inc. Marketplace Rules.  In addition, the Board has determined that all of the members of each of the Board’s three standing Committees — Audit, Compensation and Nominating and Corporate Governance — are independent as defined under the rules of the Nasdaq Stock Market and, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

BA Alpine Holdings, Inc. and its affiliates have the right to designate one director for nomination to the Cowen Group board of directors, previously Mr. Spezzotti served in such capacity prior to his resignation, as described above, until certain of its affiliates own less than 4.9% of the outstanding common stock of Cowen Group (including shares held by RCG that are attributable to BA Alpine Holdings, Inc.) throughout any consecutive ninety-day period. Cowen Group has agreed to nominate the BA Alpine Holdings, Inc. designee as part of the slate of directors proposed by Cowen Group in connection with any vote to elect the board of directors of Cowen Group, and RCG has agreed to vote all of the shares of our Class A common stock that it holds in favor of the election of such nominee. UniCredit S.p.A., on behalf of itself and its subsidiaries, including BA Alpine Holdings, Inc., has advised the Company that it does not intend to appoint a replacement for Mr. Spezzotti and has waived its right to appoint a designee to our Board of Directors in the future.

Mr. Cohen cannot be considered an independent director under Nasdaq Stock Market rules because Mr. Cohen is employed as our Chief Executive Officer.  Therefore, the Board of Directors has determined that five of our six directors are independent.

Related Transactions Involving Our Executive Officers

Side-by-Side Investments

To the extent permissible by applicable law, our principals and certain eligible employees, as well as such individuals’ immediate family members and other investors they refer to us, have historically been permitted to invest their own capital either directly in, or in side-by-side investments with, our alternative investment management funds. Side-by-side investments are investments in assets substantially similar to the investments of the applicable fund. Direct investment in, or side-by-side investments with, our funds by such individuals are generally made on the same terms and conditions as the investments made by other third party investors in the funds, except that such investments are subject to discounted management and performance fees. Certain Company employees who are eligible to make such investments will be permitted to invest their own capital either directly in, or in side-by-side investments with, our funds on the same terms currently available to our employees.

Employment Arrangements

Andrew Cohen, the son of Peter A. Cohen, is a Managing Director of Ramius, and earned approximately $1,000,000 in 2010.

Services Agreement with RCG

The Company and RCG are parties to a services agreement, under which the Company provides certain services (including accounting services, distribution of annual statements to members of RCG, maintenance and storage of RCG books and records, and coordination services relating to the sale and distribution of restricted shares of our Class A common stock held by RCG), to RCG for a total annual cost to RCG not to exceed $12,000, for a term not to exceed four years from the closing of the Transactions and terminable upon the mutual agreement of both parties.

Review and Approval of Transactions with Related Persons

To minimize actual and perceived conflicts of interests, our board of directors has adopted a written policy governing transactions in which the Company is a participant, the aggregate amount involved is reasonably expected to exceed $120,000, and any of the following persons has or may have a direct or indirect material interest in the transaction: (a) our executive officers, directors (including nominees) and certain other highly compensated employees, (b) stockholders who own more than 5% of our common stock, and (c) any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law or person (other than a tenant or employee) sharing the same household of any person described in (a) or (b) above. These transactions will be considered “related person transactions.”

Unless exempted from such policy as described below, the policy requires that related person transactions must be reported to our General Counsel or Chief Compliance Officer who will then submit the related person transaction for review by our Audit Committee. The Audit Committee will review all relevant information available to it and will approve or ratify only those related person transactions that it determines are not inconsistent with the best interests of the Company. If our General Counsel or Chief Compliance Officer determines that advance approval of a related person transaction is not practicable under the circumstances, the Audit Committee will review, and, in its discretion, may ratify the related person transaction at its next meeting, or at the next meeting following the date that the related person transaction comes to the attention of our General Counsel, Deputy General Counsel or Chief Compliance Officer. However, the General Counsel or Chief Compliance Officer may present a related person transaction that arises between Audit Committee meetings to the Chair of the Audit Committee, who will review and may approve the related person transaction, subject to the Audit Committee’s ratification at its next meeting.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, the board anticipates it will determine that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of the policy:

•                  interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction;

•                  a transaction with a significant stockholder, or such stockholder’s immediate family members, who has a current Schedule 13G filed with the SEC with respect to such stockholder’s ownership of our securities; and

•                  a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

Item 14.         Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Other Matters

The following table presents the aggregate fees billed for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2010 and December 31, 2009.

	2010	2009
Audit Fees(1)	$4,174,911	$2,319,408
Audit-Related Fees(2)	496,545	—
Tax Fees (3)	567,820	—
All Other Fees (4)	—	702,000
Total	$5,239,276	$3,021,408

(1)             Audit fees for the year ended December 31, 2010, consisted of fees billed for the integrated audit of our financial statements, statutory audits of certain consolidating entities and subsidiaries, including audits of acquisitions by the Company during the year, and quarterly reviews of our financial statements. The audit fees for the year ended December 31, 2009 consisted of fees billed for the audit of our financial statements and statutory audits of certain consolidating entities and subsidiaries. Audit fees do not include work done on behalf of RCG Holdings LLC in connection with the Transaction.

(2)             Audit-Related Fees consisted of fees for services that are reasonably related to the performance of the audit and the review of our financial statements and that are not reported under “Audit Fees.” Audit related fees consisted primarily of fees billed for due diligence services and control attestations.

(3)             Tax fees consisted of fees for tax compliance services related to the Company and certain consolidating entities and subsidiaries, including tax advice related to acquisitions by the Company during the year.

(4)             All Other Fees consist of one-time fees incurred in November and December 2009 in connection with the Transactions and the December 2009 offering.

Auditor Services Pre-Approval Policy

The Audit Committee has adopted an Audit Committee Policy Regarding Outside Auditor Services which includes a pre-approval policy that applies to services performed for the Company by our independent registered public accounting firm. In accordance with this policy, we may not engage our independent registered public accounting firm to render any audit or non-audit service unless the service was approved in advance by the Audit Committee or the engagement is entered into pursuant to the pre-approval policies and procedures described below. However, no pre-approval is required with respect to services (other than audit, review or attest services) if (i) the aggregate amount of all such services is no more than 5% of the total amount paid by us to the independent registered public accounting firm during the fiscal year in which the services are provided, (ii) such services were not recognized at the time of engagement to be non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and approved by either the Audit Committee or the Chairperson of the Audit Committee prior to completion of the audit. During fiscal 2009 and 2010, no fees were approved by the Audit Committee pursuant to this exemption.

The pre-approval policy delegates to the Chairperson of the Audit Committee the authority to pre-approve any audit or non-audit services, provided that any approval by the Chairperson is reported to the Audit Committee at the Audit Committee’s next regularly scheduled meeting. The Audit Committee may also pre-approve services that are expected to be provided to the Company by the independent registered public accounting firm during the next 12 months and at each regularly scheduled meeting of the Audit Committee, management or the independent registered public accounting firm must report to the Audit Committee each service actually provided to the Company pursuant to the pre-approval.

Our Audit Committee has determined that the provision of the non-audit services described in the table above was compatible with maintaining the independence of our independent registered public accounting firm. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the registered public accounting firm’s independence.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)           Documents filed as part of this Annual Report on Form 10-K/A:

3.             Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit No.	Description

31.3	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.4	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

By:	/s/ Peter A. Cohen
Name: Peter A. Cohen
Title: Chief Executive Officer and President

Dated:  May 2, 2011

Exhibit Index

Exhibit No.	Description

31.3	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.4	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002