Form 10-Q
period 2011-03-31
COWEN GROUP, INC.
filed 2011-05-10
CIK 1466538

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of May 9, 2011 there were 75,668,292 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements

        We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

        Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2011 and 2010. The Consolidated Financial Statements as of December 31, 2010 were audited.

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(unaudited)

	As of March 31, 2011	As of December 31, 2010
Assets
Cash and cash equivalents	$26,251	$36,354
Cash collateral pledged	8,652	8,633
Securities owned, at fair value	507,472	474,095
Securities purchased under agreements to resell	72,120	97,755
Other investments	42,795	40,320
Receivable from brokers	53,094	95,937
Fees receivable	33,170	31,688
Due from related parties (see Note 17)	10,529	16,370
Fixed assets, net of accumulated depreciation and amortization of $19,084 and $17,764, respectively	37,814	36,591
Goodwill	27,179	27,179
Intangible assets, net of accumulated amortization of $8,884 and $8,146, respectively	12,016	12,754
Other assets	25,808	19,456
Consolidated Funds
Cash and cash equivalents	2,048	7,210
Securities owned, at fair value	7,471	8,722
Other investments, at fair value	283,389	333,374
Other assets	758	732

Total Assets	$1,150,566	$1,247,170

Liabilities and Stockholders' Equity
Securities sold, not yet purchased, at fair value	$185,118	$197,916
Securities sold under agreements to repurchase	155,672	192,165
Payable to brokers	118,924	85,655
Compensation payable	18,286	76,204
Short-term borrowings and other debt	30,272	31,733
Fees payable (see Note 17)	8,131	8,797
Due to related parties (see Note 17)	7,381	9,187
Accounts payable, accrued expenses and other liabilities	44,945	42,267
Consolidated Funds
Capital withdrawals payable	6,490	7,817
Accounts payable, accrued expenses and other liabilities	757	1,827

Total Liabilities	575,976	653,568

Commitments and Contingencies (see Note 12)
Redeemable non-controlling interests	117,967	144,346

Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 75,616,399 and 75,490,209 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively (including 1,345,985 and 1,554,124 restricted shares, respectively)	726	726
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	511,628	504,480
(Accumulated deficit) retained earnings	(55,888)	(55,970)
Accumulated other comprehensive income	157	20

Total Stockholders' Equity	456,623	449,256

Total Liabilities and Stockholders' Equity	$1,150,566	$1,247,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Investment banking	$14,682	$6,005
Brokerage	27,591	29,575
Management fees	11,164	9,270
Incentive income	4,381	2,093
Interest and dividends	4,559	804
Reimbursement from affiliates	1,009	1,742
Other revenues	690	622
Consolidated Funds
Interest and dividends	169	5,781
Other	—	366

Total revenues	64,245	56,258
Expenses
Employee compensation and benefits	45,087	43,433
Floor brokerage and trade execution	4,110	5,028
Interest and dividends	2,609	446
Professional, advisory and other fees	7,140	2,388
Service fees	3,612	3,812
Communications	2,893	3,302
Occupancy and equipment	5,122	5,629
Depreciation and amortization	2,058	2,494
Client services and business development	4,677	4,164
Other	4,295	7,386
Consolidated Funds
Interest and dividends	46	1,568
Professional, advisory and other fees	460	678
Floor brokerage and trade execution	—	709
Other	122	204

Total expenses	82,231	81,241
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	17,283	1,524
Consolidated Funds:
Net realized and unrealized gains (losses) on investments and other transactions	2,343	19,218
Net realized and unrealized gains (losses) on derivatives	(441)	(220)
Net gains (losses) on foreign currency transactions	(156)	(725)

Total other income	19,029	19,797

Income (loss) before income taxes	1,043	(5,186)

Income tax expense (benefit)	163	(266)

Net income (loss)	880	(4,920)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	798	8,056

Net income (loss) attributable to Cowen Group, Inc. stockholders	$82	$(12,976)

Weighted average common shares outstanding:
Basic	74,160	72,509
Diluted	76,083	72,509
Earnings (loss) per share:
Basic	$0.00	$(0.18)

Diluted	$0.00	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands, except share data)

(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Total Comprehensive Income (Loss)
Balance, December 31, 2010	75,490,209	$726	$504,480	$20	$(55,970)	$449,256	$144,346

Comprehensive income (loss):
Net income (loss)	—	—	—	—	82	82	798	$880
Defined Benefit Plans	—	—	—	97	—	97	—	97
Foreign currency translation	—	—	—	40	—	40	—	40

Total comprehensive income (loss)	—	—	—	137	82	219	798	$1,017
Capital contributions	—	—	—	—	—	—	3,504
Capital withdrawals	—	—	—	—	—	—	(30,681)
Restricted stock awards issued	126,190	—	—	—	—	—	—
Amortization of share based compensation	—	—	7,148	—	—	7,148	—

Balance, March 31, 2011	75,616,399	$726	$511,628	$157	$(55,888)	$456,623	$117,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$880	$(4,920)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,058	2,494
Share-based compensation	7,148	4,210
Net loss on disposal of fixed assets	—	264
Purchases of securities owned, at fair value	(3,709,677)	(123,057)
Proceeds from sales of securities owned, at fair value	3,693,913	72,719
Proceeds from the sale of securities sold, not yet purchased, at fair value	1,276,363	36,626
Payments to cover securities sold, not yet purchased, at fair value	(1,275,464)	(17,641)
Net (gains) losses on securities, derivatives and other investments	(16,200)	(1,297)
Consolidated Funds:
Purchases of securities owned, at fair value	(148,429)	(52,535)
Proceeds from sales of securities owned, at fair value	149,665	43,904
Purchases of other investments	(8,100)	(13,039)
Proceeds from sales of other investments	58,982	69,481
Net realized and unrealized (gains) losses on investments and other transactions	(883)	(21,227)
(Increase) decrease in operating assets:
Cash collateral pledged	(19)	—
Securities owned, at fair value, held at broker dealer	(11,835)	(37,710)
Receivable from brokers	42,843	(29,852)
Fees receivable	(1,482)	6,417
Due from related parties	5,841	4,292
Other assets	(6,312)	(1,475)
Consolidated Funds:
Cash and cash equivalents	5,162	(406)
Other assets	(26)	(725)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(5,644)	24,629
Payable to brokers	33,269	24,706
Compensation payable	(57,821)	(55,527)
Fees payable	(666)	(1,970)
Due to related parties	(1,806)	(179)
Accounts payable, accrued expenses and other liabilites	2,739	(15,613)
Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	(1,070)	(44)

Net cash provided by / (used in) operating activities	33,429	(87,475)

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Cash flows from investing activities:
Securities purchased under agreements to resell	25,635	—
Purchases of other investments	(35,683)	(958)
Proceeds from sales of other investments	35,577	3,539
Purchase of fixed assets	(2,543)	(67)

Net cash provided by / (used in) investing activities	22,986	2,514

Cash flows from financing activities:
Securities sold under agreements to repurchase	(36,493)	—
Repayments on short-term borrowings and other debt	(1,521)	(25,001)
Consolidated Funds:
Capital contributions by non-controlling interests in Consolidated Funds	3,504	1,902
Capital withdrawals to non-controlling interests in Consolidated Funds	(32,008)	(26,452)

Net cash (used in) / provided by financing activities	(66,518)	(49,551)

Change in cash and cash equivalents	(10,103)	(134,512)
Cash and cash equivalents at beginning of year	36,354	147,367

Cash and cash equivalents at end of period	$26,251	$12,855

Supplemental non-cash information:
Deconsolidation of CHRP GP (See Note 2b)	$—	$1,712

Net settlement of cash collateral pledged with repayments on the line of credit	$—	$6,745

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

        Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen Group" or the "Company") provides alternative investment management, investment banking, research, and sales and trading services through its two business segments: alternative investment management and broker-dealer. The alternative investment management segment includes hedge, replication products, mutual funds, managed futures, funds fund of funds, real estate funds, healthcare royalty funds, and cash management services, offered primarily under the Ramius name. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global credit markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.

2. Significant Accounting Policies

a.     Basis of presentation

        These unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") related to interim financial statements. Results for interim periods should not be considered indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008, included in the Form 10-K of Cowen Group as filed with the SEC on March 14, 2011. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary for a fair presentation of the results for the interim periods. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in these consolidated financial statements, as further discussed below, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.

        The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to US GAAP as described below. Consequently, the Company's condensed consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as redeemable non-controlling interests in consolidated subsidiaries in the accompanying condensed consolidated financial statements. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.

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

        As of March 31, 2011 the Company consolidates the following funds (the "Consolidated Funds"): Ramius Enterprise LP ("Enterprise LP"), Ramius Multi-Strategy FOF LP ("Multi-Strat FOF"), Ramius Vintage Multi-Strategy FOF LP ("Vintage LP"), Ramius Levered Multi-Strategy FOF LP ("Levered FOF"), and RTS Global 3x Fund LP ("RTS Global 3x").

        Variable Interest Entities—VIEs are entities that lack one or more of the characteristics of a VOE. In accordance with FASB accounting standards, an enterprise must consolidate all VIEs of which it is the primary beneficiary. Under the new FASB consolidation model for VIEs, an enterprise that (1) has the power to direct the activities of a VIE that most significantly impacts the VIE's economic performance, and (2) has an obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, is considered to have a controlling financial interest in the VIE and thus is required to consolidate it.

        However, the FASB has deferred the application of the new consolidation model for VIEs that meet the following conditions; (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The Company's involvement with its funds is such that all three of the above conditions are met. Where the VIEs have qualified for the deferral, the analysis is based on previous

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Significant Accounting Policies (Continued)

consolidation rules. These rules require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a variable interest entity and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the VIE's expected losses, receive a majority of the VIEs expected residual returns, or both. If this condition is met, the Company is considered to have a controlling financial interest in the VIE and thus is required to consolidate it. Under both guidelines, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously.

        The Company determines whether it is the primary beneficiary of a VIE by performing a qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, terms of any contracts between the Company and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE. As of March 31, 2011, the Company does not consolidate any VIEs.

        The Company has determined that it no longer exercises control over Cowen Healthcare Royalty GP, LLC (the "CHRP GP") as it no longer acts as a managing member of this entity, and the beginning with the first quarter of 2010, no longer consolidates this entity. The Company now accounts for its investment in the CHRP GP under the equity method of accounting.

        As at March 31, 2011, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd ("Enterprise Master"), Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP (the "Unconsolidated Master Funds") through three of its Consolidated Funds: Enterprise LP, Multi-Strat FOF and Vintage FOF (the "Consolidated Feeder Funds"), respectively. Investment companies like the Consolidated Feeder Funds, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under FASB accounting standards, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.

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

        The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Significant Accounting Policies (Continued)

$315.3 million and $1 million as of March 31, 2011 and $383.3 million and $26.7 million as of December 31, 2010, respectively. In addition, the maximum exposure relating to these variable interest entities as of March 31, 2011 was $256.9 million all of which is in other investments, at fair value and as of December 31, 2010 was $307.8 million, of which $307.2 million is included in other investments, at fair value and $0.6 million is included in due from related parties in the Company's consolidated statements of financial condition, respectively. The Consolidated Feeder Funds' maximum exposure to loss related to their respective Unconsolidated Master Funds at March 31, 2011 and December 31, 2010 was limited to their investment in their respective Unconsolidated Master Funds. See Note 4 for further information regarding the Company's investments.

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

        Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter ("OTC"). Exchange-traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Derivative contracts are included within other assets or accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition. The Company's direct involvement with derivative financial instruments include credit default swaps, futures, equity swaps, options and warrants and rights which are included within securities owned, at fair value in the condensed consolidated statements of financial condition.

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

    The Company categorizes its investments in Portfolio Funds within the fair value hierarchy dependent on the ability to redeem the investment. If the Company has the ability to redeem its investment at NAV at the measurement date or within the near term, the Portfolio Fund is categorized as a Level 2 fair value measurement. If the Company does not know when it will have the ability to redeem its investment or cannot do so in the near term, the Portfolio Fund is categorized as a Level 3 fair value measurement. See Note 4 and Note 5 for further details of the Company's investments in Portfolio Funds.

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

        See Note 4 and 5 for further information regarding the Company's investments, including equity method investments, and fair value measurements.

e.     Securities purchased under agreements to resell and securities sold under agreements to repurchase

        Transactions involving purchases of securities under agreements to resell are carried at their contract value which approximates fair value. As of March 31, 2011 and December 31, 2010, the fair value of the collateral received by the Company was $70.3 million and $95.5 million, respectively.

        Transactions involving the sale of securities under agreements to repurchase are carried at their contract value and are accounted for as collateralized financings. In connection with these financings, as of March 31, 2011 and December 31, 2010, the Company had pledged collateral in the amount of $170 million and $207.4 million, respectively, which is included in securities owned, at fair value in the condensed consolidated statements of financial condition.

        Collateral is valued periodically and the Company and its counterparties may adjust the collateral or require additional collateral to be deposited when appropriate. Collateral held by counterparties may be sold or re-hypothecated by such counterparties, subject to certain limitations sometimes imposed by the Company. Collateralized repurchase agreements may result in credit exposure in the event the counterparties to the transactions are unable to fill their contractual obligations. The Company minimizes the credit risk associated with this activity by monitoring credit exposure and collateral values, and by requiring additional collateral to be promptly deposited with or returned to the Company when deemed necessary. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties at March 31, 2011 and December 31, 2010.

f.      Expenses

        Included within expenses in the first quarter of 2011 is $2.8 million in acquisition-related expenses such as legal, consulting and banking fees, associated with the proposed acquisition of LaBranche & Co Inc. and other reorganization charges within the alternative investment management business.

g.     Recently adopted accounting pronouncements

        April 2011, the FASB issued guidance to improve the accounting for repurchase agreements (repos) and other agreements by modifying the criteria for determining when the transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). Specifically, the guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in default by the transferee. In accordance with

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Significant Accounting Policies (Continued)

the new guidance, the contractual rights and obligations determine effective control and there does not need to be a requirement to assess the ability to exercise those rights. The guidance is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

        In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances and settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level III fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the guidance, excluding the reconciliation of Level III activity, with the issuance of its March 31, 2010 financial statements. In addition, the Company adopted the guidance related to the reconciliation of Level III activity in its March 31, 2011 condensed consolidation financial statements. As the guidance is limited to enhanced disclosures, adoption did not have a material impact on the Company's condensed consolidated financial statements.

        In March 2010, the FASB issued accounting guidance that changes the accounting for credit derivatives embedded in beneficial interests in securitized financial assets. The new guidance eliminates the scope exception for embedded credit derivatives, unless they are created solely by subordination of one financial instrument to another. Bifurcation and separate recognition may be required for certain beneficial interests that are currently not accounted for at fair value through earnings. The adoption of this accounting guidance on July 1, 2010 did not have a material impact on the Company's condensed consolidated financial statements.

        In April 2010, the FASB issued guidance on the accounting for stock awards to employees of a foreign operation or employees whose pay is denominated in a currency other than the one in which the equity security trades. The guidance clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trade shall not be considered to contain a condition that is not a market, performance, or service condition. Such an award shall not be classified as a liability if it otherwise qualifies for equity classification. The guidance is effective for fiscal years and interim periods ending after December 15, 2010. The Company makes share-based payment awards to employees in foreign operations. The guidance did not have a material impact on the Company's condensed consolidated financial statements.

        In December 2010, the FASB issued enhanced guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance modifies existing requirements under step one of the goodwill impairment test for reporting

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Significant Accounting Policies (Continued)

units with zero or negative carrying amounts and requires step two to be performed if it is more likely than not that a goodwill impairment exists. The guidance is effective for interim and annual reporting periods beginning after December 15, 2010. As the Company's reporting units do not currently have zero or negative carrying values, adoption is not expected to have a material impact on the Company's condensed consolidated financial statements.

        In December 2010, the FASB issued guidance on disclosures around business combinations for public entities that present comparative financial statements. The guidance specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As the guidance is limited to disclosures, adoption is not expected to have a material impact on the Company's condensed consolidated financial statements.

h.     Future adoption of accounting pronouncements

        As of March 31, 2011, none of the changes to the Codification issued by the FASB that are not yet effective are expected to have a material impact on the Company's financial position or results of operations.

3. Cash collateral pledged

        As of March 31, 2011 and December 31, 2010, cash collateral pledged in the amount of $8.6 million, respectively, primarily relates to a letter of credit issued to the landlord of the Company's premises in New York City (see Note 13). Also included in cash collateral pledged as of March 31, 2011 and December 31, 2010 is $0.5 million, respectively, relating to an agreement that the Company has with Société Générale to cover the costs of litigation matters included in the agreement.

4. Investments of Operating Entities and Consolidated Funds

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds

        As of March 31, 2011 and December 31, 2010, securities owned consisted of the following, at fair value:

	As of March 31, 2011	As of December 31, 2010
	(dollars in thousands)
U.S. Government securities(a)	$78,892	$143,247
Common stocks	153,715	116,215
Restricted common stock	5,000	5,000
Corporate bonds(b)	244,028	191,702
Options	22,061	14,349
Warrants and rights	2,902	2,334
Mutual funds	874	1,248

	$507,472	$474,095

(a)
As of March 31, 2011, maturities ranged from February 2016 to November 2021 and interest rates ranged between 2.13% and 8%. As of December 31, 2010, maturities ranged from November 2019 to February 2026 and interest rates ranged between 3.38% and 8%.

(b)
As of March 31, 2011, maturities ranged from April 2011 to January 2068 and interest rates ranged between 1.75% and 13.5%. At December 31, 2010, maturities ranged from May 2011 to August 2039 and interest rates ranged between 1.4% and 13%.

        The Company's direct involvement with derivative financial instruments includes credit default swaps, futures, equity swaps, options and warrants and rights. The Company's long exposure to futures, equity swap and credit default swap derivative contracts, at fair value, as of March 31, 2011 and December 31, 2010 of $0.5 million and $0.4 million, respectively, is included in other assets in the accompanying condensed consolidated statements of financial condition. The Company's short exposure to futures and equity swap derivative contracts, at fair value, as of March 31, 2011 and December 31, 2010 of $0.6 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition.

        The Company may transact in a variety of derivative instruments primarily for trading purposes with each instruments' primary risk exposure being interest rate, credit, foreign exchange, equity or commodity risk.

        Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of March 31, 2011 and December 31, 2010, respectively, collateral consisting of $3.2 million, respectively, is included in receivable from brokers on the condensed consolidated statements of financial condition. As of March 31, 2011 and December 31, 2010 all derivative contracts were with major financial institutions.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds (Continued)

Other investments

        As of March 31, 2011 and December 31, 2010, other investments consisted of the following:

  Other investments

	As of March 31, 2011	As of December 31, 2010
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$31,653	$29,391
(2) Real estate investments, at fair value	2,102	1,882
(3) Equity method investments	8,539	8,734
(4) Lehman claims, at fair value	501	313

	$42,795	$40,320

  (1)    Portfolio Funds, at fair value

        The Portfolio Funds, at fair value as of March 31, 2011 and December 31, 2010, included the following:

  Portfolio Funds, at fair value

	As of March 31, 2011	As of December 31, 2010
	(dollars in thousands)
Tapestry Investment Co PCC Ltd(a)	$283	$565
Cowen Healthcare Royalty Partners(b)(*)	15,164	14,769
Cowen Healthcare Royalty Partners II(b)(*)	431	143
Ramius Global Credit Fund LP(c)(*)	13,147	11,733
Ramius Alternative Replication Ltd(d)(*)	877	866
Ramius Enhanced Replication Fund LLC(e)(*)	561	—
Other affiliated funds(f)(*)	1,190	1,315

	$31,653	$29,391

*
These portfolio funds are affiliates of the Company

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds (Continued)

  The Company has no unfunded commitments regarding the portfolio funds, at fair value held by the Company except as noted for Cowen Healthcare Royalty Partners and Cowen Healthcare Royalty Partners II in Note 12.

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

(e)
Ramius Enhanced Replication Fund LLC has monthly redemption policies with seven days notice period.

(f)
The majority of these funds are real estate fund affiliates of the Company or are managed by the Company and the investors can redeem from these funds when cash is available.

  (2)    Real estate investments, at fair value

        Real estate investments as of March 31, 2011 and December 31, 2010 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC ("RE Manager"), a real estate operating subsidiary of the Company, of $1.4 million and $1.1 million, respectively, and real estate debt investments held by the Company of $0.8 million, respectively.

  (3)    Equity method investments

        Equity method investments include investments held by the Company in several operating companies whose responsibilities primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 30% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company that is not protective in nature. As the Company does not possess unilateral control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds (Continued)

of accounting. Also included in equity method investments is the investment in CHRP GP (see Note 2). The following table summarizes equity method investments held by the Company:

	As of March 31, 2011	As of December 31, 2010
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$989	$2,009
Cowen Healthcare Royalty GP, LLC	1,231	1,176
Cowen Healthcare Royalty GP II, LLC	22	8
RCG Longview Partners, LLC	2,347	2,203
RCG Longview Louisiana Manager, LLC	193	186
RCG Urban American, LLC	1,026	889
RCG Urban American Management, LLC	627	359
RCG Longview Equity Management, LLC	331	499
Urban American Real Estate Fund II, L.P.	1,095	833
RCG Kennedy House, LLC	330	259
Other	348	313

	$8,539	$8,734

        As of March 31, 2011, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

        The Company's income (loss) from equity method investments was $1.2 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the three months ended March 31, 2011 and 2010.

        For the period ended March 31, 2011 certain single equity method investments held by the Company have exceeded the 20% threshold for the income test. As such, the Company is required to present summarized income statement information for these significant investees for current and the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds (Continued)

comparative prior year-to-date interim periods. The summarized income statement information for individually significant investees presented in aggregate below is as follows:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
	($ in thousands)
Revenues	$2,116	$2,094
Expenses	(1,381)	(1,559)
Net realized and unrealized gains (losses)	364	(122)

Net Income	$1,099	$413

  (4)    Lehman Claims, at fair value

        Lehman Brothers International (Europe) ("LBIE"), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the "Administration") in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The status and ultimate resolution of the assets under LBIE's Administration proceedings is uncertain. The assets of the Company at LBIE at the time of Administration (the "Total Net Equity Claim") consist of $1.0 million, which the Company believes will represent an unsecured claim against LBIE. This does not include the additional claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 4b. There can be no assurance that the Total Net Equity Claim value, as determined by the Company, will be accepted by the Administrators, nor does the Company know the manner and timing in which such claim will be satisfied and the ultimate value that will be received.

        Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has decided to record the fair value of the Total Net Equity Claim at an approximately 52% discount at March 31, 2011 and a 70% discount at December 31, 2010, which represents management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the "Estimated Recoverable Lehman Claim"). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of Lehman unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual loss that may ultimately be incurred by the Company with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by the Company.

Securities sold, not yet purchased, at fair value

        Securities sold, not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security in the market at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds (Continued)

of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of March 31, 2011 and December 31, 2010, securities sold, not yet purchased, consisted of the following, at fair value:

	As of March 31, 2011	As of December 31, 2010
	(dollars in thousands)
U.S. Government securities(a)	$75,455	$100,559
Common stocks	90,710	88,580
Corporate bonds(b)	8,829	2,615
Options	10,124	6,162

	$185,118	$197,916

(a)
As of March 31, 2011, maturities ranged from February 2016 to November 2040 and interest rates ranged between 2.625% and 4.25%. As of December 31, 2010, maturities ranged from December 2015 to August 2026 and interest rates ranged between 2.13% and 6.75%.

(b)
As of March 31, 2011, maturities ranged from June 2013 to December 2049 and interest rates ranged between 3.25% and 7.75%. As of December 31, 2010, maturities ranged from June 2013 to December 2025 and interest rates ranged between 2.25% and 3.75%.

Securities purchased under agreements to resell and securities sold under agreements to repurchase

        The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of March 31, 2011:

As of March 31, 2011
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Inc bearing interest of -0.05% - 0.14% due on April 1, 2011 to April 14, 2011	$72,120

Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.415% - 1.58125% due on April 21, 2011 to January 31, 2012	55,102
Agreements with Barclays Inc bearing interest of 0.18% - 1.45375% due on April 1, 2011 to May 9, 2011	100,570

$155,672

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

$192,165

b.     Consolidated Funds

Securities owned, at fair value

        As of March 31, 2011 and December 31, 2010 securities owned, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2011	As of December 31, 2010
	(dollars in thousands)
Government sponsored securities*	$6,562	$7,682
Commercial paper**	909	—
Corporate bond***	—	1,040

	$7,471	$8,722

*
As of March 31, 2011, maturities ranged from April 2011 to February 2013 and interest rates ranged between 0.50% and 1.735%. As of December 31, 2010, maturities ranged from January 2011 to December 2012 and interest rates ranged between 0.35% and 4.88%.

**
Commercial paper was purchased at a discount and matures on April 1, 2011.

***
The maturity was January 2011 with interest rate of 0.42%.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds (Continued)

Other investments, at fair value

        As of March 31, 2011 and December 31, 2010 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2011	As of December 31, 2010
	(dollars in thousands)
(1) Portfolio Funds	$276,196	$327,131
(2) Lehman claims	7,193	6,243

	$283,389	$333,374

  (1)    Investments in Portfolio Funds, at fair value

        As of March 31, 2011 and December 31, 2010, investments in Portfolio Funds, at fair value, included the following:

Description	As of March 31, 2011	As of December 31, 2010
	(dollars in thousands)
Investments of Enterprise LP	$227,457	$257,246
Investments of consolidated fund of funds investment companies	48,739	69,885

	$276,196	$327,131

  Consolidated investments of Enterprise LP

        Enterprise LP operates under a "master-feeder" structure with Enterprise Master, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate, LP. The consolidated investments in Portfolio Funds recorded in other investments on the condensed consolidated statements of financial condition include Enterprise LP's investment of $227 million and $257 million in Enterprise Master as of March 31, 2011 and December 31, 2010, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP. See Note 12 for unfunded commitments of Enterprise Master.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds (Continued)

  Investments of consolidated fund of funds investment companies

        The investments of consolidated fund of funds investment companies of $48.7 million and $70 million at March 31, 2011 and December 31, 2010, respectively, include the investments of Levered FOF, Multi-Strat FOF and Vintage FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC, as well as RTS Global 3x, which is managed by Ramius Trading Strategies LLC. Levered FOF's and Multi-Strat FOF's investment objectives are to invest discrete pools of their capital on a leveraged basis among portfolio managers that invest through Portfolio Funds, forming a multi-strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Vintage FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. RTS Global 3x's investment objective is to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital pursuant to managed futures and global macro-based investment strategies. RTS Global 3x seeks to achieve its objective through a multi-advisor investment approach by allocating its capital among third-party trading advisors that are unaffiliated with RTS Global 3x. However, unlike a traditional "fund of funds" that invests with advisors through entities controlled by third-parties, RTS Global 3x will allocate its capital among a number of different trading accounts organized and managed by the general partner.

        The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of March 31, 2011 and December 31, 2010:

		As of March 31, 2011
		Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3x Fund LP	Total
Description	Strategy	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
		(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$15,054	$—	$—	$15,054	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	13,471	—	13,471	(a)
Tapestry Pooled Account V LLC*	Credit-Based	635	—	—	—	635	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	15,753	15,753	(c)
Externally Managed Portfolio Funds	Credit-Based	510	—	—	—	510	(b)
Externally Managed Portfolio Funds	Event Driven	2,666	—	—	—	2,666	(d)
Externally Managed Portfolio Funds	Hedged Equity	44	—	—	—	44	(e)
Externally Managed Portfolio Funds	Multi-Strategy	547	—	—	—	547	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	59	—	—	—	59	(g)

		$4,461	$15,054	$13,471	$15,753	$48,739

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

(d)
The Event Driven strategy is generally implemented through various combinations and permutations of merger arbitrage, restructuring and distressed instruments. Approximately 2% as of March 31, 2011 and 3% as of December 31, 2010 of the investments in this category represent investments in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated. The remaining amount of the investments in this category is in a side pocket or suspended with undetermined payout dates.

(e)
The Hedged Equity strategy focuses on equity strategies with some directional market exposure. The strategy attempts to profit from market efficiencies and direction. The investee fund manager has side-pocketed investments.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds (Continued)

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

(g)
The Fixed Income Arbitrage strategy seeks to achieve long term capital appreciation by employing a variety of strategies to generate returns without significant exposure to credit spread, interest rate changes or duration. As of March 31, 2011, the investment manager has gated investments.

  (2)    Lehman Claims, at fair value

        With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master consists of $24.3 million. Included in this claim were assets with a value of $9.5 million, at the time LBIE entered administration, that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets, for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. As a result, the remaining Net Equity Claim for Enterprise Master is $14.8 million. Enterprise Master is valuing this claim at $9.0 million as of March 31, 2011. As discussed in Note 4a, the Company has an additional $1 million claim against LBIE as a result of certain cash and cash equivalent balances held at LBIE. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be material.

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

        In addition, Lehman Brothers, Inc. ("LBI") was a prime broker to Enterprise Master and Enterprise Master holds cash balances of $5.3 million at LBI. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation ("SIPC") liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the "SIPA Trustee") as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, the court filings also indicate that Barclays plc has submitted a substantial claim against LBI relating to an asset purchase agreement entered into by Barclays plc with LBIE near the time of the SIPC liquidation proceeding that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds (Continued)

Company's customer claims, management has estimated recovery with respect to the Company's LBI exposure at 54% or $2.9 million as of March 31, 2011, which represents the present value of the mid point between what management believes are reasonable estimates of the low side and high side potential recovery rates with respect to the Company's LBI exposure. The estimated recoverable amount by the Company may differ from the actual recoverable amount of the pending LBI claim, and the differences may be material.

Indirect Concentration of the Underlying Investments Held by Consolidated Funds

        From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of March 31, 2011 and December 31, 2010, the Company identified Consolidated Funds that had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of March 31, 2011 or December 31, 2010.

Underlying Investments of Unconsolidated Funds Held by Consolidated Funds

Enterprise Master

        Enterprise LP's investment in Enterprise Master is equal to Enterprise LP's proportional share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master as of March 31, 2011 and December 31, 2010:

  Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	March 31, 2011		December 31, 2010
Description	Securities owned	Securities sold, but not yet purchased	Securities owned	Securities sold, but not yet purchased
	(dollars in thousands)
Common stock	$2,482	$—	$10,123	$—
Corporate bonds	2,049	—	1,997	—
Over-the-counter foreign currency call option	—	—	—	(63)
Preferred stock	410	—	410	—
Private debt	66	—	59	—
Private equity	179	—	173	—
Restricted stock	3,148	—	3,148	—
Rights	2,250	—	2,115	—
Trade claims	128	—	128	—
Warrants	69	—	55	—

	$10,781	$—	$18,208	$(63)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds (Continued)

  Derivative contracts, at fair value, owned by Enterprise Master, net

Description	As of March 31, 2011	As of December 31, 2010
	(dollars in thousands)
Asset swaps	$—	$5
Currency forwards	(34)	(36)

	$(34)	$(31)

  Portfolio Funds, owned by Enterprise Master, at fair value

		As of March 31, 2011	As of December 31, 2010
Description	Strategy	Fair Value
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$98	$98
QREX, LLC*	Life Settlements	—	—
Q Capital Strategies, LLC*	Life Settlements	111	111
RCG Longview Equity Fund, LP*	Real Estate	11,336	10,120
RCG Longview II, LP*	Real Estate	1,713	1,835
RCG Longview Debt Fund IV, LP*	Real Estate	18,452	12,628
RCG Longview, LP*	Real Estate	404	383
RCG Soundview, LLC*	Real Estate	3,385	2,542
RCG Urban American Real Estate Fund, L.P.*	Real Estate	3,397	3,207
RCG International Sarl*	Multi-Strategy	9,090	9,463
Ramius Navigation Fund Ltd*	Multi-Strategy	12,238	24,972
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	94,816	97,845
Ramius Credit Opportunities Fund Ltd*	Distressed	260	300
RCG Endeavour, LLC*	Multi-Strategy	75	87
RCG Energy, LLC *	Energy	20,243	18,850
RCG Renergys, LLC*	Energy	2	2
Other Private Investments	Various	15,274	15,189
Real Estate Investments	Real Estate	16,763	25,662

		$207,657	$223,294

*
These Portfolio Funds are affiliates of the Company.

  Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP

        Multi-Strat FOF's and Vintage FOF's investments in their respective master funds are equal to their proportional share of their master fund's net assets; as a result, the investments in Portfolio Funds of the master funds reflected below may exceed the net investment which Multi-Strat FOF and Vintage FOF have recorded. The following table presents summarized investment information for the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds (Continued)

underlying Portfolio Funds held by Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP, at estimated fair value, as of March 31, 2011 and December 31, 2010:

		March 31, 2011		December 31, 2010
Description	Strategy	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP
		(dollars in thousands)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi Strategy	$832	$—	$1,354	$—
Tapestry Pooled Account II, LLC*	Hedged Equity	—	1,146	—	3,544
Tapestry Pooled Account V, LLC*	Credit-Based	1,308	1,396	1,416	1,512
Externally Managed Funds	Credit-Based	1,333	784	6,653	803
Externally Managed Funds	Event Driven	4,880	6,306	6,491	6,802
Externally Managed Funds	Fixed Income Arbitrage	85	—	83	—
Externally Managed Funds	Hedged Equity	2,659	914	4,386	3,055
Externally Managed Funds	Multi Strategy	1,577	1,581	7,785	4,292
Externally Managed Funds	Global Macro	844	—	2,053	679
Externally Managed Funds	Opportunistic Equity	—	931	—	1,677
Externally Managed Funds	Managed Futures	—	—	2,430	—

		$13,518	$13,058	$32,651	$22,364

*
These Portfolio Funds are affiliates of the Company.

  RTS Global 3x Fund LP's Portfolio Fund investments

        RTS Global 3x, which commenced operations in March 2010, invests over half of its equity in six externally managed portfolio funds which primarily concentrate on futures and global macro strategies. The following table presents the summarized investment information, which is primarily receivable/

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Investments of Operating Entities and Consolidated Funds (Continued)

(payable) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of March 31, 2011:

	As of March 31, 2011	As of December 31, 2010
	(dollars in thousands)
Bond future	$5	$(2)
Commodity call option	118	(5)
Cash	15,705	17,139
Currency option	476	191
Commodity forward	(183)	32
Commodity future	554	935
Currency forward	194	(63)
Currency future	924	1,230
Index future	318	130
Interest rate future	(13)	(5)

	$18,098	$19,582

5. Fair Value Measurements for Operating Entities and Consolidated Funds

        The following table presents the financial instruments recorded at fair value on the condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2011 and December 31, 2010:

  Operating Entities

	Assets at Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$78,892	$—	$—	$78,892
Common stocks	150,558	2,667	490	153,715
Restricted common stock	—	—	5,000	5,000
Corporate bonds	—	244,028	—	244,028
Futures	154	—	—	154
Equity swaps	—	2	—	2
Credit default swaps	—	300	—	300
Options	21,977	84	—	22,061
Warrants and rights	—	—	2,902	2,902
Mutual funds	874	—	—	874
Other investments
Portfolio Funds	285	13,708	17,660	31,653
Real estate investments	—	—	2,102	2,102
Lehman claim	—	—	501	501

	$252,740	$260,789	$28,655	$542,184

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

	Liabilities at Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$75,455	$—	$—	$75,455
Common stocks	90,309	—	401	90,710
Corporate bonds	—	8,829	—	8,829
Equity swaps—short exposure	—	207	—	207
Futures	373	—	—	373
Options	10,124	—	—	10,124

	$176,261	$9,036	$401	$185,698

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned and derivatives
US Government securities	$143,247	$—	$—	$143,247
Common stocks	115,875	6	334	116,215
Restricted common stock	—	—	5,000	5,000
Corporate bonds	—	191,702	—	191,702
Futures	442	—	—	442
Options	14,234	115	—	14,349
Warrants and rights	357	—	1,977	2,334
Mutual funds	1,248	—	—	1,248
Other investments
Portfolio Funds	566	11,744	17,081	29,391
Real estate investments	—	—	1,882	1,882
Lehman claim	—	—	313	313

	$275,969	$203,567	$26,587	$506,123

	Liabilities at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$100,559	$—	$—	$100,559
Common stocks	88,580	—	—	88,580
Corporate bonds	—	2,615	—	2,615
Equity swaps—short exposure	—	245	—	245
Futures	334	—	—	334
Options	6,162	—	—	6,162

	$195,635	$2,860	$—	$198,495

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

  Consolidated Funds' investments

	Assets at Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$6,562	$—	$—	$6,562
Commercial paper	909	—	—	909
Other investments
Portfolio Funds	—	15,753	260,443	276,196
Lehman claims	—	—	7,193	7,193

	$7,471	$15,753	$267,636	$290,860

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$7,682	$—	$—	$7,682
Corporate bonds	—	1,040	—	1,040
Other investments
Portfolio Funds	—	15,889	311,242	327,131
Lehman claims	—	—	6,243	6,243

	$7,682	$16,929	$311,242	$342,096

        The following table includes a rollforward of the amounts for the three months ended March 31, 2011 and 2010 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Operating Entities								Consolidated Funds
	Common stocks, owned	Common stocks, sold not yet purchased	Restricted Common Stock	Corporate Bonds	Warrants and Rights	Portfolio Funds	Real estate	Lehman claim	Portfolio Funds	Lehman claim
	(dollars in thousands)
Balance at December 31, 2010	$334	$—	$5,000	$—	$1,977	$17,081	$1,882	$313	$311,242	$6,243
Purchases/covers	—	(152)	—	—	64	34,251	96	—	1	—
Sales/short buys	—	416	—	—	—	(34,142)	(5)	—	(52,624)	—
Transfers in (out)	—	—	—	—	—		—	—	—	—
Realized gains (losses)	—	152	—	—	—	96	—	—	1,533	—
Unrealized gains (losses)	156	(15)	—	—	861	374	129	188	291	950

Balance at March 31, 2011	$490	$401	$5,000	$—	$2,902	$17,660	$2,102	$501	$260,443	$7,193

Balance at December 31, 2009	$334	$—	$—	$—	$—	$17,370	$1,077	$209	$97,366	$3,881
Transfers in (out)	—	—	—	1,356	—	(2,866)	—	—	—	—
Purchases	—	—	5,000	—	—	134	44	—	13,039	—
Sales	—	—	—	(402)	—	(803)	(53)	—	(24,205)	—
Realized gains (losses)	—	—	—	—	—	—	—	104	2,398	—
Unrealized gains (losses)	—	—	58	(367)	—	572	40	—	337	10,085

Balance at March 31, 2010	$334	$—	$5,058	$587	$—	$14,407	$1,108	$313	$88,935	$13,966

        All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying condensed consolidated statements of operations.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Receivables from and Payable to Brokers

        Receivable from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds for short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the Company's prime broker agreements, these balances are presented net (assets less liabilities) across balances with the same broker. As of March 31, 2011 and December 31, 2010, receivable from brokers was $53.1 million and $95.9 million, respectively. Payable to brokers was $118.9 million and $85.7 million as of March 31, 2011 and December 31, 2010.

7. Goodwill

        At least annually, and more frequently if warranted, we assess whether the goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgement and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. There were no additions or impairment losses to goodwill during the three months ended March 31, 2011.

8. Redeemable non-controlling interests in consolidated subsidiaries

        Redeemable non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of March 31, 2011	As of December 31, 2010
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating Companies	$475	$1,009
Consolidated Funds	117,492	143,337

	$117,967	$144,346

	For Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating Companies	$(475)	$—
Consolidated Funds	(323)	(8,056)

	$(798)	$(8,056)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Share-Based Compensation and Employee Ownership Plans

Share-based compensation plans in place after the Transactions

        The Company issues share based compensation under Cowen Holdings' previously established 2006 Equity and Incentive Plan and the 2007 Equity and Incentive Plan and the Cowen Group, Inc. and the 2010 Equity and Incentive Plan (collectively, the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two to five year period. As of March 31, 2011, there were approximately 0.8 million shares available for future issuance under the Equity Plans. On January 1, 2011, 928,590 additional shares representing 7.5% of the Company's outstanding shares of stock, less shares available under the 2010 plan were added to the shares available under the 2010 Equity and Incentive Plan.

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

        The Company measures compensation cost for share based awards according to the fair value method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $5.7 million and $2.7 million for the three months ended March 31, 2011 and 2010, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.6 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.

        In relation to awards under the RCG Grants, the Company recognized expense of $1.5 million, respectively, for the three months ended March 31, 2011 and 2010. The income tax effect recognized for the RCG Grants was a benefit of $0.6 million, respectively, for the three months ended March 31, 2011 and 2010, respectively.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Share-Based Compensation and Employee Ownership Plans (Continued)

Stock Options

        The following table summarizes the Company's stock option activity for the three months ended March 31, 2011:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2010	893,432	$13.04	3.50
Options granted		—
Options acquired	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(24,419)	16.00

Balance outstanding at March 31, 2011	869,013	$12.96	3.28	$—

Options exercisable at March 31, 2011	719,010	$14.84	2.64	$—

(1)
Based on the Company's closing stock price of $4.69 on December 31, 2010 and $4.01 on March 31, 2011.

        As of March 31, 2011, there was $0.2 million of unrecognized compensation expense related to the Company's grant of stock options.

Restricted Shares and Restricted Stock Units Granted to Employees

        The following table summarizes the Company's restricted share and restricted stock unit activity for the three months ended March 31, 2011:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2010	5,788,021	5.39
Granted	5,859,530	4.28
Vested	(321,057)	4.22
Cancelled	(7,735)	4.31
Forfeited	(253,356)	5.16

Balance outstanding at March 31, 2011	11,065,403	$4.84

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of March 31, 2011, there was $34.8 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Share-Based Compensation and Employee Ownership Plans (Continued)

Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.53 years.

RCG Grants

        The following table summarizes the Company's RCG Grants activity for the three months ended March 31, 2011:

	Nonvested RCG Grants		Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2010	2,638,078		$7.30
Granted	—		—
Vested	—		—
Forfeited	(21,055	)(*)	7.30

Balance outstanding at March 31, 2011	2,617,023		$7.30

(*)
Forfeitures of non vested RCG Grants are also reallocated to other interests within RCG Holdings, LLC.

        The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the Transactions.

        As of March 31, 2011 there was $9.3 million of unrecognized compensation expense related to the Company's RCG Grants. Unrecognized compensation expense related to RCG Grants is expected to be recognized over a weighted-average period of 1.58 years.

Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members

        There were no restricted stock units awarded during the three months ended March 31, 2011. Vested awards of 73,480 were delivered to non-employee members of the Company's Board of Directors during the three months ended March 31, 2011. As of March 31, 2011 there were 24,574 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Defined Benefit Plans

        The following amounts relate to the defined benefit plans in aggregate for the three months ended March 31, 2011 and 2010.

	For Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—
Interest cost	72	79
Expected return on plan assets	(71)	(73)
Amortization of (loss)/gain	—	—
Amortization of prior service cost	5	5
Effect of settlement	(13)	—

Net periodic benefit cost	$(7)	$11

        In April 2011, the Company contributed $0.6 million to its defined benefit plan. The amount to be contributed to this plan in 2011 will be determined in the fourth quarter.

11. Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand-alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries are United Kingdom, Germany, Luxembourg, Gibraltar, Japan, Hong Kong, and China.

        The Company calculated its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an extraordinary item is recorded in the quarter in which it occurs. The Company used the discrete methodology to calculate its income tax provision for its foreign subsidiaries. A reliable estimate of an annual effective tax rate could not be calculated due to the variability in the estimated annual effective tax rates that would result across a range of likely scenarios of income before tax and of permanent differences. The Company will reexamine its methodology in the second quarter of 2011, and use the annual method if reliable estimates can be calculated. Based on these methodologies, the Company's effective income tax rate was 15.60% and 5.13% for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, the extraordinary items whose tax impact were recorded discretely were primarily related to tax provisions of the Company's foreign subsidiaries.

        For the period March 31, 2011, the effective tax rate differs from the statutory rate of 35% primarily due to an increase in the Company's valuation allowance, stock compensation and other non-deductible expenses

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

11. Income Taxes (Continued)

        For the period March 31, 2010, the effective tax rate differs from the statutory rate of 35% primarily due to an increase in the Company's valuation allowance.

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2011 the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

        The Company is subject to examination by the United States Internal Revenue Service (IRS), the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. The Company is currently undergoing an audit by the IRS for tax years 2006 to 2009, which was automatically triggered by the Company's refund claims resulting from NOL carrybacks which exceeded Joint Committee thresholds. Management does not except that this audit will yield any significant adjustments.

        The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but repatriates the current earnings of its foreign subsidiaries to the United States to the extent such repatriation is permissible under local regulatory rules. The undistributed earnings of the Company's foreign subsidiaries totaled $3.4 million at March 31, 2011. Determining the tax liability that would arise if these earnings were remitted is not practicable.

12. Commitments and Contingencies

        The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Net rent expense was $3.6 million, and $3.9 million, for the three months ended March 31, 2011 and 2010, respectively.

        As of March 31, 2011, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases
	(dollars in thousands)
2011	$2,713	$10,565	$11,402
2012	3,301	10,594	14,522
2013	3,301	6,446	14,126
2014	1,517	6,223	12,275
2015	1,051	3,206	9,833
Thereafter	77	139	61,230

	$11,960	$37,173	$123,388

(a)
Equipment Leases include the Company's commitments relating to operating and capital leases. See note 13 for further information on capital lease minimum payments.

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

        The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances. As of March 31, 2011, the clawback obligations were $6.2 million which was recorded within accounts payable, accrued expenses and other liabilities. (See Note 17 "Related Party Transactions").

        The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.

        As of March 31, 2011, the Company had unfunded commitments of $8.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. In addition, the Company has committed to invest $40.8 million to the funds managed by Cowen Healthcare Royalty Partners (the "CHRP Funds") as a limited partner of the CHRP Funds and also as a member of CHRP GP, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through March 31, 2011, the Company has funded $19.7 million towards these commitments.

Litigation

        We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under federal securities and other laws in connection with securities offerings and other transactions, as well as advice and opinions we provide concerning strategic transactions. In addition, like most financial institutions, we are often the subject of claims made by current and former employees arising out of their employment or termination of employment with us. We are involved in a number of judicial, regulatory and arbitration matters arising in connection with our business including those described herein.

        Pursuant to ASC Topic 450, we review the need for any loss contingency reserves, and we have established reserves, as described below, for certain of these matters that we believe are adequate as of March 31, 2011 where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. As of March 31, 2011 and December 31, 2010, the total amounts reserved were $0.5 million and $1.5 million respectively. These amounts are included within accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Commitments and Contingencies (Continued)

litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

        In connection with Cowen Holdings' previous IPO and separation from Société Générale ("SG") in 2006, Cowen Holdings entered into an indemnification agreement with SG under which (1) SG will indemnify, and will defend and hold harmless Cowen Holdings and each of the Cowen Holdings' subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify Cowen Holdings for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the Cowen Holdings' IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (the "Indemnification Agreement"). To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. As of March 31, 2011 and December 31, 2010, the total amounts reserved in relation to the Indemnification Agreement were $0.5 million and $0.5 million respectively.

        Although there can be no assurances as to the ultimate outcome, the Company has established reserves for litigation and regulatory matters that it believes are adequate as of March 31, 2011. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

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

        Based on information currently available, the Company believes that the amount of reasonably possible losses will not have a material adverse effect on the Company's condensed consolidated statements of financial condition or cash flows. However, in light of the uncertainties involved in such proceedings, losses may be material to the Company's operating results in a future period, depending in part, on the operating results for such period and the size of the loss or liability imposed.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Short-Term Borrowings and other debt

        As of March 31, 2011 and December 31, 2010, short term borrowings and other debt of the Company were as follows:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
Line of credit	$23,000	$24,000
Notes payable	875	1,396
Capital lease obligations	6,397	6,337

	$30,272	$31,733

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available. The first borrowing under this line occurred on June 30, 2009. As of March 31, 2011 and December 31, 2010, the Company had borrowings of $23.0 million and $24.0 million, respectively. At the Company's election and discretion, borrowings under the 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. The 2009 collateralized revolving credit agreement is to mature on September 29, 2011. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of March 31, 2011 and during the period from June 3, 2009 to March 31, 2011 the Company was in compliance with these covenants. The Company's investment in Enterprise Master through the Enterprise Fund has been pledged as collateral under the line of credit.

        On January 31, 2011, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $1 million to HVB AG, reducing its revolving line of credit balance.

        Interest incurred on the Company's lines of credit was $0.2 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

        In November 2010, the Company borrowed $0.6 million and $1.5 million to fund insurance premium payments. These notes bear interest at 5.05% and 4.95%, respectively and are due in October of 2011. As of March 31, 2011, the outstanding balance on these combined notes payable was $0.9 million. Interest expense for the three months ended March 31, 2011 was not significant.

        The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations and have lease terms that range from 48 to 60 months and interest rates that range from 0% to 6.36%. No payments have been made on these leases during the three months ended March 31, 2011.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Short-Term Borrowings and other debt (Continued)

        As of March 31, 2011 the Company also has five additional irrevocable letters of credit, for which there is cash collateral pledged, including (i) $50,000, which expires on July 12, 2011, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2011, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease and (iii) $82,000, which expires on May 12, 2011, supporting the Company's San Francisco office and (iv) $1.2 million which expires on August 31, 2011, supporting the Company's lease of additional office space in New York and (iv) $6.7 million which supports the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit at a rate equal to 0.5%, expiring December 12, 2011.

        To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2011 and December 31, 2010, there were no amounts due related to these letters of credit.

        Annual scheduled maturities of debt and minimum lease payments for capital lease obligation and short term borrowings and other debt outstanding at March 31, 2011, are as follows:

	Capital Lease Obligation	Short Term Borrowings
	(in thousands)
2011	$1,393	$23,875
2012	1,541	—
2013	1,541	—
2014	1,371	—
2015	1,051	—
Thereafter	77	—

Subtotal	6,974	23,875
Less: Amount representing interest(a)	(577)	—

Total	$6,397	$23,875

(a)
Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.

14. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with FASB accounting standards. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of March 31, 2011, there were 75,616,399 shares outstanding, of which 1,345,985 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 24,574 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Earnings Per Share (Continued)

Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options were not included in the computation of diluted net loss per common share for the three months ended March 31, 2011, as their inclusion would have been anti-dilutive.

        The computation of earnings per share is as follows:

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except per share data)
Net income (loss) attributable to Cowen Group, Inc. shareholders	$82	$(12,976)

Shares for basic and diluted calculations:
Average shares used in basic computation	74,160	72,509
Stock options	—	—
Restricted stock	1,923	—

Average shares used in diluted computation	76,083	72,509

Earnings (loss) per share:
Basic	$0.00	$(0.18)
Diluted	$0.00	$(0.18)

15. Segment Reporting

        The Company conducts its operations through two segments: the alternative investment management segment and the broker-dealer segment (subsequent to the November 2009 Ramius/Cowen transaction). These activities are conducted primarily in the United States and substantially all of its revenues are generated domestically. The performance measure for these segments is Economic Income, which management uses to evaluate the financial performance of and make operating decisions for the segment including determining appropriate compensation levels.

        In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds (both 2011 and 2010) (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction (both 2011 and 2010) and (iii) excludes certain other acquisition-related and/or reorganization expenses (2011 only). In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Segment Reporting (Continued)

its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities. For GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for GAAP purposes is presented gross as part of revenue.

        As further stated below, one major difference between Economic Income and US GAAP net income is that Economic Income presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. Consolidation of these funds results in including in income the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to non-controlling interest in consolidated subsidiaries in the condensed consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the Alternative Investment Management segment, as ultimately, this income or loss is not income or loss for the Alternative Investment Management segment itself. Included in Economic Income is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Segment Reporting (Continued)

        The following tables set forth operating results for the Company's alternative investment management and broker-dealer segments and related adjustments necessary to reconcile the Company's Economic Income measure to arrive at the Company's consolidated net income (loss):

	Three Months Ended March 31, 2011
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(loss)	Funds Consolidation	Other Adjustments		GAAP
				(dollars in thousands)
Revenues
Investment banking	$—	$14,682	$14,682	$—	$—		$14,682
Brokerage	63	27,528	27,591	—	—		27,591
Management fees	14,047	—	14,047	(514)	(2,369	)(a)	11,164
Incentive income	5,163	—	5,163	—	(782	)(a)	4,381
Investment Income	17,458	(249)	17,209	—	(17,209	)(c)	—
Interest and dividends	—	—	—	—	4,559	(c)	4,559
Reimbursement from affiliates	—	—	—	(159)	1,168	(b)	1,009
Other revenue	1,252	(198)	1,054	—	(364	)(c)	690
Consolidated Funds revenues	—	—	—	169	—		169

Total revenues	37,983	41,763	79,746	(504)	(14,997)		64,245
Expenses
Employee compensation and benefits	17,708	25,029	42,737	—	2,350		45,087
Interest and dividends	56	161	217	—	2,392	(c)	2,609
Non-compensation expenses—Fixed	6,994	14,593	21,587	—	(21,587	)(c)	—
Non-compensation expenses—Variable	2,096	6,852	8,948	—	(8,948	)(c)(d)	—
Non-compensation expenses	—	—	—	—	33,907	(c)(d)	33,907
Reimbursement from affiliates	(1,169)	—	(1,169)	—	1,169	(b)	—
Consolidated Funds expenses	—	—	—	628			628

Total expenses	25,685	46,635	72,320	628	9,283		82,231
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	17,283	(c)	17,283
Consolidated Funds net gains (losses)	—	—	—	1,455	291		1,746

Total other income (loss)	—	—	—	1,455	17,574		19,029

Income (loss) before income taxes and non-controlling interests	12,298	(4,872)	7,426	323	(6,706)		1,043

Income taxes expense / (benefit)	—	—	—		163	(b)	163

Economic Income (Loss) / Net income (loss) before non-controlling interests	12,298	(4,872)	7,426	323	(6,869)		880
(Income) loss attributable to redeemable non-controlling interests	(475)	—	(475)	(323)	—		(798)

Economic Income (Loss) / Net Income (loss) attributable to Cowen Group stockholders	$11,823	$(4,872)	$6,951	$—	$(6,869)		$82

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Segment Reporting (Continued)

	Three Months Ended March 31, 2010
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(loss)	Funds Consolidation	Other Adjustments		GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$6,005	$6,005	$—	$—		$6,005
Brokerage	—	29,575	29,575	—	—		29,575
Management fees	12,587	28	12,615	(895)	(2,450	)(a)	9,270
Incentive income	1,982	—	1,982	—	111	(a)	2,093
Investment Income	11,192	229	11,421	—	(11,421	)(c)	—
Interest and dividends	—	—	—	—	804	(c)	804
Reimbursement from affiliates	—	—	—	(145)	1,887	(b)	1,742
Other revenue	(51)	124	73	—	549	(c)	622
Consolidated Funds revenues	—	—	—	6,147	—		6,147

Total revenues	25,710	35,961	61,671	5,107	(10,520)		56,258
Expenses
Employee compensation and benefits	16,184	25,136	41,320	—	2,113		43,433
Interest and dividends	116	—	116	—	330	(c)	446
Non-compensation expenses—Fixed	8,452	16,013	24,465	—	(24,465	)(c)	—
Non-compensation expenses—Variable	331	8,455	8,786	—	(8,786	)(c)(d)	—
Non-compensation expenses	—	—	—	—	34,203	(c)(d)	34,203
Reimbursement from affiliates	(1,887)	—	(1,887)	—	1,887	(b)	—
Consolidated Funds expenses	—	—	—	3,159			3,159

Total expenses	23,196	49,604	72,800	3,159	5,282		81,241
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	1,524	(c)	1,524
Consolidated Funds net gains (losses)	—	—	—	6,108	12,165		18,273

Total other income (loss)	—	—	—	6,108	13,689		19,797

Income (loss) before income taxes and non-controlling interests	2,514	(13,643)	(11,129)	8,056	(2,113)		(5,186)

Income taxes expense / (benefit)	—	—	—		(266	)(b)	(266)

Economic Income (Loss) / Net income (loss) before non-controlling interests	2,514	(13,643)	(11,129)	8,056	(1,847)		(4,920)
(Income) loss attributable to redeemable non-controlling interests	—	—	—	(8,056)	—		(8,056)

Economic Income (Loss) / Net Income (loss) attributable to Cowen Group stockholders	$2,514	$(13,643)	$(11,129)	$—	$(1,847)		$(12,976)

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

        For the three months ended March 31, 2011 and 2010, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

16. Regulatory Requirements

        As a registered broker-dealer, Cowen and Company, LLC ("Cowen and Company") is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Cowen and Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2011, Cowen and Company had total net capital of approximately $39.9 million, which was approximately $38.9 million in excess of its minimum net capital requirement of $1.0 million.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Regulatory Requirements (Continued)

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At March 31, 2011, Ramius UK's Financial Resources of $4.3 million exceeded its minimum requirement of $0.6 million by $3.7 million. At March 31, 2011, CIL's Financial Resources of $4.0 million exceeded its minimum requirement of $2.2 million by $1.8 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At March 31, 2011, CLAL's Financial Resources of $1.0 million exceeded the minimum requirement of $0.1 million by $0.9 million.

17. Related Party Transactions

        The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, Cowen Healthcare Royalty Management, LLC ("CHRP Management"), and the CHRP Funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of March 31, 2011, approximately $13.7 million included in fees receivable are earned from external parties and the associated revenues are recorded in investment banking revenues in the condensed consolidated statements of operations.

        The Company may, at its discretion, waive certain of the fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended March 31, 2011 and 2010, the Company reimbursed the funds that it manages $0.4 million and $0.8 million, respectively, which were recorded net in management fees and incentive income in the consolidated statements of operations. At March 31, 2011 and December 31, 2010, related amounts still payable were $2.4 million and $2.3 million, respectively, and were reflected in fees payable in the condensed consolidated statements of financial condition.

        During the first quarter of 2010, certain affiliated funds incurred a loss related to a trading error for which the Company determined, consistent with its internal policies, to bear the cost of correcting such error. This resulted in a loss of approximately $2.7 million for the Company. This amount is included in other expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010.

        Pursuant to the operating agreement for its subsidiary Ramius Alternative Solutions LLC, the Company is required to pay certain distribution fees on assets raised by third party distributors. Such distribution fees are reported as client services and business development in the consolidated statements of operations. These amounts equaled $0.4 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, related amounts still payable were $0.1 million and $0.2 million, respectively, and were reflected in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

17. Related Party Transactions (Continued)

        As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the condensed consolidated statements of financial condition. The remaining balance yet to be paid was $1.6 million and $1.7 million as of March 31, 2011 and December 31, 2010, respectively. Of such amounts outstanding at March 31, 2011, $0.7 million will be paid in 2011.

        The Company may, on occasion, also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in receivable from affiliates in the condensed consolidated statements of financial condition. As of March 31, 2011 and December 31, 2010, loans to employees of $4.5 million and $4.7 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. For the three months ended March 31, 2011 and 2010 interest charged for these loans and advances was immaterial. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.

        Included in due to related parties is approximately $5.7 million and $6.5 million at March 31, 2011 and December 31, 2010, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.

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

        The Company also provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The Company may also provide standard indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the condensed consolidated financial statements for these indemnifications.

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

Overview

        Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries provides alternative investment management, investment banking, research, and sales and trading services through its two business segments: alternative investment management and broker-dealer. The alternative investment management segment includes hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate funds, healthcare royalty funds, and cash management services, offered primarily under the Ramius name. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.

        Our alternative investment management business had approximately $9.7 billion of assets under management as of April 1, 2011. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, and cash management services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

        Throughout 2010, our alternative investment management business underwent important changes designed to better serve our institutional clientele. For example, we integrated senior management and certain aspects of the infrastructure of our hedge fund and fund of funds businesses to improve institutional efficiency and service and we expanded our alternative investment management business with the formation of the Ramius Trading Strategies managed account platform. Additionally, in the letter half of the year we launched our first mutual fund, the Ramius Dynamic Replication Fund. The fund focuses on hedge fund replication that provides investors the opportunity to access market exposures typically characterized by investments in hedge funds, but with the daily liquidity of a mutual fund.

        Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and alternative energy sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.

        In 2010, we expanded our investment banking product offerings to include credit and fixed income, including public and private debt placements, exchange offers, consent solicitations and tender offers. We also added origination and distribution capabilities for convertible securities. In addition, we have enhanced our presence in the PIPE and registered direct market by adding personnel. With the addition of these capital markets capabilities we also established a unified capital markets group which will allow us to be even more effective in providing cohesive solutions for our clients.

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

Certain Factors Impacting Our Business

        Our alternative investment management business and results of operations are impacted by the following factors:

  •
  Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment management business will depend on, among other things, its ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A ("UniCredit S.p.A"), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a Modification Agreement, to extend the time period pursuant to which the Company must return the bulk of its assets in our funds to the end of 2010. As of March 31, 2011, including redemptions effective on April 1, 2011, we have returned approximately $472.1 million to affiliates of UniCredit S.p.A and these affiliates had a remaining investment of approximately $203.1 million invested in our investment vehicles, including a fund of funds managed account.

  •
  Investment performance.  Our revenues from incentive income are linked to the performance of the funds and accounts that we manage. Performance also affects assets under management because it influences investors' decisions to invest assets in, or withdraw assets from, the funds and accounts managed by us.

  •
  Fee and allocation rates.  Our management fee revenues are linked to the management fee rates we charge as a percentage of assets under management. Our incentive income revenues are linked to the incentive allocation rates we charge as a percentage of performance driven asset growth. Our incentive allocations are subject to "high-water marks," whereby incentive income is generally earned by us only to the extent that the net asset value of a fund at the end of a measurement period exceeds the highest net asset value as of the end of the preceding measurement period for which we earned incentive income. All products that we currently market, for which we charge an incentive fee, are currently over their respective high-water marks, except for Multi-Strategy Master FOF Ltd. Our incentive allocations are also subject, in some cases, to performance hurdles.

  •
  Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of April 1, 2011, we had investments of approximately $138.9 million, $103.7 million and $50.1 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP ("COIL") and Ramius Optimum Investments LLC ("ROIL"), respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and in wind-down mode. COIL and ROIL are wholly owned entities the Company solely uses for the firm's invested capital.

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

  •
  Our alternative investment management business was affected by the conditions impacting the global financial markets and the hedge fund industry during 2008, which was characterized by substantial declines in investment performance and unanticipated levels of requested redemptions. While the environment for investing in alternative investment products has since improved the variability of redemptions could continue to affect our alternative investment management business, and it is always possible that we could intermittently experience redemptions above historical levels, regardless of fund performance.

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

Recent Developments

        The Company agreed to spin-off its Value and Opportunity business, which focuses on investing in deep value situations and using shareholder activism to generate superior returns, into a stand-alone and independent business that will be managed by Starboard Value LP ("Starboard"). The Company completed the separation on April 1, 2011. The Company maintains a significant minority interest in Starboard. The condensed consolidated financial results of Cowen Group, Inc. as of March 31, 2011, include 100% of the results of Starboard. The Company has recorded an expense amounting to a percentage of net income of Starboard which is included in other expenses in the condensed consolidated statement of operations. This amount is due to the majority members of Starboard pursuant to the spin-off agreement.

        During February 2011, the Company and LaBranche & Co Inc. ("LaBranche") announced a definitive merger agreement under which the Company has agreed to acquire LaBranche, a market-maker in options, exchange traded funds and futures on various exchanges domestically and internationally. Under the terms of the merger agreement and subject to the satisfaction or waiver of certain closing conditions, the Company will acquire LaBranche in a stock-for-stock merger transaction valued, as of the signing date, at approximately $192.8 million. LaBranche shareholders will receive upon closing of 0.9980 shares of the Company's Class A common stock for each outstanding share of

LaBranche common stock. The total Company shares to be issued to LaBranche shareholders will represent approximately 35.1% of the combined company and 33.8% on a fully diluted basis. On March 31, 2011, the Company filed a Registration Statement on Form S-4 in connection with LaBranche transaction.

Basis of presentation

        The unaudited condensed consolidated financial statements of the Company appearing elsewhere in this Form 10-Q include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the condensed consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.

        The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to generally accepted accounting principles as described below (the "Consolidated Funds"). Consequently, the Company's condensed consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as non-controlling interests in consolidated subsidiaries in the condensed consolidated financial statements appearing elsewhere in this Form 10-Q. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.

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

        In periods following a period of a net loss attributable to an investor, the Company does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a "high-water mark." The Company has elected to record incentive income revenue in accordance with "Method 2" of the Financial Accounting Standards Board ("FASB") accounting standards. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in a quarter's condensed consolidated statement of operations may be subject to reversal in a subsequent quarter as a result of subsequent negative investment performance prior to the conclusion of the fiscal year, when all contingencies have been resolved. As a result of negative investment performance in 2008, and in the case of certain real estate funds, in 2009, the Company entered 2010 with high-water marks in certain of its fund products. These high-water marks require the funds to recover cumulative losses before the Company could begin to earn incentive income in 2010 and beyond with respect to the investments of investors who previously suffered losses. In 2010, the Ramius Value and Opportunity Funds surpassed their high water marks and the Company began to earn incentive income again on these products.

        Carried interest is subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to the Company based on cumulative results. As such, the accrual for potential repayment of previously received carried interest, which is a component of accounts payable, accrued expenses and other liabilities, represents all amounts previously distributed to the Company, less an assumed tax liability, that would need to be repaid to certain real estate funds if these funds were to be liquidated based on the current fair value of the underlying funds' investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund's life.

Investment Banking

        The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and alternative energy.

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

Reimbursement from affiliates

        The Company allocates, at its discretion, certain expenses incurred on behalf of its hedge fund, fund of funds and real estate businesses. These expenses relate to the administration of such subsidiaries and assets that the Company manages for its funds. In addition, pursuant to the funds' offering documents, the Company charges certain allowable expenses to the funds, including charges and personnel costs for legal, compliance, accounting, tax compliance, marketing, risk and technology expenses that directly relate to administering the assets of the funds. Such expenses that have been reimbursed at their actual costs are included in the condensed consolidated statements of operations as employee compensation and benefits, professional, advisory and other fees, communications, occupancy and equipment, client services and business development and other.

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

  •
  Consolidated Funds Expenses.  Certain funds are consolidated by the Company pursuant to GAAP. As such, the Company's condensed consolidated financial statements reflect the expenses of these consolidated entities and the portion attributable to other investors is allocated to a non-controlling interest.

Income Taxes

        The taxable results of the Company's U.S. operations are subject to U.S. federal, state and city taxation as a corporation. The Company is also subject to foreign taxation on income it generates in certain countries.

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2011, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

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

        As of April 1, 2011, the Company had assets under management of $9.7 billion, a 7.7% increase as compared to assets under management of $9.04 billion as of January 1, 2011. The $697 million increase in assets under management during the first quarter of 2011 resulted from $544 million in net subscriptions (including redemptions effective on February 1, March 1 and April 1, 2011, which included $95.8 million of assets returned to investors, as a result of closing the Ramius Multi-Strategy and Ramius Enterprise funds and the return of assets to UniCredit pursuant to the terms of Modification Agreement), and a $153 million performance-related increase in assets.

        The following table is a breakout of total assets under management by platform as of April 1, 2011.

	Total Assets under Management
Platform	April 1, 2011		January 1, 2011		Primary Strategies
	(dollars in millions)
Hedge Funds	$1,397	(1)	$1,385	(1)	Multi-Strategy
					Single Strategy
Alternative Solutions(2)	2,007	(2)	1,750	(2)	Multi-Strategy
					Single Strategy
					Customized Solutions
					Hedging Strategies
	1,189		1,124		Commodity Trading
					Advisory
Real Estate(3)	1,628	(4)	1,628	(4)	Debt
					Equity
Cowen Healthcare Royalty Partners(5)	1,131	(4)	1,041	(4)	Royalty Interests
Other(6)	2,387		2,113		Cash Management
					Mortgage Advisory

Total	$9,739		$9,041

(1)
This amount includes the Company's invested capital of approximately $139 million and $154 million as of April 1, 2011 and January 1, 2011, respectively.

(2)
This amount includes the Company's invested capital of approximately $22 million and $32 million (which includes the notional amount of one of the fund of funds products) as of April 1, 2011 and January 1, 2011, respectively.

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

        The following table presents total assets under management by period:

	Three Months Ended
			Year ended December 31,
		January 1, 2011
	April 1, 2011		2010	2009		2008
	(dollars in thousands)
Beginning Assets under Management	$9,041,446	$9,276,278	$8,313,638	$9,765,230		$12,900,355
Net Subscriptions (Redemptions)	543,693	(234,832)	812,555	(1,780,117	)(2)	(1,066,714)
Net Performance(1)	153,625	—	150,085	328,525		(2,068,411)

Ending Assets under Management	$9,738,764	$9,041,446	$9,276,278	$8,313,638		$9,765,230

(1)
Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(2)
Net subscriptions for 2011 include $90 million of capital commitments to the CHRP Funds that were part of Cowen Holdings prior to the Transactions.

  Fund Performance

        The first quarter of 2011 was marked by unanticipated events of global significance, including the Japanese earthquake, tsunami, and nuclear plant crises, along with increasing turmoil throughout the Middle East and North Africa. Most major global markets gained traction late in the first quarter of 2011, but a number of leading-performance countries in 2010 faced an uphill battle. While investor sentiment continued to move toward a strengthening global economy, inflation concerns, driven by higher commodity prices, were a tempering consideration. The move upward in crude oil was especially noteworthy. The US Dollar lost significant ground versus the Euro and hit multi-year lows against the Yen on repatriation fears. Despite these pockets of turmoil, equity market volatility indices ground lower as the quarter progressed. Similarly, concerns about the U.S. budget deficit and ongoing banking issues in Europe failed to deter fixed income investors. Credit markets remained strong, based on fund flows and demand for yield from both institutional and private investors in a near-zero base rate environment. Corporations responded with significant levels of debt issuance, especially in high yield. Further, global companies utilized their improved balance sheets and higher equity valuations to pursue attractive business targets, creating a robust merger and acquisition calendar.

        Ramius investment vehicles began the year with positive results in each category except for active trading in the global macro and managed futures sectors, where events noted above made market conditions especially challenging. Investors in the multi-strategy funds received flattish returns, with capital essentially being protected as assets continue to be liquidated and distributions made to investors. Thus far in 2011, the directly managed hedge funds have exceeded the parameters of their individual mandates. Customized hedge fund of funds portfolios had satisfactory results, while noting that those portfolios with overlay hedges would have lagged comparative returns for directional market indices. In addition, longer-dated vehicles in areas such as real estate continue to experience stronger underlying investment valuations, extending the recovery from the lows seen in 2009.

        The table below sets forth performance information as of March 31, 2011, for the Company's funds with assets greater than $200 million as well as information with respect to the firm's single-strategy hedge funds and RTS funds. The performance reflected below is representative of the net return of the most recently issued full fee paying class of fund interests offered for the respective fund. The net returns are net of all management and incentive fees, and are calculated monthly based on the change in an investor's current month ending equity as a percentage of their prior month's ending equity, adjusted for the current month's subscriptions and redemptions. Such returns are compounded monthly in calculating the final net year to date return. Performance information for the CHRP Funds is not presented due to existing confidentiality provisions.

        The following table presents fund performance for the three months ended March 31, 2011 and 2010:

			Performance for three months Ended March 31,
Platform	Strategy	Fund(1)	2011		2010
Hedge Funds	Single Strategy	Ramius Value and Opportunity Fund Ltd.	7.45%		7.80%
		(Inception Mar. 1, 2006)
		Ramius Global Credit Fund LP	4.38	%(4)	4.72	%(4)
		(Inception Oct. 1, 2009)
		Ramius Enterprise LP(5)	0.12	%(2)	1.93	%(2)
		(Inception Jan. 1, 2008)
Alternative Solutions	Managed Accounts	Activist Portfolio with Hedging Overlay	0.27%		2.94%
		(Inception Sept. 1, 2007)
	Global Macro/Managed Futures	RTS Global Fund LP	(3.05)%		1.95%
		(Inception Mar. 1, 2010)
		RTS Global 3X Fund LP	(8.65)%		5.99%
		(Inception Mar. 1, 2010)
Real Estate	Debt	RCG Longview Debt Fund IV, L.P.(3)	2.82%		2.93%
		(Inception Nov. 12, 2007)
	Equity	RCG Longview Equity Fund, L.P.(3)	6.11%		8.01%
		(Inception Nov. 22, 2006)
Other	Cash Management		0.19%		0.67%

(1)
Products included above represent funds and accounts with assets under management greater than $200 million (excluding CHRP and Ramius Multi- Strategy Fund Ltd), the Company's single-strategy funds and the Ramius Trading Strategies funds. Ramius Multi-Strategy Fund Ltd and Ramius Enterprise LP have been closed to new investors and we began winding down these funds in 2010. Ramius Enterprise LP has been included above as the firm maintains a substantial proprietary equity investment in this entity. The inception date for a fund or account represent the initial date that the fund or account accepted capital from third party investors. As of April 1, 2011, the net assets of the funds presented above were $3.87 billion, or 40% of the total assets under management as of April 1, 2011 of $9.74 billion. Excluded from the table above are funds and managed accounts with $5.87 billion, or 60%, of total assets under management as of April 1, 2011. These include a total of 63 smaller individual funds and managed accounts, the Ramius Multi-Strategy Fund Ltd and the Cowen Healthcare Royalty Partners funds.

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

(4)
Performance reflects application of the fee terms applicable to the Class B interests, which is the class of interests offered by the Fund beginning on July 1, 2010. As a result, the 2010 data is pro forma applying the same fee terms applicable to the Class B interests.

(5)
See the "Certain Factors Impacting Our Business—Assets Under Management" section as it refers to the Multi-Strategy products' closings.

Invested Capital

        The Company invests a significant portion of its capital base to help drive returns and facilitate the growth of its alternative investment management and broker/dealer businesses. Management allocates capital to three primary categories: (i) trading strategies; (ii) merchant banking investments; and (iii) real estate investments. The Company makes strategic and opportunistic investments in varying capital structures across a diverse array of businesses, hedge funds and mutual funds. Much of the Company's trading strategy portfolio is invested along side the Company's alternative investment management clients and include investment strategies such as credit trading, event driven, macro trading, and enhanced cash management. Within its merchant banking investment strategy, management generally takes a long-term view that typically involves investing directly in public and private companies globally, private equity funds and along side its alternative investment management clients. The Company's real estate investment strategy focuses on making investments along side the Company's alternative investment management clients in Ramius managed funds such as the RCG Longview platform, as well as in direct investments in commercial real estate projects.

        At March 31, 2011, the Company's invested capital amounted to a net value $387.3 million (a long market value of $582.0 million, gross of $194.7 million of trading strategy leverage), representing approximately 85% of Cowen Group's stockholders' equity presented in accordance with GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity at March 31, 2011. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition at March 31, 2011, because they are included in various line items of the condensed consolidated statement of financial condition, including "securities owned, at fair value", "other investments", "cash and cash equivalents", and "consolidated funds-securities owned, at fair value".

Strategy	Net Value	%
	($ in millions)
Trading	$214.3	47
Merchant Banking	134.4	29
Real Estate	38.6	9

Total	$387.3	85%

Stockholders' Equity	$456.0	100%

        The allocations shown in the table above will change over time.

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

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

Three Months Ended March 31, 2011 Compared with the Three Months Ended
March 31, 2010
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,		Period to Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$14,682	$6,005	$8,677	144.5%
Brokerage	27,591	29,575	(1,984)	(6.7)%
Management fees	11,164	9,270	1,894	20.4%
Incentive income	4,381	2,093	2,288	109.3%
Interest and dividends	4,559	804	3,755	467.0%
Reimbursement from affiliates	1,009	1,742	(733)	(42.1)%
Other revenue	690	622	68	10.9%
Consolidated Funds revenues	169	6,147	(5,978)	(97.3)%

Total revenues	64,245	56,258	7,987	14.2%
Expenses
Employee compensation and benefits	45,087	43,433	1,695	3.9%
Interest and dividends	2,609	446	2,163	485.0%
General, administrative and other expenses	33,907	34,203	(296)	(0.9)%
Consolidated Funds expenses	628	3,159	(2,531)	(80.1)%

Total expenses	82,231	81,241	1,031	1.3%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	17,283	1,524	15,759	NM
Consolidated Funds net gains (losses)	1,746	18,273	(16,527)	(90.4)%

Total other income (loss)	19,029	19,797	(768)	(3.9)%

Income (loss) before income taxes	1,043	(5,186)	6,188	(120.3)%

Income taxes expense (benefit)	163	(266)	429	(161.3)%

Net income (loss)	880	(4,920)	5,759	(118.0)%
Income (loss) attributable to redeemable non-controlling interests	798	8,056	(7,299)	(90.1)%

Net income (loss) attributable to Cowen Group stockholders	$82	$(12,976)	$13,058	(100.6)%

Revenues

Investment Banking

        Investment banking revenues were $14.7 million for the three months ended March 31, 2011, an increase of $8.7 million compared to $6 million for the prior year quarter. During the quarter ended March 31, 2011, the Company completed twelve underwriting transactions, one private capital raising transaction, two strategic advisory transactions, and one debt financing transaction. During the quarter ended March 31, 2010, the Company completed four underwriting transactions, one private capital raising transaction, four strategic advisory transactions.

Brokerage

        Brokerage revenues were $27.6 million for three months ended March 31, 2011, a decrease of $2.0 million compared to $29.6 million for the prior year quarter. The decrease resulted primarily from decreased revenues related to our core customer facilitation related activities. Aggregate NYSE and NASDAQ trading volumes declined by 9% in the three months ended March 31, 2011 compared to the prior year quarter.

Management Fees

        Management fees increased $1.9 million to $11.2 million for the three months ended March 31, 2011 compared with $9.3 million for the prior year quarter. The increase was a result of an increase in management fees for our CHRP funds of $2.9 million as a result of an increase in committed capital, which was partially offset by a decrease in hedge fund management fees of $1.5 million as a result of returning assets to investors in 2010 and the first quarter of 2011, as a result of closing the Ramius Multi-Strategy Fund and the Enterprise Fund.

Incentive Income

        Incentive income was $4.4 million for the three months ended March 31, 2011, compared to $2.1 million in the prior year quarter. The increase in incentive fees was a result of an increase in performance primarily from the Value and Opportunity fund and Global Credit fund which resulted in an increase in incentive fees of $2.9 million and $0.9 million, respectively, partially offset by the decrease in performance of our alternative solutions business.

Interest and Dividends

        Interest and dividends increased $3.8 million to $4.6 million for the three months ended March 31, 2011, compared with $0.8 million in the prior year quarter. The increase was primarily attributable to an increase in interest income resulting from an increase in investments in interest bearing assets in the first quarter of 2011 relative to the same period last year.

Reimbursements from Affiliates

        Reimbursements from affiliates decreased $0.7 million to $1.0 million for the three months ended March 31, 2011 compared with $1.7 million for the prior year quarter. The decrease was attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.

Other Revenue

        Other revenue remained constant at $0.6 million for the three months ended March 31, 2011 compared to the prior year quarter.

Consolidated Funds Revenues

        Consolidated funds revenues decreased $5.9 million to $0.2 million for the three months ended March 31, 2011 compared with $6.1 million in the prior year quarter. The decrease was primarily attributable to a reduction in interest income from Enterprise Fund's long holdings of interest bearing securities, due to the fact that this fund has been closed and the focus has therefore been on selling positions and returning assets rather than producing investment returns.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses increased $1.7 million to $45.1 million for the three months ended March 31, 2011 compared with $43.4 million in the prior year quarter. The increase was primarily related to an increase in stock compensation expense and severance expense during the three months ended March 31, 2011.

Interest and Dividends

        Interest and dividend expense increased $2.2 of million to $2.6 million or the three months ended March 31, 2011 compared with $0.4 million in the prior year quarter. Interest and dividends expense relates to interest on our credit facility in addition to increased trading activity with respect to the Company's holdings.

General, Administrative and Other Expenses

        General, administrative and other expenses decreased $0.3 million to $33.9 million for the three months ended March 31, 2011 compared with $34.2 million in the prior year quarter. The decrease was primarily due to general efficiencies received in relation to the November 2009 transaction partially offset by increased professional, advisory and other fees.

Consolidated Funds Expenses

        Consolidated funds expenses decreased $2.6 million to $0.6 million for the three months ended March 31, 2011 compared with $3.2 million in the prior year quarter. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities, due to the fact that this fund has been closed and the focus has therefore been on selling positions and returning assets rather than producing investment returns.

Other Income (Loss)

        Other income (loss) decreased $0.8 million to $19 million for the three months ended March 31, 2011 compared to $19.8 million in the prior year quarter. The decrease primarily relates to a decrease in the Consolidated Funds' performance due to Enterprise Master. Enterprise Master's performance in the three months ended March 31, 2011 decreased from that during the three months ended March 31, 2010 due to the fact that this fund has been closed and the focus has therefore been on selling positions and returning assets rather than producing investment returns. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest. The decrease was partially offset by an increase in performance of the Company's own invested capital driven by improved performance across certain investment strategies within our investment portfolio, particularly the concentrated public equity, credit, deep value and global macro strategies.

Income Taxes

        Income tax expense amounted to $0.2 million for the three months ended March 31, 2011. This compares to a $0.3 million income tax benefit in the prior year quarter. The Company's tax expense was driven by the Company's foreign subsidiaries pre-tax income.

(Income) Loss Attributable to Non-controlling Interests

        (Income) loss attributable to non-controlling interests was income of $0.8 million for the three months ended March 31, 2011 compared with income of $8.1 million in the prior year quarter. The period over period change was the result of a decrease in performance in the Consolidated Funds and therefore lower allocations of income to non-controlling interest holders, primarily driven by Enterprise Master which has been closed and is therefore focused on selling positions and returning capital to its investors rather than producing investment returns.

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

        In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds (both 2011 and 2010) (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction (both 2011 and 2010) and (iii) excludes certain other acquisition-related and/or reorganization expenses (2011 only). In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities. For GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for GAAP purposes is presented gross as part of revenue.

Economic Income Revenues

        The Company's principal sources of Economic Income revenues are derived from activities in the following business segments:

        Our alternative investment management segment generates Economic Income revenues through three principal sources: management fees, incentive income and investment income from our own capital. Management fees are directly impacted by any increase or decrease in assets under management, while incentive income is impacted by our funds' performance and any increase or decrease in assets under management. Investment income from the Company's own capital is impacted by the performance of the funds and other securities in which our capital is invested. The Company periodically receives other Economic Income revenue which is unrelated to our own invested capital or our activities on behalf of the Company's funds, such as certain placement fee income received by a non-wholly owned subsidiary that engaged in the distribution of interests in the real estate funds.

        Our broker-dealer segment generates Economic Income revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and alternative energy. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage in the condensed consolidated statement of operations.

Economic Income Expenses

        The Company's Economic Income expenses consist of compensation and benefits, non-compensation expenses—fixed and non-compensation expenses—variable, less reimbursement from affiliates.

Non-controlling Interests

        Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. The non-wholly-owned entity included is Cowen Healthcare Royalty Management, LLC.

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

        For the three months ended March 31, 2011 and 2010, the Company's alternative investment management segment includes its hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate, healthcare royalty funds, cash management services, CHRP's operating results and other investment platforms operating results.

        For the three months ended March 31, 2011 and 2010, the Company's broker-dealer segment includes its investment banking and brokerage businesses' operating results.

	Three Months Ended March 31,
	2011			2010			Total Period-to-Period
	Alternative Investment Management		Total 2011	Alternative Investment Management		Total 2010
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$14,682	$14,682	$—	$6,005	$6,005	$8,677	144.5%
Brokerage	63	27,528	27,591	—	29,575	29,575	(1,984)	(6.7)%
Management fees	14,047	—	14,047	12,587	28	12,615	1,432	11.4%
Incentive income (loss)	5,163	—	5,163	1,982	—	1,982	3,181	160.5%
Investment income (loss)	17,458	(249)	17,209	11,192	229	11,421	5,788	50.7%
Other revenue	1,252	(198)	1,054	(51)	124	73	981	1343.8%

Total economic income revenues	37,983	41,763	79,746	25,710	35,961	61,671	18,075	29.3%

Economic Income Expenses
Compensation and benefits	17,708	25,029	42,737	16,143	25,136	41,279	1,458	3.5%
Non-compensation expenses—Fixed	7,050	14,754	21,804	8,568	16,013	24,581	(2,777)	(11.3)%
Non-compensation expenses—Variable	2,096	6,852	8,948	331	8,455	8,786	162	1.8%
Reimbursement from affiliates	(1,169)	—	(1,169)	(1,887)	—	(1,887)	718	(38.0)%

Total economic income expenses	25,685	46,635	72,320	23,155	49,604	72,759	(439)	(0.6)%

Net economic income (loss) (before non-controlling interest)	12,298	(4,872)	7,426	2,555	(13,643)	(11,088)	18,514	(167.0)%
Non-controlling interest	(475)	—	(475)	(41)	—	(41)	(434)	1058.5%

Economic income (loss)	$11,823	$(4,872)	$6,951	$2,514	$(13,643)	$(11,129)	$18,080	(162.5)%

Economic Income Revenues

        Total economic income revenues were $79.2 million for three months ended March 31, 2011, an increase of $17.5 million compared to economic income revenues of $61.7 million for the prior year quarter.

Alternative Investment Management Segment

        Alternative investment management segment economic income revenues were $37.5 million for the three months ended March 31, 2011, an increase of $11.8 million compared to a revenues of $25.7 million for the prior year quarter.

        Management Fees.    Management fees for the segment increased by $1.4 million to $14 million for the three months ended March 31, 2011 compared with $12.6 million for the prior year quarter. The increase was a result of an increase in management fees for our CHRP funds of $2.9 million as a result of an increase in committed capital, which was partially offset by a decline in average annualized management fees charged, and a decrease in hedge fund management fees of $1.5 million as a result of returning assets to investors in 2010 and the first quarter of 2011, as a result of closing the Ramius Multi-Strategy Fund and the Enterprise Fund.

        Incentive Income (Loss).    Incentive income for the segment increased by $3.2 million to $5.2 million for the three months ended March 31, 2011 compared to $2 million for the prior year quarter. The increase in incentive fees was a result of an increase in performance primarily from the Value and Opportunity fund and Global Credit fund which resulted in an increase in incentive fees of $2.9 million and $0.9 million, respectively, and real estate fees of $0.8 million, partially offset by the decrease in performance of our alternative solutions business.

        Investment Income.    Investment income for the segment increased by $6.3 million to a gain of $17.5 million for the three months ended March 31, 2011 compared with income of $11.2 million for the prior year quarter. The increase is a result of an improved performance in the firm's invested capital.

        Other Revenue.    Other revenue for the segment increased by $1.4 million to a gain of $1.3 million for the three months ended March 31, 2011 compared with a loss of $0.1 million for the prior year quarter. The change is primarily related to foreign exchange gains/losses in relation to doing business in our foreign wholly owned subsidiaries.

Broker-Dealer Segment

        Broker-dealer segment economic income revenues increased by $5.8 million to $41.8 million for the three months ended March 31, 2011 compared to $36 million for the prior year quarter. This increase was primarily due to and increase in investment banking revenue offset by a decrease in brokerage revenue.

        Investment Banking.    Investment banking revenues increased by $8.7 million to $14.7 million for the three months ended March 31, 2011, compared to $6 million for the prior year quarter. During the quarter ended March 31, 2011, the Company completed twelve underwriting transactions, one private capital raising transaction, two strategic advisory transactions, and one debt financing transaction. During the quarter ended March 31, 2010, the Company completed four underwriting transactions, one private capital raising transaction, four strategic advisory transactions

        Brokerage.    Brokerage revenues decreased by $2 million to $27.6 million for three months ended March 31, 2011, compared to $29.6 million for the prior year quarter. The decrease resulted primarily from decreased revenues related to our core customer facilitation related activities as cash equities volumes remained at subdued levels thus far in 2011. Aggregate NYSE and NASDAQ trading volumes declined by 9% during the quarter on a year-over-year basis.

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense increased by $1.4 million to $42.7 million for the three months ended March 31, 2011, compared to $41.3 million in the prior year quarter. The increase was attributable to an increase in stock compensation and severance expense.

        Compensation and benefits expenses for the alternative investment management segment increased by $1.5 million to $17.7 million for the three months ended March 31, 2011 compared to $16.2 million in the prior year quarter. The increase is supported by an increase in the bonus accrual in accordance with the compensation to revenue ratio.

        Compensation and benefits expenses for the broker-dealer segment were $25 million for the three months ended March 31, 2011, which substantially remained constant compared to $25.1 million in the prior year quarter.

        Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased by $2.8 million to $21.8 million for the three months ended March 31, 2011 compared to $24.6 million in the prior year quarter. The decrease was due to decreases in occupancy costs and general efficiencies received in relation to the November 2009 Ramius/Cowen transaction, offset by increases in professional fees.

        Fixed non-compensation expenses for the alternative investment management segment decreased by $1.6 million to $7 million for the three months ended March 31, 2011 as compared to $8.6 million for the first quarter of prior year. Non-compensation expenses for the broker-dealer segment decreased by $1.2 million to $14.8 million for the three months ended March 31, 2011 as compared with $16 million for the first quarter of prior year.

        The following table shows the components of the non-compensation expenses—fixed, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$217	$116	$101	87.1%
Professional, advisory and other fees	2,917	2,388	529	22.2%
Occupancy and equipment	5,117	5,645	(528)	(9.4)%
Depreciation and amortization	2,056	2,494	(438)	(17.6)%
Service fees	3,612	3,812	(200)	(5.2)%
Other	7,885	10,126	(2,241)	(22.1)%

Total	$21,804	$24,581	$(2,777)	(11.3)%

        Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased by $0.1 million to $8.9 million for the three months ended March 31, 2011 compared to $8.8 million in the prior year quarter. The increase was due to increases in conference related expenses, expenses related to Luxembourg reinsurance deals and syndication costs related to an alternative asset fund, offset by a reduction in our floor brokerage expenses due to lower volumes.

        The following table shows the components of the non-compensation expenses—variable, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$3,033	$4,945	$(1,912)	(38.7)%
CHRP syndication costs	1,072	—	1,072	NM
Expenses related to Luxembourg reinsurance companies	545	—	545	NM
Marketing and business development	4,298	3,841	457	11.9%

Total	$8,948	$8,786	$162	1.8%

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased by $0.7 million to $1.2 million for the three months ended March 31, 2011 compared with $1.9 million in the prior year quarter. The decrease was attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.

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

        Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2011, we had cash and cash equivalents of $26.3 million, which includes $9.5 million held in foreign subsidiaries, and net liquid investment assets of $205.5 million. At April 1, 2011, the Company's investment in the Enterprise Fund was valued at $138.9 million. The Company has received total distributions of $16 million from the Enterprise Fund during 2011 which includes the April 1, 2011 redemption of $8.8 million.

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

        As of March 31, 2011, the Company had unfunded commitments of $8.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. In addition, the Company has committed to invest $40.8 million to the funds managed by Cowen Healthcare Royalty Partners (the "CHRP Funds") as a limited partner of the CHRP Funds and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through March 31, 2011, the Company has funded $19.7 million towards these commitments.

        As a registered broker-dealer, Cowen and Company, LLC ("Cowen and Company") is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company minimum net capital requirement, as defined, is $1.0 million. Cowen and Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2011, Cowen and

Company had total net capital of approximately $39.9 million, which was approximately $38.9 million in excess of its minimum net capital requirement of $1.0 million.

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

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At March 31, 2011, Ramius UK's Financial Resources of $4.3 million exceeded its minimum requirement of $0.6 million by $3.7 million. At March 31, 2011, CIL's Financial Resources of $4.0 million exceeded its minimum requirement of $2.2 million by $1.8 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At March 31, 2011, CLAL's Financial Resources of $1.0 million exceeded the minimum requirement of $0.1 million by $0.9 million.

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

        Operating Activities.    Net cash provided by operating activities of $33.4 million for the three months ended March 31, 2011 was predominately related to an increase in cash held at brokers and proceeds from the sale of other investments owned by Consolidated Funds, partially offset by cash used to pay for year end bonuses included in compensation payable. Net cash used in operating activities of $87.5 million for the three months ended March 31, 2010 was predominately related to cash used to pay for year end bonus accruals included in compensation payable and payments for purchases of securities related to the firms invested capital partially offset by proceeds from sale of other investments owned by consolidated funds.

        Investing Activities.    Net cash provided by investing activities of $23 million for the three months ended March 31, 2011 was primarily from increased repurchase agreement activity. Net cash provided by investing activities of $2.5 million for the three months ended March 31, 2010 was primarily due to the proceeds from sale of other investments.

        Financing Activities.    Net cash used in financing activities for the three months ended March 31, 2011 was $66.5 million primarily related to increased repurchase agreement activity and payments by the consolidated funds to investors for capital withdrawals. Net cash used in financing activities for the three months ended March 31, 2010 was $49.6 million primarily related to a repayment on the line of credit and payments by the consolidated funds to investors for capital withdrawals.

Short-Term Borrowing and Other Debt

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available. The first borrowing under this line occurred on June 30, 2009. As of March 31, 2011 and December 31, 2010, the Company had borrowings of $23.0 million and $24.0 million, respectively. At the Company's election and discretion, borrowings under the 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. The 2009 collateralized revolving credit agreement is to mature on September 29, 2011. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of March 31, 2011 and during the period from June 3, 2009 to March 31, 2011 the Company was in compliance with these covenants. The Company's investment in Enterprise Master through the Enterprise Fund has been pledged as collateral under the line of credit.

        On January 31, 2011, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $1 million to HVB AG, reducing its revolving line of credit balance.

        Interest incurred on the Company's lines of credit was $0.2 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

        In November 2010, the Company borrowed $0.6 million and $1.5 million to fund insurance premium payments. These notes bear interest at 5.05% and 4.95%, respectively and are due in October of 2011. As of March 31, 2011, the outstanding balance on these combined notes payable was $0.9 million. Interest expense for the three months ended March 31, 2011 was not significant.

        The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations and have lease terms that range from 48 to 60 months and interest rates that range from 0% to 6.36%. No payments have been made on these leases during the three months ended March 31, 2011.

        As of March 31, 2011 the Company also has five additional irrevocable letters of credit, for which there is cash collateral pledged, including (i) $50,000, which expires on July 12, 2011, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2011, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease and (iii) $82,000, which expires on May 12, 2011, supporting the Company's San Francisco office and (iv) $1.2 million which expires on August 31, 2011, supporting the Company's lease of additional office space in New York and (iv) $6.7 million which supports the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit at a rate equal to 0.5%, expiring December 12, 2011.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as of March 31, 2011. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

        Cowen and Company is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Cowen and Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for Cowen and Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.

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

        The following is a summary of what the Company believes to be its most critical accounting policies and estimates:

  Consolidation

        These condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest, including the Consolidated Funds, in which the Company has a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. The Company's funds are not subject to these consolidation provisions with respect to their investments pursuant to their specialized accounting.

        The Company's condensed consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the Consolidated Funds on a gross basis. The management fees and incentive income earned by the Company from the Consolidated Funds were eliminated in consolidation; however, the Company's allocated share of net income from these funds was increased by the amount of this eliminated income. Hence, the consolidation of these funds had no net effect on the Company's net earnings.

  Valuation of Investments and Derivatives

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

        The Company and its operating company subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investments is generally estimated based on proprietary models developed by the Company, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the condensed consolidated financial statements.

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

        Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter ("OTC"). Exchange-traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Derivative contracts are included within other assets on the condensed consolidated statements of financial condition.

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

Revenue Recognition

        The Company generates through several principal sources as more fully described below:

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

        In periods following a period of a net loss attributable to an investor, the Company does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a "high-water mark." The Company has elected to record incentive income revenue in accordance with "Method 2" of the Financial Accounting Standards Board ("FASB") accounting standards. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in a quarter's condensed consolidated statement of operations may be subject to reversal in a subsequent quarter as a result of subsequent negative investment performance prior to the conclusion of the fiscal year, when all contingencies have been resolved. As a result of negative investment performance in 2008, and in the case of certain real estate funds, in 2009, the Company entered 2010 with high-water marks in certain of its fund products. These high-water marks require the funds to recover cumulative losses before the Company could begin to earn incentive income in 2010 and beyond with respect to the investments of investors who previously suffered losses. In 2010, the Ramius Value and Opportunity Funds surpassed their high water marks and the Company began to earn incentive income again on these products.

        Carried interest is subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to the Company based on cumulative results. As such, the accrual for potential repayment of previously received carried interest, which is a component of accounts payable, accrued expenses and other liabilities, represents all amounts previously distributed to the Company, less an assumed tax liability, that would need to be repaid to certain real estate funds if these funds were to be liquidated based on the current fair value of the underlying funds' investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund's life.

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

  Legal Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with FASB accounting standards. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. The condensed consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 12 to the Company's condensed consolidated financial statements for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.

Recently adopted accounting pronouncements

        For a detailed discussion, see Note 2g. "Recently adopted accounting pronouncements" in our condensed consolidated financial statements for the quarter ended March 31, 2011 and "Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 14, 2011.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        During the three months ended March 31, 2011, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. For a detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2011.

        Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information reflects developments with respect to the Company's legal proceedings that occurred in the first quarter of 2011. These items should be read together with the Company's discussion in Note 12 "Commitments, Contingencies and Guarantees—Litigation," in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

  Madden Litigation

        As previously disclosed, Cowen and Company filed an answer to the complaint on January 6, 2011. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, it will be indemnified by Société Générale.

  CardioNet Litigation

        On March 24, 2011, the District Court for the Southern District of California remanded the case back to the Superior Court for the State of California, County of San Diego. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

  WorldSpace Litigation

        The parties are presently conducting discovery, and the SDNY intends to set a briefing schedule for summary judgment motions on June 29, 2011. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

  LaBranche Litigation

        On February 22, 2011, a putative class action by a purported holder of LaBranche & Co. stock, captioned Moskal v. LaBranche & Co., et. al., was filed in the Supreme Court of the State of New York, County of New York, naming as defendants the Company, LaBranche, members of the board of directors of LaBranche (collectively, "LaBranche"), and Louisiana Merger Sub, Inc.. On February 24, 2011, a separate lawsuit was filed, captioned , in the Supreme Court of the State of New York, County of New York against the same parties. The two lawsuits, which were consolidated on April 19, 2011, challenge LaBranche's decision to enter into the merger. On April 15, 2011, plaintiffs filed an amended complaint. The amended complaint alleges that members of the LaBranche board of directors breached the fiduciary duties owed to the LaBranche stockholders by failing to maximize the sale price for LaBranche, by agreeing to provisions in the merger agreement that allegedly are intended to deter alternative bids, and by failing to disclose material information to LaBranche stockholders in connection with the merger. The amended complaint further alleges that two members of the LaBranche board of directors were motivated to approve the Merger Agreement by the prospect of positions with the Company following the closing of the merger. The amended complaint also alleges, among other things, that LaBranche, the Company and Louisiana Merger Sub, Inc. aided and abetted LaBranche's directors in breaching their fiduciary duties to shareholders. The amended complaint seeks, among other things, injunctive relief against consummation of the merger, attorney's fees and damages in an unspecified amount.

        On May 2, 2011, counsel for the parties to the consolidated lawsuit reached an agreement in principle to settle the consolidated lawsuit reflected in a memorandum of understanding. In connection with the settlement, LaBranche and Cowen agreed to make certain additional disclosures in the Form S-4 filed in connection with the LaBranche transaction. The memorandum of understanding also contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will contain customary releases and will be subject to customary conditions, including approval by the Court. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger, the Merger Agreement and any disclosure made in connection therewith. In addition, in connection with the settlement and as provided in the memorandum of understanding, the parties contemplate that plaintiffs' counsel will seek an award of attorneys' fees and expenses as part of the settlement.

        There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

        The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

  Alphatec Litigation

        On February 22, 2011, a putative class action, captioned Mallen v. Alphatec Holdings, Inc., et. al., was filed in the United States District Court for the Southern District of California, naming as defendants Alphatec Holdings, Inc. ("Alphatec"), members of the Alphatec board of directors, Healthpoint Capital Partners, LLP, Healthpoint Capital Partners II, LLP, as well as Jefferies & Co., Inc., Canaccord Adams, Inc., Lazard Capital Markets, LLC, and Cowen and Company, LLC (the "Underwriter Defendants"). The complaint brings claims against the Underwriter Defendants under sections 11 and 12 of the Securities Act of 1933 for alleged materially inaccurate and misleading statements and omissions in the registration statement and prospectus for an April 2010 offering of common stock of Alphatec regarding the success of Alphatec's acquisition of a company named Scient'x. On April 18, 2011, the Underwriter Defendants filed a motion to dismiss the complaint as against the Underwriter Defendants. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any

  Lehman Brothers

        Given the additional market information available to Ramius, Ramius has decided to value its total net equity claim as follows: (i) the trust assets that we have been informed are within the control of LBIE and are expected to be distributed to us in the relatively near term are being valued at market less a 1% discount that corresponds to the fee that will be charged under the Claim Resolution Agreement for the return of trust assets, (ii) the trust assets that are not within the control of LBIE, but that Ramius believes are held by LBIE through Lehman Brothers, Inc. ("LBI"), are being valued at 54% which represents the present value of the mid-point between what Ramius believes are reasonable estimates of the low-side and high-side potential recovery rates with respect to its LBI exposure, (iii) Ramius's unsecured claims against LBIE are being valued at 48%, which represents Ramius's estimate of potential recovery rates with respect to this exposure and (iv) the trust assets that are not within the control of LBIE and are not believed to be held through LBI are being valued at 48%, which represents Ramius's estimate of potential recovery rates with respect to this exposure assuming that the trust assets are not available and become unsecured claims against LBIE.

Item 1A.    Risk Factors

        The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our 2010 Form 10-K filed with the SEC on March 14, 2011.

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

COWEN GROUP, INC.
By:	/s/ PETER A. COHEN
	Name:	Peter A. Cohen
	Title:	Chief Executive Officer and President (principal executive officer)
By:	/s/ STEPHEN A. LASOTA
	Name:	Stephen A. Lasota
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: May 10, 2011

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.