Form 10-Q
period 2011-06-30
COWEN GROUP, INC.
filed 2011-08-09
CIK 1466538

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of August 8, 2011 there were 116,291,426 shares of the registrant's common stock outstanding.

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

        Unaudited Condensed Consolidated Financial Statements are presented for the three months and six months ended June 30, 2011 and 2010. The Condensed Consolidated Financial Statements as of December 31, 2010 were audited.

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(unaudited)

	As of June 30, 2011	As of December 31, 2010
Assets
Cash and cash equivalents	$110,175	$36,354
Cash collateral pledged	9,801	8,633
Securities owned, at fair value	986,424	474,095
Securities purchased under agreements to resell	77,332	97,755
Other investments	49,042	40,320
Receivable from brokers	124,987	95,937
Fees receivable	22,442	31,688
Due from related parties (see Note 18)	19,975	16,370
Fixed assets, net of accumulated depreciation and amortization of $20,357 and $17,764, respectively	47,064	36,591
Goodwill	27,179	27,179
Intangible assets, net of accumulated amortization of $9,623 and $8,146, respectively	16,598	12,754
Other assets	33,277	19,456
Consolidated Funds
Cash and cash equivalents	789	7,210
Securities owned, at fair value	6,191	8,722
Other investments, at fair value	261,898	333,374
Other assets	283	732

Total Assets	$1,793,457	$1,247,170

Liabilities and Stockholders' Equity
Securities sold, not yet purchased, at fair value	$442,261	$197,916
Securities sold under agreements to repurchase	169,439	192,165
Payable to brokers	321,226	85,655
Compensation payable	26,731	76,204
Short-term borrowings and other debt	6,618	31,733
Fees payable (see Note 18)	6,428	8,797
Due to related parties (see Note 18)	2,557	9,187
Accounts payable, accrued expenses and other liabilities	61,718	42,267
Consolidated Funds
Capital withdrawals payable	3,510	7,817
Accounts payable, accrued expenses and other liabilities	662	1,827

Total Liabilities	1,041,150	653,568

Commitments and Contingencies (see Note 13)
Redeemable non-controlling interests	114,349	144,346

Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 116,246,786 and 75,490,209 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively (including 1,110,836 and 1,554,124 restricted shares, respectively)	1,130	726
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	674,205	504,480
(Accumulated deficit) retained earnings	(35,851)	(55,970)
Accumulated other comprehensive income	375	20
Less: Class A common stock held in treasury, at cost: 499,136 shares as of June 30, 2011	(1,901)	—

Total Stockholders' Equity	637,958	449,256

Total Liabilities and Stockholders' Equity	$1,793,457	$1,247,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Investment banking	$14,343	$9,938	$29,025	$15,943
Brokerage	24,607	29,793	52,198	59,369
Management fees	11,857	8,881	23,021	18,151
Incentive income	675	(100)	5,056	1,994
Interest and dividends	5,840	1,380	10,399	2,183
Reimbursement from affiliates	981	1,741	1,990	3,484
Other revenues	232	398	922	1,020
Consolidated Funds
Interest and dividends	136	2,965	305	8,746
Other	8	4	8	370

Total revenues	58,679	55,000	122,924	111,260
Expenses
Employee compensation and benefits	43,575	38,547	88,662	81,980
Floor brokerage and trade execution	3,685	3,945	7,795	8,973
Interest and dividends	3,115	621	5,724	1,067
Professional, advisory and other fees	10,398	2,879	17,538	5,267
Service fees	4,366	4,034	7,978	7,853
Communications	4,342	3,153	7,235	6,454
Occupancy and equipment	4,991	5,845	10,113	11,474
Depreciation and amortization	2,011	2,390	4,069	4,884
Client services and business development	4,132	4,379	8,809	8,544
Other	(259)	4,710	4,034	12,092
Consolidated Funds
Interest and dividends	40	(177)	87	1,390
Professional, advisory and other fees	613	831	1,073	1,509
Floor brokerage and trade execution	—	285	—	994
Other	219	243	341	447

Total expenses	81,228	71,685	163,458	152,928
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	76	249	17,358	1,774
Bargain purchase gain	22,244	—	22,244	—
Consolidated Funds:
Net realized and unrealized gains (losses) on investments and other transactions	4,971	(8,211)	7,314	11,006
Net realized and unrealized gains (losses) on derivatives	(84)	720	(525)	500
Net gains (losses) on foreign currency transactions	(117)	777	(273)	52

Total other income	27,090	(6,465)	46,118	13,332

Income (loss) before income taxes	4,541	(23,150)	5,584	(28,336)

Income tax expense (benefit)	(17,954)	599	(17,791)	333

Net income (loss)	22,495	(23,749)	23,375	(28,669)

Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	2,458	(2,552)	3,256	5,504

Net income (loss) attributable to Cowen Group, Inc. stockholders	$20,037	$(21,197)	$20,119	$(34,173)

Weighted average common shares outstanding:
Basic	76,330	72,693	75,600	72,601
Diluted	77,898	72,693	76,889	72,601
Earnings (loss) per share:
Basic	$0.26	$(0.29)	$0.27	$(0.47)

Diluted	$0.26	$(0.29)	$0.26	$(0.47)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands, except share data)

(unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Total Comprehensive Income (Loss)
Balance, December 31, 2010	75,490,209	$726	$—	$504,480	$20	$(55,970)	$449,256	$144,346

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	20,119	20,119	3,256	$23,375
Defined Benefit Plans	—	—	—	—	195	—	195	—	195
Foreign currency translation	—	—	—	—	160	—	160	—	160

Total comprehensive income (loss)	—	—	—	—	355	20,119	20,474	3,256	$23,730
Capital contributions	—	—	—	—	—	—	—	4,038
Capital withdrawals	—	—	—	—	—	—	—	(40,761)
Consolidation of RCG Linkem II LLC								3,470
Restricted stock awards issued	405,580	—	—	—	—	—	—	—
Common stock issuance upon acquisition (see Note 2)	40,850,133	409	—	155,639	—	—	156,048	—
Purchase of treasury stock	(499,136)	(5)	(1,901)				(1,906)
Amortization of share based compensation	—	—	—	14,086	—	—	14,086	—

Balance, June 30, 2011	116,246,786	$1,130	$(1,901)	$674,205	$375	$(35,851)	$637,958	$114,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$23,375	$(28,669)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain	(22,244)	—
Depreciation and amortization	4,069	4,884
Share-based compensation	14,086	9,310
Net loss on disposal of fixed assets	—	266
Purchases of securities owned, at fair value	(5,053,676)	(666,553)
Proceeds from sales of securities owned, at fair value	4,834,296	409,108
Proceeds from the sale of securities sold, not yet purchased, at fair value	2,485,115	306,842
Payments to cover securities sold, not yet purchased, at fair value	(2,435,760)	(295,263)
Net (gains) losses on securities, derivatives and other investments	(13,509)	(1,975)
Consolidated Funds:
Purchases of securities owned, at fair value	(245,778)	(212,811)
Proceeds from sales of securities owned, at fair value	248,297	202,007
Purchases of other investments	(11,101)	(18,634)
Proceeds from sales of other investments	87,963	117,873
Net realized and unrealized (gains) losses on investments and other transactions	(5,373)	(15,578)
(Increase) decrease in operating assets:
Cash acquired upon acquisition (see Note 2)	117,496	—
Cash collateral pledged	(41)	—
Securities owned, at fair value, held at broker dealer	(73,150)	82,450
Receivable from brokers	64,704	(11,697)
Fees receivable	9,246	5,325
Due from related parties	(136)	259
Other assets	(8,765)	5,404
Consolidated Funds:
Cash and cash equivalents	6,421	(6,089)
Other assets	449	99
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	28,189	11,727
Payable to brokers	154,035	101,469
Compensation payable	(52,799)	(51,711)
Fees payable	(3,338)	(3,840)
Due to related parties	(6,630)	(800)
Accounts payable, accrued expenses and other liabilites	3,339	(20,775)
Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	(1,165)	661

Net cash provided by / (used in) operating activities	147,615	(76,711)

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Cash flows from investing activities:
Securities purchased under agreements to resell	20,423	—
Purchases of other investments	(40,650)	(3,164)
Proceeds from sales of other investments	39,567	5,686
Purchase of fixed assets	(4,263)	(172)

Net cash provided by / (used in) investing activities	15,077	2,350

Cash flows from financing activities:
Securities sold under agreements to repurchase	(22,726)	28,640
Repayments on short-term borrowings and other debt	(25,608)	(25,000)
Borrowings on short-term borrowings and other debt	493	—
Capital withdrawals to non-controlling interests	(2,009)	—
Consolidated Funds:
Capital contributions by non-controlling interests in Consolidated Funds	4,038	2,646
Capital withdrawals to non-controlling interests in Consolidated Funds	(43,059)	(63,942)

Net cash (used in) / provided by financing activities	(88,871)	(57,656)

Change in cash and cash equivalents	73,821	(132,017)
Cash and cash equivalents at beginning of year	36,354	147,367

Cash and cash equivalents at end of period	$110,175	$15,350

Supplemental non-cash information:
Deconsolidation of CHRP GP (see Note 3b)	$—	$1,712

Net assets of consolidated entity	$3,470	$—

Net settlement of cash collateral pledged with repayments on the line of credit	$—	$6,745

Purchase of treasury stock upon close of acquisition (see Note 15)	$1,901	$—

Common stock issuance upon close of acquisition (see Note 2)	$156,048	$—

Net assets acquired upon acquisition (net of cash)	$58,486	$—

Non-compete agreements acquired	$2,310	$—

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

        Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, market-making and sales and trading services through its two business segments: alternative investment management and broker-dealer. The alternative investment management segment includes hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services, offered primarily under the Ramius name. The broker-dealer segment offers industry-focused investment banking services for growth-oriented companies, including advisory and global credit markets origination and domain knowledge-driven research, and a sales and trading platform for institutional investors, primarily under the Cowen name and an ETF market-making business, both domestically and internationally.

2. Acquisition

        The acquisition of LaBranche & Co Inc. ("LaBranche") by the Company was consummated pursuant to the terms of the Agreement and Plan of Merger ("Merger Agreement"), dated as of February 16, 2011, after the market close on June 28, 2011. LaBranche Capital, LLC (LCAP), which was renamed "Cowen Capital LLC" following consummation of the acquisition, was a wholly owned subsidiary of LaBranche and is now a wholly-owned subsidiary of the Company, is a registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member firm that operates as a market-maker in Exchange Traded Funds ("ETFs"), engages in hedging activities in options, ETFs, structured notes, foreign currency securities and futures related to its market-making operations and also conducts principal trading activities in these securities. Prior to the acquisition, LaBranche discontinued certain operations in its market-making segment, including upstairs options market-making on various exchanges and electronic market-making in the International Securities Exchange. As of the close of market on June 28, 2011, LaBranche stock was delisted and no longer trades on the New York Stock Exchange.

        Under the terms of the Merger Agreement, each outstanding share of LaBranche was converted into 0.9980 shares of Cowen Class A common stock (the "Exchange Ratio"). The consideration received by LaBranche's shareholders was valued at approximately $156 million in the aggregate, based on the closing price of Cowen Class A common stock on the NASDAQ Global Select Market of $3.82 on June 28, 2011. This is based on 40,931,997 shares of LaBranche stock that were outstanding on the date of the completion of the acquisition.

        The acquisition was accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In this case, the acquisition was accounted for as an acquisition by Cowen of LaBranche. As such, results of operations for LaBranche are included in the accompanying condensed consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their estimated fair values. The fair value of Cowen shares issued to LaBranche shareholders was the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Acquisition (Continued)

purchase consideration for the acquisition. Based on the June 28, 2011 preliminary purchase price allocation, the fair value of the net identifiable assets acquired and liabilities assumed amounted to $175.9 million, (excluding $2.3 million non-compete agreements acquired) exceeding the fair value of the preliminary purchase price of $156 million. As a result, the Company recognized a preliminary, nonrecurring bargain purchase gain of approximately $22.2 million in the second quarter of 2011, which is included in other income in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2011. The Company's share price has traded below its book value for a substantial part of the last 52 weeks, and as the preliminary purchase consideration (the Exchange Ratio) was determined based on the stock price of Cowen on June 28, 2011, the purchase price allocation based on the fair value of LaBranche's net assets at acquisition date reflected in these condensed consolidated financial statements has resulted in a bargain purchase gain.

        The Company is currently in the process of finalizing the valuation for certain acquired assets of LaBranche; therefore, the fair value measurements at June 28, 2011 and the gain on acquisition of business are preliminary and subject to further adjustment. The allocation of the purchase price to the net assets acquired will be finalized as necessary, up to one year after the acquisition closing date, as information becomes available. The following table summarizes the preliminary purchase price allocation of net tangible and intangible assets acquired as of June 28, 2011:

	(dollars in thousands)
Cash and cash equivalents	$117,496
Cash collateral pledged	1,127
Securities owned, at fair value	221,855
Other investments	2,569
Receivable from brokers	93,754
Fixed assets, net	8,804
Intangibles	3,010
Other assets	4,897
Securities sold, not yet purchased, at fair value	(175,391)
Payable to brokers	(81,536)
Compensation payable	(3,521)
Fees payable	(969)
Unfavorable lease	(3,388)
Accounts payable, accrued expenses and other liabilities	(12,725)

Total net assets acquired	$175,982

Non-compete agreements acquired	2,310
Goodwill/(Bargain purchase gain) on transaction	(22,244	)(1)

Total purchase price	$156,048

(1)
Represents the preliminary bargain purchase gain on the acquisition.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Acquisition (Continued)

        The Company believes that all of the acquired receivables and contractual amounts receivable as reflected above in the preliminary allocation of the purchase price are recorded at fair value and are expected to be collected in full.

        The Company recognized approximately $0.6 million and $2.3 million of acquisition-related costs, including legal, accounting, and valuation services for the three months and six months ended June 30, 2011, respectively. These costs are included in professional, advisory and other fees and other expenses in the condensed consolidated statements of operations.

        As of June 30, 2011, the estimated fair value of the Company's intangibles, as acquired through the acquisition, is $3 million. In addition, non-compete agreements for the amount of $2.3 million, were negotiated as part of the acquisition, which have been recognized separately from the acquisition of assets and liabilities assumed in accordance U.S. GAAP. The total non-compete agreements acquired of $2.5 million, have been included within Intangible assets, net in the condensed consolidation statements of financial condition. The allocation of the intangibles is as follows:

	Estimated Intangible Assets Acquired	Estimated average remaining useful lives
	(in thousands)	(years)
Intangible asset class
Exchange memberships	$240	indefinite
Covenants to not compete	1,950	1 or 2
Covenants with limiting conditions	580	10
Intellectual property	2,550	3

Total intangible assets	$5,320

        Amortization expense for the three and six months ended June 30, 2011, respectively, is immaterial. The estimated amortization expense related to these intangible assets in future years is as follows:

(dollars in thousands)
2011	$997
2012	1,883
2013	1,341
2014	483
2015	58
Thereafter	318

$5,080

        Included in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2011 are revenues of $0.2 million and a net income of $0.2 million related to LaBranche's results of operations for the period from June 29, 2011 through June 30, 2011.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Acquisition (Continued)

        The following unaudited supplemental pro forma information presents condensed consolidated financial results for the six month periods as if the acquisition was completed as of January 1, 2010. This supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisition been completed on January 1, 2010, nor does it purport to be indicative of any future results.

	For the six months ended June 30,
	2011	2010
	(in thousands)
Revenues	$124,245	$111,986
Net Income	1,129	(56,929)
Net Income per common share
Basic	0.01	(0.50)
Diluted	0.01	(0.50)

3. Significant Accounting Policies

a.     Basis of presentation

        These unaudited condensed consolidated financial statements and related notes have been prepared in accordance with US GAAP and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") related to interim financial statements. Results for interim periods should not be considered indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the audited condensed consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008, included in the Form 10-K of Cowen Group as filed with the SEC on March 14, 2011. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary for a fair presentation of the results for the interim periods. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in these condensed consolidated financial statements, as further discussed below, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.

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

(unaudited)

3. Significant Accounting Policies (Continued)

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

        As of June 30, 2011 the Company consolidates the following funds (the "Consolidated Funds"): Ramius Enterprise LP ("Enterprise LP"), Ramius Multi-Strategy FOF LP ("Multi-Strat FOF"), Ramius Vintage Multi-Strategy FOF LP ("Vintage LP"), Ramius Levered Multi-Strategy FOF LP ("Levered FOF"), and RTS Global 3x Fund LP ("RTS Global 3x").

        In addition, RCG Linkem II LLC was consolidated when it first commenced operations during the second quarter of 2011. The Company determined that it exercises control over RCG Linkem II LLC as it acts as a managing member of this entity.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

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

        The Company determines whether it is the primary beneficiary of a VIE by performing a qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, terms of any contracts between the Company and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE. As of June 30, 2011, the Company does not consolidate any VIEs.

        The Company has determined that it no longer exercises control over Cowen Healthcare Royalty GP, LLC (the "CHRP GP") as it no longer acts as a managing member of this entity, and beginning with the first quarter of 2010, no longer consolidates this entity. The Company now accounts for its investment in the CHRP GP under the equity method of accounting.

        As at June 30, 2011, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd ("Enterprise Master"), Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP (the "Unconsolidated Master Funds") through three of its Consolidated Funds: Enterprise LP, Multi-Strat FOF and Vintage FOF (the "Consolidated Feeder Funds"), respectively. Investment companies like the Consolidated Feeder Funds, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under FASB accounting standards, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

        The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $296 million and $1.9 million as of June 30, 2011 and $383.3 million and $26.7 million as of December 31, 2010, respectively. In addition, the maximum exposure relating to these variable interest entities as of June 30, 2011 was $236.7 million, all of which is in other investments, at fair value and as of December 31, 2010 was $307.8 million, of which $307.2 million is included in other investments, at fair value and $0.6 million is included in due from related parties in the Company's condensed consolidated statements of financial condition, respectively. The Consolidated Feeder Funds' maximum exposure to loss related to their respective Unconsolidated Master Funds at June 30, 2011 and December 31, 2010 was limited to their investments in their respective Unconsolidated Master Funds. See Note 5 for further information regarding the Company's investments.

        Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the condensed consolidated statements of financial condition. The Company's equity in earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the condensed consolidated statements of operations.

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

        Other—If the Company does not consolidate an entity, apply the equity method of accounting or account for an investment under the cost method, the Company accounts for all other debt and marketable equity securities which are bought and held principally for the purpose of selling them in the near term as trading securities in accordance with FASB accounting standards, at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the condensed consolidated statements of operations.

        Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to FASB accounting standards. The Consolidated Funds report their investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected as a component of operations. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), Cowen Capital LLC, Cowen International Trading Limited,

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

Cowen and Company (Asia) Limited ("CCAL"), and Cowen Structured Products Hong Kong Limited, and apply the specialized industry accounting for brokers and dealers in securities also prescribed under FASB accounting standards. The Company also has retained this specialized accounting in consolidation.

c.     Use of estimates

        The preparation of the condensed consolidated financial statements in conformity with GAAP requires the management of the Company to make estimates and assumptions that affect the fair value of securities and other investments, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the accounting for goodwill and identifiable intangible assets and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

(unaudited)

3. Significant Accounting Policies (Continued)

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

        Securities—Securities whose values are based on quoted market prices in active markets for identical assets, and are therefore classified in level 1 of the fair value hierarchy, include active listed equities, certain U.S. government and sovereign obligations, ETF's and certain money market securities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

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

        Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter ("OTC"). Exchange-traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards,

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures and equity swap derivative contracts are included within other assets on the condensed consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the condensed consolidated statements of financial condition.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

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

e.     Securities purchased under agreements to resell and securities sold under agreements to repurchase

        The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase ("Repurchase Agreements") as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of June 30, 2011, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of June 30, 2011 and December 31, 2010.

        Transactions involving purchases of securities under agreements to resell are carried at their contract value which approximates fair value. As of June 30, 2011 and December 31, 2010, the fair value of the collateral received by the Company was $76 million and $95.5 million, respectively.

        Transactions involving the sale of securities under agreements to repurchase are carried at their contract value and are accounted for as collateralized financings. In connection with these financings, as of June 30, 2011 and December 31, 2010, the Company had pledged collateral in the amount of $163.1 million and $207.4 million, respectively, which is included in securities owned, at fair value in the condensed consolidated statements of financial condition.

        Collateral is valued daily and the Company and its counterparties may adjust the collateral or require additional collateral to be deposited when appropriate. Collateral held by counterparties may be sold or re-hypothecated by such counterparties, subject to certain limitations sometimes imposed by the Company. Collateralized Repurchase Agreements may result in credit exposure in the event the counterparties to the transactions are unable to fill their contractual obligations. The Company minimizes the credit risk associated with this activity by monitoring credit exposure and collateral

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

values, and by requiring additional collateral to be promptly deposited with or returned to the Company when deemed necessary.

f.      Deferred rent

        Deferred rent primarily consists of step rent, allowances from landlords and fair valuing our leases property in accordance with GAAP in relation to business combinations related to our leases properties. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to us by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. We record a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing our leases acquired through business combinations are quantified by comparing the current fair value of the leases space to current rental payments. Deferred rent, included in a accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, for the years ended June 30, 2011 and December 31, 2010 is $18.9 million and $15.1 million, respectively.

g.     Expenses

        Included within expenses for the three and six month ended June 30, 2011 is $0.7 million and $3.5 million, respectively, in acquisition-related expenses such as legal, consulting and banking fees, associated with the acquisition of LaBranche and other reorganization charges within the alternative investment management business.

h.     Recently adopted accounting pronouncements

        In June 2011, the FASB issued guidance which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance requires consecutive presentation of the statement of operation and other comprehensive income and present reclassification adjustments on the face of the financial statement from other comprehensive income to net income. This guidance helps financial statement users better understand the causes of an entity's change in financial position and results of operations. The guidance is effective retrospectively for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

        In May 2011, the FASB issued guidance that changes the wording used to describe many of the requirements of GAAP for measuring the fair value and for disclosing information about fair value measurements. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Certain of the amendments could change how the fair value measurement guidance is applied including provisions related to highest and best use and valuation premise for

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement, fair value of an instrument classified in a reporting entity's shareholders' equity, and additional disclosure requirements about fair value measurements. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

        In April 2011, the FASB issued guidance to improve the accounting for Repurchase Agreements (repos) and other agreements by modifying the criteria for determining when the transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). Specifically, the guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in default by the transferee. In accordance with the new guidance, the contractual rights and obligations determine effective control and there does not need to be a requirement to assess the ability to exercise those rights. The guidance is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

        In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels 1 and 2 fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level 3), the reconciliation of beginning and ending balances shall be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances and settlements and transfers in and transfers out of Level 3. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level 2 or Level 3. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the guidance, excluding the reconciliation of Level 3 activity, with the issuance of its March 31, 2010 financial statements. In addition, the Company first adopted the guidance related to the reconciliation of Level 3 activity in its March 31, 2011 condensed consolidation financial statements. As the guidance is limited to enhanced disclosures, adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

guidance did not have a material impact on the Company's condensed consolidated financial statements.

        In December 2010, the FASB issued enhanced guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance modifies existing requirements under step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires step two to be performed if it is more likely than not that a goodwill impairment exists. The guidance is effective for interim and annual reporting periods beginning after December 15, 2010. As the Company's reporting units do not currently have zero or negative carrying values, adoption did not have a material impact on the Company's condensed consolidated financial statements.

        In December 2010, the FASB issued guidance on disclosures around business combinations for public entities that present comparative financial statements. The guidance specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As the guidance is limited to disclosures, adoption did not have a material impact on the Company's condensed consolidated financial statements.

i.      Future adoption of accounting pronouncements

        As of June 30, 2011, none of the changes to the Codification issued by the FASB that are not yet effective are expected to have a material impact on the Company's financial position or results of operations.

4. Cash collateral pledged

        As of June 30, 2011 and December 31, 2010, cash collateral pledged in the amount of $9.8 million and $8.6 million, respectively, primarily relates to a) a bond held as collateral on a letter of credit and b) a letter of credit issued to the landlord of the Company's premises in New York City (see Note 14). Also included in cash collateral pledged as of June 30, 2011 and December 31, 2010 is $0.5 million, relating to an agreement that the Company has with Société Générale to cover the costs of litigation matters included in the agreement.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

        As of June 30, 2011 and December 31, 2010, securities owned consisted of the following, at fair value:

	As of June 30, 2011	As of December 31, 2010
	(dollars in thousands)
US Government securities(a)	$162,410	$143,247
Common stocks	207,841	116,215
Restricted common stock	5,000	5,000
Convertible bonds(b)	27,222	—
Corporate bonds(c)	316,126	191,702
Exchange traded funds	218,135	—
Options	45,409	14,349
Warrants and rights	3,411	2,334
Mutual funds	870	1,248

	$986,424	$474,095

(a)
As of June 30, 2011, maturities ranged from June 2013 to February 2041 and interest rates ranged between 0.38% and 8%. As of December 31, 2010, maturities ranged from November 2019 to February 2026 and interest rates ranged between 3.38% and 8%.

(b)
As of June 30, 2011, the maturity was April 2015 with interest rate of 5.50%.

(c)
As of June 30, 2011, maturities ranged from December 2011 to February 2041 and interest rates ranged between 0.38% and 13.50%. At December 31, 2010, maturities ranged from May 2011 to August 2039 and interest rates ranged between 1.4% and 13%.

        The Company's direct involvement with derivative financial instruments includes credit default swaps, futures, equity swaps, options and warrants and rights. Open equity in futures transactions are recorded as receivables from and payables to broker-dealers or clearing brokers as applicable. The Company's derivatives trading activities exposes us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets. The Company's long exposure to futures, equity swap and credit default swap derivative contracts, at fair value, as of June 30, 2011 and December 31, 2010 of $0.5 million and $0.4 million, respectively, is included in other assets in the accompanying condensed consolidated statements of financial condition. The Company's short exposure to futures and equity swap derivative contracts, at fair value, as of June 30, 2011 and December 31, 2010 of $0.8 million and $0.6 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. The gains/(losses) related to derivatives trading activities for the three months and six months ended June 30, 2011 were not material. The gains/(losses) on derivative contracts are included in other income in the condensed consolidated statements of operations.

        Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of June 30, 2011 and December 31, 2010, collateral consisting of $15.8 and $3.2 million, respectively, is included in receivable from brokers on

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

the condensed consolidated statements of financial condition. As of June 30, 2011 and December 31, 2010 all derivative contracts were with multiple major financial institutions.

Other investments

        As of June 30, 2011 and December 31, 2010, other investments consisted of the following:

  Other investments

	As of June 30, 2011	As of December 31, 2010
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$32,645	$29,391
(2) Real estate investments, at fair value	2,289	1,882
(3) Equity method investments	13,607	8,734
(4) Lehman claims, at fair value	501	313

	$49,042	$40,320

  (1)    Portfolio Funds, at fair value

        The Portfolio Funds, at fair value as of June 30, 2011 and December 31, 2010, included the following:

	As of June 30, 2011	As of December 31, 2010
	(dollars in thousands)
Tapestry Investment Co PCC Ltd(a)	$284	$565
Cowen Healthcare Royalty Partners(b)(*)	14,618	14,769
Cowen Healthcare Royalty Partners II(b)(*)	279	143
Ramius Global Credit Fund LP(c)(*)	13,739	11,733
Ramius Alternative Replication Ltd(d)(*)	864	866
Ramius Enhanced Replication Fund LLC(e)(*)	553	—
Starboard Value and Opportunity Fund LP(f)(*)	323	—
Other private investment(g)	1,313	—
Other affiliated funds(h)(*)	672	1,315

	$32,645	$29,391

*
These portfolio funds are affiliates of the Company

The Company has no unfunded commitments regarding the portfolio funds, at fair value held by the Company except as noted for Cowen Healthcare Royalty Partners, Cowen Healthcare Royalty Partners II and Starboard Value and Opportunity Fund LP in Note 13.

(a)
Tapestry Investment Co PCC Ltd is in the process of liquidating and redemptions will be made periodically by the investment managers' decision based on cash available.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

(b)
Cowen Healthcare Royalty Partners and Cowen Healthcare Royalty Partners II are private equity funds and therefore redemptions will be paid out at the investment manager's discretion.

(c)
Ramius Global Credit Fund LP has a quarterly redemption policy with 60 day notice period and a one year soft lock (4% penalty).

(d)
Ramius Alternative Replication Ltd has monthly redemption policies with a seven day notice period.

(e)
Ramius Enhanced Replication Fund LLC has monthly redemption policies with a seven day notice period.

(f)
Starboard Value and Opportunity Fund LP has quarterly redemption policies, after a one-year anniversary of the contribution, with thirty days notice period.

(g)
Other private investment represents the Company's closed end investment in an Italian Wi-Fi company.

(h)
The majority of these funds are real estate fund affiliates of the Company or are managed by the Company and the investors can redeem from these funds when cash is available.

  (2)    Real estate investments, at fair value

        Real estate investments as of June 30, 2011 and December 31, 2010 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC ("RE Manager"), a real estate operating subsidiary of the Company, of $1.5 million and $1.1 million, respectively, and real estate debt investments held by the Company of $0.8 million, respectively.

  (3)    Equity method investments

        Equity method investments include investments held by the Company in several operating companies whose responsibilities primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 30% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company that is not protective in nature. As the Company does not possess unilateral control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments is the investment in a) CHRP GP (see Note 3), b) an investment in the Chicago Board Options Exchange CBOE (Chicago Board Options

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

Exchange) Stock Exchange LLC representing a 9.7% stake in the exchange service provider and c)Starboard Value LP (and certain related parties) which serves as an operating company whose responsibilities primarily include the day to day management (including portfolio management) of a deep value small cap hedge fund and related managed accounts. The following table summarizes equity method investments held by the Company:

	As of June 30, 2011	As of December 31, 2010
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,172	$2,009
Cowen Healthcare Royalty GP, LLC	1,206	1,176
Cowen Healthcare Royalty GP II, LLC	21	8
Chicago Board Options Exchange	2,545	—
Starboard Value LP	2,266	—
RCG Longview Partners, LLC	1,560	2,203
RCG Longview Louisiana Manager, LLC	650	186
RCG Urban American, LLC	1,100	889
RCG Urban American Management, LLC	798	359
RCG Longview Equity Management, LLC	349	499
Urban American Real Estate Fund II, L.P.	1,279	833
RCG Kennedy House, LLC	315	259
Other	346	313

	$13,607	$8,734

        As of June 30, 2011, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

        The Company's income (loss) from equity method investments was $1.2 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and was $2.4 million and $1 million for the six months ended June 30, 2011 and 2010, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the three months and six months ended June 30, 2011 and 2010.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  (4)    Lehman Claims, at fair value

        Lehman Brothers International (Europe) ("LBIE"), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the "Administration") in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The status and ultimate resolution of the assets under LBIE's Administration proceedings is uncertain. The assets of the Company at LBIE at the time of Administration (the "Total Net Equity Claim") consist of $1 million, which the Company believes will represent an unsecured claim against LBIE. This does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 4b. There can be no assurance that the Total Net Equity Claim value, as determined by the Company, will be accepted by the Administrators, nor does the Company know the manner and timing in which such claim will be satisfied and the ultimate value that will be received.

        Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has decided to record the estimated fair value of the Total Net Equity Claim at an approximately 52% discount at June 30, 2011 and a 70% discount at December 31, 2010, which represents management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the "Estimated Recoverable Lehman Claim"). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual loss that may ultimately be incurred by the Company with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by the Company.

Securities sold, not yet purchased, at fair value

        Securities sold, not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security in the market at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

limitations. As of June 30, 2011 and December 31, 2010, securities sold, not yet purchased, consisted of the following, at fair value:

	As of June 30, 2011	As of December 31, 2010
	(dollars in thousands)
U.S. Government securities(a)	$119,127	$100,559
Common stocks	140,459	88,580
Corporate bonds(b)	69,562	2,615
Exchange traded funds	97,769	—
Options	15,344	6,162

	$442,261	$197,916

(a)
As of June 30, 2011, maturities ranged from May 2014 to January 2040 and interest rates ranged between 0.75% and 7.415%. As of December 31, 2010, maturities ranged from December 2015 to August 2026 and interest rates ranged between 2.13% and 6.75%.

(b)
As of June 30, 2011, maturities ranged from September 2011 to June 2031 and interest rates ranged between 0.50% and 10%. As of December 31, 2010, maturities ranged from June 2013 to December 2025 and interest rates ranged between 2.25% and 3.75%.

Securities purchased under agreements to resell and securities sold under agreements to repurchase

        The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of June 30, 2011and December 31, 2010:

As of June 30, 2011
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Inc bearing interest of (0.3)% - 0.08% due on July 1, 2011*	$77,333

Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.52625% - 1.58125% due on January 31, 2012 to June 25, 2012	49,450
Agreements with Barclays Inc bearing interest of (0.02)% - 0.12% due on July 1, 2011*	119,989

$169,439

*
The repurchase date is open and the agreement can be terminated by either party at any time. The agreement continues on a day-to-day basis.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

As of December 31, 2010
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Capital Inc bearing interest of 0.07% - 0.14% due on January 3, 2011	$97,755

Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.415% due on February 22, 2011 to September 1, 2011	48,532
Agreements with Barclays Capital Inc bearing interest of 0.18%-1.50% due on January 7, 2011 to June 6, 2011	143,633

$192,165

  Other

        During the second quarter of 2011, the Company acquired a Luxembourg reinsurance company from a third party through a wholly-owned local subsidiary, which, upon acquisition, recorded deferred assets and subsequently deferred tax benefits. The purchase price of the reinsurance company totaled EUR 208.3 million (USD $294.4 million). The acquisition was not accounted for as a business combination as after separation from the transferor, the reinsurance company does not contain all of the inputs and processes necessary for it to continue to conduct normal operations including the ability to sustain a revenue stream by providing as outputs to customers. This is discussed in more detail in the Income Taxes footnote.

b.     Consolidated Funds

Securities owned, at fair value

        As of June 30, 2011 and December 31, 2010 securities owned, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30,	As of December 31,
	2011	2010
	(dollars in thousands)
Government sponsored securities*	$4,064	$7,682
Commercial paper**	1,726	—
Corporate bond***	401	1,040

	$6,191	$8,722

*
As of June 30, 2011, maturities ranged from March 2012 to May 2013 and interest rates ranged between 0.35% and 1.74%. As of December 31, 2010, maturities ranged from January 2011 to December 2012 and interest rates ranged between 0.35% and 4.88%.

**
Commercial paper was purchased at a discount and matures on July 1, 2011.

***
As of June 30, 2011, the maturity was April 2012 with interest rate of 0.60%. As of December 31, 2010, the maturity was January 2011 with interest rate of 0.42%.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

Other investments, at fair value

        As of June 30, 2011 and December 31, 2010 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30,	As of December 31,
	2011	2010
	(dollars in thousands)
(1) Portfolio Funds	$254,578	$327,131
(2) Lehman claims	7,320	6,243

	$261,898	$333,374

  (1)    Investments in Portfolio Funds, at fair value

        As of June 30, 2011 and December 31, 2010, investments in Portfolio Funds, at fair value, included the following:

	As of June 30,	As of December 31,
Description	2011	2010
	(dollars in thousands)
Investments of Enterprise LP	$215,457	$257,246
Investments of consolidated fund of funds investment companies	39,121	69,885

	$254,578	$327,131

  Consolidated investments of Enterprise LP

        Enterprise LP operates under a "master-feeder" structure with Enterprise Master, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds recorded in other investments on the condensed consolidated statements of financial condition include Enterprise LP's investment of $215 million and $257 million in Enterprise Master as of June 30, 2011 and December 31, 2010, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP. See Note 13 for unfunded commitments of Enterprise Master.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  Investments of consolidated fund of funds investment companies

        The investments of consolidated fund of funds investment companies of $39.1 million and $70 million at June 30, 2011 and December 31, 2010, respectively, include the investments of Levered FOF, Multi-Strat FOF and Vintage FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC, as well as RTS Global 3x, which is managed by Ramius Trading Strategies LLC. Multi-Strat FOF's investment objectives is to invest discrete pools of their capital among portfolio managers that invest through Portfolio Funds, forming a multi-strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Levered FOF had a similar strategy, but on a levered basis, prior to the fund winding down. Levered FOF is no longer levered. Vintage FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. RTS Global 3x's investment objective is to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital in managed futures and global macro-based investment strategies. RTS Global 3x seeks to achieve its objective through a multi-advisor investment approach by allocating its capital among third-party trading advisors that are unaffiliated with RTS Global 3x. However, unlike a traditional "fund of funds" that invests with advisors through entities controlled by third-parties, RTS Global 3x will allocate its capital among a number of different trading accounts organized and managed by the general partner.

        The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of June 30, 2011 and December 31, 2010:

		As of June 30, 2011
		Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3x Fund LP	Total
Description	Strategy	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
		(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$9,576	$—	$—	$9,576	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy		—	10,724	—	10,724	(a)
Tapestry Pooled Account V LLC*	Credit-Based	635	—	—	—	635	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	14,990	14,990	(c)
Externally Managed Portfolio Funds	Credit-Based	427	—	—	—	427	(b)
Externally Managed Portfolio Funds	Event Driven	2,129	—	—	—	2,129	(d)
Externally Managed Portfolio Funds	Hedged Equity	35	—	—	—	35	(e)
Externally Managed Portfolio Funds	Multi-Strategy	547	—	—	—	547	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	58	—	—	—	58	(g)

		$3,831	$9,576	$10,724	$14,990	$39,121

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

		As of December 31, 2010
		Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3x Fund LP	Total
Description	Strategy	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
		(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$28,633	$—	$—	$28,633	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy		—	20,722	—	20,722	(a)
Tapestry Pooled Account V LLC*	Credit-Based	687	—	—	—	687	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	15,889	15,889	(c)
Externally Managed Portfolio Funds	Credit-Based	522	—	—	—	522	(b)
Externally Managed Portfolio Funds	Event Driven	2,800	—	—	—	2,800	(d)
Externally Managed Portfolio Funds	Hedged Equity	39	—	—	—	39	(e)
Externally Managed Portfolio Funds	Multi-Strategy	535	—	—	—	535	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	58	—	—	—	58	(g)

		$4,641	$28,633	$20,722	$15,889	$69,885

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

(d)
The Event Driven strategy is generally implemented through various combinations and permutations of merger arbitrage, restructuring and distressed instruments. Approximately 1.3% as of June 30, 2011 and 3% as of December 31, 2010 of the investments in this category represent investments in a fund that is in the process of liquidating. Distributions from this

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  fund will be received as underlying investments are liquidated. The remaining amount of the investments in this category is in a side pocket or suspended with undetermined payout dates.

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

(g)
The Fixed Income Arbitrage strategy seeks to achieve long term capital appreciation by employing a variety of strategies to generate returns without significant exposure to credit spread, interest rate changes or duration. As of June 30, 2011, the investment manager has gated investments.

  (2)    Lehman Claims, at fair value

        With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master consists of $24.3 million. Included in this claim were assets with a value of $9.5 million, at the time LBIE entered administration, that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets, for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. As a result, the remaining Net Equity Claim for Enterprise Master is $14.8 million. Enterprise Master is valuing this claim at $9.2 million as of June 30, 2011. Of this amount, $7.3 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration. As discussed in Note 4a, the Company has an additional $1 million claim against LBIE as a result of certain cash and cash equivalent balances held at LBIE. LBI claim was valued at 56% which represented the present value of the mid-point between what the Company believed were reasonable estimates of the low-side and high-side potential recovery rates with respect to its LBI exposure. LBIE claims were valued as follows: (a) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement ("CRA"), (b) the trust assets that are not within the control of LBIE and are not believed to be held through LBI were valued at 56% with respect to US denominated Assets and 48% with respect to foreign denominated Assets, which represented the Company's estimate of potential recovery rates (c) the remaining unsecured claims against LBIE were valued at 48%, which represented the Company's estimate of potential recovery rates with respect to this exposure using available market quotes. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be material.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

the Cayman Islands on September 29, 2008, whose shares were distributed to each of their investor funds. Fully redeeming investors of Enterprise LP will not be paid out on the balance invested in the SPV until the claim with LBIE is settled and assets are returned by LBIE.

        In addition to Enterprise Master's claims against LBIE, Lehman Brothers, Inc. ("LBI") was a prime broker to Enterprise Master and Enterprise Master holds cash balances of $5.3 million at LBI. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation ("SIPC") liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the "SIPA Trustee") as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, while there has been an initial ruling with respect to the claims asserted by Barclays plc against LBI relating to an asset purchase agreement entered into by Barclays plc with LBIE near the time of the SIPC liquidation proceeding, there is still uncertainty regarding the ultimate resolution of these claims that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of the Company's customer claims, management has estimated recovery with respect to the Company's LBI exposure at 56% or $3 million as of June 30, 2011, which represents the present value of the mid point between what management believes are reasonable estimates of the low side and high side potential recovery rates with respect to the Company's LBI exposure. The estimated recoverable amount by the Company may differ from the actual recoverable amount of the pending LBI claim, and the differences may be material.

Indirect Concentration of the Underlying Investments Held by Consolidated Funds

        From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of June 30, 2011 and December 31, 2010, the Company identified Consolidated Funds that had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of June 30, 2011 or December 31, 2010.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

Underlying Investments of Unconsolidated Funds Held by Consolidated Funds

Enterprise Master

        Enterprise LP's investment in Enterprise Master is equal to Enterprise LP's proportional share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master as of June 30, 2011 and December 31, 2010:

  Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	June 30, 2011		December 31, 2010
Description	Securities owned	Securities sold, but not yet purchased	Securities owned	Securities sold, but not yet purchased
	(dollars in thousands)
Common stock	$2,172	$—	$10,123	$—
Corporate bonds	2,161	—	1,997	—
Over-the-counter foreign currency call option	—	—	—	(63)
Preferred stock	1,160	—	410	—
Private debt	66	—	59	—
Private equity	200	—	173	—
Restricted stock	309	—	3,148	—
Rights	2,311	—	2,115	—
Trade claims	128	—	128	—
Warrants	36	—	55	—

	$8,543	$—	$18,208	$(63)

  Derivative contracts, at fair value, owned by Enterprise Master, net

Description	As of June 30, 2011	As of December 31, 2010
	(dollars in thousands)
Asset swaps	$2	$5
Currency forwards	(212)	(36)

	$(210)	$(31)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  Portfolio Funds, owned by Enterprise Master, at fair value

		As of June 30, 2011	As of December 31, 2010
Description	Strategy	Fair Value
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$43	$98
Q Capital Strategies, LLC*	Life Settlements	—	111
RCG Longview Equity Fund, LP*	Real Estate	15,002	10,120
RCG Longview II, LP*	Real Estate	1,476	1,835
RCG Longview Debt Fund IV, LP*	Real Estate	16,765	12,628
RCG Longview, LP*	Real Estate	269	383
RCG Soundview, LLC*	Real Estate	2,574	2,542
RCG Urban American Real Estate Fund, L.P.*	Real Estate	3,176	3,207
RCG International Sarl*	Multi-Strategy	9,442	9,463
Ramius Navigation Fund Ltd*	Multi-Strategy	9,800	24,972
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	97,585	97,845
Ramius Credit Opportunities Fund Ltd*	Distressed	260	300
RCG Endeavour, LLC*	Multi-Strategy	92	87
RCG Energy, LLC *	Energy	20,538	18,850
RCG Renergys, LLC*	Energy	2	2
Other Private Investments	Various	17,624	15,189
Real Estate Investments	Real Estate	16,965	25,662

		$211,613	$223,294

*
These Portfolio Funds are affiliates of the Company.

  Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP

        Multi-Strat FOF's and Vintage FOF's investments in their respective master funds are equal to their proportional share of their master fund's net assets; as a result, the investments in Portfolio Funds of the master funds reflected below may exceed the net investment which Multi-Strat FOF and Vintage FOF have recorded. The following table presents summarized investment information for the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

underlying Portfolio Funds held by Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP, at estimated fair value, as of June 30, 2011 and December 31, 2010:

		June 30, 2011		December 31, 2010
Description	Strategy	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP
		(dollars in thousands)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi Strategy	$667	$—	$1,354	$—
Tapestry Pooled Account II, LLC*	Hedged Equity	—	885	—	3,544
Tapestry Pooled Account V, LLC*	Credit-Based	1,308	1,397	1,416	1,512
Externally Managed Funds	Credit-Based	47	657	6,653	803
Externally Managed Funds	Event Driven	4,359	5,497	6,491	6,802
Externally Managed Funds	Fixed Income Arbitrage	83	—	83	—
Externally Managed Funds	Hedged Equity	1,255	878	4,386	3,055
Externally Managed Funds	Multi Strategy	1,541	1,533	7,785	4,292
Externally Managed Funds	Global Macro	567	—	2,053	679
Externally Managed Funds	Opportunistic Equity	—	—	—	1,677
Externally Managed Funds	Managed Futures	—	—	2,430	—

		$9,827	$10,847	$32,651	$22,364

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

(payable) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011	As of December 31, 2010
	(dollars in thousands)
Bond future	$11	$(2)
Commodity call option	337	(5)
Cash	—	17,139
Currency option	1,211	191
Commodity forward	(262)	32
Commodity future	(297)	935
Currency forward	(27)	(63)
Currency future	79	1,230
Index future	79	130
Interest rate future	57	(5)

	$1,188	$19,582

6. Fair Value Measurements for Operating Entities and Consolidated Funds

        The following table presents the financial instruments recorded at fair value on the condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2011 and December 31, 2010:

  Operating Entities

	Assets at Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$162,410	$—	$—	$162,410
Common stocks	205,419	1,469	953	207,841
Restricted common stock	—	—	5,000	5,000
Convertible bonds	—	27,222	—	27,222
Corporate bonds	1,588	314,538	—	316,126
Exchange-traded Funds	218,135	—	—	218,135
Futures	551	—	—	551
Equity swaps	—	2	—	2
Options	32,267	13,019	123	45,409
Warrants and rights	—	—	3,411	3,411
Mutual funds	870	—	—	870
Other investments
Portfolio Funds	286	14,615	17,744	32,645
Real estate investments	—	—	2,289	2,289
Lehman claim	—	—	501	501

	$621,526	$370,865	$30,021	$1,022,412

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

	Liabilities at Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$118,892	$235	$—	$119,127
Common stocks	140,457	2	—	140,459
Corporate bonds	—	69,562	—	69,562
Exchange-traded Funds	97,769	—	—	97,769
Futures	119	—	—	119
Equity swaps—short exposure	—	758	—	758
Options	15,174	170	—	15,344

	$372,411	$70,727	$—	$443,138

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned and derivatives
US Government securities	$143,247	$—	$—	$143,247
Common stocks	115,875	6	334	116,215
Restricted common stock	—	—	5,000	5,000
Corporate bonds	—	191,702	—	191,702
Futures	442	—	—	442
Options	14,234	115	—	14,349
Warrants and rights	357	—	1,977	2,334
Mutual funds	1,248	—	—	1,248
Other investments
Portfolio Funds	566	11,744	17,081	29,391
Real estate investments	—	—	1,882	1,882
Lehman claim	—	—	313	313

	$275,969	$203,567	$26,587	$506,123

	Liabilities at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$100,559	$—	$—	$100,559
Common stocks	88,580	—	—	88,580
Corporate bonds	—	2,615	—	2,615
Equity swaps—short exposure	—	245	—	245
Futures	334	—	—	334
Options	6,162	—	—	6,162

	$195,635	$2,860	$—	$198,495

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

  Consolidated Funds' investments

	Assets at Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
US Government securities	$4,064	$—	$—	$4,064
Commercial paper	—	1,726	—	1,726
Corporate bonds	—	401	—	401
Other investments
Portfolio Funds	—	14,990	239,588	254,578
Lehman claims	—	—	7,320	7,320

	$4,064	$17,117	$246,908	$268,089

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
US Government securities	$7,682	$—	$—	$7,682
Corporate bonds	—	1,040	—	1,040
Other investments
Portfolio Funds	—	15,889	311,242	327,131
Lehman claims	—	—	6,243	6,243

	$7,682	$16,929	$317,485	$342,096

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

        The following table includes a rollforward of the amounts for the three and six months ended June 30, 2011 and 2010 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Operating Entities										Consolidated Funds
	Common stocks, owned	Common stocks, sold not yet purchased	Restricted Common Stock	Corporate Bonds	Options	Warrants and Rights	Portfolio Funds		Real estate	Lehman claim	Portfolio Funds	Lehman claim
	(dollars in thousands)
Balance at March 31, 2011	$490	$401	$5,000	$—	$—	$2,902	$17,660		$2,102	$501	$260,443	$7,193
Transfers in	—	—	—	—	—	—	—		—	—	—	—
Transfers out	—	—	—	—	—	—	—		—	—	—	—
Purchases/(covers)	659	(826)	—	—	—	—	2,322		141	—	—	—
(Sales)/short buys	(409)	417	—	—	—	(48)	(2,587)		—	—	(28,300)	—
Realized gains (losses)	—	(7)	—	—	—	48	11		—	—	843	—
Unrealized gains (losses)	213	15	—	—	123	509	338		46	—	6,602	127

Balance at June 30, 2011	$953	$—	$5,000	$—	$123	$3,411	$17,744		$2,289	$501	$239,588	$7,320

Balance at March 31, 2010	$334	$—	$5,058	$—	$—	$587	$14,407		$1,108	$313	$88,935	$13,966
Transfers in	—	—	—	—	—	—	—		—	—	—	—
Transfers out	—	—	—	—	—	—	—		—	—	—	—
Purchases	2,000	—	—	1,215	—	—	1,966		70	—	4,013	—
Sales	(2,000)	—	—	—	—	—	(483)		—	—	(6,085)	—
Realized gains (losses)	—	—	—	—	—	—	—		—	—	(11)	—
Unrealized gains (losses)	—	—	(58)	118	971	(183)	318		(19)	—	(2,117)	616

Balance at June 30, 2010	$334	$—	$5,000	$1,333	$971	$404	$16,208		$1,159	$313	$84,735	$14,582

Balance at December 31, 2010	$334	$—	$5,000	$—	$—	$1,977	$17,081		$1,882	$313	$311,242	$6,243
Transfers in	—	—	—	—	—	—	—		—	—	—	—
Transfers out	—	—	—	—	—	—	—		—	—	—	—
Purchases/(covers)	659	(978)	—	—	—	65	36,573		237	—	1	—
(Sales)/short buys	(409)	833	—	—	—	(48)	(36,729)		(5)	—	(80,924)	—
Realized gains (losses)	—	145	—	—	—	48	107		—	—	2,376	—
Unrealized gains (losses)	369	—	—	—	123	1,369	712		175	188	6,893	1,077

Balance at June 30, 2011	$953	$—	$5,000	$—	$123	$3,411	$17,744		$2,289	$501	$239,588	$7,320

Balance at December 31, 2009	$334	$—	$—	$—	$—	$—	$17,370		$1,077	$209	$97,366	$3,881
Transfers in	—	—	—	—	—	1,356 (a)	—		—	—	—	—
Transfers out	—	—	—	—	—	—	(2,866	)(b)	—	—	—	—
Purchases	—	—	5,000	1,215	7,000	—	2,100		114	—	17,052	—
Sales	—	—	—	—	(7,000)	(402)	(1,286)		(53)	—	(30,290)	—
Realized gains (losses)	—	—	—	—	—	—	—		—	—	2,387	—
Unrealized gains (losses)	—	—	—	118	971	(550)	890		21	104	(1,780)	10,701

Balance at June 30, 2010	$334	$—	$5,000	$1,333	$971	$404	$16,208		$1,159	$313	$84,735	$14,582

(a)
Changes in the observability of inputs used in the valuation of such assets

(b)
Deconsolidation of CHRP GP (See Note 3b)

        All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying condensed consolidated statements of operations.

        There were no significant transfers between Level 1 and Level 2 assets and liabilities for the three months and six months ended June 30, 2011 and June 30, 2010, respectively.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Receivables from and Payable to Brokers

        Receivable from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds for short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the Company's prime broker agreements, these balances are presented net (assets less liabilities) across balances with the same broker. As of June 30, 2011 and December 31, 2010, receivable from brokers was $125 million and $95.9 million, respectively. Payable to brokers was $321.2 million and $85.7 million as of June 30, 2011 and December 31, 2010.

8. Goodwill

        At least annually, and more frequently if warranted, the Company assesses whether the goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. There were no additions or impairment losses to goodwill during the three months and six months ended June 30, 2011.

9. Redeemable non-controlling interests in consolidated subsidiaries

        Redeemable non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of June 30, 2011	As of December 31, 2010
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating Companies	$940	$1,009
Consolidated Funds	113,409	143,337

	$114,349	$144,346

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating Companies	$(1,465)	$—	$(1,940)	$—
Consolidated Funds	(993)	2,552	(1,316)	(5,504)

	$(2,458)	$2,552	$(3,256)	$(5,504)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Share-Based Compensation and Employee Ownership Plans

Share-based compensation plans in place after the Transactions

        The Company issues share based compensation under Cowen Holdings' previously established 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two to five year period. As of June 30, 2011, there were approximately 0.8 million shares available for future issuance under the Equity Plans. On January 1, 2011, 0.9 million additional shares representing 7.5% of the Company's outstanding shares of stock, less shares available under the 2010 Equity and Incentive Plan were added to the shares available under that plan.

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

        The Company measures compensation cost for share based awards according to the fair value method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $4.9 million and $3 million for the three months ended June 30, 2011 and 2010, respectively, and $10.6 million and $5.7 million for the six months ended June 30, 2011 and 2010, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.4 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively, and $5.1 million and $2.6 million for the six months ended June 30, 2011 and 2010, respectively.

        In relation to awards under the RCG Grants, the Company recognized expense of $1.5 million and $2.1 million, respectively, for the three months ended June 30, 2011 and 2010 and $2.9 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively. The income tax effect recognized for the RCG Grants was a benefit of $0.6 million and $0.8 million, respectively, for the three months ended June 30, 2011 and 2010, respectively, and $1.1 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Share-Based Compensation and Employee Ownership Plans (Continued)

Stock Options

        The following table summarizes the Company's stock option activity for the six months ended June 30, 2011:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2010	893,432	$13.04	3.50
Options granted		—
Options acquired	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(27,004)	16.00

Balance outstanding at June 30, 2011	866,428	$12.95	3.03	$—

Options exercisable at June 30, 2011	716,425	$14.83	2.39	$—

(1)
Based on the Company's closing stock price of $4.69 on December 31, 2010 and $3.76 on June 30, 2011.

        As of June 30, 2011, there was $0.2 million of unrecognized compensation expense related to the Company's grant of stock options.

Restricted Shares and Restricted Stock Units Granted to Employees

        The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2011:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2010	5,788,021	5.39
Granted	6,014,437	4.28
Vested	(824,050)	4.11
Cancelled	(7,735)	4.31
Forfeited	(379,815)	4.91

Balance outstanding at June 30, 2011	10,590,858	$4.87

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of June 30, 2011, there was $30.6 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Share-Based Compensation and Employee Ownership Plans (Continued)

compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.36 years.

RCG Grants

        The following table summarizes the Company's RCG Grants activity for the six months ended June 30, 2011:

	Nonvested RCG Grants		Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2010	2,638,078		$7.30
Granted	—		—
Vested	—		—
Forfeited	(42,139	)(*)	7.30

Balance outstanding at June 30, 2011	2,595,939		$7.30

(*)
Forfeitures of non vested RCG Grants are also reallocated to other interests within RCG Holdings, LLC.

        The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the Transactions.

        As of June 30, 2011 there was $7.8 million of unrecognized compensation expense related to the Company's RCG Grants. Unrecognized compensation expense related to RCG Grants is expected to be recognized over a weighted-average period of 1.33 years.

Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members

        There were no restricted stock units awarded during the three months and six months ended June 30, 2011. Vested awards of 73,480 were delivered to non-employee members of the Company's Board of Directors during the six months ended June 30, 2011. As of June 30, 2011 there were 24,574 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

11. Defined Benefit Plans

        The following amounts relate to the defined benefit plans in aggregate for the three months and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—	$—	$—
Interest cost	66	79	138	158
Expected return on plan assets	(65)	(74)	(136)	(147)
Amortization of (loss) / gain	—	—	—	—
Amortization of prior service cost	5	5	10	11
Effect of settlement	(18)	—	(31)	—

Net periodic benefit cost	$(12)	$10	$(19)	$22

        In July 2011, the Company contributed $0.6 million to its defined benefit plan. The amount to be contributed to this plan in 2011 will be determined in the fourth quarter.

12. Income Taxes

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

        The Company calculated its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company used the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company's effective income tax rate was (318.59)% and (1.18)% for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, the unusual or infrequent items whose tax impact were recorded discretely were the benefit from the acquisition of a reinsurance company in Luxembourg, bargain purchase gain recorded as a result of the transaction with LaBranche and tax provisions of the Company's foreign subsidiaries.

        For the period June 30, 2011, the effective tax rate differs from the statutory rate of 35% primarily because of the recognition of deferred tax benefits that resulted from the acquisition of a Luxembourg reinsurance company with deferred tax liabilities; the non-taxable bargain purchase gain recorded as a result of the transaction with LaBranche; stock compensation; non-deductible syndication costs; and other non-deductible expenses, and an increase in the Company's valuation allowance. The

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Income Taxes (Continued)

Luxembourg reinsurance company, which carried deferred tax liabilities, was acquired by a consolidated subsidiary of the Company as part of a reinsurance service program and this subsidiary recorded a deferred tax benefit upon the acquisition of the reinsurance company pursuant to an Advance Tax Agreement.

        For the period June 30, 2010, the effective tax rate differs from the statutory rate of 35% primarily due to an increase in the Company's valuation allowance.

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2011 the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

        The Company is subject to examination by the United States Internal Revenue Service (IRS), the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. The Company is currently undergoing an audit by the IRS for tax years 2006 to 2009, which was automatically triggered by the Company's refund claims resulting from NOL carrybacks which exceeded Joint Committee thresholds. As such, the Company does not believe this audit will yield any significant adjustments.

        The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but repatriates the current earnings of its foreign subsidiaries to the United States to the extent such repatriation is permissible under local regulatory rules. The undistributed earnings of the Company's foreign subsidiaries totaled $25.1 million at June 30, 2011. Determining the tax liability that would arise if these earnings were remitted is not practicable.

13. Commitments and Contingencies

        The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Net rent expense was $3.3 million, and $4 million, for the three months ended June 30, 2011 and 2010, respectively, and was $6.9 million and $8 million for the six months ended June 30, 2011 and 2010, respectively.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Commitments and Contingencies (Continued)

        As of June 30, 2011, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases(a)	Service Payments	Facility Leases
	(dollars in thousands)
2011	$1,550	$8,627	$8,721
2012	3,301	10,910	16,566
2013	3,301	6,433	16,065
2014	1,548	5,765	14,188
2015	1,051	2,855	11,595
Thereafter	194	106	63,275

	$10,945	$34,696	$130,410

(a)
Equipment Leases include the Company's commitments relating to operating and capital leases. See note 14 for further information on capital lease minimum payments.

        For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.

        The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances. As of June 30, 2011, the clawback obligations were $6.2 million which was recorded within accounts payable, accrued expenses and other liabilities. (See Note 18).

        The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.

        As of June 30, 2011, the Company had unfunded commitments of $6.6 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company also has committed to invest $41 million to the funds managed by Cowen Healthcare Royalty Partners (the "CHRP Funds") as a limited partner of the CHRP Funds and also as a member of CHRP GP, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through June 30, 2011, the Company has funded $19.5 million towards these commitments. In April 2011, the Company committed $15 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of June 30, 2011 the Company's unfunded commitment to

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Commitments and Contingencies (Continued)

Starboard Value and Opportunity Fund LP is $13.7 million. Such commitment can be called at any time, subject to advance notice.

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

        Pursuant to ASC Topic 450, we review the need for any loss contingency reserves, and we have established reserves, as described below, for certain of these matters that we believe are adequate as of June 30, 2011 where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. These amounts are included within accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

        In connection with Cowen Holdings' previous IPO and separation from Société Générale ("SG") in 2006, Cowen Holdings entered into an indemnification agreement with SG under which (1) SG will indemnify, and will defend and hold harmless Cowen Holdings and each of the Cowen Holdings' subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify Cowen Holdings for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the Cowen Holdings' IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (the "Indemnification Agreement"). To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. As of June 30, 2011 and December 31, 2010, the total amounts reserved in relation to the Indemnification Agreement were $0.5 million and $0.5 million respectively.

        Although there can be no assurances as to the ultimate outcome, the Company has established reserves for litigation and regulatory matters that it believes are adequate as of June 30, 2011. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements,

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Commitments and Contingencies (Continued)

involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

        In view of the inherent difficulty of predicting the outcome of various claims against the Company, particularly where the matters are in early stages of discovery or claimants seek indeterminate damages, the Company cannot reasonably determine the possible outcome, the timing of ultimate resolution or estimate a range of possible loss, or impact related to each currently pending matter.

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

        There have been no material new developments in the Company's legal proceedings since the March 14, 2011 filing of its 2010 10-K, except as follows:

Adelphia Litigation

        On June 1, 2011, Société Générale, which was liable for any losses in the Adelphia litigation pursuant to the Indemnification Agreement by and between Cowen Group and Société Générale, entered into a settlement agreement with the Huff plaintiffs. On July 18, 2011, the SDNY so ordered the settlement stipulation and dismissal of Société Générale from the lawsuit. No settlement contribution was made by Cowen.

CardioNet Litigation

        On May 12, 2011, the Issuer-Defendants filed a demurrer, which was joined by the Underwriter-Defendants, including Cowen and Company. Plaintiffs filed an opposition on July 11, 2011. Cowen Group's reply is due August 1, 2011. The hearing on the demurrer is scheduled for September 2, 2011. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

China Sunergy

        On May 13, 2011, the SDNY issued its final order approving the Stipulation and Agreement of Settlement.

WorldSpace Litigation

        On June 29, 2011, the SDNY ordered that motions for summary judgment are due December 2, 2011. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Commitments and Contingencies (Continued)

LaBranche Litigation

        On May 2, 2011, counsel for the parties to the consolidated lawsuit reached an agreement in principle to settle the consolidated lawsuit reflected in a memorandum of understanding. In connection with the settlement, LaBranche and Cowen Group agreed to make certain additional disclosures in the Form S-4 filed in connection with the LaBranche transaction. The memorandum of understanding also contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will contain customary releases and will be subject to customary conditions, including approval by the Court. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the acquisition, the Merger Agreement and any disclosure made in connection therewith. In addition, in connection with the settlement and as provided in the memorandum of understanding, the parties contemplate that plaintiffs' counsel will seek an award of attorneys' fees and expenses as part of the settlement.

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

Alphatec Litigation

        On April 18, 2011, the Underwriter Defendants filed a motion to dismiss the complaint as against the Underwriter Defendants. On June 6, 2011, Plaintiffs filed their opposition to the motion to dismiss. And on June 27, 2011, the Underwriter Defendants filed their reply. The hearing on the motion to dismiss is set for August 29, 2011. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

Lehman Brothers

        Given the additional market information available to Ramius, Ramius has decided to value its total net equity claim as follows: (i) the trust assets that we have been informed are within the control of LBIE and are expected to be distributed to us in the relatively near term are being valued at market less a 1% discount that corresponds to the fee that will be charged under the Claim Resolution Agreement for the return of trust assets, (ii) the trust assets that are not within the control of LBIE, but that Ramius believes are held by LBIE through Lehman Brothers, Inc. ("LBI"), are being valued at 56% which represents the present value of the mid-point between what Ramius believes are reasonable estimates of the low-side and high-side potential recovery rates with respect to its LBI exposure, (iii) Ramius's unsecured claims against LBIE are being valued at 48%, which represents Ramius's estimate of potential recovery rates with respect to this exposure and (iv) the trust assets that are not within the control of LBIE and are not believed to be held through LBI are being valued at 48%, which represents Ramius's estimate of potential recovery rates with respect to this exposure assuming that the trust assets are not available and become unsecured claims against LBIE.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Commitments and Contingencies (Continued)

        In addition to the matters described above, the following legal proceedings related to the business and operations of LaBranche prior to the Company's June 28, 2011 acquisition of LaBranche. These legal proceedings were disclosed in LaBranche's 2010 Form 10-K filed with the SEC on March 16, 2011, as amended on April 29, 2011, and updated, as applicable, in LaBranche's Form 10-Q for the first quarter of 2011, filed with the SEC on May 10, 2011, and below

In re NYSE Specialists Securities Litigation

        On or about October 16, 2003 through December 16, 2003, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York by persons or entities who purchased and/or sold shares of stocks of NYSE listed companies, including Pirelli v. LaBranche & Co Inc., et al., No. 03 CV 8264, Marcus v. LaBranche & Co Inc., et al., No. 03 CV 8521, Empire v. LaBranche & Co Inc., et al., No. 03 CV 8935, and California Public Employees' Retirement System (CalPERS) v. New York Stock Exchange, Inc., et al., No. 03 CV 9968. On March 11, 2004, a fifth action asserting similar claims, Rosenbaum Partners, LP v. New York Stock Exchange, Inc., et al., No. 04 CV 2038, was also filed in the United States District Court for the Southern District of New York by an individual plaintiff who does not allege to represent a class.

        On May 27, 2004, the court consolidated these lawsuits under the caption In re NYSE Specialists Securities Litigation, No. CV 8264. The court named the following lead plaintiffs: CalPERS and Empire Programs, Inc.

        On September 15, 2004, plaintiffs filed a Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty, alleging that they represent a class consisting of all public investors who purchased and/or sold shares of stock listed on the NYSE from October 17, 1998 to October 15, 2003. Plaintiffs allege that LaBranche & Co Inc., LaBranche & Co. LLC, Mr. LaBranche, other NYSE specialist firms, including Bear Wagner Specialists LLC, Fleet Specialist, Inc., SIG Specialists, Inc., Spear, Leeds & Kellogg Specialists LLC, Performance Specialist Group, LLC and Van der Moolen Specialists USA, LLC, and certain parents and affiliates of those firms, and the NYSE, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by failing to disclose alleged improper specialist trading that was the subject of specialist trading investigations by the SEC and NYSE, improperly profiting on purchases and/or sales of NYSE listed securities, and breaching and/or aiding and abetting breaches of fiduciary duty. Section 20(a) control person claims also are alleged, including against LaBranche & Co Inc., LaBranche & Co. LLC and Mr. LaBranche. Plaintiffs seek unspecified money damages, restitution, forfeiture of fees, commissions and other compensation, equitable and/or injunctive relief, including an accounting and the imposition of a constructive trust and/or asset freeze on trading proceeds, and attorneys' fees and reimbursement of expenses.

        On December 12, 2005, motions to dismiss were granted in part and denied in part. The court dismissed plaintiffs' Section 10(b) and Section 20(a) claims against all defendants for conduct that occurred before January 1, 1999 and dismissed plaintiffs' breach of fiduciary duty claims against all defendants. The court also dismissed all claims against the NYSE and certain claims against certain parents and affiliates of specialists other than LaBranche & Co. LLC.

        On February 2, 2006, plaintiffs filed an Amended Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty, adding Robert A. Martin as a plaintiff. This

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Commitments and Contingencies (Continued)

complaint is otherwise identical to plaintiffs' Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty.

        On February 23, 2006, LaBranche & Co Inc., LaBranche & Co. LLC, Mr. LaBranche and the other defendants in the case filed answers to plaintiffs' Amended Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty, denying liability and asserting affirmative defenses.

        On February 22, 2007, the court removed Empire Programs, Inc. as co-lead plaintiff, leaving CalPERS as the sole lead plaintiff.

        On June 28, 2007, CalPERS moved for class certification of "all persons and entities who submitted orders (directly or through agents) to purchase or sell NYSE-listed securities between January 1, 1999 and October 15, 2003, which orders were listed on the specialists' display book and subsequently disadvantaged by defendants," and for the certification of CalPERS and Market Street Securities Inc. as class representatives.

        On September 18, 2007, the United States Court of Appeals for the Second Circuit reinstated certain of the claims against the NYSE that previously had been dismissed.

        On March 14, 2009, the court granted CalPERS' motion for class certification.

        On April 13, 2009, LaBranche & Co Inc., LaBranche & Co. LLC, Mr. LaBranche and the other specialist firm defendants and their affiliates filed a petition in the United States Court of Appeals for the Second Circuit, pursuant to Federal Rule of Civil Procedure 23(f), for permission to appeal the class certification order. On October 1, 2009, the Second Circuit denied the petition, and, on October 21, 2009, LaBranche & Co Inc., LaBranche & Co. LLC, Mr. LaBranche and the other specialist firm defendants and their affiliates filed a motion for reconsideration. On February 24, 2010, the Second Circuit denied this motion for reconsideration.

        On October 5, 2009, CalPERS and the NYSE informed the court that they had agreed to settle all claims against the NYSE.

        On or about March 31, 2010, CalPERS and the NYSE submitted a stipulation of settlement to the Court, not involving any money payment by the NYSE to CalPERS. On April 2, 2010, the Court approved this settlement, and, on April 6, 2010, the Court entered a final judgment dismissing CalPERS's claims against the NYSE with prejudice.

        The parties participated in non-binding mediation during May 2011 through early July 2011.

NYSE Regulation proceeding against LSP and former trader

        On June 11, 2010, NYSE Regulation, Inc.'s Division of Enforcement ("NYSE Regulation"), on behalf of NYSE Amex, LLC ("NYSE Amex") and NYSE Arca Equities, Inc. ("NYSE Arca"), commenced a proceeding against LSP and LSP's former head of options trading alleging, during the period from March 2005 through July 2007, violations of Regulation SHO Rule 203(b)(1), by allegedly effecting short sales of "threshold securities" without first locating shares to borrow, allegedly in improper reliance upon Regulation SHO's market maker exemption from locate requirements; Regulation SHO Rule 203(b)(3), by allegedly entering closing transactions that failed to properly close out fail-to-deliver

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Commitments and Contingencies (Continued)

positions in the "threshold securities;" and Part 224 of the Federal Reserve Board Rules ("Regulation X"), by allegedly causing LSP's clearing firm to improperly extend LSP "good faith margin" as a market maker. NYSE Regulation also alleges, during the period from September 18, 2008 to October 8, 2008, violations of Section 12(k)(4) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission's September 18, 2008 Emergency Order that banned the short selling of securities of financial services companies, by improperly relying on an exemption that would enable short sales of the common stock of financial services companies. NYSE Regulation also alleges, during both of these time periods, violations of AMEX Rule 320 and NYSE Arca Rule 6.18(b), by allegedly failing to supervise these trading activities to comply with the rules alleged to have been violated.

        On May 4, 2010, FINRA entered into an agreement to assume responsibility for the surveillance and enforcement functions of NYSE Euronext, including those of NYSE Amex and NYSE Arca, and FINRA replaced NYSE Regulation, Inc. as the Complainant in the proceeding against LSP and its former trader.

        On July 27, 2010, the Respondents filed a Joint Answer with NYSE Amex and NYSE Arca, denying all allegations and asserting defenses.

        On February 4, 2011, NYSE Arca filed a Notice of Discontinuance with respect its action against LSP and its former trader, and NYSE Amex continued the proceeding.

        Also on February 4, 2011, NYSE Amex filed an Amended Charge Memorandum against LSP and its former trader. The Amended Charge Memorandum withdrew the previous charge under Regulation X. On March 4, 2011, the Respondents filed a Joint Answer to the Amended Charge Memorandum, denying all allegations and asserting defenses.

        On March 30, 2011, FINRA and the Respondents reached an agreement in principal to settle the proceeding, subject to negotiation of a Stipulation and Consent to Penalty and approval by the FINRA Hearing Board.

        On May 26, 2011, FINRA and the Respondents entered into a Stipulation and Consent to Penalty to settle the matter without admitting or denying any of the allegations or findings. On June 24, 2011, the FINRA Hearing Board approved the settlement.

14. Short-Term Borrowings and other debt

        As of June 30, 2011 and December 31, 2010, short term borrowings and other debt of the Company were as follows:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Line of credit	$—	$24,000
Notes payable	761	1,396
Capital lease obligations	5,857	6,337

	$6,618	$31,733

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Short-Term Borrowings and other debt (Continued)

$50 million aggregate loan commitment amount available. The first borrowing under this line occurred on June 30, 2009. As of June 30, 2011 and December 31, 2010, the Company had borrowings of nil and $24 million, respectively. At the Company's election and discretion, borrowings under the 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. The 2009 collateralized revolving credit agreement was to mature on September 29, 2011. However, during 2011, the Company agreed to repay in full its obligations pursuant to the credit agreement and HVB AG agreed to terminate the credit agreement. On June 27, 2011, the Company fully repaid the then borrowing amount outstanding of $23 million and the credit agreement was terminated as of that date. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of June 30, 2011 and during the period from June 3, 2009 through June 27, 2011 the Company was in compliance with these covenants. The Company's investment in Enterprise Master through the Enterprise Fund had been pledged as collateral under the line of credit. Upon termination of the credit agreement on June 27, 2011, the Company's collateral pledge to HVB AG was released and the Company is no longer subject to the restrictive covenants contained in the credit agreement.

        Interest incurred on the Company's lines of credit was $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and was $0.4 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.

        In November 2010, the Company borrowed $0.6 million and $1.5 million to fund insurance premium payments. These notes bear interest at 5.05% and 4.95%, respectively and are due in October of 2011. As of June 30, 2011, the outstanding balance on these combined notes payable was $0.4 million. Interest expense for the three months and six months ended June 30, 2011 was not significant.

        The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of June 30, 2011, the remaining balance on these capital leases was $5.9 million. Interest expense for the three months and six months ended June 30, 2011 was $0.1 million.

        As of June 30, 2011 the Company has six irrevocable letters of credit, for which there is cash or bond collateral pledged, including (i) $50,000, which expires on July 12, 2011, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2012, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease and (iii) $82,000, which expires on May 12, 2012, supporting the Company's San Francisco office and (iv) $1.2 million which expires on August 31, 2011, supporting the Company's lease of additional office space in New York (v) $6.7 million, which expires December 12, 2011, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit at a rate equal to 0.5%, and (vi) $0.9 million which expires May 25, 2017, supporting the lease of additional office space in New York.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Short-Term Borrowings and other debt (Continued)

        To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2011 and December 31, 2010, there were no amounts due related to these letters of credit.

        Annual scheduled maturities of debt and minimum lease payments for capital lease obligation and short term borrowings and other debt outstanding at June 30, 2011, are as follows:

	Capital Lease Obligation	Short Term Borrowings
	(in thousands)
2011	$670	$391
2012	1,541	164
2013	1,541	164
2014	1,402	42
2015	1,051	—
Thereafter	194	—

Subtotal	6,399	761
Less: Amount representing interest(a)	(542)	—

Total	$5,857	$761

(a)
Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.

15. Earnings Per Share and Stockholders' Equity

        The Company calculates its basic and diluted earnings per share in accordance with FASB accounting standards. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of June 30, 2011, there were 116,246,786 shares outstanding, of which 1,110,836 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 24,574 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options were not included in the computation of diluted net

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Earnings Per Share and Stockholders' Equity (Continued)

loss per common share for the three months and six months ended June 30, 2011, as their inclusion would have been anti-dilutive.

        The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss) attributable to Cowen Group, Inc. shareholders	$20,037	$(21,197)	$20,119	$(34,173)

Shares for basic and diluted calculations:
Average shares used in basic computation	76,330	72,693	75,600	72,601
Stock options	—	—	—	—
Restricted shares	1,568	—	1,289	—

Average shares used in diluted computation	77,898	72,693	76,889	72,601

Earnings (loss) per share:
Basic	$0.26	$(0.29)	$0.27	$(0.47)
Diluted	$0.26	$(0.29)	$0.26	$(0.47)

        Treasury stock of $1.9 million as of June 30, 2011 resulted from the acquisition (see Note 2) of LaBranche as the Company held shares directly in LaBranche prior to the acquisition date and those shares were converted to Treasury stock at the acquisition date.

16. Segment Reporting

        The Company conducts its operations through two segments: the alternative investment management segment and the broker-dealer segment (subsequent to the November 2009 Ramius/Cowen transaction). The operations of LaBranche's market-making business following the Company's June 28, 2011 acquisition of LaBranche are included in the broker-dealer segment commencing June 29, 2011. These activities are conducted primarily in the United States and substantially all of its revenues are generated domestically. The performance measure for these segments is Economic Income, which management uses to evaluate the financial performance of and make operating decisions for the segment including determining appropriate compensation levels.

        In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds (both 2011 and 2010) (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction (both 2011 and 2010) (iii) excludes certain other acquisition-related and/or reorganization expenses (2011 only) and (iv) excludes the bargain purchase gain which resulted from the LaBranche acquisition (see note 2). In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For GAAP purposes, these items are included in each of their

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Segment Reporting (Continued)

respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities. For GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for GAAP purposes is presented gross as part of revenue.

        As further stated below, one major difference between Economic Income and US GAAP net income is that Economic Income presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. Consolidation of these funds results in including in income the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to redeemable non-controlling interest in consolidated subsidiaries in the condensed consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the alternative investment management segment, as ultimately, this income or loss is not income or loss for the alternative investment management segment itself. Included in Economic Income is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Segment Reporting (Continued)

        The following tables set forth operating results for the Company's alternative investment management and broker-dealer segments and related adjustments necessary to reconcile the Company's Economic Income measure to arrive at the Company's consolidated net income (loss):

	Three Months Ended June 30, 2011
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(loss)	Funds Consolidation	Other Adjustments		GAAP
				(dollars in thousands)
Revenues
Investment banking	$—	$14,343	$14,343	$—	$—		$14,343
Brokerage	11	24,596	24,607	—	—		24,607
Management fees	15,539	—	15,539	(466)	(3,216	)(a)	11,857
Incentive income	5,697	—	5,697	—	(5,022	)(a)	675
Investment Income	22,810	(110)	22,700	—	(22,700	)(c)	—
Interest and dividends	—	—	—	—	5,840	(c)	5,840
Reimbursement from affiliates	—	—	—	(8)	989	(b)	981
Other revenue	(278)	(203)	(481)	—	713	(c)	232
Consolidated Funds revenues	—	—	—	144	—		144

Total revenues	43,779	38,626	82,405	(330)	(23,396)		58,679
Expenses
Employee compensation and benefits	15,044	27,323	42,367	—	1,208		43,575
Interest and dividends	49	169	218	—	2,897	(c)	3,115
Non-compensation expenses—Fixed	8,724	17,552	26,276	—	(26,276	)(c)	—
Non-compensation expenses—Variable	6,591	5,915	12,506	—	(12,506	)(c)(d)	—
Non-compensation expenses	—	—	—	—	33,666	(c)(d)	33,666
Reimbursement from affiliates	(989)	—	(989)	—	989	(b)	—
Consolidated Funds expenses	—	—	—	872	—		872

Total expenses	29,419	50,959	80,378	872	(22)		81,228
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	76	(c)	76
Bargain purchase gain					22,244	(e)	22,244
Consolidated Funds net gains (losses)	—	—	—	2,195	2,575		4,770

Total other income (loss)	—	—	—	2,195	24,895		27,090

Income (loss) before income taxes and non-controlling interests	14,360	(12,333)	2,027	993	1,521		4,541

Income taxes expense / (benefit)	—	—	—	—	(17,954	)(b)	(17,954)

Economic Income (Loss) / Net income (loss) before non-controlling interests	14,360	(12,333)	2,027	993	19,475		22,495
(Income) loss attributable to redeemable non-controlling interests	(1,465)	—	(1,465)	(993)	—		(2,458)

Economic Income (Loss) / Net Income (loss) attributable to Cowen Group stockholders	$12,895	$(12,333)	$562	$—	$19,475		$20,037

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Segment Reporting (Continued)

	Three Months Ended June 30, 2010
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(loss)	Funds Consolidation	Other Adjustments		GAAP
				(dollars in thousands)
Revenues
Investment banking	$—	$9,938	$9,938	$—	$—		$9,938
Brokerage	—	29,793	29,793	—	—		29,793
Management fees	12,187	(27)	12,160	(799)	(2,480	)(a)	8,881
Incentive income	(450)	—	(450)	—	350	(a)	(100)
Investment Income	(2,350)	(562)	(2,912)	—	2,912	(c)	—
Interest and dividends	—	—	—	—	1,380	(c)	1,380
Reimbursement from affiliates	—	—	—	(155)	1,896	(b)	1,741
Other revenue	26	56	82	—	316	(c)	398
Consolidated Funds revenues	—	—	—	2,969	—		2,969

Total revenues	9,413	39,198	48,611	2,015	4,374		55,000
Expenses
Employee compensation and benefits	7,314	28,564	35,878	—	2,669		38,547
Interest and dividends	118	235	353	—	268	(c)	621
Non-compensation expenses—Fixed	9,462	15,188	24,650	—	(24,650	)(c)	—
Non-compensation expenses—Variable	356	7,200	7,556	—	(7,556	)(c)(d)	—
Non-compensation expenses	—	—	—	—	31,335	(c)(d)	31,335
Reimbursement from affiliates	(1,897)	—	(1,897)	—	1,897	(b)	—
Consolidated Funds expenses	—	—	—	1,182			1,182

Total expenses	15,353	51,187	66,540	1,182	3,963		71,685
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	249	(c)	249
Consolidated Funds net gains (losses)	—	—	—	(3,385)	(3,329)		(6,714)

Total other income (loss)	—	—	—	(3,385)	(3,080)		(6,465)

Income (loss) before income taxes and non-controlling interests	(5,940)	(11,989)	(17,929)	(2,552)	(2,669)		(23,150)

Income taxes expense / (benefit)	—	—	—		599	(b)	599

Economic Income (Loss) / Net income (loss) before non-controlling interests	(5,940)	(11,989)	(17,929)	(2,552)	(3,268)		(23,749)
(Income) loss attributable to redeemable non-controlling interests	—	—	—	2,552	—		2,552

Economic Income (Loss) / Net Income (loss) attributable to Cowen Group stockholders	$(5,940)	$(11,989)	$(17,929)	$—	$(3,268)		$(21,197)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Segment Reporting (Continued)

	Six Months Ended June 30, 2011
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(loss)	Funds Consolidation	Other Adjustments		GAAP
				(dollars in thousands)
Revenues
Investment banking	$—	$29,025	$29,025	$—	$—		$29,025
Brokerage	74	52,124	52,198	—	—		52,198
Management fees	29,586	—	29,586	(979)	(5,586	)(a)	23,021
Incentive income	10,860	—	10,860	—	(5,804	)(a)	5,056
Investment Income	40,268	(359)	39,909	—	(39,909	)(c)	—
Interest and dividends	—	—	—	—	10,399	(c)	10,399
Reimbursement from affiliates	—	—	—	(168)	2,158	(b)	1,990
Other revenue	974	(401)	573	—	349	(c)	922
Consolidated Funds revenues	—	—	—	313	—		313

Total revenues	81,762	80,389	162,151	(834)	38,393		122,924
Expenses
Employee compensation and benefits	32,752	52,352	85,104	—	3,558		88,662
Interest and dividends	105	330	435	—	5,289	(c)	5,724
Non-compensation expenses—Fixed	15,718	32,145	47,863	—	(47,863	)(c)	—
Non-compensation expenses—Variable	8,687	12,767	21,454	—	(21,454	)(c)(d)	—
Non-compensation expenses	—	—	—	—	67,571(c	)(d)	67,571
Reimbursement from affiliates	(2,158)	—	(2,158)	—	2,158	(b)	—
Consolidated Funds expenses	—	—	—	1,501			1,501

Total expenses	55,104	97,594	152,698	1,501	9,259		163,458
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	17,358	(c)	17,358
Bargain purchase gain					22,244	(e)	22,244
Consolidated Funds net gains (losses)	—	—	—	3,651	2,865		6,516

Total other income (loss)	—	—	—	3,651	42,467		46,118

Income (loss) before income taxes and non-controlling interests	26,658	(17,205)	9,453	1,316	(5,185)		5,584

Income taxes expense / (benefit)	—	—	—	—	(17,791	)(b)	(17,791)

Economic Income (Loss) / Net income (loss) before non-controlling interests	26,658	(17,205)	9,453	1,316	12,606		23,375
(Income) loss attributable to redeemable non-controlling interests	(1,940)	—	(1,940)	(1,316)	—		(3,256)

Economic Income (Loss) / Net Income (loss) attributable to Cowen Group stockholders	$24,718	$(17,205)	$7,513	$—	$12,606		$20,119

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Segment Reporting (Continued)

	Six Months Ended June 30, 2010
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(loss)	Funds Consolidation	Other Adjustments		GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$15,943	$15,943	$—	$—		$15,943
Brokerage	—	59,369	59,369	—	—		59,369
Management fees	24,774	—	24,774	(1,694)	(4,929	)(a)	18,151
Incentive income	1,532	—	1,532	—	462	(a)	1,994
Investment Income	8,842	(333)	8,509	—	(8,509	)(c)	—
Interest and dividends	—	—	—	—	2,183	(c)	2,183
Reimbursement from affiliates	—	—	—	(300)	3,784	(b)	3,484
Other revenue	(25)	180	155	—	865	(c)	1,020
Consolidated Funds revenues		—	—	9,116	—		9,116

Total revenues	35,123	75,159	110,282	7,122	(6,144)		111,260
Expenses
Employee compensation and benefits	23,498	53,700	77,198	—	4,782		81,980
Interest and dividends	234	235	469	—	598	(c)	1,067
Non-compensation expenses—Fixed	17,914	31,201	49,115	—	(49,115	)(c)	—
Non-compensation expenses—Variable	687	15,655	16,342	—	(16,342	)(c)(d)	—
Non-compensation expenses	—	—	—	—	65,541	(c)(d)	65,541
Reimbursement from affiliates	(3,784)	—	(3,784)	—	3,784	(b)	—
Consolidated Funds expenses	—	—	—	4,340			4,340

Total expenses	38,549	100,791	139,340	4,340	9,248		152,928
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	1,774	(c)	1,774
Consolidated Funds net gains (losses)	—	—	—	2,722	8,836		11,558

Total other income (loss)	—	—	—	2,722	10,610		13,332

Income (loss) before income taxes and non-controlling interests	(3,426)	(25,632)	(29,058)	5,504	(4,782)		(28,336)

Income taxes expense / (benefit)	—	—	—		333	(b)	333

Economic Income (Loss) / Net income (loss) before non-controlling interests	(3,426)	(25,632)	(29,058)	5,504	(5,115)		(28,669)
(Income) loss attributable to redeemable non-controlling interests	—	—	—	(5,504)	—		(5,504)

Economic Income (Loss) / Net Income (loss) attributable to Cowen Group stockholders	$(3,426)	$(25,632)	$(29,058)	$—	$(5,115)		$(34,173)

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Segment Reporting (Continued)

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

  (c)
  Economic Income recognizes Company income from proprietary trading net of related expenses.

  (d)
  Economic Income recognizes the Company's proportionate share of expenses for certain real estate and other operating entities for which the investments are recorded under the equity method of accounting for investments.

  (e)
  Economic Income excludes the bargain purchase gain which resulted from the LaBranche acquisition.

        For the three months and six months ended June 30, 2011 and 2010, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

17. Regulatory Requirements

        As a registered broker-dealer, Cowen and Company is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1 million. Cowen and Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2011, Cowen and Company had total net capital of approximately $42.9 million, which was approximately $41.9 million in excess of its minimum net capital requirement of $1 million.

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

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

17. Regulatory Requirements (Continued)

defined, must exceed the total Financial Resources requirement of the FSA. At June 30, 2011, Ramius UK's Financial Resources of $4.3 million exceeded its minimum requirement of $0.6 million by $3.7 million. At June 30, 2011, CIL's Financial Resources of $4.5 million exceeded its minimum requirement of $2.3 million by $2.2 million.

        CCAL (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At June 30, 2011, CCAL's Financial Resources of $0.9 million exceeded the minimum requirement of $0.1 million by $0.8 million.

        As a registered broker-dealer and FINRA member firm, Cowen Capital LLC (formerly known as LaBranche Capital, LLC) is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. Cowen Capital LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $1 million or 2% of aggregate indebtedness, as defined. As of June 30, 2011, Cowen Capital, LLC's net capital, as defined, was $33.3 million, which exceeded minimum requirements by $32.3 million. Cowen Capital LLC's aggregate indebtedness to net capital ratio was 0.16 to 1.

        As a registered broker dealer in the United Kingdom, Cowen International Trading Limited ("CITL") (formerly known as LaBranche Structured Products Europe Limited) is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the FSA in the United Kingdom. In calculating regulatory capital, CITL's capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a company's financial strength from a regulator's point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder's Equity. As of June 30, 2011, Tier 1 capital, as defined, was $51.2 million which exceeded the total variable capital requirement by $28 million. This Tier 1 capital included a loan to Cowen Structured Holdings Inc. (formerly known as LaBranche Structured Holdings, Inc.) by CITL as of February 2011, in the aggregate principal amount of $11.9 million.

        As a registered corporation under the Hong Kong Securities and Futures Ordinance, Cowen Structured Products Hong Kong Limited ("CSPH") (formerly known as LaBranche Structured Products Hong Kong Limited) is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules ("FRR"). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at June 30, 2011) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at June 30, 2011) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of June 30, 2011, CSPH's liquid capital, as defined was $2.7 million, which exceeded its minimum requirements by $2.3 million.

18. Related Party Transactions

        The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, Cowen Healthcare Royalty Management, LLC ("CHRP Management"), and the CHRP Funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

18. Related Party Transactions (Continued)

June 30, 2011, approximately $8 million included in fees receivable are earned from external parties and the associated revenues are recorded in investment banking revenues in the condensed consolidated statements of operations.

        The Company may, at its discretion, waive certain of the fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended June 30, 2011 and 2010, the Company reimbursed the funds that it manages $1 million and $0.5 million, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively, which were recorded net in management fees and incentive income in the condensed consolidated statements of operations. At June 30, 2011 and December 31, 2010, related amounts still payable were $3.3 million and $2.3 million, respectively, and were reflected in fees payable in the condensed consolidated statements of financial condition.

        During the first quarter of 2010, certain affiliated funds incurred a loss related to a trading error for which the Company determined, consistent with its internal policies, to bear the cost of correcting such error. This resulted in a loss of approximately $2.7 million for the Company. This amount is included in other expenses in the accompanying condensed consolidated statements of operations for the three months and six months ended March 31, 2010.

        Pursuant to the operating agreement for its subsidiary Ramius Alternative Solutions LLC, the Company is required to pay certain distribution fees on assets raised by third party distributors. Such distribution fees are reported as client services and business development in the condensed consolidated statements of operations. These amounts equaled $0.2 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and $0.6 million for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, related amounts still payable were $0.2 million, respectively, and were reflected in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

        As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the condensed consolidated statements of financial condition. The remaining balance yet to be paid was $1.5 million and $1.7 million as of June 30, 2011 and December 31, 2010, respectively. Of such amounts outstanding at June 30, 2011, $0.4 million will be paid during the second half of 2011.

        The Company may, on occasion, also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the condensed consolidated statements of financial condition. As of June 30, 2011 and December 31, 2010, loans to employees of $5.9 million and $4.7 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. For the three months and six months ended June 30, 2011 and 2010 interest charged for these loans and advances was immaterial. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

18. Related Party Transactions (Continued)

        In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 5), whereby the Company can loan up to $3 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly) with a maturity of March 30, 2014. As of June 30, 2011 $2 million is included in other assets in the condensed consolidated statement of financial condition. For the three months and six months ended June 30, 2011, interest charged for this loan was immaterial.

        Included in due to related parties is approximately $1.1 million and $6.5 million at June 30, 2011 and December 31, 2010, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.

19. Guarantees

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

        The Company is a member of various securities exchanges. Under the standard membership agreements, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

19. Guarantees (Continued)

remote. Accordingly, no contingent liability is recorded in the condensed consolidated statements of financial condition for these arrangements.

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

20. Subsequent Events

        In July 2011, the Company approved a share repurchase program that authorizes the Company to purchase up to $20 million of Cowen Group's Class A common shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled "Risk Factors" in Item 1A of our Annual Report on Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Group, Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.

Overview

        Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries, provides alternative investment management, investment banking, research, market-making and sales and trading services through its two business segments: alternative investment management and broker-dealer. The alternative investment management segment includes hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services, offered primarily under the Ramius name. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research, a sales and trading platform for institutional investors, primarily under the Cowen name and an ETF market-making business, both domestically and internationally.

        Our alternative investment management business had approximately $10.7 billion of assets under management as of July 1, 2011. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

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

        Our investment banking product offerings include initial public offerings and equity follow-on transactions, credit and fixed income transactions, including public and private debt placements, exchange offers, consent solicitations and tender offers. We also offer origination and distribution capabilities for convertible securities. In addition, we have recently enhanced our presence in the PIPE and registered direct market by adding personnel. Our capital markets capabilities, managed by a unified capital markets group, allows us to effectively provide cohesive solutions for our investment banking clients.

        On June 28, 2011, the acquisition between the Company and LaBranche, a market-maker in ETFs on various exchanges domestically and internationally, was consummated pursuant to the terms of the Agreement and Plan of Merger ("Merger Agreement"), dated February 16, 2011. Under the terms of the Merger Agreement each outstanding share of LaBranche was converted into 0.9980 shares of Cowen Group Class A common stock (the "Exchange Ratio"). The consideration received by LaBranche's shareholders was valued at approximately $156.4 million in the aggregate, based on the closing stock price of Cowen Group Class A on the NASDAQ Global Select Market of $3.82 on June 28, 2011. This is based on 40,931,997 shares of LaBranche stock that were outstanding on that date of the completion of the acquisition.

        As a result of the acquisition, the condensed consolidated financial results of the Company for the three and six months ended June 30, 2011, includes two days of LaBranche's operating results. These operating results of LaBranche are related to ETF market-making and are included in the Company's broker-dealer segment.

        As previously disclosed, the Company spun-off its value and opportunity business which focuses on investing in deep value situations and using shareholder activism to generate superior returns, into a stand-alone and independent business managed by Starboard Value LP ("Starboard"). The Company completed the separation on April 1, 2011. The Company continues to maintain a significant investment in Starboard, and as of April 1, 2011, accounts for its investment in Starboard as an equity method investment.

        In the second quarter of 2011, the Company recorded deferred tax benefits generated by a Luxembourg subsidiary. In the same quarter, the Company acquired a reinsurance company in Luxembourg from a third party, as part of a service program that provides reinsurance coverage to the Company against certain risks. The reinsurance company had deferred tax liabilities and upon its purchase, the deferred tax benefits referenced above fully offset these liabilities, resulting in the recognition of the deferred tax benefits. Also, the Company incurred acquisition-related legal fees and professional fees, as well as operational and administrative expenses in the second quarter of 2011 as a result of these transaction.

Certain Factors Impacting Our Business

        Our alternative investment management business and results of operations are impacted by the following factors:

  •
  Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment management business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A ("UniCredit S.p.A"), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a Modification Agreement, to extend the time period pursuant to which the Company must return the bulk of its assets in our funds to the end of 2010. As of June 30, 2011, including redemptions effective on July 1, 2011, we have returned approximately $498.9 million to affiliates of UniCredit S.p.A and these affiliates had a remaining investment of approximately $184.5 million invested in our investment vehicles, including a fund of funds managed account.

  •
  Investment performance.  Our revenues from incentive income are linked to the performance of the funds and accounts that we manage. Performance also affects assets under management because it influences investors' decisions to invest assets in, or withdraw assets from, the funds and accounts managed by us.

  •
  Fee and allocation rates.  Our management fee revenues are linked to the management fee rates we charge as a percentage of assets under management. Our incentive income revenues are linked to the incentive allocation rates we charge as a percentage of performance driven asset growth. Our incentive allocations are generally subject to "high-water marks," whereby incentive income is generally earned by us only to the extent that the net asset value of a fund at the end of a measurement period exceeds the highest net asset value as of the end of the preceding measurement period for which we earned incentive income. All products that we currently market, for which we charge an incentive fee, are currently over their respective high-water marks, except for Multi-Strategy Master FOF Ltd. Our incentive allocations, in some cases, are subject to performance hurdles.

  •
  Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of July 1, 2011, we had investments of approximately $136.7 million, $141.4 million and $50.6 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP ("COIL") and Ramius Optimum Investments LLC ("ROIL"), respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and in wind-down mode. COIL and ROIL are wholly owned entities that the Company uses solely for the firm's invested capital.

  External Factors Impacting Our Business

        Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation, interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, or a combination of these or other factors. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:

  •
  Our alternative investment management business was affected by the conditions impacting the global financial markets and the hedge fund industry during 2008, which was characterized by substantial declines in investment performance and unanticipated levels of requested redemptions. While the environment for investing in alternative investment products has since improved, the variability of redemptions could continue to affect our alternative investment management business, and it is possible that we could intermittently experience redemptions above historical levels, regardless of fund performance.

  •
  Our broker-dealer business has been, and may continue to be, adversely affected by market conditions. Increased competition continues to affect the economics in our investment banking and capital markets businesses. The same factors also affect trading volumes in secondary financial markets, which affect our brokerage business. Commission rates, market volatility, increased competition from larger financial firms and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period.

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

Recent developments

        In July 2011, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $20 million of Cowen Group's Class A common shares from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. The Company plans to begin repurchasing shares on August 8th, 2011 when restrictions on repurchasing Company Stock are lifted.

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

        In periods following a period of a net loss attributable to an investor, the Company does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a "high-water mark." The Company has elected to record incentive income revenue in accordance with "Method 2" of the Financial Accounting Standards Board ("FASB") accounting standards. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in a quarter's condensed consolidated statement of operations may be subject to reversal in a subsequent quarter as a result of subsequent negative investment performance prior to the conclusion of the fiscal year, when all contingencies have been resolved. As a result of negative investment performance in 2008, and in the case of certain real estate funds, in 2009, the Company entered 2010 with high-water marks in certain of its fund products. These high-water marks require the funds to recover cumulative losses before the Company could begin to earn incentive income in 2010 and beyond with respect to the investments of investors who previously suffered losses. In 2010, the Starboard Value and Opportunity Funds surpassed their high water marks and the Company began to earn incentive income again on these products.

        Carried interest in the real estate funds is generally subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to the Company based on cumulative results. As such, the accrual for potential repayment of previously received carried interest, which is a component of accounts payable, accrued expenses and other liabilities, represents all amounts previously distributed to the Company, less an assumed tax liability, that would need to be repaid to certain real estate funds if these funds were to be liquidated based on the current fair value of the underlying funds' investments as of the reporting date. Generally, the actual clawback liability does not become realized until the end of a fund's life.

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

  •
  Principal Transactions Principal transaction revenue includes net trading gains and losses from the Company's market-making activities in fixed income and over-the-counter equity securities, listed options trading, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. Principal transaction revenue also consists of net gains and losses resulting from the Company's market-making activities in ETFs domestically and internationally, and the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the ETFs for which the Company acts as market-maker. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

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

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2011, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

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

        As of July 1, 2011, the Company had assets under management of $10.7 billion, a 9.4% increase as compared to assets under management of $9.7 billion as of April 1, 2011. The $917 million increase in assets under management during the second quarter of 2011 resulted from $839 million in net subscriptions (including redemptions effective on July 1, 2011, which included $35.7 million of assets returned to investors, as a result of closing the Ramius Multi-Strategy and Ramius Enterprise funds and the return of assets to UniCredit pursuant to the terms of Modification Agreement), and a $78 million performance-related increase in assets.

        The following table is a breakout of total assets under management by platform as of July 1, 2011.

	Total Assets under Management
Platform	July 1, 2011		April 1, 2011		Primary Strategies
	(dollars in millions)
Hedge Funds(3)	$1,641	(1)	$1,397	(1)	Multi-Strategy
					Single Strategy
Alternative Solutions(2)	2,132		2,007		Multi-Strategy
					Single Strategy
					Customized Solutions
					Hedging Strategies
	1,343		1,189		Commodity Trading Advisory
Real Estate(3)	1,628	(4)	1,628	(4)	Debt
					Equity
Cowen Healthcare Royalty Partners(5)	1,251	(4)	1,131	(4)	Royalty Interests
Other(6)	2,660		2,387		Cash Management
					Mortgage Advisory

Total	$10,655		$9,739

(1)
This amount includes the Company's invested capital of approximately $137 million and $139 million as of July 1, 2011 and April 1, 2011, respectively.

(2)
This amount includes the Company's invested capital of approximately $44.8 million and $48.2 million (which includes the notional amount of one of the fund of funds products) as of July 1, 2011 and April 1, 2011, respectively.

(3)
The Company owns between 30% and 55% of the general partners of the real estate business and the activist business. We do not possess unilateral control over any of these general partners.

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

        The following table presents total assets under management by period:

	Six Months Ended		Three Months Ended	Year ended December 31,
	July 1, 2011		July 1, 2011	2010	2009		2008
	(dollars in thousands)
Beginning Assets under Management	$9,041,446		$9,738,764	$8,313,638	$9,765,230		$12,900,355
Net Subscriptions (Redemptions)	1,382,319	(3)	838,626	812,555	(1,780,117	)(2)	(1,066,714)
Net Performance(1)	231,459		77,834	150,085	328,525		(2,068,411)

Ending Assets under Management	$10,655,224		$10,655,224	$9,276,278	$8,313,638		$9,765,230

(1)
Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(2)
Net subscriptions for 2009 include $807 million of capital commitments to the CHRP Funds that were part of Cowen Holdings prior to the Transactions.

(3)
Net subscriptions for 2011 include $210 million of additional capital commitments to the CHRP Funds.

  Fund Performance

        The second quarter of 2011, as was the case in the year's first three months, featured a number of significant events that affected global markets and asset class performance. The first quarter witnessed the Japanese earthquake, tsunami, and nuclear plant crises, along with increasing turmoil throughout the Middle East and North Africa. Commodity prices were strong. Nonetheless, corporate credit and equities performed adequately. This was followed by a general sell-off in risk assets that began in earnest in May, continuing the "risk on, risk off" approach that has seemed to dominate investor activity throughout the year. Foremost among recent investor concerns were the deteriorating credit situation and sovereign solvency issues in Greece. This led to fears of contagion spreading to larger European countries such as Italy, as well as to the potential negative effects on bank balance sheets throughout Europe. Resolution remained elusive for European regulators and governments as the quarter ended. Middle East and North African unrest continued. China attempted to deal with concerns about a slowing economy and a domestic credit bubble. The U.S. had its own set of problems, including a lagging economy, the termination of quantitative easing (QE2) by the Federal Reserve, questions on the future strength of the U.S. Dollar, and the inability of Congress to put forth a credible solution to the nation's fiscal deficit as well as the standoff on raising the debt ceiling. In addition, Japan struggled to find its footing, both politically and economically, after the natural disasters earlier in the year. Although high yield spreads finally widened after approaching all time lows in May, equity markets improved near the end of June despite these worrisome factors. Corporate balance sheets still remain strong, and industry experts look to a resumption of acquisition activity after a slowdown in the last two months of the quarter. Sharp downward breaks in commodity prices, especially in June (double digit percentage declines in crude oil, cotton and wheat) put additional pressure on investors. "Portfolio whiplash" became a common theme in the financial media as the third quarter began.

        Ramius investment vehicles began the year with positive results in each primary category except for active trading in the global macro and managed futures sectors, where global events made market conditions especially challenging. Performance pressures were acute within the second quarter for macro and managed futures for reasons noted above. Credit had an outstanding quarter, and the small cap activist funds were only marginally negative, essentially preserving the strong gains of the first quarter. Investors in the multi-strategy funds received higher marks at quarter end; there is a focus on capital preservation alongside the opportunistic sale of assets in order to make distributions to investors. Thus far in 2011, the directly managed hedge funds have again exceeded the parameters of their individual mandates. Customized hedge fund of funds portfolios also had satisfactory results. In addition, as stated in the first quarter report, longer-dated vehicles in real estate continue to benefit from firmer underlying investment valuations and increased liquidity, extending the recovery from the lows seen in 2009.

        The table below sets forth performance information as of June 30, 2011, for the Company's funds with assets greater than $200 million as well as information with respect to the firm's single-strategy hedge funds and RTS funds. The performance reflected below is representative of the net return of the most recently issued full fee paying class of fund interests offered for the respective fund. The net returns are net of all management and incentive fees, and are calculated monthly based on the change in an investor's current month ending equity as a percentage of their prior month's ending equity, adjusted for the current month's subscriptions and redemptions. Such returns are compounded monthly in calculating the final net year to date return. Performance information for the CHRP Funds is not presented due to existing confidentiality provisions.

        The following table presents fund performance for the three months and six months ended June 30, 2011 and 2010:

			Performance for three months Ended June 30,				Performance for six months Ended June 30,
Platform	Strategy	Fund(1)	2011		2010		2011		2010
Hedge Funds	Single Strategy	Starboard Value and Opportunity Fund Ltd.	(0.47)%		(0.54)%		6.94%		7.17%
		(Inception Mar. 1, 2006)
		Ramius Global Credit Fund LP (Class B)	3.43	%(4)	3.04	%(4)	7.96	%(4)	7.90	%(4)
		(Inception Oct. 1, 2009)
		Ramius Enterprise LP(5)	2.92	%(2)	(1.48	)%(2)	3.05	%(2)	0.43	%(2)
		(Inception Jan. 1, 2008)
Alternative Solutions	Managed Accounts	Activist Portfolio with Hedging Overlay	(0.97)%		(0.50)%		(0.70)%		2.43%
		(Inception Sept. 1, 2007)
	Global Macro/Managed Futures	RTS Global Fund LP	(4.80)%		(2.63)%		(7.70)%		0.72%
		(Inception Mar. 1, 2010)
		RTS Global 3X Fund LP	(13.94)%		(6.42)%		(21.38)%		0.44%
		(Inception Mar. 1, 2010)
Real Estate	Debt	RCG Longview Debt Fund IV, L.P.(3)	1.75%		0.99%		4.57%		3.92%
		(Inception Nov. 12, 2007)
	Equity	RCG Longview Equity Fund, L.P.(3)	12.09%		5.27%		18.19%		13.28%
		(Inception Nov. 22, 2006)
Other	Cash Management		(0.10)%		0.19%		0.09%		0.87%

(1)
Products included above represent funds and accounts with assets under management greater than $200 million (excluding CHRP and Ramius Multi- Strategy Fund Ltd), the Company's single-strategy funds and the Ramius Trading Strategies funds. Ramius Multi-Strategy Fund Ltd and Ramius Enterprise LP have been closed to new investors and we began winding down these funds in 2010. Ramius Enterprise LP has been included above as the firm maintains a substantial proprietary equity investment in this entity. The inception date for a fund or account represents the initial date that the fund or account accepted capital from third party investors. As of July 1, 2011, the net assets of the funds presented above were $4.13 billion, or 39% of the total assets under management as of July 1, 2011 of $10.66 billion. Excluded from the table above are funds and managed accounts with $6.53 billion, or 61%, of total assets under management as of July 1, 2011. These include a total of 63 smaller individual funds and managed accounts, the Ramius Multi-Strategy Fund Ltd and the Cowen Healthcare Royalty Partners funds.

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

        At June 30, 2011, the Company's invested capital amounted to a net value $434.3 million (a long market value of $711.8 million, gross of $277.5 million of trading strategy leverage), representing approximately 68% of Cowen Group's stockholders' equity presented in accordance with GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity at June 30, 2011. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition at June 30, 2011, because they are included in various line items of the condensed consolidated statement of financial condition, including "securities owned, at fair value", "other investments", "cash and cash equivalents", and "consolidated funds- securities owned, at fair value".

	Net Value	%
	dollars in millions
Strategy
Trading	$264.8	42%
Merchant Banking	128.9	20%
Real Estate	40.6	6%

Total	434.3	68%

Stockholder's Equity	638.0	100%

        The allocations shown in the table above will change over time.

Results of Operations

        To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income of our alternative investment management and broker-dealer segments follows the discussion of our total consolidated GAAP results. Economic Income reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income excludes certain adjustments required under GAAP. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company—Segment Analysis and Economic Income," and Note 16 to the Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income to total Company net income (loss).

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Period to Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$14,343	$9,938	$4,405	44.3%
Brokerage	24,607	29,793	(5,186)	(17.4)%
Management fees	11,857	8,881	2,976	33.5%
Incentive income	675	(100)	775	(775.0)%
Interest and dividends	5,840	1,380	4,460	323.2%
Reimbursement from affiliates	981	1,741	(760)	(43.7)%
Other revenue	232	398	(166)	(41.7)%
Consolidated Funds revenues	144	2,969	(2,825)	(95.1)%

Total revenues	58,679	55,000	3,679	6.69%
Expenses
Employee compensation and benefits	43,575	38,547	5,028	13.0%
Interest and dividends	3,115	621	2,494	401.6%
General, administrative and other expenses	33,666	31,335	2,331	7.4%
Consolidated Funds expenses	872	1,182	(310)	(26.2)%

Total expenses	81,228	71,685	9,543	13.3%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	76	249	(173)	69.5%
Bargain purchase gain	22,244	—	22,244	NM
Consolidated Funds net gains (losses)	4,770	(6,714)	11,484	(171.0)%

Total other income (loss)	27,090	(6,465)	33,555	519.0%

Income (loss) before income taxes	4,541	(23,150)	27,691	(119.6)%

Income taxes expense (benefit)	(17,954)	599	(18,553)	(3097.3)%

Net income (loss)	22,495	(23,749)	46,244	(194.7)%
Income (loss) attributable to redeemable non-controlling interests	2,458	(2,552)	5,010	(196.3)%

Net income (loss) attributable to Cowen Group stockholders	$20,037	$(21,197)	$41,234	(194.5)%

Revenues

Investment Banking

        Investment banking revenues were $14.3 million for the three months ended June 30, 2011, an increase of $4.4 million compared to $9.9 million for the prior year quarter. During the quarter ended June 30, 2011, the Company completed eight underwriting transactions, two private capital raising transactions, and three strategic advisory transactions. During the quarter ended June 30, 2010, the Company completed eight underwriting transactions, one private capital raising transaction, and three strategic advisory transactions.

Brokerage

        Brokerage revenues were $24.6 million for three months ended June 30, 2011, a decrease of $5.2 million compared to $29.8 million for the prior year quarter. Aggregate NYSE and NASDAQ trading volumes declined by 28% in the three months ended June 30, 2011 compared to the prior year quarter.

Management Fees

        Management fees increased $3 million to $11.9 million for the three months ended June 30, 2011 compared with $8.9 million for the prior year quarter. The increase was a result of an increase in management fees for our CHRP funds of $4.5 million, as a result of an increase in committed capital, and an increase in management fees associated with our Global Credit fund of approx. $0.5 million. These increases were partially offset by a decrease of $1.7 million as a result of continuing to return assets to investors for the second half of 2010 and first half of 2011, as well as no longer charging management fees to certain affiliates of UniCredit S.pA which became effective July 1, 2010.

Incentive Income

        Incentive income was $0.7 million for the three months ended June 30, 2011, compared to a loss of $0.1 million in the prior year quarter. The increase in incentive fees of $0.9 million was a result of an increase in performance primarily from Global Credit fund and partially offset by the decrease in performance of our alternative solutions business and a decrease in fees earned from our activist fund after the first quarter.

Interest and Dividends

        Interest and dividends increased $4.5 million to $5.8 million for the three months ended June 30, 2011, compared with $1.4 million in the prior year quarter. The increase was primarily attributable to an increase in interest income resulting from an increase in investments in interest bearing assets in the second quarter of 2011 relative to the same period last year.

Reimbursements from Affiliates

        Reimbursements from affiliates decreased $0.7 million to $1 million for the three months ended June 30, 2011 compared with $1.7 million for the prior year quarter. The decrease was attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.

Other Revenue

        Other revenue decreased $0.2 million to $0.2 million for the three months ended June 30, 2011, compared with $0.4 million in the prior year quarter.

Consolidated Funds Revenues

        Consolidated funds revenues decreased $2.9 million to $0.1 million for the three months ended June 30, 2011 compared with $3 million in the prior year quarter. The decrease was primarily attributable to a reduction in interest income from Enterprise Fund's long holdings of interest bearing securities, due to the fact that this fund has been closed and the focus has therefore been on selling positions and returning assets rather than producing investment returns.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses increased $5 million to $43.6 million for the three months ended June 30, 2011 compared with $38.5 million in the prior year quarter. The increase was primarily attributable to an increase in head count combined with additional stock compensation expense offset by a reduction of severance expense. The compensation to revenue ratio was 73% for the three months ended June 30, 2011, compared to 70% for the prior year quarter. The increase in the compensation to revenue ratio was driven by the increase to the numerator of the equation as our compensation expense increased by 13%. Average headcount for the second quarter of 2011 has increased by 4% from the prior year quarter primarily due to the acquisition of LaBranche.

Interest and Dividends

        Interest and dividend expense increased $2.5 million to $3.1 million for the three months ended June 30, 2011 compared with $0.6 million in the prior year quarter. Interest and dividends expense relates to interest on our credit facility in addition to increased trading activity with respect to the Company's holdings.

General, Administrative and Other Expenses

        General, administrative and other expenses increased $2.3 million to $33.6 million for the three months ended June 30, 2011 compared with $31.3 million in the prior year quarter. The increase was primarily due to professional fees incurred in connection with the acquisition of a Luxembourg reinsurance company and transaction costs related to the LaBranche acquisition partially offset by a reversal of an accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds lead investor.

Consolidated Funds Expenses

        Consolidated funds expenses decreased $0.3 million to $0.9 million for the three months ended June 30, 2011 compared with $1.2 million in the prior year quarter. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities, due to the fact that this fund has been closed and the focus has therefore been on selling positions and returning assets rather than producing investment returns.

Other Income (Loss)

        Other income (loss) increased $33.6 million to income of $27.1 million for the three months ended June 30, 2011 compared to a loss of $6.5 million in the prior year quarter. The increase primarily relates to recording a $22.2 million bargain purchase gain in relation to the acquisition of LaBranche in June 2011. The increase is also related to the Consolidated Funds' performance of Enterprise Master. Regardless that Enterprise Master is being closed, its performance in the three months ended June 30, 2011 increased from that during the three months ended June 30, 2010 due to some significant sales. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest.

Income Taxes

        Income tax expense amounted to an $18 million tax benefit for the three months ended June 30, 2011. This compares to a $0.6 million income tax benefit in the prior year quarter. The Company's tax benefit increased primarily because a consolidated subsidiary of the Company that, as part of a reinsurance service program, acquired Luxembourg reinsurance companies with deferred tax liabilities, recorded, pursuant to an Advance Tax Agreement, a deferred tax benefit upon the acquisition of these reinsurance companies.

Income (Loss) Attributable to Non-controlling Interests

        Income (loss) attributable to non-controlling interests was income of $2.5 million for the three months ended June 30, 2011 compared with a loss of $2.6 million in the prior year quarter. The period over period change was the result of an increase in performance in the Consolidated Funds and therefore higher allocations of income to non-controlling interest holders.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010
Condensed Consolidated Statements of Operations
(unaudited)

	Six Months Ended June 30,		Period to Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$29,025	$15,943	$13,082	82.1%
Brokerage	52,198	59,369	(7,171)	(12.1)%
Management fees	23,021	18,151	4,870	26.8%
Incentive income	5,056	1,994	3,062	153.6%
Interest and dividends	10,399	2,183	8,216	376.3%
Reimbursement from affiliates	1,990	3,484	(1,494)	(42.9)%
Other revenue	922	1,020	(98)	(9.6)%
Consolidated Funds revenues	313	9,116	(8,803)	(96.6)%

Total revenues	122,924	111,260	11,664	10.5%
Expenses
Employee compensation and benefits	88,662	81,980	6,682	8.2%
Interest and dividends	5,724	1,067	4,657	436.5%
General, administrative and other expenses	67,571	65,541	2,030	3.1%
Consolidated Funds expenses	1,501	4,340	(2,839)	(65.4)%

Total expenses	163,458	152,928	10,530	6.9%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	17,358	1,774	15,584	878.5%
Bargain purchase gain	22,244	—	22,244	NM
Consolidated Funds net gains (losses)	6,516	11,558	(5,042)	(43.6)%

Total other income (loss)	46,118	13,332	32,796	246.2%

Income (loss) before income taxes	5,584	(28,336)	33,920	(119.7)%

Income taxes expense (benefit)	(17,791)	333	(18,124)	(5442.6)%

Net income (loss)	23,375	(28,669)	52,044	(181.5)%
Income (loss) attributable to redeemable non-controlling interests	3,256	5,504	(2,248)	(40.8)%

Net income (loss) attributable to Cowen Group stockholders	$20,119	$(34,173)	$54,292	(158.9)%

Revenues

Investment Banking

        Investment banking revenues were $29 million for the six months ended June 30, 2011, an increase of $13.1 million compared to $15.9 million for the first six months of 2010. During the six months ended June 30, 2011, the Company completed twenty underwriting transactions, three private capital raising transaction, four strategic advisory transactions, and one debt financing transaction. During the six months ended June 30, 2010, the Company completed twelve underwriting transactions, two private capital raising transactions, and seven strategic advisory transactions.

Brokerage

        Brokerage revenues were $52.2 million for six months ended June 30, 2011, a decrease of $7.2 million compared to $59.4 million for the first six months of 2010. The decrease resulted primarily from decreased revenues related to our core customer facilitation related activities. Aggregate NYSE and NASDAQ trading volumes declined by 20% in the six months ended June 30, 2011 compared to the prior year period.

Management Fees

        Management fees increased $4.8 million to $23 million for the six months ended June 30, 2011 compared with $18.2 million for the first six months of 2010. The increase was a result of an increase in management fees for our CHRP funds of $7.1 million, as a result of an increase in committed capital, and an increase in management fees associated with our Global Credit fund of approx. $0.8 million. These increases were partially offset by a decrease of $3.1 million as a result of continuing to return assets to investors for the second half of 2010 and first half of 2011, as well as no longer charging management fees to certain affiliates of UniCredit S.pA which became effective July 1, 2010.

Incentive Income

        Incentive income was $5.1 million for the six months ended June 30, 2011, compared to $2 million in the first six months of 2010. The increase in incentive fees was a result of an increase in performance primarily from the Value and Opportunity fund and Global Credit fund which resulted in an increase in incentive fees of $2.9 million and $1.6 million, respectively, partially offset by the decrease in performance of our alternative solutions business for $1.2 million.

Interest and Dividends

        Interest and dividends increased $8.2 million to $10.4 million for the six months ended June 30, 2011, compared with $2.2 million in the first six months of 2010. The increase was primarily attributable to an increase in interest income resulting from an increase in investments in interest bearing assets in the second quarter of 2011 relative to the same period last year.

Reimbursements from Affiliates

        Reimbursements from affiliates decreased $1.5 million to $2 million for the six months ended June 30, 2011 compared with $3.5 million for the first six months of 2010. The decrease was attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.

Other Revenue

        Other revenue decreased $0.1 million to $0.9 million for the six months ended June 30, 2011, compared with $1 million in the first six months of 2010.

Consolidated Funds Revenues

        Consolidated funds revenues decreased $8.8 million to $0.3 million for the six months ended June 30, 2011 compared with $9.1 million in the first six months of 2010. The decrease was primarily attributable to a reduction in interest income from Enterprise Fund's long holdings of interest bearing securities, due to the fact that this fund has been closed and the focus has therefore been on selling positions and returning assets rather than producing investment returns.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses increased $6.7 million to $88.7 million for the six months ended June 30, 2011 compared with $82 million in the first six months of 2010. The increase was primarily attributable to an increase in head count combined with additional stock compensation expense offset by a reduction of severance expense. The compensation to revenue ratio was 72% for the six months ended June 30, 2011, compared to 74% for the first six months of 2010. The decrease in the compensation to revenue ratio was driven by the increase to the denominator of the equation as our revenues increased by 11.1%. Average headcount for the six months ended June 2011 has decreased by 1% from the first six months of 2010 due to the acquisition of LaBranche offset by employee turnover.

Interest and Dividends

        Interest and dividend expense increased $4.6 million to $5.7 million for the six months ended June 30, 2011 compared with $1.1 million in the first six months of 2010. Interest and dividends expense relates to interest on our credit facility in addition to increased trading activity with respect to the Company's holdings.

General, Administrative and Other Expenses

        General, administrative and other expenses increased $2 million to $67.5 million for the six months ended June 30, 2011 compared with $65.5 million in the first six months of 2010. The increase was primarily due to professional fees incurred in connection with the acquisition of a Luxembourg reinsurance company and transaction costs related to the LaBranche acquisition partially offset by a reversal of an accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds lead investor.

Consolidated Funds Expenses

        Consolidated funds expenses decreased $2.8 million to $1.5 million for the six months ended June 30, 2011 compared with $4.3 million in the first six months of 2010. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities, due to the fact that this fund has been closed and the focus has therefore been on selling positions and returning assets rather than producing investment returns.

Other Income (Loss)

        Other income (loss) increased $32.8 million to $46.1 million for the six months ended June 30, 2011 compared to $13.3 million in the first six months of 2010. The increase primarily relates to recording a $22.2 million bargain purchase gain in relation to the acquisition with LaBranche in June 2011. The increase is also attributable to an increase in performance of the Company's own invested capital driven by improved performance across certain investment strategies within our investment portfolio, particularly the concentrated public equity, credit, deep value and global macro strategies.

Income Taxes

        Income tax benefit amounted to a $17.8 million tax benefit for the six months ended June 30, 2011. This compares to a $0.3 million income tax expense in the first six months of 2010. The Company's tax benefit increased primarily because a consolidated subsidiary of the Company that, as part of a reinsurance service program, acquired Luxembourg reinsurance companies with deferred tax liabilities, recorded, pursuant to an Advance Tax Agreement, a deferred tax benefit upon the acquisition of these reinsurance companies.

Income (loss) Attributable to Non-controlling Interests

        Income (loss) attributable to non-controlling interests was income of $3.3 million for the six months ended June 30, 2011 compared with income of $5.5 million in the first six months of 2010. The period over period change was the result of a decrease in performance in the Consolidated Funds and therefore lower allocations of income to non-controlling interest holders.

Segment Analysis and Economic Income (Loss)

Segments

        Prior to the consummation of the Transactions, the Company conducted its operations through one reportable segment, the alternative investment management segment, which provides management services to its hedge funds, fund of funds, real estate and other investment platforms. Following the combination of Ramius and Cowen Holdings, the Company conducts its operations through two segments: an alternative investment management segment and a broker-dealer segment. The Company's alternative investment management segment currently includes its hedge funds, replication products, managed futures funds, fund of funds, real estate, cash management services, and mortgage advisory services and other investment platforms businesses, as well as CHRP, which was a legacy Cowen Group operating business prior to the Transactions. The Company's broker-dealer segment currently includes its investment banking, brokerage and equity research businesses. The condensed consolidated financial results of the Company for the three and six months ended June 30, 2011 includes two days of LaBranche's operating results related to its ETF market-making business.

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

        Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income to GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 16 to the Company's condensed consolidated financial statements included in this Form 10-Q.

        In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds (both 2011 and 2010) (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction (both 2011 and 2010) and (iii) excludes certain other acquisition-related and/or reorganization expenses (2011 only) and (iv) excludes the bargain purchase gain which resulted from the LaBranche acquisition. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities. For GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for GAAP purposes is presented gross as part of revenue.

Economic Income Revenues

        The Company's principal sources of Economic Income revenues are derived from activities in the following business segments:

        Our alternative investment management segment generates Economic Income revenues through three principal sources: management fees, incentive income and investment income from our own capital. Management fees are directly impacted by any increase or decrease in assets under management, while incentive income is impacted by our funds' performance and any increase or decrease in assets under management. Investment income from the Company's own capital is impacted by the performance of the funds and other securities in which our capital is invested. The Company periodically receives other Economic Income revenue which is unrelated to our own invested capital or our activities on behalf of the Company's funds.

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

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

        For the three months ended June 30, 2011 and 2010, the Company's alternative investment management segment includes its hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate, healthcare royalty funds, cash management services, CHRP's operating results and other investment platforms operating results.

        For the three months ended June 30, 2011 and 2010, the Company's broker- dealer segment includes its investment banking and brokerage businesses' operating results.

	Three Months Ended June 30,
	2011			2010			Total Period-to-Period
	Alternative Investment Management		Total 2011	Alternative Investment Management		Total 2010
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$14,343	$14,343	$—	$9,938	$9,938	$4,405	44.3%
Brokerage	11	24,596	24,607	—	29,794	29,794	(5,187)	(17.4)%
Management fees	15,539	—	15,539	12,187	(28)	12,159	3,380	27.8%
Incentive income (loss)	5,697	—	5,697	(450)	—	(450)	6,147	(1366.0)%
Investment income (loss)	22,810	(110)	22,700	(2,350)	(562)	(2,912)	25,612	(879.5)%
Other revenue	(278)	(203)	(481)	26	56	82	(563)	(686.6)%

Total economic income revenues	43,779	38,626	82,405	9,413	39,198	48,611	33,794	69.5%

Economic Income Expenses
Compensation and benefits	15,044	27,323	42,367	7,314	28,564	35,878	6,489	18.1%
Non-compensation expenses—Fixed	8,773	17,721	26,494	9,580	15,423	25,003	1,491	6.0%
Non-compensation expenses—Variable	6,591	5,915	12,506	356	7,200	7,556	4,950	65.5%
Reimbursement from affiliates	(989)	—	(989)	(1,897)	—	(1,897)	908	(47.9)%

Total economic income expenses	29,419	50,959	80,378	15,353	51,187	66,540	13,838	20.8%

Net economic income (loss) (before non-controlling interest)	14,360	(12,333)	2,027	(5,940)	(11,989)	(17,929)	19,956	(111.3)%
Non-controlling interest	(1,465)	—	(1,465)	—	1	—	(1,465)	NM

Economic income (loss)	$12,895	$(12,333)	$562	$(5,940)	$(11,988)	$(17,929)	$18,491	(103.1)%

Economic Income Revenues

        Total economic income revenues were $82.4 million for three months ended June 30, 2011, an increase of $33.8 million compared to economic income revenues of $48.6 million for the prior year quarter.

Alternative Investment Management Segment

        Alternative investment management segment economic income revenues were $43.8 million for the three months ended June 30, 2011, an increase of $35.4 million compared to a revenues of $9.4 million for the prior year quarter.

        Management Fees.    Management fees for the segment increased by $3.3 million to $15.5 million for the three months ended June 30, 2011 compared with $12.2 million for the prior year quarter. The increase was a result of an increase in management fees for our CHRP funds of $4.5 million, as a result of an increase in committed capital, and an increase in management fees associated with our Global Credit fund of approx. $0.5 million. These increases were partially offset by a decrease of $1.7 million as a result of continuing to returning assets to investors for the second half of 2010 and first half of 2011, as well as no longer charging management fees to certain affiliates of UniCredit S.pA which became effective July 1, 2010.

        Incentive Income (Loss).    Incentive income for the segment increased by $6.2 million to $5.7 million for the three months ended June 30, 2011 compared with loss of $0.5 million for the prior year quarter. The increase in incentive income was primarily related to a $5.9 million reversal of an accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds lead investor regardless of the fact that they have not yet met their high-water marks and an increase in real estate performance.

        Investment Income.    Investment income for the segment increased by $25.2 million to a gain of $22.8 million for the three months ended June 30, 2011 compared with loss of $2.4 million for the prior year quarter. The increase primarily resulted from the recognition of a deferred tax benefit of $18.3 million pursuant to the acquisition of a Luxembourg reinsurance company, which is reflected in Investment income in our economic income, as well as an improved performance in the firm's invested capital.

        Other Revenue.    Other revenue for the segment decreased by $0.4 million to a loss of $0.3 million for the three months ended June 30, 2011 compared with a gain of $0.1 million for the prior year quarter. The change is primarily related to foreign exchange gains/losses in relation to doing business in our foreign wholly owned subsidiaries.

Broker-Dealer Segment

        Broker-dealer segment economic income revenues decreased by $0.6 million to $38.6 million for the three months ended June 30, 2011 compared to $39.2 million for the prior year quarter. This decrease was primarily due to an increase in investment banking revenue offset by a decrease in brokerage revenue.

        Investment Banking.    Investment banking revenues increased by $4.4 million to $14.3 million for the three months ended June 30, 2011, compared to $9.9 million for the prior year quarter. During the quarter ended June 30, 2011, the Company completed eight underwriting transactions, two private capital raising transactions, and three strategic advisory transactions. During the quarter ended June 30, 2010, the Company completed eight underwriting transactions, one private capital raising transaction, and three strategic advisory transactions.

        Brokerage.    Brokerage revenues decreased by $5.2 million to $24.6 million for three months ended June 30, 2011, compared to $29.8 million for the prior year quarter. The decrease resulted primarily from decreased revenues related to our core customer facilitation related activities as cash equities volumes remained at subdued levels thus far in 2011. Aggregate NYSE and NASDAQ trading volumes declined by 28% during the quarter on a year-over-year basis.

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense increased by $6.5 million to $42.4 million for the three months ended June 30, 2011, compared to $35.9 million in the prior year quarter. The increase was primarily attributable to an increase in head count combined with additional stock compensation expense offset by a reduction of severance expense. The compensation to revenue ratio was 51% for the three months ended June 30, 2011, compared to 74% for the prior year quarter. The decrease in the compensation to revenue ratio was driven by the increase to the denominator of the equation as our revenues increased by 69.5%. Average headcount for the second quarter of 2011 has increased by 4% from the prior year quarter primarily due to the acquisition of LaBranche.

        Compensation and benefits expenses for the alternative investment management segment increased by $7.7 million to $15 million for the three months ended June 30, 2011 compared to $7.3 million in the prior year quarter. The increase is supported by an increase in the bonus accrual due to higher alternative investment management revenues in accordance with the compensation to revenue ratio. The compensation to revenue ratio was 34% for the three months ended June 30, 2011, compared to 78% for the prior year quarter. In addition, the stock compensation increased resulting in additional February 2011 equity grants offset by a decrease in severance expense.

        Compensation and benefits expenses for the broker-dealer segment decreased by $1.3 million to $27.3 million for the three months ended June 30, 2011 compared to $28.6 million in the prior year quarter. The decrease is supported by an decrease in the bonus accrual due to lower broker-dealer segment revenues in accordance with the compensation to revenue ratio. The compensation to revenue ratio was 71% for the three months ended June 30, 2011, compared to 73% for the prior year quarter.

        Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased by $1.5 million to $26.5 million for the three months ended June 30, 2011 compared to $25 million in the prior year quarter. The increase was due to increases in professional fees, increased employment expenses, and additional expenses related to the build-out of our data center offset partially by decreases in occupancy and depreciation costs due to the consolidation of our office space.

        Fixed non-compensation expenses for the alternative investment management segment decreased by $0.8 million to $8.8 million for the three months ended June 30, 2011 as compared to $9.6 million for the first quarter of prior year. Fixed non-compensation expenses for the broker-dealer segment increased by $2.3 million to $17.7 million for the three months ended June 30, 2011 as compared to $15.4 million for the first quarter of prior year.

        The following table shows the components of the non-compensation expenses—fixed, for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$218	$353	$(135)	(38.2)%
Professional, advisory and other fees	3,530	2,879	651	22.6%
Occupancy and equipment	4,987	5,868	(881)	(15.0)%
Depreciation and amortization	2,013	2,390	(377)	(15.8)%
Service fees	4,364	4,041	323	8.0%
Other	11,382	9,472	1,910	20.2%

Total	$26,494	$25,003	$1,491	6.0%

        Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased by $5 million to $12.5 million for the three months ended June 30, 2011 compared to $7.5 million in the prior year quarter. The increase was due to professional expenses incurred related to the closing of Luxembourg reinsurance deals and syndication costs related to an alternative investment asset fund, offset by a reduction in our floor brokerage and clearing costs due to lower volumes.

        The following table shows the components of the non-compensation expenses—variable, for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$2,675	$3,497	$(822)	(23.5)%
CHRP syndication costs	1,626	—	1,626	NM
Expenses related to Luxembourg reinsurance companies	4,317	—	4,317	NM
Marketing and business development	3,888	4,059	(171)	(4.2)%

Total	$12,506	$7,556	$4,950	65.5%

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased by $1 million to $0.9 million for the three months ended June 30, 2011 compared with $1.9 million in the prior year quarter. The decrease was attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.

        Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

	Six Months Ended June 30,
	2011			2010
							Total Period-to-Period
	Alternative Investment Management		Total 2011	Alternative Investment Management		Total 2010
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$29,025	$29,025	$—	$15,943	$15,943	$13,082	82.1%
Brokerage	74	52,124	52,198	—	59,369	59,369	(7,171)	(12.1)%
Management fees	29,586	—	29,586	24,774	—	24,774	4,812	19.4%
Incentive income (loss)	10,860	—	10,860	1,532	—	1,532	9,328	608.9%
Investment income (loss)	40,268	(359)	39,909	8,842	(333)	8,509	31,400	369.0%
Other revenue	974	(401)	573	(25)	180	155	418	269.7%

Total economic income revenues	81,762	80,389	162,151	35,123	75,159	110,282	51,869	47.0%

Economic Income Expenses
Compensation and benefits	32,752	52,352	85,104	23,498	53,700	77,198	7,906	10.2%
Non-compensation expenses—Fixed	15,823	32,475	48,298	18,148	31,436	49,584	(1,286)	(2.6)%
Non-compensation expenses—Variable	8,687	12,767	21,454	687	15,655	16,342	5,112	31.3%
Reimbursement from affiliates	(2,158)	—	(2,158)	(3,784)	—	(3,784)	1,626	(43.0)%

Total economic income expenses	55,104	97,594	152,698	38,549	100,791	139,340	13,358	9.6%

Net economic income (loss) (before non-controlling interest)	26,658	(17,205)	9,453	(3,426)	(25,632)	(29,058)	38,511	(132.5)%
Non-controlling interest	(1,940)	—	(1,940)	—	—	—	(1,940)	NM

Economic income (loss)	$24,718	$(17,205)	$7,513	$(3,426)	$(25,632)	$(29,058)	$36,571	(125.9)%

Economic Income Revenues

        Total economic income revenues were $162.2 million for six months ended June 30, 2011, an increase of $51.9 million compared to economic income revenues of $110.3 million for the prior year quarter.

Alternative Investment Management Segment

        Alternative investment management segment economic income revenues were $81.8 million for the six months ended June 30, 2011, an increase of $46.7 million compared to a revenues of $35.1 million for the first six months of 2010.

        Management Fees.    Management fees for the segment increased by $4.8 million to $29.6 million for the six months ended June 30, 2011 compared with $24.8 million for the first six months of 2010. The increase was a result of an increase in management fees for our CHRP funds of $7.1 million, as a result of an increase in committed capital, and an increase in management fees associated with our Global Credit fund of approx. $0.8 million. These increases were partially offset by a decrease of $3.1 million as a result of continuing to returning assets to investors for the second half of 2010 and first half of 2011, as well as no longer charging management fees to certain affiliates of UniCredit S.pA, effective July 1, 2010.

        Incentive Income (Loss).    Incentive income for the segment increased by $9.4 million to $10.9 million for the six months ended June 30, 2011 compared to $1.5 million for the first six months of 2010. The increase in incentive income was primarily related to a $5.9 million reversal of an accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds lead investor regardless of the fact that they have not yet met their high-water marks and an increase in real estate performance. The increase was also related to an increase in performance primarily from the Value and Opportunity fund and Global Credit fund which resulted in an increase in incentive fees of $2.9 million and $1.6 million, respectively. These increases were partially offset by the decrease in performance of our alternative solutions business for $1.2 million.

        Investment Income.    Investment income for the segment increased by $31.5 million to a gain of $40.3 million for the six months ended June 30, 2011 compared with gain of $8.8 million for the first six months of 2010. The increase primarily resulted from the recognition of a deferred tax benefit of $18.3 million pursuant to the acquisition of a Luxembourg reinsurance company, which is reflected in Investment income in our economic income, as well as an improved performance in the firm's invested capital.

        Other Revenue.    Other revenue for the segment increased by $1.1 million to a gain of $1 million for the six months ended June 30, 2011 compared with a loss of $0.1 million for the first six months of 2010. The change is primarily related to foreign exchange gains/losses in relation to doing business in our foreign wholly owned subsidiaries.

Broker-Dealer Segment

        Broker-dealer segment economic income revenues increased by $5.2 million to $80.4 million for the six months ended June 30, 2011 compared to $75.2 million for the first six months of 2010. This increase was primarily due to and increase in investment banking revenue offset by a decrease in brokerage revenue.

        Investment Banking.    Investment banking revenues increased by $13.1 million to $29 million for the six months ended June 30, 2011, compared to $15.9 million for the first six months of 2010. During the six months ended June 30, 2011, the Company completed twenty underwriting transactions, three private capital raising transactions, four strategic advisory transactions, and one debt financing transaction. During the six months ended June 30, 2010, the Company completed twelve underwriting transactions, two private capital raising transactions, and seven strategic advisory transactions.

        Brokerage.    Brokerage revenues decreased by $7.3 million to $52.1 million for six months ended June 30, 2011, compared to $59.4 million for the first six months of 2010. The decrease resulted primarily from decreased revenues related to our core customer facilitation related activities as cash equities volumes remained at subdued levels thus far in 2011. Aggregate NYSE and NASDAQ trading volumes declined by 20% during the first six months of 2011 compared to the same period in 2010.

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense increased by $7.9 million to $85.1 million for the six months ended June 30, 2011, compared to $77.2 million in the first six months of 2010. The increase was primarily attributable to an increase in head count combined with additional stock compensation expense offset by a reduction of severance expense. The compensation to revenue ratio was 52% for the six months ended June 30, 2011, compared to 70% for the prior year period. The decrease in the compensation to revenue ratio was driven by the increase to the denominator of the equation as our revenues increased by 47%. Average headcount for the six months ended June 2011 has decreased by 1% from the first six months of 2010 due to the acquisition of LaBranche offset by employee turnover.

        Compensation and benefits expenses for the alternative investment management segment increased by $9.3 million to $32.8 million for the six months ended June 30, 2011 compared to $23.5 million in the first six months of 2010. The increase is supported by an increase in the bonus accrual due to higher alternative investment management revenues in accordance with the compensation to revenue ratio. The compensation to revenue ratio was 40% for the six months ended June 30, 2011, compared to 67% for the prior year quarter. In addition, the stock compensation increased resulting in additional February 2011 equity grants offset by a decrease in severance expense.

        Compensation and benefits expenses for the broker-dealer segment decreased by $1.3 million to $52.4 million for the six months ended June 30, 2011 compared to $53.7 million in the first six months of 2010. The decrease is supported by an decrease in the compensation to revenue ratio during 2011. The compensation to revenue ratio was 65% for the six months ended June 30, 2011, compared to 71% for the prior year quarter.

        Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased by $1.3 million to $48.3 million for the six months ended June 30, 2011 compared to $49.6 million in the first six months of 2010. The decrease was due to decreases in occupancy costs and general efficiencies received in relation to the November 2009 Ramius/Cowen transaction, offset by increases in professional fees.

        Fixed non-compensation expenses for the alternative investment management segment decreased by $2.3 million to $15.8 million for the six months ended June 30, 2011 as compared to $18.1 million for the first six months of 2010. Fixed non-compensation expenses for the broker-dealer segment increased by $1.1 million to $32.5 million for the six months ended June 30, 2011 as compared to $31.4 million for the first six months of 2010.

        The following table shows the components of the non-compensation expenses—fixed, for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$435	$469	$(34)	(7.2)%
Professional, advisory and other fees	6,447	5,267	1,180	22.4%
Occupancy and equipment	10,104	11,513	(1,409)	(12.2)%
Depreciation and amortization	4,069	4,884	(815)	(16.7)%
Service fees	7,976	7,853	123	1.6%
Other	19,267	19,598	(331)	(1.7)%

Total	$48,298	$49,584	$(1,286)	(2.6)%

        Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased by $5.2 million to $21.5 million for the six months ended June 30, 2011 compared to $16.3 million in the first six months of 2010. The increase was due to professional expenses incurred related to the closing of Luxembourg reinsurance deals, syndication costs related to an alternative investment asset fund, and increased conference related expenses, offset by a reduction in our floor brokerage and clearing costs due to lower volumes.

        The following table shows the components of the non-compensation expenses—variable, for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$5,708	$8,442	$(2,734)	(32.4)%
CHRP syndication costs	2,698	—	2,698	NM
Expenses related to Luxembourg reinsurance companies	4,862	—	4,862	NM
Marketing and business development	8,186	7,900	286	3.6%

Total	$21,454	$16,342	$5,112	31.3%

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased by $1.6 million to $2.2 million for the six months ended June 30, 2011 compared with $3.8 million in the first six months of 2010. The decrease was attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.

        Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.

Liquidity and Capital Resources

        We continually monitor our liquidity position. The working capital needs of the Company's business have been met through current levels of equity capital, current cash and cash equivalents, and anticipated cash generated from our operating activities, including management fees, incentive income, returns on the Company's own capital, investment banking fees and brokerage commissions. The Company expects that its primary working capital liquidity needs over the next twelve months will be to pay our operating expenses, primarily consisting of compensation and benefits and general and administrative expenses and provide capital to facilitate the growth of our existing business.

        Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2011, we had cash and cash equivalents of $110.2 million, which includes $51.6 million held in foreign subsidiaries, and net liquid investment assets of $276.3 million.

        The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year in February.

        As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Impacting Our Business" we have entered into a modification agreement with affiliates of Unicredit S.p.A and it is not expected to have a material impact on the Company's liquidity and capital resources.

        As of June 30, 2011, the Company had unfunded commitments of $6.6 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The

Company also has committed to invest $41 million to the funds managed by Cowen Healthcare Royalty Partners (the "CHRP Funds") as a limited partner of the CHRP Funds and also as a member of CHRP GP, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through June 30, 2011, the Company has funded $19.5 million towards these commitments. In April 2011, the Company committed $15 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of June 30, 2011 the Company's unfunded commitment to Starboard Value and Opportunity Fund LP is $13.7 million. Such commitment can be called at any time, subject to advance notice.

        Due to the nature of the securities business and our role as a market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, due to the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

        As a registered broker-dealer, Cowen and Company, LLC ("Cowen and Company") is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1 million. Cowen and Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2011, Cowen and Company had total net capital of approximately $42.9 million, which was approximately $41.9 million in excess of its minimum net capital requirement of $1 million.

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

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the FSA of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At June 30, 2011, Ramius UK's Financial Resources of $4.3 million exceeded its minimum requirement of $0.6 million by $3.7 million. At June 30, 2011, CIL's Financial Resources of $4.5 million exceeded its minimum requirement of $2.3 million by $2.2 million.

        CCAL (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At June 30, 2011, CCAL's Financial Resources of $0.9 million exceeded the minimum requirement of $0.1 million by $0.8 million.

        As a registered broker-dealer and FINRA member firm, Cowen Capital LLC (formerly known as LaBranche Capital, LLC) is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. Cowen Capital LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $1 million or 2% of aggregate indebtedness, as defined. As of June 30, 2011, Cowen

Capital LLC's net capital, as defined, was $33.3 million, which exceeded minimum requirements by $32.3 million. Cowen Capital LLC's aggregate indebtedness to net capital ratio was 0.16 to 1.

        As a registered broker dealer in the United Kingdom, Cowen International Trading Limited ("CITL") (formerly known as LaBranche Structured Products Europe Limited) is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority ("FSA") in the United Kingdom. In calculating regulatory capital, CITL's capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a company's financial strength from a regulator's point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder's Equity. As of June 30, 2011, Tier 1 capital, as defined, was $51.2 million which exceeded the total variable capital requirement by $28 million. This Tier 1 capital included a loan to Cowen Structured Holdings Inc. (formerly known as LaBranche Structured Holdings, Inc.) by CITL as of February 2011, in the aggregate principal amount of $11.9 million.

        As a registered corporation under the Hong Kong Securities and Futures Ordinance, Cowen Structured Products Hong Kong Limited ("CSPH") (formerly known as LaBranche Structured Products Hong Kong Limited) is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules ("FRR"). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at June 30, 2011) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at June 30, 2011) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of June 30, 2011, CSPH's liquid capital, as defined was $2.7 million, which exceeded its minimum requirements by $2.3 million.

        The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.

        The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase ("Repurchase Agreements") as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As at June 30, 2011, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of June 30, 2011 and December 31, 2010.

        There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of June 30, 2011 and December 31, 2010:

As of June 30, 2011
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Inc bearing interest of (0.3)% - 0.08% due on July 1, 2011*	$77,333

Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.52625% - 1.58125% due on January 31, 2012 to June 25, 2012	49,450
Agreements with Barclays Inc bearing interest of (0.02)% - 0.12% due on July 1, 2011*	119,989

$169,439

*
The repurchase date is open and the agreement can be terminated by either party at any time. The agreement continues on a day-to-day basis.

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

$192,165

Cash Flows Analysis

        The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation, general and administrative expenses and payments of interest and principal under the former line of credit.

        Operating Activities.    Net cash provided by operating activities of $147.6 million for the six months ended June 30, 2011 was predominately related to an increase in cash held at brokers and cash acquired upon the acquisition of LaBranche, partially offset by cash used to pay for year end bonuses included in compensation payable and payments for purchases of securities related to proprietary capital. Net cash used in operating activities of $76.7 million for the six months ended June 30, 2010 was predominately related to cash used to pay for year-end bonus accruals included in compensation payable and payments for purchases of securities related to proprietary capital.

        Investing Activities.    Net cash provided by investing activities of $15.1 million for the six months ended June 30, 2011 was primarily from increased repurchase agreement activity. Net cash provided by investing activities of $2.4 million for the six months ended June 30, 2010 was primarily due to the proceeds from sale of other investments.

        Financing Activities.    Net cash used in financing activities for the six months ended June 30, 2011 was $88.9 million primarily related to increased repurchase agreement activity, repayments on the line of credit and payments by the consolidated funds to investors for capital withdrawals. Net cash used in financing activities for the six months ended June 30, 2010 was $57.7 million primarily related to a repayment on the line of credit and payments by the consolidated funds for capital withdrawals.

Short-Term Borrowing and Other Debt

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50 million aggregate loan commitment amount available. The first borrowing under this line occurred on June 30, 2009. As of June 30, 2011 and December 31, 2010, the Company had borrowings of nil and $24 million, respectively. At the Company's election and discretion, borrowings under the 2009 collateralized revolving credit agreement bear interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. The 2009 collateralized revolving credit agreement was to mature on September 29, 2011. However, during 2011, the Company agreed to repay in full its obligations pursuant to the credit agreement and HVB AG agreed to terminate the credit agreement. On June 27, 2011, the Company fully repaid the then borrowing amount outstanding of $23 million and the credit agreement was terminated as of that date. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of June 30, 2011 and during the period from June 3, 2009 through June 27, 2011 the Company was in compliance with these covenants. The Company's investment in Enterprise Master through the Enterprise Fund had been pledged as collateral under the line of credit. Upon termination of the credit agreement on June 27, 2011, the Company's collateral pledge to HVB AG was released and the Company is no longer subject to the restrictive covenants contained in the credit agreement.

        Interest incurred on the Company's lines of credit was $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and was $0.4 million and $0.1 million for the six months ended June 30, 2011 and 2010.

        In November 2010, the Company borrowed $0.6 million and $1.5 million to fund insurance premium payments. These notes bear interest at 5.05% and 4.95%, respectively and are due in October of 2011. As of June 30, 2011, the outstanding balance on these combined notes payable was $0.4 million. Interest expense for the three months and six months ended June 30, 2011 was not significant.

        The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of June 30, 2011, the remaining balance on these capital leases was $5.9 million. Interest expense for the three months and six months ended June 30, 2011 was $0.1 million.

        As of June 30, 2011 the Company has six irrevocable letters of credit, for which there is cash or bond collateral pledged, including (i) $50,000, which expires on July 12, 2011, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2012, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease and (iii) $82,000, which expires on May 12, 2012, supporting the Company's San Francisco office and (iv) $1.2 million which expires on August 31, 2011, supporting the Company's lease of additional office space in New York (v) $6.7 million, which expires December 12, 201, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit at a rate equal to 0.5%, and (vi) $0.9 million which expires May 25, 2017, supporting the lease of additional office space in New York.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as of June 30, 2011. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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

Critical Accounting Policies and Estimates

        Critical accounting policies are those that require the Company to make significant judgments, estimates or assumptions that affect amounts reported in its condensed consolidated financial statements or the notes thereto. The Company bases its judgments, estimates and assumptions on current facts, historical experience and various other factors that the Company believes to be reasonable and prudent. Actual results may differ materially from these estimates.

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

Revenue Recognition

        The Company generates through several principal sources as more fully described below:

  Management fees

        The Company earns management fees from funds and managed accounts for which serves as the investment manager or general partner, generally, based on a fixed percentage of net asset value, committed capital or invested capital. Management fees are based on contractual terms specified in the underlying investment management agreements with each specific fund or managed account. Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. Management fees earned from our fund of funds products and certain portfolio funds are based and initially calculated on estimated net asset values and actual fees ultimately earned could be impacted to the extent of any changes in these estimates.

  Incentive Income

        The Company earns incentive income based on net profits (as defined in the respective investment management agreements) of certain of the Company's funds and managed accounts, allocable for each fiscal year to the extent, in most cases, that net profits exceed cumulative unrecovered net losses, if any, that have carried forward from prior years. For the products we offer, incentive income earned is typically 20% for hedge funds and 10% for fund of funds (in certain cases in excess of a benchmark), in each case, of the net profits earned for the full year that are attributable to each fee-paying investor. Incentive income on real estate investments is earned in the year of a sale or realization of a private investment. Incentive income in the CHRP Funds is earned only after investors receive a full return of their capital plus a preferred return.

        In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a "high-water mark." The Company has elected to record incentive income revenue in accordance with "Method 2" of the Financial Accounting Standards Board ("FASB") accounting standards. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in a quarter's condensed consolidated statement of operations may be subject to reversal in a subsequent quarter as a result of subsequent negative investment performance prior to the conclusion of the fiscal year, when all contingencies have been resolved. As a result of negative investment performance in 2008, and in the case of certain real estate funds, in 2009, the Company entered 2010 with high-water marks in certain of its fund products. These high-water marks require the funds to recover cumulative losses before the Company could begin to earn incentive income in 2010 and beyond with respect to the investments of investors who previously suffered losses. In 2010, the Starboard Value and Opportunity Funds surpassed their high water marks and the Company began to earn incentive income again on these products.

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

  Legal Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with FASB accounting standards. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. The condensed consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 13 to the Company's condensed consolidated financial statements for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.

Recently adopted accounting pronouncements

        For a detailed discussion, see Note 3g. "Recently adopted accounting pronouncements" in our condensed consolidated financial statements for the quarter ended June 30, 2011 and "Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 14, 2011.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        During the three months and six months ended June 30, 2011, except as described below, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. For a detailed discussion concerning our market risk, see the information below together with Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K.

Our ETFs Market-Making Risk Management Process

        As a market-maker in ETFs through Cowen Capital LLC (formerly known as LaBranche Capital, LLC), Cowen International Trading Limited (formerly known as LaBranche Structured Products Europe Limited) and Cowen Structured Products Hong Kong Limited (formerly known as LaBranche Structured Products Hong Kong Limited), we trade as principal. In our market-making function, we bring immediacy and liquidity to the markets when we participate. Our market-making activities expose us to certain risks, including, but not limited to, price fluctuations and volatility.

        In connection with these market-making activities, we are engaged in various securities trading and lending activities and assume positions in stocks, rights, options, ETFs, U.S. Government securities, corporate securities, futures and foreign currencies for which we are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. We are also exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading in the markets on which we conduct our trading activities. Additionally, in the event of nonperformance and unfavorable market price movements, we may be required to purchase or sell financial instruments at a loss.

        We enter into various transactions involving derivatives and off balance sheet financial instruments. These financial instruments include forwards and foreign exchange contracts, exchange traded and over-the-counter options, and swaps. Derivative transactions are entered into for trading purposes, including to hedge market, industry, sector and geographical risks associated with our market-making activities. Our derivatives trading activities exposes us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets.

        Our traders purchase and sell futures, options, the stocks underlying certain ETF and other derivative securities positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our ETFs market-making activities and our global derivatives arbitrage business, are responsible for monitoring these risks. These managers utilize proprietary and third-party software applications, as well as information received directly from the traders, to monitor market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to ensure that our traders operate within the parameters set by management. Furthermore, our aggregate risk in connection with our ETFs and other principal derivatives securities trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position is observed by the chief risk officer, he communicates the issue to senior management, who communicate with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate risk exposure. Our ETFs and other securities trading are primarily executed on national and foreign exchanges but also at times executed as OTC transactions. These trades clear through the Depository Trust Clearing Corporation, the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable foreign exchange clearing organization, all of which reduce potential credit risk.

Item 4.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2011.

        Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information reflects developments with respect to the Company's legal proceedings that occurred in the second quarter of 2011. These items should be read together with the Company's discussion in Note 13 "Commitments, Contingencies and Guarantees—Litigation," in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as well as Note 12 "Commitments and Contingencies—Litigation" in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part 1, Item 1 and the Company's discussion set forth under Legal Proceedings in Part 2, Item 1 of the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

  Adelphia Litigation

        On June 1, 2011, Société Générale, which was liable for any losses in the Adelphia litigation pursuant to the Indemnification Agreement by and between Cowen and Société Générale, entered into a settlement agreement with the Huff plaintiffs. On July 18, 2011, the SDNY so ordered the settlement stipulation and dismissal of Société Générale from the lawsuit. No settlement contribution was made by Cowen Group.

  CardioNet Litigation

        On May 12, 2011, the Issuer-Defendants filed a demurrer, which was joined by the Underwriter-Defendants, including Cowen and Company. Plaintiffs filed an opposition on July 11, 2011. Cowen Group's reply is due August 1, 2011. The hearing on the demurrer is scheduled for September 2, 2011. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

  China Sunergy

        On May 13, 2011, the SDNY issued its final order approving the Stipulation and Agreement of Settlement.

  WorldSpace Litigation

        On June 29, 2011, the SDNY ordered that motions for summary judgment are due December 2, 2011. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

  LaBranche Litigation

        On May 2, 2011, counsel for the parties to the consolidated lawsuit reached an agreement in principle to settle the consolidated lawsuit reflected in a memorandum of understanding. In connection with the settlement, LaBranche and Cowen Group agreed to make certain additional disclosures in the Form S-4 filed in connection with the LaBranche transaction. The memorandum of understanding also contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will contain customary releases and will be subject to customary conditions, including approval by the Court. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the acquisition, the Merger Agreement and any disclosure made in connection therewith. In addition, in connection with the settlement and as provided in the memorandum of understanding, the parties contemplate that plaintiffs' counsel will seek an award of attorneys' fees and expenses as part of the settlement.

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

  Alphatec Litigation

        On April 18, 2011, the Underwriter Defendants filed a motion to dismiss the complaint as against the Underwriter Defendants. On June 6, 2011, Plaintiffs filed their opposition to the motion to dismiss. And on June 27, 2011, the Underwriter Defendants filed their reply. The hearing on the motion to dismiss is set for August 29, 2011. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

  Lehman Brothers

        Given the additional market information available to Ramius, Ramius has decided to value its total net equity claim as follows: The LBI claim was valued at 56% which represented the present value of the mid-point between what the Company believed were reasonable estimates of the low-side and high-side potential recovery rates with respect to its LBI exposure while LBIE claims were valued as follows: (i) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement ("CRA"), (ii) the trust assets that are not within the control of LBIE and are not believed to be held through LBI were valued at 48% with respect to US denominated Assets and 48% with respect to foreign denominated Assets, which represented the Company's estimate of potential recovery rates (iii) the remaining unsecured claims against LBIE were valued at 48%, which represented the Company's estimate of potential recovery rates with respect to this exposure using available market quotes.

  In re NYSE Specialists Securities Litigation

        On or about October 16, 2003 through December 16, 2003, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York by persons or entities who purchased and/or sold shares of stocks of NYSE listed companies, including Pirelli v. LaBranche & Co Inc., et al., No. 03 CV 8264, Marcus v. LaBranche & Co Inc., et al., No. 03 CV 8521, Empire v. LaBranche & Co Inc., et al., No. 03 CV 8935, and California Public Employees' Retirement System (CalPERS) v. New York Stock Exchange, Inc., et al., No. 03 CV 9968. On March 11, 2004, a fifth action asserting similar claims, Rosenbaum Partners, LP v. New York Stock Exchange, Inc., et al., No. 04 CV 2038, was also filed in the United States District Court for the Southern District of New York by an individual plaintiff who does not allege to represent a class.

        On May 27, 2004, the court consolidated these lawsuits under the caption In re NYSE Specialists Securities Litigation, No. CV 8264. The court named the following lead plaintiffs: CalPERS and Empire Programs, Inc.

        On September 15, 2004, plaintiffs filed a Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty, alleging that they represent a class consisting of all public investors who purchased and/or sold shares of stock listed on the NYSE from October 17, 1998 to October 15, 2003. Plaintiffs allege that LaBranche & Co Inc., LaBranche & Co. LLC, Mr. LaBranche, other NYSE specialist firms, including Bear Wagner Specialists LLC, Fleet Specialist, Inc., SIG Specialists, Inc., Spear, Leeds & Kellogg Specialists LLC, Performance Specialist

Group, LLC and Van der Moolen Specialists USA, LLC, and certain parents and affiliates of those firms, and the NYSE, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by failing to disclose alleged improper specialist trading that was the subject of specialist trading investigations by the SEC and NYSE, improperly profiting on purchases and/or sales of NYSE listed securities, and breaching and/or aiding and abetting breaches of fiduciary duty. Section 20(a) control person claims also are alleged, including against LaBranche & Co Inc., LaBranche & Co. LLC and Mr. LaBranche. Plaintiffs seek unspecified money damages, restitution, forfeiture of fees, commissions and other compensation, equitable and/or injunctive relief, including an accounting and the imposition of a constructive trust and/or asset freeze on trading proceeds, and attorneys' fees and reimbursement of expenses.

        On December 12, 2005, motions to dismiss were granted in part and denied in part. The court dismissed plaintiffs' Section 10(b) and Section 20(a) claims against all defendants for conduct that occurred before January 1, 1999 and dismissed plaintiffs' breach of fiduciary duty claims against all defendants. The court also dismissed all claims against the NYSE and certain claims against certain parents and affiliates of specialists other than LaBranche & Co. LLC.

        On February 2, 2006, plaintiffs filed an Amended Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty, adding Robert A. Martin as a plaintiff. This complaint is otherwise identical to plaintiffs' Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty.

        On February 23, 2006, LaBranche & Co Inc., LaBranche & Co. LLC, Mr. LaBranche and the other defendants in the case filed answers to plaintiffs' Amended Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty, denying liability and asserting affirmative defenses.

        On February 22, 2007, the court removed Empire Programs, Inc. as co-lead plaintiff, leaving CalPERS as the sole lead plaintiff.

        On June 28, 2007, CalPERS moved for class certification of "all persons and entities who submitted orders (directly or through agents) to purchase or sell NYSE-listed securities between January 1, 1999 and October 15, 2003, which orders were listed on the specialists' display book and subsequently disadvantaged by defendants," and for the certification of CalPERS and Market Street Securities Inc. as class representatives.

        On September 18, 2007, the United States Court of Appeals for the Second Circuit reinstated certain of the claims against the NYSE that previously had been dismissed.

        On March 14, 2009, the court granted CalPERS' motion for class certification.

        On April 13, 2009, LaBranche & Co Inc., LaBranche & Co. LLC, Mr. LaBranche and the other specialist firm defendants and their affiliates filed a petition in the United States Court of Appeals for the Second Circuit, pursuant to Federal Rule of Civil Procedure 23(f), for permission to appeal the class certification order. On October 1, 2009, the Second Circuit denied the petition, and, on October 21, 2009, LaBranche & Co Inc., LaBranche & Co. LLC, Mr. LaBranche and the other specialist firm defendants and their affiliates filed a motion for reconsideration. On February 24, 2010, the Second Circuit denied this motion for reconsideration.

        On October 5, 2009, CalPERS and the NYSE informed the court that they had agreed to settle all claims against the NYSE.

        On or about March 31, 2010, CalPERS and the NYSE submitted a stipulation of settlement to the Court, not involving any money payment by the NYSE to CalPERS. On April 2, 2010, the Court approved this settlement, and, on April 6, 2010, the Court entered a final judgment dismissing CalPERS's claims against the NYSE with prejudice.

        The parties participated in non-binding mediation during May 2011 through early July 2011.

  NYSE Regulation proceeding against LSP and former trader

        On June 11, 2010, NYSE Regulation, Inc.'s Division of Enforcement ("NYSE Regulation"), on behalf of NYSE Amex, LLC ("NYSE Amex") and NYSE Arca Equities, Inc. ("NYSE Arca"), commenced a proceeding against LSP and LSP's former head of options trading alleging, during the period from March 2005 through July 2007, violations of Regulation SHO Rule 203(b)(1), by allegedly effecting short sales of "threshold securities" without first locating shares to borrow, allegedly in improper reliance upon Regulation SHO's market maker exemption from locate requirements; Regulation SHO Rule 203(b)(3), by allegedly entering closing transactions that failed to properly close out fail-to-deliver positions in the "threshold securities;" and Part 224 of the Federal Reserve Board Rules ("Regulation X"), by allegedly causing LSP's clearing firm to improperly extend LSP "good faith margin" as a market maker. NYSE Regulation also alleges, during the period from September 18, 2008 to October 8, 2008, violations of Section 12(k)(4) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission's September 18, 2008 Emergency Order that banned the short selling of securities of financial services companies, by improperly relying on an exemption that would enable short sales of the common stock of financial services companies. NYSE Regulation also alleges, during both of these time periods, violations of AMEX Rule 320 and NYSE Arca Rule 6.18(b), by allegedly failing to supervise these trading activities to comply with the rules alleged to have been violated.

        On May 4, 2010, FINRA entered into an agreement to assume responsibility for the surveillance and enforcement functions of NYSE Euronext, including those of NYSE Amex and NYSE Arca, and FINRA replaced NYSE Regulation, Inc. as the Complainant in the proceeding against LSP and its former trader.

        On July 27, 2010, the Respondents filed a Joint Answer with NYSE Amex and NYSE Arca, denying all allegations and asserting defenses.

        On February 4, 2011, NYSE Arca filed a Notice of Discontinuance with respect its action against LSP and its former trader, and NYSE Amex continued the proceeding.

        Also on February 4, 2011, NYSE Amex filed an Amended Charge Memorandum against LSP and its former trader. The Amended Charge Memorandum withdrew the previous charge under Regulation X. On March 4, 2011, the Respondents filed a Joint Answer to the Amended Charge Memorandum, denying all allegations and asserting defenses.

        On March 30, 2011, FINRA and the Respondents reached an agreement in principal to settle the proceeding, subject to negotiation of a Stipulation and Consent to Penalty and approval by the FINRA Hearing Board.

        On May 26, 2011, FINRA and the Respondents entered into a Stipulation and Consent to Penalty to settle the matter without admitting or denying any of the allegations or findings. On June 24, 2011, the FINRA Hearing Board approved the settlement.

Item 1A.    Risk Factors

        The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 as well as those set forth below relating to our recently acquired market-making business. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Risks Related to Our Broker-Dealer Business

The market structure in which our market-making business operates may continue to change or lose its viability, making it difficult for this business to achieve or maintain profitability.

        Market structure changes have had an adverse affect on the results of operations of our market-making business. These changes may make it difficult for us to maintain and/or predict levels of profitability of, or may cause us to generate losses in, our market-making business. The most notable recent events that could have or have had a direct impact on our market-making business are the proposal for a stock and options transactions tax by the Obama administration, the NYSE's new market model, which commenced in late December 2008, the NYSE's mergers with Archipelago and Euronext in 2006 and 2007 and the pending merger of the NYSE with the Deutsche Borse, the 2008 merger of NYSE Regulation and the NASD, forming FINRA, SEC emergency rulemaking with respect to Regulation SHO and the SEC's structural changes in the U.S. equity trading markets.

        Further, the internalization of orders, in which large brokerage firms are able to cross trades among their large client bases without directing any business to the major exchanges and marketplaces, has restricted order flow and, consequently, our market-making business' ability to participate in trades, as could significant declines in order flow due to redemptions at large funds and investors exiting the markets, such as those that occurred in 2008 and 2009.

The growth of electronic trading and the introduction of new technology in the markets in which our market-making business operates may adversely affect this business and may increase competition.

        The continued growth of electronic trading and the introduction of new technologies, such as our options, and ETFs market-making algorithms, is changing our market-making business and presenting new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems. It appears that the trend toward alternative trading systems will continue to accelerate. This acceleration could further increase program trading, increase the speed of transactions and decrease our ability to participate in transactions as principal, which would reduce the profitability of our market-making business. Some of these alternative trading systems compete with our market-making business, and we may experience continued competitive pressures in these and other areas. Significant resources have been invested in the development of our electronic trading systems and we expect this to continue, but there is no assurance that the revenues generated by these systems will yield an adequate return on the investment, particularly given the increased program trading and increased percentage of stocks trading off of the historically manual trading markets.

        Our market-making technology, which was designed to trade on various exchanges and marketplaces, is limited by the systems with which it interacts. This means that there are times when system failures on the exchanges on which we operate have had an impact on the profitability of our market-making business. We cannot provide assurance that any of these exchanges will be able to understand or agree that those losses were in fact caused by their systems failures or will be able to reimburse us for all losses incurred as a result of their systems failures on a timely basis, or at all, any of which could adversely affect the results of operations of our market-making business. In addition, the exchanges' systems failures could result in erroneous regulatory investigations that could be generated by false exception reports by the market surveillance groups of those exchanges.

An inability to timely or successfully develop enhanced proprietary trading systems and increases in electronic trading on other exchanges for our market-making businesses, may adversely affect the profitability of our market-making business.

        As the securities trading marketplace has become almost completely automated, we have developed or acquired electronic trading capabilities which allow us to interact with electronic order flow, and to engage in market-making transactions in options, ETFs and other derivative product in other markets, such as the NYSE Amex Exchange, the NYSE Arca Exchange, the NYBOT, the Comex and other options and derivative product exchanges, which have introduced their own version of a fully or mostly automated market in order to comply with Regulation NMS. All of these electronic-based markets have required us to expend significant programming efforts and resources to transact business in the electronic marketplace. Throughout this process, we have internally developed trading systems to interact on these markets and these systems. Our market-making business has experienced declines in revenues and/or has generated losses at times under these conditions, and may experience further declines in trading or revenues as the new markets models and electronic trading platforms emerge. It is still early in the new electronic trading environment to fully determine the successes or failures of these trading technologies and their effect on the profitability of our market-making business. We have also developed internal fair value programs designed to enable us to provide competitive quotations on request from other broker-dealers in our derivative product market-making business quickly and efficiently. We cannot guarantee that these fair value models and programs will be effective or competitive in comparison to other similar market-makers and our ability to compete in this area may depend on the resources we devote to these programs and the talent of our personnel. Our ability to compete with other market-making firms may be adversely affected if others are able to more quickly and efficiently make markets better than we can.

        We have developed and are continuing to develop more advanced trading technologies to trade opportunistically in our market-making business while continuing to comply with our obligations in our other market-making activities in options and ETFs. There can be no assurance that our internally-developed market-making algorithms do not have errors or can always monitor or prevent rule violations. In addition, we cannot assure you that our trading algorithms cannot have flaws or that our quality assurance procedures will always catch those flaws, which could result in algorithmic trading programs that generate losses in a short or prolonged timeframe. In the event all violations or losses cannot be prevented, these trading programs may expose us to regulatory fines and penalties by exchange regulatory authorities or expose our market-making business to significant trading losses.

        We cannot assure that our more advanced trading systems, even if they perform as designed, will be profitable due either to the changing nature of the marketplace or changes in exchange and/or securities rules or laws. We also cannot provide assurance that these proprietary trading systems will enable our market-making business to compete effectively with its direct competitors, who may have better or more advanced technology. The profitability of our market-making business and its ability to compete may depend on the ability of our personnel to effectively adapt these advanced trading systems to changes in the marketplace, while adequately maintaining our market-making obligations. In the event we cannot successfully build and adapt this trading technology, the results of operations of our market-making business may be adversely affected.

The future success of our market-making business will depend on the ability to upgrade information and communications systems, and any failure to do so could harm the profitability of this business.

        The development of complex communications systems and new technologies, including Internet-based technologies, may render our existing information and communications systems outdated. In addition, our information and communications systems must be compatible with those of the NYSE Arca Exchange, the NYSE Amex Exchange, the Comex and the other exchanges on which we conduct our market-making business. As a result, when those exchanges upgrade their systems, we will need to make corresponding upgrades. For example, in recent years, the NYSE made numerous changes to its trading technologies, both major and minor, in its discretion. Some of these changes required us to adapt our trading technology, with processes that can at times be time consuming and costly and that often carried risks associated with high frequency trading algorithms, such as coding errors, system malfunctions, quality assurance testing errors and technology glitches. The CBOE stock exchange also made many upgrades to its communication and trading systems in 2010, with which we had difficulty adjusting our communication systems. These same types of errors and system issues can arise in our general trading algorithm technology development lifecycle, as well. The future success of our market-making business will depend on our ability, on a cost-effective basis, to timely and competitively respond to changing technologies. Our failure to do so could have an adverse effect on this business and its operating results.

Failures in the trading algorithms of our broker-dealer business and their development processes could adversely affect the trading and profitability of our broker-dealer business.

        As both national and international financial markets have become and continue to become more automated, we are increasingly dependent on our electronic trading systems to effectively compete. This is especially true in our broker-dealer business due to the high frequency nature of trades and due to our obligations and desire to interact with high-paced order flow. We have internally developed trading algorithms to interact with the faster, more electronic order flow and employ significant personnel dedicated to the trading algorithm development process. Our development process entails communications among management at each of our broker-dealers, traders, compliance personnel and the coders to ensure that the development of our trading programs are adequately designed to achieve the goals of our business, as well as to comply with securities rules and regulations. If there are any failures in this communication process our trading technologies could not be efficient or profitable, or may expose us to liability for rule violations.

        In addition, once the goals of the trading technology are communicated, we have a development process to code and implement our trading algorithms. This process includes the following:

  •
  change initiation for development, bugs and enhancements;

  •
  ongoing reviews of the software development lifecycle;

  •
  quality assurance checks, including testing procedures; and

  •
  production migration procedures.

        It is possible that some employees in our technology development process may not adequately follow our procedures or, even if all procedures are followed, it is possible that coding errors pass through our procedures undetected. This risk is enhanced by the fact that certain exchanges do not provide us with a test environment to run our algorithms other than "live" production. If our procedures are not followed by our employees or if undetected errors are implemented, our high frequency algorithms could potentially cause errors that, if not immediately detected, could result in significant trading losses and/or regulatory investigations. Any such event could have an adverse effect on the operations or profitability of our broker-dealer business.

Risks associated with our market-making trading transactions could result in trading losses.

        A majority of our market-making revenues are derived from our trading for our own account as principal. We may incur trading losses relating to these activities, since each trade primarily involves the purchase, sale or short sale of securities for our own account. In any period, we may incur trading losses in a significant number of our market-making options, ETFs, and/or the underlying securities such as stocks, foreign currencies and other derivatives for a variety of reasons, including price declines, lower trading volumes and the required performance of our obligations. From time to time, our market-making business has large position concentrations in securities of a single issuer or issuers engaged in a specific industry due to our obligations as market-maker or otherwise. In general, because our inventory of securities is marked-to-market on a daily basis, any downward price movement in these securities results in an immediate reduction of our revenues and operating results. For example, during and following the "flash crash" in May 2010 caused by algorithmic trading in the market place, many of our positions lost significant value and caused us to generate losses. Our market-maker trading in options, ETFs, other derivative instruments and foreign currencies also exposes us to certain additional risks associated with such factors as price fluctuations, foreign exchange currency movements, changes in the liquidity of markets, volatility and counterparty credit. We cannot be sure that the risk management procedures and technology of our market-making business have been formulated properly to identify or completely limit our risks and, even if formulated properly, we cannot be sure that we will successfully capture all of the risk associated with our market-making business, including fast and large market movements. As a result, this business may not be able to manage these risks successfully or avoid trading losses.

Derivative transactions may expose our market-making business to unexpected risk and potential losses.

        We are party to a large number of derivative transactions, many of which are intended to hedge our market-making risk, including credit derivatives, which require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, we are subject to the risk that our market-making business may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.

Regulatory rules related to our market-making businesses require us to make unprofitable trades and refrain from making profitable trades.

        Our role as a market maker, at times, may result in our making trades that adversely affect the operating results of our market-making business. For example, we may act as a principal when buyers or sellers outnumber each other and take a position counter to the market in order to stem an imbalance in the market. By having to support an orderly market, maintain inventory positions and refrain from trading under some favorable conditions, we are subject to risk. Our market-making compliance systems, which are designed to monitor compliance with these rules may malfunction or may not timely detect failures to satisfy these obligations, which could result in fines and/or penalties. In many cases where we comply with our obligations, our compliance with rules could cause this business to generate losses.

We cannot assure you that we will continue to be able to effectively compete in the market-making industry.

        We cannot be sure that we will be able to compete effectively with current or future competitors in the market-making industry. We compete with significantly larger entities to be the market-maker in ETFs, options and other derivative products. Although we have been able to secure a market share of these market-making businesses, we cannot assure you that our growth in market share will continue as our competitors focus more resources on their market-making and other trading businesses as the derivatives market-making business becomes more competitive and fragmented. Some of our competitors may have significantly greater financial and other resources than we have in our market-making activities and may have greater name recognition. These competitors may be able to respond more quickly to new or evolving opportunities and listing company requirements. They also may be able to undertake more extensive promotional activities to attract new listing companies. Our failure to compete effectively would have an adverse effect on the operating results of our market-making business.

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

COWEN GROUP, INC.
By:	/s/ PETER A. COHEN
	Name:	Peter A. Cohen
	Title:	Chief Executive Officer and President (principal executive officer)
By:	/s/ STEPHEN A. LASOTA
	Name:	Stephen A. Lasota
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: August xx, 2011

Exhibit Index

Exhibit No.	Description
10.1	Employment Agreement with George M.L. LaBranche, IV, dated as of February 16, 2011, by and between Cowen Group, Inc. and George M.L. LaBranche, IV.
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2011 (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections