Form 10-Q
period 2011-09-30
COWEN GROUP, INC.
filed 2011-11-08
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of November 4, 2011 there were 115,581,533 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements

        We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "would," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "possible," "potential," "intend," "seek" or "continue," the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

        Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2011 and 2010. The Condensed Consolidated Financial Statements as of December 31, 2010 were audited.

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(unaudited)

	As of September 30, 2011	As of December 31, 2010
Assets
Cash and cash equivalents	$83,520	$36,354
Cash collateral pledged	9,764	8,633
Securities owned, at fair value	801,080	474,663
Securities purchased under agreements to resell	238,149	97,755
Other investments	51,222	39,752
Receivable from brokers	121,616	95,937
Fees receivable	21,572	31,688
Due from related parties (see Note 19)	17,686	16,370
Fixed assets, net of accumulated depreciation and amortization of $22,448 and $17,764, respectively	46,497	36,591
Goodwill	27,179	27,179
Intangible assets, net of accumulated amortization of $10,859 and $8,146, respectively	15,121	12,754
Other assets	41,200	19,456
Consolidated Funds
Cash and cash equivalents	191	7,210
Securities owned, at fair value	4,246	8,722
Other investments, at fair value	243,617	333,374
Other assets	257	732

Total Assets	$1,722,917	$1,247,170

Liabilities and Stockholders' Equity
Securities sold, not yet purchased, at fair value	$451,128	$197,916
Securities sold under agreements to repurchase	138,837	192,165
Payable to brokers	336,749	85,655
Compensation payable	35,023	76,204
Short-term borrowings and other debt	6,022	31,733
Fees payable (see Note 19)	3,202	8,797
Due to related parties (see Note 19)	1,482	9,187
Accounts payable, accrued expenses and other liabilities	57,050	42,267
Consolidated Funds
Capital withdrawals payable	—	7,817
Accounts payable, accrued expenses and other liabilities	216	1,827

Total Liabilities	1,029,709	653,568

Commitments and Contingencies (see Note 13)
Redeemable non-controlling interests	107,970	144,346

Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 118,494,951 issued and 115,086,360 outstanding as of September 30, 2011 and 75,490,209 shares issued and outstanding as of December 31, 2010, (including 1,083,330 and 1,554,124 restricted shares, respectively)	1,135	726
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	680,355	504,480
(Accumulated deficit) retained earnings	(84,083)	(55,970)
Accumulated other comprehensive income	(469)	20
Less: Class A common stock held in treasury, at cost: 3,408,528 shares as of September 30, 2011	(11,700)	—

Total Stockholders' Equity	585,238	449,256

Total Liabilities and Stockholders' Equity	$1,722,917	$1,247,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Investment banking	$10,816	$7,199	$39,841	$23,142
Brokerage	26,459	26,020	78,657	85,389
Management fees	14,778	8,278	37,799	26,429
Incentive income	(1,823)	2,672	3,233	4,666
Interest and dividends	11,083	4,270	21,483	7,054
Reimbursement from affiliates	978	1,380	2,968	4,864
Other revenues	236	622	1,157	1,642
Consolidated Funds
Interest and dividends	138	1,764	443	10,510
Other	163	(3)	171	384

Total revenues	62,828	52,202	185,752	164,080
Expenses
Employee compensation and benefits	46,002	47,994	134,664	130,005
Floor brokerage and trade execution	4,657	3,664	12,452	12,637
Interest and dividends	1,922	1,299	7,645	2,366
Professional, advisory and other fees	8,440	3,258	25,978	8,519
Service fees	3,815	3,783	11,792	12,359
Communications	4,619	3,584	11,855	10,198
Occupancy and equipment	6,301	5,609	16,413	17,559
Depreciation and amortization	3,328	2,212	7,397	7,096
Client services and business development	3,534	2,885	12,343	11,316
Other	3,066	4,712	7,101	15,529
Consolidated Funds
Interest and dividends	51	109	137	1,499
Professional, advisory and other fees	1,002	843	2,075	2,352
Floor brokerage and trade execution	—	6	—	1,000
Other	82	287	423	753

Total expenses	86,819	80,245	250,275	233,188
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	(22,156)	8,810	(4,798)	9,983
Bargain purchase gain	—	—	22,244	—
Consolidated Funds:
Net realized and unrealized gains (losses) on investments and other transactions	(3,181)	8,220	4,133	19,225
Net realized and unrealized gains (losses) on derivatives	70	(1,312)	(456)	(813)
Net gains (losses) on foreign currency transactions	313	(702)	40	(650)

Total other income	(24,954)	15,016	21,163	27,745

Income (loss) before income taxes	(48,945)	(13,027)	(43,360)	(41,363)

Income tax expense (benefit)	72	299	(17,720)	632

Net income (loss)	(49,017)	(13,326)	(25,640)	(41,995)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(783)	2,029	2,473	7,533

Net income (loss) attributable to Cowen Group, Inc. stockholders	$(48,234)	$(15,355)	$(28,113)	$(49,528)

Weighted average common shares outstanding:
Basic	115,664	73,385	89,118	72,866
Diluted	115,664	73,385	89,118	72,866
Earnings (loss) per share:
Basic	$(0.42)	$(0.21)	$(0.32)	$(0.68)

Diluted	$(0.42)	$(0.21)	$(0.32)	$(0.68)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands, except share data)

(unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Total Comprehensive Income (Loss)
Balance, December 31, 2010	75,490,209	$726	$—	$504,480	$20	$(55,970)	$449,256	$144,346

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(28,113)	(28,113)	2,473	$(25,640)
Defined Benefit Plans	—	—	—	—	(137)	—	(137)	—	(137)
Foreign currency translation	—	—	—	—	(352)	—	(352)	—	(352)

Total comprehensive income (loss)	—	—	—	—	(489)	(28,113)	(28,602)	2,473	$(26,129)
Capital contributions	—	—	—	—	—	—	—	4,038
Capital withdrawals	—	—	—	—	—	—	—	(46,357)
Consolidation of RCG Linkem II LLC	—	—	—	—	—	—	—	3,470
Restricted stock awards issued	2,154,609	—	—	—	—	—	—	—
Common stock issuance upon acquisition (see Note 2)	40,850,133	409	—	155,639	—	—	156,048	—
Purchase of treasury stock, at cost	(3,408,591)	—	(11,700)	—	—	—	(11,700)	—
Amortization of share based compensation	—	—	—	20,236	—	—	20,236	—

Balance, September 30, 2011	115,086,360	$1,135	$(11,700)	$680,355	$(469)	$(84,083)	$585,238	$107,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(25,640)	$(41,995)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain	(22,244)	—
Depreciation and amortization	7,397	7,096
Share-based compensation	20,236	17,286
Net loss on disposal of fixed assets	—	267
Purchases of securities owned, at fair value	(6,750,192)	(1,963,890)
Proceeds from sales of securities owned, at fair value	6,524,723	1,352,942
Proceeds from the sale of securities sold, not yet purchased, at fair value	3,464,059	1,170,810
Payments to cover securities sold, not yet purchased, at fair value	(3,246,988)	(911,040)
Net (gains) losses on securities, derivatives and other investments	11,239	(12,305)
Consolidated Funds:
Purchases of securities owned, at fair value	(368,933)	(302,406)
Proceeds from sales of securities owned, at fair value	373,392	292,548
Purchases of other investments	(15,108)	(23,693)
Proceeds from sales of other investments	106,611	252,930
Net realized and unrealized (gains) losses on investments and other transactions	(1,729)	(22,452)
(Increase) decrease in operating assets:
Cash acquired upon acquisition (see Note 2)	117,496	—
Cash collateral pledged	(4)	(1,381)
Securities owned, at fair value, held at broker dealer	95,813	74,384
Receivable from brokers	68,075	(20,377)
Fees receivable	10,116	2,455
Due from related parties	2,154	2,337
Other assets	(16,960)	3,054
Consolidated Funds:
Cash and cash equivalents	7,019	948
Other assets	475	134
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(131,773)	36,584
Payable to brokers	169,558	99,914
Compensation payable	(46,404)	(39,693)
Fees payable	(6,564)	(3,208)
Due to related parties	(7,705)	221
Accounts payable, accrued expenses and other liabilites	(1,329)	(21,011)
Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	(1,611)	1,966

Net cash provided by / (used in) operating activities	335,179	(47,575)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Cash flows from investing activities:
Securities purchased under agreements to resell	(140,394)	(180,903)
Purchases of other investments	(56,565)	(207,021)
Proceeds from sales of other investments	52,134	199,940
Purchase of fixed assets	(5,786)	(1,794)

Net cash provided by / (used in) investing activities	(150,611)	(189,778)

Cash flows from financing activities:
Securities sold under agreements to repurchase	(53,328)	259,454
Repayments on short-term borrowings and other debt	(26,204)	(25,001)
Borrowings on short-term borrowings and other debt	493	—
Purchase of treasury stock	(8,228)	—
Capital withdrawals to non-controlling interests in operating entities	(2,009)	—
Consolidated Funds:
Capital contributions by non-controlling interests in Consolidated Funds	4,038	5,603
Capital withdrawals to non-controlling interests in Consolidated Funds	(52,164)	(122,485)

Net cash (used in) / provided by financing activities	(137,402)	117,571

Change in cash and cash equivalents	47,166	(119,782)
Cash and cash equivalents at beginning of year	36,354	147,367

Cash and cash equivalents at end of period	$83,520	$27,585

Supplemental non-cash information:
Deconsolidation of CHRP GP (see Note 3b)	$—	$1,712

Net assets of consolidated entity	$3,470	$—

Net settlement of cash collateral pledged with repayments on the line of credit	$—	$6,745

Purchase of treasury stock, at cost, upon close of acquisition (see Note 16)	$1,906	$—

Purchase of treasury stock, at cost, through net settlement (see Note 16)	$1,566

Common stock issuance upon close of acquisition (See Note 2)	$156,048	$—

Net assets acquired upon acquisition (net of cash) (see Note 2)	$58,486	$—

Non compete agreements acquired (see Note 2)	$2,310	$—

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

        Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen," "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, market-making and sales and trading services through its two business segments: alternative investment management and broker-dealer. The alternative investment management segment includes hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services, offered primarily under the Ramius name. The broker-dealer segment offers industry-focused investment banking services for growth-oriented companies, including advisory and global credit markets origination and domain knowledge-driven research, and a sales and trading platform for institutional investors, primarily under the Cowen name and an Exchange Traded Funds ("ETFs") market-making business, both domestically and internationally.

2. Acquisition

        The acquisition of LaBranche & Co Inc. ("LaBranche") by the Company was consummated pursuant to the terms of the Agreement and Plan of Merger ("Merger Agreement"), dated as of February 16, 2011, after the market close on June 28, 2011. LaBranche Capital, LLC (LCAP), which was renamed "Cowen Capital LLC" following consummation of the acquisition, was a wholly owned subsidiary of LaBranche and is now a wholly-owned subsidiary of the Company, is a registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member firm that operates as a market-maker in ETFs, engages in hedging activities in options, ETFs, structured notes, foreign currency securities and futures related to its market-making operations and also conducts principal trading activities in these securities. Prior to the acquisition, LaBranche discontinued certain operations in its market-making segment, including upstairs options market-making on various exchanges and electronic market-making in the International Securities Exchange. As of the close of market on June 28, 2011, LaBranche stock was delisted and no longer trades on the New York Stock Exchange.

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

        The acquisition was accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In this case, the acquisition was accounted for as an acquisition by Cowen of LaBranche. As such, results of operations for LaBranche are included in the accompanying condensed consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their estimated fair values. The fair value of Cowen shares issued to LaBranche shareholders was the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Acquisition (Continued)

purchase consideration for the acquisition. Based on the June 28, 2011 preliminary purchase price allocation, the fair value of the net identifiable assets acquired and liabilities assumed amounted to $175.9 million, (excluding $2.3 million non-compete agreements and covenants with limiting conditions acquired) exceeding the fair value of the purchase price of $156 million. As a result, the Company recognized a preliminary, nonrecurring bargain purchase gain of approximately $22.2 million in the second quarter of 2011, which is included in other income in the condensed consolidated statements of operations for the nine months ended September 30, 2011. The Company's share price has traded below its book value for a substantial part of the last 52 weeks, and as the purchase consideration (the Exchange Ratio) was determined based on the stock price of Cowen on June 28, 2011, the purchase price allocation based on the fair value of LaBranche's net assets at acquisition date reflected in these condensed consolidated financial statements has resulted in a bargain purchase gain.

        The Company is currently in the process of finalizing the valuation for certain acquired assets of LaBranche; therefore, the fair value measurements as of June 28, 2011 and the gain on acquisition of business are preliminary and subject to further adjustment. The allocation of the purchase price to the net assets acquired will be finalized as necessary, up to one year after the acquisition closing date, as information becomes available. The following table summarizes the preliminary purchase price allocation of net tangible and intangible assets acquired as of June 28, 2011:

(dollars in thousands)
Cash and cash equivalents	$117,496
Cash collateral pledged	1,127
Securities owned, at fair value	221,855
Other investments	2,569
Receivable from brokers	93,754
Fixed assets, net	8,804
Intangibles	2,770
Other assets	5,137
Securities sold, not yet purchased, at fair value	(175,391)
Payable to brokers	(81,536)
Compensation payable	(3,521)
Fees payable	(969)
Unfavorable lease	(3,388)
Accounts payable, accrued expenses and other liabilities	(12,725)

Total net assets acquired	$175,982

Non compete agreements and covenants with limiting conditions acquired	2,310
Goodwill/(Bargain purchase gain) on transaction	(22,244) (1)

Total purchase price	$156,048

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

        The Company recognized approximately $0.6 million and $2.9 million of acquisition-related costs, including legal, accounting, and valuation services for the three and nine months ended September 30, 2011, respectively. These costs are included in professional, advisory and other fees and other expenses in the condensed consolidated statements of operations.

        As of the acquisition date, the estimated fair value of the Company's intangibles, as acquired through the acquisition, is $2.8 million. In addition, non-compete agreements and covenants with limiting conditions for the amount of $2.3 million, were negotiated as part of the acquisition, which have been recognized separately from the acquisition of assets and liabilities assumed in accordance US GAAP. The total non-compete agreements and covenants with limiting conditions acquired of $2.5 million have been included within intangible assets, net in the condensed consolidated statements of financial condition. The allocation of the intangibles is as follows:

	Estimated Intangible Assets Acquired	Estimated average remaining useful lives
	(in thousands)	(years)
Intangible asset class
Covenants to not compete	1,950	1 or 2
Covenants with limiting conditions	580	10
Intellectual property	2,550	3

Total intangible assets	$5,080

        Amortization expense for the three and nine months ended September 30, 2011, respectively, was $0.5 million. The estimated amortization expense related to these intangible assets in future years is as follows:

(dollars in thousands)
2011	$498
2012	1,883
2013	1,341
2014	483
2015	58
Thereafter	318

$4,581

        Included in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2011 and for the period from June 29, 2011 through September 30, 2011 are revenues of $0.7 million and $0.9 million, respectively, and net loss of $5.4 million and $5.2 million, respectively, related to LaBranche's results of operations.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Acquisition (Continued)

        The following unaudited supplemental pro forma information presents condensed consolidated financial results for the nine month periods as if the acquisition was completed as of January 1, 2010. This supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisition been completed on January 1, 2010, nor does it purport to be indicative of any future results.

	For the nine months ended September 30,
	2011	2010
	(in thousands)
Revenues	$186,371	165,437
Net Income (loss)	(68,714)	(81,410)
Net Income per common share
Basic	(0.59)	(0.72)
Diluted	(0.59)	(0.72)

3. Significant Accounting Policies

a.     Basis of presentation

        These unaudited condensed consolidated financial statements and related notes have been prepared in accordance with US GAAP and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") related to interim financial statements. Results for interim periods should not be considered indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008, included in the Form 10-K of Cowen Group as filed with the SEC on March 14, 2011. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary for a fair presentation of the results for the interim periods. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in these condensed consolidated financial statements, as further discussed below, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.

        The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Funds in which the Company has controlling financial interest are consolidated with the Company pursuant to US GAAP as described below. Consequently, the Company's condensed consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as redeemable non-controlling interests in consolidated subsidiaries in the accompanying condensed consolidated financial statements. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.

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

        Voting Operating Entities—VOEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity's economic performance. VOEs are consolidated in accordance with US GAAP.

        Under US GAAP, the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the Company consolidates VOEs in which it owns a majority of the entity's voting shares or units. US GAAP also provide that a general partner of a limited partnership (or a managing member, in the case of a limited liability company) is presumed to control the partnership, and thus should consolidate it, unless a simple majority of the limited partners has the right to remove the general partner without cause or to terminate the partnership. In accordance with these standards, the Company presently consolidates five funds deemed to be VOEs for which it acts as the general partner and investment manager.

        As of September 30, 2011 the Company consolidates the following funds (the "Consolidated Funds"): Ramius Enterprise LP ("Enterprise LP"), Ramius Multi-Strategy FOF LP ("Multi-Strat FOF"), Ramius Vintage Multi-Strategy FOF LP ("Vintage LP"), Ramius Levered Multi-Strategy FOF LP ("Levered FOF"), and RTS Global 3x Fund LP ("RTS Global 3x").

        In addition, RCG Linkem II LLC, an investment company, which was formed to make an investment in a wireless broadband communication provider in Italy, was consolidated when it first commenced operations during the second quarter of 2011. The Company determined that it exercises control over RCG Linkem II LLC as it acts as a managing member of this entity.

        The Company has determined that it no longer exercises control over Cowen Healthcare Royalty GP, LLC (the "CHRP GP") as it no longer acts as a managing member of this entity, and beginning with the first quarter of 2010, no longer consolidates this entity. The Company now accounts for its investment in the CHRP GP under the equity method of accounting.

        Variable Interest Entities—VIEs are entities that lack one or more of the characteristics of a VOE. In accordance with US GAAP, an enterprise must consolidate all VIEs of which it is the primary beneficiary. Under the US GAAP consolidation model for VIEs, an enterprise that (1) has the power to direct the activities of a VIE that most significantly impacts the VIE's economic performance, and (2) has an obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, is considered to have a controlling financial interest in the VIE and thus is required to consolidate it.

        However, the Financial Accounting Standards Board ("FASB") has deferred the application of the new consolidation model for VIEs that meet the following conditions; (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The Company's involvement with its funds is such that all three of the above conditions are met. Where the VIEs have qualified for the deferral, the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a variable interest entity and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the VIE's expected losses, receive a majority of the VIEs expected residual returns, or both. If these conditions are met, the Company is considered to be the primary beneficiary of the VIE and thus is required to consolidate it. Under both guidelines, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion continuously.

        The Company determines whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, terms of any contracts between the Company and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE. As of September 30, 2011, the Company does not consolidate any VIEs.

        As of September 30, 2011, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd ("Enterprise Master"), Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP (the "Unconsolidated Master Funds") through three of its Consolidated Funds: Enterprise LP, Multi-Strat FOF and Vintage FOF (the "Consolidated Feeder Funds"), respectively. Investment companies like the Consolidated Feeder Funds, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.

        In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily funds and real estate entities for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.

        The Company does not consolidate any of these funds or real estate entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

        The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $266.8 million and $2.5 million as of September 30, 2011 and $383.3 million and $26.7 million as of December 31, 2010, respectively. In addition, the maximum exposure relating to these variable interest entities as of September 30, 2011 was $216.5 million, all of which is in other investments, at fair value and as of December 31, 2010 was $307.8 million, of which $307.2 million is included in other investments, at fair value and $0.6 million is included in due from related parties in the Company's condensed consolidated statements of financial condition, respectively. The Consolidated Feeder Funds' maximum exposure to loss related to their respective Unconsolidated Master Funds as of September 30, 2011 and December 31, 2010 was limited to their investments in their respective Unconsolidated Master Funds. See Note 5 for further information regarding the Company's investments.

        Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the condensed consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the condensed consolidated statements of operations.

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

        Other—If the Company does not consolidate an entity, apply the equity method of accounting or account for an investment under the cost method, the Company accounts for all other debt and marketable equity securities which are bought and held principally for the purpose of selling them in the near term as trading securities in accordance with US GAAP, at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the condensed consolidated statements of operations.

        Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Consolidated Funds report their investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected as a component of operations. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

and Company"), Cowen Capital LLC, Cowen International Trading Limited ("CITL"), Cowen and Company (Asia) Limited ("CCAL"), and Cowen Structured Products Hong Kong Limited ("CSPH"), apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also has retained this specialized accounting in consolidation.

c.     Use of estimates

        The preparation of the condensed consolidated financial statements in conformity with US GAAP requires the management of the Company to make estimates and assumptions that affect the fair value of securities and other investments, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the accounting for goodwill and identifiable intangible assets and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

d.     Valuation of investments and derivative contracts

        US GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

        Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter ("OTC"). Exchange-traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures, equity swaps and credit default swaps are included within other assets

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

on the condensed consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the condensed consolidated statements of financial condition.

        Other investments—Other investments consist primarily of portfolio funds, real estate investments and equity method investments, which are valued as follows:

  i.
  Portfolio funds—Portfolio funds ("Portfolio Funds") include interests in funds and investment companies managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value ("NAV") per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment.

    The Company categorizes its investments in Portfolio Funds within the fair value hierarchy dependent on its ability to redeem the investment. If the Company has the ability to redeem its investment at NAV at the measurement date or within the near term, the Portfolio Fund is categorized as a level 2 investment within the fair value hierarchy. If the Company does not know when it will have the ability to redeem its investment or cannot do so in the near term, the Portfolio Fund is categorized as a level 3 investment within the fair value hierarchy. See Notes 5 and 6 for further details of the Company's investments in Portfolio Funds.

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

    The Company's real estate investments are typically categorized as a level 3 investment within the fair value hierarchy as management uses significant unobservable inputs in determining their estimated fair value.

        See Notes 5 and 6 for further information regarding the Company's investments, including equity method investments, and fair value measurements.

e.     Securities purchased under agreements to resell and securities sold under agreements to repurchase

        The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase ("Repurchase Agreements") as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of September 30, 2011, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of September 30, 2011 and December 31, 2010.

        Transactions involving purchases of securities under agreements to resell are carried at their contract value which approximates fair value. As of September 30, 2011 and December 31, 2010, the fair value of the collateral received by the Company was $237.8 million and $95.5 million, respectively.

        Transactions involving the sale of securities under Repurchase Agreements are carried at their contract value and are accounted for as collateralized financings. In connection with these financings, as of September 30, 2011 and December 31, 2010, the Company had pledged collateral in the amount of $149.6 million and $207.4 million, respectively, which is included in securities owned, at fair value in the condensed consolidated statements of financial condition.

        Collateral is valued daily and the Company and its counterparties may adjust the collateral or require additional collateral to be deposited when appropriate. Collateral held by counterparties may be sold or re-hypothecated by such counterparties, subject to certain limitations sometimes imposed by the Company. Collateralized Repurchase Agreements may result in credit exposure in the event the counterparties to the transactions are unable to fulfill their contractual obligations. The Company minimizes the credit risk associated with this activity by monitoring credit exposure and collateral values, and by requiring additional collateral to be promptly deposited with or returned to the Company when deemed necessary.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

f.      Deferred rent

        Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP in relation to business combinations related to our leased properties. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company recorded a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of September 30, 2011 and December 31, 2010 is $18.1 million and $15.1 million, respectively.

g.     Treasury stock

        In accordance with the guidance relating to repurchases of an entity's own outstanding common stock, the Company records the purchases of stock held in treasury at cost and it is reported separately as a deduction from total stockholders' equity on the condensed consolidated statements of financial condition and changes in equity.

h.     Expenses

        Included within expenses for the three and nine months ended September 30, 2011 is $ 0.6 million and $2.9 million, respectively, are acquisition-related expenses such as legal, consulting and banking fees, associated with the acquisition of LaBranche and other reorganization charges within the alternative investment management business.

i.      Recently adopted accounting pronouncements

        In September 2011, the FASB amended the guidance for impairment testing of goodwill presented on the statement of financial condition. These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step goodwill impairment test required under the current guidance. The amendment is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently assessing the impact of this amendment on its condensed consolidated financial statements.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Significant Accounting Policies (Continued)

        In June 2011, the FASB issued guidance which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance requires consecutive presentation of the statement of operation and other comprehensive income and present reclassification adjustments on the face of the financial statement from other comprehensive income to net income. This guidance helps financial statement users better understand the causes of an entity's change in financial position and results of operations. The guidance was originally effective retrospectively for interim and annual periods beginning after December 15, 2011. On October 21, 2011 FASB proposed to defer the effective date of the guidance to interim and annual periods beginning after December 15, 2012. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

        In May 2011, the FASB issued guidance that changes the wording used to describe many of the requirements of US GAAP for measuring the fair value and for disclosing information about fair value measurements. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Certain of the amendments could change how the fair value measurement guidance is applied including provisions related to highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement, fair value of an instrument classified in a reporting entity's shareholders' equity, and additional disclosure requirements about fair value measurements. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

        In April 2011, the FASB issued guidance to improve the accounting for Repurchase Agreements and other agreements by modifying the criteria for determining when the transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). Specifically, the guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in default by the transferee. In accordance with the new guidance, the contractual rights and obligations determine effective control and there does not need to be a requirement to assess the ability to exercise those rights. The guidance is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

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

4. Cash collateral pledged

        As of September 30, 2011 and December 31, 2010, cash collateral pledged in the amount of $9.8 million and $8.6 million, respectively, primarily relates to (a) a bond held as collateral on a letter of credit and (b) letters of credit issued to the landlord of the Company's premises in New York City (see Note 14). Also included in cash collateral pledged as of September 30, 2011 and December 31, 2010 is $0.5 million, respectively, relating to an agreement that the Company has with Société Générale to cover the costs of litigation matters subject to the agreement.

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

        As of September 30, 2011 and December 31, 2010, securities owned consisted of the following, at fair value:

	As of September 30, 2011	As of December 31, 2010
	(dollars in thousands)
US Government securities(a)	$112,545	$143,247
Common stocks	174,403	116,215
Restricted common stock	—	5,000
Convertible bonds(b)	49,981	—
Corporate bonds(c)	323,298	191,702
Exchange traded funds	93,419	566
Options	42,250	14,349
Warrants and rights	1,956	2,334
Mutual funds	3,228	1,250

	$801,080	$474,663

(a)
As of September 30, 2011, maturities ranged from September 2014 to November 2021 and interest rates ranged between 0.25% and 8%. As of December 31, 2010, maturities

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  ranged from November 2019 to February 2026 and interest rates ranged between 3.38% and 8%.

(b)
As of September 30, 2011, maturities ranged from April 2015 to August 2027 and interest rates ranged between 2.75% and 3.25%.

(c)
As of September 30, 2011, maturities ranged from January 2012 to December 2049 and interest rates ranged between 1.75% and 13.13%. As of December 31, 2010, maturities ranged from May 2011 to August 2039 and interest rates ranged between 1.4% and 13%.

        The Company's direct involvement with derivative financial instruments includes credit default swaps, futures, equity swaps, options and warrants and rights. Open equity positions in futures transactions are recorded as receivables from and payables to broker-dealers or clearing brokers as applicable. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets. The Company's long exposure to futures, equity swap and credit default swap derivative contracts, at fair value, as of September 30, 2011 and December 31, 2010 of $5.8 million and $0.4 million, respectively, is included in other assets in the accompanying condensed consolidated statements of financial condition. The Company's short exposure to futures and equity swap derivative contracts, at fair value, as of September 30, 2011 and December 31, 2010 of $1 million and $0.6 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. The gains/(losses) related to derivatives trading activities for the three and nine months ended September 30, 2011 were not material. The gains/(losses) on derivative contracts are included in other income in the condensed consolidated statements of operations.

        Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of September 30, 2011 and December 31, 2010, collateral consisting of $5.5 million and $3.2 million, respectively, is included in receivable from brokers on the condensed consolidated statements of financial condition. As of September 30, 2011 and December 31, 2010 all derivative contracts were with multiple major financial institutions.

Other investments

        As of September 30, 2011 and December 31, 2010, other investments consisted of the following:

  Other investments

	As of September 30, 2011	As of December 31, 2010
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$34,534	$28,823
(2) Real estate investments, at fair value	2,307	1,882
(3) Equity method investments	13,880	8,734
(4) Lehman claims, at fair value	501	313

	$51,222	$39,752

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  (1)    Portfolio Funds, at fair value

        The Portfolio Funds, at fair value as of September 30, 2011 and December 31, 2010, included the following:

	As of September 30, 2011	As of December 31, 2010
	(dollars in thousands)
Cowen Healthcare Royalty Partners(a)(*)	5,046	14,769
Cowen Healthcare Royalty Partners II(a)(*)	901	143
Ramius Global Credit Fund LP(b)(*)	12,111	11,733
Ramius Alternative Replication Ltd(c)(*)	809	866
Ramius Enhanced Replication Fund LLC(d)(*)	489	—
Starboard Value and Opportunity Fund LP(e)(*)	8,024	—
Other private investment(f)	6,496	—
Other affiliated funds(g)(*)	658	1,312

	$34,534	$28,823

*
These portfolio funds are affiliates of the Company.

The Company has no unfunded commitments regarding the portfolio funds, at fair value held by the Company except as noted for Cowen Healthcare Royalty Partners, Cowen Healthcare Royalty Partners II and Starboard Value and Opportunity Fund LP in Note 13.

(a)
Cowen Healthcare Royalty Partners and Cowen Healthcare Royalty Partners II are private equity funds and therefore redemptions will be made when the underlying investments are liquidated.

(b)
Ramius Global Credit Fund LP has a quarterly redemption policy with 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

(c)
Ramius Alternative Replication Ltd has monthly redemption policies with a seven day notice period.

(d)
Ramius Enhanced Replication Fund LLC has monthly redemption policies with a seven day notice period.

(e)
Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon ninety days notice.

(f)
Other private investment represents the Company's closed end investment in an investment company, which was formed to make an investment in a wireless broadband communication provider in Italy.

(g)
The majority of these funds are real estate fund affiliates of the Company or are managed by the Company and the investors can redeem from these funds when cash is available.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  (2)    Real estate investments, at fair value

        Real estate investments as of September 30, 2011 and December 31, 2010 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC ("RE Manager"), a real estate operating subsidiary of the Company, of $1.5 million and $1.1 million, respectively, and real estate debt investments held by the Company of $0.8 million, respectively.

  (3)    Equity method investments

        Equity method investments include investments held by the Company in several operating companies whose responsibilities primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 30% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company that is not protective in nature. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments is the investment in (a) CHRP GP (see Note 3), (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC representing a 9.7% stake in the exchange service provider and (c) Starboard Value LP (and certain related parties) which serves as an operating company whose responsibilities primarily include the day to day management (including

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

portfolio management) of a deep value small cap hedge fund and related managed accounts. The following table summarizes equity method investments held by the Company:

	As of September 30, 2011	As of December 31, 2010
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,355	$2,009
Cowen Healthcare Royalty GP, LLC	391	1,176
Cowen Healthcare Royalty GP II, LLC	115	8
Chicago Board Options Exchange	2,506	—
Starboard Value LP	2,478	—
RCG Longview Partners, LLC	1,379	2,203
RCG Longview Louisiana Manager, LLC	1,031	186
RCG Urban American, LLC	1,177	889
RCG Urban American Management, LLC	969	359
RCG Longview Equity Management, LLC	366	499
Urban American Real Estate Fund II, L.P.	1,397	833
RCG Kennedy House, LLC	375	259
Other	341	313

	$13,880	$8,734

        As of September 30, 2011, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

        The Company's income (loss) from equity method investments was $0.5 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, and was $2.9 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the three and nine months ended September 30, 2011 and 2010, as the recoverable value of these investments exceeds their respective carrying values.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  (4)    Lehman Claims, at fair value

        Lehman Brothers International (Europe) ("LBIE"), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the "Administration") in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The status and ultimate resolution of the assets under LBIE's Administration proceedings is uncertain. The assets of the Company at LBIE at the time of Administration (the "Total Net Equity Claim") consist of $1 million, which the Company believes will represent an unsecured claim against LBIE. This does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 5b. There can be no assurance that the Total Net Equity Claim value, as determined by the Company, will be accepted by the Administrators, nor does the Company know the manner and timing in which such claim will be satisfied and the ultimate value that will be received.

        Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has decided to record the estimated fair value of the Total Net Equity Claim at an approximately 52% discount as of September 30, 2011 and a 70% discount as of December 31, 2010, which represents management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the "Estimated Recoverable Lehman Claim"). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual loss that may ultimately be incurred by the Company with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by the Company.

Securities sold, not yet purchased, at fair value

        Securities sold, not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

limitations. As of September 30, 2011 and December 31, 2010, securities sold, not yet purchased, consisted of the following, at fair value:

	As of September 30, 2011	As of December 31, 2010
	(dollars in thousands)
U.S. Government securities(a)	$235,635	$100,559
Common stocks	144,700	88,580
Corporate bonds(b)	4,427	2,615
Exchange traded funds	40,251	—
Options	26,115	6,162

	$451,128	$197,916

(a)
As of September 30, 2011, maturities ranged from August 2013 to January 2040 and interest rates ranged between 0.13% and 7.41%. As of December 31, 2010, maturities ranged from December 2015 to August 2026 and interest rates ranged between 2.13% and 6.75%.

(b)
As of September 30, 2011, maturities ranged from December 2013 to January 2026 and interest rates ranged between 2.63% and 11.75%. As of December 31, 2010, maturities ranged from June 2013 to December 2025 and interest rates ranged between 2.25% and 3.75%.

Securities purchased under agreements to resell and securities sold under agreements to repurchase

        The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of September 30, 2011and December 31, 2010:

As of September 30, 2011
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Inc bearing interest of (0.05)% - 0.04% due on October 3, 2011*	$238,149

Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.53% - 3.11% due on October 6, 2011 to June 25, 2012	49,450
Agreements with Barclays Inc bearing interest of 0.02% - 0.14% due on October 3, 2011*	89,387

$138,837

*
The repurchase date is open and the agreement can be terminated by either party at any time. The agreement continues on a day-to-day basis.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

As of December 31, 2010
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Capital Inc bearing interest of 0.07% - 0.14% due on January 3, 2011	$97,755

Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.42% due on February 22, 2011 to September 1, 2011	48,532
Agreements with Barclays Capital Inc bearing interest of 0.18% - 1.50% due on January 7, 2011 to June 6, 2011	143,633

$192,165

b.     Consolidated Funds

Securities owned, at fair value

        As of September 30, 2011 and December 31, 2010 securities owned, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2011	As of December 31, 2010
	(dollars in thousands)
Government sponsored securities*	$2,609	$7,682
Commercial paper**	1,236	—
Corporate bond***	401	1,040

	$4,246	$8,722

*
As of September 30, 2011, maturities ranged from March 2012 to May 2013 and interest rates ranged between 0.35% and 1.74%. As of December 31, 2010, maturities ranged from January 2011 to December 2012 and interest rates ranged between 0.35% and 4.88%.

**
Commercial paper was purchased at a discount and matures on October 3, 2011.

***
As of September 30, 2011, the maturity was April 2012 with interest rate of 0.34%. As of December 31, 2010, the maturity was January 2011 with interest rate of 0.42%.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

Other investments, at fair value

        As of September 30, 2011 and December 31, 2010 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2011	As of December 31, 2010
	(dollars in thousands)
(1) Portfolio Funds	$236,422	$327,131
(2) Lehman claims	7,195	6,243

	$243,617	$333,374

  (1)    Investments in Portfolio Funds, at fair value

        As of September 30, 2011 and December 31, 2010, investments in Portfolio Funds, at fair value, included the following:

Description	As of September 30, 2011	As of December 31, 2010
	(dollars in thousands)
Investments of Enterprise LP	$197,652	$257,246
Investments of consolidated fund of funds	38,770	69,885

	$236,422	$327,131

  Consolidated investments of Enterprise LP

        Enterprise LP operates under a "master-feeder" structure with Enterprise Master, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds recorded in other investments on the condensed consolidated statements of financial condition include Enterprise LP's investment of $198 million and $257 million in Enterprise Master as of September 30, 2011 and December 31, 2010, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP. See Note 13 for unfunded commitments of Enterprise Master.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  Investments of consolidated fund of funds

        The investments of consolidated fund of funds investment companies of $39 million and $70 million as of September 30, 2011 and December 31, 2010, respectively, include the investments of Levered FOF, Multi-Strat FOF and Vintage FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC, as well as RTS Global 3x, which is managed by Ramius Trading Strategies LLC. Multi-Strat FOF's investment objectives is to invest discrete pools of their capital among portfolio managers that invest through Portfolio Funds, forming a multi-strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Levered FOF had a similar strategy, but on a levered basis, prior to the fund winding down. Levered FOF is no longer levered. Vintage FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. RTS Global 3x's investment objective is to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital in managed futures and global macro-based investment strategies. RTS Global 3x seeks to achieve its objective through a multi-advisor investment approach by allocating its capital among third-party trading advisors that are unaffiliated with RTS Global 3x. However, unlike a traditional "fund of funds" that invests with advisors through entities controlled by third-parties, RTS Global 3x will allocate its capital among a number of different trading accounts organized and managed by the general partner.

        The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of September 30, 2011 and December 31, 2010:

		As of September 30, 2011
		Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3x Fund LP	Total
Description	Strategy	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
		(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$8,379	$—	$—	$8,379	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	9,646	—	9,646	(a)
Tapestry Pooled Account V LLC*	Credit-Based	488	—	—	—	488	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	17,265	17,265	(c)
Externally Managed Portfolio Funds	Credit-Based	285	—	—	—	285	(b)
Externally Managed Portfolio Funds	Event Driven	2,090	—	—	—	2,090	(d)
Externally Managed Portfolio Funds	Hedged Equity	34	—	—	—	34	(e)
Externally Managed Portfolio Funds	Multi-Strategy	528	—	—	—	528	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	55	—	—	—	55	(g)

		$3,480	$8,379	$9,646	$17,265	$38,770

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

(d)
The Event Driven strategy is generally implemented through various combinations and permutations of merger arbitrage, restructuring and distressed instruments. Approximately 0.7% (as of September 30, 2011) and 3% (as of December 31, 2010) of the investments in this category represent investments in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated. The remaining amount of the investments in this category is in a side pocket or suspended with undetermined payout dates.

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

(g)
The Fixed Income Arbitrage strategy seeks to achieve long term capital appreciation by employing a variety of strategies to generate returns without significant exposure to credit spread, interest rate changes or duration. As of September 30, 2011, the investment manager has gated investments.

  (2)    Lehman Claims, at fair value

        With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master consists of $24.3 million. Included in this claim were assets with a value of $9.5 million, at the time LBIE entered administration, that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets, for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. As a result, the remaining Net Equity Claim for Enterprise Master is $14.8 million. Enterprise Master is valuing this claim at $9 million as of September 30, 2011. Of this amount, $7.2 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration. As discussed in Note 5a, the Company has an additional $1 million claim against LBIE as a result of certain cash and cash equivalent balances held at LBIE. LBIE claims consist of several components, valued as follows: (a) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement ("CRA"), (b) the trust assets that are not within the control of LBIE and are not believed to be held through Lehman Brothers, Inc. ("LBI") were valued at 54% with respect to US denominated Assets and 48% with respect to foreign denominated Assets, which represented the Company's estimate of potential recovery rates (c) the remaining unsecured claims against LBIE were valued at 48%, which represented the Company's estimate of potential recovery rates with respect to this exposure using available market quotes. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be material.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

        In addition to Enterprise Master's claims against LBIE, LBI was a prime broker to Enterprise Master and Enterprise Master holds cash balances of $5.3 million at LBI. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation ("SIPC") liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the "SIPA Trustee") as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, while there has been an initial ruling with respect to the claims asserted by Barclays plc against LBI relating to an asset purchase agreement entered into by Barclays plc with LBIE near the time of the SIPC liquidation proceeding, there is still uncertainty regarding the ultimate resolution of these claims that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of the Company's customer claims, management has estimated recovery with respect to the Company's exposure to LBI at 54% or $2.9 million as of September 30, 2011, which represents the present value of the mid point between what management believes are reasonable estimates of the low side and high side potential recovery rates with respect to the Company's exposure. The estimated recoverable amount by the Company may differ from the actual recoverable amount of the pending LBI claim, and the differences may be material.

Indirect Concentration of the Underlying Investments Held by Consolidated Funds

        From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of September 30, 2011 and December 31, 2010, the Company assessed whether or not its Consolidated Funds had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of September 30, 2011 or December 31, 2010.

Underlying Investments of Unconsolidated Funds Held by Consolidated Funds

Enterprise Master

        Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

summarized investment information for the underlying investments and derivatives held by Enterprise Master as of September 30, 2011 and December 31, 2010:

  Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	As of September 30, 2011		As of December 31, 2010
Description	Securities owned	Securities sold, but not yet purchased	Securities owned	Securities sold, but not yet purchased
	(dollars in thousands)
Common stock	$2,098	$—	$10,123	$—
Corporate bonds	—	—	1,997	—
Over-the-counter foreign currency call option	—	—	—	(63)
Preferred stock	1,137	—	410	—
Private debt	68	—	59	—
Private equity	270	—	173	—
Restricted stock	128	—	3,148	—
Rights	2,180	—	2,115	—
Trade claims	128	—	128	—
US Treasury notes	—	—	—	—
Warrants	22	—	55	—

	$6,031	$—	$18,208	$(63)

  Derivative contracts, at fair value, owned by Enterprise Master, net

Description	As of September 30, 2011	As of December 31, 2010
	(dollars in thousands)
Asset swaps	$—	$5
Currency forwards	24	(36)

	$24	$(31)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  Portfolio Funds, owned by Enterprise Master, at fair value

		As of September 30, 2011	As of December 31, 2010
Description	Strategy	Fair Value
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$41	$98
Q Capital Strategies, LLC*	Life Settlements	—	111
RCG Longview Equity Fund, LP*	Real Estate	14,231	10,120
RCG Longview II, LP*	Real Estate	1,524	1,835
RCG Longview Debt Fund IV, LP*	Real Estate	20,052	12,628
RCG Longview, LP*	Real Estate	238	383
RCG Soundview, LLC*	Real Estate	2,763	2,542
RCG Urban American Real Estate Fund, L.P.*	Real Estate	3,178	3,207
RCG International Sarl*	Multi-Strategy	186	9,463
Ramius Navigation Fund Ltd*	Multi-Strategy	3,591	24,972
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	94,913	97,845
Ramius Credit Opportunities Fund Ltd*	Distressed	124	300
RCG Endeavour, LLC*	Multi-Strategy	65	87
RCG Energy, LLC *	Energy	17,652	18,850
RCG Renergys, LLC*	Energy	2	2
Other Private Investments	Various	17,066	15,189
Real Estate Investments	Real Estate	17,010	25,662

		$192,636	$223,294

*
These Portfolio Funds are affiliates of the Company.

  Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP

        Multi-Strat FOF's and Vintage FOF's investments in their respective master funds represent their proportionate share of their master fund's net assets; as a result, the master funds investments in Portfolio Funds reflected below may exceed the net investment which Multi-Strat FOF and Vintage FOF have recorded. The following table presents summarized investment information for the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

underlying Portfolio Funds held by Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP, at estimated fair value, as of September 30, 2011 and December 31, 2010:

		As of September 30, 2011		As of December 31, 2010
Description	Strategy	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP
		(dollars in thousands)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi Strategy	$600	$—	$1,354	$—
Tapestry Pooled Account II, LLC*	Hedged Equity	—	—	—	3,544
Tapestry Pooled Account V, LLC*	Credit-Based	1,005	1,073	1,416	1,512
Externally Managed Funds	Credit-Based	46	438	6,653	803
Externally Managed Funds	Event Driven	4,194	5,406	6,491	6,802
Externally Managed Funds	Fixed Income Arbitrage	80	—	83	—
Externally Managed Funds	Hedged Equity	1,210	1,718	4,386	3,055
Externally Managed Funds	Multi Strategy	1,389	1,424	7,785	4,292
Externally Managed Funds	Global Macro	312	—	2,053	679
Externally Managed Funds	Opportunistic Equity	—	—	—	1,677
Externally Managed Funds	Managed Futures	—	—	2,430	—

		$8,836	$10,059	$32,651	$22,364

*
These Portfolio Funds are affiliates of the Company.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Investments of Operating Entities and Consolidated Funds (Continued)

  RTS Global 3x Fund LP's Portfolio Fund investments

        RTS Global 3x, which commenced operations in March 2010, invests over half of its equity in six externally managed portfolio funds which primarily concentrate on futures and global macro strategies. The following table presents the summarized investment information, which primarily consists of receivables/(payables) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011	As of December 31, 2010
	(dollars in thousands)
Bond future	$(447)	$(2)
Commodity call option	8	(5)
Cash	—	17,139
Currency option	596	191
Commodity forward	167	32
Commodity future	756	935
Currency forward	(259)	(63)
Currency future	155	1,230
Index future	(131)	130
Interest rate future	(1)	(5)

	$844	$19,582

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Fair Value Measurements for Operating Entities and Consolidated Funds

        The following table presents the financial instruments recorded at fair value on the condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2011 and December 31, 2010:

  Operating Entities

	Assets at Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned and derivatives
US Government securities	$112,545	$—	$—	$112,545
Common stocks	172,870	721	812	174,403
Convertible bonds	—	49,981	—	49,981
Corporate bonds	—	323,298	—	323,298
Exchange-traded Funds	93,419	—	—	93,419
Futures	35	—	—	35
Equity swaps	—	1,067	—	1,067
Credit default swaps	—	4,688	—	4,688
Options	39,705	2,528	17	42,250
Warrants and rights	619	—	1,337	1,956
Mutual funds	3,228	—	—	3,228
Other investments
Portfolio Funds	—	20,625	13,909	34,534
Real estate investments	—	—	2,307	2,307
Lehman claim	—	—	501	501

	$422,421	$402,908	$18,883	$844,212

	Liabilities at Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$235,633	$2	$—	$235,635
Common stocks	144,685	15	—	144,700
Corporate bonds	—	4,427	—	4,427
Exchange-traded Funds	40,251	—	—	40,251
Futures	760	—	—	760
Equity swaps—short exposure	—	214	—	214
Options	25,282	833	—	26,115

	$446,611	$5,491	$—	$452,102

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned and derivatives
US Government securities	$143,247	$—	$—	$143,247
Common stocks	115,875	6	334	116,215
Restricted common stock	—	—	5,000	5,000
Corporate bonds	—	191,702	—	191,702
Futures	442	—	—	442
Options	14,234	115	—	14,349
Warrants and rights	357	—	1,977	2,334
Mutual funds	1,248	—	—	1,248
Other investments
Portfolio Funds	566	11,744	17,081	29,391
Real estate investments	—	—	1,882	1,882
Lehman claim	—	—	313	313

	$275,969	$203,567	$26,587	$506,123

	Liabilities at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$100,559	$—	$—	$100,559
Common stocks	88,580	—	—	88,580
Corporate bonds	—	2,615	—	2,615
Equity swaps—short exposure	—	245	—	245
Futures	334	—	—	334
Options	6,162	—	—	6,162

	$195,635	$2,860	$—	$198,495

  Consolidated Funds' investments

	Assets at Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities owned
US Government securities	$2,609	$—	$—	$2,609
Commerical paper		1,236		1,236
Corporate bonds	—	401	—	401
Other investments
Portfolio Funds	—	17,266	219,156	236,422
Lehman claims	—	—	7,195	7,195

	$2,609	$18,903	$226,351	$247,863

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

        The following table includes a rollforward of the amounts for the three and nine months ended September 30, 2011 and 2010 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Operating Entities									Consolidated Funds
	Common stocks, owned	Common stocks, sold not yet purchased	Restricted Common Stock	Corporate Bonds	Options	Warrants and Rights	Portfolio Funds	Real estate	Lehman claim	Portfolio Funds	Lehman claim
	(dollars in thousands)
Balance at June 30, 2011	$953	$—	$5,000	$—	$123	$3,411	$17,744	$2,289	$501	$239,588	$7,320
Transfers in	—	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—	—	—	—
Purchases/(covers)	19	—	—	—	—	40	7,356	17	—	1	—
(Sales)/short buys	(135)	—	(4,857)	—	—	(36)	(11,648)	(1)	—	(16,320)	—
Realized gains (losses)	135	—	(143)	—	—	—	1	—	—	68	—
Unrealized gains (losses)	(160)	—	—	—	(106)	(2,078)	456	2	—	(4,181)	(125)

Balance at September 30, 2011	$812	$—	$—	$—	$17	$1,337	$13,909	$2,307	$501	$219,156	$7,195

Balance at June 30, 2010	$334	$—	$5,000	$1,333	$971	$404	$16,208	$1,159	$313	$84,735	$14,582
Transfers in	—	—	—	—	—	—	—	—	—	382,004 (a)	—
Transfers out	—	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	3,897	—	193,763	75	—	3,633	—
Sales	—	—	—	(1,634)	(4,042)	—	(194,177)	(47)	—	(135,649)	(8,547)
Realized gains (losses)	—	—	—	419	145	—	820	—	—	755	—
Unrealized gains (losses)	—	—	—	(118)	87	(90)	(561)	52	—	6,197	(126)

Balance at September 30, 2010	$334	$—	$5,000	$—	$1,058	$314	$16,053	$1,239	$313	$341,675	$5,909

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Fair Value Measurements for Operating Entities and Consolidated Funds (Continued)

	Operating Entities									Consolidated Funds
	Common stocks, owned	Common stocks, sold not yet purchased	Restricted Common Stock	Corporate Bonds	Options	Warrants and Rights	Portfolio Funds	Real estate	Lehman claim	Portfolio Funds	Lehman claim
	(dollars in thousands)
Balance at December 31, 2010	$334	$—	$5,000	$—	$—	$1,977	$17,081	$1,882	$313	$311,242	$6,243
Transfers in	—	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—	—	—	—
Purchases/(covers)	678	(978)	—	—	—	105	43,929	254	—	2	—
(Sales)/short buys	(544)	833	(4,857)	—	—	(84)	(48,377)	(6)	—	(97,244)	—
Realized gains (losses)	135	145	(143)	—	—	48	108	—	—	2,444	—
Unrealized gains (losses)	209	—	—	—	17	(709)	1,168	177	188	2,712	952

Balance at September 30, 2011	$812	$—	$—	$—	$17	$1,337	$13,909	$2,307	$501	$219,156	$7,195

Balance at December 31, 2009	$334	$—	$—	$—	$—	$—	$17,370	$1,077	$209	$97,366	$3,881
Transfers in	—	—	—	—	—	1,356 (a)	—	—	—	382,004 (a)	—
Transfers out	—	—	—	—	—	—	(2,866) (b)	—	—	—	—
Purchases	—	—	5,000	1,215	10,897	—	195,863	189	—	20,685	—
Sales	—	—	—	(1,634)	(11,042)	(402)	(195,463)	(100)	—	(165,939)	(8,547)
Realized gains (losses)	—	—	—	419	145	—	820	—	—	3,142	—
Unrealized gains (losses)	—	—	—	—	1,058	(640)	329	73	104	4,417	10,575

Balance at September 30, 2010	$334	$—	$5,000	$—	$1,058	$314	$16,053	$1,239	$313	$341,675	$5,909

(a)
Changes in the observability of inputs used in the valuation of such assets

(b)
Deconsolidation of CHRP GP (See Note 3b)

        All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying condensed consolidated statements of operations.

        There were no significant transfers between level 1 and level 2 assets and liabilities for the three and nine months ended September 30, 2011 and September 30, 2010, respectively.

7. Receivables from and Payable to Brokers

        Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements, the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of September 30, 2011 and December 31, 2010, receivable from brokers was $121.6 million and $95.9 million, respectively. Payable to brokers was $336.7 million and $85.7 million as of September 30, 2011 and December 31, 2010, respectively.

8. Goodwill

        At least annually, and more frequently if warranted, the Company assesses whether the goodwill has been impaired by comparing the estimated fair value of each reporting unit with its estimated net book value. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Goodwill (Continued)

such a charge. There were no additions or impairment losses to goodwill during the three and nine months ended September 30, 2011.

        As a result of increased uncertainty and current market dynamics, making a judgment on the goodwill asset is increasingly difficult and requires significant judgment by management. In addition, to the extent that the stock prices are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we continue to experience significant decreases in revenues, profitability, our stock price may continue to be adversely affected. Although the stock price is just one factor in the calculation of fair value, if current stock price levels continue or decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce the recorded amount of goodwill with a corresponding charge to our earnings.

9. Redeemable non-controlling interests in consolidated subsidiaries

        Redeemable non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of September 30,	As of December 31,
	2011	2010
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating Companies	$5,557	$1,009
Consolidated Funds	102,413	143,337

	$107,970	$144,346

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating Companies	$1,147	$—	$3,087	$—
Consolidated Funds	(1,930)	2,029	(614)	7,533

	$(783)	$2,029	$2,473	$7,533

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Share-Based Compensation and Employee Ownership Plans

Share-based compensation plans in place after the Transactions

        The Company issues share based compensation under Cowen Holdings' previously established 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the "Equity Plans"). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two to five year period. As of September 30, 2011, there were approximately 0.7 million shares available for future issuance under the Equity Plans. On January 1, 2011, 0.9 million shares were added to the shares available under the 2010 Equity and Incentive Plan to bring the total equal to 7.5% of the Company's outstanding shares of stock.

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

        The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $5.1 million and $6.5 million for the three months ended September 30, 2011 and 2010, respectively, and $15.6 million and $12.2 million for the nine months ended September 30, 2011 and 2010, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.8 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, and $7.8 million and $5.5 million for the nine months ended September 30, 2011 and 2010, respectively.

        In relation to awards under the RCG Grants, the Company recognized expense of $1 million and $1.5 million, respectively, for the three months ended September 30, 2011 and 2010 and $3.9 million and $5.1 million for the nine months ended September 30, 2011 and 2010, respectively. The income tax effect recognized for the RCG Grants was a benefit of $0.4 million and $0.5 million, respectively, for the three months ended September 30, 2011 and 2010, respectively, and $1.5 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Share-Based Compensation and Employee Ownership Plans (Continued)

Stock Options

        The following table summarizes the Company's stock option activity for the nine months ended September 30, 2011:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2010	893,432	$13.04	3.50
Options granted	—	—
Options acquired	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(27,004)	16.00

Balance outstanding at September 30, 2011	866,428	$12.95	2.78	$—

Options exercisable at September 30, 2011	716,725	$14.83	2.14	$—

(1)
Based on the Company's closing stock price of $4.69 on December 31, 2010 and $2.71 on September 30, 2011.

        As of September 30, 2011, there was $0.2 million of unrecognized compensation expense related to the Company's grant of stock options.

Restricted Shares and Restricted Stock Units Granted to Employees

        The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2011:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2010	5,788,021	$5.39
Granted	6,153,187	4.27
Vested	(2,738,104)	3.66
Cancelled	(7,735)	4.31
Forfeited	(433,966)	4.82

Balance outstanding at September 30, 2011	8,761,403	$5.17

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of September 30, 2011, there was $29.8 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Share-Based Compensation and Employee Ownership Plans (Continued)

Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.43 years.

RCG Grants

        The following table summarizes the Company's RCG Grants activity for the nine months ended September 30, 2011:

	Nonvested RCG Grants		Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2010	2,638,078		$7.30
Granted	—		—
Vested	—
Forfeited	(42,139	)(*)	7.30

Balance outstanding at September 30, 2011	2,595,939

(*)
Forfeitures of RCG Grants are reallocated to other interests within RCG Holdings, LLC.

        The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the Transactions.

        As of September 30, 2011 there was $6.4 million of unrecognized compensation expense related to the Company's RCG Grants. Unrecognized compensation expense related to RCG Grants is expected to be recognized over a weighted-average period of 1.08 years.

Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members

        There were 18,845 and 163,554 restricted stock units awarded during the three and nine months ended September 30, 2011, respectively. Vested awards of 73,480 were delivered to non-employee members of the Company's Board of Directors during the nine months ended September 30, 2011. As of September 30, 2011 there were 188,128 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

11. Defined Benefit Plans

        The following amounts relate to the defined benefit plans in aggregate for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—	$—	$—
Interest cost	60	80	198	238
Expected return on plan assets	(71)	(75)	(207)	(222)
Amortization of (loss) / gain	—	—	—	—
Amortization of prior service cost	5	5	15	16
Effect of settlement	1	(5)	(30)	(5)

Net periodic benefit cost	$(5)	$5	$(24)	$27

        During the nine months ended September 30, 2011, the Company contributed $0.6 million to its defined benefit plan. The Company does not plan to contribute any additional amounts during the fourth quarter of 2011.

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

        The Company calculated its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company used the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company's effective income tax rate was 40.87% and (1.53)% for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, the unusual or infrequent items whose tax impact was recorded discretely were the benefit from the acquisition of a reinsurance company in Luxembourg, bargain purchase gain recorded as a result of the transaction with LaBranche and tax provisions of the Company's foreign subsidiaries.

        For the nine months ended September 30, 2011, the effective tax rate differs from the statutory rate of 35% primarily because of the recognition of deferred tax benefits that resulted from the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Income Taxes (Continued)

acquisition of a Luxembourg reinsurance company with deferred tax liabilities; the non-taxable bargain purchase gain recorded as a result of the transaction with LaBranche; stock compensation; non-deductible syndication costs; other non-deductible expenses, and an increase in the Company's valuation allowance. The Luxembourg reinsurance company, which carried deferred tax liabilities, was acquired by a consolidated subsidiary of the Company as part of a reinsurance service program and this subsidiary recorded a deferred tax benefit upon the acquisition of the reinsurance company pursuant to an Advance Tax Agreement.

        For the nine months ended September 30, 2010, the effective tax rate differs from the statutory rate of 35% primarily due to an increase in the Company's valuation allowance.

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2011 the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

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

        The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but repatriates the current earnings of its foreign subsidiaries to the United States to the extent such repatriation is permissible under local regulatory rules. The undistributed earnings of the Company's foreign subsidiaries totaled $4.7 million as of September 30, 2011. The tax liability that would arise if these earnings were remitted to the United States is approximately $0.4 million.

13. Commitments and Contingencies

        The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Net rent expense was $3.6 million and $4.1 million, for the three months ended September 30, 2011 and 2010, respectively, and was $10.5 million and $12 million for the nine months ended September 30, 2011 and 2010, respectively.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Commitments and Contingencies (Continued)

        As of September 30, 2011, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases(a)	Service Payments	Facility Leases(b)
	(dollars in thousands)
2011	$825	$4,108	$4,292
2012	3,301	12,041	16,553
2013	3,301	7,360	16,053
2014	1,548	6,219	14,175
2015	1,051	3,117	11,583
Thereafter	194	160	63,271

	$10,220	$33,005	$125,927

(a)
Equipment Leases include the Company's commitments relating to operating and capital leases. See note 14 for further information on capital lease minimum payments.

(b)
The Company has entered into various agreements to sublease certain of its premises on a month-to-month basis. The Company recorded sublease income related to these leases of $0.1 million for the three months ended September 30, 2011 and 2010, respectively and of $0.3 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively.

        For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.

        The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances. As of September 30, 2011, the clawback obligations were $6.2 million which was recorded within accounts payable, accrued expenses and other liabilities. (See Note 19).

        The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.

        As of September 30, 2011, the Company had unfunded commitments of $6.5 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company also has committed to invest $41 million to the funds managed by Cowen Healthcare Royalty Partners (the "CHRP Funds") as a limited partner of the CHRP Funds and also as a member of CHRP GP, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Commitments and Contingencies (Continued)

the other limited partners. Through September 30, 2011, the Company has funded $19.3 million towards these commitments. In April 2011, the Company committed $15 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of September 30, 2011 the Company's unfunded commitment to Starboard Value and Opportunity Fund LP is $5.4 million.

Litigation

        The Company faces significant legal risks in its businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under federal securities and other laws in connection with securities offerings and other transactions, as well as advice and opinions the Company provides concerning strategic transactions. In addition, like most financial institutions, the Company is often the subject of claims made by current and former employees arising out of their employment or termination of employment with the Company. The Company is involved in a number of judicial, regulatory and arbitration matters arising in connection with its business including those described herein.

        Pursuant to US GAAP, the Company reviews the need for any loss contingency reserves, and the Company has established reserves, as described below, for certain of these matters that the Company believe are adequate as of September 30, 2011 where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. These amounts are included within accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

        In connection with Cowen Holdings' previous initial public offering ("IPO") and separation from Société Générale ("SG") in 2006, Cowen Holdings entered into an indemnification agreement with SG under which (1) SG will indemnify, and will defend and hold harmless Cowen Holdings and each of the Cowen Holdings' subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify Cowen Holdings for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the Cowen Holdings' IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (the "Indemnification Agreement"). To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. As of September 30, 2011 and December 31, 2010, the total amount reserved in relation to the Indemnification Agreement was $0.5 million, respectively, and is accrued in accounts payable, accrued expenses and other liabilities in the condensed consolidated statement of financial condition.

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

        There have been no material new developments in the Company's legal proceedings since the August 9, 2011 filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, except as follows:

Tribune Litigation

        On or about June 1, 2011, an action was filed in the Supreme Court of the State of New York (the "Supreme Court") by successor indenture trustees for certain indebtedness of the Tribune Company ("Tribune"), against persons and entities who owned stock in Tribune at the time of Tribune's leveraged buyout ("LBO") in 2007. LaBranche & Co. LLC and LaBranche Structured Products, LLC are defendants in this proceeding, initially captioned Deutsche Bank Trust Company Americas, et al. v. Adaly Opportunity Fund TD Securities Inc. c/o Adaly Investment Management Co., et al., No. 651515/2011. The Deutsche Bank plaintiffs seek to avoid and recover, as constructively fraudulent conveyances, all transfers of any proceeds in cash received by each defendant in connection with the LBO.

        On or about June 2, 2011, a similar action was brought by retirees of the Times Mirror Company, Tribune, and/or more than 110 affiliates or subsidiaries of Tribune. William A. Niese, et al. v. Alliance Bernstein L.P., et al., No. 651516/2011. LaBranche Structured Products, LLC is named in the complaint but has not been served.

        In July 2011, both proceedings were removed to the United States District Court of the Southern District of New York ("SDNY"). The actions are currently captioned Deutsche Bank Trust Company Americas, et al. v. Adaly Opportunity Fund TD Securities Inc. c/o Adaly Investment Management Co., et al, No. 1:11 CV 4784 and William A. Niese, et. al. v. Alliance Bernstein L.P. et al., No. 1:11 CV 4538.

        On August 16, 2011, the Deutsche Bank plaintiffs moved pursuant to 28 U.S.C. § 1407, to transfer 44 actions pending in other federal districts to the SDNY for consolidated proceedings with the Deutsche Bank action under the caption In re Tribune Fraudulent Conveyance Litigation (MDL No. 2296) (the "Motion to Consolidate"). On September 13, 2011, the Niese plaintiffs filed an Interested Party Response to the Motion to Consolidate, requesting that the Panel consolidate the Niese action and several other actions with the Deutsche Bank action. Briefing on the Motion to Consolidate is complete and a hearing is scheduled for December 1, 2011.

        The Deutsche Bank plaintiffs filed an Amended Complaint on August 22, 2011 and a Second Amended Complaint on October 25, 2011. The Deutsche Bank action is currently stayed until further order of the court.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Commitments and Contingencies (Continued)

        The Niese plaintiffs filed a First Amended Complaint on August 17, 2011. The Niese Action is also stayed until further order of the court.

        The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

Adelphia Litigation

        On July 18, 2011, the SDNY ordered the settlement stipulation between Société Générale, which was liable for any losses in the Adelphia litigation pursuant to the Indemnification Agreement by and between Cowen and Société Générale, and the Huff plaintiffs and dismissed Société Générale from the lawsuit. No settlement contribution was made by Cowen Group.

CardioNet Litigation

        On September 2, 2011, the court denied the underwriter-defendants' (including Cowen) demurrer. On September 13, 2011 plaintiffs filed a motion for class certification, with oppositions due on December 30, 2011 and plaintiffs' reply due on January 6, 2012. A hearing on the motion is scheduled for January 13, 2012. On September 16, 2011, the underwriter-defendants filed an answer to the complaint. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

WorldSpace Litigation

        In August 2011, the parties reached an agreement in principle to settle the lawsuit. Cowen's portion of the proposed settlement does not have a material impact on the Company's condensed consolidated financial statements. The parties currently expect to enter into a stipulation of settlement which will contain customary releases and will be subject to customary conditions, including approval by the SDNY. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the SDNY will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the SDNY, will resolve all of the claims that were or could have been brought in the actions being settled. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the SDNY will approve the settlement even if the parties were to enter into such stipulation.

LaBranche Litigation

        As previously disclosed, on May 2, 2011, the parties to the consolidated lawsuit reached an agreement in principle to settle the consolidated lawsuit, which was reflected in a memorandum of understanding, pursuant to which LaBranche and Cowen Group made certain additional disclosures in the Form S-4 filed in connection with the LaBranche transaction. On October 25, 2011, the parties executed a stipulation of settlement, which was filed with the Supreme Court on October 27, 2011. A hearing will be scheduled at which the Supreme Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Supreme Court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the acquisition, the Merger Agreement and any disclosure made in connection therewith.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Commitments and Contingencies (Continued)

Alphatec Litigation

        On August 24, 2011, the U.S. District Court for the Southern District of California sua sponte adjourned the August 29, 2011 hearing on the motion to dismiss and will decide the motion on the briefs. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

Bank of America Litigation

        On September 25, 2011, Cowen and Company, LLC and twenty-six other banks (the "Underwriter Defendants") were named as defendants in the putative class action filed in the SDNY. The complaint brings claims against the Underwriter Defendants under section 11 of the Securities Act of 1933 for alleged materially misleading statements and omissions in the registration statement and prospectus for a December 2009 offering of Common Equivalent Securities of Bank of America. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

        In addition, the following are the Company's legal proceedings for which there have been no material developments since the August 9, 2011 filing of its Quarterly Report on Form 10-Q for the period ended June 30, 2011.

Lehman Brothers

        Given the additional market information available to Ramius, Ramius has decided to value its total net equity claim as follows: (i) the trust assets that the Company has been informed are within the control of LBIE and are expected to be distributed to the Company in the relatively near term are being valued at market less a 1% discount that corresponds to the fee that will be charged under the Claim Resolution Agreement for the return of trust assets, (ii) the trust assets that are not within the control of LBIE, but that Ramius believes are held by LBIE through Lehman Brothers, Inc. ("LBI"), are being valued at 54% which represents the present value of the mid-point between what Ramius believes are reasonable estimates of the low-side and high-side potential recovery rates with respect to its LBI exposure, (iii) Ramius's unsecured claims against LBIE are being valued at 48%, which represents Ramius's estimate of potential recovery rates with respect to this exposure and (iv) the trust assets that are not within the control of LBIE and are not believed to be held through LBI are being valued at 48%, which represents Ramius's estimate of potential recovery rates with respect to this exposure assuming that the trust assets are not available and become unsecured claims against LBIE.

In re NYSE Specialists Securities Litigation

        On or about October 16, 2003 through December 16, 2003, four purported class action lawsuits were filed in the SDNY by persons or entities who purchased and/or sold shares of stocks of NYSE listed companies, including Pirelli v. LaBranche & Co Inc., et al., No. 03 CV 8264, Marcus v. LaBranche & Co Inc., et al., No. 03 CV 8521, Empire v. LaBranche & Co Inc., et al., No. 03 CV 8935, and California Public Employees' Retirement System (CalPERS) v. New York Stock Exchange, Inc., et al., No. 03 CV 9968. On March 11, 2004, a fifth action asserting similar claims, Rosenbaum

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Commitments and Contingencies (Continued)

Partners, LP v. New York Stock Exchange, Inc., et al., No. 04 CV 2038, was also filed in the SDNY by an individual plaintiff who does not allege to represent a class.

        On May 27, 2004, the SDNY consolidated these lawsuits under the caption In re NYSE Specialists Securities Litigation, No. CV 8264. The court named the following lead plaintiffs: CalPERS and Empire Programs, Inc.

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

        On December 12, 2005, motions to dismiss were granted in part and denied in part. The SDNY dismissed plaintiffs' Section 10(b) and Section 20(a) claims against all defendants for conduct that occurred before January 1, 1999 and dismissed plaintiffs' breach of fiduciary duty claims against all defendants. The SDNY also dismissed all claims against the NYSE and certain claims against certain parents and affiliates of specialists other than LaBranche & Co. LLC.

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

        On February 22, 2007, the SDNY removed Empire Programs, Inc. as co-lead plaintiff, leaving CalPERS as the sole lead plaintiff.

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

        On March 14, 2009, the SDNY granted CalPERS' motion for class certification.

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

        On October 5, 2009, CalPERS and the NYSE informed the SDNY that they had agreed to settle all claims against the NYSE.

        On or about March 31, 2010, CalPERS and the NYSE submitted a stipulation of settlement to the SDNY, not involving any money payment by the NYSE to CalPERS. On April 2, 2010, the SDNY approved this settlement, and, on April 6, 2010, the SDNY entered a final judgment dismissing CalPERS's claims against the NYSE with prejudice.

        The parties participated in non-binding mediation during May 2011 through early July 2011.

14. Short-Term Borrowings and other debt

        As of September 30, 2011 and December 31, 2010, short term borrowings and other debt of the Company were as follows:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Line of credit	$—	$24,000
Notes payable	411	1,396
Capital lease obligations	5,611	6,337

	$6,022	$31,733

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50 million aggregate loan commitment amount available. The first borrowing under this line occurred on June 30, 2009. As of September 30, 2011 and December 31, 2010, the Company had borrowings of nil and $24 million, respectively. At the Company's election and discretion, borrowings under the 2009 collateralized revolving credit agreement bore interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Short-Term Borrowings and other debt (Continued)

Company was required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. The 2009 collateralized revolving credit agreement was to mature on September 29, 2011. However, during 2011, the Company agreed to repay in full its obligations pursuant to the credit agreement and HVB AG agreed to terminate the credit agreement. On June 27, 2011, the Company fully repaid the then borrowing amount outstanding of $23 million and the credit agreement was terminated as of that date. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of September 30, 2011 and during the period from June 3, 2009 through June 27, 2011 the Company was in compliance with these covenants. The Company's investment in Enterprise Master through the Enterprise Fund had been pledged as collateral under the line of credit. Upon termination of the credit agreement on June 27, 2011, the Company's collateral pledge to HVB AG was released and the Company is no longer subject to the restrictive covenants contained in the credit agreement.

        Interest incurred on the Company's lines of credit was $0.2 million for the three months ended September 30 2010, and was $0.4 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively.

        In November 2010, the Company borrowed $0.6 million and $1.5 million to fund insurance premium payments. As of September 30, 2011, these notes payable were paid in full. The interest rate on these notes were 5.05% and 4.95%, respectively. Interest expense for the three and nine months ended September 30, 2011 was not significant.

        The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which is included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of September 30, 2011, the remaining balance on these capital leases was $5.6 million. Interest expense for the three and nine months ended September 30, 2011 was $0.1 million, respectively.

        As of September 30, 2011 the Company has six irrevocable letters of credit, for which there is cash or bond collateral pledged, including (i) $50,000, which expires on July 12, 2012, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2012, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease and (iii) $82,000, which expires on May 12, 2012, supporting the Company's San Francisco office and (iv) $1.2 million which expires on August 31, 2012, supporting the Company's lease of additional office space in New York (v) $6.7 million, which expires December 12, 2011, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit at a rate equal to 0.5%, and (vi) $0.9 million which expires May 25, 2017, supporting the lease of additional office space in New York.

        To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2011 and December 31, 2010, there were no amounts due related to these letters of credit.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Short-Term Borrowings and other debt (Continued)

        Annual scheduled maturities of debt and minimum lease payments for capital lease obligation and short term borrowings and other debt outstanding as of September 30, 2011, are as follows:

	Capital Lease Obligation	Short Term Borrowings
	(in thousands)
2011	$385	$42
2012	1,541	164
2013	1,541	164
2014	1,402	41
2015	1,051	—
Thereafter	194	—

Subtotal	6,114	411
Less: Amount representing interest(a)	(503)	—

Total	$5,611	$411

(a)
Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.

15. Earnings Per Share and Stockholders' Equity

        The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of September 30, 2011, there were 115,086,360 shares outstanding, of which 1,083,330 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 188,128 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options and unvested restricted shares were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2011 and 2010, respectively, as their inclusion would have been anti-dilutive.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Earnings Per Share and Stockholders' Equity (Continued)

        The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net (loss) income attributable to Cowen Group, Inc. stockholders	$(48,234)	$(15,355)	$(28,113)	$(49,528)

Shares for basic and diluted calculations:
Average shares used in basic computation	115,664	73,385	89,118	72,866
Stock options	—	—	—	—
Restricted shares	—	—	—	—

Average shares used in diluted computation	115,664	73,385	89,118	72,866

Earnings (loss) per share:
Basic	$(0.42)	$(0.21)	$(0.32)	$(0.68)
Diluted	$(0.42)	$(0.21)	$(0.32)	$(0.68)

16. Treasury Stock

        Treasury stock of $11.7 million as of September 30, 2011 resulted from (a) $1.9 million purchase related to the acquisition of LaBranche (see Note 2) as the Company held shares directly in LaBranche prior to the acquisition date and those shares were converted to treasury stock at the acquisition date; (b) $1.6 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan; and (c) $8.2 million purchased in connection with a share repurchase program which was approved in July 2011, authorizing the Company to purchase up to $20 million of the Company's Class A common stock. The following represents the activity relating to the treasury shares held by the Company during the nine months ended September 30, 2011:

	Treasury stock	Cost (in thousands)	Average cost per share
Balance outstanding at December 31, 2010	—	$—	$—
Treasury stock purchased in connection with acquisition (see Note 2)	499,001	1,906	3.82
Shares purchased for minimum tax withholding under the Equity Plan	453,251	1,566	3.46
Purchase of treasury stock	2,456,339	8,228	3.35

Balance outstanding at September 30, 2011	3,408,591	$11,700	$3.43

17. Segment Reporting

        The Company conducts its operations through two segments: the alternative investment management segment and the broker-dealer segment (subsequent to the November 2009 Ramius/Cowen transaction). The operations of LaBranche's market-making business following the Company's

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

17. Segment Reporting (Continued)

June 28, 2011 acquisition of LaBranche are included in the broker-dealer segment commencing June 29, 2011. These activities are conducted primarily in the United States and substantially all of its revenues are generated domestically. The performance measure for these segments is Economic Income (Loss), which management uses to evaluate the financial performance of and make operating decisions for the segments including determining appropriate compensation levels.

        In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds (both 2011 and 2010) (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction (both 2011 and 2010) (iii) excludes certain other acquisition-related and/or reorganization expenses (2011 only) and (iv) excludes the bargain purchase gain which resulted from the LaBranche acquisition (see Note 2). In addition, Economic Income revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.

        As further stated below, one major difference between Economic Income (Loss) and US GAAP net income (Loss) is that Economic Income (Loss) presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. Consolidation of these funds results in including in income the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to redeemable non-controlling interest in consolidated subsidiaries in the condensed consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the alternative investment management segment, as ultimately, this income or loss is not income or loss for the alternative investment management segment itself. Included in Economic Income (Loss) is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

17. Segment Reporting (Continued)

        The following tables set forth operating results for the Company's alternative investment management and broker-dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

	Three Months Ended September 30, 2011
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(loss)	Funds Consolidation	Other Adjustments		GAAP
				(dollars in thousands)
Revenues
Investment banking	$—	$10,816	$10,816	$—	$—		$10,816
Brokerage	306	26,153	26,459	—	—		26,459
Management fees	18,476	—	18,476	(428)	(3,270)	(a)	14,778
Incentive income	(643)	—	(643)	—	(1,180)	(a)	(1,823)
Investment Income	(18,909)	1,850	(17,059)	—	17,059	(c)	—
Interest and dividends	—	—	—	—	11,083	(c)	11,083
Reimbursement from affiliates	—	—	—	(49)	1,027	(b)	978
Other revenue	41	(201)	(160)	—	396	(c)	236
Consolidated Funds revenues	—	—	—	301	—		301

Total revenues	(729)	38,618	37,889	(176)	25,115		62,828
Expenses
Employee compensation and benefits	9,036	35,513	44,549	—	1,453		46,002
Interest	52	130	182	—	1,740	(c)	1,922
Non-compensation expenses—Fixed	7,445	21,618	29,063	—	(29,063)	(c)	—
Non-compensation expenses—Variable	4,315	5,779	10,094	—	(10,094)	(c)(d)	—
Non-compensation expenses	—	—	—	—	37,760	(c)(d)	37,760
Reimbursement from affiliates	(1,028)	—	(1,028)	—	1,028	(b)	—
Consolidated Funds expenses	—	—	—	1,135	—		1,135

Total expenses	19,820	63,040	82,860	1,135	2,824		86,819
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	(22,156)	(c)	(22,156)
Bargain purchase gain					—	(e)	—
Consolidated Funds net gains (losses)	—	—	—	(619)	(2,179)		(2,798)

Total other income (loss)	—	—	—	(619)	(24,335)		(24,954)

Income (loss) before income taxes and non-controlling interests	(20,549)	(24,422)	(44,971)	(1,930)	(2,044)		(48,945)

Income taxes expense / (benefit)	—	—	—	—	72	(b)	72

Economic Income (Loss) / Net income (loss) before non-controlling interests	(20,549)	(24,422)	(44,971)	(1,930)	(2,116)		(49,017)
(Income) loss attributable to redeemable non-controlling interests	(810)	—	(810)	1,930	(337)		783

Economic Income (Loss) / Net Income (loss) attributable to Cowen Group stockholders	$(21,359)	$(24,422)	$(45,781)	$—	$(2,453)		$(48,234)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

17. Segment Reporting (Continued)

	Three Months Ended September 30, 2010
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(loss)	Funds Consolidation	Other Adjustments		GAAP
				(dollars in thousands)
Revenues
Investment banking	$—	$7,199	$7,199	$—	$—		$7,199
Brokerage	—	26,020	26,020	—	—		26,020
Management fees	11,548	—	11,548	(607)	(2,663)	(a)	8,278
Incentive income	1,784	—	1,784	—	888	(a)	2,672
Investment Income	14,428	(296)	14,132	—	(14,132)	(c)	—
Interest and dividends	—	—	—	—	4,270	(c)	4,270
Reimbursement from affiliates	—	—	—	(98)	1,478	(b)	1,380
Other Revenue	509	118	627	—	(5)	(c)	622
Consolidated Funds	—	—	—	1,761	—		1,761

Total revenues	28,269	33,041	61,310	1,056	(10,164)		52,202
Expenses
Employee compensation and benefits	19,788	26,128	45,916	—	2,078		47,994
Interest	(52)	298	246	—	1,053	(c)	1,299
Non-compensation expenses—Fixed	6,774	17,076	23,850	—	(23,850	)(c)	—
Non-compensation expenses—Variable	980	4,743	5,723	—	(5,723)	(c)(d)	—
Non-compensation expenses	—	—	—	—	29,707	(c)(d)	29,707
Reimbursement from affiliates	(1,478)	—	(1,478)	—	1,478	(b)	—
Consolidated Funds	—	—	—	1,245	—		1,245

Total expenses	26,012	48,245	74,257	1,245	4,743		80,245
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	8,810	(c)	8,810
Consolidated Funds net gains (losses)	—	—	—	2,218	3,988		6,206

Total other income (loss)	—	—	—	2,218	12,798		15,016

Income (loss) before income taxes and non-controlling interests	2,257	(15,204)	(12,947)	2,029	(2,109)		(13,027)

Income taxes expense / (benefit)	—	—	—	—	299	(b)	299

Economic Income (Loss) / Net income (loss) before non-controlling interests	2,257	(15,204)	(12,947)	2,029	(2,408)		(13,326)
(Income) loss attributable to redeemable non-controlling interests	—	—	—	(2,029)	—		(2,029)

Economic Income (Loss) / Net Income (loss) attributable to Cowen Group stockholders	$2,257	$(15,204)	$(12,947)	$—	$(2,408)		$(15,355)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

17. Segment Reporting (Continued)

	Nine Months Ended September 30, 2011
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(loss)	Funds Consolidation	Other Adjustments		GAAP
				(dollars in thousands)
Revenues
Investment banking	$—	$39,841	$39,841	$—	$—		$39,841
Brokerage	380	78,277	78,657	—	—		78,657
Management fees	48,062	—	48,062	(1,407)	(8,856	)(a)	37,799
Incentive income	10,217	—	10,217	—	(6,984	)(a)	3,233
Investment Income	21,359	1,491	22,850	—	(22,850	)(c)	—
Interest and dividends	—	—	—	—	21,483	(c)	21,483
Reimbursement from affiliates	—	—	—	(217)	3,185	(b)	2,968
Other revenue	1,015	(602)	413	—	744	(c)	1,157
Consolidated Funds revenues	—	—	—	614	—		614

Total revenues	81,033	119,007	200,040	(1,010)	(13,278)		185,752
Expenses
Employee compensation and benefits	41,788	87,865	129,653	—	5,011		134,664
Interest	157	460	617	—	7,028	(c)	7,645
Non-compensation expenses—Fixed	23,163	53,763	76,926	—	(76,926	)(c)	—
Non-compensation expenses—Variable	13,002	18,546	31,548	—	(31,548	)(c)(d)	—
Non-compensation expenses	—	—	—	—	105,331	(c)(d)	105,331
Reimbursement from affiliates	(3,186)	—	(3,186)	—	3,186	(b)	—
Consolidated Funds expenses	—	—	—	2,635			2,635

Total expenses	74,924	160,634	235,558	2,635	12,082		250,275
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	(4,798	)(c)	(4,798)
Bargain purchase gain					22,244	(e)	22,244
Consolidated Funds net gains (losses)	—	—	—	3,031	686		3,717

Total other income (loss)	—	—	—	3,031	18,132		21,163

Income (loss) before income taxes and non-controlling interests	6,109	(41,627)	(35,518)	(614)	(7,228)		(43,360)

Income taxes expense / (benefit)	—	—	—	—	(17,720	)(b)	(17,720)

Economic Income (Loss) / Net income (loss) before non-controlling interests	6,109	(41,627)	(35,518)	(614)	10,492		(25,640)
(Income) loss attributable to redeemable non-controlling interests	(2,750)	—	(2,750)	614	(337)		(2,473)

Economic Income (Loss) / Net Income (loss) attributable to Cowen Group stockholders	$3,359	$(41,627)	$(38,268)	$—	$10,155		$(28,113)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

17. Segment Reporting (Continued)

	Nine Months Ended September 30, 2010
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(loss)	Funds Consolidation	Other Adjustments		GAAP
				(dollars in thousands)
Revenues
Investment banking	$—	$23,142	$23,142	$—	$—		$23,142
Brokerage	—	85,389	85,389	—	—		85,389
Management fees	36,322	—	36,322	(2,301)	(7,592	)(a)	26,429
Incentive income	3,316	—	3,316	—	1,350	(a)	4,666
Investment Income	23,270	(629)	22,641	—	(22,641	)(c)	—
Interest and dividends	—	—	—	—	7,054	(c)	7,054
Reimbursement from affiliates	—	—	—	(398)	5,262	(b)	4,864
Other Revenue	484	298	782	—	860	(c)	1,642
Consolidated Funds	—	—	—	10,894	—		10,894

Total revenues	63,392	108,200	171,592	8,195	(15,707)		164,080
Expenses
Employee compensation and benefits	43,286	79,828	123,114	—	6,891		130,005
Interest	182	532	714	—	1,652	(c)	2,366
Non-compensation expenses—Fixed	24,688	48,277	72,965	—	(72,965	)(c)	—
Non-compensation expenses—Variable	1,667	20,399	22,066	—	(22,066	)(c)(d)	—
Non-compensation expenses	—	—	—	—	95,213	(c)(d)	95,213
Reimbursement from affiliates	(5,262)	—	(5,262)	—	5,262	(b)	—
Consolidated Funds	—	—	—	5,604	—		5,604

Total expenses	64,561	149,036	213,597	5,604	13,987		233,188
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	9,983	(c)	9,983
Consolidated Funds net gains (losses)	—	—	—	4,942	12,820		17,762

Total other income (loss)	—	—	—	4,942	22,803		27,745

Income (loss) before income taxes and non-controlling interests	(1,169)	(40,836)	(42,005)	7,533	(6,891)		(41,363)

Income taxes expense / (benefit)	—	—	—	—	632	(b)	632

Economic Income (Loss) / Net income (loss) before non-controlling interests	(1,169)	(40,836)	(42,005)	7,533	(7,523)		(41,995)
(Income) loss attributable to redeemable non-controlling interests	—	—	—	(7,533)	—		(7,533)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group stockholders	$(1,169)	$(40,836)	$(42,005)	$—	$(7,523)		$(49,528)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

17. Segment Reporting (Continued)

        The following is a summary of the adjustments made to US GAAP net income (loss) for the segment to arrive at Economic Income (Loss):

        Funds Consolidation:    The impacts of consolidation and the related elimination entries of the Consolidated Funds are not included in Economic Income (Loss). Adjustments to reconcile to US GAAP net income include elimination of incentive income and management fees earned from the Consolidated Funds and addition of fund expenses excluding management fees paid, fund revenues and investment income (loss).

  Other Adjustments:

  (a)
  Economic Income (Loss) recognizes revenues (i) net of distribution fees paid to agents and (ii) our proportionate share of management and incentive fees of certain real estate operating entities for which the investments are recorded under the equity method of accounting for investments.

  (b)
  Economic Income (Loss) excludes income taxes as management does not consider this item when evaluating the performance of the segment. Also, reimbursement from affiliates is shown as a reduction of Economic Income expenses, but is included as a part of revenues under US GAAP.

  (c)
  Economic Income (Loss) recognizes Company income from proprietary trading net of related expenses.

  (d)
  Economic Income (Loss) recognizes the Company's proportionate share of expenses for certain real estate and other operating entities for which the investments are recorded under the equity method of accounting for investments.

  (e)
  Economic Income (Loss) excludes the bargain purchase gain which resulted from the LaBranche acquisition.

        For the three and nine months ended September 30, 2011 and 2010, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

18. Regulatory Requirements

        As a registered broker-dealer, Cowen and Company is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1 million. Cowen and Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2011, Cowen and Company had total net capital of approximately $44.6 million, which was approximately $43.6 million in excess of its minimum net capital requirement of $1 million.

        Cowen and Company is exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

18. Regulatory Requirements (Continued)

        Proprietary accounts of introducing brokers ("PAIB") held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, if applicable.

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. As of September 30, 2011, Ramius UK's Financial Resources of $4.3 million exceeded its minimum requirement of $0.6 million by $3.7 million. As of September 30, 2011, CIL's Financial Resources of $5 million exceeded its minimum requirement of $2.3 million by $2.7 million.

        Cowen and Company (Asia) Limited ("CCAL") (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of September 30, 2011, CCAL's Financial Resources of $2.6 million exceeded the minimum requirement of $0.4 million by $2.2 million.

        As a registered broker-dealer and FINRA member firm, Cowen Capital LLC (formerly known as LaBranche Capital, LLC) is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. Cowen Capital LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $1 million or 2% of aggregate indebtedness, as defined. As of September 30, 2011, Cowen Capital, LLC's net capital, as defined, was $12.3 million, which exceeded minimum requirements by $11.3 million.

        As a registered broker dealer in the United Kingdom, CITL (formerly known as LaBranche Structured Products Europe Limited) is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the FSA in the United Kingdom. In calculating regulatory capital, CITL's capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a company's financial strength from a regulator's point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder's Equity. As of September 30, 2011, Tier 1 capital, as defined, was $33.9 million which exceeded the total variable capital requirement by $15 million. This Tier 1 capital included a loan to Cowen Structured Holdings Inc. (formerly known as LaBranche Structured Holdings, Inc.) by CITL as of February 2011, in the aggregate principal amount of $8.7 million.

        As a registered corporation under the Hong Kong Securities and Futures Ordinance, CSPH (formerly known as LaBranche Structured Products Hong Kong Limited) is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules ("FRR"). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million as of September 30, 2011) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million as of September 30, 2011) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of September 30, 2011, CSPH's liquid capital, as defined, was $2.4 million, which exceeded its minimum requirements by $2 million.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

19. Related Party Transactions

        The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, Cowen Healthcare Royalty Management, LLC ("CHRP Management"), and the CHRP Funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of September 30, 2011, approximately $11.8 million included in fees receivable are earned from related parties.

        The Company may, at its discretion, waive certain of the fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended September 30, 2011, the Company reversed the previously recorded waived fees of $0.2 million. For the three months period ended September 30, 2010 the Company waived the fees for the funds that it manages of $0.6 million. For the nine months period ended September 30, 2011 and 2010 the Company waived the fees of $1.1 million and $1.8 million, respectively, which were recorded net in management fees and incentive income in the condensed consolidated statements of operations. As of September 30, 2011 and December 31, 2010, related amounts still payable were $3.7 million and $2.3 million, respectively, and were reflected in fees payable in the condensed consolidated statements of financial condition.

        During the first quarter of 2010, certain affiliated funds incurred a loss related to a trading error for which the Company determined, consistent with its internal policies, to bear the cost of correcting such error. This resulted in a loss of approximately $2.7 million for the Company. This amount is included in other expenses in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2010.

        Pursuant to the operating agreement for its subsidiary Ramius Alternative Solutions LLC, the Company is required to pay certain distribution fees on assets raised by third party distributors. Such distribution fees are reported as client services and business development in the condensed consolidated statements of operations. These amounts equaled $0.3 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, related amounts still payable were $0.2 million, respectively, and were reflected in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

        As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the condensed consolidated statements of financial condition. The remaining balance yet to be paid was $1.2 million and $1.7 million as of September 30, 2011 and December 31, 2010, respectively. Of such amounts outstanding as of September 30, 2011, $0.2 million will be paid in the remainder of 2011.

        The Company may, on occasion, also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the condensed consolidated statements of financial condition. As of September 30, 2011 and December 31,

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

19. Related Party Transactions (Continued)

2010, loans to employees of $6 million and $4.7 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. For the three and nine months ended September 30, 2011 and 2010 interest charged for these loans and advances was immaterial. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.

        In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 5), whereby the Company can loan up to $3 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly) with a maturity of March 30, 2014. As of September 30, 2011 $1.5 million is included in other assets in the condensed consolidated statement of financial condition. For the three and nine months ended September 30, 2011, interest charged for this loan was immaterial.

        Included in due to related parties is approximately $0.3 million and $6.5 million as of September 30, 2011 and December 31, 2010, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.

20. Guarantees

        US GAAP requires the Company to disclose information about its obligations under certain guarantee arrangements. Those standards define guarantees as contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying security (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or nonoccurrence of a specified event) related to an asset, liability or equity security of a guaranteed party. Those standards also define guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

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

        The Company is a member of various securities exchanges. Under the standard membership agreements, members are required to guarantee the performance of other members and, accordingly, if

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

20. Guarantees (Continued)

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

21. Subsequent Events

        In November 2011, the Company entered into a sublease agreement, expiring in February 2017, for a portion of its New York premises.

        The Company has evaluated events through November 7, 2011 which is the date the condensed consolidated financial statements were available to be issued and has determined that there were no additional subsequent events requiring adjustment or disclosure to the condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled "Risk Factors" in Item 1A of our 2010 Annual Report on Form 10-K and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Group, Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.

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

        Our alternative investment management business had approximately $11.2 billion of assets under management as of October 1, 2011. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

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

        Our investment banking product offerings include initial public offerings and equity follow-on transactions, credit and fixed income transactions, including public and private debt placements, exchange offers, consent solicitations, PIPES and registered direct market and tender offers. We also offer origination and distribution capabilities for convertible securities. Our capital markets capabilities, managed by a unified capital markets group, allow us to effectively provide cohesive solutions for our investment banking clients.

        As a result of the previously disclosed acquisition of LaBranche, the condensed consolidated financial results of the Company for the nine months ended September 30, 2011, includes LaBranche's operating results from June 28, 2011. These operating results of LaBranche are related to ETF market-making and are included in the Company's broker-dealer segment.

Certain Factors Impacting Our Business

        Our alternative investment management business and results of operations are impacted by the following factors:

  •
  Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment management business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A ("UniCredit S.p.A"), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a Modification Agreement, to extend the time period pursuant to which the Company must return the bulk of its assets in our funds to the end of 2010. As of September 30, 2011, including redemptions effective on July 1, 2011, we have returned approximately $500.2 million to affiliates of UniCredit S.p.A and these affiliates had a remaining investment of approximately $172.3 million invested in our investment vehicles, including a fund of funds managed account.

  •
  Investment performance.  Our revenues from incentive income are linked to the performance of the funds and accounts that we manage. Performance also affects assets under management because it influences investors' decisions to invest assets in, or withdraw assets from, the funds and accounts managed by us.

  •
  Fee and allocation rates.  Our management fee revenues are linked to the management fee rates we charge as a percentage of assets under management. Our incentive income revenues are linked to the incentive allocation rates we charge as a percentage of performance driven asset growth. Our incentive allocations are generally subject to "high-water marks," whereby incentive income is generally earned by us only to the extent that the net asset value of a fund at the end of a measurement period exceeds the highest net asset value as of the end of the preceding measurement period for which we earned incentive income. All products that we currently market, for which we charge an incentive fee, are currently over their respective high water marks, except for Global Credit Fund. Our incentive allocations, in some cases, are subject to performance hurdles.

  •
  Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of October 1, 2011, we had investments of approximately $128.4 million, $168.7 million and $49.9 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP ("COIL") and Ramius Optimum Investments LLC ("ROIL"), respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and in liquidation. COIL and ROIL are wholly owned entities that the Company uses solely for the firm's invested capital.

        Our broker-dealer business and results of operations are impacted by the following factors:

  •
  Underwriting, private placement and strategic/financial advisory fees.  Our revenues from investment banking are directly linked to the underwriting fees we earn in securities offerings in which the Company acts as an underwriter, private placement fees earned in non-underwritten transactions and success fees earned in connection with advising clients, both buyers and sellers, principally in mergers and acquisitions. As a result, the future performance of our investment banking business will depend on, among other things, our ability to secure lead managed and co-managed roles in clients capital raising transactions as well as our ability to secure mandates as a client's strategic financial advisor.

  •
  Commissions.  We receive commissions from executing client transactions. Our commission revenues depend for the most part on our trading volumes.

  •
  Principal transactions.  Principal transactions revenue includes as well as net trading gains and losses from the Company's market-making activities and net trading gains and losses on inventory and other firm positions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identify the other side of the trade at execution, which subjects the Company to market risk.

  •
  Equity research fees.  Equity research fees are paid to the Company for providing equity research. The Company also permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. Our ability to generate revenues relating to our equity research depends on the quality of our research and its relevance to our institutional customers and other clients.

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

  •
  Our broker-dealer business has been, and may continue to be, adversely affected by market conditions. Increased competition continues to affect our investment banking and capital markets businesses. The same factors also affect trading volumes in secondary financial markets, which affect our brokerage business. Commission rates, market volatility, increased competition from larger financial firms and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period.

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

Recent developments

        In October 2011, the Company filed a registration statement with the Securities and Exchange Commission to register the distribution and resale of shares of Cowen Class A common stock issued to RCG Holdings LLC ("RCG") in connection with the combination between Cowen and Ramius LLC ("Ramius"), which occurred on November 2, 2009. The registration covers the distribution of 24,053,393 shares of Cowen Class A common stock currently held by RCG to RCG's members, the former owners of Ramius, in accordance with the terms of the RCG operating agreement entered into at the time of the Ramius/Cowen combination.

        In July 2011, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $20 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the third quarter of 2011, the Company repurchased 2,456,339 shares of Cowen Class A common stock at an average price of $3.35 per share.

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

  •
  Real Estate Funds—Management fees from the Company's real estate funds are generally charged by their general partners at an annual rate between 1% and 1.5% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the Company's real estate funds are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments instead of management fees.

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

  •
  Ramius Trading Strategies—Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 3% and 1.50%, respectively, for the levered vehicle and 1% and 0.50%, respectively, for the unlevered vehicle. In addition, management fees for Ramius Trading Strategies Managed Futures Fund, a mutual fund launched in September 2011, are 1.60% per annum (subject to an overall expense cap of 1.85%). Management and platform fees are generally calculated monthly based on assets under management at the end of each month.

  •
  Other—The Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of 0.04% to 0.20% of assets, based on the average daily balances of the assets under management.

Incentive income

        The Company earns incentive income based on net profits (as defined in the respective investment management agreements) of the Company's funds and certain managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. For the products we offer, incentive income earned is typically 20% for hedge funds and 10% for fund of funds and alternative solutions products (in certain cases in excess of a benchmark), in each case, of the net profits earned for the full year that are attributable to each fee-paying investor. Incentive income on real estate investments is earned in the year of a sale or realization of a private investment. Incentive income in the CHRP Funds is earned only after investors receive a full return of their capital plus a preferred return.

        In periods following a period of a net loss attributable to an investor, the Company does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a "high-water mark." The Company has elected to record incentive income revenue in accordance with "Method 2" of the Financial Accounting Standards Board ("FASB") accounting standards. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in a quarter's condensed consolidated statement of operations may be subject to reversal in a subsequent quarter as a result of subsequent negative investment performance prior to the conclusion of the fiscal year, when all contingencies have been resolved. As a result of negative investment performance in 2008, and in the case of certain real estate funds, in 2009, the Company entered 2010 with high-water marks in certain of its fund products. These high-water marks require the funds to recover cumulative losses before the Company could begin to earn incentive income in 2010 and beyond with respect to the investments of investors who previously suffered losses. In 2010, the Starboard Value and Opportunity Funds surpassed their high water marks and the Company began to earn incentive income again on these products. All products that we currently market, for which we charge an incentive fee, are currently over their respective high water marks, except for Global Credit Fund.

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

  Investment Banking

        Investment banking revenue consists of underwriting fees, strategic/financial advisory fees and private placement fees.

  •
  Underwriting fees.  The Company earns underwriting revenues in securities offerings in which the Company acts as an underwriter, such as initial public offerings, follow-on equity offerings,

    debt offerings, and convertible security offerings. Underwriting revenues include management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting process have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of securities from the issuer; and (iii) the Company has been informed of the number of securities that it has been allotted.

    When the Company is not the lead manager for an underwriting transaction, management must estimate the Company's share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

  •
  Strategic/financial advisory fees.  The Company's strategic advisory revenues include success fees earned in connection with advising companies, principally in mergers and acquisitions and liability management transactions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

  •
  Commissions.  Commission revenue includes fees from executing client transactions. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis.

  •
  Principal Transactions.  Principal transaction revenue includes net trading gains and losses from the Company's market-making activities in fixed income and over-the-counter equity securities, listed options trading, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. Principal transaction revenue also consists of net gains and losses resulting from the Company's market-making activities in ETFs domestically and internationally, and the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the ETFs for which the Company acts as market-maker. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

  •
  Equity Research Fees.  Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured.

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

Reimbursement from affiliates

        The Company allocates, at its discretion, certain expenses incurred on behalf of its hedge fund, fund of funds and real estate businesses. These expenses relate to the administration of such subsidiaries and assets that the Company manages for its funds. In addition, pursuant to the funds' offering documents, the Company charges certain allowable expenses to the funds, including charges and personnel costs for legal, compliance, accounting, tax compliance, risk and technology expenses that directly relate to administering the assets of the funds. Such expenses that have been reimbursed at their actual costs are included in the condensed consolidated statements of operations as employee compensation and benefits, professional, advisory and other fees, communications, occupancy and equipment, client services and business development and other.

Other revenues

        The Company receives other revenues which are unrelated to its principal sources of revenue and which may vary from year to year. Sources of such other revenues primarily include other fees earned from real estate entities and gains from a sale of an asset.

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

  •
  Consolidated Funds Expenses.  Certain funds are consolidated by the Company pursuant to US GAAP. As such, the Company's condensed consolidated financial statements reflect the expenses of these consolidated entities and the portion attributable to other investors is allocated to a redeemable non-controlling interest.

Income Taxes

        The taxable results of the Company's U.S. operations are subject to U.S. federal, state and city taxation as a corporation. The Company is also subject to foreign taxation on income it generates in certain countries.

        The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, including the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2011, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

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

        As of October 1, 2011, the Company had assets under management of $11.2 billion, a 5% increase as compared to assets under management of $10.7 billion as of July 1, 2011. The $531 million increase in assets under management during the third quarter of 2011 resulted from $892 million in net subscriptions (including redemptions effective on October 1, 2011, which included $43 million of assets returned to investors, as a result of closing the Ramius Multi-Strategy and Ramius Enterprise funds and the return of assets to UniCredit pursuant to the terms of Modification Agreement), offset by a $361 million performance-related decrease in assets.

        The following table is a breakout of total assets under management by platform as of October 1, 2011.

	Total Assets under Management
Platform	October 1, 2011		July 1, 2011		Primary Strategies
	(dollars in millions)
Hedge Funds(3)	$1,582	(1)	$1,641	(1)	Multi-Strategy
					Single Strategy
Alternative Solutions(2)	1,765		2,060		Multi-Strategy
					Single Strategy
					Customized Solutions
					Hedging Strategies
	1,124		1,343		Advisory
Ramius Trading Strategies(4)	293		72		Commodity Trading Advisory
Real Estate(3)	1,628	(7)	1,628	(7)	Debt
					Equity
Cowen Healthcare Royalty Partners(5)	1,412	(7)	1,251	(7)	Royalty Interests
Other(6)	3,382		2,660		Cash Management
					Mortgage Advisory

Total	$11,186		$10,655

(1)
This amount includes the Company's invested capital of approximately $128 million and $137 million as of October 1, 2011 and July 1, 2011, respectively.

(2)
This amount includes the Company's invested capital of approximately $45.1 million and $44.8 million (which includes the notional amount of one of the fund of funds products) as of October 1, 2011 and July 1, 2011, respectively.

(3)
The Company owns between 30% and 55% of the general partners of the real estate business and the activist business. We do not possess unilateral control over any of these general partners.

(4)
This amount includes three funds: RTS Global Fund, LP, RTS Global 3X Funds, LP, Ramius Trading Strategies Managed Futures Fund.

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

(7)
This amount reflects committed capital.

        The following table presents the rollforward of total assets under management by period:

	Nine Months Ended		Three Months Ended	Year ended December 31,
	October 1,2011		October 1,2011	2010	2009		2008
	(dollars in thousands)
Beginning Assets under Management	$9,041,446		$10,655,224	$8,313,638	$9,765,230		$12,900,355
Net Subscriptions (Redemptions)	2,274,423	(3)	892,104	812,555	(1,780,117	)(2)	(1,066,714)
Net Performance(1)	(129,350)		(360,809)	150,085	328,525		(2,068,411)

Ending Assets under Management	$11,186,519		$11,186,519	$9,276,278	$8,313,638		$9,765,230

(1)
Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(2)
Net subscriptions for 2009 include $807 million of capital commitments to the CHRP Funds that were part of Cowen Holdings prior to the Transactions.

(3)
Net subscriptions for 2011 include $371 million of additional capital commitments to the CHRP Funds.

  Fund Performance

        The third quarter of 2011 proved to be extremely difficult for risk assets in multiple global markets. Key macro economic concerns that had been weighing on these markets remained in place, including softening global growth, the unresolved European debt crisis and political inaction in the U.S. regarding the country's current deficit, increasing debt burden and employment rate. The "risk on, risk off" approach that has dominated investor activity throughout 2011 adopted a full "risk off" position in the quarter. This led to double-digit declines in equities and losses in high yield and leveraged loans, resulting in substantial widening of corporate credit spreads. This was accentuated in Europe, especially in the banking sector. Weaker sovereign credits also experienced further deterioration. Declining commodity prices continued that trend for much of the quarter. One of the most striking characteristics during this period was the rapid deterioration in liquidity. While this was apparent in multiple asset classes, it was especially true in the fixed income markets. Within different asset classes, there were recurrent spikes in both price volatility and correlation. In many respects, trading liquidity was reminiscent of 2008, with the added pressure of liquidity providers aggressively withdrawing capital, a characteristic of the post-2008 attitude toward risk management.

        Ramius investment vehicles had divergent results within the quarter, but when taken as a group, fared better than most asset classes in which the funds had exposures. In the first six months of the year, longer-dated vehicles in real estate continued to benefit from firmer underlying investment valuations, extending the recovery from the 2009 lows. For the third quarter, real estate again had higher marks when compared to more trading-oriented funds in the equity and credit markets, which were beset by high volatility and vastly reduced liquidity. The global macro and managed futures sectors navigated the period well, aided by the performance of short-term trend-following managers in September. The managed futures mutual fund made its debut in late September, and therefore did not have trading activity for the entire quarter. Following a positive six months, pricing and liquidity pressures were acute within the corporate credit portfolios. Losses were concentrated within a small group of investments, and the portfolios have since been rebalanced for the current environment. The small cap activist funds were only slightly negative for the quarter, compared to substantial losses in domestic equity indices, and retain their positive performance year to date. The multi-strategy funds maintained their focus on capital preservation, while still executing the opportunistic strategy for the sale of certain assets in order to make distributions to investors. Customized hedge fund of funds portfolios and client-specific solutions-based portfolios also had satisfactory results.

        The table below sets forth performance information as of September 30, 2011, for the Company's funds with assets greater than $200 million as well as information with respect to the firm's single-strategy hedge funds and RTS funds. The performance reflected below is representative of the net return of the most recently issued full fee paying class of fund interests offered for the respective fund. The net returns are net of all management and incentive fees, and are calculated monthly based on the change in an investor's current month ending equity as a percentage of their prior month's ending equity, adjusted for the current month's subscriptions and redemptions. Such returns are compounded monthly in calculating the final net year to date return. Performance information for the CHRP Funds is not presented due to existing confidentiality provisions.

        The following table presents fund performance for the three and nine months ended September 30, 2011 and 2010:

			Performance for three months Ended September 30,				Performance for nine months Ended September 30,
Platform	Strategy	Fund(1)	2011		2010		2011		2010
Hedge Funds	Single Strategy	Starboard Value and Opportunity Fund, L.P.	(4.24)%		10.22%		2.42%		18.15%
		(Inception Mar. 1, 2006)
		Ramius Global Credit Fund LP (Class B)	(10.37	)%(4)	5.97	%(4)	(3.23	)%(4)	14.34	%(4)
		(Inception Oct. 1, 2009)
	Multi Strategy	Ramius Enterprise LP(5)	(2.39	)%(2)	0.72	%(2)	0.58	%(2)	1.14	%(2)
		(Inception Jan. 1, 2008)
Alternative Solutions	Managed Accounts	Hybrid Solutions; including	(2.78)%		N/A		(2.75)%		N/A
		Hedge Funds & Alternative Beta
		(Inception June 1, 2011)
	Global Macro/Managed Futures	RTS Global Fund LP	0.10%		3.13%		7.61%		2.39%
		(Inception Mar. 1, 2010)
		RTS Global 3X Fund LP	1.63%		11.13%		(20.10)%		10.64%
		(Inception Mar. 1, 2010)
		RTS Managed Futures Fund	(0.22)%		N/A		(0.22)%		N/A
		(Inception Sept. 20, 2011)
Real Estate	Debt	RCG Longview Debt Fund IV, L.P.(3)	0.87%		5.61%		5.44%		9.54%
		(Inception Nov. 12, 2007)
	Equity	RCG Longview Equity Fund, L.P.(3)	(0.98)%		4.88%		17.22%		18.16%
		(Inception Nov. 22, 2006)
Other	Cash Management		0.49%		0.21%		0.58%		1.08%

(1)
Products included above represent funds and accounts with assets under management greater than $200 million (excluding CHRP and Ramius Multi- Strategy Fund Ltd), the Company's single-strategy funds and the Ramius Trading Strategies funds. Ramius Multi-Strategy Fund Ltd and Ramius Enterprise LP have been closed to new investors and we began winding down these funds in 2010. Ramius Enterprise LP has been included above as the firm maintains a substantial proprietary equity investment in this entity. The inception date for a fund or account represents the initial date that the fund or account accepted capital from third party investors. As of October 1, 2011, the net assets of the funds presented above were $5.3 billion, or 47% of the total assets under management as of October 1, 2011 of $11.2 billion. Excluded from the table above are funds and managed accounts with $5.9 billion, or 53%, of total assets under management as of October 1, 2011. These include a total of 65 smaller individual funds and managed accounts, the Ramius Multi-Strategy Fund Ltd and the Cowen Healthcare Royalty Partners funds.

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

(4)
Performance reflects application of the fee terms applicable to the Class B interests, which is the class of interests offered by the Fund beginning on October 1, 2010. As a result, the 2010 data is pro forma applying the same fee terms applicable to the Class B interests.

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

        As of September 30, 2011, the Company's invested capital amounted to a net value $441.5 million (a long market value of $753.5 million, gross of $312 million of trading strategy leverage), representing approximately 76% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of September 30, 2011. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of September 30, 2011 because they are included in various line items of the condensed consolidated statement of financial condition, including "securities owned, at fair value", "other investments", "cash and cash equivalents", and "consolidated funds-securities owned, at fair value".

Strategy	Net Value	%
	dollars in millions
Trading	$295.8	51%
Merchant Banking	98.9	17%
Real Estate	46.8	8%

Total	441.5	76%

Stockholders' Equity	585.2	100%

        The allocations shown in the table above will change over time.

Results of Operations

        To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) of our alternative investment management and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company—Segment Analysis and Economic Income (Loss)," and Note 17 to the Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Period to Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$10,816	$7,199	$3,617	50.2%
Brokerage	26,459	26,020	439	1.7%
Management fees	14,778	8,278	6,500	78.5%
Incentive income	(1,823)	2,672	(4,495)	(168.2)%
Interest and dividends	11,083	4,270	6,813	159.6%
Reimbursement from affiliates	978	1,380	(402)	(29.1)%
Other revenue	236	622	(386)	(62.1)%
Consolidated Funds revenues	301	1,761	(1,460)	(82.9)%

Total revenues	62,828	52,202	10,626	20.4%
Expenses
Employee compensation and benefits	46,002	47,994	(1,992)	(4.2)%
Interest and dividends	1,922	1,299	623	48.0%
General, administrative and other expenses	37,760	29,707	8,053	27.1%
Consolidated Funds expenses	1,135	1,245	(110)	(8.8)%

Total expenses	86,819	80,245	6,574	8.2%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	(22,156)	8,810	(30,966)	(351.5)%
Bargain purchase gain	—	—	—	NM
Consolidated Funds net gains (losses)	(2,798)	6,206	(9,004)	(145.1)%

Total other income (loss)	(24,954)	15,016	(39,970)	(266.2)%

Income (loss) before income taxes	(48,945)	(13,027)	(35,918)	275.7%

Income taxes expense (benefit)	72	299	(227)	(75.9)%

Net income (loss)	(49,017)	(13,326)	(35,691)	267.8%
Income (loss) attributable to redeemable non-controlling interests	(783)	2,029	(2,812)	(138.6)%

Net income (loss) attributable to Cowen Group stockholders	$(48,234)	$(15,355)	$(32,879)	214.1%

Revenues

Investment Banking

        Investment banking revenues increased $3.6 million to $10.8 million for the three months ended September 30, 2011, compared to $7.2 million for the prior year quarter. During the quarter ended September 30, 2011, the Company completed five underwriting transactions, two private capital raising transactions, three strategic advisory transactions, and two debt financing transactions. During the quarter ended September 30, 2010, the Company completed nine underwriting transactions, one private capital raising transaction, and two strategic advisory transactions.

Brokerage

        Brokerage revenues increased $0.5 million to $26.5 million for three months ended September 30, 2011, compared to $26 million for the prior year quarter. Aggregate NYSE and NASDAQ trading volumes were flat in the three months ended September 30, 2011 compared to the prior year quarter.

Management Fees

        Management fees increased $6.5 million to $14.8 million for the three months ended September 30, 2011, compared with $8.3 million for the prior year quarter. The increase was a result of an increase in management fees for the CHRP funds of $6.9 million, as a result of an increase in committed capital and fees earned in association with a securitization, an increase in management fees associated with our Global Credit fund and other credit managed accounts of approximately $0.8 million. These increases were partially offset by a decrease in fees of $0.7 million for our Starboard and Value fund as a result of the spinoff of this business in the second quarter of 2011 and a decrease in fees of $0.5 million as a result of continuing to return assets to investors for the fourth quarter of 2010 through the third quarter of 2011.

Incentive Income

        Incentive income decreased $4.5 million to a loss of $1.8 million for the three months ended September 30, 2011, compared to a income of $2.7 million in the prior year quarter. The decrease in incentive fees of $4.5 million was a result of a decrease in fees of $2.1 million, $1.6 million and $0.8 million as a result of a decrease in performance from the Global Credit fund, Starboard Value fund and funds in our alternative solutions business, respectively.

Interest and Dividends

        Interest and dividends increased $6.8 million to $11.1 million for the three months ended September 30, 2011, compared with $4.3 million in the prior year quarter. The increase was primarily attributable to an increase in interest income resulting from an increase in investments in interest bearing assets in the third quarter of 2011 relative to the same period last year.

Reimbursements from Affiliates

        Reimbursements from affiliates decreased $0.4 million to $1 million for the three months ended September 30, 2011, compared with $1.4 million for the prior year quarter. The decrease was attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.

Other Revenue

        Other revenue decreased $0.4 million to $0.2 million for the three months ended September 30, 2011, compared with $0.6 million in the prior year quarter.

Consolidated Funds Revenues

        Consolidated Funds revenues decreased $1.5 million to $0.3 million for the three months ended September 30, 2011, compared with $1.8 million in the prior year quarter. The decrease was primarily attributable to a reduction in interest income from Enterprise Fund's long holdings of interest bearing securities, due to the fact that this fund has been closed and the focus has therefore been on selling positions and returning assets rather than producing investment returns.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses decreased $2 million to $46 million for the three months ended September 30, 2011, compared with $48 million in the prior year quarter. The decrease was primarily attributable to a decrease in variable compensation as our revenue increase did not meet our expectations due to market conditions offset by an increase in head count from (i) investments in new talent in investment banking, capital markets and sales and trading and (ii) the acquisition of LaBranche. The compensation to revenue ratio was 73% for the three months ended September 30, 2011, compared to 92% for the prior year quarter. The decrease in the compensation to revenue ratio was driven by the increase in the denominator of the equation as our revenues increased by 20%. Average headcount for the third quarter of 2011 has increased by 6.2% from the prior year quarter.

Interest and Dividends

        Interest and dividend expense increased $0.6 million to $1.9 million for the three months ended September 30, 2011, compared with $1.3 million in the prior year quarter. Interest and dividends expense relates to interest on our credit facility (which ceased in the second quarter of 2011) in addition to increased trading activity with respect to the Company's holdings.

General, Administrative and Other Expenses

        General, administrative and other expenses increased $8.1 million to $37.8 million for the three months ended September 30, 2011, compared with $29.7 million in the prior year quarter. The increase was primarily due to professional fees incurred in connection with the potential future acquisitions of Luxembourg reinsurance companies, an increase in incremental fixed expenses associated with the LaBranche acquisition in June 2011, higher employment agency fee expenses and an increase in expenses related to our datacenter services as we transitioned to a new provider partially offset by a reversal of an accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds lead investor and syndication costs related to the closing of an alternative investment fund.

Consolidated Funds Expenses

        Consolidated Funds expenses decreased $0.1 million to $1.1 million for the three months ended September 30, 2011, compared with $1.2 million in the prior year quarter. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities, due to the fact that this fund has been closed and the focus has therefore been on selling positions and returning assets rather than producing investment returns.

Other Income (Loss)

        Other income (loss) decreased $40 million to a loss of $25 million for the three months ended September 30, 2011, compared to a income of $15 million in the prior year quarter. The decrease primarily relates to a decrease in performance of the Company's own invested capital and in the Consolidated Funds' performance of Enterprise Master. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a redeemable non-controlling interest.

Income Taxes Expense (Benefit)

        Income tax expense (benefit) amounted to $0.1 million tax expense for the three months ended September 30, 2011. This compares to a $0.3 million income tax expense in the prior year quarter. The Company's tax expense decreased primarily because the Company's foreign subsidiaries recorded lower foreign taxes resulting from less pre-tax income.

Income (Loss) Attributable to Redeemable Non-controlling Interests

        Income (loss) attributable to redeemable non-controlling interests was loss of $0.8 million for the three months ended September 30, 2011 compared with income of $2 million in the prior year quarter. The period over period change was the result of decreased performance in the Consolidated Funds and therefore more allocations of losses to redeemable non-controlling interest holders.

Nine months ended September 30, 2011 Compared with the Nine months ended September 30, 2010

Nine months ended September 30, 2011 Compared with the Nine months ended September 30, 2010
Condensed Consolidated Statements of Operations
(unaudited)

	Nine Months Ended September 30,		Period to Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$39,841	$23,142	$16,699	72.2%
Brokerage	78,657	85,389	(6,732)	(7.9)%
Management fees	37,799	26,429	11,370	43.0%
Incentive income	3,233	4,666	(1,433)	(30.7)%
Interest and dividends	21,483	7,054	14,429	204.6%
Reimbursement from affiliates	2,968	4,864	(1,896)	(39.0)%
Other revenue	1,157	1,642	(485)	(29.5)%
Consolidated Funds revenues	614	10,894	(10,280)	(94.4)%

Total revenues	185,752	164,080	21,672	13.2%
Expenses
Employee compensation and benefits	134,664	130,005	4,659	3.6%
Interest and dividends	7,645	2,366	5,279	223.1%
General, administrative and other expenses	105,331	95,213	10,118	10.6%
Consolidated Funds expenses	2,635	5,604	(2,969)	(53.0)%

Total expenses	250,275	233,188	17,087	7.3%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	(4,798)	9,983	(14,781)	(148.1)%
Bargain purchase gain	22,244	—	22,244	NM
Consolidated Funds net gains (losses)	3,717	17,762	(14,045)	(79.1)%

Total other income (loss)	21,163	27,745	(6,582)	(23.7)%

Income (loss) before income taxes	(43,360)	(41,363)	(1,997)	4.8%

Income taxes expense (benefit)	(17,720)	632	(18,352)	(2903.8)%

Net income (loss)	(25,640)	(41,995)	16,355	(38.9)%
Income (loss) attributable to redeemable non-controlling interests	2,473	7,533	(5,060)	(67.2)%

Net income (loss) attributable to Cowen Group stockholders	$(28,113)	$(49,528)	$21,415	(43.2)%

Revenues

Investment Banking

        Investment banking revenues were $39.8 million for the nine months ended September 30, 2011, an increase of $16.7 million compared to $23.1 million for the first nine months of 2010. During the nine months ended September 30, 2011, the Company completed twenty five underwriting transactions, five private capital raising transaction, seven strategic advisory transactions, and three debt financing transaction. During the nine months ended September 30, 2010, the Company completed twenty one underwriting transactions, three private capital raising transactions, and nine strategic advisory transactions.

Brokerage

        Brokerage revenues were $78.7 million for nine months ended September 30, 2011, a decrease of $6.7 million compared to $85.4 million for the first nine months of 2010. The decrease resulted primarily from decreased revenues related to our core customer facilitation related activities. Aggregate NYSE and NASDAQ trading volumes declined by 11% in the nine months ended September 30, 2011 compared to the prior year period.

Management Fees

        Management fees were $37.8 million for nine months ended September 2011, an increase of $11.4 million compared with $26.4 million for the first nine months of 2010. The change was a result of an increase in management fees for the CHRP funds of $14.1 million; as a result of an increase in committed capital and fees earned in association with a securitization; an increase in management fees associated with our Global Credit fund and other credit managed accounts of approximately $1.7 million, and an increase in fees of approximately $0.3 million for our cash management business. These increases were partially offset by a decrease in fees of $3.8 million as a result of continuing to return assets to investors for the fourth quarter of 2010 through the third quarter of 2011, as well as no longer charging management fees to certain affiliates of UniCredit S.pA, which became effective July 1, 2010. The increase was also further offset by a decrease of $0.9 million for our Starboard and Value fund as a result of the spin off in the second quarter of 2011.

Incentive Income

        Incentive income was $3.2 million for the nine months ended September 30, 2011, a decrease of $1.5 million compared with $4.7 million for the first nine months of 2010. The decrease in incentive fees was a result of a decrease in fees of $2.2 million and $0.5 million, as a result of a decrease in performance from funds in our alternative solutions business and the Global Credit fund, respectively. This was partially offset by an increase in performance fees of $1.2 million from the Value and Opportunity fund.

Interest and Dividends

        Interest and dividends increased $14.4 million to $21.5 million for the nine months ended September 30, 2011, compared with $7.1 million in the first nine months of 2010. The change was primarily attributable to an increase in interest income resulting from an increase in investments in interest bearing assets in the third quarter of 2011 relative to the same period last year.

Reimbursements from Affiliates

        Reimbursements from affiliates decreased $1.9 million to $3 million for the nine months ended September 30, 2011, compared with $4.9 million for the first nine months of 2010. The decrease was attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.

Other Revenue

        Other revenue decreased $0.4 million to $1.2 million for the nine months ended September 30, 2011, compared with $1.6 million in the first nine months of 2010.

Consolidated Funds Revenues

        Consolidated Funds revenues decreased $10.3 million to $0.6 million for the nine months ended September 30, 2011, compared with $10.9 million in the first nine months of 2010. The decrease was primarily attributable to a reduction in interest income from Enterprise Fund's long holdings of interest bearing securities, due to the fact that this fund has been closed and the focus has therefore been on selling positions and returning assets rather than producing investment returns.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expenses increased $4.7 million to $134.7 million for the nine months ended September 30, 2011, compared with $130 million in the first nine months of 2010. The increase is supported by increased headcount from (i) investments in new talent in investment banking, capital markets and sales and trading and (ii) the acquisition of LaBranche and additional stock compensation expense. The compensation to revenue ratio was 72% for the nine months ended September 30, 2011, compared to 79% for the first nine months of 2010. The decrease in the compensation to revenue ratio was driven by the increase to the denominator of the equation as our revenues increased by 13%. Average headcount for the nine months ended September 2011 has increased by 1% from the first nine months of 2010.

Interest and Dividends

        Interest and dividend expense increased $5.2 million to $7.6 million for the nine months ended September 30, 2011, compared with $2.4 million in the first nine months of 2010. Interest and dividends expense relates to interest on our credit facility (which ceased in the second quarter of 2011) in addition to increased trading activity with respect to the Company's holdings.

General, Administrative and Other Expenses

        General, administrative and other expenses increased $10.1 million to $105.3 million for the nine months ended September 30, 2011, compared with $95.2 million in the first nine months of 2010. The increase was primarily due to professional fees incurred in connection with the closing of and potential future acquisitions of Luxembourg reinsurance companies, transaction costs related to the LaBranche acquisition, an increase in incremental fixed expenses associated with the LaBranche acquisition in June 2011, higher employment agency fee expenses and an increase in expenses related to our datacenter services as we transitioned to a new provider partially offset by a reversal of an accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds lead investor and syndication costs related to the closing of an alternative investment fund.

Consolidated Funds Expenses

        Consolidated Funds expenses decreased $3 million to $2.6 million for the nine months ended September 30, 2011, compared with $5.6 million in the first nine months of 2010. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities, due to the fact that this fund has been closed and the focus has therefore been on selling positions and returning assets rather than producing investment returns.

Other Income (Loss)

        Other income (loss) decreased $6.5 million to $21.2 million for the nine months ended September 30, 2011, compared to $27.7 million in the first nine months of 2010. The decrease primarily relates to a decrease in performance of the Company's Consolidated Funds and the Company's own invested capital driven by declining performance across certain investment strategies within our investment portfolio, particularly the concentrated public equity, credit, deep value and global macro strategies partially offset by a $22.2 million bargain purchase gain in relation to the acquisition with LaBranche in June 2011.

Income Taxes Expense (Benefit)

        Income tax expense (benefit) amounted to a $17.7 million tax benefit for the nine months ended September 30, 2011. This compares to a $0.6 million income tax expense in the first nine months of 2010. The Company's tax benefit increased primarily because a consolidated subsidiary of the Company that, as part of a reinsurance service program, acquired Luxembourg reinsurance companies with deferred tax liabilities, recorded, pursuant to an Advance Tax Agreement, a deferred tax benefit upon the acquisition of these reinsurance companies.

Income (loss) Attributable to Redeemable Non-controlling Interests

        Income (loss) attributable to redeemable non-controlling interests was income of $2.5 million for the nine months ended September 30, 2011, compared with income of $7.5 million in the first nine months of 2010. The period over period change was the result of a decrease in performance in the Consolidated Funds and therefore more allocations of losses to redeemable non-controlling interest holders.

Segment Analysis and Economic Income (Loss)

Segments

        Prior to the consummation of the Transactions, the Company conducted its operations through one reportable segment, the alternative investment management segment, which provides management services to its hedge funds, fund of funds, real estate and other investment platforms. Following the combination of Ramius and Cowen Holdings, the Company conducts its operations through two segments: an alternative investment management segment and a broker-dealer segment. The Company's alternative investment management segment currently includes its hedge funds, replication products, managed futures funds, fund of funds, real estate, cash management services, and mortgage advisory services and other investment platforms businesses, as well as CHRP, which was a legacy Cowen Group operating business prior to the Transactions. The Company's broker-dealer segment currently includes its investment banking, brokerage and equity research businesses. The condensed consolidated financial results of the Company for the three and nine months ended September 30, 2011 includes LaBranche's operating results related to its ETF market-making business from the date of acquisition.

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

        Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance,

not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 17 to the Company's condensed consolidated financial statements included in this Form 10-Q.

        In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds (both 2011 and 2010) (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction (both 2011 and 2010) and (iii) excludes certain other acquisition-related and/or reorganization expenses (2011 only) and (iv) excludes the bargain purchase gain which resulted from the LaBranche acquisition. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.

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

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

        For the three months ended September 30, 2011 and 2010, the Company's alternative investment management segment includes its hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate, healthcare royalty funds, cash management services, CHRP's operating results and other investment platforms operating results.

        For the three months ended September 30, 2011 and 2010, the Company's broker-dealer segment includes its investment banking and brokerage businesses' operating results.

	Three Months Ended September 30,
	2011			2010			Total Period-to-Period
	Alternative Investment Management		Total 2011	Alternative Investment Management		Total 2010
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$10,816	$10,816	$—	$7,199	$7,199	$3,617	50.2%
Brokerage	306	26,153	26,459	—	26,020	26,020	439	1.7%
Management fees	18,476	—	18,476	11,548	—	11,548	6,928	60.0%
Incentive income (loss)	(643)	—	(643)	1,784	—	1,784	(2,427)	(136.0)%
Investment income (loss)	(18,909)	1,850	(17,059)	14,428	(296)	14,132	(31,191)	(220.7)%
Other revenue	41	(201)	(160)	509	118	627	(787)	(125.5)%

Total economic income revenues	(729)	38,618	37,889	28,269	33,041	61,310	(23,421)	(38.2)%

Economic Income Expenses
Compensation and benefits	9,036	35,513	44,549	19,788	26,128	45,916	(1,367)	(3.0)%
Non-compensation expenses—Fixed	7,497	21,748	29,245	6,722	17,373	24,095	5,150	21.4%
Non-compensation expenses—Variable	4,315	5,779	10,094	980	4,744	5,724	4,370	76.3%
Reimbursement from affiliates	(1,028)	—	(1,028)	(1,478)	—	(1,478)	450	(30.4)%

Total economic income expenses	19,820	63,040	82,860	26,012	48,245	74,257	8,603	11.6%

Net economic income (loss) (before non-controlling interest)	(20,549)	(24,422)	(44,971)	2,257	(15,204)	(12,947)	(32,024)	247.3%
Non-controlling interest	(810)	—	(810)	—	—	—	(810)	NM

Economic income (loss)	$(21,359)	$(24,422)	$(45,781)	$2,257	$(15,204)	$(12,947)	$(32,834)	253.6%

Economic Income Revenues

        Total economic income revenues were $37.9 million for three months ended September 30, 2011, a decrease of $23.4 million compared to economic income revenues of $61.3 million for the prior year quarter.

Alternative Investment Management Segment

        Alternative investment management segment economic income revenues were a loss of $0.7 million for the three months ended September 30, 2011, a decrease of $29 million compared to income of $28.3 million for the prior year quarter.

        Management Fees.    Management fees for the segment increased by $6.9 million to $18.5 million for the three months ended September 30, 2011, compared with $11.6 million for the prior year quarter. The increase was a result of an increase in management fees for the CHRP funds of $6.9 million, as a result of an increase in committed capital and fees earned in association with a securitization, an increase in management fees associated with our Global Credit fund and other credit managed accounts of approximately $0.8 million and a decrease in fees for funds in our alternative solutions business of $0.2 million. This change was partially offset by a decrease in fees of $0.6 million as a result of continuing to return assets to investors for the fourth quarter of 2010 through the third quarter of 2011.

        Incentive Income (Loss).    Incentive income (Loss) for the segment decreased by $2.4 million to a loss of $0.6 million for the three months ended September 30, 2011, compared with income of $1.8 million for the prior year quarter. This change was a result of a decrease in fees of $2.1 million, $1.3 million and $0.8 million as a result of a decrease in performance from the Global Credit fund, Starboard Value fund and funds in our alternative solutions business, respectively. This was partially offset by an increase of $1.8 million in incentive income related to our real estate funds.

        Investment Income (Loss).    Investment income (Loss) for the segment decreased by $33.3 million to a loss of $18.9 million for the three months ended September 30, 2011, compared with a gain of $14.4 million for the prior year quarter. The decrease was a result of a decrease in performance for the firm's invested capital as a result of generally overall poor credit and equity markets for the three months ended September 30, 2011.

        Other Revenue.    Other revenue for the segment decreased by $0.5 million for the three months ended September 30, 2011, compared with a gain of $0.5 million for the prior year quarter. The change is primarily related to foreign exchange gains/losses in relation to doing business in our foreign wholly owned subsidiaries.

Broker-Dealer Segment

        Broker-dealer segment economic income revenues increased by $5.6 million to $38.6 million for the three months ended September 30, 2011, compared to $33 million for the prior year quarter. This increase was primarily due to an increase in investment banking revenue, investment income revenue, and brokerage revenue.

        Investment Banking.    Investment banking revenues increased by $3.6 million to $10.8 million for the three months ended September 30, 2011, compared to $7.2 million for the prior year quarter. During the quarter ended September 30, 2011, the Company completed five underwriting transactions, two private capital raising transactions, three strategic advisory transactions, and two debt financing transactions. During the quarter ended September 30, 2010, the Company completed nine underwriting transactions, one private capital raising transaction, and two strategic advisory transactions.

        Brokerage.    Brokerage revenues increased by $0.2 million to $26.2 million for three months ended September 30, 2011, compared to $26 million for the prior year quarter. Aggregate NYSE and NASDAQ trading volumes were flat during the quarter on a year-over-year basis.

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense decreased by $1.4 million to $44.5 million for the three months ended September 30, 2011,, compared to $45.9 million in the prior year quarter. The decrease was primarily attributable to a decrease in variable compensation as our revenue increase did not meet our expectations due to market conditions offset by an increase in head count from (i) investments in new talent in investment banking, capital markets and sales and trading and (ii) the acquisition of LaBranche. The compensation to revenue ratio was 118% for the three months ended September 30, 2011, compared to 75% for the prior year quarter. The increase in the compensation to revenue ratio was driven by the decrease to the denominator of the equation as our economic revenues decreased by 38%. Average headcount for the third quarter of 2011 has increased by 6.2% from the prior year quarter.

        Compensation and benefits expenses for the alternative investment management segment decreased by $10.8 million to $9 million for the three months ended September 30, 2011, compared to $19.8 million in the prior year quarter. The decrease is supported by a decrease in variable compensation due to lower alternative investment management economic revenues in accordance with the compensation to revenue ratio. The compensation to revenue ratio was not meaningful due to the fact the segment had negative economic revenues for the three months ended September 30, 2011, compared to 70% for the prior year quarter.

        Compensation and benefits expenses for the broker-dealer segment increased by $9.4 million to $35.5 million for the three months ended September 30, 2011, compared to $26.1 million in the prior year quarter. The increase is supported by increased headcount related to the LaBranche acquisition in June 2011 and investing in new talent. The compensation to revenue ratio was 92% for the three months ended September 30, 2011, compared to 79% for the prior year quarter.

        Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased by $5.1 million to $29.2 million for the three months ended September 30, 2011, compared to $24.1 million in the prior year quarter. The increase was primarily due to an increase in incremental fixed expenses associated with the LaBranche acquisition in June 2011, higher employment agency fee expenses and an increase in expenses related to our datacenter services as we transitioned to a new provider.

        Fixed non-compensation expenses for the alternative investment management segment increased by $0.9 to $7.5 million for the three months ended September 30, 2011 as compared to $6.7 million for the prior year quarter. Fixed non-compensation expenses for the broker-dealer segment increased by $4.3 million to $21.7 million for the three months ended September 30, 2011 as compared to $17.4 million for the prior year quarter.

        The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$183	$245	$(62)	(25.3)%
Professional, advisory and other fees	4,410	3,198	1,212	37.9%
Occupancy and equipment	6,293	5,912	381	6.4%
Depreciation and amortization	3,328	2,212	1,116	50.5%
Service fees	3,818	4,506	(688)	(15.3)%
Other	11,213	8,022	3,191	39.8%

Total	$29,245	$24,095	$5,150	21.4%

        Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased by $4.4 million to $10.1 million for the three months ended September 30, 2011 compared to $5.7 million in the prior year quarter. The increase was due to professional fees incurred in connection with the potential future acquisitions of Luxembourg reinsurance companies as well as syndication costs related to an alternative investment asset fund.

        The following table shows the components of the non-compensation expenses—variable, for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$3,286	$3,184	$102	3.2%
CHRP syndication costs	1,546	—	1,546	NM
Expenses related to Luxembourg reinsurance companies	2,056	—	2,056	NM
Marketing and business development	3,206	2,540	666	26.2%

Total	$10,094	$5,724	$4,370	76.3%

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, increased by $0.5 million to $1 million for the three months ended September 30, 2011 compared with $1.5 million in the prior year quarter. The change was attributable to a increase in AUM associated with the funds for which the Company receives the majority of its reimbursements.

        Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.

Nine months ended September 30, 2011 Compared with the Nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011			2010			Total Period-to-Period
	Alternative Investment Management		Total 2011	Alternative Investment Management		Total 2010
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$39,841	$39,841	$—	$23,142	$23,142	$16,699	72.2%
Brokerage	380	78,277	78,657	—	85,389	85,389	(6,732)	(7.9)%
Management fees	48,062	—	48,062	36,322	—	36,322	11,740	32.3%
Incentive income (loss)	10,217	—	10,217	3,316	—	3,316	6,901	208.1%
Investment income (loss)	21,359	1,491	22,850	23,270	(629)	22,641	209	0.9%
Other revenue	1,015	(602)	413	484	298	782	(369)	(47.2)%

Total economic income revenues	81,033	119,007	200,040	63,392	108,200	171,592	28,448	16.6%

Economic Income Expenses
Compensation and benefits	41,788	87,865	129,653	43,286	79,828	123,114	6,539	5.3%
Non-compensation expenses—Fixed	23,320	54,223	77,543	24,870	48,809	73,679	3,864	5.2%
Non-compensation expenses—Variable	13,002	18,546	31,548	1,667	20,399	22,066	9,482	43.0%
Reimbursement from affiliates	(3,186)	—	(3,186)	(5,262)	—	(5,262)	2,076	(39.5)%

Total economic income expenses	74,924	160,634	235,558	64,561	149,036	213,597	21,961	10.3%

Net economic income (loss) (before non-controlling interest)	6,109	(41,627)	(35,518)	(1,169)	(40,836)	(42,005)	6,487	(15.4)%
Non-controlling interest	(2,750)	—	(2,750)	—	—	—	(2,750)	NM

Economic income (loss)	$3,359	$(41,627)	$(38,268)	$(1,169)	$(40,836)	$(42,005)	$3,737	(8.9)%

Economic Income Revenues

        Total economic income revenues were $200 million for nine months ended September 30, 2011, an increase of $28.4 million compared to economic income revenues of $171.6 million for the first nine months of 2010.

Alternative Investment Management Segment

        Alternative investment management segment economic income revenues were $81 million for the nine months ended September 30, 2011, an increase of $17.6 million compared to a revenues of $63.4 million for the first nine months of 2010.

        Management Fees.    Management fees for the segment increased by $11.8 million to $48.1 million for the nine months ended September 30, 2011, compared with $36.3 million for the first nine months of 2010. This increase was a result of an increase in management fees for our CHRP funds of $14.1 million; as a result of an increase in committed capital and fees earned in association with a securitization; an increase in management fees associated with our Global Credit fund and other credit managed accounts of approximately $1.7 million, and an increase in fees of approximately $0.3 million for both our cash management business and funds in our alternative solutions business respectively. These increases were partially offset by a decrease in fees of $4.6 million as a result of continuing to return assets to investors for the fourth quarter of 2010 through the third quarter of 2011, as well as no longer charging management fees to certain affiliates of UniCredit S.pA, which became effective July 1, 2010.

        Incentive Income (Loss).    Incentive income (loss) for the segment increased by $6.9 million to $10.2 million for the nine months ended September 30, 2011, compared to $3.3 million for the first nine months of 2010. The increase in incentive income was primarily related to an increase of $8.1 million in incentive fees for our real estate funds, as a result of a reversal of an accrual pertaining to subordination agreements entered into by the general partners of two real estate funds, and an increase in performance fees of $1.5 million from the Value and Opportunity fund. This was partially offset by a decrease in incentive fees of $2.2 million and $0.5 million, as a result of a decrease in performance from funds in our alternative solutions business and the Global Credit fund, respectively.

        Investment Income (Loss).    Investment income (loss) for the segment decreased by $1.9 million to a gain of $21.4 million for the nine months ended September 30, 2011, compared with a gain of $23.3 million for the first nine months of 2010. The decrease was primarily the result of a decrease in performance for the firm's invested capital as a result of generally overall poor credit and equity markets. This was offset by the recognition of a deferred tax benefit of $18.5 million for the nine months ended September 30, 2011, pursuant to the acquisition of a Luxembourg reinsurance company, which is reflected in Investment income in our economic income.

        Other Revenue.    Other revenue for the segment increased by $0.5 million to a gain of $1 million for the nine months ended September 30, 2011, compared with a gain of $0.5 million for the first nine months of 2010. The change is primarily related to foreign exchange gains/losses in relation to doing business in our foreign wholly owned subsidiaries.

Broker-Dealer Segment

        Broker-dealer segment economic income revenues increased by $10.8 million to $119 million for the nine months ended September 30, 2011, compared to $108.2 million for the first nine months of 2010. This increase was primarily due to an increase in investment banking and investment income revenue offset by a decrease in brokerage revenue.

        Investment Banking.    Investment banking revenues increased by $16.7 million to $39.8 million for the nine months ended September 30, 2011, compared to $23.1 million for the first nine months of 2010. During the nine months ended September 30, 2011, the Company completed twenty five underwriting transactions, five private capital raising transactions, seven strategic advisory transactions, and three debt financing transaction. During the nine months ended September 30, 2010, the Company completed twenty one underwriting transactions, three private capital raising transactions, and nine strategic advisory transactions.

        Brokerage.    Brokerage revenues decreased by $7.1 million to $78.3 million for nine months ended September 30, 2011, compared to $85.4 million for the first nine months of 2010. The decrease resulted primarily from decreased revenues related to our core customer facilitation related activities as cash equities volumes remained at subdued levels thus far in 2011. Aggregate NYSE and NASDAQ trading volumes declined by 11% during the first nine months of 2011 compared to the same period in 2010.

Economic Income Expenses

        Compensation and Benefits.    Total compensation and benefits expense increased by $6.6 million to $129.7 million for the nine months ended September 30, 2011, compared to $123.1 million in the first nine months of 2010. The increase was primarily attributable to an increase in head count from (i) investments in new talent in investment banking, capital markets and sales and trading and (ii) the acquisition of LaBranche and additional stock compensation expense. The compensation to revenue ratio was 65% for the nine months ended September 30, 2011, compared to 72% for the prior year period. The decrease in the compensation to revenue ratio was in line with the 16.6% increase in the denominator of the equation as our revenues increased by $28.4 million from prior year period. Average headcount for the nine months ended September 30, 2011, has increased by 1% from the first nine months of 2010.

        Compensation and benefits expenses for the alternative investment management segment decreased by $1.5 million to $41.8 million for the nine months ended September 30, 2011, compared to $43.3 million in the first nine months of 2010. The decrease is due to a decrease in variable compensation. The compensation to revenue ratio was 52% for the nine months ended September 30, 2011, compared to 68% for the prior year period.

        Compensation and benefits expenses for the broker-dealer segment increased by $8.1 million to $87.9 million for the nine months ended September 30, 2011, compared to $79.8 million in the first nine months of 2010. The increase is supported by increased headcount related to the LaBranche acquisition in June 2011 and investments in new talent. The compensation to revenue ratio stayed constant at 74% for both the nine months ended September 30, 2011 and 2010 due to an increase in both compensation expense and revenue.

        Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased by $3.8 million to $77.5 million for the nine months ended September 30, 2011, compared to $73.7 million in the first nine months of 2010. The increase was primarily due to an increase in incremental fixed expenses associated with the LaBranche acquisition in June 2011, higher employment agency fee expenses and an increase in expenses related to our datacenter services as we transitioned to a new provider.

        Fixed non-compensation expenses for the alternative investment management segment decreased by $1.6 million to $23.3 million for the nine months ended September 30, 2011, as compared to $24.9 million for the first nine months of 2010. Fixed non-compensation expenses for the broker-dealer segment increased by $5.4 million to $54.2 million for the nine months ended September 30, 2011 as compared to $48.8 million for the first nine months of 2010.

        The following table shows the components of the non-compensation expenses—fixed, for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$618	$714	$(96)	(13.4)%
Professional, advisory and other fees	10,857	8,465	2,392	28.3%
Occupancy and equipment	16,397	17,425	(1,028)	(5.9)%
Depreciation and amortization	7,397	7,096	301	4.2%
Service fees	11,794	12,359	(565)	(4.6)%
Other	30,480	27,620	2,860	10.4%

Total	$77,543	$73,679	$3,864	5.2%

        Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased by $9.4 million to $31.5 million for the nine months ended September 30, 2011, compared to $22.1 million in the first nine months of 2010. The increase was due to professional fees incurred in connection with the closing of and potential future acquisitions of Luxembourg reinsurance companies, syndication costs related to an alternative investment asset fund, and increased conference related expenses, offset by a reduction in our floor brokerage and clearing costs due to lower volumes.

        The following table shows the components of the non-compensation expenses—variable, for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$8,994	$11,626	$(2,632)	(22.6)%
CHRP syndication costs	4,244	—	4,244	NM
Expenses related to Luxembourg reinsurance companies	6,918	—	6,918	NM
Marketing and business development	11,392	10,440	952	9.1%

Total	$31,548	$22,066	$9,482	43.0%

        Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, increased by $2.1 million to $3.2 million for the nine months ended September 30, 2011, compared with $5.3 million in the first nine months of 2010. The change was attributable to a increase in AUM associated with the funds for which the Company receives the majority of its reimbursements.

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

        Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2011, we had cash and cash equivalents of $83.5 million, which includes $47.6 million held in foreign subsidiaries, and net liquid investment assets of $277 million.

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

        As of September 30, 2011, the Company had unfunded commitments of $6.5 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company also has committed to invest $41 million to the funds managed by Cowen Healthcare Royalty Partners (the "CHRP Funds") as a limited partner of the CHRP Funds and also as a member of CHRP GP, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through September 30, 2011, the Company has funded $19.3 million towards these commitments. In April 2011, the Company committed $15 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of September 30, 2011 the Company's unfunded commitment to Starboard Value and Opportunity Fund LP is $5.4 million.

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

        As a registered broker-dealer, Cowen and Company is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Rule"), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1 million. Cowen and Company is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2011, Cowen and Company had total net capital of approximately $44.6 million, which was approximately $43.6 million in excess of its minimum net capital requirement of $1 million.

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

        Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Services Authority ("FSA") of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. As of September 30, 2011, Ramius UK's Financial Resources of $4.3 million exceeded its minimum requirement of $0.6 million by $3.7 million. As of September 30, 2011, CIL's Financial Resources of $5 million exceeded its minimum requirement of $2.3 million by $2.7 million.

        Cowen and Company (Asia) Limited ("CCAL") (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of September 30, 2011, CCAL's Financial Resources of $2.6 million exceeded the minimum requirement of $0.4 million by $2.2 million.

        As a registered broker-dealer and FINRA member firm, Cowen Capital LLC (formerly known as LaBranche Capital, LLC) is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. Cowen Capital LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $1 million or 2% of aggregate indebtedness, as defined. As of September 30, 2011, Cowen Capital, LLC's net capital, as defined, was $12.3 million, which exceeded minimum requirements by $11.3 million.

        As a registered broker dealer in the United Kingdom, CITL (formerly known as LaBranche Structured Products Europe Limited) is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the FSA in the United Kingdom. In calculating regulatory capital, CITL's capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a company's financial strength from a regulator's point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder's Equity. As of September 30, 2011, Tier 1 capital, as defined, was $33.9 million which exceeded the total variable capital requirement by $15 million. This Tier 1 capital included a loan to Cowen Structured Holdings Inc. (formerly known as LaBranche Structured Holdings, Inc.) by CITL as of February 2011, in the aggregate principal amount of $8.7 million.

        As a registered corporation under the Hong Kong Securities and Futures Ordinance, CSPH (formerly known as LaBranche Structured Products Hong Kong Limited) is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules ("FRR"). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million as of September 30, 2011) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million as of September 30, 2011) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of September 30, 2011, CSPH's liquid capital, as defined, was $2.4 million, which exceeded its minimum requirements by $2 million.

        The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.

        The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase ("Repurchase Agreements") as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of September 30, 2011, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of September 30, 2011 and December 31, 2010.

        There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of September 30, 2011 and December 31, 2010:

As of September 30, 2011
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Inc bearing interest of (0.05% - 0.04%) due on October 3, 2011*	$238,149

Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.53% - 3.11% due on October 6, 2011 to June 25, 2012	49,450
Agreements with Barclays Inc bearing interest of 0.02% - 0.14% due on October 3, 2011*	89,387

$138,837

*
The repurchase date is open and the agreement can be terminated by either party at any time. The agreement continues on a day-to-day basis.

As of December 31, 2010
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Capital Inc bearing interest of 0.07% - 0.14% due on January 3, 2011	$97,755

Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.42% due on February 22, 2011 to September 1, 2011	48,532
Agreements with Barclays Capital Inc bearing interest of 0.18% - 1.50% due on January 7, 2011 to June 6, 2011	143,633

$192,165

Cash Flows Analysis

        The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation, general and administrative expenses and payments of interest and principal under the former line of credit.

        Operating Activities.    Net cash provided by operating activities of $335.2 million for the nine months ended September 30, 2011 was predominately related to an increase in amounts receivable from brokers, cash acquired upon the acquisition of LaBranche and proceeds from sales of other investments related to proprietary capital, partially offset by cash used to pay for year end bonuses included in compensation. Net cash used in operating activities of $47.6 million for the nine months ended September 30, 2010 was predominately related to cash used to pay for year-end bonus accruals included in compensation payable and payments for purchases of securities related the Company's invested capital offset partially by sales of securities owned and other investments held by Consolidated Funds and an increase in payable to brokers.

        Investing Activities.    Net cash used in investing activities of $150.6 million for the nine months ended September 30, 2011 was primarily from increased repurchase agreement activity. Net cash used in investing activities of $190 million for the nine months ended September 30, 2010 was primarily from the purchase of other investments related to the Company's invested capital and increased repurchase agreement activity.

        Financing Activities.    Net cash used in financing activities for the nine months ended September 30, 2011 was $137.4 million primarily related to an increase repurchase agreement activity, repayments on short-term borrowings and other debt and payments by the Consolidated Funds to investors for capital withdrawals. Net cash provided by financing activities for the nine months ended September 30, 2010 was $117.6 million primarily related to increased repurchase agreement activity partially offset by a repayment on the line of credit and payments by the Consolidated Funds to investors for capital withdrawals.

Short-Term Borrowing and Other Debt

        On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50 million aggregate loan commitment amount available. The first borrowing under this line occurred on June 30, 2009. As of September 30, 2011 and December 31, 2010, the Company had borrowings of nil and $24 million, respectively. At the Company's election and discretion, borrowings under the 2009 collateralized revolving credit agreement bore interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company is required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. The 2009 collateralized revolving credit agreement was to mature on September 29, 2011. However, during 2011, the Company agreed to repay in full its obligations pursuant to the credit agreement and HVB AG agreed to terminate the credit agreement. On June 27, 2011, the Company fully repaid the then borrowing amount outstanding of $23 million and the credit agreement was terminated as of that date. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. As of September 30, 2011 and during the period from June 3, 2009 through June 27, 2011 the Company was in compliance with these covenants. The Company's investment in Enterprise Master through the Enterprise Fund had been pledged as collateral under the line of credit. Upon termination of the credit agreement on June 27, 2011, the Company's collateral pledge to HVB AG was released and the Company is no longer subject to the restrictive covenants contained in the credit agreement.

        Interest incurred on the Company's lines of credit was $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and was $0.4 million and $0.7 million for the nine months ended September 30, 2011 and 2010.

        In November 2010, the Company borrowed $0.6 million and $1.5 million to fund insurance premium payments. As of September 30, 2011, these notes payable were paid in full. The interest rate on these notes were 5.05% and 4.95%, respectively. Interest expense for the three and nine months ended September 30, 2011 was not significant.

        The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which is included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of September 30, 2011, the remaining balance on these capital leases was $5.6 million. Interest expense for the three and nine months ended September 30, 2011 was $0.1 million, respectively.

        As of September 30, 2011 the Company has six irrevocable letters of credit, for which there is cash or bond collateral pledged, including (i) $50,000, which expires on July 12, 2012, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2012, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease and (iii) $82,000, which expires on May 12, 2012, supporting the Company's San Francisco office and (iv) $1.2 million which expires on August 31, 2012, supporting the Company's lease of additional office space in New York (v) $6.7 million, which expires December 12, 2011, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit at a rate equal to 0.5%, and (vi) $0.9 million which expires May 25, 2017, supporting the lease of additional office space in New York.

        To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2011 and December 31, 2010, there were no amounts due related to these letters of credit.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements as of September 30, 2011. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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

        The following is a summary of what the Company believes to be its most critical accounting policies and estimates:

  Consolidation

        These condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest, including the

Consolidated Funds, in which the Company has a controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. The Company's funds are not subject to these consolidation provisions with respect to their investments pursuant to their specialized accounting.

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

  Valuation of Investments and Derivatives

        US GAAP establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

        Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter ("OTC"). Exchange-traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures, equity swaps and credit default swaps are included within other assets on the condensed consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the condensed consolidated statements of financial condition.

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

    The Company categorizes its investments in Portfolio Funds within the fair value hierarchy dependent on the ability to redeem the investment. If the Company has the ability to redeem its investment at NAV at the measurement date or within the near term, the Portfolio Fund is categorized as a level 2 investment within the fair value hierarchy. If the Company does not know when it will have the ability to redeem its investment or cannot do so in the near term, the Portfolio Fund is categorized as a level 3 investment within the fair value hierarchy. See Notes 5 and 6 for for further details of the Company's investments in Portfolio Funds.

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

        In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a "high-water mark." The Company has elected to record incentive income revenue in accordance with "Method 2" of the FASB accounting standards. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in a quarter's condensed consolidated statement of operations may be subject to reversal in a subsequent quarter as a result of subsequent negative investment performance prior to the conclusion of the fiscal year, when all contingencies have been resolved. As a result of negative investment performance in 2008, and in the case of certain real estate funds, in 2009, the Company entered 2010 with high-water marks in certain of its fund products. These high-water marks require the funds to recover cumulative losses before the Company could begin to earn incentive income in 2010 and beyond with respect to the investments of investors who previously suffered losses. In 2010, the Starboard Value and Opportunity Funds surpassed their high water marks and the Company began to earn incentive income again on these products.

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

  •
  Underwriting fees.  The Company earns underwriting revenues in securities offerings in which the Company acts as an underwriter, such as IPOs, follow-on equity offerings, debt offerings, and convertible security offerings. The Company's underwriting revenues include management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of securities from the issuer; and (iii) the Company has been informed of the number of securities that it has been allotted.

    When the Company is not the lead manager for a underwriting transaction, management must estimate the Company's share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

  •
  Strategic/financial advisory fees.  The Company's strategic advisory revenues include success fees earned in connection with advising companies, principally in mergers and acquisitions and liability management transactions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

  Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price consideration of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. The Company tests goodwill for impairment in accordance with the two-step method described in US GAAP. The first step involves a comparison of the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, its goodwill is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill.

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

  Legal Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. The condensed consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 13 to the Company's condensed consolidated financial statements for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.

Recently adopted accounting pronouncements

        For a detailed discussion, see Note 3g. "Recently adopted accounting pronouncements" in our condensed consolidated financial statements for the quarter ended September 30, 2011 and "Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the SEC on March 14, 2011.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        During the three and nine months ended September 30, 2011 there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Quarterly Report on Form 10-Q for the six months ended June 30, 2011. For a more detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K together with Item 3 "Quantitative and Qualitative Disclosures about Market Risk"our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 4.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2011.

        Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information reflects developments with respect to the Company's legal proceedings that occurred in the third quarter of 2011. These items should be read together with the Company's discussion in Note 13 "Commitments, Contingencies and Guarantees—Litigation," in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010; Note 13 "Commitments and Contingencies—Litigation" in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part 1, Item 1 and the Company's discussion set forth under Legal Proceedings in Part 2, Item 1 of the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2011; and Note 13 "Commitments and Contingencies—Litigation" in the Notes to Condensed Consolidated Financial Statements (unaudited) in Part 1, Item 1 and the Company's discussion set forth under Legal Proceedings in Part 2, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011:

  Tribune Litigation

        On or about June 1, 2011, an action was filed in the Supreme Court of the State of New York (the "Supreme Court") by successor indenture trustees for certain indebtedness of the Tribune Company ("Tribune"), against persons and entities who owned stock in Tribune at the time of Tribune's leveraged buyout ("LBO") in 2007. LaBranche & Co. LLC and LaBranche Structured Products, LLC are defendants in this proceeding, initially captioned Deutsche Bank Trust Company Americas, et al. v. Adaly Opportunity Fund TD Securities Inc. c/o Adaly Investment Management Co., et al., No. 651515/2011. The Deutsche Bank plaintiffs seek to avoid and recover, as constructively fraudulent conveyances, all transfers of any proceeds in cash received by each defendant in connection with the LBO.

        On or about June 2, 2011, a similar action was brought by retirees of the Times Mirror Company, Tribune, and/or more than 110 affiliates or subsidiaries of Tribune. William A. Niese, et al. v. Alliance Bernstein L.P., et al., No. 651516/2011. LaBranche Structured Products, LLC is named in the complaint but has not been served.

        In July 2011, both proceedings were removed to the United States District Court of the Southern District of New York ("SDNY"). The actions are currently captioned Deutsche Bank Trust Company Americas, et al. v. Adaly Opportunity Fund TD Securities Inc. c/o Adaly Investment Management Co., et al, No. 1:11 CV 4784 and William A. Niese, et. al. v. Alliance Bernstein L.P. et al., No. 1:11 CV 4538.

        On August 16, 2011, the Deutsche Bank plaintiffs moved pursuant to 28 U.S.C. § 1407, to transfer 44 actions pending in other federal districts to the SDNY for consolidated proceedings with the Deutsche Bank action under the caption In re Tribune Fraudulent Conveyance Litigation (MDL No. 2296) (the "Motion to Consolidate"). On September 13, 2011, the Niese plaintiffs filed an Interested Party Response to the Motion to Consolidate, requesting that the Panel consolidate the Niese action and several other actions with the Deutsche Bank action. Briefing on the Motion to Consolidate is complete and a hearing is scheduled for December 1, 2011.

        The Deutsche Bank plaintiffs filed an Amended Complaint on August 22, 2011 and a Second Amended Complaint on October 25, 2011. The Deutsche Bank action is currently stayed until further order of the court.

        The Niese plaintiffs filed a First Amended Complaint on August 17, 2011. The Niese Action is also stayed until further order of the court.

        The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

  Adelphia Litigation

        On July 18, 2011, the SDNY ordered the settlement stipulation between Société Générale, which was liable for any losses in the Adelphia litigation pursuant to the Indemnification Agreement by and between Cowen and Société Générale, and the Huff plaintiffs and dismissed Société Générale from the lawsuit. No settlement contribution was made by Cowen Group.

  CardioNet Litigation

        On September 2, 2011, the court denied the underwriter-defendants' (including Cowen) demurrer. On September 13, 2011 plaintiffs filed a motion for class certification, with oppositions due on December 30, 2011 and plaintiffs' reply due on January 6, 2012. A hearing on the motion is scheduled for January 13, 2012. On September 16, 2011, the underwriter-defendants filed an answer to the complaint. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

  WorldSpace Litigation

        In August 2011, the parties reached an agreement in principle to settle the lawsuit. Cowen's portion of the proposed settlement does not have a material impact on the Company's condensed consolidated financial statements. The parties currently expect to enter into a stipulation of settlement which will contain customary releases and will be subject to customary conditions, including approval by the SDNY. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the SDNY will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the SDNY, will resolve all of the claims that were or could have been brought in the actions being settled. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the SDNY will approve the settlement even if the parties were to enter into such stipulation.

  LaBranche Litigation

        As previously disclosed, on May 2, 2011, the parties to the consolidated lawsuit reached an agreement in principle to settle the consolidated lawsuit, which was reflected in a memorandum of understanding, pursuant to which LaBranche and Cowen Group made certain additional disclosures in the Form S-4 filed in connection with the LaBranche transaction. On October 25, 2011, the parties executed a stipulation of settlement, which was filed with the Supreme Court on October 27, 2011. A hearing will be scheduled at which the Supreme Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Supreme Court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the acquisition, the Merger Agreement and any disclosure made in connection therewith.

  Alphatec Litigation

        On August 24, 2011, the U.S. District Court for the Southern District of California sua sponte adjourned the August 29, 2011 hearing on the motion to dismiss and will decide the motion on the briefs. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

  Bank of America Litigation

        On September 25, 2011, Cowen and Company LLC and twenty-six other banks (the "Underwriter Defendants") were named as defendants in the putative class action filed in the SDNY. The complaint brings claims against the Underwriter Defendants under section 11 of the Securities Act of 1933 for alleged materially misleading statements and omissions in the registration statement and prospectus for a December 2009 offering of Common Equivalent Securities of Bank of America. The Company cannot presently predict the ultimate outcome of the litigation or estimate the possible loss or range of loss, if any.

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

        In addition to the matters described above, certain other legal proceedings relate to the business and operations of LaBranche prior to the Company's June 28, 2011 acquisition of LaBranche. These legal proceedings were disclosed in LaBranche's 2010 Form 10-K filed with the SEC on March 16, 2011, as amended on April 29, 2011, and updated, as applicable, in LaBranche's Form 10-Q for the first quarter of 2011, filed with the SEC on May 10, 2011.

  In re NYSE Specialists Securities Litigation

        On or about October 16, 2003 through December 16, 2003, four purported class action lawsuits were filed in the SDNY by persons or entities who purchased and/or sold shares of stocks of NYSE listed companies, including Pirelli v. LaBranche & Co Inc., et al., No. 03 CV 8264, Marcus v. LaBranche & Co Inc., et al., No. 03 CV 8521, Empire v. LaBranche & Co Inc., et al., No. 03 CV 8935, and California Public Employees' Retirement System (CalPERS) v. New York Stock Exchange, Inc., et al., No. 03 CV 9968. On March 11, 2004, a fifth action asserting similar claims, Rosenbaum Partners, LP v. New York Stock Exchange, Inc., et al., No. 04 CV 2038, was also filed in the SDNY by an individual plaintiff who does not allege to represent a class.

        On May 27, 2004, the SDNY consolidated these lawsuits under the caption In re NYSE Specialists Securities Litigation, No. CV 8264. The court named the following lead plaintiffs: CalPERS and Empire Programs, Inc.

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

        On December 12, 2005, motions to dismiss were granted in part and denied in part. The SDNY dismissed plaintiffs' Section 10(b) and Section 20(a) claims against all defendants for conduct that occurred before January 1, 1999 and dismissed plaintiffs' breach of fiduciary duty claims against all defendants. The SDNY also dismissed all claims against the NYSE and certain claims against certain parents and affiliates of specialists other than LaBranche & Co. LLC.

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

        On February 22, 2007, the SDNY removed Empire Programs, Inc. as co-lead plaintiff, leaving CalPERS as the sole lead plaintiff.

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

        On March 14, 2009, the SDNY granted CalPERS' motion for class certification.

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

        On October 5, 2009, CalPERS and the NYSE informed the SDNY that they had agreed to settle all claims against the NYSE.

        On or about March 31, 2010, CalPERS and the NYSE submitted a stipulation of settlement to the SDNY, not involving any money payment by the NYSE to CalPERS. On April 2, 2010, the SDNY approved this settlement, and, on April 6, 2010, the SDNY entered a final judgment dismissing CalPERS's claims against the NYSE with prejudice.

        The parties participated in non-binding mediation during May 2011 through early July 2011.

Item 1A.    Risk Factors

        The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, and updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our 2009 Form 10-K filed with the SEC on March 25, 2010, updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 9, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month 1 (July 1, 2011 - July 31, 2011)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—

Total
Month 2 (August 1, 2011 - August 31, 2011)
Common stock repurchases(1)	1,104,326	$3.41	—	—	(3)
Employee transactions(2)	114,482	$3.57	—	—

Total
Month 3 (September 1, 2011 - September 30, 2011)
Common stock repurchases(1)	1,352,013	$3.30	—	—	(3)
Employee transactions(2)	338,769	$3.45	—	—

Total
Total (July 1, 2011 - September 30, 2011)
Common stock repurchases(1)	2,456,339	$3.35	—	—	(3)
Employee transactions(2)	453,251	$3.46	—	—

Total

(1)
As announced in July 2011 the Company's Board of Directors authorized the repurchase, subject to market conditions, up to $20 million of the Company's outstanding common stock.

(2)
Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards.

(3)
Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.

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

Dated: November 7, 2011

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2011 (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections