Form 10-K
period 2011-12-31
COWEN GROUP, INC.
filed 2012-03-09
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2011	Commission file number: 001-34516
Cowen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0423711 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $301,319,256.
As of March 8, 2012 there were 114.4 million shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders.

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

iii

PART I
     When we use the terms "we," "us," "Cowen Group" and the "Company," we mean Cowen Group, Inc., a Delaware corporation, its consolidated subsidiaries and entities in which it has a controlling financial interest, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
Item 1.    Business
Overview
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen", "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, and sales and trading services through its two business segments: Ramius LLC and its affiliates (“Ramius”) comprise the Company's alternative investment management segment, while Cowen and Company, LLC ("Cowen and Company") and its affiliates comprise the Company's broker-dealer segment. For a discussion of certain financial information broken down by segment, please see the notes to the Company's consolidated financial statements.
Our alternative investment management business had approximately $10.3 billion of assets under management as of January 1, 2012. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, and cash management and mortgage advisory services offered primarily under the Ramius name. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.
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
In April 2011, we completed the spin-off of our Value and Opportunity business, which focuses on investing in deep value situations and using shareholder activism to generate superior returns, into a stand-alone and independent business that is managed by Starboard Value LP ("Starboard"). We maintain a significant minority interest in Starboard.
In June 2011, we completed the acquisition of LaBranche & Co Inc. (“LaBranche”), a market-maker in exchange traded funds (“ETFs”) on various exchanges domestically and internationally. In the last quarter of 2011, we decided to discontinue this business as the subsidiaries were not meeting the Company's expectations as to their results of operations and were not generating positive cash flows.
In September 2011, we announced the launch of the Ramius Trading Strategies Managed Futures Fund, which provides investors access to a portfolio of institutional-caliber managed futures managers in a daily liquidity format utilizing Ramius's proprietary managed account infrastructure.
In September 2011, we also announced the expansion of our sales and trading platform with the addition of a group focused on Institutional Options and Event Driven Strategies, which includes both equity and options sales and trading.
In November 2011, we entered into an exclusive relationship with CRT Capital Group, LLC (“CRT”) for the origination and distribution of corporate fixed income and convertible securities. Under the terms of the agreement, it is anticipated that Cowen and Company's Investment Banking and Global Capital Markets teams will focus on origination activities, while CRT will utilize its sales force in the distribution of these securities.
Principal Business Lines
Alternative Investment Management Business
We operate our alternative investment management business primarily through Ramius. Our alternative investment management business had approximately $10.3 billion of assets under management as of January 1, 2012. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, and cash management and mortgage advisory services offered primarily under the Ramius name. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.
Alternative Investment Management Products and Services
Hedge Funds
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
Alternative Solutions
The Company's Alternative Solutions business includes replication funds, individual portfolio solutions for large institutional clients, and traditional fund of funds products. Our replication funds and accounts focus on replication of a custom alternative investment index and seek to provide investors the opportunity to access market exposures typically characterized by investments in less liquid alternative investments. The individual portfolio solutions business seeks to provide institutional clients with customized products and services designed to the characteristics of their individual portfolio. The Company offers fund of funds investment products that invest in a number of alternative investment management vehicles that are selected by the Company and are not affiliated with the Company, with the goal of achieving consistent and stable returns to investors. A fund of funds offers investors the opportunity to invest in private investment vehicles whose purpose is to invest in a group of underlying hedge funds or other alternative investment management vehicles selected by the fund of funds investment manager. We have created a number of programs including long/short equity, global value creation, diversified absolute return, concentrated multi-strategy, as well as client-focused solutions based on hedging overlays and replication, varying regulatory structures and other client-driven portfolio constraints. The fund of funds program employs evaluation procedures to determine the opportunity set for each strategy, identifies appropriate institutional quality underlying-managers with a history of longevity and stability, conducts detailed investment, operational, legal, financial and risk due diligence on each underlying-manager, and utilizes qualitative and quantitative techniques to construct portfolios of those underlying-managers' alternative investment management vehicles. The resulting portfolio allocations are continuously analyzed and adjusted according to the outlook for each strategy and underlying-manager. The Company's fund of funds program invests with approximately 75 underlying fund managers and was established in 1998.
Ramius Trading Strategies ("RTS")
RTS manages various funds and accounts that seek to provide investors with returns uncorrelated with the public equity and debt markets while maintaining a strong liquidity profile. In order to achieve this objective, RTS identifies, and allocates capital to various third party commodity trading advisors that pursue a managed futures strategy in a managed account format.
Real Estate Funds
The Company's real estate funds have focused on generating attractive, risk adjusted returns by using our owner/manager approach to underwriting, structuring, financing and redevelopment of all real estate property types since 1999. This approach emphasizes a focus on real estate fundamentals and potential market inefficiencies. As of December 31, 2011, the Ramius Urban American Funds owned interests in and managed approximately 12,346 multi family housing units in the New York metropolitan area. The RCG Longview platform provides bridge senior loans, subordinated mortgages, mezzanine loans, and preferred equity through its debt fund series, and makes equity investments through its equity fund. As of December 31, 2011, the members of the general partners of the RCG Longview Platform and its affiliates, independent of the RCG Longview Funds, collectively owned interests in and/or manage approximately 27,000 apartments and over 22 million square feet of commercial space for their own accounts. The Company's ownership interests in the various general partners of the Ramius Urban American Funds and RCG Longview Funds range from 30% to 55%.
Cowen Healthcare Royalty Partners ("CHRP")
The funds managed by CHRP (the "CHRP Funds") invest principally in commercial-stage biopharmaceutical products and companies through the purchase of royalty or synthetic royalty interests and structured debt and equity instruments. The CHRP Funds seek these royalty interests in end-user sales of commercial-stage or near commercial-stage medical products such as pharmaceuticals, biotechnology products and medical devices. We share the net management fees from the CHRP Funds equally with the founders of the CHRP Funds. In addition, we have interests in the general partners of the CHRP Funds ranging from 27% to 40.2%.

Cash Management and Mortgage Advisory Services
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
Investment Banking
Our investment banking professionals are focused on providing strategic advisory and capital raising services to U.S. and international public and private companies in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and alternative energy sectors. By focusing on Cowen and Company's target sectors over a long period of time, we have developed a significant understanding of the unique challenges and demands with respect to public and private capital raising and strategic advice in these sectors. Our advisory and capital raising capabilities begin at the early stages of a private company's accelerated growth phase and continue through its evolution as a public company. Our advisory business focuses on mergers and acquisitions, including providing fairness opinions and providing advice on other strategic transactions. Our capital markets capabilities include equity, including private investments in public equity and registered direct offerings, credit and fixed income, including public and private debt placements, exchange offers, consent solicitations and tender offers, as well as origination and distribution capabilities for convertible securities. We have a unified capital markets group which we believe will allow us to be more effective in providing cohesive solutions for our clients. Historically, a significant majority of Cowen and Company's investment banking revenue has been earned from high-growth small and mid-capitalization companies. We believe that our relationship with CRT for the origination and distribution of corporate fixed income and convertible securities will enhance our capital markets origination activities.
Brokerage
Our team of brokerage professionals serves institutional investor clients in the United States and internationally. Cowen and Company trades common stocks, listed options and equity-linked and fixed income securities on behalf of its clients. We also provide our clients with an electronic execution suite and, until the end of the fourth quarter of 2011, an ETF trading and market making platform. We have relationships with over 1,000 institutional investor clients. Our brokerage team is comprised of experienced professionals dedicated to Cowen and Company's target sectors, which allows us to develop a level of knowledge and focus that we believe differentiates our brokerage capabilities from those of many of our competitors. We tailor our account coverage to the unique needs of our clients. We believe that our sector traders are able to provide superior execution because of their knowledge of the interests of our institutional investor clients in specific companies in Cowen and Company's target sectors.
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
Research
As of December 31, 2011, we have a research team of 26 senior analysts covering approximately 405 companies. Within our coverage universe, approximately 135 are healthcare companies, 120 are technology companies, 48 are consumer companies, 29 are aerospace and defense companies, 11 are alternative energy companies, 39 are REITs and 23 are Chinese companies. Our differentiated approach to research focuses our analysts' efforts toward delivering specific investment ideas and de-emphasizes maintenance research. We sponsor a number of conferences every year that are focused on our target sectors and sub-sectors. During these conferences we highlight our investment research and provide significant investor access to corporate management teams.
Information About Geographic Areas
We are principally engaged in providing alternative investment management services to global institutional investors and investment banking sales and trading and research services to corporations and institutional investor clients primarily in the United States. We provide investment banking services to companies in China through Cowen and Company (Asia) Limited ("Cowen Asia"). We provide investment banking services to companies and institutional investor clients in Europe through our U.K. broker-dealer, Cowen International Limited ("CIL").
Employees
As of March 8, 2012, the Company had 589 employees.
Competition
We compete with many other firms in all aspects of our business, including raising funds, seeking investment opportunities and hiring and retaining professionals, and we expect our business will continue to be highly competitive. The alternative investment management and investment banking industries are currently undergoing contraction and consolidation, reducing the number of industry participants and generally resulting in the larger firms being better positioned to retain and gain market share. We compete in the United States and globally for investment opportunities, investor capital, client relationships, reputation and talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise additional amounts of capital to pursue investment strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, our investment performance and processes, the breadth of our business platform and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see "Item 1A Risk Factors-Risks Related to the Company's Alternative Investment Management Business" and "Risk Factors-Risks Related to the Company's Broker-Dealer Business."
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
Most of the investment advisers of our alternative investment funds are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements of the Investment Advisers Act of 1940 (the "Advisers Act") and the regulations promulgated thereunder. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. We believe all of our wholly-owned investment advisers to our alternative investment funds comply in all material respects with the Advisers Act requirements and regulations.
We are also subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Securities Act of 1933, as amended (the "Securities Act"), and various other statutes. Many of the investment advisers to our alternative investment funds are also subject to regulation by the National Futures Association and the U.S. Commodities Futures Trading Commission. In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974 ("ERISA"). In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority ("FSA"), in Luxembourg by the Commission de Surveillance du Secteur Financier, in Japan by the Financial Services Agency and in Hong Kong by the Securities and Futures Commission ("SFC"). Our investment activities around the globe are subject to a variety of regulatory regimes that vary country by country.
Regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In light of recent events in the financial markets, governmental authorities in the United States and in the other countries in which we operate have proposed or adopted additional disclosure requirements and regulation of hedge funds and other alternative asset managers. For example, rulemaking by the SEC and other regulatory authorities outside the United States has imposed trading and reporting requirements on short selling, which could adversely affect trading opportunities, including hedging opportunities, for our funds. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was signed into law in the United States. Implementation of the Dodd-Frank Act will be accomplished through extensive rulemaking by the SEC and other governmental agencies. The Dodd-Frank Act establishes the Financial Services Oversight Council (the "FSOC") to identify threats to the financial stability of the United States; promote market discipline; and respond to emerging risks to the stability of the United States financial system. The FSOC is empowered to determine whether the material financial distress or failure of a non-bank financial company would threaten the stability of the United States financial system, and such a determination can subject a non-bank financial company to supervision by the Board of Governors of the Federal Reserve and the imposition of standards and supervision including stress tests, liquidity requirements and enhanced public disclosures. The FSOC has released a proposed rule regarding its authority to require the supervision and regulation of systemically significant non-bank financial companies. A final rule and designations of systemically significant non-bank financial companies are expected later this year. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues that could lead to additional regulatory changes. Until these rules and resulting changes are fully developed, it is not practical to assess the impact that the Dodd-Frank Act or the resulting rules and regulations will have on us and on the financial services industry. On February 9, 2012 the CFTC issued final rules on the registration and compliance of commodity pool operators (“CPOs”), including rescinding an exemption relating to private funds and narrowing an exception from registration with respect to registered investment companies.  While certain details have yet to be clarified, these new rules are expected to result in additional regulatory and registration requirements for certain of the private funds and registered funds managed by our investment advisers. See "Item 1A Risk Factors" for more information.
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
Cowen and Company is a registered broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Self-regulatory organizations, including the Financial Industry Regulatory Authority ("FINRA"), adopt and enforce rules governing the conduct and activities of its member firms, including Cowen and Company. In addition, state securities regulators have regulatory or oversight authority over our broker-dealer entities. Accordingly, Cowen and Company is subject to regulation and oversight by the SEC and FINRA. Cowen and Company is also a member of, and subject to regulation by, the New York Stock Exchange ("NYSE"), the Chicago Board Options Exchange, the Philadelphia Stock Exchange, the American Stock Exchange, the International Stock Exchange, the Nasdaq Stock Exchange, the Chicago Board of Trade and the New York Mercantile Exchange.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds, securities and information, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as registered broker-dealers and members of various self-regulatory organizations, Cowen and Company and Cowen Capital LLC ("Cowen Capital") are subject to the SEC's uniform net capital rule. Rule 15c3-1 under the Exchange Act. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiaries may be limited.
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
The Company's broker-dealer businesses have incurred losses in several recent periods, including a substantial loss in 2011, and the Company's alternative investment management and broker dealer businesses have also recorded net losses in certain quarters within other fiscal years. The Company may incur losses in any of its future periods. Future losses may have a significant effect on the Company's liquidity as well as our ability to operate.
In addition, we may incur significant expenses in connection with any expansion, strategic acquisition or investment with respect to our businesses. Specifically, we have invested, and will continue to invest, in our broker-dealer business, including hiring a number of senior professionals to expand our sales and trading product offerings. Accordingly, the Company will need to increase its revenues at a rate greater than its expenses to achieve and maintain profitability. If the Company's revenues do not increase sufficiently, or even if its revenues increase but it is unable to manage its expenses, the Company will not achieve and maintain profitability in future periods. As an alternative to increasing its revenues, the Company may seek additional capital through the sale of additional common stock or other forms of debt or equity financing. Particularly in light of current market conditions, the Company cannot be certain that it would have access to such financing on acceptable terms.
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
The success of our businesses is based largely on the quality of our employees and we must continually monitor the market for their services and seek to offer competitive compensation. In challenging market conditions, such as have occurred over the past two years, it may be difficult to pay competitive compensation without the ratio of our compensation and benefits expense to revenues becoming higher. In addition, a portion of the compensation of many of our employees takes the form of restricted stock or deferred cash that vest over a period of years, which is not as attractive to existing and potential employees as compensation consisting solely of cash or a lesser percentage of stock or other deferred compensation that may be offered by our competitors.

Difficult market conditions, market disruptions and volatility have adversely affected, and may continue to adversely affect, the Company's businesses, results of operations and financial condition.
The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses may be materially affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts, protests or security operations). Recently, the sovereign debt crisis in Europe has impacted global credit and other financial markets and has resulted in substantial stress, volatility, illiquidity and disruption. These factors, combined with volatile commodity prices and foreign exchange rates, contributed to recessionary economic conditions globally and deterioration in consumer and corporate confidence and could further exacerbate the overall market disruptions and risks to market participants, including the Company's funds and managed accounts. These market conditions may affect the level and volatility of securities prices and the liquidity and the value of investments in the Company's funds, including Ramius Enterprise LP (which we refer to as Enterprise Fund), Cowen Overseas Investment LP (which we refer to as COIL) and Ramius Optimum Investments LLC (which we refer to as ROIL) in which the Company has investments of approximately $125.8 million, $149.7 million and $35.6 million, respectively, of its own capital as of December 31, 2011 and managed accounts, and the Company may not be able to effectively manage its alternative investment management business's exposure to these market conditions. Losses in the Enterprise Fund, COIL and ROIL could adversely affect our results of operations.
Volatility in the value of the Company's investments and securities portfolios or other assets and liabilities could adversely affect the financial condition or results of operations of the Company.
In accordance with US GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including funds, will result in volatility of the Company's results. As a result, changes in value may have an adverse effect on the Company's financial condition or operations in the future.
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
The Company is a holding company and primarily depends on its subsidiaries to fund its operations. Cowen and Company and Cowen Capital are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. CIL the Company's U.K. registered broker-dealer subsidiary, is subject to the capital requirements of the FSA. Cowen Asia is subject to the financial resources requirements of the SFC of Hong Kong. Any failure to comply with these capital requirements could impair the Company's ability to conduct its investment banking business.
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
The Company may need to modify the strategies or operations of its alternative investment management business, face increased constraints or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. The Company's alternative investment management business is subject to regulation by various regulatory authorities that are charged with protecting the interests of investors. The activities of certain of the Company's subsidiaries are regulated primarily within the United States by the SEC, FINRA, and the National Futures Association, as well as various state agencies, and are also subject to regulation by other agencies in the various jurisdictions in which they operate, including the FSA, the Financial Services Agency of Japan, the SFC, the German Federal Financial Supervisory Authority and the Commission de Surveillance du Secteur Financier in Luxembourg. The activities of Ramius LLC, Ramius Advisors, LLC, Ramius Asia LLC, Ramius Alternative Solutions LLC, Ramius Structured Credit Group LLC and Ramius Trading Strategies LLC are all regulated by the SEC due to their registrations as U.S. investment advisers. In addition, the funds in the Company's alternative investment management business are subject to regulation in the jurisdictions in which they are organized. These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant permits and to regulate marketing and sales practices and the maintenance of adequate financial resources. The Company is also subject to applicable anti-money laundering regulations and net capital requirements in the jurisdictions in which it operates. Additionally, the regulatory environment in which the Company operates frequently changes and has seen significant increased regulation in recent years and it is possible that this trend may continue. Such additional regulation could, among other things, increase compliance costs or limit our ability to pursue investment opportunities and strategies.
The regulatory environment continues to be turbulent. There is an extraordinary volume of regulatory discussion papers, draft directives and proposals being issued around the world and these initiatives are not always coordinated. The European Commission has issued a draft Directive on Alternative Investment Fund Managers, recommendations on directors' pay and financial services sector compensation and proposals on packaged retail investment products. In addition, the FSA of the United Kingdom has issued a discussion paper entitled "A Regulatory Response to the Global Banking Crisis" as well as undertaken an exercise to collect data to assess the systemic risk that hedge funds may or may not pose. The Bank of England is also collecting data on the systemic risk of hedge funds. Recent rulemaking by the SEC and other regulatory authorities outside the United States have imposed trading restrictions and reporting requirements on short selling, which have impacted certain of the investment strategies of the Company's investment funds and managed accounts, and continued restrictions on or further regulations of short sales could negatively impact the performance of the investment funds and managed accounts.
In addition, financial services firms are subject to numerous perceived or actual conflicts of interest, which have drawn and which we expect will continue to draw scrutiny from the SEC and other federal and state regulators. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny, which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. More recently, regulations have been focusing on the use of experts and expert networks and potential conflicts of interest or issues relating to impermissible disclosure of material nonpublic information. While the Company maintains various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seeks to review and update such policies, controls and procedures, appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if it fails to do so. Such policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.
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
The potential for conflicts of interest within the Company, and a failure to appropriately identify and deal with conflicts of interest could adversely affect our businesses.
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
We have developed and implemented procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. In addition, our spin-off of our Value and Opportunities business was initiated, in part, to address potential conflicts of interest. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and the willingness of clients to enter into transactions or engagements in which such a conflict might arise may be affected if we fail to identify and appropriately address potential conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or enforcement actions.
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
We intend to continually evaluate potential acquisitions, investments and strategic alliances to expand our alternative investment management and broker-dealer businesses. In the future, we may seek additional acquisitions, investments, strategic alliances or similar arrangements, which may expose us to risks such as:

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
RCG holds approximately 22.5% of our Class A common stock and therefore has significant influence over matters requiring approval by the Company's stockholders, including in the election of directors and approval of significant corporate transactions. Furthermore, RCG's managing member is controlled by certain members of our senior management, including Peter A. Cohen, our Chairman and Chief Executive Officer. RCG's concentration of ownership may discourage a third party from proposing a change of control or other strategic transaction concerning the Company or otherwise have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. As a result, the Company's Class A common stock could trade at prices that do not reflect a "control premium" to the same extent as do the stocks of similarly situated companies that do not have any single stockholder with an ownership interest as large as RCG's ownership interest.
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
The Company's failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes‑Oxley Act could have a material adverse effect on the Company's financial condition, results of operations and business and the price of our Class A common stock.
The Sarbanes‑Oxley Act and the related rules require our management to conduct an annual assessment of the effectiveness of our internal control over financial reporting and require a report by our independent registered public accounting firm addressing our internal control over financial reporting. To comply with Section 404 of the Sarbanes‑Oxley Act, we are required to document formal policies, processes and practices related to financial reporting that are necessary to comply with Section 404. Such policies, processes and practices are important to ensure the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.
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
Market conditions have been and remain inherently unpredictable and outside of the Company's control, and may result in reductions in Ramius's revenue and results of operations. Such reductions may be caused by a decline in assets under management, resulting in lower management fees and incentive income, an increase in the cost of financial instruments, lower investment returns or reduced demand for assets held by the Company's funds, which would negatively affect the funds' ability to realize value from such assets or continued investor redemptions, resulting in lower fees and increased difficulty in raising new capital.
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
Incentive income, which has historically comprised a substantial portion of Ramius's annual revenues, is, in most cases, subject to "high-water marks" whereby incentive income is earned by Ramius only to the extent that the net asset value of a fund or managed account at the end of a measurement period exceeds the highest net asset value as of the end of a preceding measurement period for which Ramius earned incentive income. Ramius's incentive allocations are also subject, in some cases, to performance hurdles or benchmarks. To the extent Ramius's funds or managed accounts experience negative investment performance, the investors in these funds or managed accounts would need to recover cumulative losses before Ramius can earn incentive income with respect to the investments of those investors who previously suffered losses.
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

If a Ramius fund's or managed account counterparty for any of its derivative or non-derivative contracts defaults on the performance of those contracts, the Company may not be able to cover its exposure under the relevant contract.
The Company's funds and managed accounts enter into numerous types of financing arrangements with a wide array of counterparties around the world, including loans, hedge contracts, swaps, repurchase agreements and other derivative and non-derivative contracts. The terms of these contracts are generally complex and often customized and generally are not subject to regulatory oversight. The Company is subject to the risk that the counterparty to one or more of these contracts may default, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur at any time without notice. Additionally, Ramius may not be able to take action to cover its exposure if a counterparty defaults under such a contract, either because of a lack of the contractual ability or because market conditions make it difficult to take effective action. The impact of market stress or counterparty financial condition may not be accurately foreseen or evaluated and, as a result, Ramius may not take sufficient action to reduce its risks effectively.
Counterparty risk is accentuated where the fund or managed account has concentrated its transactions with a single or small group of counterparties. Generally, hedge funds are not restricted from concentrating any or all of their transactions with one counterparty. Moreover, Ramius's internal review of the creditworthiness of their counterparties may prove inaccurate. The absence of a regulated market to facilitate settlement and the evaluation of creditworthiness may increase the potential for losses.
In addition, these financing arrangements often contain provisions that give counterparties the ability to terminate the arrangements if any of a number of defaults occurs with respect to the Company or its funds or managed accounts, as the case may be, including declines in performance or assets under management and losses of key management personnel, each of which may be beyond our control. In the event of any such termination, the Company's funds or managed accounts may not be able to enter into alternative arrangements with other counterparties and our business may be materially adversely affected.
The Company may suffer losses in connection with the insolvency of prime brokers, custodians, administrators and other agents whose services the Company uses and who may hold assets of the Company's funds.
All of the Company's funds use the services of prime brokers, custodians, administrators or other agents to carry out certain securities transactions and to conduct certain business of the Company's funds. In the event of the insolvency of a prime broker and/or custodian, the Company's funds might not be able to recover equivalent assets in full as they may rank among the prime broker's and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the Company's funds' cash held with a prime broker or custodian (if any) may not be segregated from the prime broker's or custodian's own cash, and the funds will therefore rank as unsecured creditors in relation thereto. Specifically, certain of the Company's funds used an affiliate of Lehman Brothers as one of their prime brokers and some of these funds also held assets through accounts at Lehman Brothers. Other affiliates of Lehman Brothers that are now in insolvency proceedings were also trading counterparties for some of the hedge funds managed by Ramius. The total net equity claim of the Company's funds with respect to Lehman Brothers was approximately $254.0 million, of which the Company has recovered $36 million and anticipates recovering approximately $114.4 million more from Lehman Brothers and its affiliates.
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
Certain of the Company's funds and managed accounts (including the Enterprise Fund, COIL and ROIL, in which the Company had approximately $125.8 million, $149.7 million and $35.6 million, respectively, of its own capital invested as of December 31, 2011) invest a portion of their assets in securities that are not publicly traded and funds invested in by the Ramius fund of funds platform may do the same. In many cases, such funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or there may not be a public market for such securities. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, under certain conditions, the Company's funds, or funds invested in by the Ramius fund of funds platform, may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investing in these types of investments can involve a high degree of risk, and the Company's funds (including the Enterprise Fund, COIL and ROIL) may lose some or all of the principal amount of such investments, including our own invested capital.
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
In recent years commercial real estate markets in the United States and Japan generally experienced major disruptions due to the unprecedented lack of available capital, in the form of either debt or equity, and declines in value as a result of the overall economic decline. If these conditions were to occur again transaction volume may drop precipitously, negatively impacting the valuation and performance of the Ramius real estate funds significantly. Additionally, if the Ramius real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost, potential for cost overruns and timely completion of construction (including risks beyond the control of Ramius fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.
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
Recently, the SEC has adopted rules that require a firm that is registered with the SEC under the Advisers Act to file reports with the SEC disclosing extensive information regarding certain private funds managed by the firm. As a result, compliance costs and burdens upon the Ramius business may increase.
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
Additionally, as a result of highly publicized financial scandals, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the business environment in which Ramius operates is subject to heightened regulation. With respect to alternative investment management funds, in recent years, there has been debate in both U.S. and foreign governments about new rules or regulations, including increased oversight or taxation, in addition to the recently proposed legislation described above. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative investment management funds, including the Company's funds. Such investigations may impose additional expenses on the Company, may require the attention of senior management and may result in fines if any of the Company's funds are deemed to have violated any regulations.
The Company's alternative investment management business may suffer as a result of loss of business from key investors.
The loss of all or a substantial portion of the business provided by key investors could have a material impact on income derived from management fees and incentive allocations and consequently have a material adverse effect on our alternative investment management business and results of operations or financial condition.
Risks Related to the Company's Broker-Dealer Business
The Company's broker-dealer business focuses principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could materially affect our broker-dealer business.
Cowen and Company focuses principally on the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and alternative energy sectors of the economy. Therefore, volatility in the business environment in these sectors or in the market for securities of companies within these sectors could substantially affect the Company's financial results and, thus, the market value of the Class A common stock. The business environment for companies in these sectors has been subject to substantial volatility, and Cowen and Company's financial results have consequently been subject to significant variations from year to year. The market for securities in each of Cowen and Company's target sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes in Medicare and government reimbursement policies, may affect the market for securities of healthcare companies.
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
Cowen and Company has experienced, and we expect to experience in the future, significant periodic variations in its revenues and results of operations. These variations may be attributed in part to the fact that its investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond Cowen and Company's control. In most cases, Cowen and Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our investment banking business is highly dependent on market conditions as well as the decisions and actions of its clients and interested third parties. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which Cowen and Company is advising or an offering in which Cowen and Company is participating, we will earn little or no revenue from the transaction, and we may incur significant expenses that may not be recouped. This risk may be intensified by Cowen and Company's focus on growth companies in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and alternative energy sectors as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Many companies initiating the process of an IPO are simultaneously exploring other strategic alternatives, such as a merger and acquisition transaction. The Company's investment banking revenues would be adversely affected in the event that an IPO for which it is acting as an underwriter is preempted by the company's sale if Cowen and Company is not also engaged as a strategic advisor in such sale. As a result, our investment banking business is unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect the stock price of the Class A common stock.
Pricing and other competitive pressures may impair the revenues of the Company's brokerage business.
Cowen and Company's brokerage business accounted for approximately 63% of Cowen and Company's revenues during 2011. Along with other firms, Cowen and Company has experienced price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from Cowen and Company's larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. We are committed to maintaining and improving Cowen and Company's comprehensive research coverage to support its brokerage business and the Company may be required to make additional investments in Cowen and Company's research capabilities.
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
During 2011, Cowen and Company derived a portion of its investment banking revenues from companies based in China and expects to pursue additional business in China in the future. Cowen and Company's ability to generate revenue from Chinese companies is significantly affected by investors' views of the Chinese economy and of the sophistication and integrity of a Chinese company's management. For instance, in the last few years, several publicly listed Chinese companies, one of which was a client and another of which was a potential client, were alleged to be engaging in fraud. Although this was limited to a small number of Chinese companies, negative publicity was generated for all Chinese issuers. While Cowen and Company performs extensive due diligence on all potential investment banking clients, including those located in China, if any such clients were alleged to be engaging in fraud, Cowen and Company may be subject to legal liability and reputational harm, which could adversely affect our results of operations and business condition. In addition, the current government leadership of the People's Republic of China has been pursuing economic reform policies that encourage private economic activity, greater economic decentralization and globalization, there is no assurance that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time, with or without notice. Further, the China region and markets may experience volatility, political turmoil, uncertainty or difficult economic or market conditions that differ from those in the United States. Any of these changes could negatively impact Cowen and Company's current business and its expansion plans within the China region which could have a negative impact on its revenues and results of operations.
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
        The continued growth of electronic trading and the introduction of new technologies is changing our market-making business and presenting new challenges. Securities, futures and options transactions are increasingly occurring electronically, through alternative trading systems. It appears that the trend toward alternative trading systems will continue to accelerate. This acceleration could further increase program trading, increase the speed of transactions and decrease our ability to participate in transactions as principal, which would reduce the profitability of our market-making business. Some of these alternative trading systems compete with our market-making business, and we may experience continued competitive pressures in these and other areas. Significant resources have been invested in the development of our electronic trading systems, but there is no assurance that the revenues generated by these systems will yield an adequate return on the investment, particularly given the increased program trading and increased percentage of stocks trading off of the historically manual trading markets.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our main offices, all of which are leased, are located in New York City, Boston, San Francisco and London. Our corporate headquarters are located at 599 Lexington Avenue, New York, New York, and comprise approximately 91,124 square feet of leased space pursuant to lease agreements expiring in 2022. We also lease approximately 42,217 square feet of space at 1221 Avenue of the Americas, New York, New York pursuant to a sublease agreement expiring in 2013. On December 31, 2011, the Company ceased using the leased premises located at 1221 Avenue of Americas. We acquired, through the LaBranche transaction during the second quarter of 2011, 48,000 square feet of leased space at 33 Whitehall Street which was subleased in the fourth quarter of 2011. We lease 38,217 square feet of space at Two International Place in Boston pursuant to a lease agreement expiring in 2014, which is used primarily by our broker-dealer segment. In San Francisco, we lease approximately 29,072 square feet of space at 555 California Street, pursuant to a lease agreement expiring in 2015 and used by our broker-dealer segment. Our London offices are located at Broadgate West Phase II, 1 Snowden Street, subject to a lease agreement expiring in 2017 that is used by our alternative investment management and broker-dealer segments, respectively. Our other offices, all of which are leased, are located in Atlanta, Chicago, Dallas, Stamford, Geneva, Purchase (New York), Luxembourg, Tokyo, Hong Kong, Beijing and Shanghai.

Item 3.    Legal Proceedings

In the ordinary course of business, we are named as defendants in, or as parties to, various legal actions and proceedings. Certain of these actions and proceedings assert claims or seek relief in connection with alleged violations of securities, banking, anti-fraud, anti-money laundering, employment and other statutory and common laws. Certain of these actual or threatened legal actions and proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief.

In the ordinary course of business, we are also subject to governmental and regulatory examinations, information gathering requests (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Certain of our affiliates and subsidiaries are investment banks, registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, commodity futures and other regulators. In connection with formal and informal inquiries by these regulators, we receive requests, and orders seeking documents and other information in connection with various aspects of our regulated activities.
Due to the global scope of our operations, and presence in countries around the world, we may be subject to litigation, and governmental and regulatory examinations, information gathering requests, investigations and proceedings (both formal and informal), in multiple jurisdictions with legal and regulatory regimes that may differ substantially, and present substantially different risks, from those we are subject to in the United States.
The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of the Company and its shareholders, and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.
In connection with Cowen Holdings' previous initial public offering (“IPO”) and separation from Société Générale (“SG”) in 2006, Cowen Holdings entered into an indemnification agreement with SG under which (1) SG will indemnify, and will defend and hold harmless Cowen Holdings and each of the Cowen Holdings' subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify Cowen Holdings for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the Cowen Holdings' IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (the “Indemnification Agreement”). To the extent that we are indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. As of December 31, 2011 and 2010, the total amount reserved in relation to the Indemnification Agreement was $0.5 million, respectively, and is accrued in accounts payable, accrued expenses and other liabilities in the consolidated statement of financial condition.
Except for the matters described below, based on currently available information, we do not believe that any matter will have a material adverse effect on our financial condition.
LaBranche Litigation
On February 22, 2011, a putative class action, captioned Moskal v. LaBranche & Co., et. al., was filed in the Supreme Court of the State of New York, County of New York, naming as defendants the Company, LaBranche & Co. and members of the board of directors of LaBranche & Co. (collectively, “LaBranche”), and Louisiana Merger Sub, Inc. On February 26, 2011, a separate lawsuit was filed, captioned Borowka v. LaBranche & Co., et al., in the Supreme Court of the State of New York, County of New York naming as defendants the same parties.  The lawsuits challenged LaBranche's decision to sell all of its outstanding shares of common stock to the Company for $192.8 million.  The complaints alleged, among other things, that the Company aided and abetted the LaBranche defendants in breaching their fiduciary duties to shareholders by failing to maximize the sale price for LaBranche.
On May 2, 2011, the parties to the consolidated lawsuit reached an agreement in principle to settle the consolidated lawsuit. On October 25, 2011, the parties executed a stipulation of settlement, which was filed with the Supreme Court on October 26, 2011.  A hearing was held on February 1, 2012, at which the Supreme Court approved the settlement, which resolved all of the claims that were or could have been brought in the actions being settled, including all claims relating to the acquisition, the Merger Agreement and any disclosure made in connection therewith.
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
On December 5, 2011, CalPERS and defendants entered into a Memorandum of Understanding (MOU) reflecting an agreement in principle to settle the action. The portion of the settlement amount allocated to LaBranche & Co Inc., LaBranche & Co. LLC and Mr. LaBranche pursuant to a confidential allocation agreement entered into by the defendants will be paid by the Company with amounts to be received from one of the Company's insurers, we do not beleive that this matter will have a material effect on the Company's operating results for the year ended December 31, 2011. The MOU contemplates the negotiation and execution of a final settlement agreement, and the settlement is subject to notice to the class and approval by the Court.
Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." As of March 8, 2012, there were approximately 76 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.
Prior to November 2, 2009, the common stock of Cowen Holdings had traded under the symbol "COWN" since Cowen Holdings's IPO in July 2006. Prior to November 2, 2009, our common stock was held by RCG and Cowen Holdings as restricted shares and was not publicly tradable.
The following table contains historical quarterly price information for the year ended December 31, 2011. On March 8, 2012, the last reported sale price of our common stock was $2.70.

2011 Fiscal Year	High	Low
First Quarter	$5.02	$3.74
Second Quarter	4.42	3.41
Third Quarter	4.28	2.56
Fourth Quarter	3.00	2.32

2010 Fiscal Year	High	Low
First Quarter	$6.02	$4.84
Second Quarter	6.02	3.87
Third Quarter	4.51	2.99
Fourth Quarter	5.04	3.25
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
Issuer Purchases of Equity Securities
In July 2011, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $20 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the year ended December 31, 2011, through the share repurchase program, the Company repurchased 3,644,320 shares of Cowen Class A common stock at an average price of $3.12 per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (July 1, 2011 – July 31, 2011)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total

Month 2 (August 1, 2011 – August 31, 2011)
Common stock repurchases(1)	1,104,326	$3.41	—	—	(3)
Employee transactions(2)	114,482	$3.57	—	—
Total

Month 3 (September 1, 2011 – September 30, 2011)
Common stock repurchases(1)	1,352,013	$3.30	—	—	(3)
Employee transactions(2)	338,769	$3.45	—	—
Total

Month 4 (October 1, 2011 – October 31, 2011)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	134,035	$2.90	—	—
Total

Month 5 (November 1, 2011 – November 30, 2011)
Common stock repurchases(1)	659,161	$2.63	—	—	(3)
Employee transactions(2)	540,479	$2.75	—	—
Total

Month 6 (December 1, 2011 – December 31, 2011)
Common stock repurchases(1)	528,820	$2.66	—	—	(3)
Employee transactions(2)	74,917	$2.52	—	—
Total

Total (July 1, 2011 – December 31, 2011)
Common stock repurchases(1)	3,644,320	$3.12	—	—	(3)
Employee transactions(2)	1,202,682	$3.02	—	—
Total

(1)	As announced in July 2011, the Company's Board of Directors authorized the repurchase, subject to market conditions, of up to $20 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.

Item 6.    Selected Financial Data
The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2011, 2010, 2009, 2008, and 2007. The selected consolidated statements of financial condition data and consolidated statements of operations data as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 have been derived from our audited consolidated financial statements. Our selected consolidated financial data are only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data includes the results of Cowen Holdings for the period from November 2, 2009 through December 31, 2009 and for the subsequent years.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$50,976	$38,965	$10,557	$—	$—
Brokerage	99,611	112,217	17,812	—	—
Management fees	52,466	38,847	41,694	70,818	73,950
Incentive income	3,265	11,363	1,911	—	60,491
Interest and dividends	22,306	11,547	477	1,993	16,356
Reimbursement from affiliates	4,322	6,816	10,326	16,330	7,086
Other revenues	1,583	1,936	4,732	6,853	5,086
Consolidated Funds revenues	749	12,119	36,392	31,739	25,253
Total revenues	235,278	233,810	123,901	127,733	188,222
Expenses
Employee compensation and benefits	203,767	194,919	96,592	84,769	123,511
Non-compensation expense	161,955	136,902	69,818	54,856	79,020
Goodwill impairment	7,151	—	—	10,200	—
Consolidated Funds expenses	2,782	8,121	23,581	34,268	21,014
Total expenses	375,655	339,942	189,991	184,093	223,545
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	15,128	21,980	(2,154)	(2,006)	94,078
Bargain purchase gain	22,244	—	—	—	—
Consolidated Funds net gains (losses)	4,395	31,062	20,999	(198,485)	84,846
Total other income (loss)	41,767	53,042	18,845	(200,491)	178,924
Income (loss) before income taxes	(98,610)	(53,090)	(47,245)	(256,851)	143,601
Income tax expense (benefit)	(20,073)	(21,400)	(8,206)	(1,301)	1,397
Net income (loss) from continuing operations	(78,537)	(31,690)	(39,039)	(255,550)	142,204
Net income (loss) from discontinued operations, net of tax	(23,646)	—	—	—	—
Net income (loss)	(102,183)	(31,690)	(39,039)	(255,550)	142,204
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	5,827	13,727	16,248	(113,786)	66,343
Special allocation to managing member	—	—	—	—	26,551
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(108,010)	$(45,417)	$(55,287)	$(141,764)	$49,310
Weighted average common shares outstanding:
Basic	95,532	73,149	41,001	37,537	37,537
Diluted	95,532	73,149	41,001	37,537	37,537
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.88)	$(0.62)	$(1.35)	$(3.78)	$1.31
Income (loss) from discontinued operations	$(0.25)	$—	$—	$—	$—
Diluted
Income (loss) from continuing operations	$(0.88)	$(0.62)	$(1.35)	$(3.78)	$1.31
Income (loss) from discontinued operations	$(0.25)	$—	$—	$—	$—

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Financial Condition Data:
Total assets	$1,535,838	$1,247,170	$959,441	$797,831	$2,113,532
Total liabilities	922,786	653,568	255,091	182,003	1,430,029
Redeemable non-controlling interests	104,587	144,346	230,825	284,936	203,523
Total Stockholders' Equity	$508,465	$449,256	$473,525	$330,892	$479,980

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
Our alternative investment management business had approximately $10.3 billion of assets under management as of January 1, 2012. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.
Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs") and alternative energy sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.
As a result of the previously disclosed acquisition of LaBranche, the consolidated financial statements of the Company, for the year ended December 31, 2011, include LaBranche's operating results from June 28, 2011. These operating results are related to the ETF market making operations and, prior to being discontinued, were included in the Company's broker-dealer segment. Since the Company discontinued the LaBranche operations during the fourth quarter of 2011, these operating results are reported in net income (loss) from discontinued operations, net of tax in the accompanying consolidated statements of operations.
Certain Factors Impacting Our Business
Our alternative investment management business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment management business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A (“UniCredit S.p.A”), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a modification agreement, to extend the time period pursuant to which the Company was required to return the bulk of its assets in our funds to the end of 2010. The Company returned a significant portion of the assets during 2010 and as of December 31, 2011, including redemptions effective on January 1, 2012, we have returned approximately $526.6 million to affiliates of UniCredit S.p.A and these affiliates had a remaining investment of approximately $159.2 million invested in our investment vehicles, including a fund of funds managed account.

•
Investment performance.  Our revenues from incentive income are linked to the performance of the funds and accounts that we manage. Performance also affects assets under management because it influences investors' decisions to invest assets in, or withdraw assets from, the funds and accounts managed by us.

•
Fee and allocation rates.  Our management fee revenues are linked to the management fee rates we charge as a percentage of assets under management. Our incentive income revenues are linked to the incentive allocation rates we charge as a percentage of performance-driven asset growth. Our incentive allocations are generally subject to “high-water marks,” whereby incentive income is generally earned by us only to the extent that the net asset value of a fund at the end of a measurement period exceeds the highest net asset value as of the end of the earlier measurement period for which we earned incentive income. Our incentive allocations, in some cases, are subject to performance hurdles. As of December 31, 2011, the Global Credit Fund was not above its "high-water mark".

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of January 1, 2012, we had investments of approximately $125.8 million, $149.7 million and $35.6 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP (“COIL”) and Ramius Optimum Investments LLC (“ROIL”), respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and ROIL are wholly owned entities managed by Ramius that the Company uses solely for the firm's invested capital.

Our broker-dealer business and results of operations are impacted by the following factors:

•
Underwriting, private placement and strategic/financial advisory fees.  Our revenues from investment banking are directly linked to the underwriting fees we earn in securities offerings in which the Company acts as an underwriter, private placement fees earned in non-underwritten transactions and success fees earned in connection with advising both buyers and sellers, principally in mergers and acquisitions. As a result, the future performance of our investment banking business will depend on, among other things, our ability to secure lead manager and co-manager roles in clients capital raising transactions as well as our ability to secure mandates as a client's strategic financial advisor.

•	Commissions. We receive commissions from executing customer transactions. Our commission revenues depend for the most part on our customer trading volumes.

•
Principal transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities and net trading gains and losses on inventory and other firm positions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk.

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

External Factors Impacting Our Business
Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic or market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability (or increases in the cost of) credit and capital, increases in inflation or interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, or a combination of these or other factors. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:

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

•
Our broker-dealer business focuses primarily on small to mid-capitalization and private companies in specific industry sectors. These sectors may experience growth or downturns independent of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. In addition, increased government regulation has had, and may continue to have, a disproportionate adverse effect on capital formation by smaller companies. Therefore, our broker-dealer business could be affected differently than overall market trends.

Our businesses, by their nature, do not produce predictable earnings. Our results in any period can be materially affected by conditions in global financial markets and economic conditions generally. We are also subject to various legal and regulatory actions that impact our business and financial results.
Recent Developments
In January 2012, the Company entered into a definitive agreement to acquire Algorithmic Trading Management, LLC (“ATM”), a provider of global, multi-asset class algorithmic execution trading models. The transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close in the second quarter of 2012.
Basis of presentation
The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements, of the Company appearing in Part IV of this Form 10-K include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the consolidated financial statements, are not subject to the consolidation provisions with respect to their own investments pursuant to their specialized accounting.
The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to generally accepted accounting principles as described below (the “Consolidated Funds”). Consequently, the Company's consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as redeemable non-controlling interests in consolidated subsidiaries in the consolidated financial statements appearing elsewhere in this Form 10-K. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.
The November 2009 business combination between Ramius and Cowen Holdings was accounted for under the acquisition method of accounting in according with US GAAP. As a result, the historical financial statements of Ramius (the business of which was operated by RCG Holdings LLC, the Company's accounting predecessor, prior to the consummation of the Transactions) have become the historical financial statements of the Company. As a result, the Company's 2010 results reflect twelve months of combined operations, while 2009 results reflect twelve months of legacy Ramius and two months of legacy Cowen operations.
The June 2011 acquisition of Labranche was accounted for under the acquisition method of accounting in accordance with US GAAP. In this case, the acquisition was accounted for as an acquisition by Cowen of LaBranche. As such, results of operations for LaBranche are included in the accompanying consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their estimated fair values. During the last quarter of 2011, the Company decided to discontinue the subsidiaries acquired through the LaBranche acquisition as the subsidiaries were not meeting the Company's expectations as to their results of operations and were not generating positive cash flows.
Revenue recognition
The Company's principal sources of revenue are derived from two segments: an alternative investment management segment and a broker-dealer segment, as more fully described below.
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
Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Hedge Funds. Management fees for the Company's hedge funds are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income.

•
Alternative Solutions. Management fees for the Alternative Solutions business are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income or based on assets under management at the beginning of the month. Management fees earned from the Alternative Solutions business are based and initially calculated on estimated net asset values and actual fees ultimately earned could be impacted to the extent of any changes in these estimates.

•
Real Estate Funds. Management fees from the Company's real estate funds are generally charged by their general partners at an annual rate between 1% to 1.5% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the Company's real estate funds are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.

•
CHRP Funds. During the investment period (as defined in the management agreement of the CHRP Funds), management fees for the CHRP Funds are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of assets under management. Management fees for the CHRP Funds are calculated on a quarterly basis.

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 3% and 1.50%, respectively, for the levered vehicle and 1% and 0.50%, respectively, for the unlevered vehicle. In addition, management fees for Ramius Trading Strategies Managed Futures Fund, a mutual fund launched in September 2011, are 1.60% per annum (subject to an overall expense cap of 1.85%). Management and platform fees are generally calculated monthly based on assets under management at the end of each month.

•
Other. The Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of 0.04% to 0.20% of assets, based on the average daily balances of the assets under management.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. For the products we offer, incentive income earned is typically 20% for hedge funds and 10% for fund of funds and alternative solutions products (in certain cases on performance in excess of a benchmark), generally, of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However in certain real estate funds, the Company is entitled to receive incentive fees earlier provided that the investors have received their preferred return on a current basis. These funds are subject to a potential clawback of that incentive income upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the CHRP Funds is earned only after investors receive a full return of their capital plus a preferred return.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of the US GAAP. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in the consolidated statement of operations may be subject to reversal based on subsequent negative performance of the funds prior to the conclusion of the fiscal year, when all contingencies have been resolved.
Carried interest in the real estate funds is subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to the Company based on cumulative results. As such, the accrual for potential repayment of previously received carried interest, which is a component of accounts payable, accrued expenses and other liabilities, represents all amounts previously distributed to the Company, less an assumed tax liability, that would need to be repaid to certain real estate funds if these funds were to be liquidated based on the current fair value of the underlying funds' investments as of the reporting date. The actual clawback liability does not become realized until the end of a fund's life.
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

•
Private placement fees.  The Company earns agency placement fees in non-underwritten transactions such as private placements of debt and equity securities, including, private investment in public equity transactions (“PIPEs”) and registered direct offerings. The Company records private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.
Brokerage
Brokerage revenue consists of commissions, principal transactions, net and equity research fees.

•
Commissions. Commission revenue includes fees from executing client transactions. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. During the years ended December 31, 2011, 2010 and 2009, the Company earned $66.0 million, $69.3 million and $9.3 million of revenues from commissions, respectively.

•
Principal Transactions. Principal transaction, net revenue includes net trading gains and losses from the Company's market-making activities in fixed income and over-the-counter equity securities, listed options trading, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration. During the years ended December 31, 2011, 2010 and 2009, the Company earned $27.1 million, $36.1 million and $7.0 million of revenues from principal transactions, net, respectively.

•
Equity Research Fees. Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured. During the years ended December 31, 2011, 2010 and 2009, the Company earned $6.5 million, $6.8 million and $1.5 million of revenues from equity research fees, respectively.

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

•	Interest and Dividends. Interest and dividends expense relates primarily to interest on our credit facility (which was fully repaid and terminated in June 2011) in addition to increased trading activity with respect to the Company's investments.

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
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of December 31, 2011, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
As of December 31, 2011, the Company recorded tax receivables resulting from refund claims resulting from the carry back of net operating losses to the Company's 2006 tax return.
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
As of January 1, 2012, the Company had assets under management of $10.3 billion, an 10.7% increase as compared to assets under management of $9.3 billion as of December 31, 2010. The $1.0 billion increase in assets under management during the year ended 2011 resulted from $1.1 billion in net subscriptions (this includes total redemptions during the year ended December 31, 2011, and redemptions effective on January 1, 2012, of $187.0 million, which represents assets returned to investors as a result of closing the Ramius Multi-Strategy and Ramius Enterprise funds and the return of assets to UniCredit pursuant to the terms of Modification Agreement), partially offset by a $76.6 million performance-related decrease in assets under management.

The following table is a breakout of total assets under management by platform as of January 1, 2012.

Platform	Total Assets under Management		Primary Strategies
	(dollars in millions)

Hedge Funds (1)	1,918	(2)	Multi-Strategy
			Single Strategy

Alternative Solutions (3)	1,894		Multi-Strategy
			Single Strategy
			Customized Solutions
			Hedging Strategies

	855		Advisory

Ramius Trading Strategies (4)	262		Commodity Trading Advisory

Real Estate (1)	1,628	(7)	Debt
			Equity

Cowen Healthcare Royalty Partners (5)	1,473	(7)	Royalty Interests

Other (6)	2,235		Cash Management
			Mortgage Advisory
Total	10,265

(1)
The Company owns between 30% and 55% of the general partners of the real estate business and of the activist business (one of the single strategy hedge funds). We do not possess unilateral control over any of these general partners.

(2)	This amount includes the Company's invested capital of approximately $125.8 million as of January 1, 2012.

(3)	This amount includes the Company's invested capital of approximately $5.2 million as of January 1, 2012.

(4)
This amount includes three funds: RTS Global Fund, LP, RTS Global 3X Funds, LP, Ramius Trading Strategies Managed Futures Fund. This amount includes the Company's invested capital of approximately $22.3 million (which includes the notional amount of the Company's investment in RTS Global 3X Fund LP) as of January 1, 2012.

(5)
The Company shares the management fees from the CHRP Funds equally with the founders of the CHRP Funds. In addition, the Company receives a share of the carried interests of the general partners of the CHRP Funds of between 27% and 40.2%.

(6)
The Company's cash management services business provides clients with investment guidelines for managing cash and establishes investment programs for managing their cash in separately managed accounts. The Company also provides mortgage advisory services where the Company manages collateralized debt obligations held by investors.

(7)	This amount reflects committed capital.

The following table presents total assets under management by period

		Year ended December 31,
	January 1, 2012
		2011	2010	2009		2008
		(dollars in thousands)
Beginning Assets under Management	$10,347,173	$9,276,278	$8,313,638	$9,765,230		$12,900,355
Net Subscriptions (Redemptions)	(81,680)	1,147,447	812,555	(1,780,117)	(2)	(1,066,714)
Net Performance(1)	—	(76,552)	150,085	328,525		(2,068,411)
Ending Assets under Management	$10,265,493	$10,347,173	$9,276,278	$8,313,638		$9,765,230

(1)	Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(2)	Net redemptions for 2009 include $807 million of capital commitments to the CHRP Funds that were part of Cowen Holdings prior to the Transactions.
Fund Performance
In hindsight, 2011 proved to be challenging for investors in risk assets across multiple global markets. In the fourth quarter, a number of overriding macro concerns that had been weighing on the markets remained in place. These concerns included softening global growth and rising industrial commodity prices, the unresolved European debt crisis, tensions in the Middle East and political inaction in the U.S. regarding the country's current deficit, increasing debt burden and employment rate. However, the “risk on, risk off” approach that  dominated investor activity throughout 2011 reversed course after a weak third quarter and adopted a “risk on” position to close out the year. As one example, following a double- digit decline in the S&P 500 during the third quarter, U.S. equities rallied to have the index close out the year unchanged. Final results for the entire year often masked the day-to-day and week-to-week volatility experienced in many major markets and asset classes, including high yield debt, leveraged loans and real assets such as crude oil. Fourth quarter results also masked to some degree one of the more troubling aspects of global market activity during 2011- that of a substantial deterioration in liquidity. The lack of liquidity was evidenced in multiple asset classes, but  was especially true in the fixed income markets at various points in time throughout the year. As was stated in the previous quarter's report, trading liquidity was often reminiscent of the fourth quarter of 2008, with the added pressure of liquidity providers aggressively withdrawing capital. Economic, regulatory and market uncertainties all contributed to recurrent spikes in both price volatility and correlation across multiple asset classes.

Ramius investment vehicles had varying results within the fourth quarter, but those funds that we would expect to participate in a recovery in risk assets did so. As had been the general trend throughout the year, longer-dated investments in real estate continued to benefit from firmer underlying investment valuations, further extending the recovery from the 2009 lows. More liquid but specialized funds investing in the equity and credit markets closed the year with positive fourth quarter performance. The small cap activist funds finished the year substantially ahead of any small cap long-only indices. In long/short corporate credit, third quarter losses had been concentrated within a small group of investments during a period dominated by high volatility and vastly reduced liquidity. Subsequent portfolio modifications led to reduced volatility and a positive result for the final quarter. The global macro and managed futures sectors had modestly negative fourth quarter results, as the sudden reversal in risk appetite during October --to "risk on"--presented challenges to the underlying managers. Prevailing trends were captured later in the fourth quarter of 2011, but not to the degree necessary to overcome October results. The multi-strategy funds maintained their focus on capital preservation, while still executing an opportunistic strategy for the sale of certain assets in order to make distributions to investors. Results were positive for the fourth quarter of 2011, led by an especially strong final month. Customized hedge fund of funds portfolios and client-specific solutions-based portfolios also had satisfactory results.

Invested Capital
The Company invests a significant portion of its capital base to help drive results and facilitate the growth of its alternative investment management and broker/dealer businesses. Management allocates capital to three primary investment categories: (i) trading strategies; (ii) merchant banking investments; and (iii) real estate investments. The Company aims to make strategic and opportunistic investments in varying capital structures across a diverse array of businesses, hedge funds and mutual funds. Much of the Company's trading strategy portfolio is invested along side the Company's alternative investment management clients and includes liquid investment strategies such as corporate credit trading, event driven, macro trading, and enhanced cash management. Within its merchant banking investments, management generally takes a long-term view that typically involves investing directly in public and private companies globally, private equity funds and along side its alternative investment management clients. The Company's real estate investment strategy focuses on making investments along side the Company's alternative investment management clients in Ramius managed funds such as the RCG Longview platform, as well as in direct investments in commercial real estate projects.
As of December 31, 2011, the Company's invested capital amounted to a net value $442.1 million (supporting a long market value of $689.1 million), representing approximately 87% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of December 31, 2011. The net values presented in the table below do not tie to Cowen Group's consolidated statement of financial condition as of December 31, 2011 because they are included in various line items of the consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)

Trading	$293.8	58%
Merchant Banking	100.0	20%
Real Estate	48.3	9%
Total	442.1	87%
Stockholders' Equity	508.5	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) of our alternative investment management and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 23 to the Company's consolidated financial statements, appearing elsewhere in this Form 10-K, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010
Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010
Consolidated Statements of Operations

	Year ended December 31,		Period to Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$50,976	$38,965	$12,011	31%
Brokerage	99,611	112,217	(12,606)	(11)%
Management fees	52,466	38,847	13,619	35%
Incentive income	3,265	11,363	(8,098)	(71)%
Interest and dividends	22,306	11,547	10,759	93%
Reimbursement from affiliates	4,322	6,816	(2,494)	(37)%
Other revenues	1,583	1,936	(353)	(18)%
Consolidated Funds revenues	749	12,119	(11,370)	(94)%
Total revenues	235,278	233,810	1,468	1%
Expenses
Employee compensation and benefits	203,767	194,919	8,848	5%
Interest and dividends	8,839	8,971	(132)	(1)%
General, administrative and other expenses	153,116	127,931	25,185	20%
Goodwill impairment	7,151	—	7,151	NM
Consolidated Funds expenses	2,782	8,121	(5,339)	(66)%
Total expenses	375,655	339,942	35,713	11%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	15,128	21,980	(6,852)	(31)%
Bargain purchase gain	22,244	—	22,244	NM
Consolidated Funds net gains (losses)	4,395	31,062	(26,667)	(86)%
Total other income (loss)	41,767	53,042	(11,275)	(21)%
Income (loss) before income taxes	(98,610)	(53,090)	(45,520)	86%
Income taxes expense (benefit)	(20,073)	(21,400)	1,327	(6)%
Net income (loss) from continuing operations	(78,537)	(31,690)	(46,847)	148%
Net income (loss) from discontinued operations, net of tax	(23,646)	—	(23,646)	NM
Net income (loss)	(102,183)	(31,690)	(70,493)	222%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	5,827	13,727	(7,900)	(58)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(108,010)	$(45,417)	$(62,593)	138%
Revenues
Investment Banking
Investment banking revenues increased $12.0 million to $51.0 million for the year ended December 31, 2011 compared with $39.0 million in 2010. During the year ended December 31, 2011, the Company completed 29 underwriting transactions, 8 private capital raising transactions, 3 debt capital market transactions and 8 strategic advisory transactions. During the year ended December 31, 2010, the Company completed 31 underwriting transactions, 6 private capital raising transactions and 12 strategic advisory transactions. During 2011, a higher proportion of our deals were lead managed which resulted in higher fees earned per transaction.
Brokerage
Brokerage revenues decreased $12.6 million to $99.6 million for the year ended December 31, 2011 compared with $112.2 million in 2010. The decrease was primarily attributable to lower commission revenues due to a reduction in customer trading volumes. Customer trading volumes across the industry decreased 11% in 2011 compared to 2010.

Management Fees
Management fees increased $13.6 million to $52.5 million for the year ended December 31, 2011 compared with $38.8 million in 2010. The increase was primarily a result of:
•an increase in management fees for our Healthcare Royalty funds as a result of an increase in committed capital;
•an increase in management fees associated with our Global Credit fund and other credit managed accounts of approximately $1.8 million; and
•an increase in management fees for our Ramius Trading Strategies funds, including the launching of our
Ramius Trading Strategies Managed Futures Fund, a mutual fund launched in September 2011, of $0.8 million.
These increases were partially offset by a decrease in fees of $3.6 million as a result of lower assets under management from returning assets to investors in 2011, as a result of closing the Ramius Multi-Strategy Fund and the Enterprise Fund, and the return of assets to, and no longer receiving management fees from certain affiliates of UniCredit S.p.A effective July 1, 2010, pursuant to the terms of the Modification Agreement.  The increases were also offset by a decrease in fees of $1.8 million as a result of the spin off of our Value and Opportunity business in the second quarter of 2011.
Incentive Income
Incentive income decreased $8.1 million to $3.3 million for the year ended December 31, 2011, compared with $11.4 million in 2010. The decrease was a result of:
•$4.2 million decrease in performance fees from funds in our alternative solutions business;
•$3.1 million as a result of a spin off of our Value and Opportunity business in the second quarter of 2011; and
•$0.8 million decrease in performance fees in the Global Credit fund.
Interest and Dividends
Interest and dividends increased $10.8 million to $22.3 million for the year ended December 31, 2011 compared with $11.5 million in 2010. The increase was primarily attributable to an increase in interest income resulting from an increased number of investments in interest bearing securities during 2011 as compared to 2010.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $2.5 million to $4.3 million for the year ended December 31, 2011 compared with $6.8 million in 2010. The decrease was attributable to a decrease in assets under management associated with the funds from which the Company receives the majority of its reimbursements.
Other Revenues
Other revenues decreased $0.3 million to $1.6 million for the year ended December 31, 2011 compared with $1.9 million in 2010. The higher amount in 2010 was primarily related to a non recurring investment advisory agreement.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $11.4 million to $0.7 million for the year ended December 31, 2011 compared with $12.1 million in 2010. The decrease was primarily attributable to a decrease in Enterprise Fund's holdings of interest bearing securities due to the unwinding of its investments.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $8.8 million to $203.8 million for the year ended December 31, 2011 compared with $194.9 million in 2010. The increase was primarily attributable to additional stock compensation expense, severance associated with the Company’s expense reduction activities in the broker-dealer business, and investments in new professionals in our investment banking, capital markets and sales and trading businesses. The compensation to revenue ratio was 87% for the twelve months ended December 31, 2011, compared to 83% for the prior year period. The increase in the compensation to revenue ratio resulted from a 5% increase in total compensation offset by only a 1% increase in revenue compared to the prior year end. Average headcount for 2011 increased by 2% from the prior year.

Interest and Dividends
Interest and dividends expense decreased $0.2 million to $8.8 million for the year ended December 31, 2011 compared with $9.0 million in 2010. Interest and dividends expense relates to interest on our credit facility (which was fully repaid and terminated in June 2011) in addition to increased trading activity with respect to the Company's investments.
General, Administrative and Other Expenses
General, administrative and other expenses increased $25.2 million to $153.1 million for the year ended December 31, 2011 compared with $127.9 million in 2010. The increase was primarily due to:
•professional fees incurred in connection with the closing of and potential future acquisitions of Luxembourg reinsurance companies;
•transaction costs related to the LaBranche acquisition;
•higher employment agency fee expenses;
•an increase in expenses related to our data center services as we transitioned to a new provider;
•syndication costs related to a capital raise by an alternative investment fund;
•increased usage of market data services;
•recognition, in 2011, of a net $3.6 million expense related to cease-use of the remaining space at 1221
Avenue of America;
•$1.5 million for termination of service contracts;
•an impairment charge related to intangibles in the broker-dealer segment in the amount of $5.2 million.

The increases were partially offset by:

•	a reversal of an accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds' lead investor and

•	a credit to occupancy and equipment expense in 2010 related to a reversal of a previously recorded unfavorable lease liability at 1221 Avenue of Americas of $5.3 million partially offset by $2.2 million of depreciation and amortization related to the write-off of certain fixed assets at that location.
Goodwill Impairment
The Company recorded a goodwill impairment charge of $7.2 million for the year ended December 31, 2011. In the fourth quarter of 2011, the Company conducted its annual goodwill impairment test and recognized non-cash impairment to the goodwill associated with the broker dealer segment.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $5.3 million to $2.8 million for the year ended December 31, 2011 compared with $8.1 million in 2010. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities, in connection with the unwinding of its investment portfolio.
Other Income (Loss)
Other income (loss) decreased $11.2 million to $41.8 million for the year ended December 31, 2011 compared with $53.0 million in 2010. The decrease primarily relates to a decrease in the Consolidated Funds' performance of Enterprise Master due to the closing and ongoing wind down of this fund and a decrease in performance of the Company's own invested capital driven by declining performance across certain investment strategies within our investment portfolio, particularly the concentrated public equity, credit, deep value and global macro strategies. This was offset by a $22.2 million bargain purchase gain in relation to the acquisition of LaBranche in June 2011. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest.
Income Taxes
Income tax benefit decreased $1.3 million to $20.1 million for the year ended December 31, 2011 from $21.4 million in 2010. This was primarily attributable to the lower deferred tax benefits recognized by the Company's Luxembourg subsidiaries.
Net income (loss) from discontinued operations, net of tax
As a result of the LaBranche subsidiaries not meeting the Company's expectations as to their results of operations and not generating positive cash flows, the Company's management decided, during the fourth quarter of 2011, to exit the business operated by these subsidiaries. Therefore, the Company reported the results of operations related to these subsidiaries in discontinued operations.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased by $7.9 million to $5.8 million for the year ended December 31, 2011 compared with $13.7 million in 2010. The period over period change was the result of an overall decrease in performance of the Consolidated Funds and therefore less allocations of gains/losses to non-controlling interest holders.
Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009
Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009
Consolidated Statements of Operations

	Year ended December 31,		Period to Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$38,965	$10,557	$28,408	269%
Brokerage	112,217	17,812	94,405	530%
Management fees	38,847	41,694	(2,847)	(7)%
Incentive income	11,363	1,911	9,452	495%
Interest and dividends	11,547	477	11,070	NM
Reimbursement from affiliates	6,816	10,326	(3,510)	(34)%
Other revenues	1,936	4,732	(2,796)	(59)%
Consolidated Funds revenues	12,119	36,392	(24,273)	(67)%
Total revenues	233,810	123,901	109,909	89%
Expenses
Employee compensation and benefits	194,919	96,592	98,327	102%
Interest and dividends	8,971	1,601	7,370	460%
General, administrative and other expenses	127,931	68,217	59,714	88%
Consolidated Funds expenses	8,121	23,581	(15,460)	(66)%
Total expenses	339,942	189,991	149,951	79%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	21,980	(2,154)	24,134	NM
Consolidated Funds net gains (losses)	31,062	20,999	10,063	48%
Total other income (loss)	53,042	18,845	34,197	181%
Income (loss) before income taxes	(53,090)	(47,245)	(5,845)	12%
Income taxes expense (benefit)	(21,400)	(8,206)	(13,194)	161%
Net income (loss)	(31,690)	(39,039)	7,349	(19)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	13,727	16,248	(2,521)	(16)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(45,417)	$(55,287)	$9,870	(18)%
Revenues
Investment Banking
Investment banking revenues increased $28.4 million to $39.0 million for the year ended December 31, 2010 compared with $10.6 million in 2009. The 2009 revenues represent the investment banking activity for the period from November 2, 2009 to December 31, 2009, compared to a full year in 2010.
Brokerage
Brokerage revenues increased $94.4 million to $112.2 million for the year ended December 31, 2010 compared with $17.8 million in 2009. The 2009 revenues represent the brokerage activity for the period from November 2, 2009 to December 31, 2009, compared to a full year in 2010.

Management Fees
Management fees decreased $2.9 million to $38.8 million for the year ended December 31, 2010 compared with $41.7 million in 2009. The decrease was a result of returning assets to investors in 2010, as a result of closing the Ramius Multi-Strategy and Ramius Enterprise funds, and the return of assets to, and no longer charging management fees, to certain affiliates of UniCredit S.p.A effective July 1, 2010, pursuant to the terms of the Modification Agreement. This was partially offset by increases in assets under management in our single-strategy funds.
Incentive Income
Incentive income increased $9.5 million to $11.4 million for the year ended December 31, 2010, compared to $1.9 million in 2009. The incentive income in 2010 is primarily a result of:
•the performance fees related to the Ramius Value and Opportunity Master Fund Ltd surpassing its high-water marks;
•two fund of funds managed accounts that have also surpassed their high-water marks and hurdles during the year; and
•the performance of the Ramius Global Credit Master Fund Ltd.
Interest and Dividends
Interest and dividends increased $11.0 million to $11.5 million for the year ended December 31, 2010 compared with $0.5 million in 2009. The increase was primarily attributable to an increase in interest income resulting from an increased number of investments in interest bearing securities during 2010 compared to 2009.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $3.5 million to $6.8 million for the year ended December 31, 2010 compared with $10.3 million in 2009. The decrease was attributable to a decrease in assets under management associated with the funds from which the Company receives the majority of its reimbursements.
Other Revenues
Other revenues decreased $2.8 million to $1.9 million for the year ended December 31, 2010 compared with $4.7 million in 2009. The higher amount in 2009 was primarily related to a $1.9 million one-time legal settlement claim.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $24.3 million to $12.1 million for the year ended December 31, 2010 compared with $36.4 million in 2009. The decrease was primarily attributable to a decrease in Enterprise Fund's holdings of interest bearing securities due to unwinding of its investments.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $98.4 million to $194.9 million for the year ended December 31, 2010 compared with $96.6 million in 2009. The increase was due to the impact of including two months of compensation and benefits expense associated with the legacy Cowen Holdings business in 2009 compared with twelve months in 2010, partially offset by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count in 2010 compared to 2009.
Interest and Dividends
Interest and dividends expense increased $7.4 million to $9.0 million for the year ended December 31, 2010 compared with $1.6 million in 2009. Interest and dividends expense relates to interest on our credit facility in addition to increased trading activity with respect to the Company's investments.
General, Administrative and Other Expenses
General, administrative and other expenses increased $59.7 million to $127.9 million for the year ended December 31, 2010 compared with $68.2 million in 2009. The increase was due to the impact of including two months of general, administrative and other expense associated with the legacy Cowen Holdings business during 2009 compared with twelve months of 2010, or $62.2 million, partially offset by implementing approximately $2.5 million of cost savings related to the integration of systems and facilities related to the Transactions.

Consolidated Funds Expenses
Consolidated Funds expenses decreased $15.5 million to $8.1 million for the year ended December 31, 2010 compared with $23.6 million in 2009. The decrease was attributable to a decrease in interest expense recognized by the Enterprise Fund due to a decrease in short holdings of interest bearing securities, due to the unwinding of its investment portfolio.
Other Income (Loss)
Other income (loss) increased $34.2 million to $53.0 million for the year ended December 31, 2010 compared with $18.8 million in 2009. This primarily relates to an increase of $24.1 million in the performance of the Company's directly owned traded invested capital. In addition, the increase in consolidated funds net gains (losses) of $10.1 million was primarily attributable to the performance of RTS Global 3X Fund LP, which was consolidated by the Company in the first quarter of 2010 and a decrease in net losses from derivative activities in the Enterprise Fund. This was partially offset by the decrease in the performance of certain of Ramius consolidated multi-strategy funds and the Enterprise Fund due to the closing and ongoing wind down of these funds in 2010. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to a non-controlling interest.
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
Segment Analysis and Economic Income (Loss)
Segments
Prior to the consummation of the Transactions, the Company conducted its operations through one reportable segment, the alternative investment management segment, which provides management services to its hedge funds, fund of funds, real estate and other investment platforms. Following the combination of Ramius and Cowen Holdings in 2009, the Company has conducted its operations through two segments: an alternative investment management segment and a broker-dealer segment. The Company's alternative investment management segment currently includes its hedge funds, replication products, managed futures funds, fund of funds, real estate, cash management services, and mortgage advisory services and other investment platforms businesses, as well as CHRP, which was a legacy Cowen Group operating business prior to the Transactions. The Company's broker-dealer segment currently includes its investment banking, brokerage and equity research businesses. The consolidated financial results of the Company for the year ended December 31, 2011 excludes LaBranche's operating results related to its ETF market-making business from the date of acquisition since these results are determined to be discontinued operations and excluded from economic income.
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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 23 to the Company's consolidated financial statements included in this 10-K.
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction, (iii) excludes certain other acquisition-related and/or reorganization expenses (including the discontinued operations of LaBranche), (iv) excludes goodwill impairment, and (v) excludes the bargain purchase gain which resulted from the LaBranche acquisition. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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
Our broker-dealer segment generates Economic Income revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and alternative energy. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage in the consolidated statement of operations.
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

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010
For the years ended December 31, 2011 and 2010, the Company's alternative investment management segment includes hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate, healthcare royalty funds, cash management and mortgage advisory services, CHRP's operating results and other investment platforms operating results.
For the years ended December 31, 2011 and 2010, the Company's broker-dealer segment includes investment banking, research and brokerage businesses' operating results.

	Year ended December 31,
	2011			2010			Total Period-to-Period
	Alternative Investment Management		Total 2011	Alternative Investment Management		Total 2010
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$50,976	$50,976	$—	$38,965	$38,965	$12,011	31%
Brokerage	—	99,611	99,611	—	112,217	112,217	(12,606)	(11)%
Management fees	67,309	—	67,309	51,440	—	51,440	15,869	31%
Incentive income (loss)	10,366	—	10,366	9,615	—	9,615	751	8%
Investment income (loss)	39,149	2,198	41,347	59,638	(221)	59,417	(18,070)	(30)%
Other revenues	622	(7)	615	932	7	939	(324)	(35)%
Total economic income revenues	117,446	152,778	270,224	121,625	150,968	272,593	(2,369)	(1)%
Economic Income Expenses
Compensation and benefits	50,838	143,970	194,808	58,831	127,062	185,893	8,915	5%
Non-compensation expenses—Fixed	34,138	69,778	103,916	29,228	64,255	93,483	10,433	11%
Non-compensation expenses—Variable	17,085	24,412	41,497	7,338	27,022	34,360	7,137	21%
Reimbursement from affiliates	(4,602)	—	(4,602)	(7,315)	—	(7,315)	2,713	(37)%
Total economic income expenses	97,459	238,160	335,619	88,082	218,339	306,421	29,198	10%
Net economic income (loss) (before non-controlling interest)	19,987	(85,382)	(65,395)	33,543	(67,371)	(33,828)	(31,567)	93%
Non-controlling interest	(6,042)	—	(6,042)	(1,759)	—	(1,759)	(4,283)	243%
Economic income (loss)	$13,945	$(85,382)	$(71,437)	$31,784	$(67,371)	$(35,587)	$(35,850)	101%
Economic Income Revenues
Total economic income revenues were $270.2 million for the year ended December 31, 2011, a decrease of $2.4 million compared to economic income revenues of $272.6 million for the year ended December 31, 2010. For purposes of the following section all references to revenue refer to economic income revenues.
Alternative Investment Management Segment
Alternative investment management segment economic income revenues was $117.4 million for the year ended December 31, 2011, a decrease of $4.2 million compared to economic income revenues of $121.6 million for the year ended December 31, 2010.
Management Fees.    Management fees for the segment increased $15.9 million to $67.3 million for the year ended December 31, 2011 compared with $51.4 million for 2010. The increase was a result of:
•an increase in management fees for our Healthcare Royalty funds as a result of an increase in committed capital;
•an increase in management fees associated with our Global Credit fund and other credit managed accounts of approximately $1.8 million; and
•an increase in management fees for both our real estate funds and our Ramius Trading Strategies funds, including the launching of our Ramius Trading Strategies Managed Futures Fund, a mutual fund launched in
September 2011, of $1.6 million and $1 million, respectively.

These increases were partially offset by a decrease in fees of $4.9 million as a result of lower assets under management from returning assets to investors in 2011, as a result of closing the Ramius Multi-Strategy Fund and the Enterprise Fund, and the return of assets to, and no longer charging management fees from certain affiliates of UniCredit S.p.A effective July 1, 2010, pursuant to the terms of the Modification Agreement.
Incentive Income (Loss).    Incentive income for the segment increased $0.8 million to $10.4 million for the year ended December 31, 2011 compared to an income of $9.6 million for 2010. The increase in 2011 was primarily the result of a reversal of $6.2 million of previously accrued expenses related to subordination agreements entered into by the general partners of two real estate funds with those funds' lead investor.  The increase was partially offset by:
•$4.2 million decrease in performance fees from funds in our alternative solutions business;
•$2.7 million decrease in fees as a result of a spin off of our Value and Opportunity business in the second quarter of 2011; and
•$0.8 million decrease in performance fees in the Global Credit fund.
Investment Income.    Investment income for the segment decreased $20.5 million to $39.1 million for the year ended December 31, 2011, compared to income of $59.6 million for 2010. The decrease was primarily the result of a decrease in performance for the firm's invested capital as a result of generally overall poor credit and equity markets and decreased performance of real estate investments. This was offset by the increase in the recognition of deferred tax benefits of $3.5 million for 2011 as compared to 2010, pursuant to the acquisition of a Luxembourg reinsurance company, which is reflected in Investment income in our economic income.
Other Revenues.    Other revenues for the segment decreased $0.3 million to $0.6 million for the year ended December 31, 2011, compared to $0.9 million for 2010.
Broker-Dealer Segment
Broker-dealer segment economic income revenues were $152.8 million for the year ended December 31, 2011, an increase of $1.8 million compared with economic income revenues of $151.0 million for the year ended December 31, 2010.
Investment Banking.    Investment banking revenues increased $12.0 million to $51.0 million for the year ended December 31, 2011 compared with $39.0 million for 2010. During the year ended December 31, 2011, the Company completed 29 underwriting transactions, 8 private capital raising transactions, 3 debt capital market transactions and 8 strategic advisory transactions. During the year ended December 31, 2010, the Company completed 31 underwriting transactions, 6 private capital raising transactions and 12 strategic advisory transactions. During 2011, a higher proportion of our deals were lead managed which resulted in higher fees earned per transaction.
Brokerage.    Brokerage revenues decreased $12.6 million to $99.6 million for the year ended December 31, 2011, compared with $112.2 million for 2010. The decrease was primarily attributable to lower commission revenues due to a reduction in customer trading volumes. Customer trading volumes across the industry decreased 11% in 2011 compared to 2010.
Economic Income Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $8.9 million to $194.8 million for the year ended December 31, 2011, compared with $185.9 million in 2010. The increase was primarily attributable to additional stock compensation expense, severance associated with the Company’s expense reduction activities in the broker-dealer business and investments in new professionals in our investment banking, capital markets and sales and trading businesses. The compensation to revenue ratio was 72% for the twelve months ended December 31, 2011, compared to 68% for the prior year period. The increase in the compensation to revenue ratio resulted from a 5% increase in total compensation combined with a 1% decline in revenue compared to the prior year end. Average headcount for 2011 increased by 2% from the prior year.
Compensation and benefits expenses for the alternative investment management segment decreased $8.0 million to $50.8 million for the year ended December 31, 2011 compared with $58.8 million in 2010. The decrease is supported by a decrease in variable compensation due to lower alternative investment management revenues in accordance with the compensation to revenue ratio. The compensation to revenue ratio was 43% for the twelve months ended 2011 compared to 48% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $16.9 million to $144.0 million for the year ended December 31, 2011 compared with $127.1 million in 2010. The increase is attributable to severance associated with the Company’s expense reduction activities in the broker-dealer business and increased headcount related to investments in new professionals. The compensation to revenue ratio was 94% for the twelve months ended 2011 compared to 84% for the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $10.4 million to $103.9 million for the year ended December 31, 2011 compared to $93.5 million in 2010. The increase was primarily due to:
•higher employment agency fee expenses;
•an increase in expenses related to our data center services as we transitioned to a new provider;
•increased usage of market data services; and
•a credit to occupancy and equipment expense in 2010 related to a reversal of a previously recorded unfavorable lease liability at 1221 Avenue of Americas of $5.3 million partially offset by $2.2 million of depreciation and amortization related to the write-off of certain fixed assets at that location.
Fixed non-compensation expenses for the alternative investment management segment increased $4.9 million to $34.1 million for the year ended December 31, 2011 compared with $29.2 million in 2010. Fixed non-compensation expenses for the broker-dealer segment increased $5.5 million to $69.8 million for the year ended December 31, 2011 compared with $64.3 million in 2010.
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2011 and 2010:

	Year ended December 31,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$735	$1,026	$(291)	(28)%
Professional, advisory and other fees	14,707	13,366	1,341	10%
Occupancy and equipment	21,660	18,167	3,493	19%
Depreciation and amortization	8,740	11,432	(2,692)	(24)%
Service fees	15,619	15,813	(194)	(1)%
Other	42,455	33,679	8,776	26%
Total	$103,916	$93,483	$10,433	11%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $7.1 million to $41.5 million for the year ended December 31, 2011 compared to $34.4 million in 2010. The increase was due to professional fees incurred in connection with the closing of and potential future acquisitions of Luxembourg reinsurance companies, syndication costs related to a capital raise by an alternative investment asset fund, and increased conference related expenses, offset by a reduction in our floor brokerage and clearing costs due to lower volumes.
The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2011 and 2010:

	Year ended December 31,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$11,818	$15,280	$(3,462)	(23)%
CHRP Syndication Costs	5,644	666	4,978	747%
Expenses related to Luxembourg reinsurance companies	8,789	4,279	4,510	105%
Marketing and business development	15,246	14,135	1,111	8%
Total	$41,497	$34,360	$7,137	21%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased $2.7 million to $4.6 million for the year ended December 31, 2011 compared with $7.3 million in 2010. The decrease was mainly attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.

Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.
Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009
For the year ended December 31, 2010, the Company's alternative investment management segment includes twelve months of its hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate funds, healthcare royalty funds, cash management and mortgage advisory services and other investment platforms operating results. In addition, the alternative investment management segment includes twelve months of CHRP's operating results for the year ended December 31, 2010, as a result of the Transactions. For the year ended December 31, 2009, the Company's alternative investment management segment includes twelve months of its hedge funds, fund of funds, real estate and other investment platforms operating results. In addition, the alternative investment management segment includes two months of CHRP's operating results in 2009, as a result of the Transactions.
For the year ended December 31, 2010, the Company's broker-dealer segment includes twelve months of its investment banking, research and brokerage businesses' operating results. For the year ended December 31, 2009, the Company's broker-dealer segment includes two months of its investment banking and brokerage businesses' operating results as the historic results of operations reflect the legacy Ramius business only.

	Year ended December 31,
	2010			2009			Total Period-to-Period
	Alternative Investment Management		Total 2010	Alternative Investment Management		Total 2009
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$38,965	$38,965	$—	$10,557	$10,557	$28,408	269%
Brokerage	—	112,217	112,217	—	17,812	17,812	94,405	530%
Management fees	51,440	—	51,440	53,940	—	53,940	(2,500)	(5)%
Incentive income (loss)	9,615	—	9,615	(6,996)	—	(6,996)	16,611	(237)%
Investment income (loss)	59,638	(221)	59,417	21,958	—	21,958	37,459	171%
Other revenues	932	7	939	3,536	—	3,536	(2,597)	(73)%
Total economic income revenues	121,625	150,968	272,593	72,438	28,369	100,807	171,786	170%
Economic Income Expenses
Compensation and benefits	58,831	127,062	185,893	63,207	30,032	93,239	92,654	99%
Non-compensation expenses—Fixed	29,228	64,255	93,483	41,889	10,946	52,835	40,648	77%
Non-compensation expenses—Variable	7,338	27,022	34,360	3,467	3,674	7,141	27,219	381%
Reimbursement from affiliates	(7,315)	—	(7,315)	(11,044)	—	(11,044)	3,729	(34)%
Total economic income expenses	88,082	218,339	306,421	97,519	44,652	142,171	164,250	116%
Net economic income (loss) (before non-controlling interest)	33,543	(67,371)	(33,828)	(25,081)	(16,283)	(41,364)	7,536	(18)%
Non-controlling interest	(1,759)	—	(1,759)	(602)	—	(602)	(1,157)	192%
Economic income (loss)	$31,784	$(67,371)	$(35,587)	$(25,683)	$(16,283)	$(41,966)	$6,379	(15)%
Economic Income Revenues
Total economic income revenues were $272.6 million for the year ended December 31, 2010, an increase of $171.8 million compared to economic income revenues of $100.8 million for the year ended December 31, 2009. For purposes of the following section all references to revenue refers to economic income revenues.
Alternative Investment Management Segment
Alternative investment management segment economic income revenues was $121.6 million for the year ended December 31, 2010, an increase of $49.2 million compared to economic income revenues of $72.4 million for the year ended December 31, 2009.
Management Fees.    Management fees for the segment decreased $2.5 million to $51.4 million for the year ended December 31, 2010 compared with $53.9 million for 2009. The decrease was a result of returning assets to investors in 2010, as a result of closing the Ramius Multi-Strategy Fund and the Enterprise Fund, and the return of assets to, and no longer charging management fees, to certain affiliates of UniCredit S.p.A effective July 1, 2010, pursuant to the terms of the Modification Agreement. This was partially offset by increases in assets under management in our single-strategy funds.
Incentive Income (Loss).    Incentive income (loss) for the segment increased $16.6 million to $9.6 million for the year ended December 31, 2010 compared to a loss of $7.0 million for 2009. The loss in the prior year was primarily due to a reversal of previously recorded incentive income allocations from Ramius's interests in the general partner of a certain real estate fund pursuant to the terms of the governing documents of such funds. The incentive income in 2010 is primarily a result of:
•the performance fees related to the Value and Opportunity fund surpassing its high-water marks;
•two fund of funds managed accounts that have also surpassed their high-water marks and hurdles during the year; and
•the performance of the Global Credit fund.
Investment Income.    Investment income for the segment increased $37.6 million to $59.6 million for the year ended December 31, 2010, compared to income of $22.0 million for 2009. The increase is a result of revenue generated from the Luxembourg reinsurance service program and a general increase in performance in the Company's invested capital.
Other Revenues.    Other revenues for the segment decreased $2.5 million to $1.0 million for the year ended December 31, 2010, compared to $3.5 million for 2009.
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
Investment Banking.    Investment banking revenues increased $28.4 million to $39.0 million for the year ended December 31, 2010 compared with $10.6 million for 2009. The 2009 represents the investment banking activity of Cowen and Company for the period from November 2, 2009 through December 31, 2009. During the year ended December 31, 2010, the Company completed thirty one underwriting transactions, six private capital raising transactions and twelve strategic advisory transactions. During November and December of 2009, the Company completed five underwriting transactions, two private capital raising transactions and three strategic advisory transactions.
Brokerage.    Brokerage revenues increased $94.4 million to $112.2 million for the year ended December 31, 2010 compared with $17.8 million for 2009. The increase was primarily attributable to the inclusion of only two months of the legacy Cowen Holdings brokerage revenues as compared to twelve months during 2010.
Economic Income Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $92.7 million to $185.9 million for the year ended December 31, 2010, compared with $93.2 million in 2009. The increase was primarily attributable to the inclusion of only two months of legacy Cowen Holdings compensation and benefits expense during 2009.
Compensation and benefits expenses for the alternative investment management segment decreased $4.4 million to $58.8 million for the year ended December 31, 2010 compared with $63.2 million in 2009. The decrease was driven by lower accruals for incentive compensation and lower base salaries and benefit expense associated with a reduction in head count.
Compensation and benefits expenses for the broker-dealer segment increased $97.1 million to $127.1 million for the year ended December 31, 2010 compared with $30.0 million in 2009. The increase was primarily attributable to the inclusion of only two months of the legacy Cowen Holdings compensation and benefits expense during 2009 as compared to twelve months during 2010.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $40.7 million to $93.5 million for the year ended December 31, 2010 compared to $52.8 million in 2009. The increase was primarily due to the inclusion of two months of fixed non-compensation expenses associated with the legacy Cowen Holdings business during 2009, partially offset by a decrease in non-compensation expense from the alternative investment management business.
Fixed non-compensation expenses for the alternative investment management segment decreased $12.7 million to $29.2 million for the year ended December 31, 2010 compared with $41.9 million in 2009. Fixed non-compensation expenses for the broker-dealer segment increased $53.4 million to $64.3 million for the year ended December 31, 2010 compared with

$10.9 million in 2009.
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2010 and 2009:

	Year ended December 31,		Period-to-Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$1,026	$1,549	$(523)	(34)%
Professional, advisory and other fees	13,366	12,249	1,117	9%
Occupancy and equipment	18,167	13,969	4,198	30%
Depreciation and amortization	11,432	5,751	5,681	99%
Service fees	15,813	4,453	11,360	255%
Other	33,679	14,864	18,815	127%
Total	$93,483	$52,835	$40,648	77%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $27.2 million to $34.4 million for the year ended December 31, 2010 compared to $7.1 million in 2009. The increase was due to the inclusion of two months of variable non-compensation expenses associated with the legacy Cowen and Company business during 2009 related to Cowen and Company's investment banking and broker dealer businesses as compared to twelve months during 2010. During the fourth quarter of 2010, variable expenses of $4.3 million were incurred related to Luxembourg reinsurance transactions, of which $3.3 million related to transaction related costs, and $1.0 million related to administrative costs.
The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2010 and 2009:

	Year ended December 31,		Period-to-Period
	2010	2009	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$15,280	$2,451	$12,829	523%
CHRP Syndication Costs	666	—	666	NM
Expenses related to Luxembourg reinsurance companies	4,279	—	4,279	NM
Marketing and business development	14,135	4,690	9,445	201%
Total	$34,360	$7,141	$27,219	381%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased $3.7 million to $7.3 million for the year ended December 31, 2010 compared with $11.0 million in 2009. The decrease was mainly attributable to a decrease in AUM associated with the funds for which the Company receives the majority of its reimbursements.
Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.
Liquidity and Capital Resources
We continually monitor our liquidity position. The working capital needs of the Company's business have been met through current levels of equity capital, current cash and cash equivalents, and anticipated cash generated from our operating activities, including management fees, incentive income, returns on the Company's own capital, investment banking fees and brokerage commissions. The Company expects that its primary working capital liquidity needs over the next twelve months will be:

•	pay our operating expenses, primarily consisting of compensation and benefits and general and administrative expenses; and

•	provide capital to facilitate the growth of our existing business.

Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2011, we had cash and cash equivalents of $126.9 million, which includes $24.4 million held in foreign subsidiaries, and net liquid investment assets of $218.9 million.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year in February.
As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors Impacting Our Business” we entered into a modification agreement with affiliates of Unicredit S.p.A in May 2010 and it is not expected to have a material impact on the Company's liquidity and capital resources.
As of December 31, 2011, the Company had unfunded commitments of $6.4 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company also has committed to invest $42.2 million in the funds managed by Cowen Healthcare Royalty Partners (the “CHRP Funds”) as a limited partner of the CHRP Funds and also as a member of CHRP GP, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through December 31, 2011, the Company has funded $23.9 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of December 31, 2011, the Company's unfunded commitment to Starboard Value and Opportunity Fund LP is $2.9 million.
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
As registered broker‑dealers, Cowen and Company and Cowen Capital LLC (formerly known as LaBranche Capital, LLC) are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Cowen Capital LLC is required to maintain minimum net capital, as defined, at an equivalent to the greater of $1.0 million or 2% of aggregate indebtedness, as defined. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2011, Cowen and Company had total net capital of approximately $64.9 million, which was approximately $63.9 million in excess of its minimum net capital requirement of $1 million. As of December 31, 2011, Cowen Capital, LLC had total net capital of approximately $11.9 million, which exceeded minimum requirements by $10.9 million.
Cowen and Company is exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, if applicable.
Ramius UK Ltd. (“Ramius UK”) and Cowen International Limited (“CIL”) are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. As of December 31, 2011, Ramius UK's Financial Resources of $0.6 million exceeded its minimum requirement of $0.5 million by $0.1 million. As of December 31, 2011, CIL's Financial Resources of $5.4 million exceeded its minimum requirement of $2.3 million by $3.1 million.
Cowen and Company (Asia) Limited (“CCAL”) (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of December 31, 2011, CCAL's Financial

Resources of $1.4 million exceeded the minimum requirement of $0.4 million by $1.0 million.
As a registered broker dealer in the United Kingdom, CITL (formerly known as LaBranche Structured Products Europe Limited) is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the FSA in the United Kingdom. In calculating regulatory capital, CITL's capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a company's financial strength from a regulator's point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder's Equity. As of December 31, 2011, Tier 1 capital, as defined, was $32.8 million which exceeded the total variable capital requirement by $27.8 million.
As a registered corporation under the Hong Kong Securities and Futures Ordinance, CSPH (formerly known as LaBranche Structured Products Hong Kong Limited) is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million as of December 31, 2011) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million as of December 31, 2011) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of December 31, 2011, CSPH's liquid capital, as defined, was $2.2 million, which exceeded its minimum requirements by $1.8 million.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of December 31, 2011, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of December 31, 2011 and December 31, 2010.
There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of December 31, 2011 and December 31, 2010:

As of December 31, 2011
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Capital Inc bearing interest of (0.38%) - 0.25% due on January 3, 2012	$166,260
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.53% - 1.58% due on January 3, 2012 to June 25, 2012	49,450
Agreements with Barclays Capital Inc bearing interest of 0.03% - 0.08% due on January 3, 2012	179,333
$228,783

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
$192,165
For all of the Company's holdings of Repurchase Agreements as of December 31, 2011, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements continue on a day-to-day basis.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation, general and administrative expenses and payments of interest and principal under the former line of credit. Cash flow results during the year ended December 31, 2009 only include the cash flows of the legacy Cowen Holdings business for two months. As a result, the cash flow amounts from operating, investing and financing activities for the year ended December 31, 2011, 2010, and 2009 are not comparable.
Operating Activities.    Net cash provided by operating activities of $232.9 million for the year ended December 31, 2011 was predominately related to an increase in amounts receivable from brokers, cash acquired upon the acquisition of Labranche and proceeds from sales of other investments and securities owned related to proprietary capital, partially offset by cash used to pay for year end bonuses and a net loss for the year. Net cash used in operating activities of $51.6 million for the year ended December 31, 2010 was predominately related to cash payments for purchases of securities related the Company's invested capital and Consolidated Funds offset partially by proceeds from sales of securities owned by the Company and the Consolidated Funds. Net cash provided by operating activities of $110.3 million for the year ended December 31, 2009 was predominately related to cash acquired upon the completion of the Transactions, proceeds from sales of securities and sales of other investments, partially offset by a net cash loss and purchases of securities owned.
Investing Activities.    Net cash used in investing activities of $85.0 million for the year ended December 31, 2011 was primarily from the purchase of other investments related to the Company's invested capital and increased reverse repurchase agreement activity. Net cash used in investing activities of $109.5 million for the year ended December 31, 2010 was primarily from the purchase of other investments related to the Company's invested capital and increased reverse repurchase agreement activity. Net cash provided by investing activities of $8.8 million for the year ended December 31, 2009 was primarily due to the proceeds from sale of other investments.
Financing Activities.    Net cash used in financing activities for the year ended December 31, 2011 was $57.3 million primarily related to increased repurchase activity, repayments on short term borrowings and other debt and payments by the Consolidated Funds to investors for capital withdrawals. Net cash provided by financing activities for the year ended December 31, 2010 was $50 million primarily related to increased repurchase agreement activity partially offset by a repayment on the line of credit and payments by the Consolidated Funds for capital withdrawals. For the year ended December 31, 2009 net cash used in financing activities was $18.5 million, the financing activities provided net cash of $80.6 million due to proceeds from a capital raising event in December 2009 which was partially offset by capital withdrawals of $23.9 million, which were mostly redeemed prior to the Transactions, $10.4 million used to purchase the 50% interest in Ramius Alternative Solutions, and payments by the Consolidated Funds to investors for capital withdrawals.
Short-Term Borrowings and other debt
On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available. The first borrowing under this line occurred on June 30, 2009. As of December 31, 2011 and December 31, 2010, the Company had borrowings of nil and $24 million, respectively. At the Company's election and discretion, borrowings under the 2009 collateralized revolving credit agreement bore interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company was required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. The 2009 collateralized revolving credit agreement was to mature on September 29, 2011. However, during 2011, the Company agreed to repay in full its obligations pursuant to the credit agreement and HVB AG agreed to terminate the credit agreement. On June 27, 2011, the Company fully repaid the then borrowing amount outstanding of $23 million and the credit agreement was terminated as of that date. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. During the period from June 3, 2009 through June 27, 2011 the Company was in compliance with these covenants. The Company's investment in Enterprise Master through the Enterprise Fund had been pledged as collateral under the line of credit. Upon termination of the credit agreement on June 27, 2011, the Company's collateral pledge to HVB AG was released and the Company is no longer subject to the restrictive covenants contained in the credit agreement.
The Company had replaced the HVB AG letter of credit with a new letter of credit by another financial institution which expired December 12, 2011.
On January 4, 2010, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $25 million to HVB AG, reducing its revolving line of credit balance.
Interest incurred on the Company's lines of credit (in combination with all previous lines of credit) for the years ended December 31, 2011, 2010 and 2009 was $0.4 million, $1 million and $1.5 million, respectively.
In November 2010, the Company borrowed $0.6 million and $1.5 million to fund insurance premium payments. As of

December 31, 2011, these notes payable were paid in full. The interest rate on these notes were 5.05% and 4.95%, respectively. Interest expense for the year ended December 31, 2011 and 2010 was not significant. In addition, during the fourth quarter of 2010, the Company incurred $4.1 million of financing costs relating to short‑term borrowings from affiliated funds to finance the acquisition of one of the Luxembourg reinsurance captives.
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which is included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of December 31, 2011, the remaining balance on these capital leases was $5.3 million. Interest expense for the year ended December 31, 2011 was $0.2 million and for the year ended December 31, 2010, no payments had been made on these leases.
As of December 31, 2011, the Company has six irrevocable letters of credit, for which there is cash or bond collateral pledged, including (i) $50,000, which expires on July 12, 2012, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2012, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease, (iii) $82,000, which expires on May 12, 2012, supporting the Company's San Francisco office, (iv) $1.2 million which expires on August 31, 2012, supporting the Company's lease of additional office space in New York, (v) $6.7 million, which expires December 12, 2012, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit at a rate equal to 0.5% and (vi) $0.9 million which expires May 25, 2017, supporting the lease of additional office space in New York.
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2011 and 2010, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of December 31, 2011:

	Total	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$121,857	$47,005	$22,357	$52,495
Service Payments	32,067	28,842	3,225	—
Capital leases	5,729	4,484	1,245	—
Aircraft	3,666	3,666	—	—
Total	$163,319	$83,997	$26,827	$52,495
Debt
Notes Payable	370	370	—	—
Total	$370	$370	$—	$—

(1)
Future contributions to the Company's defined benefit plan beyond 2011 cannot reasonably be estimated and are excluded from the table above. The Company had funded all 2011 requirements before December 31, 2011.

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
As of December 31, 2011, the clawback obligations were $6.2 million (See Notes 25 and 19).
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of December 31, 2011. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The following is a summary of what the Company believes to be its most critical accounting policies and estimates.
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
Under US GAAP, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates VOEs in which it owns a majority of the entity's voting shares or units. US GAAP also provides that a general partner of a limited partnership (or a managing member, in the case of a limited liability company) is presumed to control the partnership, and thus should consolidate it, unless a simple majority of the limited partners has the right to remove the general partner without cause or to terminate the partnership. In accordance with these standards, the Company presently consolidates five funds deemed to be VOEs for which it acts as the general partner and investment manager.
As of December 31, 2011 and 2010 the Company consolidates the following funds (the “Consolidated Funds”): Ramius Enterprise LP (“Enterprise LP”), Ramius Multi‑Strategy FOF LP (“Multi‑Strat FOF”), Ramius Vintage Multi‑Strategy FOF LP (“Vintage FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and RTS Global 3X Fund LP (“RTS Global 3X”).
In addition, RCG Linkem II LLC, an investment company that was formed to make an investment in a wireless broadband communication provider in Italy, was consolidated when it first commenced operations during the second quarter of 2011. The Company determined that RCG Linkem II LLC is a VOE due to equity interests held by the managing member and its affiliate, and is consolidated due to control held by the managing member who is not subject to substantive removal rights.
Variable Interest Entities— VIEs are entities that lack one or more of the characteristics of a VOE. In accordance with US GAAP, an enterprise must consolidate all VIEs of which it is the primary beneficiary. Under the US GAAP consolidation model for VIEs, an enterprise that (1) has the power to direct the activities of a VIE that most significantly impacts the VIE's economic performance, and (2) has an obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, is considered to be the primary beneficiary of the VIE and thus is required to consolidate it.
However, the FASB has deferred the application of the revised consolidation model for VIEs that meet the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with investment companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset‑backed financing entity or an entity that was formerly considered a qualifying special‑purpose entity. The Company's involvement with its funds is such that all three of the above conditions are met. Where the VIEs have qualified for the deferral, the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a variable interest entity and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the VIE's expected losses, receive a majority of the VIEs expected residual returns, or both. If these conditions are met, the Company is considered to be the primary beneficiary of the VIE and thus is required to consolidate it. Under both guidelines, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion on a periodic basis.
The Company determines whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2011 and 2010, the Company does not consolidate any VIEs.
The Company has determined that it no longer exercises control over Cowen Healthcare Royalty GP, LLC (the "CHRP GP") as it no longer acts as managing member of this entity, and beginning with the first quarter of 2010, no longer consolidates this entity. The Company now accounts for its investment in the CHRP GP under the equity method of accounting.
Ramius Alternative Replication Fund Ltd (“Replication Ltd”) was consolidated as of April 1, 2010, when the Company first invested in the fund. This fund was deconsolidated on October 1, 2010 when the investment in the fund ceased providing the Company with a controlling interest and is included within Portfolio Funds, at fair value as of December 31, 2011 and 2010, respectively.
As of December 31, 2011 and 2010, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”), Ramius Multi‑Strategy Master FOF LP and Ramius Vintage Multi‑Strategy Master FOF LP (the “Unconsolidated Master Funds”) through three of its Consolidated Funds: Enterprise LP, Multi‑Strat FOF and Vintage FOF (the “Consolidated Feeder Funds”), respectively. Investment companies like the Consolidated Feeder Funds, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $259.2 million and $2 million as of December 31, 2011 and $383.3 million and $26.7 million as of December 31, 2010, respectively. In addition, the maximum exposure relating to these variable interest entities as of December 31, 2011 was $211 million, all of which is in other investments, at fair value and as of December 31, 2010 was $307.8 million, of which $307.2 million is included in other investments, at fair value and $0.6 million is included in due from related parties in the Company's consolidated statements of financial condition, respectively. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their respective Unconsolidated Master Funds as of December 31, 2011 and December 31, 2010. See Note 6 for further information regarding the Company's investments.
Equity Method Investments— For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.
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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Consolidated Funds report their investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected as a component of operations. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker‑dealer subsidiaries, Cowen and Company, LLC (“Cowen and Company”), Cowen Capital LLC, Cowen International Trading Limited (“CITL”), Cowen and Company (Asia) Limited (“CCAL”), and Cowen Structured Products Hong Kong Limited (“CSPH”), apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also has retained this specialized accounting in consolidation.
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
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk of that instrument.
The Company and its operating company subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investments is generally estimated based on proprietary models developed by the Company, which include discounted cash flow analysis, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the consolidated financial statements. Certain of the Company's investments are relatively illiquid or thinly traded and may not be immediately liquidated on demand if needed. Fair values assigned to these investments may differ significantly from the fair values that would have been used had a ready market for the investments existed and such differences could be material.
The Company primarily uses the “market approach” valuation technique to value its financial instruments measured at fair value. In determining an instrument's placement within the hierarchy, the Company separates the Company's financial instruments into three categories: securities, derivative contracts and other investments. To the extent applicable, each of these categories can further be divided between those held long or sold short.
Securities— Securities whose values are based on quoted market prices in active markets for identical assets, and are therefore classified in level 1 of the fair value hierarchy, include active listed equities, certain U.S. government and sovereign obligations, ETF's and certain money market securities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
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
Derivative contracts—Derivative contracts can be exchange‑traded or privately negotiated over-the-counter (“OTC”). Exchange‑traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures, equity swaps and credit default swaps are included within other assets on the consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the consolidated statements of financial condition.
Other investments—Other investments consist primarily of portfolio funds, real estate investments and equity method investments, which are valued as follows:

i.
Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in funds and investment companies managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment.

The Company categorizes its investments in Portfolio Funds within the fair value hierarchy dependent on its ability to redeem the investment. If the Company has the ability to redeem its investment at NAV at the measurement date or within the near term, the Portfolio Fund is categorized as a level 2 investment within the fair value hierarchy. If the Company does not know when it will have the ability to redeem its investment or cannot do so in the near term, the Portfolio Fund is categorized as a level 3 investment within the fair value hierarchy. See Notes 6 and 7 for further details of the Company's investments in Portfolio Funds.

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

See Notes 6 and 7 for further information regarding the Company's investments, including equity method investments, and fair value measurements.
Revenue recognition
The Company's principal sources of revenue are derived from two segments: an alternative investment management segment and a broker-dealer segment, as more fully described below.
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
Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Hedge Funds. Management fees for the Company's hedge funds are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income.

•
Alternative Solutions. Management fees for the Alternative Solutions business are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income or based on assets under management at the beginning of the month. Management fees earned from the Alternative Solutions business are based and initially calculated on estimated net asset values and actual fees ultimately earned could be impacted to the extent of any changes in these estimates.

•
Real Estate Funds. Management fees from the Company's real estate funds are generally charged by their general partners at an annual rate between 1% to 1.5% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the Company's real estate funds are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.

•
CHRP Funds. During the investment period (as defined in the management agreement of the CHRP Funds), management fees for the CHRP Funds are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of assets under management. Management fees for the CHRP Funds are calculated on a quarterly basis.

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 3% and 1.50%, respectively, for the levered vehicle and 1% and 0.50%, respectively, for the unlevered vehicle. In addition, management fees for Ramius Trading

Strategies Managed Futures Fund, a mutual fund launched in September 2011, are 1.60% per annum (subject to an overall expense cap of 1.85%). Management and platform fees are generally calculated monthly based on assets under management at the end of each month.

•
Other. The Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of 0.04% to 0.20% of assets, based on the average daily balances of the assets under management.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. For the products we offer, incentive income earned is typically 20% for hedge funds and 10% for fund of funds and alternative solutions products (in certain cases on performance in excess of a benchmark), generally, of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However in certain real estate funds, the Company is entitled to receive incentive fees earlier provided that the investors have received their preferred return on a current basis. These funds are subject to a potential clawback of that incentive income upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the CHRP Funds is earned only after investors receive a full return of their capital plus a preferred return.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of the US GAAP. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in the consolidated statement of operations may be subject to reversal based on subsequent negative performance of the funds prior to the conclusion of the fiscal year, when all contingencies have been resolved.
Carried interest in the real estate funds is subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to the Company based on cumulative results. As such, the accrual for potential repayment of previously received carried interest, which is a component of accounts payable, accrued expenses and other liabilities, represents all amounts previously distributed to the Company, less an assumed tax liability, that would need to be repaid to certain real estate funds if these funds were to be liquidated based on the current fair value of the underlying funds' investments as of the reporting date. The actual clawback liability does not become realized until the end of a fund's life.
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

•
Private placement fees.  The Company earns agency placement fees in non-underwritten transactions such as private placements of debt and equity securities, including, private investment in public equity transactions (“PIPEs”) and registered direct offerings. The Company records private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price consideration of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. Goodwill is allocated to the Company's reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identifiable with the reporting unit. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit.
In accordance with US GAAP, the Company tests goodwill for impairment on an annual basis, at December 31st each year, or at an interim period if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under US GAAP, the Company tests goodwill for impairment in accordance with the two-step approach. The first step requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds the fair value, there is an indication that the related goodwill might be impaired and the step two is performed to measure the amount of impairment, if any.
The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Goodwill impairment tests involve significant judgment in determining the estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in acceptable valuation techniques, such as the market approach (earning and or transactions multiples) and / or income approach (discounted cash flow method). Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill.
Intangible assets with finite lives are amortized over their estimated average useful lives. The Company does not have any intangible assets deemed to have indefinite lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized in the consolidated statements of operations if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding carrying value.
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. The consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 19 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
See Note 3 "Significant Accounting Policies," in our consolidated financial statements, for a discussion of recently adopted and future adoption of accounting pronouncements.

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

A 10% change in the fair value of the investments held by the Company's funds as of December 31, 2011 would result in a change of approximately $1.0 billion in our assets under management and would impact management fees by approximately $7.0 million. This number is an estimate. The amount would be dependent on the fee structure of the particular fund or funds that experienced such a change.
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
Credit risk
The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2011, the Company had recorded no liability.
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
Operational risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. We outsource all or a portion of several critical business functions, such as clearing, data center and desktop maintenance and support. Accordingly, we negotiate our agreements with these firms with attention focused not only on the delivery of core services but also on the safeguards afforded by back-up systems and disaster recovery capabilities. We make specific inquiries on any relevant exceptions noted in a service provider's Standards for Attestation Engagements (SSAE) No. 16, Reporting on Controls at a Service Organization report on the state of its internal controls. We are focused on maintaining our overall operational risk management framework and minimizing or mitigating these risks through a formalized control assessment process to ensure awareness and adherence to key policies and control procedures.

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
As of December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
For Management's report on internal control over financial reporting see page F-2, and attestation report of our independent registered public accounting firm see page F-3.
In addition, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information in the definitive proxy statement for our 2012 annual meeting of stockholders under the captions "Executive Officers," "Board of Directors," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.    Executive Compensation
The information in the definitive proxy statement for our 2012 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the definitive proxy statement for our 2012 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions
The information in the definitive proxy statement for our 2012 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information in the definitive proxy statement for our 2012 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.
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
As of the end of the Company's 2011 fiscal year, management conducted an assessment of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2011 was effective.
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
The Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cowen Group, Inc.
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in equity, and cash flows present fairly, in all material respects, the financial position of Cowen Group, Inc. and its subsidiaries (the Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 9, 2012

Cowen Group, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2011 and 2010
(in thousands, except share and per share data)

	As of December 31,
	2011	2010
Assets
Cash and cash equivalents	$126,889	$36,354
Cash collateral pledged	9,785	8,633
Securities owned, at fair value	744,914	474,095
Securities purchased under agreement to resell	166,260	97,755
Other investments	61,929	40,320
Receivable from brokers	62,046	95,937
Fees receivable	22,297	31,688
Due from related parties	16,554	16,370
Fixed assets, net of accumulated depreciation and amortization of $23,852 and $17,764, respectively	37,042	36,591
Goodwill	20,028	27,179
Intangible assets, net of accumulated amortization of $20,220 and $8,146, respectively	5,760	12,754
Other assets	26,620	19,456
Consolidated Funds
Cash and cash equivalents	297	7,210
Securities owned, at fair value	6,334	8,722
Other investments, at fair value	228,820	333,374
Other assets	263	732
Total Assets	$1,535,838	$1,247,170
Liabilities and Stockholders' Equity
Securities sold, not yet purchased, at fair value	$334,251	$197,916
Securities sold under agreement to repurchase	228,783	192,165
Payable to brokers	213,360	85,655
Compensation payable	71,223	76,204
Short-term borrowings and other debt	5,650	31,733
Fees payable	5,503	8,797
Due to related parties	1,914	9,187
Accounts payable, accrued expenses and other liabilities	61,462	42,267
Consolidated Funds
Capital withdrawals payable	394	7,817
Accounts payable, accrued expenses and other liabilities	246	1,827
Total Liabilities	922,786	653,568
Commitments and Contingencies (Note 19)
Redeemable non-controlling interests	104,587	144,346
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 119,393,640 shares issued and 114,047,637 outstanding as of December 31, 2011 and 75,490,209 shares issued and outstanding as of December 31, 2010, respectively (including 576,892 and 1,554,124 restricted shares, respectively)	1,135	726
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	688,427	504,480
(Accumulated deficit) retained earnings	(163,980)	(55,970)
Accumulated other comprehensive income (loss)	(215)	20
Less: Class A common stock held in treasury, at cost, 5,346,003 shares as of December 31, 2011	(16,902)	—
Total Stockholders' Equity	508,465	449,256
Total Liabilities and Stockholders' Equity	$1,535,838	$1,247,170
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenues
Investment banking	$50,976	$38,965	$10,557
Brokerage	99,611	112,217	17,812
Management fees	52,466	38,847	41,694
Incentive income	3,265	11,363	1,911
Interest and dividends	22,306	11,547	477
Reimbursement from affiliates	4,322	6,816	10,326
Other revenues	1,583	1,936	4,732
Consolidated Funds
Interest and dividends	569	11,733	33,697
Other revenues	180	386	2,695
Total revenues	235,278	233,810	123,901
Expenses
Employee compensation and benefits	203,767	194,919	96,592
Floor brokerage and trade execution	16,475	17,143	2,451
Interest and dividends	8,839	8,971	1,601
Professional, advisory and other fees	33,702	14,547	20,140
Service fees	16,365	15,814	4,452
Communications	16,350	13,972	2,906
Occupancy and equipment	25,673	18,119	11,835
Depreciation and amortization	15,472	11,543	5,761
Client services and business development	16,725	14,470	7,804
Goodwill impairment	7,151	—	—
Other	12,354	22,323	12,868
Consolidated Funds
Interest and dividends	147	3,078	14,017
Professional, advisory and other fees	2,136	3,094	6,500
Floor brokerage and trade execution	—	995	707
Other	499	954	2,357
Total expenses	375,655	339,942	189,991
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	15,128	21,980	(2,154)
Bargain purchase gain	22,244	—	—
Consolidated Funds:
Net realized and unrealized gains (losses) on investments and other transactions	4,925	33,116	55,908
Net realized and unrealized gains (losses) on derivatives	(583)	(761)	(31,750)
Net gains (losses) on foreign currency transactions	53	(1,293)	(3,159)
Total other income (loss)	41,767	53,042	18,845
Income (loss) before income taxes	(98,610)	(53,090)	(47,245)
Income tax expense (benefit)	(20,073)	(21,400)	(8,206)
Net income (loss) from continuing operations	(78,537)	(31,690)	(39,039)
Net income (loss) from discontinued operations, net of tax	(23,646)	—	—
Net income (loss)	(102,183)	(31,690)	(39,039)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	5,827	13,727	16,248
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(108,010)	$(45,417)	$(55,287)
Weighted average common shares outstanding:
Basic	95,532	73,149	41,001
Diluted	95,532	73,149	41,001
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.88)	$(0.62)	$(1.35)
Income (loss) from discontinued operations	$(0.25)	$—	$—
Diluted
Income (loss) from continuing operations	$(0.88)	$(0.62)	$(1.35)
Income (loss) from discontinued operations	$(0.25)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest	Total Comprehensive Income (Loss)
Balance, December 31, 2008	37,536,826	$375	$—	$277,464	$(1,163)	$54,216	$330,892	$284,936
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(55,287)	(55,287)	16,248	$(39,039)
Defined benefit plans	—	—	—	—	636	—	636	—	636
Foreign currency translation	—	—	—	—	7	—	7	—	7
Total comprehensive income (loss)	—	—	—	—	643	(55,287)	(54,644)	16,248	(38,396)
Capital contributions	—	—	—	4,906	—	—	4,906	1,613
Capital distributions	—	—	—	—	—	(9,482)	(9,482)	(60,214)
Acquisition of non-controlling interest (see Note 2)	2,713,882	27	—	3,085	—	—	3,112	(13,482)
Common stock issuance upon close of Transaction (see Note 2)	15,055,619	151	—	114,346	—	—	114,497	1,724
Restricted stock awards issued	2,144,138	—	—	—	—	—	—	—
Issuance of common stock on share offering (see Note 21)	17,292,698	173	—	80,434	—	—	80,607	—
Amortization of share based compensation	—	—	—	3,637	—	—	3,637	—
Balance, December 31, 2009	74,743,163	726	—	483,872	(520)	(10,553)	473,525	230,825
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(45,417)	(45,417)	13,727	(31,690)
Defined benefit plans	—	—	—	—	241	—	241	—	241
Foreign currency translation	—	—	—	—	299	—	299	—	299
Total comprehensive income (loss)	—	—	—	—	540	(45,417)	(44,877)	13,727	(31,150)
Capital contributions	—	—	—	—	—	—	—	10,062
Capital withdrawals	—	—	—	—	—	—	—	(105,869)
Consolidation of Replication Ltd (see Note 3b)	—	—	—	—	—	—	—	409
Deconsolidation of CHRP (see Note 3b)	—	—	—	—	—	—	—	(1,713)
Deconsolidation of Replication Ltd (see Note 3b)	—	—	—	—	—	—	—	(3,095)
Restricted stock awards issued	747,046	—	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	20,608	—	—	20,608	—
Balance, December 31, 2010	75,490,209	726	—	504,480	20	(55,970)	449,256	144,346
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(108,010)	(108,010)	5,827	(102,183)
Defined benefit plans	—	—	—	—	25	—	25	—	25
Foreign currency translation	—	—	—	—	(260)	—	(260)	—	(260)
Total comprehensive income (loss)	—	—	—	—	(235)	(108,010)	(108,245)	5,827	(102,418)
Capital contributions	—	—	—	—	—	—	—	4,038
Capital withdrawals	—	—	—	—	—	—	—	(53,094)
Consolidation of RCG Linkem II LLC	—	—	—	—	—	—	—	3,470
Restricted stock awards issued	3,053,298	—	—	—	—	—	—	—
Common stock issuance upon acquisition (see Note 2)	40,850,133	409	—	155,639	—	—	156,048	—
Purchase of treasury stock, at cost	(5,346,003)	—	(16,902)	—	—	—	(16,902)	—
Amortization of share based compensation	—	—	—	28,308	—	—	28,308	—
Balance, December 31, 2011	114,047,637	$1,135	$(16,902)	$688,427	$(215)	$(163,980)	$508,465	$104,587

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(78,537)	$(31,690)	$(39,039)
Net income (loss) from discontinued operations, net of tax	(23,646)	—	—
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Bargain purchase gain	(22,244)	—	—
Depreciation and amortization	26,864	11,543	5,761
Share-based compensation	28,308	20,608	3,637
Deferred rent obligations	(4,061)	(8,574)	(543)
Net loss on disposal of fixed assets	103	299	249
Goodwill impairment	7,151	—	—
Purchases of securities owned, at fair value	(8,953,879)	(3,415,775)	(84,350)
Proceeds from sales of securities owned, at fair value	8,726,114	2,943,376	97,299
Proceeds from sales of securities sold, not yet purchased, at fair value	4,690,844	2,678,922	—
Payments to cover securities sold, not yet purchased, at fair value	(4,553,832)	(2,556,056)	—
Net (gains) losses on securities, derivatives and other investments	(3,164)	(20,339)	(1,891)
Consolidated Funds:
Purchases of securities owned, at fair value	(480,251)	(445,913)	—
Proceeds from sales of securities owned, at fair value	482,630	437,147	—
Purchases of other investments	(18,356)	(30,583)	(2,181)
Proceeds from sales of other investments	127,664	285,915	75,743
Net realized and unrealized (gains) losses on investments and other transactions	(4,746)	(34,316)	(39,506)
(Increase) decrease in operating assets:
Cash acquired from business acquisition	117,496	—	97,903
Cash collateral pledged	(25)	(8,132)	203
Securities owned, at fair value, held at broker dealer	152,080	50,895	(34,133)
Receivable from brokers	127,645	(63,412)	13,279
Fees receivable	9,391	(9,242)	1,686
Due from related parties	3,286	(1,510)	9,021
Other assets	(2,286)	5,040	(1,682)
Consolidated Funds:
Cash and cash equivalents	6,913	(4,024)	(92)
Other assets	469	215	(645)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(157,134)	75,075	1,980
Payable to brokers	46,169	81,838	(1,304)
Compensation payable	(12,107)	(4,248)	4,425
Fees payable	(4,263)	3,410	(2,394)
Due to related parties	(7,273)	1,084	(2,446)
Accounts payable, accrued expenses and other liabilities	7,143	(14,758)	9,474
Consolidated Funds:
Due to related parties	—	—	(136)
Accounts payable, accrued expenses and other liabilities	(1,582)	1,652	(20)
Net cash provided by / (used in) operating activities	232,884	(51,553)	110,298
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	Year ended December 31,
(continued)	2011	2010	2009
	(dollars in thousands)
Cash flows from investing activities:
Securities purchased under agreement to resell	(68,505)	(97,755)	—
Purchases of other investments	(67,914)	(321,914)	(233)
Proceeds from sales of other investments	57,917	316,063	9,477
Purchase of fixed assets	(6,539)	(5,853)	(399)
Net cash provided by / (used in) investing activities	(85,041)	(109,459)	8,845
Cash flows from financing activities:
Securities sold under agreement to repurchase	36,618	192,165	(1,425)
Borrowings on short-term borrowings and other debt	493	8,059	—
Repayments on short-term borrowings and other debt	(26,576)	(25,663)	(203)
Purchase of treasury stock	(11,365)	—	—
Proceeds from issuance of common stock	—	—	80,607
Purchase of non-controlling interest (see Note 2)	—	—	(10,370)
Capital withdrawals to members	—	—	(23,943)
Capital withdrawals to non-controlling interests in operating entities	(5,009)	—	486
Consolidated Funds:
Repayments on the line of credit	—	—	(10,207)
Capital contributions by non-controlling interests in Consolidated Funds	4,038	10,062	1,613
Capital withdrawals to non-controlling interests in Consolidated Funds	(55,507)	(134,624)	(55,011)
Net cash provided by / (used in) financing activities	(57,308)	49,999	(18,453)
Change in cash and cash equivalents	90,535	(111,013)	100,690
Cash and cash equivalents at beginning of year	36,354	147,367	46,677
Cash and cash equivalents at end of year	$126,889	$36,354	$147,367
Supplemental information
Cash paid during the year for interest	$9,007	$6,943	$1,277
Cash paid during the year for taxes	$871	$1,310	$—
Supplemental non-cash information
Purchase of treasury stock, at cost, upon close of acquisition (see Note 21)	$1,906	$—	$—
Purchase of treasury stock, at cost, through net settlement (See Note 21)	$3,631	$—	$—
Net assets acquired upon acquisition (net of cash) (See Note 2)	$58,486	$—	$11,167
Non compete agreements and covenants with limiting conditions acquired (see Note 2)	$2,310	$—	$—
Common stock issuance upon close of acquisition (see Note 2)	$156,048	$—	$114,497
Net assets of consolidated entities	$3,470	$—	$—
Net assets of deconsolidated entities	$—	$6,816	$—
Net settlement of cash collateral pledged with repayments on the line of credit	$—	$6,746	$—
Assets acquired under capital lease obligations	$—	$6,337	$—
Common stock issuance to acquire non-controlling interest (see Note 2)	$—	$—	$20,490
Capital contributions made through REOP Program (see Note 15)	$—	$—	$4,906
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Notes to Consolidated Financial Statements
1. Organization and Business

Cowen Group, Inc., a Delaware corporation, was formed on June 1, 2009 in connection with the Transaction Agreement and Agreement and Plan of Merger (“Transaction Agreement”), dated as of June 3, 2009, by and among Cowen Holdings, Inc. (“Cowen Holdings,” formerly Cowen Group, Inc.), Lexington Merger Corp., Ramius LLC (“Ramius,” formerly Park Exchange LLC) and RCG Holdings LLC (“RCG,” formerly Ramius LLC).

Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, market‑making and sales and trading services through its two business segments: alternative investment management and broker‑dealer. The Company's alternative investment segment includes hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services offered primarily under the Ramius name. The broker‑dealer segment offers research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs") and alternative energy sectors, primarily under the Cowen name.
2. Acquisition

LaBranche & Co Inc.
The acquisition of LaBranche & Co Inc. ("LaBranche") by the Company was consummated pursuant to the terms of the Agreement and Plan of Merger ("Merger Agreement"), dated as of February 16, 2011, after the market close on June 28, 2011. LaBranche Capital, LLC ("LCAP"), which was renamed "Cowen Capital LLC" following consummation of the acquisition, was a wholly owned subsidiary of LaBranche and is now a wholly-owned subsidiary of the Company. LCAP is a registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member firm that operates as a market-maker in ETFs, engages in hedging activities in options, exchange traded funds ("ETFs"), structured notes, foreign currency securities and futures related to its market-making operations and also conducts principal trading activities in these securities. Prior to the acquisition, LaBranche discontinued certain operations in its market-making segment, including upstairs options market-making on various exchanges and electronic market-making in the International Securities Exchange. As of the close of market on June 28, 2011, LaBranche stock was delisted and no longer trades on the New York Stock Exchange.
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
The acquisition was accounted for under the acquisition method of accounting in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In this case, the acquisition was accounted for as an acquisition by Cowen of LaBranche. As such, results of operations for LaBranche are included in the accompanying consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their estimated fair values. The fair value of Cowen shares issued to LaBranche shareholders was the purchase consideration for the acquisition. Based on the June 28, 2011 purchase price allocation, the fair value of the net identifiable assets acquired and liabilities assumed amounted to $175.9 million (excluding $2.3 million non-compete agreements and covenants with limiting conditions acquired), exceeding the fair value of the purchase price of $156 million. As a result, the Company recognized a nonrecurring bargain purchase gain of approximately $22.2 million in the second quarter of 2011, which is included in other income in the consolidated statements of operations for the twelve months ended December 31, 2011. The Company's share price has traded below its book value for a substantial part of the last 52 weeks, and as the purchase consideration (the Exchange Ratio) was determined based on the stock price of Cowen on June 28, 2011, the purchase price allocation based on the fair value of LaBranche's net assets at acquisition date reflected in these consolidated financial statements has resulted in a bargain purchase gain.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the purchase price allocation of net tangible and intangible assets acquired as of June 28, 2011:

(dollars in thousands)
Cash and cash equivalents	$117,496
Cash collateral pledged	1,127
Securities owned, at fair value	221,855
Other investments	2,569
Receivable from brokers	93,754
Fixed assets, net	8,804
Intangibles	2,770
Other assets	5,137
Securities sold, not yet purchased, at fair value	(175,391)
Payable to brokers	(81,536)
Compensation payable	(3,521)
Fees payable	(969)
Unfavorable lease	(3,388)
Accounts payable, accrued expenses and other liabilities	(12,725)
Total net assets acquired	$175,982
Non compete agreements and covenants with limiting conditions acquired	2,310
Goodwill/(Bargain purchase gain) on transaction	(22,244)
Total purchase price	$156,048
The Company believes that all of the acquired receivables and contractual amounts receivable as reflected above in the allocation of the purchase price are recorded at fair value.
The Company recognized approximately $3.3 million of acquisition-related costs, including legal, accounting, and valuation services for the twelve months ended December 31, 2011. These costs are included in professional, advisory and other fees and other expenses in the consolidated statements of operations.
As of the acquisition date, the estimated fair value of the Company's intangibles, as acquired through the acquisition, was $2.8 million. In addition, non-compete agreements and covenants with limiting conditions for the amount of $2.3 million were negotiated as part of the acquisition, which have been recognized separately from the acquisition of assets and liabilities assumed in accordance with US GAAP. The total non-compete agreements and covenants with limiting conditions acquired of $2.5 million have been included within intangible assets, net in the consolidated statements of financial condition. The allocation of the intangibles' amortization expense for the twelve months ended December 31, 2011 and estimated amortization expense in future years are shown in Note 10 "Goodwill and Intangible Assets".
As discussed in Note 4, the subsidiaries acquired through the LaBranche acquisition were discontinued. As a result, no unaudited supplemental proforma information is presented.
Cowen Group Inc.

On November 2, 2009, the transactions contemplated by the Transaction Agreement (the “Transactions”), were consummated including (1) the merger of Lexington Merger Corp. with and into Cowen Holdings, pursuant to which each outstanding share of common stock of Cowen Holdings was converted into one share of Class A common stock of the Company and (2) the transfer by RCG (which prior to the consummation of the Transactions operated the Ramius business) of substantially all of its assets and liabilities to Park Exchange LLC in exchange for the Company's issuance to RCG of 37,536,826 shares of Class A common stock of the Company. Following the consummation of the Transactions, each of Park Exchange LLC and Cowen Holdings became wholly owned subsidiaries of the Company, and Park Exchange LLC was renamed Ramius LLC.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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

(5)
In connection with the Transactions, each outstanding Cowen Holdings stock option was exchanged for one stock option of the Company. Each newly issued stock option was fully vested upon issuance, and has a strike price and expiration date equal to that of the original stock option. Cowen Holdings had 892,782 stock options outstanding as of the closing date. The fair value of Cowen Holdings's stock option awards was estimated to be $0.7 million based on a Black‑Scholes valuation model. Also included in the $2.1 million is $1.4 million related to the fair value of pre-combination service on restricted shares that were not subject to accelerated vesting as a result of the Transactions.

The table below summarizes the fair value of identifiable assets acquired and liabilities assumed at the acquisition date as well as the acquisition date fair value of the non-controlling interest in Cowen Holdings that was acquired:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)
Cash and cash equivalents	$97,903
Cash collateral pledged	501
Securities owned, at fair value	17,555
Receivable from brokers	19,893
Fees receivable	4,802
Other investments	17,121
Due from related parties	1,061
Fixed assets, net	8,379
Intangible assets, net	17,000
Other assets	17,535
Securities sold, not yet purchased, at fair value	(12,832)
Payable to brokers	(1,304)
Compensation payable	(37,592)
Accounts payable, accrued expenses and other liabilities	(40,952)
Total identifiable net assets acquired	109,070
Non-controlling interest	(1,724)
Goodwill	7,151
Total purchase price	$114,497
The amount of the acquired receivables and contractual amounts receivable as reflected above are shown net of approximately $0.4 million of receivables which were expected to be uncollectible.
The non-controlling interest in Cowen Holdings at the acquisition date represents the non-controlling equity interests in Cowen Healthcare Royalty GP, LLC and CHRP Overflow Fund GP, LLC (collectively, the “CHRP GPs”), the general partners, respectively, to Cowen Healthcare Royalty Partners, L.P. and CHRP Overflow Fund, L.P. (the “CHRP Funds”), and are recorded at fair value. The CHRP GPs' only significant assets are their investments in the CHRP Funds, which invest principally in commercial‑stage biopharmaceutical products and companies through the purchase of royalty or synthetic royalty interests and structured debt and equity instruments. The CHRP Funds follow industry practices for valuation techniques including discounted cash flows, Black‑Scholes valuation models and sale price of recent transactions in the same or similar securities and significant inputs such as estimated future cash flows, discount rates, volatility and dividend yield to measure the fair value of the investments in the CHRP Funds. As such, the carrying value of CHRP GP's investments in the CHRP Funds, and the related non-controlling interest, approximate fair value.
Based on the November 2, 2009 estimated purchase price allocation, the purchase price of $114.5 million exceeded the fair value of the net identifiable assets acquired and liabilities assumed (net of non-controlling interest) of $107.3 million. As a result, the Company has recognized goodwill of $7.2 million related to the Transactions. The goodwill primarily relates to expected synergies from the merger. All of the goodwill has been assigned to the broker‑dealer segment of the Company. None of the goodwill is expected to be deductible for tax purposes. See Note 10 for a discussion of the intangible assets acquired and their amortization periods.
In addition to the purchase price consideration, the Company incurred acquisition related expenses of $12.2 million related to the Transactions, which are included in professional, advisory and other fees in the consolidated statement of operations for the year ended 2009.
Included in the accompanying consolidated statements of operations for the year ended December 31, 2009 are revenues of $31.2 million and a net loss of $15.0 million related to Cowen Holdings for the period from November 2, 2009 through December 31, 2009. The following table provides unaudited supplemental pro forma financial information for the year ended December 31, 2009 as if the Transactions had occurred as of the beginning of the period presented:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31,
2009
(in thousands, except per share data)
(unaudited)
Revenues	$284,459
Net income (loss)	(100,759)
Net income (loss) attributable to Cowen Group, Inc. stockholders	(116,719)

Net income (loss) per common share:
Basic	$(2.12)
Diluted	(2.12)
These amounts have been determined after applying the Company's accounting policies and adjusting the results for nonrecurring items, including the net deferred tax benefits and transaction costs, as if it had been applied as of January 1, 2009.
On November 2, 2009, in connection with the Transactions, Cowen Holdings purchased from HVB Alternative Advisors LLC (“HVB”) the 50% interest in Ramius Alternative Solutions LLC (“Ramius Alternative Solutions”), the Company's alternative solution business, that HVB owned in exchange for (1) the Company's issuance to HVB of 2,713,882 shares of the Company's Class A common stock and (2) approximately $10.4 million in cash, resulting in Ramius Alternative Solutions becoming an indirect wholly owned subsidiary of the Company. In accordance with US GAAP the acquisition of the additional interest in the Company's alternative solution business was treated as an equity transaction and the difference between the fair value of the consideration paid and the carrying value of the derecognized non-controlling interest was recognized in equity.
3. Significant Accounting Policies

a.	Basis of presentation

These consolidated financial statements are prepared in accordance with US GAAP as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in these consolidated financial statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to their specialized accounting.

The November 2009 business combination between Ramius and Cowen Holdings was accounted for as an acquisition by Ramius of Cowen Holdings. As a result, the historical financial statements of Ramius have become the historical financial statements of the Company.

The assets and liabilities of Cowen Holdings were recorded at their respective fair values, as of November 2, 2009, and combined with those of Ramius. The financial statements of the Company that include periods after November 2, 2009 reflect such fair values and were not restated to reflect the historical financial position or results of operations of Cowen Holdings. For periods after November 2, 2009, the results of operations of Cowen Holdings are included in the results of operations of the Company. Stockholders' equity has been restated to include the 37,536,826 shares of Class A common stock issued to RCG at the consummation of the Transactions (as defined in Note 2) as the issued capital for all periods prior to the Transactions.

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
Notes to Consolidated Financial Statements (Continued)

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
Under US GAAP, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates VOEs in which it owns a majority of the entity's voting shares or units. US GAAP also provides that a general partner of a limited partnership (or a managing member, in the case of a limited liability company) is presumed to control the partnership, and thus should consolidate it, unless a simple majority of the limited partners has the right to remove the general partner without cause or to terminate the partnership. In accordance with these standards, the Company presently consolidates five funds deemed to be VOEs for which it acts as the general partner and investment manager.
As of December 31, 2011 and 2010 the Company consolidates the following funds (the “Consolidated Funds”): Ramius Enterprise LP (“Enterprise LP”), Ramius Multi‑Strategy FOF LP (“Multi‑Strat FOF”), Ramius Vintage Multi‑Strategy FOF LP (“Vintage FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and RTS Global 3X Fund LP (“RTS Global 3X”).
In addition, RCG Linkem II LLC, an investment company that was formed to make an investment in a wireless broadband communication provider in Italy, was consolidated when it first commenced operations during the second quarter of 2011. The Company determined that RCG Linkem II LLC is a VOE due to equity interests held by the managing member and its affiliate, and is consolidated due to control held by the managing member who is not subject to substantive removal rights.
Variable Interest Entities—VIEs are entities that lack one or more of the characteristics of a VOE. In accordance with US GAAP, an enterprise must consolidate all VIEs of which it is the primary beneficiary. Under the US GAAP consolidation model for VIEs, an enterprise that (1) has the power to direct the activities of a VIE that most significantly impacts the VIE's economic performance, and (2) has an obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, is considered to be the primary beneficiary of the VIE and thus is required to consolidate it.
However, the FASB has deferred the application of the revised consolidation model for VIEs that meet the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with investment companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset‑backed financing entity or an entity that was formerly considered a qualifying special‑purpose entity. The Company's involvement with its funds is such that all three of the above conditions are met. Where the VIEs have qualified for the deferral, the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a variable interest entity and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the VIE's expected losses, receive a majority of the VIEs expected residual returns, or both. If these conditions are met, the Company is considered to be the primary beneficiary of the VIE and thus is required to consolidate it. Under both guidelines, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion on a periodic basis.

The Company determines whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2011, and 2010 the Company does not consolidate any VIEs.
The Company has determined that it no longer exercises control over Cowen Healthcare Royalty GP, LLC (the "CHRP GP") as it no longer acts as managing member of this entity, and beginning with the first quarter of 2010, no longer consolidates this entity. The Company now accounts for its investment in the CHRP GP under the equity method of accounting.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Ramius Alternative Replication Fund Ltd (“Replication Ltd”) was consolidated as of April 1, 2010, when the Company first invested in the fund. This fund was deconsolidated on October 1, 2010 when the investment in the fund ceased providing the Company with a controlling interest and is included within Portfolio Funds, at fair value as of December 31, 2011 and 2010, respectively.
As of December 31, 2011 and 2010, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”), Ramius Multi‑Strategy Master FOF LP and Ramius Vintage Multi‑Strategy Master FOF LP (the “Unconsolidated Master Funds”) through three of its Consolidated Funds: Enterprise LP, Multi‑Strat FOF and Vintage FOF (the “Consolidated Feeder Funds”), respectively. Investment companies like the Consolidated Feeder Funds, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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

The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $259.2 million and $2 million as of December 31, 2011 and $383.3 million and $26.7 million as of December 31, 2010, respectively. In addition, the maximum exposure relating to these variable interest entities as of December 31, 2011 was $211 million, all of which is in other investments, at fair value and as of December 31, 2010 was $307.8 million, of which $307.2 million is included in other investments, at fair value and $0.6 million is included in due from related parties in the Company's consolidated statements of financial condition, respectively. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their respective Unconsolidated Master Funds as of December 31, 2011 and December 31, 2010. See Note 6 for further information regarding the Company's investments.
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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Consolidated Funds report their investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected as a component of operations. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker‑dealer subsidiaries, Cowen and Company, LLC (“Cowen and Company”), Cowen Capital LLC, Cowen International

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Trading Limited (“CITL”), Cowen and Company (Asia) Limited (“CCAL”), and Cowen Structured Products Hong Kong Limited (“CSPH”), apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also has retained this specialized accounting in consolidation.

c.	Use of estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires the management of the Company to make estimates and assumptions that affect the fair value of securities and other investments, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the accounting for goodwill and identifiable intangible assets and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

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

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk of that instrument.

The Company and its operating company subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investments is generally estimated based on proprietary models developed by the Company, which include discounted cash flow analysis, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the consolidated financial statements. Certain of the Company's investments are relatively illiquid or thinly traded and may not be immediately liquidated on demand if needed. Fair values assigned to these investments may differ significantly

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

from the fair values that would have been used had a ready market for the investments existed and such differences could be material.

The Company primarily uses the “market approach” valuation technique to value its financial instruments measured at fair value. In determining an instrument's placement within the hierarchy, the Company separates the Company's financial instruments into three categories: securities, derivative contracts and other investments. To the extent applicable, each of these categories can further be divided between those held long or sold short.
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
Derivative contracts—Derivative contracts can be exchange‑traded or privately negotiated over-the-counter (“OTC”). Exchange‑traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures, equity swaps and credit default swaps are included within other assets on the consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the consolidated statements of financial condition.
Other investments—Other investments consist primarily of portfolio funds, real estate investments and equity method investments, which are valued as follows:

i.
Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in funds and investment companies managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment.

The Company categorizes its investments in Portfolio Funds within the fair value hierarchy dependent on its ability to redeem the investment. If the Company has the ability to redeem its investment at NAV at the measurement date or within the near term, the Portfolio Fund is categorized as a level 2 investment within the fair value hierarchy. If the Company does not know when it will have the ability to redeem its investment or cannot do so in the near term, the Portfolio Fund is categorized as a level 3 investment within the fair value hierarchy. See Notes 6 and 7 for further details of the Company's investments in Portfolio Funds.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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

See Notes 6 and 7 for further information regarding the Company's investments, including equity method investments, and fair value measurements.

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

h.	Securities purchased under agreements to resell and securities sold under agreements to repurchase

The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of December 31, 2011, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of December 31, 2011 and December 31, 2010.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Asset	Depreciable Lives	Principal Method
Telephone and computer equipment	3-5 years	Straight-line
Computer software	3-5 years	Straight-line
Furniture and fixtures	3-8 years	Straight-line
Leasehold improvements	1-11 years	Straight-line
Capitalized lease asset	5 years	Straight-line

j.	Goodwill and intangible assets
Goodwill represents the excess of the purchase price consideration of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. Goodwill is allocated to the Company's reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identifiable with the reporting unit. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit.
In accordance with US GAAP, the Company tests goodwill for impairment on an annual basis, at December 31st each year, or at an interim period if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under US GAAP, the Company tests goodwill for impairment in accordance with the two-step approach. The first step requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds the fair value, there is an indication that the related goodwill might be impaired and the step two is performed to measure the amount of impairment, if any.
The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Goodwill impairment tests involve significant judgment in determining the estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in acceptable valuation techniques, such as the market approach (earning and or transactions multiples) and / or income approach (discounted cash flow method). Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill. See Note 10 for further discussion.
Intangible assets with finite lives are amortized over their estimated average useful lives. The Company does not have any intangible assets deemed to have indefinite lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized in the consolidated statements of operations if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

k.	Deferred Rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP in relation to business combinations. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company recorded a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

expenses and other liabilities in the accompanying consolidated statements of financial condition, as of December 31, 2011 and December 31, 2010 is $15.3 million and $16.0 million, respectively.
l.    Legal reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. The consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 19 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the consolidated statements of financial condition.

m.	Capital withdrawals payable
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

n.	Redeemable non-controlling interests in consolidated subsidiaries
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

o.	Treasury stock
In accordance with the US GAAP relating to repurchases of an entity's own outstanding common stock, the Company records the purchases of stock held in treasury at cost and reports them separately as a deduction from total stockholders' equity on the consolidated statements of financial condition and changes in equity.

p.	Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company's other comprehensive income (loss) is comprised of valuation adjustments to the Company's defined benefit plans and foreign currency cumulative translation adjustments.

q.	Revenue recognition
The Company's principal sources of revenue are derived from two segments: an alternative investment management segment and a broker-dealer segment, as more fully described below.
Our alternative investment management segment generates revenue through three principal sources: management fees, incentive income and investment income from the Company's own capital.
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
Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. While some investors may have separately negotiated fees, in general the management fees

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

are as follows:

•
Hedge Funds. Management fees for the Company's hedge funds are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income.

•
Alternative Solutions. Management fees for the Alternative Solutions business are generally charged at an annual rate of up to 2% of assets under management. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income or based on assets under management at the beginning of the month. Management fees earned from the Alternative Solutions business are based and initially calculated on estimated net asset values and actual fees ultimately earned could be impacted to the extent of any changes in these estimates.

•
Real Estate Funds. Management fees from the Company's real estate funds are generally charged by their general partners at an annual rate between 1% to 1.5% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the Company's real estate funds are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.

•
CHRP Funds. During the investment period (as defined in the management agreement of the CHRP Funds), management fees for the CHRP Funds are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of assets under management. Management fees for the CHRP Funds are calculated on a quarterly basis.

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 3% and 1.50%, respectively, for the levered vehicle and 1% and 0.50%, respectively, for the unlevered vehicle. In addition, management fees for Ramius Trading Strategies Managed Futures Fund, a mutual fund launched in September 2011, are 1.60% per annum (subject to an overall expense cap of 1.85%). Management and platform fees are generally calculated monthly based on assets under management at the end of each month.

•
Other. The Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of 0.04% to 0.20% of assets, based on the average daily balances of the assets under management.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. For the products we offer, incentive income earned is typically 20% for hedge funds and 10% for fund of funds and alternative solutions products (in certain cases on performance in excess of a benchmark), generally, of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However in certain real estate funds, the Company is entitled to receive incentive fees earlier provided that the investors have received their preferred return on a current basis. These funds are subject to a potential clawback of that incentive income upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the CHRP Funds is earned only after investors receive a full return of their capital plus a preferred return.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of the US GAAP. Under Method 2, the incentive income from the Company's funds and managed

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in the consolidated statement of operations may be subject to reversal based on subsequent negative performance of the funds prior to the conclusion of the fiscal year, when all contingencies have been resolved.
Carried interest in the real estate funds is subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to the Company based on cumulative results. As such, the accrual for potential repayment of previously received carried interest, which is a component of accounts payable, accrued expenses and other liabilities, represents all amounts previously distributed to the Company, less an assumed tax liability, that would need to be repaid to certain real estate funds if these funds were to be liquidated based on the current fair value of the underlying funds' investments as of the reporting date. The actual clawback liability does not become realized until the end of a fund's life.
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

•
Private placement fees. The Company earns agency placement fees in non-underwritten transactions such as private placements of debt and equity securities, including, private investment in public equity transactions (“PIPEs”) and registered direct offerings. The Company records private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

Brokerage
Brokerage revenue consists of commissions, principal transactions, net and equity research fees.

•
Commissions. Commission revenue includes fees from executing client transactions. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. During the years ended December 31, 2011, 2010 and 2009, the Company earned $66.0 million, $69.3 million and $9.3 million of revenues from commissions, respectively.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

•
Principal transactions, net. Principal transaction, net revenue includes net trading gains and losses from the Company's market-making activities in fixed income and over-the-counter equity securities, listed options trading, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration. During the years ended December 31, 2011, 2010 and 2009, the Company earned $27.1 million, $36.1 million and $7.0 million of revenues from principal transactions, net, respectively.

•
Equity research fees. Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured. During the years ended December 31, 2011, 2010 and 2009, the Company earned $6.5 million, $6.8 million and $1.5 million of revenues from equity research fees, respectively.

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

r.	Investments transactions and related income/expenses
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

s.	Share-based compensation
The Company accounts for its share-based awards granted to individuals as payment for employee services in accordance with US GAAP and values such awards based on fair value methods at the grant date. In accordance with these standards, unearned compensation associated with share-based awards is amortized over the vesting period of the option or award. The Company estimates forfeiture for equity-based awards that are not expected to vest. See Note 15 for further information regarding the Company's share-based compensation plans.

t.	Employee benefit plans
The Company recognizes, in its consolidated statements of financial condition, the funded status of its defined benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation The Company recognizes changes in the funded status of a defined benefit plan within accumulated other comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. See Note 16 for further information regarding the Company's defined benefit plans.

u.	Leases
The Company leases certain facilities and equipment used in its operations. The Company evaluates and classifies its

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

leases as operating or capital leases for financial reporting purposes. Assets held under capital leases are included in fixed assets. Operating lease expense is recorded on a straight-line basis over the lease term. Landlord incentives are recorded as deferred rent and amortized, as reductions to lease expense, on a straight-line basis over the life of the applicable lease.

v.	Income taxes
The income tax provision reflected in the consolidated statements of operations is consistent with the liability method prescribed by US GAAP. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is considered more likely than not that the benefits of net deductible temporary differences and tax loss or credit carryforwards will not be realized.
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
In accordance with federal and state tax laws, the Company files income tax returns as well as stand‑alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries are the United Kingdom, Germany, Luxembourg, Japan, Hong Kong, and China. Income tax expense/(benefit) for the year ended December 31, 2011, 2010 and 2009 includes tax benefits from Luxembourg reinsurance transactions.

w.	Foreign currency transactions
The Company consolidates certain foreign subsidiaries that have designated a foreign currency as their functional currency. For entities that have designated a foreign currency as their functional currency, assets and liabilities are translated into U.S. dollars based on current rates, which are the spot rates prevailing at the end of each statement of financial condition date, and revenues and expenses are translated at historical rates, which are the average rates for the relevant periods. The resulting translation gains and losses, and the tax effects of such gains and losses, are recorded in accumulated other comprehensive income (loss), a separate component of stockholders' equity.
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

x.	Recently adopted accounting pronouncements
In December 2011, the FASB issued amended guidance which will enhance disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company already discloses the derivative transactions and repurchase / resale agreements on a gross basis on the consolidated statements of financial condition and is currently evaluating the impact of the other disclosure requirements required under the guidance.
In September 2011, the FASB amended the guidance for impairment testing of goodwill presented on the statement of financial condition. These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step goodwill impairment test required under the current guidance. The amendment is effective prospectively

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently assessing the impact of this amendment on its consolidated financial statements.
In June 2011, the FASB issued guidance which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance requires consecutive presentation of the consolidated statements of operations and consolidated statement of other comprehensive income and present reclassification adjustments on the face of these financial statements. This guidance helps financial statement users better understand the causes of an entity's change in financial position and results of operations. The guidance was originally effective retrospectively for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB deferred the effective date of the guidance relating to the presentation of reclassification adjustments for transfers out of the other comprehensive income. As the guidance is limited to presentation, adoption will not have a material impact on the Company's consolidated financial statements.
In May 2011, the FASB issued guidance that changes the wording used to describe many of the requirements of US GAAP for measuring the fair value and for disclosing information about fair value measurements. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Certain of the amendments could change how the fair value measurement guidance is applied including provisions related to highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement, fair value of an instrument classified in a reporting entity's shareholders' equity, and additional disclosure requirements about fair value measurements. The Company is currently assessing the impact of this guidance on its consolidated financial statements.
In April 2011, the FASB issued guidance to improve the accounting for Repurchase Agreements and other agreements by modifying the criteria for determining when the transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). Specifically, the guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in default by the transferee. In accordance with the new guidance, the contractual rights and obligations determine effective control and there does not need to be a requirement to assess the ability to exercise those rights. The guidance is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The Company is currently assessing the impact of this guidance on its consolidated financial statements.
In December 2010, the FASB issued enhanced guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance modifies existing requirements under step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires step two to be performed if it is more likely than not that a goodwill impairment exists. The guidance is effective for interim and annual reporting periods beginning after December 15, 2010. As the Company's reporting units do not currently have zero or negative carrying values, adoption did not have a material impact on the Company's consolidated financial statements.
In December 2010, the FASB issued guidance on disclosures around business combinations for public entities that present comparative financial statements. The guidance specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As the guidance is limited to disclosures, adoption did not have a material impact on the Company's consolidated financial statements.
4. Discontinued Operations

The subsidiaries acquired through the LaBranche acquisition (see Note 2) meet the criteria of discontinued operations under US GAAP because the operations and cash flows of these subsidiaries can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As a result of the subsidiaries not meeting the Company's expectations as to their results of operations and not generating positive cash flows, the Company decided, during the fourth quarter, to exit the business operated by these subsidiaries. The subsidiaries comprised of market making operations for exchange traded funds in the US, Europe and Asia which were included in the broker-dealer segment. The results of operations and cash flows will be eliminated from the Company's ongoing operations and the Company will have no continuing involvement in these operations. Therefore, the Company reported the results of operations related to these subsidiaries in discontinued operations.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The results of operations, which include certain direct nonrecurring costs, such as intangible asset impairments (see Note 10), leasehold improvement write offs (see Note 9) and severance payments, related to the Company's discontinued operations are summarized below:

For the Period June 28, 2011 through December 31, 2011
(dollars in thousands)
Total revenues, net of interest expense	$2,899
Loss from discontinued operations	(24,075)
Income tax expense/(benefit)	(429)
Loss from discontinued operations, net of taxes	(23,646)
5. Cash collateral pledged
As of December 31, 2011 and 2010, cash collateral pledged in the amount of $9.8 million and $8.6 million, respectively, primarily relates to (a) a bond held as collateral on a letter of credit and (b) letters of credit issued to the landlord of the Company's premises in New York City (see Note 20). Also included in cash collateral pledged as of December 31, 2011 and 2010 is $0.5 million, respectively, relating to an agreement that the Company has with Société Générale to cover the costs of litigation matters included in the agreement.
6. Investments of Operating Entities and Consolidated Funds

a.	Operating Entities
Securities owned, at fair value
Securities owned are held by the Company and considered held for trading and carried at fair value. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.
As of December 31, 2011 and December 31, 2010, securities owned, at fair value consisted of the following:

	As of December 31,
	2011	2010
	(dollars in thousands)
U.S. Government securities(a)	$182,868	$143,247
Common stocks	250,380	116,215
Restricted common stock	—	5,000
Convertible bonds (b)	18,130	—
Corporate bonds (c)	231,864	191,702
Options	55,768	14,349
Warrants and rights	2,690	2,334
Mutual funds	3,214	1,248
	$744,914	$474,095

(a)
As of December 31, 2011, maturities ranged from November 2013 to November 2021 and interest rates ranged between 0.25% and 8%. As of December 31, 2010, maturities ranged from November 2019 to February 2026 and interest rates ranged between 3.38% and 8%.

(b)	As of December 31, 2011, the maturity was August 2027 with an interest rate of 2.75%.

(c)
As of December 31, 2011, maturities ranged from January 2012 to February 2041 and interest rates ranged between 3.13% and 13.50%. As of December 31, 2010, maturities ranged from May 2011 to August 2039 and interest rates ranged between 1.4% and 13%.

The Company's direct involvement with derivative financial instruments includes credit default swaps, futures, equity swaps, options and warrants and rights. Open equity positions in futures transactions are recorded as receivables from and payables to broker‑dealers or clearing brokers as applicable. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

currency movements and changes in the liquidity of markets. The Company's long exposure to futures, equity swap and credit default swap derivative contracts, at fair value, as of December 31, 2011 and 2010 of $0.8 million and $0.4 million, respectively, is included in other assets in the accompanying consolidated statements of financial condition. The Company's short exposure to futures and equity swap derivative contracts, at fair value, as of December 31, 2011 and 2010 of $0.8 million and $0.6 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. The realized and unrealized gains/(losses) related to derivatives trading activities for the twelve months ended December 31, 2011, 2010 and 2009 were not significant and are included in other income in the consolidated statements of operations.

Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of December 31, 2011 and 2010, collateral consisting of $8.1 million and $3.2 million of cash, respectively, is included in receivable from brokers on the consolidated statements of financial condition. As of December 31, 2011 and 2010 all derivative contracts were with multiple major financial institutions.
Other investments
As of December 31, 2011 and 2010, other investments consisted of the following:
Other investments

	As of December 31,
	2011	2010
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$42,336	$29,391
(2) Real estate investments, at fair value	2,353	1,882
(3) Equity method investments	16,687	8,734
(4) Lehman claims, at fair value	553	313
	$61,929	$40,320

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of December 31, 2011 and 2010, included the following:
Portfolio Funds, at fair value

	As of December 31,
	2011	2010
	(dollars in thousands)
Cowen Healthcare Royalty Partners (a)(*)	$6,297	$14,769
Cowen Healthcare Royalty Partners II (a)(*)	1,521	143
Ramius Global Credit Fund LP (b)(*)	11,790	11,733
Ramius Alternative Replication Ltd (c)(*)	837	866
Tapestry Investment Co PCC Ltd (d)	185	565
Ramius Enhanced Replication Fund LLC (e)(*)	337	—
Starboard Value and Opportunity Fund LP (f)(*)	11,123	—
Other private investment (g)	7,415	—
Vreeland Partners II, L.P. (h)	1,986	—
Other affiliated funds (i)(*)	845	1,315
	$42,336	$29,391

*	These portfolio funds are affiliates of the Company

The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted for Cowen Healthcare Royalty Partners, Cowen Healthcare Royalty Partners II and Starboard Value and Opportunity Fund LP in Note 19.

(a)	Cowen Healthcare Royalty Partners and Cowen Healthcare Royalty Partners II are private equity funds and therefore redemptions will be made when the underlying investments are liquidated.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(b)	Ramius Global Credit Fund LP has a quarterly redemption policy with 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

(c)	Ramius Alternative Replication Ltd has monthly redemption policy with a seven day notice period.

(d)	Tapestry Investment Company PCC Ltd is in the process of liquidation and redemptions will be made periodically by the investment managers' decision as the underlying investments are liquidated.

(e)	Ramius Enhanced Replication Fund LLC has monthly redemption policy with a seven day notice period.

(f)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon ninety days notice.

(g)	Other private investment represents the Company's closed end investment in an investment company, which was formed to make an investment in a wireless broadband communication provider in Italy.

(h)
Vreeland Partners II, L.P. is a wholly owned externally managed fund that seeks to provide financing to public companies for short term duration. The Company can redeem from this fund as positions are sold on an average of 30 days or less notice.

(i)	The majority of these funds are real estate fund affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Real estate investments, at fair value
Real estate investments as of December 31, 2011 and December 31, 2010 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $1.6 million and $1.1 million, respectively, and real estate debt investments held by the Company of $0.8 million and $0.8 million, respectively.

(3)	Equity method investments

Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 30% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company that is not protective in nature. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments is the investment in (a) CHRP GP (see Note 3), (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC representing a 9.7% stake in the exchange service provider for which the Company exercises significant influence over through representation on the Board of Directors, and (c) Starboard Value LP (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of a deep value small cap hedge fund and related managed accounts. The following table summarizes equity method investments held by the Company:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2011	2010
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,980	$2,009
Cowen Healthcare Royalty GP, LLC	513	1,176
Cowen Healthcare Royalty GP II, LLC	258	8
Chicago Board Options Exchange	2,423	0
Starboard Value LP	3,693	0
RCG Longview Partners, LLC	1,569	2,203
RCG Longview Louisiana Manager, LLC	1,140	186
RCG Urban American, LLC	1,258	889
RCG Urban American Management, LLC	1,096	359
RCG Longview Equity Management, LLC	557	499
Urban American Real Estate Fund II, L.P.	1,541	833
RCG Kennedy House, LLC	323	259
Other	336	313
	$16,687	$8,734

As of December 31, 2011 and 2010, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.
The Company's income (loss) from equity method investments was $5.4 million, $3.4 million, and ($3.3) million, for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the years ended December 31, 2011, 2010 and 2009, respectively.

(4)	Lehman Claims, at fair value

Lehman Brothers International (Europe) (“LBIE”), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the “Administration”) in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The status and ultimate resolution of the assets under LBIE's Administration proceedings is uncertain. The assets of the Company at LBIE at the time of Administration (the “Total Net Equity Claim”) consist of $1.0 million, which the Company believes will represent an unsecured claim against LBIE. This does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 6b. There can be no assurance that the Total Net Equity Claim value, as determined by the Company, will be accepted by the Administrators, nor does the Company know the manner and timing in which such claim will be satisfied and the ultimate value that will be received.

Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has decided to record the estimated fair value of the Total Net Equity Claim at an approximately 47% discount as of December 31, 2011 and a 70% discount as of December 31, 2010, which represents management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the “Estimated Recoverable Lehman Claim”). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual loss that may ultimately be incurred by the Company with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by the Company.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of December 31, 2011 and December 31, 2010 securities sold, not yet purchased, at fair value consisted of the following:

	As of December 31,
	2011	2010
	(dollars in thousands)
U.S. Government securities(a)	$165,197	$100,559
Common stocks	123,877	88,580
Corporate bonds(b)	1,529	2,615
Options	43,648	6,162
	$334,251	$197,916

(a)
As of December 31, 2011, maturities ranged from September 2013 to January 2040 and interest rates ranged between 0.13% and 7.41%. As of December 31, 2010, maturities ranged from December 2015 to August 2026 and interest rates ranged between 2.13% and 6.75%.

(b)
As of December 31, 2011, maturities ranged from December 2016 to January 2026 and interest rates ranged between 5.55% and 9.50%. As of December 31, 2010, maturities ranged from June 2013 to December 2025 and interest rates ranged between 2.25% and 3.75%.

Securities purchased under agreements to resell and securities sold under agreements to repurchase
The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of December 31, 2011 and December 31, 2010:

As of December 31, 2011
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Capital Inc bearing interest of (0.38%) - 0.25% due on January 3, 2012	$166,260
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.53% - 1.58% due on January 3, 2012 to June 25, 2012	49,450
Agreements with Barclays Capital Inc bearing interest of 0.03% - 0.08% due on January 3, 2012	179,333
$228,783

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
$192,165
For all of the Company's holdings of Repurchase Agreements as of December 31, 2011, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements continue on a day-to-day basis.
Transactions involving purchases of securities under agreements to resell are carried at their contract value which approximates fair value. As of December 31, 2011 and December 31, 2010, the fair value of the collateral received by the Company, consisting of government and corporate bonds, was $166.7 million and $95.5 million, respectively.
Transactions involving the sale of securities under Repurchase Agreements are carried at their contract value and are accounted for as collateralized financings. In connection with these financings, as of December 31, 2011 and December 31, 2010, the Company had pledged collateral, consisting of government and corporate bonds, in the amount of $243.1 million and $207.4 million, respectively, which is included in securities owned, at fair value in the consolidated statements of financial condition.
Other

During the second and fourth quarters of 2011, the Company acquired two Luxembourg reinsurance companies from third parties through a wholly-owned local subsidiary, which, upon acquisition, recorded deferred assets and subsequently deferred tax benefits. The purchase price of the reinsurance companies totaled EUR 234.8 million (USD $331.8 million). The acquisitions were not accounted for as business combinations as after separation from the transferor, the reinsurance companies do not meet the definition of a business and did not continue any normal revenue producing or core generating activities. This is discussed in more detail in the Income Taxes footnote.

b.	Consolidated Funds
Securities owned, at fair value
As of December 31, 2011 and December 31, 2010 securities owned, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2011	2010
	(dollars in thousands)
Government sponsored securities (a)	$2,006	$7,682
Commercial paper (b)	3,927	—
Corporate bond (c)	401	1,040
	$6,334	$8,722

(a)
As of December 31, 2011, maturities ranged from October 2012 to October 2013 and interest rates ranged between 0.32% and 1.74%. As of December 31, 2010, maturities ranged from January 2011 to December 2012 and interest rates ranged between 0.35% and 4.88%.

(b)	Commercial paper was purchased at a discount and matures on January 3, 2012.

(c)	As of December 31, 2011, the maturity was April 2012 with an interest rate of 0.58%. As of December 31, 2010, the maturity was January 2011 with an interest rate of 0.42%.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Other investments, at fair value
As of December 31, 2011 and December 31, 2010 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2011	2010
	(dollars in thousands)
(1) Portfolio Funds	$221,480	$327,131
(2) Lehman claims	7,340	6,243
	$228,820	$333,374

(1)	Investments in Portfolio Funds, at fair value
As of December 31, 2011 and December 31, 2010, investments in Portfolio Funds, at fair value, included the following:

	As of December 31,
Description	2011	2010
	(dollars in thousands)
Investments of Enterprise LP	$193,012	$257,246
Investments of consolidated fund of funds	28,468	69,885
	$221,480	$327,131
Consolidated investments of Enterprise LP

Enterprise LP operates under a “master‑feeder” structure with Enterprise Master, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds recorded in other investments on the consolidated statements of financial condition include Enterprise LP's investment of $193.0 million and $257.2 million in Enterprise Master as of December 31, 2011 and December 31, 2010, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP.
Investments of consolidated fund of funds investment companies
The investments of consolidated fund of funds investment companies of $28.5 million and $69.9 million as of December 31, 2011 and December 31, 2010, respectively, include the investments of Levered FOF, Multi‑Strat FOF and Vintage FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC, as well as RTS Global 3X, which is managed by Ramius Trading Strategies LLC. Multi‑Strat FOF's investment objectives is to invest discrete pools of their capital among portfolio managers that invest through Portfolio Funds, forming a multi‑strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Levered FOF had a similar strategy, but on a levered basis, prior to the fund winding down. Levered FOF is no longer levered. Vintage FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. RTS Global 3X's investment objective is to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital in managed futures and global macro‑based investment strategies. RTS Global 3X seeks to achieve its objective through a multi‑advisor investment approach by allocating its capital among third‑party trading advisors that are unaffiliated with RTS Global 3X. However, unlike a traditional “fund of funds” that invests with advisors through entities controlled by third‑parties, RTS Global 3X will allocate its capital among a number of different trading accounts organized and managed by the general partner.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of December 31, 2011 and December 31, 2010:

		As of December 31, 2011
		Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3X Fund LP	Total
Description	Strategy	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
			(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$8,269	$—	$—	$8,269	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	8,883	—	8,883	(a)
Tapestry Pooled Account V LLC*	Credit-Based	438	—	—	—	438	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	8,078	8,078	(c)
Externally Managed Portfolio Funds	Credit-Based	260	—	—		260	(b)
Externally Managed Portfolio Funds	Event Driven	1,992	—	—	—	1,992	(d)
Externally Managed Portfolio Funds	Hedged Equity	35	—	—	—	35	(e)
Externally Managed Portfolio Funds	Multi-Strategy	459	—	—	—	459	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	54	—	—	—	54	(g)
		$3,238	$8,269	$8,883	$8,078	$28,468

		As of December 31, 2010
		Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3X Fund LP	Total
Description	Strategy	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value
			(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$28,633	$—	$—	$28,633	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	20,722	—	20,722	(a)
Tapestry Pooled Account V LLC*	Credit-Based	687	—	—	—	687	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	15,889	15,889	(c)
Externally Managed Portfolio Funds	Credit-Based	522	—	—	—	522	(b)
Externally Managed Portfolio Funds	Event Driven	2,800	—	—	—	2,800	(d)
Externally Managed Portfolio Funds	Hedged Equity	39	—	—	—	39	(e)
Externally Managed Portfolio Funds	Multi-Strategy	535	—	—	—	535	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	58	—	—	—	58	(g)
		$4,641	$28,633	$20,722	$15,889	$69,885
 *    These Portfolio Funds are affiliates of the Company.
The Company has no unfunded commitments regarding investments held by the four consolidated funds.

(a)	Investments held in affiliated master funds can be redeemed on a monthly basis with no advance notice.

(b)	The Credit‑Based strategy aims to generate returns via positions in the credit sensitive sphere of the fixed income

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

markets. The strategy generally involves the purchase of corporate bonds with hedging of the interest exposure. The investments held in Tapestry Pooled Account V LLC, a related fund, are held solely in a credit based fund which the fund's manager has placed in a side-pocket. The remaining amount of the investments within this category represents an investment in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated.

(c)
The Futures and Global Macro strategy is comprised of several portfolio accounts, each of which will be advised independently by a commodity trading advisor implementing primarily managed futures or global macro‑based investment strategies. The trading advisors (through their respective portfolio accounts) will trade independently of each other and, as a group, will employ a wide variety of systematic, relative value and discretionary trading programs in the global currency, fixed income, commodities and equity futures markets. In implementing their trading programs, the trading advisors will trade primarily in the futures and forward markets (as well as in related options). Although certain trading advisors may be permitted to use total return swaps and trade other financial instruments from time to time on an interim basis, the primary focus will be on the futures and forward markets. Redemption frequency of these portfolio accounts are monthly (and intra‑monthly for a $10,000 fee) and the notification period for redemptions is 5 business days (or 3 business days for intra‑month).

(d)
The Event Driven strategy is generally implemented through various combinations and permutations of merger arbitrage, restructuring and distressed instruments. Approximately 0.6% (as of December 31, 2011) and 3% (as of December 31, 2010) of the investments in this category represent investments in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated. The remaining amount of the investments in this category is in a side pocket or suspended with undetermined payout dates.

(e)
The Hedged Equity strategy focuses on equity strategies with some directional market exposure. The strategy attempts to profit from market efficiencies and direction. The investee fund manager has side-pocketed investments.

(f)
The Multi‑Strategy investment objective is to invest discrete pools of its capital among portfolio managers that invest through investment funds, forming multi‑strategy, diversified investment portfolios designed to achieve non-market directional returns with low relative volatility. The investments in this category represent investments in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated.

(g)
The Fixed Income Arbitrage strategy seeks to achieve long term capital appreciation by employing a variety of strategies to generate returns without significant exposure to credit spread, interest rate changes or duration. As of December 31, 2011, the investment manager has gated investments.

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master consists of $24.3 million. Included in this claim were assets with a value of $9.5 million at the time LBIE entered Administration, that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. In December 2011, Enterprise Master received an aggregate of approximately $2.4 million relating to securities, interest and dividends earned with respect to securities held by LBIE on behalf of Enterprise Master. Another distribution is expected to occur in February of 2012. Pre-distribution, the remaining Net Equity Claim for Enterprise Master is $15 million. Enterprise Master is valuing this claim at $9.2 million as of December 31, 2011. Of this amount, $7.3 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration. As discussed in Note 6a, the Company has an additional $1.0 million claim against LBIE as a result of certain cash and cash equivalent balances held at LBIE. LBIE claims consist of several components, valued as follows: (a) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement (“CRA”), (b) the trust assets that are not within the control of LBIE and are not believed to be held through Lehman Brothers, Inc. (“LBI”) were valued at 55% with respect to US denominated Assets and 53% with respect to foreign denominated Assets, which represented the Company's estimate of potential recovery rates and (c) the remaining unsecured claims against LBIE were valued at 53%, which represented the Company's estimate of potential recovery rates with respect to this exposure using available market quotes. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be significant.

As a result of Enterprise Master and certain of the funds managed by the Company having assets held at LBIE frozen in their LBIE prime brokerage account and the degree of uncertainty as to the status of those assets and the process and prospects

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

of the return of those assets, Enterprise Master and the funds managed by the Company decided that only the investors who were invested at the time of the Administration should participate in any profit or loss relating to the Estimated Recoverable Lehman Claim. As a result, Enterprise Master and certain of the funds managed by the Company with assets held at LBIE granted a 100% participation in the Estimated Recoverable Lehman Claims to Special Purpose Vehicles (the “SPVs” or “Lehman Segregated Funds”) incorporated under the laws of the Cayman Islands on September 29, 2008, whose shares were distributed to each of their investor funds. Fully redeeming investors of Enterprise LP will not be paid out on the balance invested in the SPV until the claim with LBIE is settled and assets are returned by LBIE.

In addition to Enterprise Master's claims against LBIE, LBI was a prime broker to Enterprise Master and Enterprise Master holds cash balances of $5.3 million at LBI. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the “SIPA Trustee”) as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, while there has been an initial ruling with respect to the claims asserted by Barclays plc against LBI relating to an asset purchase agreement entered into by Barclays plc with LBIE near the time of the SIPC liquidation proceeding, there is still uncertainty regarding the ultimate resolution of these claims that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of the Company's customer claims, management has estimated recovery with respect to the Company's exposure to LBI at 55% or $2.9 million as of December 31, 2011, which represents the present value of the mid point between what management believes are reasonable estimates of the low side and high side potential recovery rates with respect to the Company's exposure. The estimated recoverable amount by the Company may differ from the actual recoverable amount of the pending LBI claim, and the differences may be significant.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of December 31, 2011 and 2010, the Company assessed whether or not its Consolidated Funds had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of December 31, 2011 or 2010.
Net realized and unrealized gains (losses)
Net realized gains (losses) and net unrealized gains (losses) on investments and other transactions and on derivatives for Consolidated Funds for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Consolidated Funds net gains (losses) on investments and other transactions:
Net realized gains (losses) on investments and other transactions	$4,959	$16,696	$(8,561)
Net unrealized gains (losses) on investments and other transactions	(34)	16,420	64,469
Consolidated Funds net gains (losses) on derivatives:
Net realized gains (losses) on derivatives	$(651)	$(1,892)	$(26,517)
Net unrealized gains (losses) on derivatives	68	1,131	(5,233)
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master as of December 31, 2011 and 2010:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	December 31, 2011		December 31, 2010
Description	Securities owned	Securities sold, but not yet purchased	Securities owned	Securities sold, but not yet purchased
	(dollars in thousands)
Common stock	$2,173	$—	$10,123	$—
Corporate bonds	—	—	1,997	—
Over-the-counter foreign currency call option	—	—	—	(63)
Preferred stock	1,027	—	410	—
Private debt	—	—	59	—
Private equity	276	—	173	—
Restricted stock	47	—	3,148	—
Rights	2,173	—	2,115	—
Trade claims	128	—	128	—
Warrants	3	—	55	—
	$5,827	$—	$18,208	$(63)
Derivative contracts, at fair value, owned by Enterprise Master, net

	As of December 31,
Description	2011	2010
	(dollars in thousands)
Asset swaps	$—	$5
Currency forwards	53	(36)
	$53	$(31)
Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31,
		2011	2010
Description	Strategy	Fair Value
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$38	$98
Q Capital Strategies, LLC*	Life Settlements	—	111
RCG Longview Equity Fund, LP*	Real Estate	14,460	10,120
RCG Longview II, LP*	Real Estate	1,592	1,835
RCG Longview Debt Fund IV, LP*	Real Estate	23,594	12,628
RCG Longview, LP*	Real Estate	271	383
RCG Soundview, LLC*	Real Estate	2,748	2,542
RCG Urban American Real Estate Fund, L.P.*	Real Estate	3,142	3,207
RCG International Sarl*	Multi-Strategy	870	9,463
Ramius Navigation Fund Ltd*	Multi-Strategy	1,106	24,972
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	97,144	97,845
Ramius Credit Opportunities Fund Ltd*	Distressed	121	300
RCG Endeavour, LLC*	Multi-Strategy	47	87
RCG Energy, LLC *	Energy	16,560	18,850
RCG Renergys, LLC*	Energy	2	2
Other Private Investments	Various	16,580	15,189
Real Estate Investments	Real Estate	15,795	25,662
		$194,070	$223,294

*	These Portfolio Funds are affiliates of the Company.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP
Multi‑Strat FOF's and Vintage FOF's investments in their respective master funds represent their proportionate share of their master fund's net assets; as a result, the master funds investments in Portfolio Funds reflected below may exceed the net investments which Multi‑Strat FOF and Vintage FOF have recorded. The following table presents summarized investment information for the underlying Portfolio Funds held by Ramius Multi‑Strategy Master FOF LP and Ramius Vintage Multi‑Strategy Master FOF LP, at estimated fair value, as of December 31, 2011 and 2010:

		December 31, 2011		December 31, 2010
Description	Strategy	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP
		(dollars in thousands)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi Strategy	$552	$—	$1,354	$—
Tapestry Pooled Account II, LLC*	Hedged Equity	—	—	—	3,544
Tapestry Pooled Account V, LLC*	Credit-Based	901	962	1,416	1,512
Externally Managed Funds	Credit-Based	40	399	6,653	803
Externally Managed Funds	Event Driven	3,015	5,044	6,491	6,802
Externally Managed Funds	Fixed Income Arbitrage	79	—	83	—
Externally Managed Funds	Hedged Equity	1,272	1,753	4,386	3,055
Externally Managed Funds	Multi Strategy	1,319	1,442	7,785	4,292
Externally Managed Funds	Global Macro	—	—	2,053	679
Externally Managed Funds	Opportunistic Equity	—	—	—	1,677
Externally Managed Funds	Managed Futures	—	—	2,430	—
		$7,178	$9,600	$32,651	$22,364

*	These Portfolio Funds are affiliates of the Company.
RTS Global 3X Fund LP's Portfolio Fund investments
RTS Global 3X, which commenced operations in March 2010, invests over half of its equity in six externally managed portfolio funds which primarily concentrate on futures and global macro strategies. RTS Global 3X's investments in the portfolio funds represent its proportionate share of the portfolio funds net assets; as a result, the portfolio funds' investments reflected below may exceed the net investment which RTS Global 3X has recorded. The following table presents the summarized investment information, which primarily consists of receivables/(payables) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of December 31, 2011 and 2010:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2011	2010
	(dollars in thousands)
Bond futures	$(2)	$(2)
Commodity options	181	(39)
Currency options	487	347
Commodity forwards	51	32
Commodity futures	756	970
Currency forwards	157	(63)
Currency futures	418	1,073
Energy futures	2	(2)
Foreign currency option	358	1
Index options	80	86
Index futures	80	45
Interest rate futures	20	(10)
Interest rate options	(25)	5
	$2,563	$2,443

7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2011 and 2010:
Operating Entities

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$182,868	$—	$—	$182,868
Common stocks	248,598	713	1,069	250,380
Convertible bonds	—	18,130	—	18,130
Corporate bonds	—	231,864	—	231,864
Futures	172	—	—	172
Equity swaps	—	635	—	635
Options	55,530	169	69	55,768
Warrants and rights	1,225	—	1,465	2,690
Mutual funds	3,214	—	—	3,214
Other investments
Portfolio Funds	—	23,431	18,905	42,336
Real estate investments	—	—	2,353	2,353
Lehman claim	—	—	553	553
	$491,607	$274,942	$24,414	$790,963

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$165,197	$—	$—	$165,197
Common stocks	123,875	2	—	123,877
Corporate bonds	—	1,529	—	1,529
Futures	617	—	—	617
Equity swaps—short exposure	—	140	—	140
Options	43,648	—	—	43,648
	$333,337	$1,671	$—	$335,008

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$143,247	$—	$—	$143,247
Common stocks	115,875	6	334	116,215
Restricted common stock	—	—	5,000	5,000
Corporate bonds	—	191,702	—	191,702
Futures	442	—	—	442
Options	14,234	115	—	14,349
Warrants and rights	357	—	1,977	2,334
Mutual funds	1,248	—	—	1,248
Other investments
Portfolio Funds	566	11,744	17,081	29,391
Real estate investments	—	—	1,882	1,882
Lehman claim	—	—	313	313
	$275,969	$203,567	$26,587	$506,123

	Liabilities at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$100,559	$—	$—	$100,559
Common stocks	88,580	—	—	88,580
Corporate bonds	—	2,615	—	2,615
Equity swaps—short exposure	—	245	—	245
Futures	334	—	—	334
Options	6,162	—	—	6,162
	$195,635	$2,860	$—	$198,495

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Consolidated Funds' investments

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$2,006	$—	$—	$2,006
Commercial paper	—	3,927	—	3,927
Corporate bonds	—	401	—	401
Other investments
Portfolio Funds	—	8,078	213,402	221,480
Lehman claims	—	—	7,340	7,340
	$2,006	$12,406	$220,742	$235,154

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$7,682	$—	$—	$7,682
Corporate bonds	—	1,040	—	1,040
Other investments
Portfolio Funds	—	15,889	311,242	327,131
Lehman claims	—	—	6,243	6,243
	$7,682	$16,929	$317,485	$342,096

The following table includes a rollforward of the amounts for the years ended December 31, 2011 and 2010 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Operating Entities											Consolidated Funds
	Common stocks	Common stocks, sold not yet purchased	Restricted Common Stock	Corporate Bonds	Options	Warrants and Rights		Portfolio Funds		Real estate	Lehman claim	Portfolio Funds		Lehman claim
	(dollars in thousands)
Balance at December 31, 2009	$334	$—	$—	$—	$—	$—		$17,370		$1,077	$209	$97,366		$3,881
Transfers in	—	—	—	—	—	1,356	(a)	855	(b)	—	—	382,004	(a)	—
Transfers out	—	—	—	—	—			(2,866)	(c)			(9,139)	(a)	—
Purchases/(covers)	—	—	5,000	1,215	10,179	36		310,078		800	—	20,685		—
(Sales)/short buys	—	—	—	(1,634)	(10,343)	(938)		(310,562)		(100)	—	(197,035)		(8,547)
Realized gains (losses)	—	—	—	419	164	495		1,108		—	—	4,224		—
Unrealized gains (losses)	—	—	—	—	—	1,028		1,098		105	104	13,137		10,909
Balance at December 31, 2010	$334	$—	$5,000	$—	$—	$1,977		$17,081		$1,882	$313	$311,242		$6,243
Transfers in	—		—	—	—	—		566	(a)	—	—	—		—
Transfers out	—		—	—	—	—		—		—	—	—		—
Purchases/(covers)	687	(978)	—	—	—	111		52,475		330	—	2		—
(Sales)/short buys	(568)	833	(4,857)	—	—	(84)		(53,435)		(10)	—	(104,243)		—
Realized gains (losses)	159	145	(143)	—	—	48		157		—	—	2,508		—
Unrealized gains (losses)	457		—	—	69	(587)		2,061		151	240	3,893		1,097
Balance at December 31, 2011	$1,069	$—	$—	$—	$69	$1,465		$18,905		$2,353	$553	$213,402		$7,340

(a)	Changes in the observability of inputs used in the valuation of such assets

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(b)	Deconsolidation of Ramius Alternative Replication Fund Ltd (See Note 3b)

(c)	Deconsolidation of CHRP GP (See Note 3b)
All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying consolidated statements of operations.
There were no significant transfers between level 1 and level 2 assets and liabilities for the year ended December 31, 2011 and 2010, respectively.

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These include assets, such as goodwill and intangibles (see Note 10), which have been written down to fair value, during the twelve months ended December 31, 2011, as a result of an impairment.

8. Receivables from and Payable to Brokers

Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of December 31, 2011 and 2010, receivable from brokers was $62.0 million and $95.9 million, respectively. Payable to brokers was $213.4 million and $85.7 million as of December 31, 2011 and 2010, respectively. The Company's receivables from and payable to brokers balances are concentrated amongst three reputable financial institutions.
9. Fixed Assets
As of December 31, 2011 and 2010, fixed assets consisted of the following:

	As of December 31,
	2011	2010
	(dollars in thousands)
Telephone and computer equipment	$12,828	$8,576
Computer software	5,419	4,831
Furniture and fixtures	5,997	4,630
Leasehold improvements	30,264	25,271
Assets acquired under capital leases—equipment	6,337	6,337
Construction in progress	—	4,650
Other	49	60
	60,894	54,355
Less: Accumulated depreciation and amortization	(23,852)	(17,764)
	$37,042	$36,591
Depreciation and amortization expense related to fixed assets was $7.4 million, $5.7 million and $4.4 million for the years ended December 31, 2011, 2010, and 2009, respectively and are included in depreciation and amortization expense in the accompanying consolidated statements of operations.

During the fourth quarter of 2011, the Company committed to vacate the Whitehall leased property as part of the discontinued operations and accordingly accelerated depreciation and amortization of the leasehold improvements and related fixed assets for the total amount of $8.7 million. Of this amount, $7.4 million was directly attributable to discontinued operations since this location was used for the former LaBranche business (see Note 4) and was recorded within net income (loss) from discontinued operations, net of taxes in the consolidation statement of operations for the twelve months ended December 31, 2011. The remaining $1.3 million was indirectly attributable to discontinued operations and therefore recorded within depreciation and amortization expense in the accompanying consolidated statements of operations.
Assets acquired under capital leases were $6.3 million as of December 31, 2011 and 2010. If the assets acquired under capital leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. The depreciation of assets capitalized

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

under capital leases is included in depreciation and amortization expenses and was $0.5 million for the year ended December 31, 2011. For the year ended December 31, 2010 no depreciation was recorded because the assets were not in service until August 2011.
As of December 31, 2010, construction in progress consisted primarily of leasehold improvement costs related to additional space acquired at 599 Lexington Avenue office. The construction of leasehold improvements was completed in January 2011 and the Company began depreciating these costs at that time.
For the year ended December 31, 2010, the Company recorded accelerated depreciation of $2.2 million related to leasehold improvements for a portion of office space located at 1221 Avenue of Americas. This amount is included in depreciation and amortization expense in the accompanying consolidated statements of operations. See Note 19 to the Company's consolidated financial statements for further discussion.
10. Goodwill and Intangible Assets
Goodwill
The Company recognized goodwill of $30.2 million as a result of a 2004 business combination within the Alternative Investment Management segment.
As a result of the November 2009 Transactions discussed in Note 2, the Company recognized additional goodwill of $7.2 million during the year ended December 31, 2009. This goodwill is recorded within the broker-dealer segment.
Based on a valuation performed by an independent valuation firm in order to test the goodwill for impairment as of December 31, 2010, it has been determined that no impairment loss would need to be recognized for the year ended December 31, 2010. The testing was performed using market multiples and discounted cash flow analysis.
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
For the year ending December 31, 2011, the Company engaged an independent valuation specialist to assist with the goodwill impairment analysis.  The independent valuation specialist employed industry standard tools and methodology which incorporated both market and income approach. Based on the results of the impairment analysis as of December 31, 2011, it has been determined that no impairment loss would need to be recognized relating to the goodwill recorded within the Alternative Investment Management segment.

However, the Company recognized an impairment charge for the entire amount of goodwill related to the broker-dealer segment amounting to $7.2 million.  This was primarily due to the effects of global and macro economic conditions that prevailed throughout the year. Specifically, the adverse investment climate coupled with the European Debt crises, resulted in declining trading volumes and increased volatility. These developments negatively affected the Company's revenues in particular the broker-dealer segment and caused the per share price to decline below a tangible book value.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the changes in the Company's goodwill balance, by segment, for the years ended December 31, 2011 and 2010:

	2011			2010
	Alternative Investment Management	Broker- Dealer	Total	Alternative Investment Management	Broker- Dealer	Total
	(dollars in thousands)
Beginning balance:
Goodwill	$30,228	$7,151	$37,379	$30,228	$7,151	$37,379
Accumulated impairment charges	(10,200)	—	(10,200)	(10,200)	—	(10,200)
Net	20,028	7,151	27,179	20,028	7,151	27,179
Activity:
Goodwill impairment charges	—	(7,151)	(7,151)	—	—	—
	—	(7,151)	(7,151)	—	—	—
Ending balance:
Goodwill	30,228	7,151	37,379	30,228	7,151	37,379
Accumulated impairment charges	(10,200)	(7,151)	(17,351)	(10,200)	—	(10,200)
Net	$20,028	$—	$20,028	$20,028	$7,151	$27,179
Intangible assets
Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2011 and 2010. The trade name, customer relationships, and customer contracts were acquired in connection with the Transactions in November 2009. See Note 2 for further discussion.

		December 31, 2011			December 31, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Investment contracts	5	$3,900	$(3,900)	$—	$3,900	$(3,900)	$—
Trade name	7.5	9,400	(6,649)	2,751	9,400	(1,463)	7,937
Customer relationships	4	6,800	(4,916)	1,884	6,800	(1,983)	4,817
Customer contracts	1.2	800	(800)	—	800	(800)	—
Covenants to not compete	1 or 2	1,950	(1,950)	—	—	—	—
Covenants with limiting conditions	10	580	(580)	—	—	—	—
Intellectual property	3	2,550	(1,425)	1,125	—	—	—
		$25,980	$(20,220)	$5,760	$20,900	$(8,146)	$12,754

(1) Includes impairment charges related to intangible assets during the year ended December 31, 2011.

Intangibles acquired upon acquisition of LaBranche in the second quarter of 2011 (See Note 2) are covenants to not compete, covenants with limiting conditions and intellectual property. These intangibles were assessed for impairment when the Company discontinued the operations of the LaBranche subsidiaries (See Note 4) and an impairment charge of $2.9 million (in addition to the $1.0 million of amortization recorded during the year) was recognized as the Company will no longer derive future benefits from these intangibles. This amount was recorded in net income (loss) from discontinued operations, net of tax in the accompanying consolidated statements of operations for the year ended December 31, 2011.

The Company recorded an impairment charge of $5.2 million related to the trade name and customer relationships acquired during the 2009 Transaction which is attributable to the broker-dealer segment. The impairment charge recognized is primarily attributable to the lower customer trading volumes and is recorded in depreciation and amortization expense within the accompanying consolidated statements of operations for the year ended December 31, 2011. The Company used the discounted cash flow approach to determine the future benefits expected to be derived from the trade name and customer relationships.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Amortization expense related to intangible assets (including impairment charges of $5.2 million relating to the broker-dealer segment) was $8.1 million, $3.6 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. All of the Company's intangible assets have finite lives. There were no impairment charges related to intangible assets during the years ended 2010 and 2009.
The estimated future amortization expense for the Company's intangible assets as of December 31, 2011 is as follows:

(dollars in thousands)
2012	$1,993
2013	1,822
2014	741
2015	516
2016	516
Thereafter	172
$5,760
11. Other Assets
Other assets in Operating Entities are as follows:

	As of December 31,
	2011		2010
	(dollars in thousands)
Deposits	$1,273		$1,384
Prepaid expenses	8,139		7,691
Taxes receivable	2,064		2,033
Derivative contracts, at fair value	807		442
Receivable from portfolio companies	4,349		109
Interest receivable	5,800		5,237
Other	4,188	(1)	2,560
	$26,620		$19,456
(1) The Company has recorded an insurance receivable of $1.3 million relating to the legal and regulatory reserve (See Note 12).
12. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2011	2010
	(dollars in thousands)
Deferred rent obligations (see Note 3k)	$15,327	$16,000
Deferred income on sale-leaseback (see Note 3u)	1,037	1,536
Equity in RCG Longview Partners II, LLC (see Note 6a(3))	5,775	5,576
Legal and regulatory reserve (Note 19)	10,100	1,500
Liability for future rent payments (see Note 19)	5,912	—
Termination of service contracts	1,551	—
Derivative contracts, at fair value	757	579
Accrued expenses and accounts payable	18,880	15,845
Accrued tax liabilities	2,123	1,231
	$61,462	$42,267

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

13. Redeemable Non-Controlling Interests in Consolidated Subsidiaries
Redeemable non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of December 31,
	2011	2010
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating Companies(a)	$6,472	$1,009
Consolidated Funds	98,115	143,337
	$104,587	$144,346

(a)	See Note 3b

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating Companies	$7,002	$1,759	$602
Consolidated Funds and certain real estate entities	(1,175)	11,968	15,646
	$5,827	$13,727	$16,248

In connection with the Transactions, Cowen Holdings purchased from HVB the 50% interest in Ramius Alternative Solutions that HVB owned, resulting in Ramius Alternative Solutions becoming a wholly owned subsidiary of the Company. This resulted in the derecognition of the carrying value of HVB's non-controlling interest of $13.5 million as of the acquisition date. Included in income (loss) attributable to redeemable non-controlling interests for the year-ended December 31, 2009 is $0.4 million of income attributable to HVB for the period from January 1, 2009 to November 2, 2009.
Also in connection with the Transactions, the Company recorded non-controlling interest in the CHRP GPs of $6 million. See Note 2 for further information.
14. Other Revenues and Expenses
Included within other revenues in the consolidated statements of operations for the years ended December 31, 2011 and 2010, are gross insurance premium income of $35 million and $3.1 million which is offset by gross reinsurance premium expense of $35 million and $3.1 million related to the Luxembourg reinsurance companies. Other revenues for the year ended December 31, 2009 include legal settlement income of $1.9 million.
During June 2008, the Company sold its fractional share ownership of a business aircraft for a net gain of $0.5 million. In the same month, October LLC, a wholly owned subsidiary of the Company, also sold an aircraft through a sale-leaseback transaction. The Company is recognizing a net gain of $2.8 million over a period of sixty-seven months, the term of the lease. During the years ended December 31, 2011, 2010, and 2009, the amount of the gain recognized in the other revenue in the accompanying consolidated statements of operations was $0.5 million each year, respectively. In connection with this transaction, the Company was required to maintain minimum assets under management at all times of not less than $6.5 billion. In the event that the Company does not maintain this minimum, the Company shall immediately either a) deposit collateral with a perfected security interest to secure the next twelve months' lease payments (approximately $1.8 million) or b) provide a letter of credit in the same amount. As of and during the years ended December 31, 2011 and 2010 the Company was in compliance with this minimum requirement.
Other expenses, during the years ended December 31, 2011, 2010, and 2009, are primarily the general administrative expenses of operating the various operating company subsidiaries or the Consolidated Funds.
15. Share-Based Compensation and Employee Ownership Plans
Share-based compensation plans in place after the Transactions
The Company issues share based compensation under Cowen Holdings' previously established 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two to five year period. As of December 31, 2011, there were approximately 0.7 million shares available for future issuance under the Equity Plans. On January 1, 2012, 8.2 million shares were added to the shares available under the 2010 Equity and Incentive Plan to bring the total equal to 7.5% of the Company's outstanding shares of stock.
In addition to the Equity Plans, certain employees of the Company were issued RCG membership interests by RCG, a related party of the Company, in connection with the Transactions (the “RCG Grants”). Substantially all of the assets owned by RCG consist of shares of common stock of the Company. Accordingly, upon withdrawal of capital from RCG, members receive either distributions in kind of shares of common stock of the Company, or the proceeds from the sale of shares of the Company's common stock attributable to their capital accounts. The RCG Grants are subject to a service condition and vest to each employee over a period of approximately three years. Any RCG Grants forfeited are redistributed to the remaining stakeholders in RCG, which includes both employees and non-employees. The RCG Grants represent awards to employees of the Company by a related party, as compensation for services provided to the Company. As such, the expense related to these grants is included in the compensation expense of the Company, with a corresponding credit to stockholders equity.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $22.9 million, $14.1 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The income tax effect recognized for the Equity Plans was a benefit of $11.5 million, $6 million and $1 million for the years ended December 31, 2011, 2010 and 2009, respectively.
In relation to awards under the RCG Grants, the Company recognized expense of $5.4 million, $6.5 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The income tax effect recognized for the RCG Grants was a benefit of $2.1 million, $2.6 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
In connection with the Transactions, 892,782 stock options of Cowen Holdings common stock outstanding at the effective time of the merger were converted into stock options of the Company on a one-for-one basis. There were no other stock options granted or exercised during the years ended December 31, 2011 and 2010.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's stock option activity for the year ended December 31, 2011:

	Shares Subject to Option	Weighted Average Exercise Price/Share		Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
				(in years)	(dollars in thousands)
Balance outstanding at December 31, 2009	892,782	$15.06		3.81
Options granted	150,003	3.96	(2)
Options acquired	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(149,353)	16.00
Balance outstanding at December 31, 2010	893,432	$13.04		3.5
Options granted	—	—
Options acquired	—	—
Options expired	(27,004)	16
Balance outstanding at December 31, 2011	866,428	$12.95		2.53	$—
Options exercisable at December 31, 2010	743,429	$14.87		2.87	$—
Options exercisable at December 31, 2011	716,425	$14.83		1.89	$—

(1)	Based on the Company's closing stock price of $2.59 on December 31, 2011 and $4.69 on December 31, 2010.

(2)	The weighted average grant date fair value was $1.84.
As of December 31, 2011, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
Restricted Shares and Restricted Stock Units Granted to Employees
In connection with the Transactions, 185,828 restricted shares of Cowen Holdings common stock outstanding at the effective time of the merger were converted into restricted shares of the Company on a one-for-one basis. Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the year ended December 31, 2011:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2009	2,554,182	$6.90
Granted	6,220,608	4.61
Vested	(1,561,317)	5.48
Cancelled	(856,438)	4.15
Forfeited	(569,014)	5.26
Balance outstanding at December 31, 2010	5,788,021	$5.39
Granted	6,153,187	4.27
Vested	(3,979,730)	3.38
Cancelled	(7,735)	4.31
Forfeited	(436,061)	4.82
Balance outstanding at December 31, 2011	7,517,682	$5.57
The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of December 31, 2011, there was $24.6 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.28 years.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

RCG Grants
The following table summarizes the Company's RCG Grants activity for the year ended December 31, 2011:

	Nonvested RCG Grants		Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2009	2,859,426		$7.30
Granted	—		—
Vested	(91,502)		—
Forfeited	(129,846)	*	—
Balance outstanding at December 31, 2010	2,638,078		$7.30
Granted	—		—
Vested	(1,297,726)		7.30
Forfeited	(42,139)	*	7.30
Balance outstanding at December 31, 2011	1,298,213		$—

* Forfeitures of non vested RCG Grants are reallocated to other interests within RCG Holdings, LLC.
The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the Transactions.
As of December 31, 2011 there was $4.7 million of unrecognized compensation expense related to the Company's RCG Grants. Unrecognized compensation expense related to RCG Grants is expected to be recognized over a weighted-average period of 0.83 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 163,554 restricted stock units awarded, which were immediately vested and expensed upon grant, during the year ended December 31, 2011. Vested awards of 73,480 were delivered to non-employee members of the Company's Board of Directors during the year ended December 31, 2011. As of December 31, 2011 there were 188,128 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors.
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
As all unvested Equity REOP and Phantom REOP units vested upon the close of the Transactions, the Company expensed any remaining unvested portions of these awards in November 2009 and the plan was closed. Compensation expense related to the REOP Program was $2.9 million for the year ended December 31, 2009.
For the years ended December 31, 2011, 2010, and 2009, the Company did not capitalize as an asset any compensation expense and had no income tax benefit related to the REOP Program compensation arrangement. There was no compensation payable and no unrecognized compensation expense related to REOP Program awards as of December 31, 2011 and 2010.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Rapp Program
Ramius Alternative Solutions LLC, a wholly owned subsidiary of the Company, sponsors an employee Profit Participation Plan ("Rapp Program") for key employees. The Rapp Program provides for the granting of equity interests in related entities with initial grant values based on a certain percentage of profits of Ramius Alternative Solutions LLC. One half of the amount granted represents equity units in one of the consolidated fund-of-funds products managed by Ramius Alternative Solutions LLC chosen by senior management. Prior to the Transactions, the other half of the amount granted represents equity units of RCG. For any future grants under the Rapp Program, the other half of the amount granted will represent equity units of the Company.
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
For the years ended December 31, 2011, 2010 and 2009, there was no award activity in the Rapp Program. Compensation expense related to the Rapp Program was $1.3 million for the year ended December 31, 2009. There was no compensation payable and no unrecognized compensation expense related to Rapp Program awards as of December 31, 2011 or 2010.
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
16. Defined Benefit Plans
On December 1, 2005, the Company adopted a defined benefit plan ("Cash Balance Plan") to provide retirement income to all eligible employees of the Company and its subsidiaries in accordance with the terms and conditions in the plan document. The Plan blends the features of a traditional defined benefit plan with the features of a defined contribution plan.  In this plan, hypothetical individual accounts periodically receive a contribution credit and an interest credit.  The contribution credits are a flat dollar amount that vary with age. Investment policies and strategies of the Cash Balance Plan are set by the Retirement Plan Committee and approved by the plan  trustees. The plan trustee will oversee the actual investment of plan assets into permitted asset classes to achieve targeted plan returns. There were net assets of $5.6 million and $5.8 million in the Cash Balance Plan as of December 31, 2011 and 2010, respectively. Hypothetical participant balances are vested at all times. The method of payment for Cash Balance Plan is an annuity unless the participant elects an alternate choice of payment.  The Cash Balance Plan is developed to meet the requirements of Section 401(a) and Section 501(a) of the Internal Revenue Code.
The Company's funding policy for the Cash Balance Plan is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act ("ERISA") of 1974. The Company contributed $0.6 million into the plan

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

during 2011. The Company did not contribute into the plan during 2010. The Company contributed $1 million into the plan during 2009. The Company recorded a settlement loss of approximately $28,000 during the year ended December 31, 2009 in connection with terminations and related payouts occurring during the period. The Trustees of the Cash Balance Plan have decided to temporarily suspend plan contributions credits effective from January 1, 2009.
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
In addition, Ramius Japan Ltd. also established a defined benefit plan (the "Retirement Allowance Plan") covering its employees. There are no plan assets associated with this plan and the benefits are based on years of credited service and a percentage of the employees' compensation.
The estimated future benefits for the above plans are an actuarial estimate of the benefits that the Company will be required to pay. A measurement date of December 31 was used for each of the actuarial calculations.
The following amounts contained in the following tables relate to the above plans in aggregate as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009:

	As of December 31,
	2011	2010
	(dollars in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$6,311	$6,596
Service cost	50	54
Interest cost	264	317
Actuarial loss (gain)	(55)	(47)
Curtailments	—	(140)
Lump sum settlement	(991)	(480)
Effect of change in currency conversion	12	11
Benefit obligation at end of year	$5,591	$6,311
Change in plan assets
Fair value of plan assets at beginning of year	$5,791	$5,846
Actual return on plan assets	206	534
Employer contributions	633	—
Benefits paid	(991)	(589)
Fair value of plan assets at the end of year	$5,639	$5,791
Funded balance at end of year	$48	$(520)
Amounts recognized in the consolidated statement of financial condition
Liabilities	$48	$(520)
Accumulated benefit obligation	$5,533	$6,270

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$51	$54	$72
Interest cost	264	317	339
Expected return on plan assets	(277)	(294)	(328)
Amortization of (loss) / gain	—	—	(4)
Amortization of prior service cost	23	23	24
Effect of curtailment	—	(10)	62
Effect of settlement	(31)	(7)	12
Net periodic benefit cost	$30	$83	$177
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss	$17	$(234)	$(542)
Effect of curtailment	—	10	(62)
Effect of settlement	31	6	(12)
Amortization of loss / (gain)	—	—	4
Amortization of prior service cost	(23)	(23)	(24)
Total recognized in other comprehensive loss	$25	$(241)	$(636)
Total recognized in net periodic benefit cost and other comprehensive loss	$55	$(158)	$(459)
Amounts recognized in accumulated other comprehensive loss
Net gain (loss)	$80	$127	$(154)
Prior service cost	(441)	(463)	(449)
Effect of change in currency conversion	—	—	26
Total recognized in accumulated other comprehensive loss	$(361)	$(336)	$(577)
Estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year
Prior service cost	$19	$3	$19
Net gain (loss)	$—	$—	$—
The discount rates as of December 31, 2011, 2010, and 2009 used to measure the year-end benefit obligations and the earnings effects for the subsequent year were as follows:

	Cash Balance Plan			GmbH Plan			Retirement Allowance Plan
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount Rate	6%	6%	6%	—%	N/A	N/A	—%	2.25%	2.50%
Rate of Compensation Increase	N/A	N/A	N/A	—%	N/A	N/A	—%	2.40%	2.50%
The assumed long term rate of return on the Cash Balance Plan assets was 6% as of December 31, 2011, 2010 and 2009. The Company's approach in determining the long-term rate of return for plan assets is based upon historical financial market relationships that have existed over time with the presumption that this trend will generally remain constant in the future.
The composition of plan assets by asset category for the Cash Balance Plan are set forth below:

	As of December 31,
	2011	2010
	(dollars in thousands)
Ramius Multi-Strategy Fund Ltd(a)	$506	$812
Ramius Global Credit Fund Ltd(b)	1,040	725
External Mutual Funds—Total return(c)	1,785	2,699
External Mutual Funds—Real Return(d)	1,079	362
External Mutual Funds—Conservative(e)	1,229	1,193
	$5,639	$5,791

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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

(c)
External Mutual Funds—Total Return's main objective is to achieve maximum total return by investing assets in a diversified portfolio of fixed income instruments of varying maturities which may be represented by derivatives.

(d)	External Mutual Funds—Real Return's main objective is to seek to achieve maximum total return after inflation consistent with preservation of real capital and prudent investment management.

(e)	External Mutual Funds—Conservative's main objective is to seek to achieve a high level of current income with some consideration given to the growth of capital by investing in fixed-income securities.
Estimated future benefits payments
The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

(dollars in thousands)
2012	$3,653
2013	261
2014	1,641
2015	261
2016	1,477
2017 - 2021	3,198
$10,491
The Company does not plan to contribute any additional amounts to the pension plan during calendar year 2012.
17. Defined Contribution Plans
The Company sponsors two Retirement and Savings Plans which are defined contribution plans pursuant to Section 401(k) of the Internal Revenue Code (the "401k Plans"). All full-time employees of the Company can contribute on a tax deferred basis to the 401k Plans up to 100% of their annual compensation, subject to certain limitations. The Company provides matching contributions for certain employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401k Plans. For the years ended December 31, 2011, 2010, and 2009, the Company's contributions to the Plans (and related cost recognized) were $1.5 million, $1.6 million and $0.7 million, respectively.
GmbH contributes to employer sponsored defined contribution plans for its Austria, United Kingdom and Germany based employees. These defined contribution plans are invested with several pension providers based in Europe and the pension holders are entitled to insurance type guaranteed entitlements. The contribution amounts for the plans vary by pension provider and are also limited by the local statutory requirements. For the year ended December 31, 2009, GmbH's contribution to defined contribution plans and related cost recognized $0.1 million. The Company has incurred no additional costs since 2009.
18. Income Taxes
The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand‑alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries are the United Kingdom, Germany, Luxembourg, Japan, Hong Kong, and China.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's income tax expense for the years ended December 31, 2011, 2010, and 2009 are as follows:

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Continued Operations
Current tax expense/(benefit)
Federal	$—	$121	$(4,227)
State and local	560	(149)	(556)
Foreign	897	963	315
Total	1,457	935	(4,468)
Deferred tax expense/(benefit)
Federal	$2	$(35)	$2,256
State and local	(6)	(13)	—
Foreign	(21,526)	(22,287)	(5,993)
Total	(21,530)	(22,335)	(3,737)
Total Tax expense/(benefit)	$(20,073)	$(21,400)	$(8,205)
Discontinued Operations
Current tax expense/(benefit)
Federal	$—	$—	$—
State and local	(5)	—	—
Foreign	(424)	—	—
Total	(429)	—	—
Deferred tax expense/(benefit)
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Total	—	—	—
Total Tax expense/(benefit)	$(429)	$—	$—
Total
Current tax expense/(benefit)
Federal	$—	$121	$(4,227)
State and local	555	(149)	(556)
Foreign	473	963	315
Total	1,028	935	(4,468)
Deferred tax expense/(benefit)
Federal	$2	$(35)	$2,256
State and local	(6)	(13)	—
Foreign	(21,526)	(22,287)	(5,993)
Total	(21,530)	(22,335)	(3,737)
Total Tax expense/(benefit)	$(20,502)	$(21,400)	$(8,205)
Consolidated U.S. income/(loss) before income taxes was $(122.2) million in 2011, $(50) million in 2010, and $(42.8) million in 2009 . The corresponding amounts for non-U.S.-based income/(loss) were $(0.5) million in 2011, $(3.1) million in 2010, and $(4.4) million in 2009.
The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2011, 2010, and 2009 are as follows:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	2011	2010	2009
Pre-tax loss at U.S. statutory rate	35.0%	35.0%	35.0%
Partnership loss not subject to corporate tax	—	—	(17.5)
Change in valuation allowance	(33.3)	(29.9)	(13.0)
Deferred asset recognition	11.5	27.2	12.5
Bargain purchase price	6.3	—	—
Minority interest reversal	1.7	9.0	—
Other, net	(4.5)	(1.0)	0.4
Total	16.7%	40.3%	17.4%
As of December 31, 2011, the Company has income taxes receivable of approximately $2.1 million which is included in other assets on the consolidated statements of financial condition. This receivable mainly represents refund claims for federal and foreign taxes resulting from carrying back net operating losses to the Company's 2006 and 2009 tax returns, respectively.
The components of the Company's deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Net operating loss	$109,893	$22,844
Deferred compensation	38,191	38,396
Unrealized losses on investments	13,432	2,987
Goodwill	11,760	13,288
Legal reserves	3,592	—
Foreign tax credits	1,837	1,786
Acquired lease liability	1,456	3,355
Other	1,416	1,986
Total deferred tax assets	181,577	84,642
Valuation allowance	(157,007)	(67,959)
Deferred tax assets, net of valuation allowance	24,570	16,683
Deferred tax liabilities
Basis difference on investments	(15,351)	(7,772)
Fixed assets	(5,207)	(3,482)
Intangible assets	(2,975)	(5,219)
Other	(1,028)	(50)
Total deferred tax liabilities	(24,561)	(16,523)
Deferred tax assets, net	$9	$160
Deferred tax assets, net of valuation allowance, are reported in other assets in the consolidated statements of financial condition. In addition to the deferred tax balances in the table above, the Company records balances related to its operating losses in Luxembourg, which are discussed below.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. The Company recorded a valuation allowance of approximately $157.0 million against its deferred tax assets as of December 31, 2011 and approximately $68.0 million as of December 31, 2010 as management believes it is more likely than not that the deferred tax assets will not be realized. Separately, the Company has deferred tax liabilities of $24.6 million as of December 31, 2011, and $16.5 million as of December 31, 2010.
In 2011, the Company recorded a deferred tax benefit of $21.7 million, representing the deferred tax benefits generated by a local subsidiary upon acquisition of reinsurance companies in Luxembourg. The Company acquired two reinsurance companies in Luxembourg from third parties offering a service program that provides reinsurance coverage to the Company against certain risks. These reinsurance companies had deferred tax liabilities and upon these purchases, pursuant to an Advance

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Tax Agreement, the local subsidiary generated deferred tax assets that fully offset these liabilities, resulting in the recognition of this deferred tax benefit. In 2010, the Company recorded a deferred tax benefit of $22.2 million from similar acquisitions. In 2011 and 2010, the Company incurred $0 and $4.1 million, respectively, of transaction related financing costs in connection with acquisitions of Luxembourg reinsurance companies, which is reflected in interest and dividends expense in the consolidated Statements of Operations.
The Company has the following net operating loss carryforwards at December 31, 2011:

	Federal	New York	Hong Kong
Jurisdiction:
Net operating loss (in millions)	$262	$362	$9
Year of expiration	2029	2029	Indefinite
In addition to the net operating loss carryforwards in the table above, the Company also has net operating loss carryforwards in Luxembourg. These loss carryforwards are only accessible to the extent of taxable income generated by the Luxembourg reinsurance companies, including any deferred income that will be generated in the future. Consequently, the Company recorded a deferred tax asset of $85.8 million, net of deferred tax liabilities of $173.9 million in connection with future taxable income, and an offsetting valuation allowance of $85.8 million against its Luxembourg net operating loss carryforwards that are in excess of such taxable income.
As of December 31, 2011, the Company has capital loss and foreign tax credit carryovers of $0 and $1.8 million, respectively. The foreign tax credit carryforwards will fully expire by 2019. The Company underwent a change of control under Section 382 of the Internal Revenue Code on November 2, 2009. Accordingly, a portion of the Company's deferred tax assets, in particular a portion of its net operating loss and foreign tax credit carryovers, will be subject to an annual limitation. The deduction limitation is approximately $2.4 million annually and applies to approximately $13.7 millions of pre-transaction losses. The Company will not lose any deferred tax assets as a result of this limitation. Further, the acquisition of LaBranche by the Company on June 28, 2011 caused an ownership change of LaBranche under Section 382. As such, the portion of the Company's deferred tax assets representing the net operating losses from LaBranche will be subject to a separate annual limitation. The limitation is approximately $6.7 million annually and applies to approximately $101.7 million of net operating losses.
The Company adopted the accounting guidance for accounting for uncertainty in income taxes as of April 1, 2007. This guidance clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Company does not have any uncertain tax positions recorded for the year ended December 31, 2011. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Beginning Balance	$—	$—	$504
Additions:
Current year tax positions	—	—	—
Prior year tax positions	—	—	—
Reductions:
Expired statue of limitations	—	—	(504)
Ending Balance	$—	$—	$—
The Company is subject to examination by the United States Internal Revenue Service (IRS), the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. The Company concluded the IRS audit for the tax years 2006 through 2009 with no proposed changes by the IRS.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company's foreign subsidiaries totaled $3.5 million at December 31, 2011. Determining the tax liability that would arise if these earnings were remitted is not practicable.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies
Lease Obligations
The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Net rent expense was $16.7 million, $10.5 million, and $9.7 million, for the year ended December 31, 2011, 2010, and 2009, respectively.
On August 20, 2010, the Company entered into an amendment to the Company's original lease for offices located at 1221 Avenue of Americas, New York, to surrender a portion of the office space. As of January 1, 2011, the Company surrendered a portion of the space. As of December 31, 2011, the Company vacated the remaining portion of the leased premises located at 1221 Avenue of Americas. As a result, the Company recognized a liability in the amount of $5.7 million relating to future rent payments and other monthly amounts associated with the lease through its expiration in September 2013. Additionally, the Company reversed a previously recorded unfavorable lease liability in the amount of $2.1 million related to this lease. The net impact of $3.6 million has been included within occupancy and equipment expense in the accompanying consolidated statements of operations.
On August 20, 2010, the Company entered into an amendment to the Company's original lease for offices located at 599 Lexington Avenue, New York, to lease approximately 18,500 square feet of additional office space through August 2022.
During the fourth quarter of 2011, the Company entered into an agreement to sublease the premises located at 33 Whitehall Street (acquired through the LaBranche transaction during the second quarter of 2011). This sublease extends through February 2017, the end of the lease term under the lease for the premises located at 33 Whitehall Street.
As of December 31, 2011, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases(a)	Service Payments (b)	Facility Leases (c)
	(dollars in thousands)
2012	$3,301	$11,582	$16,779
2013	3,301	9,151	16,052
2014	1,548	8,109	14,174
2015	1,051	3,032	11,582
2016	194	193	10,775
Thereafter	—	—	52,495
	$9,395	$32,067	$121,857

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 20 for further information on capital lease minimum payments.

(b)
The Company is contractually committed to future cash payments for various service agreements but the Company has accelerated $0.8 million of expense during the fourth quarter of 2011 since these services were discontinued prior to December 31, 2011.

(c)
The Company has entered into various agreements to sublease certain of its premises on a month-to-month basis. The Company recorded sublease income related to these leases of $0.3 million and $0.8 million for the year ended December 31, 2011 and 2010, respectively.

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.
The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances. As of December 31, 2011, the clawback obligations were $6.2 million. (See Note 25).
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Unfunded Commitments
As of December 31, 2011, the Company had unfunded commitments of $6.4 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company also has committed to invest $42.2 million in the funds managed by Cowen Healthcare Royalty Partners (the “CHRP Funds”) as a limited partner of the CHRP Funds and also as a member of CHRP GP, the general partner of the CHRP Funds. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the CHRP Funds along with the other limited partners. Through December 31, 2011, the Company has funded $23.9 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of December 31, 2011, the Company's unfunded commitment to Starboard Value and Opportunity Fund LP is $2.9 million.
Litigation
In the ordinary course of business, the Company and its affiliates and subsidiaries and current and former officers, directors and employees (the "Company and Related Parties") are named as defendants in, or as parties to, various legal actions and proceedings. Certain of these actions and proceedings assert claims or seek relief in connection with alleged violations of securities, banking, anti-fraud, anti-money laundering, employment and other statutory and common laws. Certain of these actual or threatened legal actions and proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief.

In the ordinary course of business, the Company and Related Parties are also subject to governmental and regulatory examinations, information gathering requests (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Certain affiliates and subsidiaries of the Company are investment banks, registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, commodity futures and other regulators. In connection with formal and informal inquiries by these regulators, the Company and such affiliates and subsidiaries receive requests, and orders seeking documents and other information in connection with various aspects of their regulated activities.
Due to the global scope of the Company's operations, and its presence in countries around the world, the Company and Related Parties may be subject to litigation, and governmental and regulatory examinations, information gathering requests, investigations and proceedings (both formal and informal), in multiple jurisdictions with legal and regulatory regimes that may differ substantially, and present substantially different risks, from those the Company and Related Parties are subject to in the United States.
The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of the Company and its shareholders, and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.
In accordance with the US GAAP, the Company establishes reserves for contingencies when the Company believes that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company discloses a contingency if there is at lease a reasonable possibility that a loss may have been incurred and there is no reserve for the loss because the conditions above are not met. The Company's disclosure includes an estimate of the reasonably possible loss or range of loss for those matters, for which an estimate can be made. Neither reserve nor disclosure is required for losses that are deemed remote.
    The Company appropriately reserves for certain matters where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. Such amounts are included within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.
In connection with Cowen Holdings' previous initial public offering (“IPO”) and separation from Société Générale (“SG”) in 2006, Cowen Holdings entered into an indemnification agreement with SG under which (1) SG will indemnify, and will defend and hold harmless Cowen Holdings and each of the Cowen Holdings' subsidiaries from and against certain

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

liabilities assumed or retained by SG; and (2) SG will indemnify Cowen Holdings for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the Cowen Holdings' IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (the “Indemnification Agreement”). To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. As of December 31, 2011 and 2010, the total amount reserved in relation to the Indemnification Agreement was $0.5 million, respectively, and is accrued in accounts payable, accrued expenses and other liabilities in the consolidated statement of financial condition.
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
Except for the matters described below, based on the Company's currently available information, the Company does not believe that any matter will have a material adverse effect on the Company's financial condition.
LaBranche Litigation
On February 22, 2011, a putative class action, captioned Moskal v. LaBranche & Co., et. al., was filed in the Supreme Court of the State of New York, County of New York, naming as defendants the Company, LaBranche & Co. and members of the board of directors of LaBranche & Co. (collectively, “LaBranche”), and Louisiana Merger Sub, Inc. On February 26, 2011, a separate lawsuit was filed, captioned Borowka v. LaBranche & Co., et al., in the Supreme Court of the State of New York, County of New York naming as defendants the same parties.  The lawsuits challenged LaBranche's decision to sell all of its outstanding shares of common stock to the Company for $192.8 million.  The complaints alleged, among other things, that the Company aided and abetted the LaBranche defendants in breaching their fiduciary duties to shareholders by failing to maximize the sale price for LaBranche.
On May 2, 2011, the parties to the consolidated lawsuit reached an agreement in principle to settle the consolidated lawsuit. On October 25, 2011, the parties executed a stipulation of settlement, which was filed with the Supreme Court on October 26, 2011.  A hearing was held on February 1, 2012, at which the Supreme Court approved the settlement, which resolved all of the claims that were or could have been brought in the actions being settled, including all claims relating to the acquisition, the Merger Agreement and any disclosure made in connection therewith.
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
On December 5, 2011, CalPERS and defendants entered into a Memorandum of Understanding (MOU) reflecting an agreement in principle to settle the action. The portion of the settlement amount allocated to LaBranche & Co Inc., LaBranche & Co. LLC and Mr. LaBranche pursuant to a confidential allocation agreement entered into by the defendants will be paid by the Company with amounts to be received from one of the Company's insurers, we do not beleive that this matter will have a material effect on the Company's operating results for the year ended December 31, 2011. The MOU contemplates the negotiation and execution of a final settlement agreement, and the settlement is subject to notice to the class and approval by the Court.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

20. Short-Term Borrowings and Other Debt
As of December 31, 2011 and 2010, short term borrowings and other debt of the Company were as follows:

	As of December 31,
	2011	2010
	(in thousands)
Line of credit	$—	$24,000
Notes payable	370	1,396
Capital lease obligations	5,280	6,337
	$5,650	$31,733
On June 3, 2009, the Company entered into a collateralized revolving credit agreement with HVB AG, as lender, administrative agent and issuing bank, providing for a revolving credit facility with a $50.0 million aggregate loan commitment amount available. The first borrowing under this line occurred on June 30, 2009. As of December 31, 2011 and December 31, 2010, the Company had borrowings of nil and $24 million, respectively. At the Company's election and discretion, borrowings under the 2009 collateralized revolving credit agreement bore interest per annum (based on a 360 day year) equal to either: (1) the lender's prime rate plus 1.5% or (2) the 1, 2 or 3 month LIBOR rate plus 3.5%. Due to the variable interest rate on these borrowings, their carrying values approximate fair value. The Company was required to pay a quarterly commitment fee on the undrawn portion of the revolving credit facility equal to 1.0% per annum of the undrawn amount. The 2009 collateralized revolving credit agreement was to mature on September 29, 2011. However, during 2011, the Company agreed to repay in full its obligations pursuant to the credit agreement and HVB AG agreed to terminate the credit agreement. On June 27, 2011, the Company fully repaid the then borrowing amount outstanding of $23 million and the credit agreement was terminated as of that date. The 2009 collateralized revolving credit agreement contained financial and other restrictive covenants that limited the Company's ability to incur additional debt and engage in other activities. During the period from June 3, 2009 through June 27, 2011 the Company was in compliance with these covenants. The Company's investment in Enterprise Master through the Enterprise Fund had been pledged as collateral under the line of credit. Upon termination of the credit agreement on June 27, 2011, the Company's collateral pledge to HVB AG was released and the Company is no longer subject to the restrictive covenants contained in the credit agreement.
The Company had replaced the HVB AG letter of credit with a new letter of credit by another financial institution which expired December 12, 2011.
On January 4, 2010, in accordance with the terms of the collateralized revolving credit agreement, the Company remitted $25 million to HVB AG, reducing its revolving line of credit balance.
Interest incurred on the Company's lines of credit (in combination with all previous lines of credit) for the years ended December 31, 2011, 2010 and 2009 was $0.4 million, $1 million and $1.5 million, respectively.
In November 2010, the Company borrowed $0.6 million and $1.5 million to fund insurance premium payments. As of December 31, 2011, these notes payable were paid in full. The interest rate on these notes were 5.05% and 4.95%, respectively. Interest expense for the year ended December 31, 2011 and 2010 was not significant. In addition, during the fourth quarter of 2010, the Company incurred $4.1 million of financing costs relating to short‑term borrowings from affiliated funds to finance the acquisition of one of the Luxembourg reinsurance captives.
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which is included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of December 31, 2011, the remaining balance on these capital leases was $5.3 million. Interest expense for the year ended December 31, 2011 was $0.2 million and for the year ended December 31, 2010, no payments had been made on these leases.
As of December 31, 2011, the Company has six irrevocable letters of credit, for which there is cash or bond collateral pledged, including (i) $50,000, which expires on July 12, 2012, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2012, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease, (iii) $82,000, which expires on May 12, 2012, supporting the Company's San Francisco office, (iv) $1.2 million which expires on August 31, 2012, supporting the Company's lease of additional office space in New York, (v) $6.7 million, which expires December 12, 2012, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit at a rate equal to 0.5% and (vi) $0.9 million which expires

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

May 25, 2017, supporting the lease of additional office space in New York.
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2011 and 2010, there were no amounts due related to these letters of credit.
Annual scheduled maturities of debt and minimum lease payments for capital lease obligation and short term borrowings and other debt outstanding as of December 31, 2011, are as follows:

	Capital Lease Obligation	Short Term Borrowings
	(in thousands)
2012	$1,541	$171
2013	1,541	164
2014	1,402	42
2015	1,051	—
2016	194	—
Thereafter	—	—
Subtotal	5,729	377
Less: Amount representing interest(a)	(449)	(7)
Total	$5,280	$370

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.
21. Stockholders' Equity
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
In December 2009, the Company completed a public offering of 17,292,698 shares of Class A common stock, resulting in approximately $82 million of additional equity. An additional 284,655 shares were sold in connection with this offering. These shares were held by RCG and attributable to certain of its non-affiliate members who withdrew one-third of their capital in RCG as of December 31, 2009. RCG distributed the net proceeds from the sale of these shares to those members to satisfy such withdrawals. As of December 31, 2010, RCG holds 33,576,099 shares of the Company's Class A common stock. During 2010, 3,676,072 shares were transferred to member's ownership resulting in 33,576,099 shares in the Company's Class A common stock being held by RCG Holdings as of December 31, 2011.
Under the terms of the Merger Agreement, each outstanding share of LaBranche was converted into 0.9980 shares of Cowen Class A common stock (or 40,850,133 shares) which were issued on the date of the completion of the acquisition (See Note 2).
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
Treasury stock
Treasury stock of $16.9 million as of December 31, 2011 resulted from (a) a $1.9 million purchase related to the acquisition of LaBranche (see Note 2) as the Company held shares directly in LaBranche prior to the acquisition date and those shares were converted to treasury stock at the acquisition date; (b) $2.5 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan; (c) $1.1 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to vesting events under the Company's RCG Grants plan and (d) $11.4 million purchased in connection with a share repurchase program which was approved in July 2011, authorizing the Company to purchase up to $20 million of the Company's Class A common stock. The following represents the activity relating to the treasury shares held by the Company during the twelve months ended December 31, 2011:

	Treasury stock shares	Cost (in thousands)	Average cost per share
Balance outstanding at December 31, 2010	—	$—	$—
Treasury stock purchased in connection with acquisition (see Note 2)	499,001	1,906	3.82
Shares purchased for minimum tax withholding under the Equity Plan	794,518	2,508	3.16
Shares purchased for minimum tax withholding under the RCG Grants plan	408,164	1,123	2.75
Purchase of treasury stock	3,644,320	11,365	3.12
Balance outstanding at December 31, 2011	5,346,003	$16,902	3.16

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

22. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of December 31, 2011, there were 114,047,637 shares outstanding, of which 576,892 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 188,128 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options and unvested restricted shares were not included in the computation of diluted net loss per common share for the year ended December 31, 2011 and 2010, respectively, as their inclusion would have been anti-dilutive.
The computation of earnings per share is as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(dollars in thousands, except per share data)
Net income (loss) from continuing operations	$(78,537)	$(31,690)	$(39,039)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	5,827	13,727	16,248
Net income (loss) from continuing operations less Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(84,364)	(45,417)	(55,287)

Net income (loss) from discontinued operations, net of tax	$(23,646)	$—	$—

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	95,532	73,149	41,001
Stock options	—	—	—
Restricted stock	—	—	—
Weighted average shares used in diluted computation	95,532	73,149	41,001
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.88)	$(0.62)	$(1.35)
Income (loss) from discontinued operations	(0.25)	—	—
Diluted
Income (loss) from continuing operations	$(0.88)	$(0.62)	$(1.35)
Income (loss) from discontinued operations	(0.25)	—	—
23. Segment Reporting
The Company conducts its operations through two segments: the alternative investment management segment and the broker‑dealer segment (subsequent to the November 2009 Ramius/Cowen transaction). These activities are conducted primarily in the United States and substantially all of its revenues are generated domestically. The performance measure for these segments is Economic Income (Loss), which management uses to evaluate the financial performance of and make operating decisions for the segments including determining appropriate compensation levels.
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction, (iii) excludes certain other acquisition-related and/or reorganization expenses (including the discontinued operations of LaBranche), (iv) excludes

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

goodwill impairment, and (v) excludes the bargain purchase gain which resulted from the LaBranche acquisition (See Note 2) . In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
As further stated below, one major difference between Economic Income (Loss) and US GAAP net income (Loss) is that Economic Income (Loss) presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. Consolidation of these funds results in including in income the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to redeemable non-controlling interest in consolidated subsidiaries in the consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the alternative investment management segment, as ultimately, this income or loss is not income or loss for the alternative investment management segment itself. Included in Economic Income (Loss) is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.
The following tables set forth operating results for the Company's alternative investment management and broker‑dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2011
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		GAAP
			(dollars in thousands)
Revenues
Investment banking	$—	$50,976	$50,976	$—	$—		$50,976
Brokerage	—	99,611	99,611	—	—		99,611
Management fees	67,309	—	67,309	(1,809)	(13,034)	(a)	52,466
Incentive income	10,366	—	10,366	—	(7,101)	(a)	3,265
Investment Income	39,149	2,198	41,347	—	(41,347)	(c)	—
Interest and dividends	—	—	—	—	22,306	(c)	22,306
Reimbursement from affiliates	—	—	—	(280)	4,602	(b)	4,322
Other revenue	622	(7)	615	—	968	(c)	1,583
Consolidated Funds revenues	—	—	—	749	—		749
Total revenues	117,446	152,778	270,224	(1,340)	(33,606)		235,278
Expenses
Employee compensation and benefits	50,838	143,970	194,808	—	8,959		203,767
Interest and dividends	184	551	735	—	8,104	(c)	8,839
Non-compensation expenses—Fixed	33,954	69,227	103,181	—	(103,181)	(c)(d)	—
Non-compensation expenses—Variable	17,085	24,412	41,497	—	(41,497)	(c)(d)	—
Non-compensation expenses	—	—	—	—	153,116	(c)(d)	153,116
Goodwill impairment	—	—	—	—	7,151	(f)	7,151
Reimbursement from affiliates	(4,602)	—	(4,602)	—	4,602	(b)	—
Consolidated Funds expenses	—	—	—	2,782	—		2,782
Total expenses	97,459	238,160	335,619	2,782	37,254		375,655
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	15,128	(c)	15,128
Bargain purchase gain	—	—	—	—	22,244	(e)	22,244
Consolidated Funds net gains (losses)	—	—	—	2,947	1,448		4,395
Total other income (loss)	—	—	—	2,947	38,820		41,767
Income (loss) before income taxes and non-controlling interests	19,987	(85,382)	(65,395)	(1,175)	(32,040)		(98,610)
Income taxes expense / (benefit)	—	—	—	—	(20,073)	(b)	(20,073)
Economic Income (Loss) / Net income (loss) before non-controlling interests	19,987	(85,382)	(65,395)	(1,175)	(11,967)		(78,537)
Net income (loss) from discontinued operations, net of tax	—	—	—	—	(23,646)	(g)	(23,646)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(6,042)	—	(6,042)	1,175	(960)		(5,827)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$13,945	$(85,382)	$(71,437)	$—	$(36,573)		$(108,010)

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2010
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		GAAP
			(dollars in thousands)
Revenues
Investment banking	$—	$38,965	$38,965	$—	$—		$38,965
Brokerage	—	112,217	112,217	—	—		112,217
Management fees	51,440	—	51,440	(2,877)	(9,716)	(a)	38,847
Incentive income	9,615	—	9,615	—	1,748	(a)	11,363
Investment Income	59,638	(221)	59,417	—	(59,417)	(c)	—
Interest and dividends	—	—	—	—	11,547	(c)	11,547
Reimbursement from affiliates	—	—	—	(499)	7,315	(b)	6,816
Other revenue	932	7	939	—	997	(c)	1,936
Consolidated Funds revenues	—	—	—	12,119	—		12,119
Total revenues	121,625	150,968	272,593	8,743	(47,526)		233,810
Expenses
Employee compensation and benefits	58,831	127,062	185,893	—	9,026		194,919
Interest and dividends	265	761	1,026	—	7,945	(c)	8,971
Non-compensation expenses—Fixed	28,963	63,494	92,457	—	(92,457)	(c)(d)	—
Non-compensation expenses—Variable	7,338	27,022	34,360	—	(34,360)	(c)(d)	—
Non-compensation expenses	—	—	—	—	127,931	(c)(d)	127,931
Reimbursement from affiliates	(7,315)	—	(7,315)	—	7,315	(b)	—
Consolidated Funds expenses	—	—	—	8,121			8,121
Total expenses	88,082	218,339	306,421	8,121	25,400		339,942
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	21,980	(c)	21,980
Consolidated Funds net gains (losses)	—	—	—	11,346	19,716		31,062
Total other income (loss)	—	—	—	11,346	41,696		53,042
Income (loss) before income taxes and non-controlling interests	33,543	(67,371)	(33,828)	11,968	(31,230)		(53,090)
Income taxes expense / (benefit)	—	—	—		(21,400)	(b)	(21,400)
Economic Income (Loss) / Net income (loss) before non-controlling interests	33,543	(67,371)	(33,828)	11,968	(9,830)		(31,690)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(1,759)	—	(1,759)	(11,968)	—		(13,727)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$31,784	$(67,371)	$(35,587)	$—	$(9,830)		$(45,417)

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2009
				Adjustments
	Alternative Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		GAAP
			(dollars in thousands)
Revenues
Investment banking	$—	$10,557	$10,557	$—	$—		$10,557
Brokerage	—	17,812	17,812	—	—		17,812
Management fees	53,940	—	53,940	(4,024)	(8,222)	(a)	41,694
Incentive income	(6,996)	—	(6,996)	—	8,907	(a)	1,911
Investment Income	21,958	—	21,958		(21,958)	(c)	—
Interest and dividends	—	—	—	—	477	(c)	477
Reimbursement from affiliates	—	—	—	(718)	11,044	(b)	10,326
Other revenue	3,536	—	3,536	—	1,196	(c)	4,732
Consolidated Funds revenues	—	—	—	36,392	—		36,392
Total revenues	72,438	28,369	100,807	31,650	(8,556)		123,901
Expenses
Employee compensation and benefits	63,207	30,032	93,239	—	3,353		96,592
Interest and dividends	1,549	—	1,549	—	52	(c)	1,601
Non-compensation expenses—Fixed	40,340	10,946	51,286	—	(51,286)	(c)(d)	—
Non-compensation expenses—Variable	3,467	3,674	7,141	—	(7,141)	(c)(d)	—
Non-compensation expenses	—	—	—	—	68,217	(c)(d)	68,217
Reimbursement from affiliates	(11,044)	—	(11,044)	—	11,044	(b)	—
Consolidated Funds expenses	—	—	—	23,581	—		23,581
Total expenses	97,519	44,652	142,171	23,581	24,239		189,991
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	(2,154)	(c)	(2,154)
Consolidated Funds net gains (losses)	—	—	—	1,588	19,411		20,999
Total other income (loss)	—	—	—	1,588	17,257		18,845
Income (loss) before income taxes and non-controlling interests	(25,081)	(16,283)	(41,364)	9,657	(15,538)		(47,245)
Income taxes expense/(benefit)	—	—	—	(5,989)	(2,217)	(b)	(8,206)
Economic Income (Loss)/Net income (loss) before non-controlling interests	(25,081)	(16,283)	(41,364)	15,646	(13,321)		(39,039)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(602)	—	(602)	(15,646)	—		(16,248)
Economic Income (Loss)/Net Income (loss) attributable to Cowen Group, Inc. stockholders	$(25,683)	$(16,283)	$(41,966)	$—	$(13,321)		$(55,287)
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

Other Adjustments:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(a)
Economic Income (Loss) recognizes revenues (i) net of distribution fees paid to agents and (ii) our proportionate share of management and incentive fees of certain real estate operating entities and the activist business.

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

(e)	Economic Income (Loss) excludes the bargain purchase gain which resulted from the LaBranche acquisition.

(f)	Economic Income (Loss) excludes goodwill impairment.

(g)	Economic Income (Loss) excludes discontinued operations.
For the year ended December 31, 2011, 2010, and 2009, there was no one fund or other customer which represented more than 10% of the Company's total revenues. Primarily all of the revenues earned by the alternative investment management segment were from related parties for the years ended December 31, 2011, 2010, and 2009. There were no revenues earned from related parties by the broker dealer segment in the years ended December 31, 2011, 2010, and 2009.
24. Regulatory Requirements
As registered broker‑dealers, Cowen and Company and Cowen Capital LLC (formerly known as LaBranche Capital, LLC) are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Cowen Capital LLC is required to maintain minimum net capital, as defined, at an equivalent to the greater of $1.0 million or 2% of aggregate indebtedness, as defined. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2011, Cowen and Company had total net capital of approximately $64.9 million, which was approximately $63.9 million in excess of its minimum net capital requirement of $1 million. As of December 31, 2011, Cowen Capital, LLC had total net capital of approximately $11.9 million, which exceeded minimum requirements by $10.9 million.
Cowen and Company is exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, if applicable.
Ramius UK Ltd. (“Ramius UK”) and Cowen International Limited (“CIL”) are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. As of December 31, 2011, Ramius UK's Financial Resources of $0.6 million exceeded its minimum requirement of $0.5 million by $0.1 million. As of December 31, 2011, CIL's Financial Resources of $5.4 million exceeded its minimum requirement of $2.3 million by $3.1 million.
Cowen and Company (Asia) Limited (“CCAL”) (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of December 31, 2011, CCAL's Financial Resources of $1.4 million exceeded the minimum requirement of $0.4 million by $1.0 million.
As a registered broker dealer in the United Kingdom, CITL (formerly known as LaBranche Structured Products Europe Limited) is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the FSA in the United Kingdom. In calculating regulatory capital, CITL's capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a company's financial strength from a regulator's point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder's Equity. As of December 31, 2011, Tier 1 capital, as defined, was $32.8 million which exceeded the total variable capital requirement by $27.8 million.
As a registered corporation under the Hong Kong Securities and Futures Ordinance, CSPH (formerly known as LaBranche Structured Products Hong Kong Limited) is subject to the capital requirements of the Hong Kong Securities and

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million as of December 31, 2011) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million as of December 31, 2011) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of December 31, 2011, CSPH's liquid capital, as defined, was $2.2 million, which exceeded its minimum requirements by $1.8 million.
25. Related Party Transactions
The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, Cowen Healthcare Royalty Management, LLC (“CHRP Management”), and the CHRP Funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of December 31, 2011 and 2010, $14.9 million and $9.9 million, respectively, included in fees receivable are earned from related parties.
The Company may, at its discretion, waive certain of the fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the year ended December 31, 2011, 2010, and 2009, the Company reimbursed the funds that it manages $1.6 million, $2.4 million and $5 million, respectively, which were recorded net in management fees and incentive income in the consolidated statements of operations. As of December 31, 2011 and 2010, related amounts still payable were $3.4 million and $2.3 million, respectively, and were reflected in fees payable in the consolidated statements of financial condition.
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
As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the consolidated statements of financial condition. The remaining balance yet to be paid was $1.0 million and $1.7 million as of December 31, 2011 and 2010, respectively. Of such amounts outstanding at December 31, 2011, $0.7 million will be paid in 2012.
The Company may, on occasion, also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the consolidated statements of financial condition. As of December 31, 2011 and 2010, loans to employees of $5.3 million and $4.7 million, respectively, were included in due from related parties on the consolidated statements of financial condition. For the year ended December 31, 2011 and 2010 the interest income was insignificant and for the year ended December 31, 2009, interest of $0.1 million was charged for these loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 6), whereby the Company can loan up to $3 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly) with a maturity of March 30, 2014. As of December 31, 2011 $1.5 million is included in due from related parties in the consolidated statement of financial condition. For the year ended December 31, 2011, interest charged for this loan was insignificant.
Included in due to related parties is approximately $0.3 million and $6.5 million as of December 31, 2011 and 2010, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
26. Guarantees and Off-Balance Sheet Arrangements
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements as of December 31, 2011. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. The Company is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying consolidated statements of financial condition for these arrangements.

In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
27. Subsequent Events

In January 2012, the Company entered into a definitive agreement to acquire Algorithmic Trading Management, LLC (“ATM”), a provider of global, multi-asset class algorithmic execution trading models. The transaction, which is subject to certain regulatory approvals and customary closing conditions, is expected to close in the second quarter of 2012.
The Company has evaluated events through March 9, 2012 which is the date the consolidated financial statements were

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

available to be issued and has determined that there were no additional subsequent events requiring adjustment or disclosure to the consolidated financial statements.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental Financial Information
The following table presents unaudited quarterly results of operations for 2011 and 2010. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.
Cowen Group, Inc.
Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	December 31, 2011
	(in thousands)
Total revenues	$64,245	$58,679	$62,828	$49,526
Net Income (loss) before income taxes	1,043	4,541	(48,944)	(55,250)
Income tax expense (benefit)	163	(17,954)	71	(2,353)
Net income (loss) from continuing operations	880	22,495	(49,015)	(52,897)
Net income (loss) from discontinued operations, net of tax	—	—	—	(23,646)
Net Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	798	2,458	(783)	3,354
Net income (loss) attributable to Cowen Group, Inc. stockholders	$82	$20,037	$(48,232)	$(79,897)
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.00	$0.26	$(0.42)	$(0.49)
Income (loss) from discontinued operations	—	—	—	(0.21)
Diluted
Income (loss) from continuing operations	$0.00	$0.26	$(0.42)	$(0.49)
Income (loss) from discontinued operations	—	—	—	(0.21)
Weighted average number of common shares:
Basic	74,160	76,330	115,664	114,686
Diluted	76,083	77,898	115,664	114,686

	Quarter Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	December 31, 2010
	(in thousands)
Total revenues	$56,258	$55,000	$52,202	$70,350
Net Income (loss) before income taxes	(5,186)	(23,150)	(13,027)	(11,727)
Income tax expense (benefit)	(266)	599	299	(22,032)
Net Income (loss)	(4,920)	(23,749)	(13,326)	10,305
Net Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	8,056	(2,552)	2,029	6,194
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(12,976)	$(21,197)	$(15,355)	4,111
Earnings (loss) per share:
Basic	$(0.18)	$(0.29)	$(0.21)	$0.06
Diluted	(0.18)	(0.29)	(0.21)	0.05
Weighted average number of common shares:
Basic	72,509	72,693	73,385	73,991
Diluted	72,509	72,693	73,385	75,901

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
Date:	March 9, 2012	Title:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. COHEN	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Peter A. Cohen		March 9, 2012

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		March 9, 2012

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	March 9, 2012

/s/ STEVEN KOTLER
Steven Kotler	Director	March 9, 2012

/s/ JEROME S. MARKOWITZ
Jerome S. Markowitz	Director	March 9, 2012

/s/ JACK H. NUSBAUM
Jack H. Nusbaum	Director	March 9, 2012

/s/ JEFFREY M. SOLOMON
Jeffrey M. Solomon	Director	March 9, 2012

/s/ THOMAS W. STRAUSS
Thomas W. Strauss	Director	March 9, 2012

/s/ JOHN E. TOFFOLON, JR.
John E. Toffolon, Jr.	Director	March 9, 2012

/s/ JOSEPH R. WRIGHT
Joseph R. Wright	Director	March 9, 2012

Exhibit Index

Exhibit No.	Description
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

10.2
Employment Agreement of Thomas Strauss, dated as of June 3, 2009, by and among Thomas Strauss, Ramius LLC, Cowen Group, Inc. and RCG Holdings LLC (previously filed as Exhibit 10.6 to the First Amendment to the Registration Statement on Form S-4 filed August 17, 2009).*

10.3
Employment Agreement of Jeffrey Solomon, dated as of June 3, 2009, by and among Jeffrey Solomon, Ramius LLC (f/k/a Park Exchange LLC), Cowen Group, Inc. (f/k/a LexingtonPark Parent Corp.) and RCG Holdings LLC (f/k/a Ramius LLC) (previously filed as Exhibit 10.5 to the Form 8-K filed November 5, 2009).*

10.4
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

10.5	Sublease, dated as of December 19, 2005, by and between Société Générale and SG Cowen & Co., LLC. (previously filed as Exhibit 10.15 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
10.6	Lease, dated as of October 29, 1993 by and between Rock-McGraw, Inc. and Société Générale (previously filed as Exhibit 10.16 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
10.7	Supplemental Indenture, dated as of May 5, 1998, by and between Rock-McGraw, Inc. and Société Générale (previously filed as Exhibit 10.17 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
10.8
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

10.1	Cowen Group, Inc. 2006 Equity and Incentive Plan (previously filed as Exhibit 10.20 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.11	Cowen Group, Inc. 2007 Equity and Incentive plan (previously filed as Exhibit 10.21 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.12	Form of RSU Award Agreement. (previously filed as Exhibit 10.23 to the Form 10-K filed on March 25, 2010).*
10.13
Cowen Group, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Group, Inc., on Schedule 14A for the year ended December 31, 2009, as filed on April 30, 2010).*

10.14	Form of Equity Award Agreement (previously filed as Exhibit 10.2 to the Form 8-K filed on June 10, 2010).*
10.15
First Amendment to Sublease dated August 20, 2010 between Société Générale and the Company, amending that certain Sublease, dated as of December 19, 2005, between Société Générale and Cowen and Company, LLC (f/k/a SG Cowen & Co, LLC) (previously filed as Exhibit 10.1 to the Form 8-K filed August 24, 2010).

Exhibit No.	Description
10.16
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

10.17	Letter Agreement with George M.L. LaBranche, IV dated October 31, 2011 (filed herewith).*
10.18	Form of Restricted Stock Unit and Deferred Cash Award Agreement (filed herewith).*
21.1	Subsidiaries of Cowen Group, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Signifies management contract or compensatory plan or arrangement.

E-1