Form 10-Q
period 2012-03-31
COWEN GROUP, INC.
filed 2012-05-08
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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
(646) 562-1000
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 7, 2012 there were 114,058,558 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2012 and 2011. The Consolidated Financial Statements as of December 31, 2011 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(in thousands, except share and per share data)
(unaudited)

	As of March 31,	As of December 31,
	2012	2011
Assets
Cash and cash equivalents	$66,218	$126,889
Cash collateral pledged	9,738	9,785
Securities owned, at fair value	790,665	744,914
Securities purchased under agreement to resell	131,007	166,260
Other investments	66,351	61,929
Receivable from brokers	66,824	62,046
Fees receivable	18,980	22,297
Due from related parties	17,278	16,554
Fixed assets, net of accumulated depreciation and amortization of $25,466 and $23,852, respectively	35,829	37,042
Goodwill	20,028	20,028
Intangible assets, net of accumulated amortization of $20,718 and $20,220, respectively	5,262	5,760
Other assets	26,241	26,620
Consolidated Funds
Cash and cash equivalents	2,555	297
Securities owned, at fair value	2,574	6,334
Other investments, at fair value	231,478	228,820
Other assets	464	263
Total Assets	$1,491,492	$1,535,838
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$319,667	$334,251
Securities sold under agreement to repurchase	294,191	228,783
Payable to brokers	165,046	213,360
Compensation payable	19,349	71,223
Short-term borrowings and other debt	5,275	5,650
Fees payable	8,637	5,503
Due to related parties	987	1,914
Accounts payable, accrued expenses and other liabilities	57,095	61,462
Consolidated Funds
Capital withdrawals payable	67	394
Accounts payable, accrued expenses and other liabilities	253	246
Total Liabilities	870,567	922,786
Commitments and Contingencies (Note 12)
Redeemable non-controlling interests	103,429	104,587
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 119,672,938 shares issued and 113,976,466 outstanding as of March 31, 2012 and 119,393,640 shares issued and 114,047,637 outstanding as of December 31, 2011, respectively (including 461,359 and 576,892 restricted shares, respectively)	1,135	1,135
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	694,371	688,427
(Accumulated deficit) retained earnings	(159,985)	(163,980)
Accumulated other comprehensive income (loss)	(175)	(215)
Less: Class A common stock held in treasury, at cost, 5,696,472 and 5,346,003 shares as of March 31, 2012 and December 31, 2011, respectively.	(17,850)	(16,902)
Total Stockholders' Equity	517,496	508,465
Total Liabilities and Stockholders' Equity	$1,491,492	$1,535,838
The accompanying notes are an integral part of these condensed consolidated financial statements.
Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Investment banking	$15,630	$14,682
Brokerage	24,013	27,591
Management fees	9,717	11,164
Incentive income	691	4,381
Interest and dividends	5,372	4,559
Reimbursement from affiliates	1,045	1,009
Other revenues	867	690
Consolidated Funds
Interest and dividends	61	169
Other revenues	84	—
Total revenues	57,480	64,245
Expenses
Employee compensation and benefits	46,683	45,087
Floor brokerage and trade execution	3,752	4,110
Interest and dividends	1,724	2,609
Professional, advisory and other fees	3,925	7,140
Service fees	2,237	3,612
Communications	3,401	2,893
Occupancy and equipment	5,242	5,707
Depreciation and amortization	2,155	2,058
Client services and business development	3,826	4,677
Other	3,419	3,710
Consolidated Funds
Interest and dividends	16	46
Professional, advisory and other fees	288	460
Other	71	122
Total expenses	76,739	82,231
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	19,671	17,283
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	5,964	2,343
Net realized and unrealized gains (losses) on derivatives	40	(441)
Net gains (losses) on foreign currency transactions	(38)	(156)
Total other income (loss)	25,637	19,029
Income (loss) before income taxes	6,378	1,043
Income tax expense (benefit)	142	163
Net income (loss)	6,236	880
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	2,241	798
Net income (loss) attributable to Cowen Group, Inc. stockholders	$3,995	$82
Weighted average common shares outstanding:
Basic	114,281	74,160
Diluted	115,663	76,083
Earnings (loss) per share:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011

Net income (loss)			$6,236			$880
Other comprehensive income, net of tax:
Foreign currency translation		(67)			40
Defined benefit pension plans:
Prior service cost arising during period	—			—
Net gain/(loss) arising during period	102			80
Add: amortization of prior service cost included in net periodic pension cost	5	107		17	97
Total other comprehensive income, net of tax			40			137
Comprehensive income (loss)			$6,276			$1,017

The accompanying notes are an integral part of these condensed consolidated financial statements.
Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2011	114,047,637	$1,135	$(16,902)	$688,427	$(215)	$(163,980)	$508,465	$104,587
Net income (loss)	—	—	—	—	—	3,995	3,995	2,241
Defined benefit plans	—	—	—	—	107	—	107	—
Foreign currency translation	—	—	—	—	(67)	—	(67)	—
Deconsolidation of funds	—	—	—	—	—	—	—	(17,104)
Consolidation of funds	—	—	—	—	—	—	—	19,073
Capital withdrawals	—	—	—	—	—	—	—	(5,368)
Restricted stock awards issued	279,298	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(350,469)	—	(948)	—	—	—	(948)	—
Amortization of share based compensation	—	—	—	5,944	—	—	5,944	—
Balance, March 31, 2012	113,976,466	$1,135	$(17,850)	$694,371	$(175)	$(159,985)	$517,496	$103,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$6,236	$880
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,155	2,058
Share-based compensation	5,944	7,148
Deferred rent obligations	(664)	44
Purchases of securities owned, at fair value	(1,643,802)	(3,709,677)
Proceeds from sales of securities owned, at fair value	1,579,427	3,693,913
Proceeds from sales of securities sold, not yet purchased, at fair value	967,861	1,276,363
Payments to cover securities sold, not yet purchased, at fair value	(994,775)	(1,275,464)
Net (gains) losses on securities, derivatives and other investments	(17,866)	(16,200)
Consolidated Funds
Purchases of securities owned, at fair value	(108,768)	(148,429)
Proceeds from sales of securities owned, at fair value	112,522	149,665
Purchases of other investments	(4,279)	(8,100)
Proceeds from sales of other investments	7,580	58,982
Net realized and unrealized (gains) losses on investments and other transactions	(6,323)	(883)
(Increase) decrease in operating assets:
Cash collateral pledged	47	(19)
Securities owned, at fair value, held at broker dealer	26,836	(11,835)
Receivable from brokers	(4,778)	42,843
Fees receivable	3,317	(1,482)
Due from related parties	(724)	5,841
Other assets	304	(6,312)
Consolidated Funds
Cash and cash equivalents	(1,322)	5,162
Other assets	1,206	(26)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	14,748	(5,644)
Payable to brokers	(48,314)	33,269
Compensation payable	(51,810)	(57,821)
Fees payable	3,134	(666)
Due to related parties	(927)	(1,806)
Accounts payable, accrued expenses and other liabilities	(3,703)	2,695
Consolidated Funds
Due to related parties	25	—
Accounts payable, accrued expenses and other liabilities	(11)	(1,070)
Net cash provided by / (used in) operating activities	$(156,724)	$33,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended March 31,
(continued)	2012	2011
Cash flows from investing activities:
Securities purchased under agreement to resell	$35,253	$25,635
Purchases of other investments	(6,441)	(35,683)
Proceeds from sales of other investments	9,253	35,577
Purchase of fixed assets	(445)	(2,543)
Net cash provided by / (used in) investing activities	37,620	22,986
Cash flows from financing activities:
Securities sold under agreement to repurchase	65,408	(36,493)
Repayments on short-term borrowings and other debt	(375)	(1,521)
Purchase of treasury stock	(905)	—
Capital withdrawals to non-controlling interests in operating entities	(2,042)	—
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	—	3,504
Capital withdrawals to non-controlling interests in Consolidated Funds	(3,653)	(32,008)
Net cash provided by / (used in) financing activities	58,433	(66,518)
Change in cash and cash equivalents	(60,671)	(10,103)
Cash and cash equivalents at beginning of year	126,889	36,354
Cash and cash equivalents at end of year	$66,218	$26,251

Supplemental non-cash information
Net assets of consolidated funds	$19,073	$—
Net assets of deconsolidated funds	$17,104	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed on June 1, 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, market-making and sales and trading services through its two business segments: alternative investment and broker-dealer. The Company's alternative investment segment includes hedge funds, replication products, mutual funds, managed futures funds, funds of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services offered primarily under the Ramius name. The broker-dealer segment offers research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs") and alternative energy sectors, primarily under the Cowen name.
2. Significant Accounting Policies

a.	Basis of presentation
These unaudited condensed consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to interim financial statements. Results for interim periods should not be considered indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009, included in the Form 10-K of Cowen Group as filed with the SEC on March 9, 2012. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary for a fair presentation of the results for the interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in these condensed consolidated financial statements, as further discussed below, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Funds in which the Company has a controlling financial interest are consolidated with the Company pursuant to US GAAP as described below. Consequently, the Company's condensed consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds that are not owned by the Company are reflected as redeemable non-controlling interests in consolidated subsidiaries in the accompanying condensed consolidated financial statements. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.

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
As of March 31, 2012, the Company consolidates the following funds (the “2012 Consolidated Funds”): Ramius Enterprise LP (“Enterprise LP”), Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and RTS Global 3X Fund LP (“RTS Global 3X”). As of December 31, 2011, the Company consolidated the following funds (the “2011 Consolidated Funds”): Enterprise LP, Ramius Multi‑Strategy FOF LP (“Multi‑Strat FOF”), Ramius Vintage Multi‑Strategy FOF LP (“Vintage FOF”), Levered FOF and RTS Global 3X. Effective January 1, 2012, Multi-Strat FOF and Vintage FOF collapsed their operations into their respective master funds, Multi-Strat Master FOF and Vintage Master FOF due to a winding down decision earlier adopted by the Boards of Directors of the respective funds. This resulted in the Company's voting shares or units being held directly at the master funds level and thus consolidating them. Collectively the 2012 Consolidated Funds and the 2011 Consolidated Funds are referred to as the Consolidated Funds.
The Company also consolidates RCG Linkem II LLC, an investment company that was formed to make an investment in a wireless broadband communication provider in Italy. The Company determined that RCG Linkem II LLC is a VOE due to its equity interests held through the managing member and affiliates, and control exercised by the managing member who is not subject to substantive removal rights.
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
However, the Financial Accounting Standards Board ("FASB") has deferred the application of the revised consolidation model for VIEs that meet the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with investment companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset‑backed financing entity or an entity that was formerly considered a qualifying special‑purpose entity. The Company's involvement with its funds is such that all three of the above conditions are met. Where the VIEs have qualified for the deferral, the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a variable interest entity and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the VIE's expected losses, receive a majority of the VIEs expected residual returns, or both. If these conditions are met, the Company is considered to be the primary beneficiary of the VIE and thus is required to consolidate it. Under both guidelines, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion on a periodic basis.
The Company determines whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of March 31, 2012, and December 31, 2011, the Company does not consolidate any VIEs.
As of March 31, 2012, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) (the “2012 Unconsolidated Master Fund”) through one of its Consolidated Funds, Enterprise LP. As of December 31, 2011, the Company held a variable interest in Enterprise Master, Multi‑Strat Master FOF and Vintage Master FOF (the “2011 Unconsolidated Master Funds”) through three of its Consolidated Funds: Enterprise LP, Multi‑Strat FOF and Vintage FOF (the “2011 Consolidated Feeder Funds”), respectively. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the 2012 or 2011 Unconsolidated Master Funds. Collectively the 2012 Unconsolidated Master Funds and the 2011 Unconsolidated Master Funds are referred to as the Unconsolidated Master Funds.
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
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $245.8 million and $2.1 million as of March 31, 2012 and $259.2 million and $2.1 million as of December 31, 2011, respectively. In addition, the maximum exposure relating to these variable interest entities as of March 31, 2012 was $198.6 million, and as of December 31, 2011 was $211.0 million, all of which is included in other investments, at fair value in the Company's condensed consolidated statements of financial condition. The exposure to loss primarily relates to the respective 2012 or 2011 Consolidated Feeder Funds' investment in their respective 2012 or 2011 Unconsolidated Master Funds as of March 31, 2012 and December 31, 2011. See Note 4 for further information regarding the Company's investments.
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
The Company evaluates for impairment its equity method investments whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.
Other—If the Company does not consolidate an entity, apply the equity method of accounting or account for an investment under the cost method, the Company accounts for all securities which are bought and held principally for the purpose of selling them in the near term as trading securities in accordance with US GAAP, at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the condensed consolidated statements of operations.
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Consolidated Funds report their investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker‑dealer subsidiaries, Cowen and Company, LLC (“Cowen and Company”), Cowen Capital LLC, Cowen International Limited ("CIL"), Cowen International Trading Limited (“CITL”), Cowen and Company (Asia) Limited (“CCAL”), and Cowen Structured Products Hong Kong Limited (“CSPH”), apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also has retained this specialized accounting in consolidation.

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
The Company primarily uses the “market approach” to value its financial instruments measured at fair value. In determining an instrument's level within the hierarchy, the Company separates the Company's financial instruments into three categories: securities, derivative contracts and other investments. To the extent applicable, each of these categories can further be divided between those held long or sold short.
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

The Company categorizes its investments in Portfolio Funds within the fair value hierarchy dependent on its ability to redeem the investment. If the Company has the ability to redeem its investment at NAV at the measurement date or within the near term, the Portfolio Fund is categorized as a level 2 investment within the fair value hierarchy. If the Company does not know when it will have the ability to redeem its investment or cannot do so in the near term, the Portfolio Fund is categorized as a level 3 investment within the fair value hierarchy. See Notes 4 and 5 for further details of the Company's investments in Portfolio Funds.

ii.
Real estate investments—Real estate investments are valued at estimated fair value. The fair value of real estate investments are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by the Company. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, the Company considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Real estate investments are reviewed on a quarterly basis by the Company for significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.

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

See Notes 4 and 5 for further information regarding the Company's investments, including equity method investments, and fair value measurements.

e.	Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of March 31, 2012 and December 31, 2011 Repurchase Agreements are secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of March 31, 2012 and December 31, 2011.
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
f.    Deferred Rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company recorded a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of March 31, 2012 and December 31, 2011 is $14.7 million and $15.3 million, respectively.
g.    New accounting pronouncements
Recently issued accounting pronouncements
In December 2011, the FASB issued amended guidance which will enhance disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company already discloses the derivative transactions and repurchase / resale agreements on a gross basis on the condensed consolidated statements of financial condition and is currently evaluating the impact of the other disclosure requirements required under the amended guidance.
Recently adopted accounting pronouncements
In May 2011, the FASB issued amended guidance clarifying how to measure fair value and requires additional disclosures regarding fair value measurements. The amendments, among other things, prohibit the use of blockage factors at all levels of the fair value hierarchy, provide guidance on measuring financial instruments that are managed on a net portfolio basis, and clarify guidance on the application of premiums and discounts in measuring fair value. Additional disclosure requirements include the disclosure of transfers between Level 1 and Level 2, a description of the valuation processes for Level 3 fair value measurements, as well as additional information regarding unobservable inputs affecting Level 3 measurements. The amendments were effective for the Company beginning in the first quarter of 2012. The adoption of the new requirements did not have a material impact on the Company's financial position or results of operations.
In June 2011, the FASB issued guidance requiring entities to present the components of net income, the components of other comprehensive income and the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, in December 2011, the FASB issued additional guidance which indefinitely deferred the provision that requires the entity to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The adoption of these amendments did not have any impact on the Company's financial position or results of operations since the changes are limited to presentation of other comprehensive income and total comprehensive income.
In September 2011, the FASB issued guidance simplifying how entities test goodwill for impairment by permitting an entity to assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under US GAAP. This was effective for the Company beginning in the first quarter of 2012. Adoption did not have any impact on the Company's financial position or results of operations.
3. Cash collateral pledged
As of March 31, 2012 and December 31, 2011, cash collateral pledged in the amount of $9.7 million and $9.8 million, respectively, primarily relates to (a) a bond held as collateral on a letter of credit and (b) letters of credit issued to the landlord of the Company's premises in New York City (see Note 13). Also included in cash collateral pledged as of March 31, 2012 and December 31, 2011 is $0.5 million, respectively, relating to an agreement that the Company has with Société Générale to cover the costs of litigation matters included in the agreement.
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
As of March 31, 2012 and December 31, 2011, securities owned, at fair value consisted of the following:

	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
U.S. Government securities (a)	$237,114	$182,868
Common stocks	253,538	250,380
Convertible bonds (b)	18,285	18,130
Corporate bonds (c)	235,512	231,864
Options	38,482	55,768
Warrants and rights	4,888	2,690
Mutual funds	2,846	3,214
	$790,665	$744,914

(a)	As of March 31, 2012 and December 31, 2011, maturities ranged from November 2013 to November 2021 and interest rates ranged between 0.25% and 8%.

(b)
As of March 31, 2012, maturities ranged from March 2013 to December 2017 and interest rates ranged between 0.25% and 7%. As of December 31, 2011, the maturity was August 2027 with an interest rate of 2.75%.

(c)
As of March 31, 2012, maturities ranged from May 2012 to February 2041 and interest rates ranged between 3.13% and 13.50%. As of December 31, 2011, maturities ranged from January 2012 to February 2041 and interest rates ranged between 3.13% and 13.50%.

The Company's direct involvement with derivative financial instruments includes credit default swaps, futures, equity swaps, options and warrants and rights. Open equity positions in futures transactions are recorded as receivables from and payables to broker‑dealers or clearing brokers as applicable. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets. The Company's overall exposure to financial derivatives is limited. The Company's long exposure to credit default swaps, futures and equity swap derivative contracts, at fair value, as of March 31, 2012 and December 31, 2011 of $0.3 million and $0.8 million, respectively, is included in other assets in the accompanying condensed consolidated statements of financial condition. The Company's short exposure to futures and equity swap derivative contracts, at fair value, as of March 31, 2012 and December 31, 2011 of $0.2 million and $0.8 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. The realized and unrealized gains/(losses) related to derivatives trading activities for the three months ended March 31, 2012, and 2011 were not significant and are included in other income in the condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of March 31, 2012 and December 31, 2011, collateral consisting of $5.0 million and $8.1 million of cash, respectively, is included in receivable from brokers on the condensed consolidated statements of financial condition. As of March 31, 2012 and December 31, 2011 all derivative contracts were with multiple major financial institutions.
Other investments
As of March 31, 2012 and December 31, 2011, other investments consisted of the following:

	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$46,497	$42,336
(2) Real estate investments, at fair value	2,579	2,353
(3) Equity method investments	16,701	16,687
(4) Lehman claims, at fair value	574	553
	$66,351	$61,929

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of March 31, 2012 and December 31, 2011, included the following:

	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
Cowen Healthcare Royalty Partners (a)(*)	$6,764	$6,297
Cowen Healthcare Royalty Partners II (a)(*)	2,116	1,521
Ramius Global Credit Fund LP (b)(*)	12,702	11,790
Ramius Alternative Replication Ltd (c)(*)	851	837
Tapestry Investment Co PCC Ltd (d)	191	185
Ramius Enhanced Replication Fund LLC (e)(*)	733	337
Starboard Value and Opportunity Fund LP (f)(*)	11,880	11,123
Other private investment (g)	7,693	7,415
Vreeland Partners II, L.P. (h)	1,991	1,986
RCG LV Park Lane LLC (i)	700	—
Other affiliated funds (j)(*)	876	845
	$46,497	$42,336
* These portfolio funds are affiliates of the Company
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted for Cowen Healthcare Royalty Partners, Cowen Healthcare Royalty Partners II and Starboard Value and Opportunity Fund LP in Note 12.

(a)	Cowen Healthcare Royalty Partners and Cowen Healthcare Royalty Partners II are private equity funds and therefore redemptions will be made when the underlying investments are liquidated.

(b)	Ramius Global Credit Fund LP has a quarterly redemption policy with 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

(c)	Ramius Alternative Replication Ltd has monthly redemption policy with a seven day notice period.

(d)	Tapestry Investment Company PCC Ltd is in the process of liquidation and redemptions will be made periodically at the investment managers' decision as the underlying investments are liquidated.

(e)	Ramius Enhanced Replication Fund LLC has monthly redemption policy with a seven day notice period.

(f)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon ninety days notice.

(g)	Other private investment represents the Company's closed end investment in an investment company, which was formed to make an investment in a wireless broadband communication provider in Italy.

(h)
Vreeland Partners II, L.P. is a wholly owned externally managed fund that seeks to provide short-term financing to public companies. The Company can redeem from this fund as positions are sold on an average of 30 days or less notice.

(i)
RCG LV Park Lane LLC  is single purpose entity formed to participate in a joint venture which acquired, at a discount, the mortgage notes on a portfolio of multifamily real estate properties located in Birmingham, Alabama.  RCG LV Park Lane is a private equity structure and therefore redemptions will be made when the underlying investments are liquidated.

(j)	The majority of these funds are real estate fund affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Real estate investments, at fair value
Real estate investments as of March 31, 2012 and December 31, 2011 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $1.8 million and $1.6 million, respectively, and real estate debt investments held by the Company of $0.8 million and $0.8 million, respectively.

(3)	Equity method investments

Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 30% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company that is not protective in nature. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments is the investment in (a) Cowen Healthcare Royalty Partners General Partners, (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC representing a 9.7% stake in the exchange service provider for which the Company exercises significant influence over through representation on the CBOE Board of Directors, and (c) Starboard Value LP (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of a deep value small cap hedge fund and related managed accounts. The following table summarizes equity method investments held by the Company:

	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,018	$1,980
Cowen Healthcare Royalty GP, LLC	552	513
Cowen Healthcare Royalty GP II, LLC	358	258
CBOE Stock Exchange, LLC	2,358	2,423
Starboard Value LP	5,145	3,693
RCG Longview Partners, LLC	1,679	1,569
RCG Longview Louisiana Manager, LLC	1,430	1,140
RCG Urban American, LLC	1,289	1,258
RCG Urban American Management, LLC	525	1,096
RCG Longview Equity Management, LLC	167	557
Urban American Real Estate Fund II, L.P.	1,423	1,541
RCG Kennedy House, LLC	420	323
Other	337	336
	$16,701	$16,687

As of March 31, 2012 and December 31, 2011, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.
The Company's income (loss) from equity method investments was $4.2 million and $1.2 million, for the three months ended March 31, 2012 and 2011, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the three months ended March 31, 2012 and 2011, respectively.
For the period ended March 31, 2012 an equity method investment held by the Company has exceeded the 20% threshold for the income test. As such, the Company is required to present summarized income statement information for this significant investee for the current period. There is no comparative prior year-to-date information to disclose. The summarized income statement information for the individually significant investee is as follows:

For the three months ended
March 31, 2012
(dollars in thousands)
Revenues	$3,268
Expenses	(328)
Net realized and unrealized gains (losses)	37
Net Income	$2,977

(4)	Lehman Claims, at fair value

Lehman Brothers International (Europe) (“LBIE”), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the “Administration”) in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The status and ultimate resolution of the assets under LBIE's Administration proceedings is uncertain. The assets of the Company at LBIE at the time of Administration (the “Total Net Equity Claim”) consist of $1.0 million, which the Company believes will represent an unsecured claim against LBIE. This does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 4b(2). There can be no assurance that the Total Net Equity Claim value, as determined by the Company, will be accepted by the Administrators, nor does the Company know the manner and timing in which such claim will be satisfied and the ultimate value that will be received.
Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has decided to record the estimated fair value of the Total Net Equity Claim at an approximately 45% discount as of March 31, 2012 and a 47% discount as of December 31, 2011, which represents management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the “Estimated Recoverable Lehman Claim”). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual loss that may ultimately be incurred by the Company with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by the Company. (See Note 4b(2)).
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of March 31, 2012 and December 31, 2011 securities sold, not yet purchased, at fair value consisted of the following:

	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
U.S. Government securities (a)	$130,540	$165,197
Common stocks	162,291	123,877
Corporate bonds (b)	52	1,529
Options	26,784	43,648
	$319,667	$334,251

(a)
As of March 31, 2012, maturities ranged from February 2015 to January 2040 and interest rates ranged between 0.25% and 7.41%. As of December 31, 2011, maturities ranged from September 2013 to January 2040 and interest rates ranged between 0.13% and 7.41%.

(b)
As of March 31, 2012, the maturity was January 2026 with an interest rate of 5.55%. As of December 31, 2011, maturities ranged from December 2016 to January 2026 and interest rates ranged between 5.55% and 9.50%.

Securities purchased under agreements to resell and securities sold under agreements to repurchase
The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of March 31, 2012 and December 31, 2011:

As of March 31, 2012
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Capital Inc bearing interest of 0.03% - 0.07% due on April 2, 2012	$131,007
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.53% - 2.2% due on April 4, 2012 to January 31, 2013	48,990
Agreements with Barclays Capital Inc bearing interest of 0.13% - 1.15% due on April 2, 2012 to May 9, 2012	245,201
$294,191

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
$228,783
For all of the Company's holdings of Repurchase Agreements as of March 31, 2012, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements rolls over on a day-to-day basis.
Transactions involving purchases of securities under agreements to resell are carried at their contract value which approximates fair value. These fair value measurement would be categorized as Level 1 within the fair value hierarchy. As of March 31, 2012 and December 31, 2011, the fair value of the collateral received by the Company, consisting of government and corporate bonds, was $130.5 million and $166.7 million, respectively.
Transactions involving the sale of securities under Repurchase Agreements are carried at their contract value, which approximates fair value, and are accounted for as collateralized financings. In connection with these financings, as of March 31, 2012 and December 31, 2011, the Company had pledged collateral, consisting of government and corporate bonds, in the amount of $308.1 million and $243.1 million, respectively, which is included in securities owned, at fair value in the condensed consolidated statements of financial condition.
Other

During the second and fourth quarters of 2011, the Company acquired two Luxembourg reinsurance companies from third parties through a wholly-owned local subsidiary, which, upon acquisition, recorded deferred assets and subsequently deferred tax benefits. The purchase price of the reinsurance companies totaled EUR 234.8 million (USD $331.8 million). The acquisitions were not accounted for as business combinations as after separation from the transferor, the reinsurance companies do not meet the definition of a business and did not continue any normal revenue producing or cost generating activities.

b.	Consolidated Funds
Securities owned, at fair value
As of March 31, 2012 and December 31, 2011 securities owned, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
Government sponsored securities (a)	$1,500	$2,006
Commercial paper (b)	673	3,927
Corporate bond (c)	401	401
	$2,574	$6,334

(a)
As of March 31, 2012, maturities ranged from October 2012 to February 2014 and interest rates ranged between 0.32% and 1.74%. As of December 31, 2011, maturities ranged from October 2012 to October 2013 and interest rates ranged between 0.32% and 1.74%.

(b)	Commercial paper was purchased at a discount and matures on April 2, 2012.

(c)	As of March 31, 2012 and December 31, 2011, the maturity was April 2012 with an interest rate of 0.58%.

Other investments, at fair value
As of March 31, 2012 and December 31, 2011 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
(1) Portfolio Funds	$226,132	$221,480
(2) Lehman claims	5,346	7,340
	$231,478	$228,820

(1)	Investments in Portfolio Funds, at fair value
As of March 31, 2012 and December 31, 2011, investments in Portfolio Funds, at fair value, included the following:

	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
Investments of Enterprise LP	$197,712	$193,012
Investments of consolidated fund of funds	28,420	28,468
	$226,132	$221,480
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master‑feeder” structure with Enterprise Master, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds recorded in other investments on the condensed consolidated statements of financial condition include Enterprise LP's investment of $197.7 million and $193.0 million in Enterprise Master as of March 31, 2012 and December 31, 2011, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP.
Investments of consolidated fund of funds investment companies
The investments of consolidated fund of funds investment companies of $28.4 million and $28.5 million as of March 31, 2012 and December 31, 2011, respectively, include the investments of Levered FOF, Multi‑Strat Master FOF and Vintage Master FOF as of March 31, 2012 and Levered FOF, Multi‑Strat FOF and Vintage FOF as of December 31, 2011 (see Note 2b), all of which are investment companies managed by Ramius Alternative Solutions LLC. RTS Global 3X is consolidated as of March 31, 2012 and December 31, 2011, which is managed by Ramius Trading Strategies LLC. Multi‑Strat Master FOF's investment objectives (as was Multi-Strat FOF's objective) is to invest discrete pools of their capital among portfolio managers that invest through Portfolio Funds, forming a multi‑strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Levered FOF had a similar strategy, but on a levered basis, prior to the fund winding down. Levered FOF is no longer levered. Vintage Master FOF's investment objective (as was Vintage FOF's objective) is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. Levered FOF, Multi‑Strat Master FOF and Vintage Master FOF are all in liquidation. RTS Global 3X's investment objective is to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital in managed futures and global macro‑based investment strategies. RTS Global 3X seeks to achieve its objective through a multi‑advisor investment approach by allocating its capital among third‑party trading advisors that are unaffiliated with RTS Global 3X. However, unlike a traditional “fund of funds” that invests with advisors through entities controlled by third‑parties, RTS Global 3X will allocate its capital among a number of different trading accounts organized and managed by the general partner.

The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of March 31, 2012 and December 31, 2011:

		Fair Value as of March 31, 2012
Description	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	RTS Global 3X Fund LP	Total
			(dollars in thousands)
Tapestry Pooled Account V LLC*	Credit-Based	$458	$943	$1,007	$—	$2,408	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	9,775	9,775	(c)
Externally Managed Portfolio Funds	Credit-Based	272	75	419	—	766	(b)
Externally Managed Portfolio Funds	Event Driven	1,840	2,830	4,798	—	9,468	(d)
Externally Managed Portfolio Funds	Hedged Equity	36	501	1,137		1,674	(e)
Externally Managed Portfolio Funds	Multi-Strategy	493	1,854	1,417	—	3,764	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	58	84	—	—	142	(g)
Externally Managed Portfolio Funds	Opportunistic Equity	—	199	224	—	423	(h)
		$3,157	$6,486	$9,002	$9,775	$28,420

		Fair value as of December 31, 2011
Description	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3X Fund LP	Total
			(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$8,269	$—	$—	$8,269	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	8,883	—	8,883	(a)
Tapestry Pooled Account V LLC*	Credit-Based	438	—	—	—	438	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	8,078	8,078	(c)
Externally Managed Portfolio Funds	Credit-Based	260	—	—	—	260	(b)
Externally Managed Portfolio Funds	Event Driven	1,992	—	—	—	1,992	(d)
Externally Managed Portfolio Funds	Hedged Equity	35	—	—	—	35	(e)
Externally Managed Portfolio Funds	Multi-Strategy	459	—	—	—	459	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	54	—	—	—	54	(g)
		$3,238	$8,269	$8,883	$8,078	$28,468
 *    These Portfolio Funds are affiliates of the Company.
The Company has no unfunded commitments regarding investments held by the four consolidated funds.

(a)	Investments held in affiliated master funds can be redeemed on a monthly basis with no advance notice.

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

(d)
The Event Driven strategy is generally implemented through various combinations and permutations of merger arbitrage, restructuring and distressed instruments. The investments in this category are primarily in a side pocket or suspended with undetermined payout dates.

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

(g)
The Fixed Income Arbitrage strategy seeks to achieve long term capital appreciation by employing a variety of strategies to generate returns without significant exposure to credit spread, interest rate changes or duration. As of March 31, 2012, the investment manager has gated investments.

(h)
The Opportunistic Equity investment style seeks to profit from higher levels of realized market volatility giving to shorter term price momentum and mean reversion trading opportunities.  The investee fund manager has side-pocketed investments with undetermined payout dates.

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master consists of $24.3 million. Included in this claim were assets with a value of $9.5 million at the time LBIE entered Administration, that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. In December 2011, Enterprise Master received an aggregate of approximately $2.4 million relating to securities, interest and dividends earned with respect to securities held by LBIE on behalf of Enterprise Master. A distribution of $2.9 million occurred in February of 2012. Post-distribution, the remaining Net Equity Claim for Enterprise Master is $12.4 million. Enterprise Master is valuing this claim at $6.7 million as of March 31, 2012. Of this amount, $5.3 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration. As discussed in Note 4a, the Company has an additional $1.0 million claim against LBIE as a result of certain cash and cash equivalent balances held at LBIE. LBIE claims consist of several components, valued as follows: (a) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement (“CRA”), (b) the trust assets that are not within the control of LBIE and are not believed to be held through Lehman Brothers, Inc. (“LBI”) were valued at 57% with respect to US denominated Assets and 55% with respect to foreign denominated Assets, which represented the Company's estimate of potential recovery rates and (c) the remaining unsecured claims against LBIE were valued at 55%, which represented the Company's estimate of potential recovery rates with respect to this exposure using available market quotes. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be significant.
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

In addition to Enterprise Master's claims against LBIE, LBI was a prime broker to Enterprise Master and Enterprise Master holds cash balances of $5.3 million at LBI. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the “SIPA Trustee”) as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, while there has been an initial ruling with respect to the claims asserted by Barclays plc against LBI relating to an asset purchase agreement entered into by Barclays plc with LBIE near the time of the SIPC liquidation proceeding, there is still uncertainty regarding the ultimate resolution of these claims that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of the Company's customer claims, management has estimated recovery with respect to the Company's exposure to LBI at 57% or $3.0 million as of March 31, 2012, which represents the present value of the mid point between what management believes are reasonable estimates of the low side and high side potential recovery rates with respect to the Company's exposure. The estimated recoverable amount by the Company may differ from the actual recoverable amount of the pending LBI claim, and the differences may be significant.(See Note 4a(4)).
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of March 31, 2012 and December 31, 2011, the Company assessed whether or not its Consolidated Funds had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of March 31, 2012 or December 31, 2011.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master as of March 31, 2012 and December 31, 2011:
Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	As of March 31, 2012	As of December 31, 2011
	Securities owned	Securities owned
	(dollars in thousands)
Common stock	$2,144	$2,173
Preferred stock	1,022	1,027
Private equity	293	276
Restricted stock	61	47
Rights	2,245	2,173
Trade claims	128	128
Warrants	2	3
	$5,895	$5,827
Derivative contracts, at fair value, owned by Enterprise Master, net

	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
Currency forwards	$(2)	$53
	$(2)	$53

Portfolio Funds, owned by Enterprise Master, at fair value

		As of March 31, 2012	As of December 31, 2011
	Strategy	Fair Value
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$37	$38
RCG Longview Equity Fund, LP*	Real Estate	15,678	14,460
RCG Longview II, LP*	Real Estate	1,596	1,592
RCG Longview Debt Fund IV, LP*	Real Estate	30,540	23,594
RCG Longview, LP*	Real Estate	290	271
RCG Soundview, LLC*	Real Estate	2,952	2,748
RCG Urban American Real Estate Fund, L.P.*	Real Estate	3,229	3,142
RCG International Sarl*	Multi-Strategy	897	870
Ramius Navigation Fund Ltd*	Multi-Strategy	—	1,106
Portside Growth & Opportunity Fund *	Multi-Strategy	226	—
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	96,842	97,144
Ramius Credit Opportunities Fund Ltd*	Distressed	77	121
RCG Endeavour, LLC*	Multi-Strategy	52	47
RCG Energy, LLC *	Energy	19,219	16,560
RCG Renergys, LLC*	Energy	2	2
Other Private Investments	Various	16,849	16,580
Real Estate Investments	Real Estate	17,320	15,795
		$205,806	$194,070

*	These Portfolio Funds are affiliates of the Company.
Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP
Multi‑Strat FOF's and Vintage FOF's investments in their respective master funds, when Multi‑Strat FOF's and Vintage FOF were consolidated as of December 31, 2011, represented their proportionate share of their master fund's net assets; as a result, the master funds investments in Portfolio Funds reflected below may have exceeded the net investments which Multi‑Strat FOF and Vintage FOF have recorded. Due to a restructuring related to the liquidation of the funds, Multi‑Strat Master FOF and Vintage Master FOF were consolidated during the three months ended March 31, 2012 (see Note 2b). The following table presents summarized investment information for the underlying Portfolio Funds held by Multi‑Strat Master FOF and Vintage Master FOF, at estimated fair value, as of December 31, 2011:

		As of December 31, 2011
	Strategy	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP
		(dollars in thousands)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi Strategy	$552	$—
Tapestry Pooled Account V, LLC*	Credit-Based	901	962
Externally Managed Funds	Credit-Based	40	399
Externally Managed Funds	Event Driven	3,015	5,044
Externally Managed Funds	Fixed Income Arbitrage	79	—
Externally Managed Funds	Hedged Equity	1,272	1,753
Externally Managed Funds	Multi Strategy	1,319	1,442
		$7,178	$9,600

*	These Portfolio Funds are affiliates of the Company.
RTS Global 3X Fund LP's Portfolio Fund investments
RTS Global 3X, which commenced operations in March 2010, invests over half of its equity in six externally managed portfolio funds which primarily concentrate on futures and global macro strategies. RTS Global 3X's investments in the portfolio funds represent its proportionate share of the portfolio funds net assets; as a result, the portfolio funds' investments reflected below may exceed the net investment which RTS Global 3X has recorded. The following table presents the summarized investment information, which primarily consists of receivables/(payables) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
Bond futures	$113	$(2)
Commodity options	—	181
Currency options	—	487
Commodity forwards	4	51
Commodity futures	97	756
Currency forwards	(19)	157
Currency futures	(339)	418
Energy futures	102	2
Equity future	1	—
Foreign currency option	—	358
Index options	(3)	80
Index futures	68	80
Interest rate futures	8	20
Interest rate options	—	(25)
	$32	$2,563

5. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2012 and December 31, 2011:
Operating Entities

	Assets at Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$237,114	$—	$—	$237,114
Common stocks	250,842	1,617	1,079	253,538
Convertible bonds	—	18,285	—	18,285
Corporate bonds	—	235,512	—	235,512
Futures	263	—	—	263
Options	38,481	1	—	38,482
Warrants and rights	1,572	—	3,316	4,888
Mutual funds	2,846	—	—	2,846
Other investments
Portfolio Funds	—	25,494	21,003	46,497
Real estate investments	—	—	2,579	2,579
Lehman claim	—	—	574	574
	$531,118	$280,909	$28,551	$840,578

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Liabilities at Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$130,540	$—	$—	$130,540
Common stocks	162,291	—	—	162,291
Corporate bonds	—	52	—	52
Futures	158	—	—	158
Equity swaps—short exposure	—	4	—	4
Options	26,738	46	—	26,784
	$319,727	$102	$—	$319,829

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$182,868	$—	$—	$182,868
Common stocks	248,598	713	1,069	250,380
Convertible bonds	—	18,130	—	18,130
Corporate bonds	—	231,864	—	231,864
Futures	172	—	—	172
Equity swaps	—	635	—	635
Options	55,530	169	69	55,768
Warrants and rights	1,225	—	1,465	2,690
Mutual funds	3,214	—	—	3,214
Other investments
Portfolio Funds	—	23,431	18,905	42,336
Real estate investments	—	—	2,353	2,353
Lehman claim	—	—	553	553
	$491,607	$274,942	$24,414	$790,963

	Liabilities at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$165,197	$—	$—	$165,197
Common stocks	123,875	2	—	123,877
Corporate bonds	—	1,529	—	1,529
Futures	617	—	—	617
Equity swaps—short exposure	—	140	—	140
Options	43,648	—	—	43,648
	$333,337	$1,671	$—	$335,008

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Consolidated Funds' investments

	Assets at Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$1,500	$—	$—	$1,500
Commercial paper	—	673	—	673
Corporate bonds	—	401	—	401
Other investments
Portfolio Funds	—	9,775	216,357	226,132
Lehman claims	—	—	5,346	5,346
	$1,500	$10,849	$221,703	$234,052

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$2,006	$—	$—	$2,006
Commercial paper	—	3,927	—	3,927
Corporate bonds	—	401	—	401
Other investments
Portfolio Funds	—	8,078	213,402	221,480
Lehman claims	—	—	7,340	7,340
	$2,006	$12,406	$220,742	$235,154

The following table includes a rollforward of the amounts for the three months ended March 31, 2012 and 2011 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Operating Entities										Consolidated Funds
	Common stocks	Common stocks, sold not yet purchased	Restricted Common Stock	Options, sold not yet purchased		Warrants and Rights		Portfolio Funds	Real estate	Lehman claim	Portfolio Funds		Lehman claim
	(dollars in thousands)
Balance at December 31, 2011	$1,069	$—	$—	$—		$1,534		$18,905	$2,353	$553	$213,402		$7,340
Transfers in	—	—	—	—		—		—	—	—	16,769	(b)	—
Transfers out	—	—	—	(1,004)	(a)	(88)	(c)	—	—	—	(17,151)	(b)	—
Purchases/(covers)	—	—	—	(302)		257		5,533	152	—	415		—
(Sales)/short buys	(6)	—	—	973		(65)		(4,433)	—	—	(2,888)		(2,291)
Realized gains (losses)	6	—	—	(35)		56		3	—	—	214		1,914
Unrealized gains (losses)	10	—	—	368		1,622		995	74	21	5,596		(1,617)
Balance at March 31, 2012	$1,079	$—	$—	$—		$3,316		$21,003	$2,579	$574	$216,357		$5,346

Balance at December 31, 2010	$334	$—	$5,000	$—		$1,977		$17,081	$1,882	$313	$311,242		$6,243
Transfers in	—	—	—	—		—		—	—	—	—		—
Transfers out	—	—	—	—		—		—	—	—	—		—
Purchases/(covers)	—	(152)	—	—		64		34,251	96	—	1		—
(Sales)/short buys	—	416	—	—		—		(34,142)	(5)	—	(52,624)		—
Realized gains (losses)	—	152	—	—		—		96	—	—	1,533		—
Unrealized gains (losses)	156	(15)	—	—		861		374	129	188	291		950
Balance at March 31, 2011	$490	$401	$5,000	$—		$2,902		$17,660	$2,102	$501	$260,443		$7,193
(a) The security began trading on an exchange due to a business combination.
(b) Change in consolidated funds (see Note 2b).
(c) The security was listed on an exchange subsequent to a private funding.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying condensed consolidated statements of operations.
Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These include assets such as goodwill and intangibles.
During the three months ended March 31, 2012 and 2011, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of March 31, 2012 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2012	Valuation techniques	Unobservable Inputs	Range (weighted average)

Common stocks	$1,079	Discounted cash flows, market multiples, recent transactions, bid levels, and comparable transactions.	Market multiples, valuation metric weights, and DCF discount rate.	Valuation metric: 25%-100%. DCF discount rates: 25%, Market multiples: 9x-10x
Warrants and rights	3,316	Model based	Volatility	Volatility: 20 to 40
Real estate	777	Market approach, income approach, and replacement cost.	Capital rate, DCF discount rate, net operating income, and replacement cost assumptions.	Capital rate: 4.75% to 8.75%
Lehman claim	574	Discounted cash flows and market quotes.	Projected cash flows and DCF discount rate.	Timing of projected cash flow: 1.25 years. DCF discount rate: 15%
	$5,746
Other level 3 assets and liabilities (a)	244,508
Total level 3 assets and liabilities	$250,254

(a)
Quantitative disclosures of unobservable inputs and assumptions are not required for investments for which NAV per share is used as a practical expedient to determine fair value, as their redemption features rather than observability of inputs cause them to be classified as a level 3 type asset within the fair value hierarchy. In addition, the fair value of the Consolidated Funds' investments are determined based on net asset value and therefore quantitative disclosures are not included in the table above.

The Company has established valuation policies and procedures and an internal control infrastructure over its fair value measurement of financial instruments which includes ongoing oversight by the valuation committee as well as periodic audits performed by the Company's internal audit group. The valuation committee is comprised of senior management, including non-investment professionals, who are responsible for overseeing and monitoring the pricing of the Company's investments, including the review of the results of the independent price verification process, approval of new trading asset classes and use of applicable pricing models and approaches.
The US GAAP fair value leveling hierarchy is designated and monitored on an ongoing basis. In determining the designation, the Company takes into consideration a number of factors including the observability of inputs, liquidity of the investment and the significance of a particular input to the fair value measurement. Designations, models, pricing vendors, third party valuation providers and inputs used to derive fair market value are subject to review by the valuation committee and the internal audit group. The Company reviews its valuation policy guidelines on an ongoing basis and may adjust them in light of, improved valuation metrics and models, the availability of reliable inputs and information, and prevailing market conditions. The Company reviews a daily profit and loss report, as well as other periodic reports, and analyzes material changes from period-to-period in the valuation of its investments as part of its control procedures. The Company also performs back testing on a regular basis by comparing prices observed in executed transactions to previous valuations.
The fair market value for level 3 securities may be highly sensitive to the use of industry standard models, unobservable inputs and subjective assumptions. The degree of fair market value sensitivity is also contingent upon the subjective weight given to specific inputs and valuation metrics. The Company holds various equity and debt instruments where different weight

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

may be applied to industry standard models representing standard valuation metrics such as: discounted cash flows, market multiples, comparative transactions, capital rates, recovery rates and timing, and bid levels. Generally, changes in the weights ascribed to the various valuation metrics and the significant unobservable inputs in isolation may result in significantly lower or higher fair value measurements. Volatility levels for warrants and options are not readily observable and subject to interpretation. Changes in capital rates, discount rates and replacement costs could significantly increase or decrease the valuation of the real estate investments. The interrelationship between unobservable inputs may vary significantly amongst level 3 securities as they are generally highly idiosyncratic. Significant increases (decreases) in any of those inputs in isolation can result in a significantly lower (higher) fair value measurement.
6. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of March 31, 2012 and December 31, 2011, receivable from brokers was $66.8 million and $62.0 million, respectively. Payable to brokers was $165.0 million and $213.4 million as of March 31, 2012 and December 31, 2011, respectively. The Company's receivables from and payable to brokers balances are concentrated with three reputable financial institutions.
7. Goodwill
In accordance with US GAAP, the Company tests goodwill for impairment on an annual basis or at an interim period if events or changed circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under US GAAP, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amounts as a basis for determining if it is necessary to perform the two-step approach. Periodically estimating the fair value of a reporting unit requires significant judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. There were no additions or impairment losses for goodwill during the three months ended March 31, 2012.
8. Redeemable Non-Controlling Interests in Consolidated Subsidiaries
Redeemable non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$4,724	$6,472
Consolidated funds	98,705	98,115
	$103,429	$104,587

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$293	$475
Consolidated funds and certain real estate entities	1,948	323
	$2,241	$798
9. Share-Based Compensation and Employee Ownership Plans
The Company issues share based compensation under Cowen Holdings' previously established 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock plus any approved additional shares in accordance with the Equity Plans. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. As of March 31, 2012, there were approximately 1.7 million shares available for future issuance under the Equity Plans. On January 1, 2012, 8.2 million shares were added to the shares available under the 2010 Equity and Incentive Plan to bring the total equal to 7.5% of the Company's outstanding shares of stock.
Under the 2010 Equity Plan, the Company awarded $16.5 million of deferred cash awards to its employees in February 2012. These awards vest over a period of five years and accrue interest at 0.75% per year. As of March 31, 2012, the Company had unrecognized compensation expense related to these awards of $16.0 million.
In addition to the Equity Plans, certain employees of the Company were issued membership interests in RCG Holdings LLC (formerly Ramius LLC) ("RCG") by RCG, a related party of the Company (the “RCG Grants”). Substantially all of the assets owned by RCG consist of shares of common stock of the Company. Accordingly, upon withdrawal of capital from RCG, members receive either distributions in kind of shares of common stock of the Company, or the proceeds from the sale of shares of the Company's common stock attributable to their capital accounts. The RCG Grants are subject to a service condition and vest to each employee over a period of approximately three years. Any RCG Grants forfeited are redistributed to the remaining stakeholders in RCG, which includes both employees and non-employees. The RCG Grants represent awards to employees of the Company by a related party, as compensation for services provided to the Company. As such, the expense related to these grants is included in the compensation expense of the Company, with a corresponding credit to stockholders equity.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $4.2 million and $5.7 million for the three months ended March 31, 2012, and 2011, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.2 million and $2.6 million for the three months ended March 31, 2012, and 2011, respectively.
In relation to awards under the RCG Grants, the Company recognized expense of $1.3 million and $1.5 million for the three months ended March 31, 2012, and 2011, respectively. The income tax effect recognized for the RCG Grants was a benefit of $0.5 million and $0.6 million for the three months ended March 31, 2012, and 2011, respectively.
Stock Options
The following table summarizes the Company's stock option activity for the three months ended March 31, 2012:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2011	866,428	$12.95	2.53	$—
Options granted	—	—	—	—
Options acquired	—	—	—	—
Options expired	(77,209)	16	—	—
Balance outstanding at March 31, 2012	789,219	$12.65	2.37	—
Options exercisable at March 31, 2012	639,216	$14.69	1.68	$—

(1)	Based on the Company's closing stock price of $2.71 on March 31, 2012 and $2.59 on December 31, 2011.
As of March 31, 2012, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.

Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the three months ended March 31, 2012:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2011	7,517,682	$5.57
Granted	7,406,325	2.86
Vested	(465,939)	4.72
Cancelled	—	—
Forfeited	(74,455)	3.52
Balance outstanding at March 31, 2012	14,383,613	$4.21
The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of March 31, 2012, there was $38.9 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.67 years.
RCG Grants
The following table summarizes the Company's RCG Grants activity for the three months ended March 31, 2012:

	Nonvested RCG Grants		Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2011	1,298,213		$7.30
Granted	—		—
Vested	—		—
Forfeited	(13,613)	*	7.30
Balance outstanding at March 31, 2012	1,284,600		$7.30
* Forfeitures of non vested RCG Grants are reallocated to other members within RCG Holdings, LLC.
The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the 2009 transactions between Ramius and Cowen.
As of March 31, 2012, there was $3.6 million of unrecognized compensation expense related to the Company's RCG Grants. Unrecognized compensation expense related to RCG Grants is expected to be recognized over a weighted-average period of 0.58 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 7,002 restricted stock units awarded, which were immediately vested and expensed upon grant, during the three months ended March 31, 2012. As of March 31, 2012 there were 195,130 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors.

10. Defined Benefit Plans
The following amounts relate to the above plans in aggregate for the three months ended March 31, 2012, and 2011:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—
Interest cost	53	72
Expected return on plan assets	(57)	(71)
Amortization of (loss) / gain	—	—
Amortization of prior service cost	5	5
Effect of settlement	(2)	(13)
Net periodic benefit cost	$(1)	$(7)
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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company's effective income tax rate was 2.22% and 15.60% for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, the unusual or infrequent item whose tax impact was recorded discretely was primarily related to the tax provisions of the Company's foreign subsidiaries.
For the three months ended March 31, 2012 and 2011, the effective tax rate differs from the statutory rate of 35% primarily due to an increase in the Company's valuation allowance, stock compensation and other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2012 the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
The Company is subject to examination by the United States Internal Revenue Service (IRS), the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. In 2011, the Company concluded the IRS audit for the tax years 2006 through 2009 with no proposed changes by the IRS.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but repatriates the current earnings of its foreign subsidiaries to the United States to the extent such repatriation is permissible under local regulatory rules. The undistributed earnings of the Company's foreign subsidiaries totaled $3.7 million as of March 31, 2012. The tax liability that would arise if these earnings were remitted to the United States is approximately $0.3 million.
12. Commitments and Contingencies
Lease Obligations
The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Net rent expense was $3.7 million and $3.6 million, for the three months ended March 31, 2012, and 2011, respectively.
The liability relating to future rent payments and other monthly amounts associated with vacating the remaining portion of the Company's leased premises, located at 1221 Avenue of Americas, was $5.5 million and $5.7 million as of March 31, 2012 and December 31, 2011, respectively.
As of March 31, 2012, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases(a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2012	$2,476	$8,418	$12,748
2013	3,301	9,305	17,304
2014	1,548	8,188	15,160
2015	1,051	3,058	12,235
2016	194	193	11,413
Thereafter	—	—	53,289
	$8,570	$29,162	$122,149

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 13 for further information on capital lease minimum payments.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.5 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.
The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances. As of March 31, 2012, the clawback obligations were $6.2 million. (See Note 18).
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of March 31, 2012, the Company had unfunded commitments of $6.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the Cowen Healthcare Royalty Partners funds and also as a member of Cowen Healthcare Royalty Partners General Partner, also has committed to invest $42.2 million in the Cowen Healthcare Royalty Partners funds which are managed by Cowen Healthcare Royalty Management. This commitment is expected to be called over a two to five-year period. The Company will make its pro-rata investment in the Cowen Healthcare Royalty Partners funds along with the other limited partners. Through March 31, 2012, the Company has funded $24.5 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of March 31, 2012, the Company's unfunded commitment to Starboard Value and Opportunity Fund LP is $2.9 million.
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
In accordance with the US GAAP, the Company establishes reserves for contingencies when the Company believes that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company discloses a contingency if there is at least a reasonable possibility that a loss may have been incurred and there is no reserve for the loss because the conditions above are not met. The Company's disclosure includes an estimate of the reasonably possible loss or range of loss for those matters, for which an estimate can be made. Neither reserve nor disclosure is required for losses that are deemed remote.
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
In connection with Cowen Holdings' previous initial public offering (“IPO”) and separation from Société Générale (“SG”) in 2006, Cowen Holdings entered into an indemnification agreement with SG under which (1) SG will indemnify, and will defend and hold harmless Cowen Holdings and each of the Cowen Holdings' subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify Cowen Holdings for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the Cowen Holdings' IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (the “Indemnification Agreement”). To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. As of March 31, 2012 and December 31, 2011, the total amount reserved in relation to the Indemnification Agreement was $0.5 million, respectively, and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statement of financial condition. In April 2012, the escrowed amount was released to SG and used by SG in connection with the settlement of the matter to which the escrow related.
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
13. Short-Term Borrowings and Other Debt
As of March 31, 2012 and December 31, 2011, short term borrowings and other debt of the Company were as follows:

	As of March 31, 2012	As of December 31, 2011
	(dollars in thousands)
Notes payable	$329	$370
Capital lease obligations	4,946	5,280
	$5,275	$5,650
In November 2010, the Company borrowed $0.6 million and $1.5 million to fund insurance premium payments. As of March 31, 2012, these notes payable were paid in full. The interest rates on these notes were 5.05% and 4.95%, respectively. Interest expense for the three months ended March 31, 2012 and 2011 was not significant.
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which is included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of March 31, 2012, the remaining balance on these capital leases was $4.9 million. Interest expense for the three months ended March 31, 2012 and 2011 was $0.1 million and nil.
As of March 31, 2012, the Company has six irrevocable letters of credit, for which there is cash or bond collateral pledged, including (i) $50,000, which expires on July 12, 2012, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2012, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease, (iii) $82,000, which expires on May 12, 2012, supporting the Company's San Francisco office, (iv) $1.2 million which expires on August 31, 2012, supporting the Company's lease of additional office space in New York, (v) $6.7 million, which expires December 12, 2012, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit at a rate equal to 0.5% and (vi) $1 million which expires February 22, 2013, supporting the lease of additional office space in New York.
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2012 and December 31, 2011, there were no amounts due related to these letters of credit.
Annual scheduled maturities of debt and minimum lease payments for capital lease obligation and short term borrowings and other debt outstanding as of March 31, 2012, are as follows:

	Capital Lease Obligation	Short Term Borrowings
	(dollars in thousands)
2012	$1,156	$137
2013	1,541	183
2014	1,402	46
2015	1,051	—
2016	194	—
Thereafter	—	—
Subtotal	5,344	366
Less: Amount representing interest (a)	(398)	(37)
Total	$4,946	$329

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.
14. Treasury stock
Treasury stock
Treasury stock of $17.9 million as of March 31, 2012 resulted from $0.04 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan and $0.9 million purchased in connection with a share repurchase program, authorizing the Company to purchase up to $20.0 million of the Company's Class A common stock. The following represents the activity relating to the treasury stock held by the Company during the three months ended March 31, 2012:

	Treasury stock shares	Cost (in thousands)	Average cost per share
Balance outstanding at December 31, 2011	5,346,003	$16,902	$3.16
Shares purchased for minimum tax withholding under the Equity Plan	15,840	43	2.70
Purchase of treasury stock	334,629	905	2.70
Balance outstanding at March 31, 2012	5,696,472	$17,850	$3.13
15. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income attributable to Cowen Group, Inc. stockholders by the weighted average number of common shares outstanding for the period. As of March 31, 2012, there were 113,976,466 shares outstanding, of which 461,359 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 195,130 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options were not included in the computation of diluted net income per common share for the three months ended March 31, 2012 and 2011, respectively, as their inclusion would have been anti-dilutive.
The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands, except per share data)
Net income (loss) attributable to Cowen Group, Inc. stockholders	$3,995	$82

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	114,281	74,160
Stock options	—	—
Restricted stock	1,382	1,923
Weighted average shares used in diluted computation	115,663	76,083
Earnings (loss) per share:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00
16. Segment Reporting
The Company conducts its operations through two segments: the alternative investment segment and the broker‑dealer segment. These activities are conducted primarily in the United States and substantially all of its revenues are generated domestically. The performance measure for these segments is Economic Income (Loss), which management uses to evaluate the financial performance of and make operating decisions for the segments including determining appropriate compensation levels.
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction, (iii) excludes certain other acquisition-related and/or reorganization expenses and (iv) excludes goodwill impairment. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the Value and Opportunity business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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
The following tables set forth operating results for the Company's alternative investment and broker dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

	Three Months Ended March 31, 2012
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$15,630	$15,630	$—	$—		$15,630
Brokerage	—	24,013	24,013	—	—		24,013
Management fees	14,020	—	14,020	(393)	(3,910)	(a)	9,717
Incentive income	4,022	—	4,022	—	(3,331)	(a)	691
Investment Income	16,803	4,302	21,105	—	(21,105)	(c)	—
Interest and dividends	—	—	—	—	5,372	(c)	5,372
Reimbursement from affiliates	—	—	—	(71)	1,116	(b)	1,045
Other revenue	124	260	384	—	483	(c)	867
Consolidated Funds revenues	—	—	—	145	—		145
Total revenues	34,969	44,205	79,174	(319)	(21,375)		57,480
Expenses
Employee compensation and benefits	17,446	28,463	45,909	—	774		46,683
Interest and dividends	19	69	88	—	1,636	(c)	1,724
Non-compensation expenses—Fixed	6,969	14,274	21,243	—	(21,243)	(c)(d)	—
Non-compensation expenses—Variable	1,309	5,566	6,875	—	(6,875)	(c)(d)	—
Non-compensation expenses	—	—	—	—	27,957	(c)(d)	27,957
Reimbursement from affiliates	(1,116)	—	(1,116)	—	1,116	(b)	—
Consolidated Funds expenses	—	—	—	375	—		375
Total expenses	24,627	48,372	72,999	375	3,365		76,739
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	19,671	(c)	19,671
Consolidated Funds net gains (losses)	—	—	—	2,641	3,325		5,966
Total other income (loss)	—	—	—	2,641	22,996		25,637
Income (loss) before income taxes and non-controlling interests	10,342	(4,167)	6,175	1,947	(1,744)		6,378
Income taxes expense / (benefit)	—	—	—	—	142	(b)	142
Economic Income (Loss) / Net income (loss) before non-controlling interests	10,342	(4,167)	6,175	1,947	(1,886)		6,236
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(300)	—	(300)	(1,947)	6		(2,241)
Economic Income (Loss) / Net income (loss) attributable to Cowen Group, Inc. stockholders	$10,042	$(4,167)	$5,875	$—	$(1,880)		$3,995
(1) For the three months ended March 31, 2012 the Company has reflected $4.2 million of investment income and related compensation expense of $1.4 million within the broker-dealer segment in proportion to its capital.

	Three Months Ended March 31, 2011
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$14,682	$14,682	$—	$—		$14,682
Brokerage	63	27,528	27,591	—	—		27,591
Management fees	14,047	—	14,047	(514)	(2,369)	(a)	11,164
Incentive income	5,163	—	5,163	—	(782)	(a)	4,381
Investment Income	11,033	6,176	17,209	—	(17,209)	(c)	—
Interest and dividends	—	—	—	—	4,559	(c)	4,559
Reimbursement from affiliates	—	—	—	(159)	1,168	(b)	1,009
Other revenue	1,252	(198)	1,054	—	(364)	(c)	690
Consolidated Funds revenues	—	—	—	169	—		169
Total revenues	31,558	48,188	79,746	(504)	(14,997)		64,245
Expenses
Employee compensation and benefits	15,834	26,903	42,737	—	2,350		45,087
Interest and dividends	56	161	217	—	2,392	(c)	2,609
Non-compensation expenses—Fixed	6,994	14,593	21,587	—	(21,587)	(c)(d)	—
Non-compensation expenses—Variable	2,096	6,852	8,948	—	(8,948)	(c)(d)	—
Non-compensation expenses	—	—	—	—	33,907	(c)(d)	33,907
Reimbursement from affiliates	(1,169)	—	(1,169)	—	1,169	(b)	—
Consolidated Funds expenses	—	—	—	628	—		628
Total expenses	23,811	48,509	72,320	628	9,283		82,231
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	17,283	(c)	17,283
Consolidated Funds net gains (losses)	—	—	—	1,455	291		1,746
Total other income (loss)	—	—	—	1,455	17,574		19,029
Income (loss) before income taxes and non-controlling interests	7,747	(321)	7,426	323	(6,706)		1,043
Income taxes expense / (benefit)	—	—	—	—	163	(b)	163
Economic Income (Loss) / Net income (loss) before non-controlling interests	7,747	(321)	7,426	323	(6,869)		880
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(475)	—	(475)	(323)	—		(798)
Economic Income (Loss) / Net income (loss) attributable to Cowen Group, Inc. stockholders	$7,272	$(321)	$6,951	$—	$(6,869)		$82

(1) For the three months ended March 31, 2011, the Company has reflected $6.4 million of investment income and related compensation expense of $1.9 million within the broker-dealer segment in proportion to its capital.

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

Other Adjustments:
(a)     Economic Income (Loss) recognizes revenues (i) net of distribution fees paid to agents and (ii) our proportionate share of management and incentive fees of certain real estate operating entities and the activist business (2012 only).
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
For the three months ended March 31, 2012 and 2011, there was no one fund or other customer which represented more than 10% of the Company's total revenues. Primarily all of the revenues earned by the alternative investment segment were from related parties for the three months ended March 31, 2012 and 2011. There were no revenues earned from related parties by the broker dealer segment in the three months ended March 31, 2012 and 2011.
17. Regulatory Requirements
As registered broker‑dealers, Cowen and Company and Cowen Capital LLC (formerly known as LaBranche Capital, LLC) are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Cowen Capital LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 2% of aggregate indebtedness. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2012, Cowen and Company had total net capital of approximately $26.6 million, which was approximately $25.6 million in excess of its minimum net capital requirement of $1 million. As of March 31, 2012, Cowen Capital, LLC had total net capital of approximately $4.8 million, which exceeded minimum requirements by $3.8 million.
Cowen and Company is exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, if applicable.
Ramius UK Ltd. (“Ramius UK”) and Cowen International Limited (“CIL”) are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FSA. As of March 31, 2012, Ramius UK's Financial Resources of $0.6 million exceeded its minimum requirement of $0.2 million by $0.4 million. As of March 31, 2012, CIL's Financial Resources of $5.9 million exceeded its minimum requirement of $2.3 million by $3.6 million.
During the first quarter of 2012, due to the discontinuation of the LaBranche business, the firm decided to close the operations of CITL (formerly known as LaBranche Structured Products Europe Limited), a registered broker-dealer. On March 8, 2012, CITL was de-registered from the FSA. As of March 31, 2012, CITL was no longer subject to the regulatory capital requirements of the FSA in the United Kingdom.
Cowen and Company (Asia) Limited (“CCAL”) (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of March 31, 2012, CCAL's Financial Resources of $0.9 million exceeded the minimum requirement of $0.4 million by $0.5 million.
As a registered corporation under the Hong Kong Securities and Futures Ordinance, CSPH (formerly known as LaBranche Structured Products Hong Kong Limited) is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million as of March 31, 2012) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million as of March 31, 2012) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of March 31, 2012, CSPH's liquid capital, as defined, was $0.7 million, which exceeded its minimum requirements by $0.3 million.

18. Related Party Transactions
The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, Cowen Healthcare Royalty Management, LLC, and the Cowen Healthcare Royalty Partners funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of March 31, 2012 and December 31, 2011, $10.3 million and $14.9 million, respectively, included in fees receivable are earned from related parties.
The Company may, at its discretion, waive certain of the fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended March 31, 2012 and 2011, the Company reimbursed the funds that it manages $0.3 million and $0.4 million, respectively, which were recorded net in management fees and incentive income in the condensed consolidated statements of operations. As of March 31, 2012 and December 31, 2011, related amounts still payable were $3.6 million and $3.4 million, respectively, and were reflected in fees payable in the condensed consolidated statements of financial condition.
As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the condensed consolidated statements of financial condition. The remaining balance yet to be paid was $0.8 million and $1.0 million as of March 31, 2012 and December 31, 2011, respectively. Of such amounts outstanding as of March 31, 2012, $0.5 million will be paid in 2012.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the condensed consolidated statements of financial condition. As of March 31, 2012 and December 31, 2011, loans to employees of $4.9 million and $5.3 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. For the three months ended March 31, 2012 and 2011 the interest income was insignificant for these loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 4), whereby the Company can loan up to $3 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly) with a maturity of March 30, 2014. As of March 31, 2012, $1.5 million is included in due from related parties in the condensed consolidated statement of financial condition. For the three months ended March 31, 2012, interest charged for this loan was not significant.
Included in due to related parties is approximately $0.2 million and $0.3 million as of March 31, 2012 and December 31, 2011, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of March 31, 2012 and December 31, 2011. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. The Company is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
20. Subsequent Events
On April 5, 2012, the Company completed its acquisition of Algorithmic Trading Management, LLC, a provider of global, multi-asset class algorithmic execution trading models.
The Company has evaluated events through May 8, 2012 which is the date the condensed consolidated financial statements were available to be issued and has determined that there were no additional subsequent events requiring adjustment or disclosure to the condensed consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        This discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled “Risk Factors” in Item 1A of our 2011 Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Group, Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
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
Our alternative investment business had approximately $10.2 billion of assets under management as of April 1, 2012. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, funds of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.
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
Certain Factors Impacting Our Business
Our alternative investment business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A (“UniCredit S.p.A”), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a modification agreement, to extend the time period pursuant to which the Company was required to return the bulk of its assets in our funds to the end of 2010. The Company returned a significant portion of the assets during 2010 and as of March 31, 2012, including redemptions effective on April 1, 2012, we have returned approximately $532 million to affiliates of UniCredit S.p.A and these affiliates had a remaining investment of approximately $160 million invested in our investment vehicles, including a fund of funds managed account.

•
Investment performance.  Our revenues from incentive income are linked to the performance of the funds and accounts that we manage. Performance also affects assets under management because it influences investors' decisions to invest assets in, or withdraw assets from, the funds and accounts managed by us.

•
Fee and allocation rates.  Our management fee revenues are linked to the management fee rates we charge as a percentage of assets under management. Our incentive income revenues are linked to the incentive allocation rates we charge as a percentage of performance-driven asset growth. Our incentive allocations are generally subject to “high-water marks,” whereby incentive income is generally earned by us only to the extent that the net asset value of a fund at the end of a measurement period exceeds the highest net asset value as of the end of the earlier measurement period for which we earned incentive income. Our incentive allocations, in some cases, are subject to performance hurdles. As of March 31, 2012, certain classes and series of the Global Credit Fund were not yet above their "high-water mark".

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of April 1, 2012, we had investments of approximately $127.7 million, $179.8 million and $20.2 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP (“COIL”) and Ramius Optimum Investments LLC (“ROIL”), respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and ROIL are wholly owned entities managed by Ramius that the Company uses solely for the firm's invested capital.

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

External Factors Impacting Our Business
Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic or market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability (or increases in the cost of) credit and capital, increases in inflation or interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, or a combination of these or other factors. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:

•
Our alternative investment business was affected by the conditions impacting the global financial markets and the hedge fund industry during 2008, which was characterized by substantial declines in investment performance and unanticipated levels of requested redemptions. While the environment for investing in alternative investment products has since improved, the variability of redemptions could continue to affect our alternative investment business, and it is possible that we could intermittently experience redemptions above historical levels, regardless of fund performance.

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

•
Our broker-dealer business focuses primarily on small to mid-capitalization and private companies in specific industry sectors. These sectors may experience growth or downturns independent of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. In addition, increased government regulation has had, and may continue to have, a disproportionate effect on capital formation by smaller companies. Therefore, our broker-dealer business could be affected differently than overall market trends.

Our businesses, by their nature, do not produce predictable earnings. Our results in any period can be materially affected by conditions in global financial markets and economic conditions generally. We are also subject to various legal and regulatory actions that impact our business and financial results.
Recent Developments
On April 5, 2012, the Company completed its acquisition of Algorithmic Trading Management, LLC, a provider of global, multi-asset class algorithmic execution trading models.
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
The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to generally accepted accounting principles in the United States of America ("US GAAP") as described below (the “Consolidated Funds”). Consequently, the Company's condensed consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as redeemable non-controlling interests in consolidated subsidiaries in the condensed consolidated financial statements appearing elsewhere in this Form 10-Q. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.
Revenue recognition
The Company's principal sources of revenue are derived from two segments: an alternative investment segment and a broker-dealer segment, as more fully described below.
Our alternative investment segment generates revenue through three principal sources: management fees, incentive income and investment income from our own capital.
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

•
Real Estate Funds. Management fees from the Company's real estate funds are generally charged by their general partners at an annual rate from 1% to 1.5% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the Company's real estate funds are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the condensed consolidated statements of operations.

•
Cowen Healthcare Royalty Partners funds. During the investment period (as defined in the management agreement of the Cowen Healthcare Royalty Partners funds), management fees for the Cowen Healthcare Royalty Partners funds are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of assets under management. Management fees for the Cowen Healthcare Royalty Partners funds are calculated on a quarterly basis.

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

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. For the products we offer, incentive income earned is typically 20% for hedge funds and 10% for fund of funds and alternative solutions products (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis. These funds are subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the Cowen Healthcare Royalty Partners funds is earned only after investors receive a full return of their capital plus a preferred return.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of US GAAP. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in the condensed consolidated statement of operations may be subject to future reversal based on subsequent negative performance prior to the conclusion of the fiscal year, when all contingencies have been resolved.
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

•
Interest and Dividends.  Interest and dividend expense relates primarily to interest incurred on our credit facility (which was fully repaid and terminated in June 2011) in addition to increased trading activity with respect to the Company's investments.

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
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2012, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
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
Assets Under Management and Fund Performance
Assets Under Management
Assets under management refer to all of our alternative investment products, solutions and services including hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services. Assets under management also include the fair value of assets we manage pursuant to separately managed accounts, collateralized debt obligations for which we are the collateral manager, and, as indicated in the footnotes to the table below, proprietary assets which the Company has invested in these products. Also, as indicated, assets under management for certain products represent committed capital and certain products where the Company owns a portion of the general partners.
As of April 1, 2012, the Company had assets under management of $10.2 billion, a 1.0% decrease as compared to assets under management of $10.3 billion as of January 1, 2012. The $109 million decrease in assets under management during the three months ended March 31, 2012 resulted from $292 million in net redemptions partially offset by a $184 million performance-related increase in assets under management.
The following table is a breakout of total assets under management by platform as of April 1, 2012:

Platform	Total Assets under Management				Primary Strategies
	April 1, 2012		January 1, 2012
	(dollars in millions)
Hedge Funds (1)	$2,158	(2)	$1,918	(2)	Multi-Strategy
					Single Strategy

Alternative Solutions (3)	2,213		1,894		Multi-Strategy
					Single Strategy
					Customized Solutions
					Hedging Strategies

	334		855		Advisory

Ramius Trading Strategies (4)	239		262		Commodity Trading Advisory

Real Estate (1)	1,628	(7)	1,628	(7)	Debt
					Equity

Cowen Healthcare Royalty Partners (5)	1,473	(7)	1,473	(7)	Royalty Interests

Other (6)	2,111		2,235		Cash Management
					Mortgage Advisory
Total	$10,156		$10,265

(1)
The Company owns between 30% and 55% of the general partners of the real estate business and of the activist business (one of the single strategy hedge funds). We do not possess unilateral control over any of these general partners.

(2)	This amount includes the Company's invested capital of approximately $127.7 million and $125.8 million as of April 1, 2012 and January 1, 2012, respectively .

(3)	This amount includes the Company's invested capital of approximately $4.5 million and $5.2 million as of April 1, 2012 and January 1, 2012, respectively.

(4)
This amount includes three funds (RTS Global Fund, LP, RTS Global 3X Funds, LP and Ramius Trading Strategies Managed Futures Fund) and the Company's invested capital of approximately $22.3 million (which includes the notional amount of the Company's investment in RTS Global 3X Fund LP) as of April 1, 2012.

(5)
The Company shares the management fees from the Cowen Healthcare Royalty Partners funds equally with the founders of the Cowen Healthcare Royalty Partners funds. In addition, the Company receives a share of the carried interests of the general partners of the Cowen Healthcare Royalty Partners funds of between 27% and 40.2%.

(6)
The Company's cash management services business provides clients with investment guidelines for managing cash and establishes investment programs for managing their cash in separately managed accounts. The Company also provides mortgage advisory services where the Company manages collateralized debt obligations held by investors.

(7)	This amount reflects committed capital.

The following table presents total assets under management by period:

	Three Months Ended		Year ended December 31,
	April 1, 2012	December 31, 2011 - January 1, 2012	2011	2010	2009
		(dollars in thousands)
Beginning Assets under Management	$10,265,493	$10,347,173	$9,276,278	$8,313,638	$9,765,230
Net Subscriptions (Redemptions)	(292,384)	(81,680)	1,147,447	812,555	(1,780,117)	(2)
Net Performance (1)	182,926	—	(76,552)	150,085	328,525
Ending Assets under Management	$10,156,035	$10,265,493	$10,347,173	$9,276,278	$8,313,638

(1)	Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(2)
Net redemptions for 2009 include $807 million of capital commitments to the Cowen Healthcare Royalty Partners funds that were part of Cowen Holdings prior to the 2009 transactions between Ramius and Cowen.

Fund Performance
2011 was a challenging year for investors in almost all of the world's major markets, although the fourth quarter of 2011 was strong. In the first quarter of 2012, with reduced concerns over the European debt crisis and ongoing tensions in the Middle East (now dominated by Iran and Syria), investors were more sanguine about economic improvement in the U.S., more optimistic about corporate earnings reports and more comfortable taking on risk supported by the Federal Reserve's accommodative policy on rates. This was reflected in strong equity performance as the Standard & Poor's 500 gained nearly 13%, its best first quarter in almost a decade. Investors' search for yield drove the Merrill Lynch High Yield II Index up over 5% as well. By contrast, composite U.S. Treasury bond performance was off over 2%. Risk appetite brought IPOs back to the stock market, and high yield issuance totaled $107.0 billion. Corporate balance sheets continued to improve through refinancing, both in investment grade and high yield debt, as well as due to the increasing amounts of cash generated by operations. Merger and acquisition activity picked up as a result. While trading liquidity provided by financial institutions will not likely return to levels of the past due to regulatory and shareholder pressures, investors felt comfortable increasing their risk profile across various asset classes.
Ramius investment vehicles again had varying results during the first quarter of 2012, but as was the case at the end of 2011, those funds that we would expect to participate in a recovery in risk assets did so during the first quarter of 2012. As has been the general trend for some time, longer-dated investments in real estate continued to benefit from firmer underlying valuations and the increasing availability of capital. These factors further distanced high quality real estate assets from their 2009 lows. More liquid but specialized funds investing in the equity and credit markets turned in strong relative performances. The small cap activist fund had strong results relative to the Russell 2000, despite a low net exposure due to liquidity from closed transactions and incoming investor flows, as well as from the fund's ongoing hedging activities. In long/short corporate credit, recovery continued from the challenges of last year's turbulent third quarter. Subsequent portfolio modifications by the portfolio team, as well as fundamental security selection,  led to performance almost equaling that of the long-only Merrill Lynch High Yield II Index. The global macro and managed futures sectors had modestly negative first quarter results, with performance relative to industry benchmarks improving late in the quarter. Customized hedge fund of funds portfolios and client-specific solutions-based portfolios, employing both actual managers and liquid alternatives, also had satisfactory results. The multi-strategy funds maintained their focus on capital preservation, while still executing an opportunistic strategy for the sale of certain assets in order to make distributions to investors.
Invested Capital
The Company invests a significant portion of its capital base to help drive results and facilitate the growth of its alternative investment and broker/dealer businesses. Management allocates capital to three primary investment categories: (i) trading strategies; (ii) merchant banking investments; and (iii) real estate investments. The Company seeks to make strategic and opportunistic investments in varying capital structures across a diverse array of businesses, hedge funds and mutual funds. Much of the Company's trading strategy portfolio is invested along side the Company's alternative investment clients and includes liquid investment strategies such as corporate credit trading, event driven, macro trading, and enhanced cash management. Within its merchant banking investments, management generally takes a long-term view that typically involves investing directly in public and private companies globally, private equity funds and along side its alternative investment management clients. The Company's real estate investment strategy focuses on making investments along side the Company's alternative investment clients in Ramius managed funds such as the RCG Longview platform, as well as in direct investments in commercial real estate projects.

As of March 31, 2012, the Company's invested capital amounted to a net value $442.1 million (supporting a long market value of $746.9 million), representing approximately 85% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of March 31, 2012. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of March 31, 2012 because they are included in various line items of the condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$290.2	56%
Merchant Banking	108.2	21%
Real Estate	43.7	8%
Total	442.1	85%
Stockholders' Equity	$517.5	100%
The allocations shown in the table above will change over time.

Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) of our alternative investment and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 16 to the Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).
Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011
Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Period to Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$15,630	$14,682	$948	6%
Brokerage	24,013	27,591	(3,578)	(13)%
Management fees	9,717	11,164	(1,447)	(13)%
Incentive income	691	4,381	(3,690)	(84)%
Interest and dividends	5,372	4,559	813	18%
Reimbursement from affiliates	1,045	1,009	36	4%
Other revenues	867	690	177	26%
Consolidated Funds revenues	145	169	(24)	(14)%
Total revenues	57,480	64,245	(6,765)	(11)%
Expenses
Employee compensation and benefits	46,683	45,087	1,596	4%
Interest and dividends	1,724	2,609	(885)	(34)%
General, administrative and other expenses	27,957	33,907	(5,950)	(18)%
Consolidated Funds expenses	375	628	(253)	(40)%
Total expenses	76,739	82,231	(5,492)	(7)%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	19,671	17,283	2,388	14%
Consolidated Funds net gains (losses)	5,966	1,746	4,220	242%
Total other income (loss)	25,637	19,029	6,608	35%
Income (loss) before income taxes	6,378	1,043	5,335	512%
Income taxes expense (benefit)	142	163	(21)	(13)%
Net income (loss)	6,236	880	5,356	609%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	2,241	798	1,443	181%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$3,995	$82	$3,913	4,772%
Revenues
Investment Banking
Investment banking revenues increased $0.9 million to $15.6 million for the three months ended March 31, 2012 compared with $14.7 million in the prior year quarter. During the three months ended March 31, 2012, the Company completed 16 underwriting transactions, one private capital raising transaction, two debt capital market transactions and one strategic advisory transaction. During the three months ended March 31, 2011, the Company completed 12 underwriting transactions, one private capital raising transaction and two strategic advisory transactions and one debt financing transaction. During 2012, a higher proportion of our deals were lead managed which resulted in higher fees earned per transaction.
Brokerage
Brokerage revenues decreased $3.6 million to $24.0 million for the three months ended March 31, 2012 compared with $27.6 million in the prior year quarter. This was primarily attributable to lower commission revenues due to a reduction in customer trading volumes. Customer trading volumes across the industry decreased 20% in the three months ended March 31, 2012 compared to the prior year quarter.
Management Fees
Management fees decreased $1.5 million to $9.7 million for the three months ended March 31, 2012 compared with $11.2 million in the prior year quarter. This was primarily attributable to a) a reclassification of the earnings from the Value and Opportunity business, subsequent to the April 2011 spin off, which is now recorded in other income (loss) and b) our healthcare royalty funds, for which fees decreased in the current year due to an increase in committed capital, in the prior year quarter, that resulted in recognizing cumulative retrospective management fees. These decreases were partially offset by an increase in fees from our Ramius Trading Strategies funds, as a result of launching our Ramius Trading Strategies Managed Futures Fund, of $0.6 million.
Incentive Income
Incentive income decreased $3.7 million to $0.7 million for the three months ended March 31, 2012, compared with $4.4 million in the prior year quarter. This was primarily a result of a decrease in performance fees earned on our Global Credit fund and our Value and Opportunity funds of $0.3 million and $3.4 million, respectively.   The decrease in fees for our Value and Opportunity funds was a result of the spin off of our Value and Opportunity business in the second quarter of 2011 which is recorded in other income (loss) subsequent to April 2011.
Interest and Dividends
Interest and dividends increased $0.8 million to $5.4 million for the three months ended March 31, 2012 compared with $4.6 million in the prior year quarter. This was primarily attributable to an increase in interest income resulting from an increased number of investments in interest bearing securities during 2012 as compared to 2011.
Reimbursements from Affiliates
Reimbursements from affiliates remained unchanged at $1.0 million for the three months ended March 31, 2012 compared with $1.0 million in the prior year quarter.
Other Revenues
Other revenues increased $0.2 million to $0.9 million for the three months ended March 31, 2012 compared with $0.7 million in the prior year quarter.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.1 million to $0.1 million for the three months ended March 31, 2012 compared with $0.2 million in the prior year quarter.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $1.6 million to $46.7 million for the three months ended March 31, 2012 compared with $45.1 million in the prior year quarter. This was primarily attributable to an increase in the amortization of deferred compensation and investments in new professionals offset by a decrease in severance expense. The compensation to revenue ratio, based on total revenues only, was 81% for the three months ended March 31, 2012, compared with 70% in the prior year quarter. The compensation to revenue ratio, including other income (loss), was 56% for the three months ended March 31, 2012, compared with 54% to the prior year quarter. The increase in the compensation to revenue ratio resulted from a 4% increase in total compensation combined with an 11% decrease in total revenues. Average headcount for 2012 increased by 6.1% from the prior year quarter.
Interest and Dividends
Interest and dividends expense decreased $0.9 million to $1.7 million for the three months ended March 31, 2012 compared with $2.6 million in the prior year quarter. Interest and dividends expense related to interest on our credit facility (which was fully repaid and terminated in June 2011) in addition to trading activity with respect to the Company's investments.
General, Administrative and Other Expenses
General, administrative and other expenses decreased $5.9 million to $28.0 million for the three months ended March 31, 2012 compared with $33.9 million in the prior year quarter. This was primarily due to:
•professional fees incurred in prior year quarter for
◦syndication costs related to a capital raise by an alternative investment asset fund,
◦the LaBranche acquisition and Value and Opportunity business spin off,
◦closing of acquisitions of Luxembourg reinsurance companies and
•a decrease in service fees related to cost cutting efforts made in 2011 to reduce excess services.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.2 million to $0.4 million for the three months ended March 31, 2012 compared with $0.6 million in the prior year quarter.
Other Income (Loss)
Other income (loss) increased $6.6 million to $25.6 million for the three months ended March 31, 2012 compared with $19.0 million in the prior year quarter. This primarily relates to an increase in the Consolidated Funds' performance due to increased performance in real estate and private investments as well as the Company's own invested capital driven by performance across certain investment strategies such as our event driven and our global credit strategies. This was partially offset by declining performance in our concentrated public equity strategy. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense decreased $0.1 million to $0.1 million for the three months ended March 31, 2012 compared with $0.2 million in the prior year quarter. The decrease in the Company's tax expense was caused by lower foreign taxes recorded by the Company's foreign subsidiaries.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $1.4 million to $2.2 million for the three months ended March 31, 2012 compared with $0.8 million in the prior year quarter. The period over period change was the result of an overall increase in performance of the Consolidated Funds and therefore more allocations of gains/losses to non-controlling interest holders.
Segment Analysis and Economic Income (Loss)
Segments
The Company conducts its operations through two segments: an alternative investment segment and a broker-dealer segment. The Company's alternative investment segment currently includes its hedge funds, replication products, managed futures funds, fund of funds, real estate, cash management services, and mortgage advisory services and other investment platforms businesses, as well as Cowen Healthcare Royalty Partners, which was a legacy Cowen Group operating business prior to the 2009 transactions between Ramius and Cowen. The Company's broker-dealer segment currently includes its investment banking, brokerage and equity research businesses.
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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 16 to the Company's condensed consolidated financial statements included in this 10-Q.
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction, (iii) excludes certain other acquisition-related and/or reorganization expenses and (iv) excludes goodwill impairment. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the Value and Opportunity business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
Economic Income Revenues
The Company's principal sources of Economic Income revenues are derived from activities in the following business segments:
Our alternative investment segment generates Economic Income revenues through three principal sources: management fees, incentive income and investment income from our own capital. Management fees are directly impacted by any increase or decrease in assets under management, while incentive income is impacted by our funds' performance and resulting increase or decrease in assets under management. Investment income from the Company's own capital is impacted by the performance of the funds and other securities in which our capital is invested. The Company periodically receives other Economic Income revenue which is unrelated to our own invested capital or our activities on behalf of the Company's funds.
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
Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011
For the three months ended March 31, 2012 and 2011, the Company's alternative investment segment includes hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate, healthcare royalty funds, cash management and mortgage advisory services, Cowen Healthcare Royalty Partners's operating results and other investment platforms operating results.
For the three months ended March 31, 2012 and 2011, the Company's broker-dealer segment includes investment banking, research and brokerage businesses' operating results.

	Three Months Ended March 31,
	2012			2011			Total Period-to-Period
	Alternative Investment		Total 2012	Alternative Investment		Total 2011
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$15,630	$15,630	$—	$14,682	$14,682	$948	6%
Brokerage	—	24,013	24,013	63	27,528	27,591	(3,578)	(13)%
Management fees	14,020	—	14,020	14,047	—	14,047	(27)	—%
Incentive income (loss)	4,022	—	4,022	5,163	—	5,163	(1,141)	(22)%
Investment income (loss)	16,803	4,302	21,105	11,033	6,176	17,209	3,896	23%
Other revenues	124	260	384	1,252	(198)	1,054	(670)	(64)%
Total economic income revenues	34,969	44,205	79,174	31,558	48,188	79,746	(572)	(1)%
Economic Income Expenses
Compensation and benefits	17,446	28,463	45,909	15,834	26,903	42,737	3,172	7%
Non-compensation expenses—Fixed	6,988	14,343	21,331	7,050	14,754	21,804	(473)	(2)%
Non-compensation expenses—Variable	1,309	5,566	6,875	2,096	6,852	8,948	(2,073)	(23)%
Reimbursement from affiliates	(1,116)	—	(1,116)	(1,169)	—	(1,169)	53	(5)%
Total economic income expenses	24,627	48,372	72,999	23,811	48,509	72,320	679	1%
Net economic income (loss) (before non-controlling interest)	10,342	(4,167)	6,175	7,747	(321)	7,426	(1,251)	(17)%
Non-controlling interest	(300)	—	(300)	(475)	—	(475)	175	(37)%
Economic income (loss)	$10,042	$(4,167)	$5,875	$7,272	$(321)	$6,951	$(1,076)	(15)%
(a) For the three months ended March 31, 2012 and 2011, the Company has reflected $4.2 million and $6.4 million of investment income, respectively, and related compensation expense of $1.4 million and $1.9 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income Revenues
Total economic income revenues were $79.2 million for the three months ended March 31, 2012, a decrease of $0.5 million compared to economic income revenues of $79.7 million in the prior year quarter. For purposes of the following section all references to revenue refer to economic income revenues.
Alternative Investment Segment
Alternative investment segment economic income revenues was $35.0 million for the three months ended March 31, 2012, an increase of $3.4 million compared to economic income revenues of $31.6 million in the prior year quarter.
Management Fees.    Overall management fees for the segment remain unchanged at $14.0 million for the three months ended March 31, 2012 compared with $14.0 million in the prior year quarter. There was a decline in management fees attributable to a) our healthcare royalty funds, for which fees decreased in the current year due to an increase in committed capital, in the prior year quarter, that resulted in recognizing cumulative retrospective management fees and b) two of our hedge funds (specifically the Ramius Multi-Strategy Fund and the Enterprise Fund, as we are closing these funds and are returning assets to the underlying investors). These decreases were offset by an increase in management fees relating to our Ramius Trading Strategies funds, as a result of launching our Ramius Trading Strategies Managed Futures Fund, and our hedge fund products, specifically our Value and Opportunity funds (even after giving effect to the spin off of the Value and Opportunity business in the second quarter of 2011) and our Global Credit fund.
Incentive Income (Loss).    Incentive income for the segment decreased $1.2 million to $4.0 million for the three months ended March 31, 2012 compared with an income of $5.2 million in the prior year quarter. This was primarily a result of a decrease in performance fees earned on our real estate funds of $0.7 million, and a decrease of performance fees earned on our Global Credit fund and our Value and Opportunity funds of $0.3 million and $0.1 million, respectively.   The decrease in fees for our Value and Opportunity funds was primarily a result of the spin off of our Value and Opportunity business in the second quarter of 2011.
Investment Income.    Investment income for the segment increased $5.8 million to $16.8 million for the three months ended March 31, 2012, compared with an income of $11.0 million in the prior year quarter. This primarily relates to an increase in performance for equity the Company has invested in Enterprise Fund LP, due to increased performance in real estate and private investments, in addition to an increase in the Company's own invested capital driven by performance across certain investment strategies such as our event driven and our global credit strategies.  This was partially offset by declining performance in our concentrated public equity strategy.
Other Revenues.    Other revenues for the segment decreased $1.2 million to $0.1 million for the year ended March 31, 2012, compared with $1.3 million in the prior year quarter.
Broker-Dealer Segment
Broker-dealer segment economic income revenues were $44.2 million for the year ended March 31, 2012, a decrease of $4.0 million compared with economic income revenues of $48.2 million in the prior year quarter.
Investment Banking.    Investment banking revenues increased $0.9 million to $15.6 million for the three months ended March 31, 2012 compared with $14.7 million in the prior year quarter. During the three months ended March 31, 2012, the Company completed 16 underwriting transactions, one private capital raising transaction, two debt capital market transactions and one strategic advisory transaction. During the three months ended March 31, 2011, the Company completed 12 underwriting transactions, one private capital raising transaction and two strategic advisory transactions and one debt financing transaction. During 2012, a higher proportion of our deals were lead managed which resulted in higher fees earned per transaction.
Brokerage.    Brokerage revenues decreased $3.5 million to $24.0 million for the three months ended March 31, 2012, compared with $27.5 million in the prior year quarter. This was primarily attributable to lower commission revenues due to a reduction in customer trading volumes. Customer trading volumes across the industry decreased 20% in the three months ended March 31, 2012 compared to the prior year quarter.
Investment Income.    Investment income for the segment decreased $1.9 million to $4.3 million for the three months ended March 31, 2012, compared with an income of $6.2 million in the prior year quarter. This was primarily a result of a decrease of equity held at our registered broker-dealers.
Economic Income Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $3.2 million to $45.9 million for the three months ended March 31, 2012, compared with $42.7 million in the prior year quarter. This was primarily attributable to an increase in the amortization of deferred compensation and investments in new professionals offset by a decrease in severance expense. The compensation to revenue ratio was 58% for the three months ended March 31, 2012, compared to 54% for the prior year period. The increase in the compensation to revenue ratio resulted from a 7% increase in total compensation combined with unchanged revenues compared to the prior year quarter. Average headcount for 2012 increased by 6.1% from the prior year quarter.
Compensation and benefits expenses for the alternative investment segment increased $1.6 million to $17.4 million for the three months ended March 31, 2012 compared with $15.8 million in the prior year quarter. The increase was supported by an increase in variable compensation due to higher alternative investment revenues in accordance with the compensation to revenue ratio. The compensation to revenue ratio remained at 50% for the three months ended March 31, 2012 and 2011, respectively.
Compensation and benefits expenses for the broker-dealer segment increased $1.6 million to $28.5 million for the three months ended March 31, 2012 compared with $26.9 million in the prior year quarter. This was attributable to increased headcount related to investments in new professionals and increases in stock compensation expense. The compensation to revenue ratio was 64% for three months ended March 31, 2012 compared with 56% in the prior year quarter.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $0.5 million to $21.3 million for the three months ended March 31, 2012 compared with $21.8 million in the prior year quarter. This was primarily related to a decrease in service fees and occupancy and equipment expenses related to cost cutting efforts made in 2011 to reduce excess services and space. This decrease was partially offset by an increase in other costs relating to the real estate business and the Value and Opportunity business (subsequent to the spin off in the second quarter of 2011).
Fixed non-compensation expenses for the alternative investment segment decreased $0.1 million to $7.0 million for the three months ended March 31, 2012 compared with $7.1 million in the prior year quarter. Fixed non-compensation expenses for the broker-dealer segment decreased $0.5 million to $14.3 million for the three months ended March 31, 2012 compared with $14.8 million in the prior year quarter.

The following table shows the components of the non-compensation expenses—fixed, for three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$88	$217	$(129)	(59)%
Professional, advisory and other fees	3,291	2,917	374	13%
Occupancy and equipment	4,533	5,702	(1,169)	(21)%
Depreciation and amortization	2,154	2,056	98	5%
Service fees	2,224	3,612	(1,388)	(38)%
Other	9,041	7,300	1,741	24%
Total	$21,331	$21,804	$(473)	(2)%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, decreased $2.1 million to $6.9 million for the three months ended March 31, 2012 compared with $8.9 million in the prior year quarter. The decrease was primarily due to syndication costs related to a capital raise by an alternative investment asset fund in the first quarter of 2011 and decreased conference related expenses.
The following table shows the components of the non-compensation expenses—variable, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$2,672	$3,033	$(361)	(12)%
Cowen Healthcare Royalty Partners syndication costs	—	1,072	(1,072)	(100)%
Expenses related to Luxembourg reinsurance companies	610	545	65	12%
Marketing and business development	3,593	4,298	(705)	(16)%
Total	$6,875	$8,948	$(2,073)	(23)%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, decreased $0.1 million to $1.1 million for the three months ended March 31, 2012 compared with $1.2 million in the prior year quarter.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2012, we had cash and cash equivalents of $66.2 million, which includes $16.4 million held in foreign subsidiaries, and net liquid investment assets of $284.1 million.

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
As of March 31, 2012, the Company had unfunded commitments of $6.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the Cowen Healthcare Royalty Partners funds and also as a member of Cowen Healthcare Royalty Partners General Partner, also has committed to invest $42.2 million in the Cowen Healthcare Royalty Partners funds which are managed by Cowen Healthcare Royalty Management. This commitment is expected to be called over a two to five-year period. The Company will make its pro-rata investment in the Cowen Healthcare Royalty Partners funds along with the other limited partners. Through March 31, 2012, the Company has funded $24.5 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of March 31, 2012, the Company's unfunded commitment to Starboard Value and Opportunity Fund LP is $2.9 million.
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
As registered broker‑dealers, Cowen and Company and Cowen Capital LLC (formerly known as LaBranche Capital, LLC) are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Cowen Capital LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 2% of aggregate indebtedness. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2012, Cowen and Company had total net capital of approximately $26.6 million, which was approximately $25.6 million in excess of its minimum net capital requirement of $1 million. As of March 31, 2012, Cowen Capital, LLC had total net capital of approximately $4.8 million, which exceeded minimum requirements by $3.8 million.
Cowen and Company is exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, if applicable.
Ramius UK Ltd. (“Ramius UK”) and Cowen International Limited (“CIL”) are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FSA. As of March 31, 2012, Ramius UK's Financial Resources of $0.6 million exceeded its minimum requirement of $0.2 million by $0.4 million. As of March 31, 2012, CIL's Financial Resources of $5.9 million exceeded its minimum requirement of $2.3 million by $3.6 million.
During the first quarter of 2012, due to the discontinuation of the LaBranche business, the firm decided to close the operations of Cowen International Trading Limited (“CITL”), (formerly known as LaBranche Structured Products Europe Limited), a registered broker-dealer. On March 8, 2012, CITL was de-registered from the FSA. As of March 31, 2012, CITL was no longer subject to the regulatory capital requirements of the FSA in the United Kingdom.
Cowen and Company (Asia) Limited (“CCAL”) (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of March 31, 2012, CCAL's Financial Resources of $0.9 million exceeded the minimum requirement of $0.4 million by $0.5 million.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, Cowen Structured Products Hong Kong limited (“CSPH”) (formerly known as LaBranche Structured Products Hong Kong Limited) is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million as of March 31, 2012) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million as of March 31, 2012) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of March 31, 2012, CSPH's liquid capital, as defined, was $0.7 million, which exceeded its minimum requirements by $0.3 million.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of March 31, 2012, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of March 31, 2012 and December 31, 2011.
There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of March 31, 2012 and December 31, 2011:

As of March 31, 2012
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Capital Inc bearing interest of 0.03% - 0.07% due on April 2, 2012	$131,007
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.53% - 2.2% due on April 4, 2012 to January 31, 2013	48,990
Agreements with Barclays Capital Inc bearing interest of 0.13% - 1.15% due on April 2, 2012 to May 9, 2012	245,201
$294,191

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
$228,783
For all of the Company's holdings of Repurchase Agreements as of March 31, 2012, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements continue on a day-to-day basis.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation, general and administrative expenses and payments of interest and principal under the former line of credit.
Operating Activities.    Net cash used in operating activities of $156.7 million for the three months ended March 31, 2012 was predominately related to cash used to pay for year end bonuses and payments for purchases of securities related to the Company's invested capital and Consolidated Funds which is only partially offset by proceeds from sales of securities owned by the Company and Consolidated Funds. Net cash provided by operating activities of $33.4 million for the three months ended March 31, 2011 was predominately related to an increase in cash held at brokers and proceeds from the sale of other investments owned by Consolidated Funds, partially offset by cash used to pay for year end bonuses included in compensation payable.

Investing Activities.    Net cash provided by investing activities of $37.6 million for the three months ended March 31, 2012 and $23 million for the three months ended March 31, 2011was primarily from increased repurchase agreement activity, respectively.
Financing Activities.    Net cash provided by financing activities for the three months ended March 31, 2012 was $58.4 million primarily related to increased repurchase activity. Net cash used in financing activities for the three months ended March 31, 2011 was $66.5 million primarily related to increased repurchase agreement activity and payments by the consolidated funds to investors for capital withdrawals.
Short-Term Borrowings and other debt
In November 2010, the Company borrowed $0.6 million and $1.5 million to fund insurance premium payments. As of March 31, 2012, these notes payable were paid in full. The interest rates on these notes were 5.05% and 4.95%, respectively. Interest expense for the three months ended March 31, 2012 and 2011 was not significant.
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which is included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of March 31, 2012, the remaining balance on these capital leases was $4.9 million. Interest expense for the three months ended March 31, 2012 and 2011 was $0.1 million and nil.
As of March 31, 2012, the Company has six irrevocable letters of credit, for which there is cash or bond collateral pledged, including (i) $50,000, which expires on July 12, 2012, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on May 12, 2012, supporting Cowen Healthcare Royalty Management, LLC's Stamford office lease, (iii) $82,000, which expires on May 12, 2012, supporting the Company's San Francisco office, (iv) $1.2 million which expires on August 31, 2012, supporting the Company's lease of additional office space in New York, (v) $6.7 million, which expires December 12, 2012, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit at a rate equal to 0.5% and (vi) $1 million which expires February 22, 2013, supporting the lease of additional office space in New York.
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2012 and December 31, 2011, there were no amounts due related to these letters of credit.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of March 31, 2012. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
Cowen and Company, Cowen Capital LLC (formerly known as Labranche Capital, LLC), Labranche & Co. LLC, Cowen Structured Holdings LLC (formerly known as Labranche and Co Inc.) are members of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Cowen and Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for Cowen and Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
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
Consolidation
These condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest, including the Consolidated Funds, in which the Company has a controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. The Company’s funds are not subject to these consolidation provisions with respect to their investments pursuant to their specialized accounting.
The Company’s condensed consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the Consolidated Funds on a gross basis. The management fees and incentive income earned by the Company from the Consolidated Funds were eliminated in consolidation; however, the Company’s allocated share of net income from these funds was increased by the amount of this eliminated income. Hence, the consolidation of these funds had no net effect on the Company’s net earnings.
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
The Company primarily uses the “market approach” to value its financial instruments measured at fair value. In determining an instrument's level within the hierarchy, the Company separates the Company's financial instruments into three categories: securities, derivative contracts and other investments. To the extent applicable, each of these categories can further be divided between those held long or sold short.
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

The Company categorizes its investments in Portfolio Funds within the fair value hierarchy dependent on its ability to redeem the investment. If the Company has the ability to redeem its investment at NAV at the measurement date or within the near term, the Portfolio Fund is categorized as a level 2 investment within the fair value hierarchy. If the Company does not know when it will have the ability to redeem its investment or cannot do so in the near term, the Portfolio Fund is categorized as a level 3 investment within the fair value hierarchy. See Notes 4 and 5 for further details of the Company's investments in Portfolio Funds.

ii.
Real estate investments—Real estate investments are valued at estimated fair value. The fair value of real estate investments are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by the Company. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, the Company considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Real estate investments are reviewed on a quarterly basis by the Company for significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.

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

See Notes 4 and 5 for further information regarding the Company's investments, including equity method investments, and fair value measurements.
Revenue recognition
The Company's principal sources of revenue are derived from two segments: an alternative investment segment and a broker-dealer segment, as more fully described below.
Our alternative investment segment generates revenue through three principal sources: management fees, incentive income and investment income from our own capital.
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

•
Real Estate Funds. Management fees from the Company's real estate funds are generally charged by their general partners at an annual rate between 1% to 1.5% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the Company's real estate funds are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the condensed consolidated statements of operations.

•
Cowen Healthcare Royalty Partners Funds. During the investment period (as defined in the management agreement of the Cowen Healthcare Royalty Partners funds), management fees for the Cowen Healthcare Royalty Partners funds are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of assets under management. Management fees for the Cowen Healthcare Royalty Partners funds are calculated on a quarterly basis.

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
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. For the products we offer, incentive income earned is typically 20% for hedge funds and 10% for fund of funds and alternative solutions products (in certain cases on performance in excess of a benchmark), generally, of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, in certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis. These funds are subject to a potential clawback of that incentive income upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the Cowen Healthcare Royalty Partners funds is earned only after investors receive a full return of their capital plus a preferred return.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of the US GAAP. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in the condensed consolidated statement of operations may be subject to reversal based on subsequent negative performance of the funds prior to the conclusion of the fiscal year, when all contingencies have been resolved.
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
In accordance with US GAAP, the Company tests goodwill for impairment on an annual basis or at an interim period if events or changed circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under US GAAP, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amounts as a basis for determining if it is necessary to perform the two-step approach. The first step requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds the fair value, there is an indication that the related goodwill might be impaired and the step two is performed to measure the amount of impairment, if any.
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
Intangible assets with finite lives are amortized over their estimated average useful lives. The Company does not have any intangible assets deemed to have indefinite lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized in the condensed consolidated statements of operations if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding carrying value.
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. The condensed consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 12 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2g. "New accounting pronouncements" in our condensed consolidated financial statements for the quarter ended March 31, 2012 and "Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on March 9, 2012.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2012, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2012.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
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
In accordance with the US GAAP, the Company establishes reserves for contingencies when the Company believes that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company discloses a contingency if there is at least a reasonable possibility that a loss may have been incurred and there is no reserve for the loss because the conditions above are not met. The Company's disclosure includes an estimate of the reasonably possible loss or range of loss for those matters, for which an estimate can be made. Neither reserve nor disclosure is required for losses that are deemed remote.
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
In connection with Cowen Holdings' previous initial public offering (“IPO”) and separation from Société Générale (“SG”) in 2006, Cowen Holdings entered into an indemnification agreement with SG under which (1) SG will indemnify, and will defend and hold harmless Cowen Holdings and each of the Cowen Holdings' subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify Cowen Holdings for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the Cowen Holdings' IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (the “Indemnification Agreement”). To the extent that we are indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. As of March 31, 2012 and December 31, 2011, the total amount reserved in relation to the Indemnification Agreement was $0.5 million, respectively, and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statement of financial condition. In April 2012, the escrowed amount was released to SG and used by SG in connection with the settlement of the matter to which the escrow related.
There have been no new developments with respect to the Company's legal proceedings that occurred in the first quarter of 2012. The Company's discussion should be read together with in the accompanying Note 12 "Commitments, Contingencies and Guarantees—Litigation," in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our 2011 Form 10-K filed with the SEC on March 9, 2012.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In July 2011, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $20.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended March 31, 2012, through the share repurchase program, the Company repurchased 334,629 shares of Cowen Class A common stock at an average price of $2.70 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2012 – January 31, 2012)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total

Month 2 (February 1, 2012 – February 29, 2012)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total

Month 3 (March 1, 2012 – March 31, 2012)
Common stock repurchases(1)	334,629	$2.70	—	—	(3)
Employee transactions(2)	15,840	$2.70	—	—
Total
Total (January 1, 2012 – March 31, 2012)
Common stock repurchases(1)	334,629	$2.70	—	—	(3)
Employee transactions(2)	15,840	$2.70	—	—
Total

(1)	As announced in July 2011, the Company's Board of Directors authorized the repurchase, subject to market conditions, of up to $20.0 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer and President (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	May 8, 2012	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated
Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*     Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections