Form 10-Q
period 2012-06-30
COWEN GROUP, INC.
filed 2012-08-07
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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
As of August 6, 2012 there were 114,313,439 shares of the registrant's common stock outstanding.

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
Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2012 and 2011. The Consolidated Financial Statements as of December 31, 2011 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of June 30,	As of December 31,
	2012	2011
Assets
Cash and cash equivalents	$80,069	$128,875
Cash collateral pledged	9,257	9,785
Securities owned, at fair value	807,266	744,914
Securities purchased under agreement to resell	224,573	166,260
Other investments	68,336	59,943
Receivable from brokers	15,238	62,046
Fees receivable	18,789	22,297
Due from related parties	16,107	16,554
Fixed assets, net of accumulated depreciation and amortization of $27,127 and $23,852, respectively	34,807	37,042
Goodwill	26,211	20,028
Intangible assets, net of accumulated amortization of $21,419 and $20,220, respectively	12,399	5,760
Other assets	23,495	26,620
Consolidated Funds
Cash and cash equivalents	307	297
Securities owned, at fair value	2,234	6,334
Other investments, at fair value	227,918	228,820
Other assets	625	263
Total Assets	$1,567,631	$1,535,838
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$400,945	$334,251
Securities sold under agreement to repurchase	234,958	228,783
Payable to brokers	226,794	213,360
Compensation payable	22,365	71,223
Short-term borrowings and other debt	4,856	5,650
Fees payable	6,049	5,503
Due to related parties	771	1,914
Accounts payable, accrued expenses and other liabilities	59,850	61,462
Consolidated Funds
Capital withdrawals payable	69	394
Accounts payable, accrued expenses and other liabilities	589	246
Total Liabilities	957,246	922,786
Commitments and Contingencies (Note 13)
Redeemable non-controlling interests	98,460	104,587
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 122,094,954 shares issued and 114,208,268 outstanding as of June 30, 2012 and 119,393,640 shares issued and 114,047,637 outstanding as of December 31, 2011, respectively (including 420,276 and 576,892 restricted shares, respectively)	1,135	1,135
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	701,953	688,427
(Accumulated deficit) retained earnings	(167,931)	(163,980)
Accumulated other comprehensive income (loss)	27	(215)
Less: Class A common stock held in treasury, at cost, 7,886,686 and 5,346,003 shares as of June 30, 2012 and December 31, 2011, respectively.	(23,259)	(16,902)
Total Stockholders' Equity	511,925	508,465
Total Liabilities and Stockholders' Equity	$1,567,631	$1,535,838
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Investment banking	$16,254	$14,343	$31,884	$29,025
Brokerage	24,568	24,607	48,581	52,198
Management fees	9,932	11,857	19,649	23,021
Incentive income	580	675	1,271	5,056
Interest and dividends	5,868	5,840	11,240	10,399
Reimbursement from affiliates	1,381	981	2,426	1,990
Other revenues	831	232	1,698	922
Consolidated Funds
Interest and dividends	30	136	91	305
Other revenues	26	8	109	8
Total revenues	59,470	58,679	116,949	122,924
Expenses
Employee compensation and benefits	43,097	43,575	89,780	88,662
Floor brokerage and trade execution	4,182	3,685	7,934	7,795
Interest and dividends	3,207	3,115	4,931	5,724
Professional, advisory and other fees	3,695	10,398	7,621	17,538
Service fees	3,155	4,366	5,392	7,978
Communications	3,853	4,342	7,254	7,235
Occupancy and equipment	5,544	5,591	10,786	11,298
Depreciation and amortization	2,363	2,011	4,518	4,069
Client services and business development	3,753	4,132	7,579	8,809
Other expenses	3,941	(859)	7,360	2,849
Consolidated Funds
Interest and dividends	4	40	20	87
Professional, advisory and other fees	561	613	849	1,073
Other expenses	70	219	140	341
Total expenses	77,425	81,228	154,164	163,458
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	9,787	76	29,458	17,358
Bargain purchase gain	—	22,244	—	22,244
Consolidated Funds:
Net realized and unrealized gains (losses) on investments and other transactions	(2,417)	4,971	3,547	7,314
Net realized and unrealized gains (losses) on derivatives	373	(84)	414	(525)
Net gains (losses) on foreign currency transactions	23	(117)	(15)	(273)
Total other income (loss)	7,766	27,090	33,404	46,118
Income (loss) before income taxes	(10,189)	4,541	(3,811)	5,584
Income tax expense (benefit)	191	(17,954)	333	(17,791)
Net income (loss)	(10,380)	22,495	(4,144)	23,375
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(2,434)	2,458	(193)	3,256
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(7,946)	$20,037	$(3,951)	$20,119
Weighted average common shares outstanding:
Basic	114,561	76,330	114,420	75,600
Diluted	114,561	77,898	114,420	76,889
Earnings (loss) per share:
Basic	$(0.07)	$0.26	$(0.03)	$0.27
Diluted	$(0.07)	$0.26	$(0.03)	$0.26
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011

Net income (loss)			$(4,144)			$23,375
Other comprehensive income, net of tax:
Foreign currency translation		72			160
Defined benefit pension plans:
Prior service cost arising during period	—			—
Net gain/(loss) arising during period	160			185
Add: amortization of prior service cost included in net periodic pension cost	10	170		10	195
Total other comprehensive income, net of tax			242			355
Comprehensive income (loss)			$(3,902)			$23,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2011	114,047,637	$1,135	$(16,902)	$688,427	$(215)	$(163,980)	$508,465	$104,587
Net income (loss)	—	—	—	—	—	(3,951)	(3,951)	(193)
Defined benefit plans	—	—	—	—	170	—	170	—
Foreign currency translation	—	—	—	—	72	—	72	—
Deconsolidation of funds	—	—	—	—	—	—	—	(17,104)
Consolidation of funds	—	—	—	—	—	—	—	18,521
Capital withdrawals	—	—	—	—	—	—	—	(7,351)
Restricted stock awards issued	2,701,314	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(2,540,683)	—	(6,357)	—	—	—	(6,357)	—
Amortization of share based compensation	—	—	—	13,526	—	—	13,526	—
Balance, June 30, 2012	114,208,268	$1,135	$(23,259)	$701,953	$27	$(167,931)	$511,925	$98,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(4,144)	$23,375
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain	—	(22,244)
Depreciation and amortization	4,518	4,069
Share-based compensation	13,526	14,086
Deferred rent obligations	(952)	(569)
Purchases of securities owned, at fair value	(3,318,650)	(5,053,676)
Proceeds from sales of securities owned, at fair value	3,232,262	4,834,296
Proceeds from sales of securities sold, not yet purchased, at fair value	2,497,536	2,485,115
Payments to cover securities sold, not yet purchased, at fair value	(2,403,844)	(2,435,760)
Net (gains) losses on securities, derivatives and other investments	(24,157)	(13,509)
Consolidated Funds
Purchases of securities owned, at fair value	(163,715)	(245,778)
Proceeds from sales of securities owned, at fair value	167,812	248,297
Purchases of other investments	(7,122)	(11,101)
Proceeds from sales of other investments	11,986	87,963
Net realized and unrealized (gains) losses on investments and other transactions	(4,883)	(5,373)
(Increase) decrease in operating assets:
Cash acquired upon transaction	—	117,496
Cash collateral pledged	528	(41)
Securities owned, at fair value, held at broker dealer	23,444	(73,150)
Receivable from brokers	46,808	64,704
Fees receivable	4,258	9,246
Due from related parties	447	(136)
Other assets	3,301	(8,765)
Consolidated Funds
Cash and cash equivalents	926	6,421
Other assets	1,036	449
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(14,181)	28,189
Payable to brokers	13,434	154,035
Compensation payable	(50,540)	(52,799)
Fees payable	490	(3,338)
Due to related parties	(1,143)	(6,630)
Accounts payable, accrued expenses and other liabilities	(5,406)	3,908
Consolidated Funds
Due to related parties	25	—
Accounts payable, accrued expenses and other liabilities	324	(1,165)
Net cash provided by / (used in) operating activities	$23,924	$147,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended June 30,
(continued)	2012	2011
Cash flows from investing activities:
Securities purchased under agreement to resell	$(58,313)	$20,423
Purchases of other investments	(3,889)	(40,650)
Purchase of business, net of cash acquired (See Note 2)	(10,062)	—
Proceeds from sales of other investments	7,429	39,567
Purchase of fixed assets	(1,084)	(4,263)
Net cash provided by / (used in) investing activities	(65,919)	15,077
Cash flows from financing activities:
Securities sold under agreement to repurchase	6,175	(22,726)
Borrowings on short-term borrowings and other debt	—	493
Repayments on short-term borrowings and other debt	(794)	(25,608)
Purchase of treasury stock	(4,516)	—
Capital withdrawals to non-controlling interests in operating entities	(2,267)	(2,009)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	—	4,038
Capital withdrawals to non-controlling interests in Consolidated Funds	(5,409)	(43,059)
Net cash provided by / (used in) financing activities	(6,811)	(88,871)
Change in cash and cash equivalents	(48,806)	73,821
Cash and cash equivalents at beginning of year	128,875	36,354
Cash and cash equivalents at end of year	$80,069	$110,175

Supplemental non-cash information
Purchase of treasury stock, at cost, upon close of acquisition (see Note 2)	$—	$1,906
Net assets acquired upon acquisition (net of cash) (See Note 2)	$—	$58,486
Non compete agreements and covenants with limiting conditions acquired (see Note 2)	$—	$2,310
Common stock issuance upon close of acquisition (see Note 2)	$—	$156,048
Purchase of treasury stock, at cost, through net settlement (See Note 15)	$1,841	$—
Net assets of consolidated entities	$18,521	$3,470
Net assets of deconsolidated entities	$17,104	$—
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
2. Acquisitions

Algorithmic Trading Management, LLC

On April 5, 2012, the Company completed its acquisition of all of the outstanding interests in ATM USA, LLC ("ATM USA"), Algorithmic Trading Management, LLC ("ATM LLC") and Algo Trading Management Inc. ("ATM INC") (collectively the “ATM Group”), a provider of global, multi-asset class algorithmic execution trading models. The acquisition was completed in accordance with the definitive sale and purchase agreement, entered into on January 13, 2012, as announced during the first quarter of 2012, for cash. In the aggregate, the purchase price, assets acquired and liabilities assumed were not significant and the near term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant. Post acquisition, the ATM Group will be included in the broker-dealer segment.

The acquisition was accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). As such, results of operations for the ATM Group are included in the accompanying condensed consolidated statements of operations since the date of acquisition, and the assets acquired, liabilities assumed and the resulting goodwill were recorded at their fair values within their respective line item on the condensed consolidated statement of financial condition.

LaBranche & Co Inc.
The acquisition of LaBranche & Co Inc. ("LaBranche") by the Company was consummated after the market close on June 28, 2011. LaBranche's wholly owned subsidiary, Cowen Capital LLC (formerly LaBranche Capital LLC), is a registered broker-dealer and FINRA member firm that prior to the operations being discontinued in the fourth quarter of 2011 operated as a market-maker in exchange traded funds ("ETFs"), engaged in hedging activities in options, ETFs, structured notes, foreign currency securities and futures related to its market-making operations and also conducted principal trading activities in these securities.
Under the terms of the Merger Agreement, each outstanding share of LaBranche was converted into 0.9980 shares of Cowen Class A common stock (the "Exchange Ratio"). The consideration received by LaBranche's shareholders was valued at approximately $156.0 million in the aggregate, based on the closing price of Cowen Class A common stock on the NASDAQ Global Select Market of $3.82 on June 28, 2011. This is based on 40,931,997 shares of LaBranche stock that were outstanding on the date of the completion of the acquisition.
The acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. In this case, the acquisition was accounted for as an acquisition by Cowen of LaBranche. As such, results of operations for LaBranche are included in the accompanying condensed consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their estimated fair values. The fair value of Cowen shares issued to LaBranche shareholders was the purchase consideration for the acquisition. Based on the June 28, 2011 purchase price allocation, the fair value of the net identifiable assets acquired and liabilities assumed amounted to $176.0 million (excluding $2.3 million non-compete agreements and covenants with limiting conditions acquired), exceeding the fair value of the purchase price of $156.0 million. As a result, the Company recognized a nonrecurring bargain purchase gain of approximately $22.2 million in the second quarter of 2011, which is included in other income in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011. As the purchase consideration (the Exchange Ratio)

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

was determined based on the stock price of Cowen on June 28, 2011, the purchase price allocation based on the fair value of LaBranche's net assets at acquisition date reflected in these condensed consolidated financial statements has resulted in a bargain purchase gain.
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
The Company recognized approximately $0.6 million and $2.3 million of acquisition-related costs, including legal, accounting, and valuation services, for the three and six months ended June 30, 2011, respectively. These costs are included in professional, advisory and other fees and other expenses in the condensed consolidated statements of operations.
Included in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2011 are revenues of $0.2 million and a net income of $0.2 million related to LaBranche's results of operations for the period from June 29, 2011 through June 30, 2011.
During the fourth quarter of 2011, the subsidiaries acquired through the LaBranche acquisition were discontinued. As a result, no unaudited supplemental proforma information is presented.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
As of June 30, 2012, the Company consolidates the following funds (the “2012 Consolidated Funds”): Ramius Enterprise LP (“Enterprise LP”), Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and RTS Global 3X Fund LP (“RTS Global 3X”). As of December 31, 2011, the Company consolidated the following funds (the “2011 Consolidated Funds”): Enterprise LP, Ramius Multi‑Strategy FOF LP (“Multi‑Strat FOF”), Ramius Vintage Multi‑Strategy FOF LP (“Vintage FOF”), Levered FOF and RTS Global 3X. Effective January 1, 2012, Multi-Strat FOF and Vintage FOF collapsed their operations into their respective master funds, Multi-Strat Master FOF and Vintage Master FOF due to a winding down decision earlier adopted by the Boards of Directors of the respective funds. This resulted in the Company's voting shares or units being held directly at the master funds level and thus consolidating them. Collectively the 2012 Consolidated Funds and the 2011 Consolidated Funds are referred to as the Consolidated Funds.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
The Company determines whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of June 30, 2012, and December 31, 2011, the Company does not consolidate any VIEs.
As of June 30, 2012, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) (the “2012 Unconsolidated Master Fund”) through one of its Consolidated Funds, Enterprise LP. As of December 31, 2011, the Company held a variable interest in Enterprise Master, Multi‑Strat Master FOF and Vintage Master FOF (the “2011 Unconsolidated Master Funds”) through three of its Consolidated Funds: Enterprise LP, Multi‑Strat FOF and Vintage FOF (the “2011 Consolidated Feeder Funds”), respectively. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the 2012 or 2011 Unconsolidated Master Funds. Collectively the 2012 Unconsolidated Master Funds and the 2011 Unconsolidated Master Funds are referred to as the Unconsolidated Master Funds.
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
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $242.4 million and $1.6 million as of June 30, 2012 and $259.2 million and $2.0 million as of December 31, 2011, respectively. In addition, the maximum exposure relating to these variable interest entities as of June 30, 2012 was $196.2 million, and as of December 31, 2011 was $211.0 million, all of which is included in other investments, at fair value in the Company's condensed consolidated statements of financial condition. The exposure to loss primarily relates to the respective 2012 or 2011 Consolidated Feeder Funds' investment in their respective 2012 or 2011 Unconsolidated Master Funds as of June 30, 2012 and December 31, 2011. See Note 5 for further information regarding the Company's investments.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

ii.
Real estate investments—Real estate investments are valued at fair value. The fair value of real estate investments are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by the Company. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, the Company considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Real estate investments are reviewed on a quarterly basis by the Company for

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.
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

e.	Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of June 30, 2012 and December 31, 2011 Repurchase Agreements are secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of June 30, 2012 and December 31, 2011.
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
f.    Deferred Rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company recorded a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of June 30, 2012 and December 31, 2011 is $14.3 million and $15.3 million, respectively.
g.    New accounting pronouncements
Recently issued accounting pronouncements
In December 2011, the FASB issued amended guidance which will enhance disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
4. Cash collateral pledged
As of June 30, 2012 and December 31, 2011, cash collateral pledged in the amount of $9.3 million and $9.8 million, respectively, primarily relates to (a) a bond held as collateral on a letter of credit and (b) letters of credit issued to the landlord of the Company's premises in New York City (see Note 13). During the second quarter, the Company released $0.5 million to Société Générale, which was included in cash collateral pledged as of December 31, 2011 and was pledged to cover the cost of a litigation matter which is now settled (see Note 13).
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of June 30, 2012 and December 31, 2011, securities owned, at fair value consisted of the following:

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
U.S. Government securities (a)	$206,123	$182,868
Common stocks	353,840	250,380
Convertible bonds (b)	12,633	18,130
Corporate bonds (c)	191,840	231,864
Options	36,520	55,699
Warrants and rights	3,494	2,759
Mutual funds	2,816	3,214
	$807,266	$744,914

(a)
As of June 30, 2012, maturities ranged from July 2013 to November 2013 and interest rates ranged between 0.25% and 1%. As of December 31, 2011, maturities ranged from November 2013 to November 2021 and interest rates ranged between 0.25% and 8%.

(b)
As of June 30, 2012, maturities ranged from October 2014 to June 2016 and interest rates ranged between 5.25% and 5.75%. As of December 31, 2011, the maturity was August 2027 with an interest rate of 2.75%.

(c)
As of June 30, 2012, maturities ranged from September 2012 to February 2041 and interest rates ranged between 3.13% and 13.50%. As of December 31, 2011, maturities ranged from January 2012 to February 2041 and interest rates ranged between 3.13% and 13.50%.

The Company's direct involvement with derivative financial instruments includes credit default swaps, futures, equity swaps, options and warrants and rights. Open equity positions in futures transactions are recorded as receivables from and payables to broker‑dealers or clearing brokers, as applicable. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets. The Company's overall exposure to financial derivatives is limited. The Company's long exposure to credit default swaps, futures and equity swap derivative contracts, at fair value, as of June 30, 2012 and December 31, 2011 of $0.2 million and $0.8 million, respectively, is included in other assets in the accompanying condensed consolidated statements of financial condition. The Company's short exposure to futures and equity swap derivative contracts, at fair value, as of June 30, 2012 and December 31, 2011 of $0.8 million and $0.8 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. The realized and unrealized gains/(losses) related to derivatives trading activities for the three and six months ended June 30, 2012, and 2011 were not significant and are included in other income in the condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of June 30, 2012 and December 31, 2011, collateral consisting of $6.6 million and $8.1 million of cash, respectively, is included in receivable from brokers on the condensed consolidated statements of financial condition. As of June 30, 2012 and December 31, 2011 all derivative contracts were with multiple major financial institutions.
Other investments
As of June 30, 2012 and December 31, 2011, other investments consisted of the following:

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$46,083	$40,350
(2) Real estate investments, at fair value	2,079	2,353
(3) Equity method investments	19,443	16,687
(4) Lehman claims, at fair value	731	553
	$68,336	$59,943

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of June 30, 2012 and December 31, 2011, included the following:

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
Healthcare Royalty Partners (a)(*)	$7,711	$6,297
Healthcare Royalty Partners II (a)(*)	2,434	1,521
Ramius Global Credit Fund LP (b)(*)	13,201	11,790
Ramius Alternative Replication Ltd (c)(*)	832	837
Tapestry Investment Co PCC Ltd (d)	187	185
Ramius Enhanced Replication Fund LLC (e)(*)	705	337
Starboard Value and Opportunity Fund LP (f)(*)	12,126	11,123
Other private investment (g)	7,297	7,415
RCG LV Park Lane LLC (h)	700	—
Other affiliated funds (i)(*)	890	845
	$46,083	$40,350
* These portfolio funds are affiliates of the Company
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted for Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners), Healthcare Royalty Partners II (formerly Cowen Healthcare Royalty Partners II) and Starboard Value and Opportunity Fund LP in Note 13.

(a)	Healthcare Royalty Partners and Healthcare Royalty Partners II are private equity funds and therefore redemptions will be made when the underlying investments are liquidated.

(b)	Ramius Global Credit Fund LP has a quarterly redemption policy with a 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

(c)	Ramius Alternative Replication Ltd has monthly redemption policy with a seven day notice period.

(d)	Tapestry Investment Company PCC Ltd is in the process of liquidation and redemptions will be made periodically at the investment managers' decision as the underlying investments are liquidated.

(e)	Ramius Enhanced Replication Fund LLC has monthly redemption policy with a seven day notice period.

(f)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon ninety days notice.

(g)	Other private investment represents the Company's closed end investment in an investment company, which was formed to make an investment in a wireless broadband communication provider in Italy.

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
Real estate investments as of June 30, 2012 and December 31, 2011 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $1.8 million and $1.6 million, respectively, and real estate debt investments held by the Company of $0.3 million and $0.8 million, respectively.

(3)	Equity method investments

Equity method investments include investments held by the Company in several operating companies whose operations

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 30% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments is the investment in (a) Healthcare Royalty Partners General Partners, (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC representing a 9.7% stake in the exchange service provider for which the Company exercises significant influence over through representation on the CBOE Board of Directors, and (c) Starboard Value LP (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of a deep value small cap hedge fund and related managed accounts. The following table summarizes equity method investments held by the Company:

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,254	$1,980
Healthcare Royalty GP, LLC (formerly Cowen Healthcare Royalty GP, LLC)	629	513
Healthcare Royalty GP II, LLC (formerly Cowen Healthcare Royalty GP II, LLC)	412	258
CBOE Stock Exchange, LLC	2,176	2,423
Starboard Value LP	7,328	3,693
RCG Longview Partners, LLC	1,832	1,569
RCG Longview Louisiana Manager, LLC	1,567	1,140
RCG Urban American, LLC	1,319	1,258
RCG Urban American Management, LLC	532	1,096
RCG Longview Equity Management, LLC	196	557
Urban American Real Estate Fund II, L.P.	1,488	1,541
RCG Kennedy House, LLC	383	323
Other	327	336
	$19,443	$16,687

As of June 30, 2012 and December 31, 2011, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fulnd. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.
The Company's income (loss) from equity method investments was $3.6 million and $1.2 million, for the three months ended June 30, 2012 and 2011, respectively, and was $7.8 million and $2.4 million for the six months ended June 30, 2012 and 2011, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the three and six months ended June 30, 2012 and 2011, respectively.
For the period ended June 30, 2012 an equity method investment held by the Company has exceeded the 20% threshold for the income test required under SEC guidance. As such, the Company is required to present summarized income statement information for this significant investee for the current period. The summarized income statement information for the Company's investment in the individually significant investee is as follows:

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Revenues	$6,383	$600	$9,651	$600
Expenses	(2,419)	(471)	(2,747)	(471)
Net realized and unrealized gains (losses)	20	(4)	57	(4)
Net Income	$3,984	$125	$6,961	$125

(4)	Lehman Claims, at fair value
Lehman Brothers International (Europe) (“LBIE”), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the “Administration”) in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The status and ultimate resolution of the assets under LBIE's Administration proceedings is uncertain. The assets of the Company at LBIE at the time of Administration (the “Total Net Equity Claim”) consist of $1.0 million, which the Company believes will represent an unsecured claim against LBIE. This does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 5b(2). There can be no assurance that the Total Net Equity Claim value, as determined by the Company, will be accepted by the Administrators, nor does the Company know the manner and timing in which such claim will be satisfied and the ultimate value that will be received.
Given the great degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has decided to record the estimated fair value of the Total Net Equity Claim at an approximately 30% discount as of June 30, 2012 and a 47% discount as of December 31, 2011, which represents management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the “Estimated Recoverable Lehman Claim”). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual loss that may ultimately be incurred by the Company with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by the Company. (See Note 5b(2)).
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of June 30, 2012 and December 31, 2011 securities sold, not yet purchased, at fair value consisted of the following:

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
U.S. Government securities (a)	$225,679	$165,197
Common stocks	142,314	123,877
Corporate bonds (b)	7,985	1,529
Options	24,964	43,648
Warrants and rights	3	—
	$400,945	$334,251

(a)
As of June 30, 2012, maturities ranged from May 2013 to January 2040 and interest rates ranged between 0.19% and 7.41%. As of December 31, 2011, maturities ranged from September 2013 to January 2040 and interest rates ranged between 0.13% and 7.41%.

(b)	As of June 30, 2012, the maturities ranged from October 2012 to January 2026 with an interest rate between 5.55%

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

and 6.30%. As of December 31, 2011, maturities ranged from December 2016 to January 2026 and interest rates ranged between 5.55% and 9.50%.
Securities purchased under agreements to resell and securities sold under agreements to repurchase
The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of June 30, 2012 and December 31, 2011:

As of June 30, 2012
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Capital Inc bearing interest of 0.09% - 0.16% due on July 2, 2012	$224,573
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.20% due on July 10, 2012 to June 25, 2013	29,039
Agreements with Barclays Capital Inc bearing interest of 0.21% - 0.22% due July 2, 2012	205,919
$234,958

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
$228,783
For all of the Company's holdings of Repurchase Agreements as of June 30, 2012, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements rolls over on a day-to-day basis.
Transactions involving purchases of securities under agreements to resell are carried at their contract value which approximates fair value. These fair value measurement would be categorized as level 1 within the fair value hierarchy. As of June 30, 2012 and December 31, 2011, the fair value of the collateral received by the Company, consisting of government and corporate bonds, was $225.7 million and $166.7 million, respectively.
Transactions involving the sale of securities under Repurchase Agreements are carried at their contract value, which approximates fair value, and are accounted for as collateralized financings. In connection with these financings, as of June 30, 2012 and December 31, 2011, the Company had pledged collateral, consisting of government and corporate bonds, in the amount of $241.6 million and $243.1 million, respectively, which is included in securities owned, at fair value in the condensed consolidated statements of financial condition.
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
Securities owned, at fair value
As of June 30, 2012 and December 31, 2011 securities owned, at fair value, held by the Consolidated Funds are comprised of:

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
Government sponsored securities (a)	$1,602	$2,006
Commercial paper (b)	632	3,927
Corporate bond (c)	—	401
	$2,234	$6,334

(a)
As of June 30, 2012, maturities ranged from October 2012 to May 2014 and interest rates ranged between 0.32% and 1.74%. As of December 31, 2011, maturities ranged from October 2012 to October 2013 and interest rates ranged between 0.32% and 1.74%.

(b)	As of June 30, 2012, commercial paper was purchased at a discount and matures on July 2, 2012. As of December 31, 2011, commercial paper was purchased at a discount and matures on January 3, 2012.

(c)	As of December 31, 2011, the maturity was April 2012 with an interest rate of 0.58%.
Other investments, at fair value
As of June 30, 2012 and December 31, 2011 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
(1) Portfolio Funds	$221,380	$221,480
(2) Lehman claims	6,538	7,340
	$227,918	$228,820

(1)	Investments in Portfolio Funds, at fair value
As of June 30, 2012 and December 31, 2011, investments in Portfolio Funds, at fair value, included the following:

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
Investments of Enterprise LP	$195,325	$193,012
Investments of consolidated fund of funds	26,055	28,468
	$221,380	$221,480
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master‑feeder” structure with Enterprise Master, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds are recorded in other investments on the condensed consolidated statements of financial condition include Enterprise LP's investment of $195.3 million and $193.0 million in Enterprise Master as of June 30, 2012 and December 31, 2011, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP.
Investments of consolidated fund of funds investment companies
The investments of consolidated fund of funds investment companies are $26.1 million and $28.5 million as of June 30, 2012 and December 31, 2011, respectively. These investments include the investments of Levered FOF, Multi‑Strat Master FOF and Vintage Master FOF as of June 30, 2012 and Levered FOF, Multi‑Strat FOF and Vintage FOF as of December 31, 2011 (see Note 3b), all of which are investment companies managed by Ramius Alternative Solutions LLC. RTS Global 3X is

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

consolidated as of June 30, 2012 and December 31, 2011, which is managed by Ramius Trading Strategies LLC. Multi‑Strat Master FOF's investment objectives (as was Multi-Strat FOF's objective) is to invest discrete pools of their capital among portfolio managers that invest through Portfolio Funds, forming a multi‑strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Levered FOF had a similar strategy, but on a levered basis, prior to the fund winding down. Levered FOF is no longer levered. Vintage Master FOF's investment objective (as was Vintage FOF's objective) is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. Levered FOF, Multi‑Strat Master FOF and Vintage Master FOF are all in liquidation. RTS Global 3X's investment objective is to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital in managed futures and global macro‑based investment strategies. RTS Global 3X seeks to achieve its objective through a multi‑advisor investment approach by allocating its capital among third‑party trading advisors that are unaffiliated with RTS Global 3X. However, unlike a traditional “fund of funds” that invests with advisors through entities controlled by third‑parties, RTS Global 3X will allocate its capital among a number of different trading accounts organized and managed by the general partner.
The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of June 30, 2012 and December 31, 2011:

		Fair Value as of June 30, 2012
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	RTS Global 3X Fund LP	Total
		(dollars in thousands)
Tapestry Pooled Account V LLC*	Credit-Based	$440	$905	$966	$—	$2,311	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	11,873	11,873	(c)
Externally Managed Portfolio Funds	Credit-Based	152	57	240	—	449	(b)
Externally Managed Portfolio Funds	Event Driven	1,699	2,545	4,070	—	8,314	(d)
Externally Managed Portfolio Funds	Hedged Equity	17	226	1,008	—	1,251	(e)
Externally Managed Portfolio Funds	Multi-Strategy	246	635	685	—	1,566	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	29	42	—	—	71	(g)
Externally Managed Portfolio Funds	Opportunistic Equity	—	103	117	—	220	(h)
		$2,583	$4,513	$7,086	$11,873	$26,055

		Fair value as of December 31, 2011
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3X Fund LP	Total
		(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$8,269	$—	$—	$8,269	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	8,883	—	8,883	(a)
Tapestry Pooled Account V LLC*	Credit-Based	438	—	—	—	438	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	8,078	8,078	(c)
Externally Managed Portfolio Funds	Credit-Based	260	—	—	—	260	(b)
Externally Managed Portfolio Funds	Event Driven	1,992	—	—	—	1,992	(d)
Externally Managed Portfolio Funds	Hedged Equity	35	—	—	—	35	(e)
Externally Managed Portfolio Funds	Multi-Strategy	459	—	—	—	459	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	54	—	—	—	54	(g)
		$3,238	$8,269	$8,883	$8,078	$28,468
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

(c)
The Futures and Global Macro strategy is comprised of several portfolio accounts, each of which will be advised independently by a commodity trading advisor implementing primarily managed futures or global macro‑based investment strategies. The trading advisors (through their respective portfolio accounts) will trade independently of each other and, as a group, will employ a wide variety of systematic, relative value and discretionary trading programs in the global currency, fixed income, commodities and equity futures markets. In implementing their trading programs, the trading advisors will trade primarily in the futures and forward markets (as well as in related options). Although certain trading advisors may be permitted to use total return swaps and trade other financial instruments from time to time on an interim basis, the primary focus will be on the futures and forward markets. Redemption frequency of these portfolio accounts are monthly (and intra month for a $10,000 fee) and the notification period for redemptions is 5 business days (or 3 business days for intra month redemptions).

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

(g)
The Fixed Income Arbitrage strategy seeks to achieve long term capital appreciation by employing a variety of strategies to generate returns without significant exposure to credit spread, interest rate changes or duration. As of June 30, 2012, the investment manager has gated investments.

(h)
The Opportunistic Equity investment style seeks to profit from higher levels of realized market volatility giving to shorter term price momentum and mean reversion trading opportunities.  The investee fund manager has side-pocketed investments with undetermined payout dates.

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master consists of $24.3 million. Included in this claim were assets with a value of $9.5 million at the time LBIE entered Administration, that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. In December 2011, Enterprise Master received an aggregate of approximately $2.4 million relating to securities, interest and dividends earned with respect to securities held by LBIE on behalf of Enterprise Master. A distribution of $2.9 million occurred in February of 2012. Post-distribution, the remaining Net Equity Claim for Enterprise Master is $12.4 million. Enterprise Master is valuing this claim at $8.2 million as of June 30, 2012. Of this amount, $6.5 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration. As discussed in Note 5a, the Company has an additional $1.0 million claim against LBIE as a result of certain cash and cash equivalent balances held at LBIE. LBIE claims consist of several components, valued as follows: (a) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement (“CRA”), (b) the trust assets that are not within the control of LBIE and are not believed to be held through Lehman Brothers, Inc. (“LBI”) were valued at 70% with respect to US denominated Assets and 70% with respect to foreign denominated Assets, which represented the Company's estimate of potential recovery rates and (c) the remaining unsecured claims against LBIE were valued at 70%, which represented the

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Company's estimate of potential recovery rates with respect to this exposure using available market quotes. The Company believes that shortfalls with respect to trust assets that are not within LBIE's control will give rise to unsecured claims against LBIE. As a result, these claims were valued at 70%, which the Company believes may be higher than the recovery rate of the trust assets based on its current valuation methodology. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be significant.
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
In addition to Enterprise Master's claims against LBIE, LBI was a prime broker to Enterprise Master and Enterprise Master holds cash balances of $5.3 million at LBI. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the “SIPA Trustee”) as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. In addition, while there has been an initial ruling with respect to the claims asserted by Barclays plc against LBI relating to an asset purchase agreement entered into by Barclays plc with LBIE near the time of the SIPC liquidation proceeding, there is still uncertainty regarding the ultimate resolution of these claims that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of the Company's customer claims, management has estimated recovery with respect to the Company's exposure to LBI at 59% or $3.1 million as of June 30, 2012, which represents the present value of the mid point between what management believes are reasonable estimates of the low side and high side potential recovery rates with respect to the Company's exposure. The estimated recoverable amount by the Company may differ from the actual recoverable amount of the pending LBI claim, and the differences may be significant.(See Note 5a(4)).
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of June 30, 2012 and December 31, 2011, the Company assessed whether or not its Consolidated Funds had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of June 30, 2012 or December 31, 2011.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master as of June 30, 2012 and December 31, 2011:

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
Common stock	$2,147	$2,173
Distressed debt securities	57	—
Preferred stock	984	1,027
Private equity	303	276
Restricted stock	29	47
Rights	2,171	2,173
Trade claims	128	128
Warrants	5	3
	$5,824	$5,827
Derivative contracts, at fair value, owned by Enterprise Master, net

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
Currency forwards	$(15)	$53
	$(15)	$53
Portfolio Funds, owned by Enterprise Master, at fair value

		As of June 30, 2012	As of December 31, 2011
	Strategy	Fair Value
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$33	$38
RCG Longview Equity Fund, LP*	Real Estate	14,832	14,460
RCG Longview II, LP*	Real Estate	1,254	1,592
RCG Longview Debt Fund IV, LP*	Real Estate	30,561	23,594
RCG Longview, LP*	Real Estate	317	271
RCG Soundview, LLC*	Real Estate	2,200	2,748
RCG Urban American Real Estate Fund, L.P.*	Real Estate	3,331	3,142
RCG International Sarl*	Multi-Strategy	851	870
Ramius Navigation Fund Ltd*	Multi-Strategy	—	1,106
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	91,556	97,144
Ramius Credit Opportunities Fund Ltd*	Distressed	98	121
RCG Endeavour, LLC*	Multi-Strategy	41	47
RCG Energy, LLC *	Energy	19,164	16,560
RCG Renergys, LLC*	Energy	2	2
Other Private Investments	Various	18,513	16,580
Real Estate Investments	Real Estate	17,782	15,795
		$200,535	$194,070

*	These Portfolio Funds are affiliates of the Company.
Ramius Multi-Strategy Master FOF LP and Ramius Vintage Multi-Strategy Master FOF LP
Multi‑Strat FOF's and Vintage FOF's investments in their respective master funds, when Multi‑Strat FOF's and Vintage FOF were consolidated as of December 31, 2011, represented their proportionate share of their master fund's net assets; as a result, the master funds investments in Portfolio Funds reflected below may have exceeded the net investments which Multi‑Strat FOF and Vintage FOF have recorded. Due to a restructuring related to the liquidation of the funds, Multi‑Strat Master FOF and Vintage Master FOF were first consolidated during the first quarter of 2012 (see Note 3b). The following table presents summarized investment information for the underlying Portfolio Funds held by Multi‑Strat Master FOF and Vintage Master FOF, at estimated fair value, as of December 31, 2011:

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
RTS Global 3X Fund LP's Portfolio Fund investments
RTS Global 3X, which commenced operations in March 2010, invests over half of its equity in six externally managed portfolio funds which primarily concentrate on futures and global macro strategies. RTS Global 3X's investments in the portfolio funds represent its proportionate share of the portfolio funds net assets; as a result, the portfolio funds' investments reflected below may exceed the net investment which RTS Global 3X has recorded. The following table presents the summarized investment information, which primarily consists of receivables/(payables) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
Bond futures	$37	$(2)
Commodity options	—	181
Currency options	—	487
Commodity forwards	597	51
Commodity futures	(533)	756
Currency forwards	(110)	157
Currency futures	(373)	418
Energy futures	(87)	2
Equity future	19	—
Foreign currency option	—	358
Index options	(1)	80
Index futures	510	80
Interest rate futures	286	20
Interest rate options	—	(25)
	$345	$2,563

6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2012 and December 31, 2011:

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Operating Entities

	Assets at Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$206,123	$—	$—	$206,123
Common stocks	352,841	40	959	353,840
Convertible bonds	—	12,633	—	12,633
Corporate bonds	—	191,840	—	191,840
Futures	236	—	—	236
Currency forwards	—	16	—	16
Options	36,079	441	—	36,520
Warrants and rights	650	—	2,844	3,494
Mutual funds	2,816	—	—	2,816
Other investments
Portfolio Funds	—	26,207	19,876	46,083
Real estate investments	—	—	2,079	2,079
Lehman claim	—	—	731	731
	$598,745	$231,177	$26,489	$856,411

	Liabilities at Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$225,679	$—	$—	$225,679
Common stocks	142,314	—	—	142,314
Corporate bonds	—	7,985	—	7,985
Futures	19	—	—	19
Currency forwards	—	814	—	814
Options	24,894	70	—	24,964
Warrants and rights	—	—	3	3
	$392,906	$8,869	$3	$401,778

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$182,868	$—	$—	$182,868
Common stocks	248,598	713	1,069	250,380
Convertible bonds	—	18,130	—	18,130
Corporate bonds	—	231,864	—	231,864
Futures	172	—	—	172
Equity swaps	—	635	—	635
Options	55,530	169	—	55,699
Warrants and rights	1,225	—	1,534	2,759
Mutual funds	3,214	—	—	3,214
Other investments
Portfolio Funds	—	23,431	16,919	40,350
Real estate investments	—	—	2,353	2,353
Lehman claim	—	—	553	553
	$491,607	$274,942	$22,428	$788,977

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Liabilities at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$165,197	$—	$—	$165,197
Common stocks	123,875	2	—	123,877
Corporate bonds	—	1,529	—	1,529
Futures	617	—	—	617
Equity swaps—short exposure	—	140	—	140
Options	43,648	—	—	43,648
	$333,337	$1,671	$—	$335,008
Consolidated Funds' investments

	Assets at Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$1,602	$—	$—	$1,602
Commercial paper	—	632	—	632
Corporate bonds	—	—	—	—
Other investments
Portfolio Funds	—	11,873	209,507	221,380
Lehman claims	—	—	6,538	6,538
	$1,602	$12,505	$216,045	$230,152

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$2,006	$—	$—	$2,006
Commercial paper	—	3,927	—	3,927
Corporate bonds	—	401	—	401
Other investments
Portfolio Funds	—	8,078	213,402	221,480
Lehman claims	—	—	7,340	7,340
	$2,006	$12,406	$220,742	$235,154

The following table includes a rollforward of the amounts for the three and six months ended June 30, 2012 and 2011 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended June 30, 2012 and 2011
	Operating Entities								Consolidated Funds
	Common stocks	Common stocks, sold not yet purchased	Restricted Common Stock	Warrants and Rights	Warrants and Rights, sold not yet purchased	Portfolio Funds	Real estate	Lehman claim	Portfolio Funds	Lehman claim
	(dollars in thousands)
Balance at March 31, 2012	$1,079	$—	$—	$3,316	$—	$19,012	$2,579	$574	$215,815	$5,346
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—	—	—
Purchases/(covers)	—	—	—	25	(4)	1,230	—	—	19	—
(Sales)/short buys	—	—	—	—	9	(285)	(501)	—	(2,138)	—
Realized gains (losses)	—	—	—	—	—	2	—	—	(1,906)	1,192
Unrealized gains (losses)	(120)	—	—	(497)	(2)	(83)	1	157	(2,283)	—
Balance at June 30, 2012	$959	$—	$—	$2,844	$3	$19,876	$2,079	$731	$209,507	$6,538

Balance at March 31, 2011	$490	$401	$5,000	$2,902	$—	$17,660	$2,102	$501	$260,443	$7,193
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—	—	—
Purchases/(covers)	659	(826)	—	—	—	2,322	141	—	—	—
(Sales)/short buys	(409)	417	—	(48)	—	(2,587)	—	—	(28,300)	—
Realized gains (losses)	—	(7)	—	48	—	11	—	—	843	—
Unrealized gains (losses)	213	15	—	632	—	338	46	—	6,602	127
Balance at June 30, 2011	$953	$—	$5,000	$3,534	$—	$17,744	$2,289	$501	$239,588	$7,320

	Six Months Ended June 30, 2012 and 2011
	Operating Entities										Consolidated Funds
	Common stocks	Common stocks, sold not yet purchased	Restricted Common Stock	Warrants and Rights		Warrants and Rights, sold not yet purchased		Portfolio Funds	Real estate	Lehman claim	Portfolio Funds		Lehman claim
	(dollars in thousands)
Balance at December 31, 2011	$1,069	$—	$—	$1,534		$—		$16,919	$2,353	$553	$213,402		$7,340
Transfers in	—	—	—	—		—		—	—	—	16,227	(a)	—
Transfers out	—	—	—	(88)	(b)	(1,004)	(c)	—	—	—	(17,151)	(a)	—
Purchases/(covers)	—	—	—	282		(306)		2,851	152	—	434		—
(Sales)/short buys	(6)	—	—	(65)		982		(814)	(501)	—	(5,026)		(2,291)
Realized gains (losses)	6	—	—	56		(35)		7	—	—	(1,692)		1,914
Unrealized gains (losses)	(110)	—	—	1,125		366		913	75	178	3,313		(425)
Balance at June 30, 2012	$959	$—	$—	$2,844		$3		$19,876	$2,079	$731	$209,507		$6,538

Balance at December 31, 2010	$334	$—	$5,000	$1,977		$—		$17,081	$1,882	$313	$311,242		$6,243
Transfers in	—	—	—	—		—		—	—	—	—		—
Transfers out	—	—	—	—		—		—	—	—	—		—
Purchases/(covers)	659	(978)	—	65		—		36,573	237	—	1		—
(Sales)/short buys	(409)	833	—	(48)		—		(36,729)	(5)	—	(80,924)		—
Realized gains (losses)	—	145	—	48		—		107	—	—	2,376		—
Unrealized gains (losses)	369	—	—	1,492		—		712	175	188	6,893		1,077
Balance at June 30, 2011	$953	$—	$5,000	$3,534		$—		$17,744	$2,289	$501	$239,588		$7,320
(a) Change in consolidated funds (see Note 3b).
(b) The security was listed on an exchange subsequent to a private funding.
(c) The security began trading on an exchange due to a business combination.
All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying condensed consolidated statements of operations.
Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These include assets such as goodwill and intangibles.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company recognizes all transfers at the beginning of the reporting period and related unrealized gain (loss) is also transferred at the beginning of the reporting period.
Transfers between level 1 and 2 generally relate to whether the principal market for the security becomes active or inactive. Transfers between level 2 and 3 generally relate to whether significant relevant observable inputs are available for the fair value measurements or due to change in liquidity restrictions for the investments.
During the three and six months ended June 30, 2012 and 2011, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of June 30, 2012 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2012	Valuation techniques	Unobservable Inputs	Range (weighted average)

Common stocks	$959	Discounted cash flows, market multiples, recent transactions, bid levels, and comparable transactions.	Market multiples, valuation metric weights, and DCF discount rate.	Valuation metric: 25%-100%. DCF discount rates: 25%, Market multiples: 9x-10x
Warrants and rights	2,841	Model based	Volatility	Volatility: 20 to 40
Real estate	277	Market approach, income approach, and replacement cost.	Capital rate, DCF discount rate, net operating income, and replacement cost assumptions.	Capital rate: 4.74% to 8.75%
Lehman claim	731	Discounted cash flows and market quotes.	Projected cash flows and DCF discount rate.	Timing of projected cash flow: 1 year. DCF discount rate: 15%
	$4,808
Other level 3 assets and liabilities (a)	237,723
Total level 3 assets and liabilities	$242,531

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
The fair market value for level 3 securities may be highly sensitive to the use of industry standard models, unobservable inputs and subjective assumptions. The degree of fair market value sensitivity is also contingent upon the subjective weight

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

given to specific inputs and valuation metrics. The Company holds various equity and debt instruments where different weight may be applied to industry standard models representing standard valuation metrics such as: discounted cash flows, market multiples, comparative transactions, capital rates, recovery rates and timing, and bid levels. Generally, changes in the weights ascribed to the various valuation metrics and the significant unobservable inputs in isolation may result in significantly lower or higher fair value measurements. Volatility levels for warrants and options are not readily observable and subject to interpretation. Changes in capital rates, discount rates and replacement costs could significantly increase or decrease the valuation of the real estate investments. The interrelationship between unobservable inputs may vary significantly amongst level 3 securities as they are generally highly idiosyncratic. Significant increases (decreases) in any of those inputs in isolation can result in a significantly lower (higher) fair value measurement.
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of June 30, 2012 and December 31, 2011, receivable from brokers was $15.2 million and $62.0 million, respectively. Payable to brokers was $226.8 million and $213.4 million as of June 30, 2012 and December 31, 2011, respectively. The Company's receivables from and payable to brokers balances are concentrated with seven reputable financial institutions.
8. Goodwill
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
Due to the acquisition of the ATM Group (see Note 2) the Company recognized goodwill in the amount of $6.2 million in the second quarter of 2012. The goodwill primarily relates to the expected synergies from the merger and has been assigned to the broker-dealer segment of the Company.
    No impairment charges for goodwill were recognized during the three and six months ended June 30, 2012.
9. Redeemable Non-Controlling Interests in Consolidated Subsidiaries
Redeemable non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$4,800	$6,472
Consolidated funds	93,660	98,115
	$98,460	$104,587

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$301	$1,465	$594	$1,940
Consolidated funds	(2,735)	993	(787)	1,316
	$(2,434)	$2,458	$(193)	$3,256

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10. Share-Based Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock plus any approved additional shares in accordance with the Equity Plans. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. As of June 30, 2012, there were approximately 1.4 million shares available for future issuance under the Equity Plans. On January 1, 2012, 8.2 million shares were added to the shares available under the 2010 Equity and Incentive Plan to bring the total equal to 7.5% of the Company's outstanding shares of stock.
Under the 2010 Equity Plan, the Company awarded $16.5 million of deferred cash awards to its employees in February 2012. These awards vest over a period of five years and accrue interest at 0.75% per year. As of June 30, 2012, the Company had unrecognized compensation expense related to these awards of $14.9 million.
In addition to the Equity Plans, certain employees of the Company, in November 2009, were issued membership interests in RCG Holdings LLC (formerly Ramius LLC) ("RCG") by RCG, a related party of the Company (the “RCG Grants”). Substantially all of the assets owned by RCG consist of shares of common stock of the Company. Accordingly, upon withdrawal of capital from RCG, members receive either distributions in kind of shares of common stock of the Company, or the proceeds from the sale of shares of the Company's common stock attributable to their capital accounts. The RCG Grants are subject to a service condition and vest to each employee over a period of approximately three years. Any RCG Grants forfeited are redistributed to the remaining stakeholders in RCG, which includes both employees and non-employees. The RCG Grants represent awards to employees of the Company by a related party, as compensation for services provided to the Company. As such, the expense related to these grants is included in the compensation expense of the Company, with a corresponding credit to stockholders equity.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $5.9 million and $4.9 million for the three months ended June 30, 2012, and 2011, respectively, and $10.4 million and $10.6 million for the six months ended June 30, 2012 and 2011, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.3 million and $2.4 million for the three months ended June 30, 2012 and 2011, respectively, and $4.6 million and $5.1 million for the six months ended June 30, 2012 and 2011, respectively.
In relation to awards under the RCG Grants, the Company recognized expense of $1.6 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively, and $3.1 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively. The income tax effect recognized for the RCG Grants was a benefit of $0.6 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.
Stock Options
The following table summarizes the Company's stock option activity for the six months ended June 30, 2012:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2011	866,428	$12.95	2.53	$—
Options granted	—	—	—	—
Options acquired	—	—	—	—
Options expired	(77,209)	16.00	—	—
Balance outstanding at June 30, 2012	789,219	$12.65	2.13	—
Options exercisable at June 30, 2012	639,216	$14.69	1.43	$—

(1)	Based on the Company's closing stock price of $2.66 on June 30, 2012 and $2.59 on December 31, 2011.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of June 30, 2012, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2012:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2011	7,517,682	$5.57
Granted	7,938,124	2.83
Vested	(2,789,649)	4.27
Cancelled	—	—
Forfeited	(279,217)	3.53
Balance outstanding at June 30, 2012	12,386,940	$4.16
The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of June 30, 2012, there was $34.2 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.67 years.
RCG Grants
The following table summarizes the Company's RCG Grants activity for the six months ended June 30, 2012:

	Nonvested RCG Grants		Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2011	1,298,213		$7.30
Granted	—		—
Vested	—		—
Forfeited	(13,613)	*	7.30
Balance outstanding at June 30, 2012	1,284,600		$7.30
* Forfeitures of non vested RCG Grants are reallocated to other members within RCG Holdings, LLC.
The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the 2009 transactions between Ramius and Cowen.
As of June 30, 2012, there was $1.4 million of unrecognized compensation expense related to the Company's RCG Grants. Unrecognized compensation expense related to RCG Grants is expected to be recognized over a weighted-average period of 0.33 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 250,002 and 257,004 restricted stock units awarded, which were immediately vested and expensed upon grant, during the three and six months ended June 30, 2012, respectively. Vested awards of 108,237 were delivered during the three and six months ended June 30, 2012. As of June 30, 2012 there were 336,895 restricted stock units outstanding.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11. Defined Benefit Plans
The following amounts relate to the above plans in aggregate for the three and six months ended June 30, 2012, and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—	$—	$—
Interest cost	53	66	106	138
Expected return on plan assets	(59)	(65)	(116)	(136)
Amortization of (loss) / gain	—	—	—	—
Amortization of prior service cost	5	5	10	10
Effect of settlement	(1)	(18)	(3)	(31)
Net periodic benefit cost	$(2)	$(12)	$(3)	$(19)
12. Income Taxes
The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of the Company as well as stand‑alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries are United Kingdom, Germany, Luxembourg, Gibraltar, Japan, Hong Kong, and China.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company's effective income tax rate was (6.59)% and (318.59)% for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, the unusual or infrequent item whose tax impact was recorded discretely was primarily related to the tax provisions of the Company's foreign subsidiaries.
For the six months ended June 30, 2012, the effective tax rate differs from the statutory rate of 35% primarily due to an increase in the Company's valuation allowance, stock compensation and other nondeductible expenses.
For the six months ended June 30, 2011, the effective tax rate differs from the statutory rate of 35% primarily because of the recognition of deferred tax benefits that resulted from the acquisition of a Luxembourg reinsurance company with deferred tax liabilities; the non-taxable bargain purchase gain recorded as a result of the acquisition of LaBranche; stock compensation; non-deductible syndication costs; other non-deductible expenses, and an increase in the Company's valuation allowance. The Luxembourg reinsurance company, which carried deferred tax liabilities, was acquired by a consolidated subsidiary of the Company as part of a reinsurance service program and this subsidiary recorded a deferred tax benefit upon the acquisition of the reinsurance company pursuant to an Advance Tax Agreement.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2012 the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
The Company is subject to examination by the United States Internal Revenue Service (IRS), the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. In 2011, the Company concluded the IRS audit for the tax years 2006 through 2009 with no proposed changes by the IRS.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but repatriates the current earnings of its foreign subsidiaries to the United States to the extent such

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

repatriation is permissible under local regulatory rules. The undistributed earnings of the Company's foreign subsidiaries totaled $2.6 million as of June 30, 2012. The tax liability that would arise if these earnings were remitted to the United States is approximately $0.2 million.
13. Commitments and Contingencies
Lease Obligations
The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $3.7 million and $3.3 million, for the three months ended June 30, 2012 and 2011, respectively, and was $7.4 million and $6.9 million for the six months ended June 30, 2012 and 2011, respectively.
The liability relating to future rent payments and other monthly amounts associated with vacating the remaining portion of the Company's leased premises, located at 1221 Avenue of Americas, was $4.4 million and $5.7 million as of June 30, 2012 and December 31, 2011, respectively.
As of June 30, 2012, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases(a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2012	$1,650	$5,580	$8,777
2013	3,301	9,411	17,632
2014	1,548	7,428	15,376
2015	1,051	2,065	12,293
2016	194	194	11,404
Thereafter	—	—	53,585
	$7,744	$24,678	$119,067

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 14 for further information on capital lease minimum payments.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.3 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.8 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.
The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances. As of June 30, 2012, the clawback obligations were $6.2 million. (See Note 19).
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of June 30, 2012, the Company had unfunded commitments of $6.0 million pertaining to capital commitments in two real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the Healthcare Royalty Partners funds and also as a member of Healthcare Royalty Partners General Partner, has committed to invest $42.2 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the Healthcare Royalty Partners funds along with the other limited partners. Through June 30, 2012, the Company has funded $25.9 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

over time with the performance of Starboard Value and Opportunity Fund LP. As of June 30, 2012, the Company's unfunded commitment to Starboard Value and Opportunity Fund LP is $2.9 million.
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
In connection with Cowen Holdings' previous initial public offering (“IPO”) and separation from Société Générale (“SG”) in 2006, Cowen Holdings entered into an indemnification agreement with SG under which (1) SG will indemnify, and will defend and hold harmless Cowen Holdings and each of the Cowen Holdings' subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify Cowen Holdings for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the Cowen Holdings' IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (the “Indemnification Agreement”). To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. As of December 31, 2011, the total amount reserved in relation to the Indemnification Agreement was $0.5 million and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statement of financial condition. In April 2012, in accordance with the terms of an agreement, the full escrowed amount, other than a de minimis amount, was released to SG and used by SG in connection with the settlement of the litigation matter to which the escrow related.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
14. Short-Term Borrowings and Other Debt
As of June 30, 2012 and December 31, 2011, short term borrowings and other debt of the Company were as follows:

	As of June 30, 2012	As of December 31, 2011
	(dollars in thousands)
Notes payable	$246	$370
Capital lease obligations	4,610	5,280
	$4,856	$5,650
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which is included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of June 30, 2012, the remaining balance on these capital leases was $4.6 million. Interest expense for the three months ended June 30, 2012 and 2011 was $0.1 million and $0.1 million, respectively, and was $0.1 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.
As of June 30, 2012, the Company has six irrevocable letters of credit, for which there is cash or bond collateral pledged, including (i) $50,000, which expires on July 12, 2012, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on October 31, 2012, supporting Healthcare Royalty Management, LLC's Stamford office lease, (iii) $82,000, which expires on May 12, 2013, supporting the Company's San Francisco office, (iv) $1.2 million which expires on August 31, 2012, supporting the Company's lease of additional office space in New York, (v) $6.7 million, which expires December 12, 2012, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit and (vi) $1.0 million which expires February 22, 2013, supporting the lease of additional office space in New York.
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2012 and December 31, 2011, there were no amounts due related to these letters of credit.
Annual scheduled maturities of debt and minimum lease payments for capital lease obligation and short term borrowings and other debt outstanding as of June 30, 2012, are as follows:

	Capital Lease Obligation	Short Term Borrowings
	(dollars in thousands)
2012	$771	$46
2013	1,541	183
2014	1,402	46
2015	1,051	—
2016	194	—
Thereafter	—	—
Subtotal	4,959	275
Less: Amount representing interest (a)	(349)	(29)
Total	$4,610	$246

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

15. Treasury stock
Treasury stock of $23.3 million as of June 30, 2012 resulted from $1.8 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan and $4.5 million purchased in connection with a share repurchase program, authorizing the Company to purchase up to $20.0 million of the Company's Class A common stock. The following represents the activity relating to the treasury stock held by the Company during the six months ended June 30, 2012:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2011	5,346,003	$16,902	$3.16
Shares purchased for minimum tax withholding under the Equity Plan	743,374	1,841	2.48
Purchase of treasury stock	1,797,309	4,516	2.51
Balance outstanding at June 30, 2012	7,886,686	$23,259	$2.95
16. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income attributable to the Company's stockholders by the weighted average number of common shares outstanding for the period. As of June 30, 2012, there were 114,208,268 shares outstanding, of which 420,276 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 336,895 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options and unvested restricted shares were not included in the computation of diluted net income per common share for the three and six months ended June 30, 2012 as their inclusion would have been anti-dilutive.
The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(7,946)	$20,037	$(3,951)	$20,119

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	114,561	76,330	114,420	75,600
Stock options	—	—	—	—
Restricted stock	—	1,568	—	1,289
Weighted average shares used in diluted computation	114,561	77,898	114,420	76,889
Earnings (loss) per share:
Basic	$(0.07)	$0.26	$(0.03)	$0.27
Diluted	$(0.07)	$0.26	$(0.03)	$0.26

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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction, (iii) excludes certain other acquisition-related and/or reorganization expenses and (iv) excludes the bargain purchase gain which resulted from the LaBranche acquisition (See Note 2). In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the Value and Opportunity business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
As further stated below, one major difference between Economic Income (Loss) and US GAAP net income (loss) is that Economic Income (Loss) presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. Consolidation of these funds results in including in income the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to redeemable non-controlling interest in consolidated subsidiaries in the consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the alternative investment segment, as ultimately, this income or loss is not income or loss for the alternative investment segment itself. Included in Economic Income (Loss) is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.
The following tables set forth operating results for the Company's alternative investment and broker dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended June 30, 2012
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$16,254	$16,254	$—	$—		$16,254
Brokerage	—	24,568	24,568	—	—		24,568
Management fees	14,586	—	14,586	(394)	(4,260)	(a)	9,932
Incentive income	2,583	—	2,583	—	(2,003)	(a)	580
Investment Income	6,694	1,592	8,286	—	(8,286)	(c)	—
Interest and dividends	—	—	—	—	5,868	(c)	5,868
Reimbursement from affiliates	—	—	—	(54)	1,435	(b)	1,381
Other revenue	216	(287)	(71)	—	902	(c)	831
Consolidated Funds revenues	—	—	—	56	—		56
Total revenues	24,079	42,127	66,206	(392)	(6,344)		59,470
Expenses
Employee compensation and benefits	13,500	28,145	41,645	—	1,452		43,097
Interest and dividends	12	47	59	—	3,148	(c)	3,207
Non-compensation expenses—Fixed	8,560	15,929	24,489	—	(24,489)	(c)(d)	—
Non-compensation expenses—Variable	1,138	6,000	7,138	—	(7,138)	(c)(d)	—
Non-compensation expenses	—	—	—	—	30,486	(c)(d)	30,486
Reimbursement from affiliates	(1,435)	—	(1,435)	—	1,435	(b)	—
Consolidated Funds expenses	—	—	—	635	—		635
Total expenses	21,775	50,121	71,896	635	4,894		77,425
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	9,787	(c)	9,787
Consolidated Funds net gains (losses)	—	—	—	(1,707)	(314)		(2,021)
Total other income (loss)	—	—	—	(1,707)	9,473		7,766
Income (loss) before income taxes and non-controlling interests	2,304	(7,994)	(5,690)	(2,734)	(1,765)		(10,189)
Income taxes expense / (benefit)	—	—	—	—	191	(b)	191
Economic Income (Loss) / Net income (loss) before non-controlling interests	2,304	(7,994)	(5,690)	(2,734)	(1,956)		(10,380)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(300)	—	(300)	2,734	—		2,434
Economic Income (Loss) / Net income (loss) attributable to Cowen Group, Inc. stockholders	$2,004	$(7,994)	$(5,990)	$—	$(1,956)		$(7,946)
(1) For the three months ended June 30, 2012 the Company has reflected $1.7 million of investment income and related compensation expense of $0.6 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended June 30, 2011
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$14,343	$14,343	$—	$—		$14,343
Brokerage	11	24,596	24,607	—	—		24,607
Management fees	15,539	—	15,539	(466)	(3,216)	(a)	11,857
Incentive income	5,697	—	5,697	—	(5,022)	(a)	675
Investment Income	22,789	(89)	22,700	—	(22,700)	(c)	—
Interest and dividends	—	—	—	—	5,840	(c)	5,840
Reimbursement from affiliates	—	—	—	(8)	989	(b)	981
Other revenue	(278)	(203)	(481)	—	713	(c)	232
Consolidated Funds revenues	—	—	—	144	—		144
Total revenues	43,758	38,647	82,405	(330)	(23,396)		58,679
Expenses
Employee compensation and benefits	15,037	27,330	42,367	—	1,208		43,575
Interest and dividends	49	169	218	—	2,897	(c)	3,115
Non-compensation expenses—Fixed	8,724	17,552	26,276	—	(26,276)	(c)(d)	—
Non-compensation expenses—Variable	6,591	5,915	12,506	—	(12,506)	(c)(d)	—
Non-compensation expenses	—	—	—	—	33,666	(c)(d)	33,666
Reimbursement from affiliates	(989)	—	(989)	—	989	(b)	—
Consolidated Funds expenses	—	—	—	872	—		872
Total expenses	29,412	50,966	80,378	872	(22)		81,228
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	76	(c)	76
Bargain purchase gain	—	—	—	—	22,244	(e)	22,244
Consolidated Funds net gains (losses)	—	—	—	2,195	2,575		4,770
Total other income (loss)	—	—	—	2,195	24,895		27,090
Income (loss) before income taxes and non-controlling interests	14,346	(12,319)	2,027	993	1,521		4,541
Income taxes expense / (benefit)	—	—	—	—	(17,954)	(b)	(17,954)
Economic Income (Loss) / Net income (loss) before non-controlling interests	14,346	(12,319)	2,027	993	19,475		22,495
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(1,465)	—	(1,465)	(993)	—		(2,458)
Economic Income (Loss) / Net income (loss) attributable to Cowen Group, Inc. stockholders	$12,881	$(12,319)	$562	$—	$19,475		$20,037

(1) For the three months ended June 30, 2011, the Company has reflected $6.4 million of investment income and related compensation expense of $1.9 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Six Months Ended June 30, 2012
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$31,884	$31,884	$—	$—		$31,884
Brokerage	—	48,581	48,581	—	—		48,581
Management fees	28,606	—	28,606	(787)	(8,170)	(a)	19,649
Incentive income	6,605	—	6,605	—	(5,334)	(a)	1,271
Investment Income	23,496	5,895	29,391	—	(29,391)	(c)	—
Interest and dividends	—	—	—	—	11,240	(c)	11,240
Reimbursement from affiliates	—	—	—	(125)	2,551	(b)	2,426
Other revenue	340	(27)	313	—	1,385	(c)	1,698
Consolidated Funds revenues	—	—	—	200	—		200
Total revenues	59,047	86,333	145,380	(712)	(27,719)		116,949
Expenses
Employee compensation and benefits	30,946	56,608	87,554	—	2,226		89,780
Interest and dividends	30	117	147	—	4,784	(c)	4,931
Non-compensation expenses—Fixed	15,529	30,203	45,732	—	(45,732)	(c)(d)	—
Non-compensation expenses—Variable	2,447	11,566	14,013	—	(14,013)	(c)(d)	—
Non-compensation expenses	—	—	—	—	58,444	(c)(d)	58,444
Reimbursement from affiliates	(2,551)	—	(2,551)	—	2,551	(b)	—
Consolidated Funds expenses	—	—	—	1,009	—		1,009
Total expenses	46,401	98,494	144,895	1,009	8,260		154,164
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	29,458	(c)	29,458
Consolidated Funds net gains (losses)	—	—	—	934	3,012		3,946
Total other income (loss)	—	—	—	934	32,470		33,404
Income (loss) before income taxes and non-controlling interests	12,646	(12,161)	485	(787)	(3,509)		(3,811)
Income taxes expense / (benefit)	—	—	—	—	333	(b)	333
Economic Income (Loss) / Net income (loss) before non-controlling interests	12,646	(12,161)	485	(787)	(3,842)		(4,144)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(600)	—	(600)	787	6		193
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$12,046	$(12,161)	$(115)	$—	$(3,836)		$(3,951)

(1) For the six months ended June 30, 2012, the Company has reflected $5.9 million of investment income and related compensation expense of $1.9 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Six Months Ended June 30, 2011
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$29,025	$29,025	$—	$—		$29,025
Brokerage	74	52,124	52,198	—	—		52,198
Management fees	29,586	—	29,586	(979)	(5,586)	(a)	23,021
Incentive income	10,860	—	10,860	—	(5,804)	(a)	5,056
Investment Income	33,822	6,087	39,909	—	(39,909)	(c)	—
Interest and dividends	—	—	—	—	10,399	(c)	10,399
Reimbursement from affiliates	—	—	—	(168)	2,158	(b)	1,990
Other revenue	974	(401)	573	—	349	(c)	922
Consolidated Funds revenues	—	—	—	313	—		313
Total revenues	75,316	86,835	162,151	(834)	(38,393)		122,924
Expenses
Employee compensation and benefits	30,871	54,233	85,104	—	3,558		88,662
Interest and dividends	105	330	435	—	5,289	(c)	5,724
Non-compensation expenses—Fixed	15,718	32,145	47,863	—	(47,863)	(c)(d)	—
Non-compensation expenses—Variable	8,687	12,767	21,454	—	(21,454)	(c)(d)	—
Non-compensation expenses	—	—	—	—	67,571	(c)(d)	67,571
Reimbursement from affiliates	(2,158)	—	(2,158)	—	2,158	(b)	—
Consolidated Funds expenses	—	—	—	1,501	—		1,501
Total expenses	53,223	99,475	152,698	1,501	9,259		163,458
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	17,358	(c)	17,358
Bargain purchase gain	—	—	—	—	22,244	(e)	22,244
Consolidated Funds net gains (losses)	—	—	—	3,651	2,865		6,516
Total other income (loss)	—	—	—	3,651	42,467		46,118
Income (loss) before income taxes and non-controlling interests	22,093	(12,640)	9,453	1,316	(5,185)		5,584
Income taxes expense / (benefit)	—	—	—	—	(17,791)	(b)	(17,791)
Economic Income (Loss) / Net income (loss) before non-controlling interests	22,093	(12,640)	9,453	1,316	12,606		23,375
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(1,940)	—	(1,940)	(1,316)	—		(3,256)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$20,153	$(12,640)	$7,513	$—	$12,606		$20,119

(1) For the six months ended June 30, 2011, the Company has reflected $6.4 million of investment income and related compensation expense of $1.9 million within the broker-dealer segment in proportion to its capital.

The following is a summary of the adjustments made to US GAAP net income (loss) for the segment to arrive at
Economic Income (Loss):

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Funds Consolidation: The impacts of consolidation and the related elimination entries of the Consolidated Funds are not included in Economic Income (Loss). Adjustments to reconcile to US GAAP net income (loss) include elimination of incentive income and management fees earned from the Consolidated Funds and addition of fund expenses excluding management fees paid, fund revenues and investment income (loss).
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
For the three and six months ended June 30, 2012 and 2011, there was no one fund or other customer which represented more than 10% of the Company's total revenues. Primarily all of the revenues earned by the alternative investment segment were from related parties for the three and six months ended June 30, 2012 and 2011. There were no revenues earned from related parties by the broker dealer segment in the three and six months ended June 30, 2012 and 2011.
18. Regulatory Requirements
As registered broker‑dealers, Cowen and Company, Cowen Capital LLC (formerly known as LaBranche Capital, LLC) and ATM USA are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the basic method permitted by the Rule, Cowen Capital LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 6.667% of aggregate indebtedness. ATM USA is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 6.667% of aggregate indebtedness. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2012, Cowen and Company had total net capital of approximately $31.8 million, which was approximately $30.8 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2012, Cowen Capital, LLC had total net capital of approximately $3.1 million, which was approximately $2.1 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2012, ATM USA had total net capital of approximately $0.2 million, which was approximately $0.1 million in excess of its minimum net capital requirement of $0.1 million.
Cowen and Company, Cowen Capital LLC and ATM USA are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, Cowen Capital LLC and ATM USA and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, Cowen Capital LLC and ATM USA, if applicable.
Ramius UK Ltd. (“Ramius UK”) and Cowen International Limited (“CIL”) are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FSA. As of June 30, 2012, Ramius UK's Financial Resources of $0.6 million exceeded its minimum requirement of $0.2 million by $0.4 million. As of June 30, 2012, CIL's Financial Resources of $4.0 million exceeded its minimum requirement of $2.2 million by $1.8 million.
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
Cowen and Company (Asia) Limited (“CCAL”) (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of June 30, 2012, CCAL's Financial Resources

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

of $0.6 million exceeded the minimum requirement of $0.4 million by $0.2 million.
In connection with the Company's decision to discontinue the LaBranche business, the Company decided to liquidate CSPH (formerly known as LaBranche Structured Products Hong Kong Limited), a registered broker-dealer. On June 11, 2012, CSPH was de-registered with the Hong Kong Securities and Futures (Financial Resources) Rules ("FRR"). As of June 30, 2012, CSPH was no longer subject to the regulatory requirements of the FRR in Hong Kong.
19. Related Party Transactions
The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, Healthcare Royalty Management, LLC, and the Healthcare Royalty Partners funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of June 30, 2012 and December 31, 2011, $11.6 million and $14.9 million, respectively, included in fees receivable are earned from related parties.
The Company may, at its discretion, waive certain of the fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended June 30, 2012 and 2011, the Company reimbursed the funds that it manages $0.6 million and $1.0 million, respectively, and $0.9 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively, which were recorded net in management fees and incentive income in the condensed consolidated statements of operations. As of June 30, 2012 and December 31, 2011, related amounts still payable were $3.7 million and $3.4 million, respectively, and were reflected in fees payable in the condensed consolidated statements of financial condition.
As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the condensed consolidated statements of financial condition. The remaining balance yet to be paid was $0.6 million and $1.0 million as of June 30, 2012 and December 31, 2011, respectively. Of such amounts outstanding as of June 30, 2012, $0.3 million will be paid in 2012.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the condensed consolidated statements of financial condition. As of June 30, 2012 and December 31, 2011, loans to employees of $5.2 million and $5.3 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. For the three and six months ended June 30, 2012 and 2011 the interest income was insignificant for these loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 5), whereby the Company can loan up to $3.0 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly) with a maturity of March 30, 2014. As of June 30, 2012, $1.5 million is included in due from related parties in the condensed consolidated statement of financial condition. For the three and six months ended June 30, 2012, interest charged for this loan was not significant.
Included in due to related parties is approximately $0.2 million and $0.3 million as of June 30, 2012 and December 31, 2011, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of June 30, 2012 and December 31, 2011. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. The Company is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
21. Subsequent Events
In August 2012, the Company's Board of Directors approved a $15.0 million increase in the Company's share repurchase program that authorizes the Company to purchase the Company's Class A common shares.
The Company has evaluated events through August 6, 2012 which is the date the condensed consolidated financial statements were available to be issued and has determined that there were no additional subsequent events requiring adjustment or disclosure to the condensed consolidated financial statements.

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
Overview
Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries, provides alternative investment management, investment banking, research, market-making and sales and trading services through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services, offered primarily under the Ramius name. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.
Our alternative investment business had approximately $11.5 billion of assets under management as of July 1, 2012. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, funds of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.
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
Certain Factors Impacting Our Business
Our alternative investment business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A (“UniCredit S.p.A”), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a modification agreement, to extend the time period pursuant to which the Company was required to return the bulk of its assets in our funds by the end of 2010. The Company returned a significant portion of the assets during 2010 and as of June 30, 2012, including redemptions effective on July 1, 2012, we have returned approximately $537 million to affiliates of UniCredit S.p.A with a remaining investment balance of approximately $135 million invested in our investment vehicles, including a fund of funds managed account.

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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of July 1, 2012, we had investments of approximately $127.2 million, $188.9 million and

$20.4 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP (“COIL”) and Ramius Optimum Investments LLC (“ROIL”), respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and ROIL are wholly owned entities managed by Ramius that the Company uses solely for the firm's invested capital.
Our broker-dealer business and results of operations are impacted by the following factors:

•
Underwriting, private placement and strategic/financial advisory fees.  Our revenues from investment banking are directly linked to the underwriting fees we earn in equity and debt securities offerings in which the Company acts as an underwriter, private placement fees earned in non-underwritten transactions and success fees earned in connection with advising both buyers and sellers, principally in mergers and acquisitions. As a result, the future performance of our investment banking business will depend on, among other things, our ability to secure lead manager and co-manager roles in clients capital raising transactions as well as our ability to secure mandates as a client's strategic financial advisor.

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
Recent Developments
On April 5, 2012, the Company completed its acquisition of all the outstanding interests in ATM USA, LLC ("ATM USA"), Algorithmic Trading Management, LLC ("ATM LLC") and Algo Trading Management Inc. ("ATM INC"), a provider of global, multi-asset class algorithmic execution trading models.
Basis of presentation
The unaudited condensed consolidated financial statements of the Company in this Form 10-Q include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the condensed consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
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

•
Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners) Funds. During the investment period (as defined in the management agreement of the Healthcare Royalty Partners funds), management fees for the Healthcare Royalty Partners funds are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of assets under management. Management fees for the Healthcare Royalty Partners funds are calculated on a quarterly basis.

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

•
Other. The Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of up to 0.20% of assets, based on the average daily balances of the assets under management.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically 20% for hedge funds and 10% for fund of funds and alternative solutions products (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis. These funds are subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the Healthcare Royalty Partners funds is earned only after investors receive a full return of their capital plus a preferred return.
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

•
Principal Transactions. Principal transaction, net revenue includes net trading gains and losses from the Company's market-making activities in equity securities, listed options trading, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions, recognized on a trade date basis. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of stocks, which subjects the Company to market risk. These positions are typically held for a very short duration.

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
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2012, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
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
As of July 1, 2012, the Company had assets under management of $11.5 billion, a 13.3% increase as compared to assets under management of $10.2 billion as of April 1, 2012. The $1.3 billion increase in assets under management during the three months ended June 30, 2012 resulted from $1.4 billion in net subscriptions partially offset by a $28.1 million performance-

related decrease in assets under management.
The following table is a breakout of total assets under management by platform as of July 1, 2012:

Platform	Total Assets under Management *				Primary Strategies
	July 1, 2012		April 1, 2012
	(dollars in millions)
Hedge Funds (a)	$2,133	(b)	$2,158	(b)	Multi-Strategy
					Single Strategy

Alternative Solutions (c)	2,209		2,213		Multi-Strategy
					Single Strategy
					Customized Solutions
					Hedging Strategies

	253		334		Advisory

Ramius Trading Strategies (d)	186		239		Commodity Trading Advisory

Real Estate (a)	1,628	(g)	1,628	(g)	Debt
					Equity

Healthcare Royalty Partners (e)	1,473	(g)	1,473	(g)	Royalty Interests

Other (f)	3,622		2,111		Cash Management
					Mortgage Advisory
Total	$11,504		$10,156
* Excludes cross investments from other Ramius platforms.

(a)
The Company owns between 30% and 55% of the general partners of the real estate business and of the activist business (one of the single strategy hedge funds). We do not possess unilateral control over any of these general partners.

(b)	This amount includes the Company's invested capital of approximately $127.2 million and $127.7 million as of July 1, 2012 and April 1, 2012, respectively .

(c)	This amount includes the Company's invested capital of approximately $3.6 million and $4.5 million as of July 1, 2012 and April 1, 2012, respectively.

(d)
This amount includes three funds (RTS Global Fund, LP, RTS Global 3X Funds, LP and Ramius Trading Strategies Managed Futures Fund) and the Company's invested capital of approximately $24.2 million (which includes the notional amount of the Company's investment in RTS Global 3X Fund LP) as of July 1, 2012.

(e)
The Company shares the management fees from the Healthcare Royalty Partners funds equally with the managers of the Healthcare Royalty Partners funds. In addition, the Company receives a share of the carried interests of the general partners of the Healthcare Royalty Partners funds of between 27% and 40.2%.

(f)
The Company's cash management services business provides clients with investment guidelines for managing cash and establishes investment programs for managing their cash in separately managed accounts. The Company also provides mortgage advisory services where the Company manages collateralized debt obligations held by investors.

(g)	This amount reflects committed capital.

The following table presents total assets under management by period:

	Six Months Ended	Three Months Ended	Year ended December 31,
	July 1, 2012	July 1, 2012	2011	2010	2009
	(dollars in thousands)
Beginning Assets under Management	$10,265,493	$10,156,035	$9,276,278	$8,313,638	$9,765,230
Net Subscriptions (Redemptions)	1,084,208	1,376,592	1,147,447	812,555	(1,780,117)	(b)
Net Performance (a)	154,792	(28,134)	(76,552)	150,085	328,525
Ending Assets under Management	$11,504,493	$11,504,493	$10,347,173	$9,276,278	$8,313,638

(a)	Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(b)	Net redemptions for 2009 include $807 million of capital commitments to the Healthcare Royalty Partners funds that were part of Cowen Holdings prior to the 2009 transactions between Ramius and Cowen.
Fund Performance
The second quarter of 2012 saw investors refocus on the prevailing macro issues that had been hovering over the global markets. As a result, the second quarter of 2012 offered a reversal from the positive sentiment toward risk assets that characterized the first quarter. Concerns over the Eurozone resurfaced, with ongoing turmoil in Greece, the recapitalization efforts directed toward Spanish banks and the fear of long-lasting negative effects on various economies due to the pressures of excessive debt and the required austerity programs. In addition, downward gross domestic product revisions in the U.S. and a perceptible slowdown in China and certain developing countries contributed to weakness in major equity markets and industrial commodities. Moreover, investors took note of the continued and growing influence of governments and politics on potential market outcomes. This included not only the actions of the European Central Bank, but also the perceived remaining stimulus from the Federal Reserve Bank and the turmoil in the Middle East. Due to these conditions, day to day market volatility increased.
As one example of these trends, the Standard & Poor's 500 had its best first quarter in almost a decade, but lost 3.3% in the second quarter. This decline was mitigated by a 2.5% rise on the final trading day of the quarter when an agreement was reached at the Eurozone summit to pursue a banking union. Similarly, the Euro Stoxx 50 Index lost 8.58% for the quarter, despite a 4.96% gain on the last trading day. As another proxy for economic slowdown, West Texas Intermediate Crude lost 18.5% during the three month period. Predictably, high yield bonds traded off during the quarter, but not substantially due to the lack of attractive spread product in credit. Investors sought safety in high grade corporate bonds, U.S Treasuries and German Bunds.
Ramius investment vehicles had varying results during the second quarter of 2012, but in most instances performed as expected during a challenging environment. This includes funds in both the long/short corporate credit area as well as in small-cap equity activism. The internally managed multi-strategy funds maintained their focus on capital preservation, while still executing an opportunistic strategy for the sale of certain assets in order to make distributions to investors. The more liquid mutual funds offering hedge fund and managed futures exposures performed satisfactorily as well. Customized hedge fund of funds portfolios and client-specific solutions-based portfolios, employing both actual managers and liquid alternatives, also met expectations. Finally, as has been the general trend for some time, longer-dated investments in real estate remained firm due to strong underlying valuations and the availability of capital.
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

As of June 30, 2012, the Company's invested capital amounted to a net value $430.8 million (supporting a long market value of $797.9 million), representing approximately 84% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of June 30, 2012. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of June 30, 2012 because they are included in various line items of the condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$279.5	55%
Merchant Banking	102.0	20%
Real Estate	49.3	10%
Total	430.8	84%
Stockholders' Equity	$511.9	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) of our alternative investment and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 17 to the Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011
Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Period to Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$16,254	$14,343	$1,911	13%
Brokerage	24,568	24,607	(39)	—%
Management fees	9,932	11,857	(1,925)	(16)%
Incentive income	580	675	(95)	(14)%
Interest and dividends	5,868	5,840	28	—%
Reimbursement from affiliates	1,381	981	400	41%
Other revenues	831	232	599	258%
Consolidated Funds revenues	56	144	(88)	(61)%
Total revenues	59,470	58,679	791	1%
Expenses
Employee compensation and benefits	43,097	43,575	(478)	(1)%
Interest and dividends	3,207	3,115	92	3%
General, administrative and other expenses	30,486	33,666	(3,180)	(9)%
Consolidated Funds expenses	635	872	(237)	(27)%
Total expenses	77,425	81,228	(3,803)	(5)%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	9,787	76	9,711	12,778%
Bargain purchase gain	—	22,244	(22,244)	(100)%
Consolidated Funds net gains (losses)	(2,021)	4,770	(6,791)	(142)%
Total other income (loss)	7,766	27,090	(19,324)	(71)%
Income (loss) before income taxes	(10,189)	4,541	(14,730)	(324)%
Income taxes expense (benefit)	191	(17,954)	18,145	(101)%
Net income (loss)	(10,380)	22,495	(32,875)	(146)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(2,434)	2,458	(4,892)	(199)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(7,946)	$20,037	$(27,983)	(140)%
Revenues
Investment Banking
Investment banking revenues increased $2.0 million to $16.3 million for the three months ended June 30, 2012 compared with $14.3 million in the prior year quarter. During the three months ended June 30, 2012, the Company completed 11 underwriting transactions, three private capital raising transactions, two debt capital market transactions and one strategic advisory transaction. During the three months ended June 30, 2011, the Company completed eight underwriting transactions, two private capital raising transactions, and three strategic advisory transactions.
Brokerage
Brokerage revenues remained fairly flat at $24.6 million for the three months ended June 30, 2012 compared with $24.6 million in the prior year quarter. This was primarily attributable to lower commission revenues due to a reduction in customer trading volumes and a lower per share average commission offset by an increase in fees earned related to the Company's acquisition of ATM. Customer trading volumes across the industry (according to Bloomberg) decreased 14% in the three months ended June 30, 2012 compared to the prior year quarter.
Management Fees
Management fees decreased $2.0 million to $9.9 million for the three months ended June 30, 2012 compared with $11.9 million in the prior year quarter. This was primarily attributable to our healthcare royalty funds, for which fees decreased in the current year due to an increase in committed capital in the prior year quarter that resulted in recognizing cumulative retrospective management fees.  This decrease was partially offset by an increase in fees from our Ramius Trading Strategies fund.
Incentive Income
Incentive income decreased $0.1 million to $0.6 million for the three months ended June 30, 2012, compared with $0.7 million in the prior year quarter. This was primarily a result of a decrease in performance fees earned on our Global Credit fund.
Interest and Dividends
Interest and dividends remained fairly flat at $5.9 million for the three months ended June 30, 2012 compared with $5.8 million in the prior year quarter. This was primarily attributable to a similar number of investments in interest bearing securities during 2012 as compared to 2011.
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.4 million to $1.4 million for the three months ended June 30, 2012 compared with $1.0 million in the prior year quarter.
Other Revenues
Other revenues increased $0.6 million to $0.8 million for the three months ended June 30, 2012 compared with $0.2 million in the prior year quarter.
Consolidated Funds Revenues
Consolidated Funds revenues remained fairly flat at $0.1 million for the three months ended June 30, 2012 compared with $0.1 million in the prior year quarter.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $0.5 million to $43.1 million for the three months ended June 30, 2012 compared with $43.6 million in the prior year quarter. This was primarily attributable to an increase in the amortization of deferred compensation and investments in new professionals offset by lower variable compensation. The compensation to revenue ratio, based on total revenues only, was 72% for the three months ended June 30, 2012, compared with 74% in the prior year quarter. The compensation to revenue ratio, including other income (loss), was 64% for the three months ended June 30, 2012, compared with 51% to the prior year quarter. The increase in the compensation to revenue ratio resulted from a 1% decrease in total compensation combined with only a 1% increase in total revenues. Average headcount for 2012 increased by 5.5% from the prior year quarter.
Interest and Dividends
Interest and dividends expense increased $0.1 million to $3.2 million for the three months ended June 30, 2012 compared with $3.1 million in the prior year quarter. Interest and dividends expense relates to trading activity with respect to the Company's investments and, in 2011, also related to the interest on our credit facility (which was fully repaid and terminated in June 2011).
General, Administrative and Other Expenses
General, administrative and other expenses decreased $3.2 million to $30.5 million for the three months ended June 30, 2012 compared with $33.7 million in the prior year quarter. This was primarily due to:
•professional fees incurred in the prior year quarter for
◦syndication costs related to a capital raise by an alternative investment asset fund,
◦the LaBranche acquisition and Value and Opportunity business spin off,
◦closing of acquisitions of Luxembourg reinsurance companies and
•a decrease in service fees related to cost cutting efforts made in 2011 to reduce excess services.
These cost savings were partially offset by an expense reversal, during the prior year quarter, of an accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds lead investor.

Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.3 million to $0.6 million for the three months ended June 30, 2012 compared with $0.9 million in the prior year quarter.
Other Income (Loss)
Other income (loss) decreased $19.3 million to $7.8 million for the three months ended June 30, 2012 compared with $27.1 million in the prior year quarter. The decrease primarily relates to a $22.2 million bargain purchase gain, recorded during the three months ended June 30, 2011, in relation to the acquisition of LaBranche in June 2011. This decrease was partially offset by an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including our activist, credit and event driven strategies. A decrease in the Consolidated Funds' performance was mainly related to the performance of Enterprise Master driven by a decrease in performance of its private investments. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $18.2 million to $0.2 million for the three months ended June 30, 2012 compared with an income tax benefit of $18.0 million in the prior year quarter. The Company's tax expense increased primarily because a consolidated subsidiary of the Company that, as part of a reinsurance service program, acquired Luxembourg reinsurance companies with deferred tax liabilities recorded, pursuant to an Advance Tax Agreement, a deferred tax benefit upon the acquisition of these reinsurance companies during the prior year quarter.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased by $4.9 million to a loss of $2.4 million for the three months ended June 30, 2012 compared with income of $2.5 million in the prior year quarter. The period over period change was the result of an overall decrease in performance of the Consolidated Funds and therefore more allocations of losses to non-controlling interest holders.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011
Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011
Condensed Consolidated Statements of Operations
(unaudited)

	Six Months Ended June 30,		Period to Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$31,884	$29,025	$2,859	10%
Brokerage	48,581	52,198	(3,617)	(7)%
Management fees	19,649	23,021	(3,372)	(15)%
Incentive income	1,271	5,056	(3,785)	(75)%
Interest and dividends	11,240	10,399	841	8%
Reimbursement from affiliates	2,426	1,990	436	22%
Other revenues	1,698	922	776	84%
Consolidated Funds revenues	200	313	(113)	(36)%
Total revenues	116,949	122,924	(5,975)	(5)%
Expenses
Employee compensation and benefits	89,780	88,662	1,118	1%
Interest and dividends	4,931	5,724	(793)	(14)%
General, administrative and other expenses	58,444	67,571	(9,127)	(14)%
Consolidated Funds expenses	1,009	1,501	(492)	(33)%
Total expenses	154,164	163,458	(9,294)	(6)%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	29,458	17,358	12,100	70%
Bargain purchase gain	—	22,244	(22,244)	NM
Consolidated Funds net gains (losses)	3,946	6,516	(2,570)	(39)%
Total other income (loss)	33,404	46,118	(12,714)	(28)%
Income (loss) before income taxes	(3,811)	5,584	(9,395)	(168)%
Income taxes expense (benefit)	333	(17,791)	18,124	(102)%
Net income (loss) from continuing operations	(4,144)	23,375	(27,519)	(118)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(193)	3,256	(3,449)	(106)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(3,951)	$20,119	$(24,070)	(120)%
Revenues
Investment Banking
Investment banking revenues increased $2.9 million to $31.9 million for the six months ended June 30, 2012 compared with $29.0 million for the first six months of 2011. During the six months ended June 30, 2012, the Company completed 27 underwriting transactions, four private capital raising transactions, four debt capital market transactions and two strategic advisory transactions. During the six months ended June 30, 2011, the Company completed 20 underwriting transactions, three private capital raising transactions, four strategic advisory transactions and one debt financing transaction.
Brokerage
Brokerage revenues decreased $3.6 million to $48.6 million for the six months ended June 30, 2012 compared with $52.2 million for the first six months of 2011. This was primarily attributable to lower commission revenues due to a reduction in customer trading volumes and a lower per share average commission offset by an increase in fees earned related to the Company's acquisition of ATM. Customer trading volumes across the industry (according to Bloomberg) decreased 17% in the six months ended June 30, 2012 compared to the prior year period.
Management Fees
Management fees decreased $3.4 million to $19.6 million for the six months ended June 30, 2012 compared with $23.0 million for the first six months of 2011. This was primarily attributable to a) our healthcare royalty funds, for which fees decreased in the current year due to an increase in committed capital in the prior year that resulted in recognizing cumulative retrospective management fees and b) a reclassification of the management fees from the Value and Opportunity business, subsequent to the April 2011 spin off, which is now recorded in other income (loss).  These decreases were partially offset by an increase in fees from our Ramius Trading Strategies fund.
Incentive Income
Incentive income decreased $3.8 million to $1.3 million for the six months ended June 30, 2012, compared with $5.1 million for the first six months of 2011. This was primarily a result of a reclassification of the performance fees from the Value and Opportunity business, subsequent to the April 2011 spin off, which is now recorded in other income (loss) in addition to a slight decrease in performance fees earned on our Global Credit fund.
Interest and Dividends
Interest and dividends increased $0.8 million to $11.2 million for the six months ended June 30, 2012 compared with $10.4 million for the first six months of 2011. This was primarily attributable to an increase in interest income resulting from a small increase in the number of investments in interest bearing securities during 2012 as compared to 2011.
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.4 million to $2.4 million for the six months ended June 30, 2012 compared with $2.0 million for the first six months of 2011.
Other Revenues
Other revenues increased $0.8 million to $1.7 million for the six months ended June 30, 2012 compared with $0.9 million for the first six months of 2011.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.1 million to $0.2 million for the six months ended June 30, 2012 compared with $0.3 million for the first six months of 2011.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $1.1 million to $89.8 million for the six months ended June 30, 2012 compared with $88.7 million for the first six months of 2011. This was primarily attributable to an increase in the amortization of deferred compensation and investments in new professionals. The compensation to revenue ratio, based on total revenues only, was 77% for the six months ended June 30, 2012, compared with 72% for the first six months of 2011. The compensation to revenue ratio, including other income (loss), was 60% for the six months ended June 30, 2012, compared with 52% for the first six months of 2011. The increase in the compensation to revenue ratio resulted from a 1% increase in total compensation combined with an 5% decrease in total revenues. Average headcount for the six months ended June 30, 2012 remained fairly flat compared to the first six months of 2011.
Interest and Dividends
Interest and dividends expense decreased $0.8 million to $4.9 million for the six months ended June 30, 2012 compared with $5.7 million for the first six months of 2011. Interest and dividends expense relates to trading activity with respect to the Company's investments and, in 2011, also related to the interest on our credit facility (which was fully repaid and terminated in June 2011).
General, Administrative and Other Expenses
General, administrative and other expenses decreased $9.2 million to $58.4 million for the six months ended June 30, 2012 compared with $67.6 million for the first six months of 2011. This was primarily due to:
•professional fees incurred in the prior year quarter for
◦syndication costs related to a capital raise by an alternative investment asset fund,
◦the LaBranche acquisition and Value and Opportunity business spin off,
◦closing of acquisitions of Luxembourg reinsurance companies and
•a decrease in service fees related to cost cutting efforts made in 2011 to reduce excess services.
These cost savings were partially offset by an expense reversal, during the six months ended June 30, 2012, of an accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds lead investor.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.5 million to $1.0 million for the six months ended June 30, 2012 compared with $1.5 million for the first six months of 2011.
Other Income (Loss)
Other income (loss) decreased $12.7 million to $33.4 million for the six months ended June 30, 2012 compared with $46.1 million for the first six months of 2011. The decrease primarily relates to a $22.2 million bargain purchase gain, recorded during the six months ended June 30, 2011, in relation to the acquisition with LaBranche. This decrease was partially offset by an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including our activist, credit and event driven strategies. A decrease in the Consolidated Funds' performance was mainly related to the performance of Enterprise Master driven by a decrease in performance of its private investments. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $18.1 million to $0.3 million for the six months ended June 30, 2012 compared with an income tax benefit of $17.8 million for the first six months of 2011. The Company's tax expense increased primarily because a consolidated subsidiary of the Company that, as part of a reinsurance service program, acquired Luxembourg reinsurance companies with deferred tax liabilities recorded, pursuant to an Advance Tax Agreement, a deferred tax benefit upon the acquisition of these reinsurance companies during the six months ended June 30, 2011.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased by $3.5 million to a loss of $0.2 million for the six months ended June 30, 2012 compared with income of $3.3 million for the first six months of 2011. The period over period change was the result of an overall decrease in performance of the Consolidated Funds and therefore more allocations of losses to non-controlling interest holders.
Segment Analysis and Economic Income (Loss)
Segments
The Company conducts its operations through two segments: an alternative investment segment and a broker-dealer segment. The Company's alternative investment segment currently includes its hedge funds, replication products, managed futures funds, fund of funds, real estate, cash management services, and mortgage advisory services and other investment platforms businesses, as well as Healthcare Royalty Partners, which was a legacy Cowen Group operating business prior to the 2009 transactions between Ramius and Cowen. The Company's broker-dealer segment currently includes its investment banking, brokerage and equity research businesses.
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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 17 to the Company's condensed consolidated financial statements included in this 10-Q.

In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction, (iii) excludes certain other acquisition-related and/or reorganization expenses and (iv) excludes the bargain purchase gain which resulted from the LaBranche acquisition. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the Value and Opportunity business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
Economic Income (Loss) Revenues
The Company's principal sources of Economic Income (Loss) revenues are derived from activities in the following business segments:
Our alternative investment segment generates Economic Income (Loss) revenues through three principal sources: management fees, incentive income and investment income from our own capital. Management fees are directly impacted by any increase or decrease in assets under management, while incentive income is impacted by our funds' performance and resulting increase or decrease in assets under management. Investment income from the Company's own capital is impacted by the performance of the funds and other securities in which our capital is invested. The Company periodically receives other Economic Income (Loss) revenue which is unrelated to our own invested capital or our activities on behalf of the Company's funds.
Our broker-dealer segment generates Economic Income (Loss) revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and alternative energy. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage in the condensed consolidated statement of operations.
Economic Income (Loss) Expenses
The Company's Economic Income expenses consist of compensation and benefits, non-compensation expenses—fixed and non-compensation expenses—variable, less reimbursement from affiliates.
Non-controlling Interests
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011
For the three months ended June 30, 2012 and 2011, the Company's alternative investment segment includes hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate, healthcare royalty funds, cash management and mortgage advisory services, Healthcare Royalty Partners's operating results and other investment platforms operating results.
For the three months ended June 30, 2012 and 2011, the Company's broker-dealer segment includes investment banking, research and brokerage businesses' operating results.

	Three Months Ended June 30,
	2012			2011			Total Period-to-Period
	Alternative Investment		Total 2012	Alternative Investment		Total 2011
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$16,254	$16,254	$—	$14,343	$14,343	$1,911	13%
Brokerage	—	24,568	24,568	11	24,596	24,607	(39)	—%
Management fees	14,586	—	14,586	15,539	—	15,539	(953)	(6)%
Incentive income (loss)	2,583	—	2,583	5,697	—	5,697	(3,114)	(55)%
Investment income (loss)	6,694	1,592	8,286	22,789	(89)	22,700	(14,414)	(63)%
Other revenues	216	(287)	(71)	(278)	(203)	(481)	410	(85)%
Total economic income revenues	24,079	42,127	66,206	43,758	38,647	82,405	(16,199)	(20)%
Economic Income Expenses
Compensation and benefits	13,500	28,145	41,645	15,037	27,330	42,367	(722)	(2)%
Non-compensation expenses—Fixed	8,572	15,976	24,548	8,773	17,721	26,494	(1,946)	(7)%
Non-compensation expenses—Variable	1,138	6,000	7,138	6,591	5,915	12,506	(5,368)	(43)%
Reimbursement from affiliates	(1,435)	—	(1,435)	(989)	—	(989)	(446)	45%
Total economic income expenses	21,775	50,121	71,896	29,412	50,966	80,378	(8,482)	(11)%
Net economic income (loss) (before non-controlling interest)	2,304	(7,994)	(5,690)	14,346	(12,319)	2,027	(7,717)	(381)%
Non-controlling interest	(300)	—	(300)	(1,465)	—	(1,465)	1,165	(80)%
Economic income (loss)	$2,004	$(7,994)	$(5,990)	$12,881	$(12,319)	$562	$(6,552)	(1,166)%
(a) For the three months ended June 30, 2012 and 2011, the Company has reflected $1.7 million and $0.02 million of investment income, respectively, and related compensation expense of $0.6 million and $0.01 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $66.2 million for the three months ended June 30, 2012, a decrease of $16.2 million compared to Economic Income (Loss) revenues of $82.4 million in the prior year quarter. For purposes of the following section all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $24.1 million for the three months ended June 30, 2012, a decrease of $19.7 million compared to Economic Income (Loss) revenues of $43.8 million in the prior year quarter.
Management Fees.    Management fees for the segment decreased $0.9 million to $14.6 million for the three months ended June 30, 2012 compared with $15.5 million in the prior year quarter. There was a decline in management fees attributable to our healthcare royalty funds, for which fees decreased in the current period due to an increase in committed capital, in the prior period, that resulted in recognizing cumulative retrospective management fees.  This decrease was partially offset by an increase in management fees relating to our hedge fund products, specifically our Value and Opportunity funds (even after giving effect to the spin off of the Value and Opportunity business in the second quarter of 2011) and our Ramius Trading Strategies fund.
Incentive Income (Loss).    Incentive income for the segment decreased $3.1 million to $2.6 million for the three months ended June 30, 2012 compared with $5.7 million in the prior year quarter. This was primarily a result of a decrease in performance fees earned on our real estate funds and a decrease of performance fees earned on our Global Credit fund. These decreases were partially offset by an increase in performance fees relating to our hedge fund products, specifically our Value and Opportunity funds (even after giving effect to the spin off of the Value and Opportunity business in the second quarter of 2011).
Investment Income (Loss).    Investment income for the segment decreased $16.1 million to $6.7 million for the three months ended June 30, 2012, compared with an income of $22.8 million in the prior year quarter. The decrease was primarily a result of a recognition of a deferred tax benefit in the second quarter of 2011 of $18.3 million and a decrease in performance on the equity the Company has invested in the Enterprise Fund LP of $4.6 million, driven by a decrease in performance of its private investments. This decrease was partially offset by an increase in performance of the Company's own invested capital, driven by increases in performance in certain investment strategies including our activist and public equity strategies and the firm's investment in a Ramius Trading Strategies fund.
Other Revenues.    Other revenues for the segment increased $0.5 million to $0.2 million for the three months ended June 30, 2012, compared with a loss of $0.3 million in the prior year quarter.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $42.1 million for the three months ended June 30, 2012, an increase of $3.5 million compared with Economic Income (Loss) revenues of $38.6 million in the prior year quarter.
Investment Banking.    Investment banking revenues increased $2.0 million to $16.3 million for the three months ended June 30, 2012 compared with $14.3 million in the prior year quarter. During the three months ended June 30, 2012, the Company completed 11 underwriting transactions, three private capital raising transactions, two debt capital market transactions and one strategic advisory transaction. During the three months ended June 30, 2011, the Company completed eight underwriting transactions, two private capital raising transactions, and three strategic advisory transactions.
Brokerage.    Brokerage revenues remained fairly flat at $24.6 million for the three months ended June 30, 2012, compared with $24.6 million in the prior year quarter. This was primarily attributable to lower commission revenues due to a reduction in customer trading volumes and a lower per share average commission offset by an increase in fees earned related to the Company's acquisition of ATM. Customer trading volumes across the industry (according to Bloomberg) decreased 14% in the three months ended June 30, 2012 compared to the prior year quarter.
Investment Income (Loss).    Investment income for the segment increased $1.7 million to $1.6 million for the three months ended June 30, 2012, compared with a loss of $0.1 million in the prior year quarter. This was primarily a result of an increase in performance of the Company's trading strategy.
Economic Income Expenses
Compensation and Benefits.    Total compensation and benefits expense decreased $0.7 million to $41.6 million for the three months ended June 30, 2012, compared with $42.4 million in the prior year quarter. This was primarily attributable to an increase in the amortization of deferred compensation and investments in new professionals offset by lower variable compensation. The compensation to revenue ratio was 63% for the three months ended June 30, 2012, compared to 51% for the prior year quarter. The increase in the compensation to revenue ratio resulted from a 2% decrease in total compensation combined with a 20% decrease in revenues compared to the prior year quarter. Average headcount for 2012 increased by 5.5% from the prior year quarter.
Compensation and benefits expenses for the alternative investment segment decreased $1.5 million to $13.5 million for the three months ended June 30, 2012 compared with $15.0 million in the prior year quarter. The decrease was primarily related to reduced compensation costs subsequent to the Value and Opportunity business spin off in the second quarter of 2011 and a lower variable compensation. The compensation to revenue ratio was 56% for three months ended June 30, 2012 compared with 34% in the prior year quarter.
Compensation and benefits expenses for the broker-dealer segment increased $0.8 million to $28.1 million for the three months ended June 30, 2012 compared with $27.3 million in the prior year quarter. This was primarily attributable to an increase in the amortization of deferred compensation and investments in new professionals. The compensation to revenue ratio was 67% for three months ended June 30, 2012 compared with 71% in the prior year quarter.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $2.0 million to $24.5 million for the three months ended June 30, 2012 compared with $26.5 million in the prior year quarter. This was primarily related to a decrease in service fees and occupancy and equipment expenses related to cost cutting efforts made near the end of 2011 to reduce excess services and space.
Fixed non-compensation expenses for the alternative investment segment decreased $0.2 million to $8.6 million for the three months ended June 30, 2012 compared with $8.8 million in the prior year quarter. Fixed non-compensation expenses for the broker-dealer segment decreased $1.7 million to $16.0 million for the three months ended June 30, 2012 compared with $17.7 million in the prior year quarter.

The following table shows the components of the non-compensation expenses—fixed, for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$59	$218	$(159)	(73)%
Professional, advisory and other fees	3,119	3,530	(411)	(12)%
Occupancy and equipment	5,220	5,587	(367)	(7)%
Depreciation and amortization	2,361	2,013	348	17%
Service fees	3,154	4,364	(1,210)	(28)%
Other	10,635	10,782	(147)	(1)%
Total	$24,548	$26,494	$(1,946)	(7)%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, decreased $5.4 million to $7.1 million for the three months ended June 30, 2012 compared with $12.5 million in the prior year quarter. The decrease was primarily due to syndication costs related to a capital raise by an alternative investment asset fund in the first quarter of 2011 and professional fees that were incurred relating to the closing of the Luxembourg reinsurance deals in the prior year quarter.
The following table shows the components of the non-compensation expenses—variable, for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$2,906	$2,675	$231	9%
Healthcare Royalty Partners syndication costs	—	1,626	(1,626)	(100)%
Expenses related to Luxembourg reinsurance companies	735	4,317	(3,582)	(83)%
Marketing and business development	3,497	3,888	(391)	(10)%
Total	$7,138	$12,506	$(5,368)	(43)%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, increased $0.4 million to $1.4 million for the three months ended June 30, 2012 compared with $1.0 million in the prior year quarter.
Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

	Six Months Ended June 30,
	2012			2011			Total Period-to-Period
	Alternative Investment		Total 2012	Alternative Investment		Total 2011
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$31,884	$31,884	$—	$29,025	$29,025	$2,859	10%
Brokerage	—	48,581	48,581	74	52,124	52,198	(3,617)	(7)%
Management fees	28,606	—	28,606	29,586	—	29,586	(980)	(3)%
Incentive income (loss)	6,605	—	6,605	10,860	—	10,860	(4,255)	(39)%
Investment income (loss)	23,496	5,895	29,391	33,822	6,087	39,909	(10,518)	(26)%
Other revenues	340	(27)	313	974	(401)	573	(260)	(45)%
Total economic income revenues	59,047	86,333	145,380	75,316	86,835	162,151	(16,771)	(10)%
Economic Income Expenses
Compensation and benefits	30,946	56,608	87,554	30,871	54,233	85,104	2,450	3%
Non-compensation expenses—Fixed	15,559	30,320	45,879	15,823	32,475	48,298	(2,419)	(5)%
Non-compensation expenses—Variable	2,447	11,566	14,013	8,687	12,767	21,454	(7,441)	(35)%
Reimbursement from affiliates	(2,551)	—	(2,551)	(2,158)	—	(2,158)	(393)	18%
Total economic income expenses	46,401	98,494	144,895	53,223	99,475	152,698	(7,803)	(5)%
Net economic income (loss) (before non-controlling interest)	12,646	(12,161)	485	22,093	(12,640)	9,453	(8,968)	(95)%
Non-controlling interest	(600)	—	(600)	(1,940)	—	(1,940)	1,340	(69)%
Economic income (loss)	$12,046	$(12,161)	$(115)	$20,153	$(12,640)	$7,513	$(7,628)	(102)%

(a) For the six months ended June 30, 2012 and 2011, the Company has reflected $5.9 million and $6.4 million of investment income, respectively, and related compensation expense of $1.9 million and $1.9 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $145.4 million for the six months ended June 30, 2012, a decrease of $16.8 million compared to Economic Income (Loss) revenues of $162.2 million for the first six months of 2011. For purposes of the following section all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues was $59.0 million for the six months ended June 30, 2012, a decrease of $16.3 million compared to Economic Income (Loss) revenues of $75.3 million for the first six months of 2011.
Management Fees.    Management fees for the segment decreased $1.0 million to $28.6 million for the six months ended June 30, 2012 compared with $29.6 million for the first six months of 2011. There was a decline in management fees attributable to our healthcare royalty funds, for which fees decreased in the current period due to an increase in committed capital, in the prior period, that resulted in recognizing cumulative retrospective management fees.  This decrease was partially offset by an increase in management fees relating to our hedge fund products, specifically our Value and Opportunity funds (even after giving effect to the spin off of the Value and Opportunity business in the second quarter of 2011) and our Ramius Trading Strategies fund.   There was also a slight increase in management fees associated with our Global Credit fund.
Incentive Income (Loss).    Incentive income for the segment decreased $4.3 million to $6.6 million for the six months ended June 30, 2012 compared with $10.9 million for the first six months of 2011. This was primarily a result of a decrease in performance fees earned on our real estate funds and a decrease of performance fees earned on our Global Credit fund.  These decreases were partially offset by an increase in performance fees relating to our hedge fund products, specifically our Value and Opportunity funds (even after giving effect to the spin off of the Value and Opportunity business in the second quarter of 2011).
Investment Income (Loss).    Investment income for the segment decreased $10.3 million to $23.5 million for the six months ended June 30, 2012, compared with $33.8 million for the first six months of 2011. The decrease was primarily a result of a recognition of a deferred tax benefit in the second quarter of 2011 of $18.3 million. The decrease was partially offset by an increase in performance of the Company's own invested capital driven by increases in performance in certain investment strategies including our activist, credit and event driven strategies.  The decrease was also offset by increases in performance for the Company's fund investments of $1.2 million.
Other Revenues.    Other revenues for the segment decreased $0.7 million to $0.3 million for the six months ended June 30, 2012, compared with $1.0 million for the first six months of 2011.
Broker-Dealer Segment
Broker-dealer segment economic income revenues were $86.3 million for the six months ended June 30, 2012, a decrease of $0.5 million compared with economic income revenues of $86.8 million for the first six months of 2011.
Investment Banking.    Investment banking revenues increased $2.9 million to $31.9 million for the six months ended June 30, 2012 compared with $29.0 million for the first six months of 2011. During the six months ended June 30, 2012, the Company completed 27 underwriting transactions, four private capital raising transactions, four debt capital market transactions and two strategic advisory transactions. During the six months ended June 30, 2011, the Company completed 20 underwriting transactions, three private capital raising transactions, four strategic advisory transactions and one debt financing transaction.
Brokerage.    Brokerage revenues decreased $3.5 million to $48.6 million for the six months ended June 30, 2012, compared with $52.1 million for the first six months of 2011. This was primarily attributable to lower commission revenues due to a reduction in customer trading volumes and a lower per share average commission offset by an increase in fees earned related to the Company's acquisition of ATM. Customer trading volumes across the industry (according to Bloomberg) decreased 17% in the six months ended June 30, 2012 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment decreased $0.2 million to $5.9 million for the six months ended June 30, 2012, compared with $6.1 million for the first six months of 2011. The decrease is a result of lower average equity held in the broker dealer.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $2.5 million to $87.6 million for the six months ended June 30, 2012, compared with $85.1 million for the first six months of 2011. This was primarily attributable to an increase in the amortization of deferred compensation and investments in new professionals. The compensation to revenue ratio was 60% for the six months ended June 30, 2012, compared to 52% for the prior year period. The increase in the compensation to revenue ratio resulted from a 3% increase in total compensation combined with a 10% decrease in revenues compared to the prior year period. Average headcount for the six months ended June 30, 2012 remained fairly flat compared to the first six months of 2011.
Compensation and benefits expenses for the alternative investment segment remained flat at $30.9 million for the six months ended June 30, 2012 compared to the first six months of 2011. This was primarily attributable to an increase in the amortization of deferred compensation and investments in new professionals offset by lower variable compensation. The compensation to revenue ratio was 52% for the six months ended June 30, 2012, compared to 41% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $2.4 million to $56.6 million for the six months ended June 30, 2012 compared with $54.2 million for the first six months of 2011. This was primarily attributable to an increase in the amortization of deferred compensation and investments in new professionals. The compensation to revenue ratio was 66% for six months ended June 30, 2012 compared with 62% for the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $2.4 million to $45.9 million for the six months ended June 30, 2012 compared with $48.3 million for the first six months of 2011. This was primarily related to a decrease in service fees and occupancy and equipment expenses related to cost cutting efforts made near the end of 2011 to reduce excess services and space. This decrease was partially offset by an increase in other costs relating to the real estate business and the Value and Opportunity business (subsequent to the spin off in the second quarter of 2011).
Fixed non-compensation expenses for the alternative investment segment decreased $0.2 million to $15.6 million for the six months ended June 30, 2012 compared with $15.8 million in for the first six months of 2011. Fixed non-compensation expenses for the broker-dealer segment decreased $2.2 million to $30.3 million for the six months ended June 30, 2012 compared with $32.5 million in for the first six months of 2011.
The following table shows the components of the non-compensation expenses—fixed, for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$147	$435	$(288)	(66)%
Professional, advisory and other fees	6,410	6,447	(37)	(1)%
Occupancy and equipment	9,753	11,289	(1,536)	(14)%
Depreciation and amortization	4,515	4,069	446	11%
Service fees	5,378	7,976	(2,598)	(33)%
Other	19,676	18,082	1,594	9%
Total	$45,879	$48,298	$(2,419)	(5)%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, decreased $7.5 million to $14.0 million for the six months ended June 30, 2012 compared with $21.5 million in for the first six months of 2011. The decrease was primarily due to syndication costs related to a capital raise by an alternative investment asset fund in the first quarter of 2011, professional fees that were incurred relating to the closing of the Luxembourg reinsurance deals in the prior year quarter and decreased conference related expenses.
The following table shows the components of the non-compensation expenses—variable, for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$5,578	$5,708	$(130)	(2)%
Healthcare Royalty Partners syndication costs	—	2,698	(2,698)	(100)%
Expenses related to Luxembourg reinsurance companies	1,345	4,862	(3,517)	(72)%
Marketing and business development	7,090	8,186	(1,096)	(13)%
Total	$14,013	$21,454	$(7,441)	(35)%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, increased $0.4 million to $2.6 million for the six months ended June 30, 2012 compared with $2.2 million in for the first six months of 2011.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2012, we had cash and cash equivalents of $80.1 million, which includes $13.3 million held in foreign subsidiaries, and net liquid investment assets of $314.6 million.
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
As of June 30, 2012, the Company had unfunded commitments of $6.0 million pertaining to capital commitments in two real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the Healthcare Royalty Partners funds and also as a member of Healthcare Royalty Partners General Partner, has committed to invest $42.2 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the Healthcare Royalty Partners funds along with the other limited partners. Through June 30, 2012, the Company has funded $25.9 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of June 30, 2012, the Company's unfunded commitment to Starboard Value and Opportunity Fund LP is $2.9 million.
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
As registered broker‑dealers, Cowen and Company, Cowen Capital LLC (formerly known as LaBranche Capital, LLC) and ATM USA are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the basic method permitted by the Rule, Cowen Capital LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 6.667% of aggregate indebtedness. ATM USA is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 6.6670% of aggregate indebtedness. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2012, Cowen and Company had total net capital of approximately $31.8 million, which was approximately $30.8 million in excess of its minimum net capital requirement of $1 million. As of June 30, 2012, Cowen Capital, LLC had total net capital of approximately $3.1 million, which was approximately $2.1 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2012, ATM USA had total net capital of approximately $0.2 million which was approximately $0.1 million in excess of its minimum net capital requirement of $0.1 million.
Cowen and Company, Cowen Capital LLC and ATM USA are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, Cowen Capital LLC and ATM USA and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, Cowen Capital LLC and ATM USA, if applicable.
Ramius UK Ltd. (“Ramius UK”) and Cowen International Limited (“CIL”) are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FSA. As of June 30, 2012, Ramius UK's Financial Resources of $0.6 million exceeded its minimum requirement of $0.2 million by $0.4 million. As of June 30, 2012, CIL's Financial Resources of $4.0 million exceeded its minimum requirement of $2.2 million by $1.8 million.
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

Cowen and Company (Asia) Limited (“CCAL”) (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of June 30, 2012, CCAL's Financial Resources of $0.6 million exceeded the minimum requirement of $0.4 million by $0.2 million.
In connection with the Company's decision to discontinue the LaBranche business, the Company decided to liquidate CSPH (formerly known as LaBranche Structured Products Hong Kong Limited), a registered broker-dealer. On June 11, 2012, CSPH was de-registered with the Hong Kong Securities and Futures (Financial Resources) Rules ("FRR"). As of June 30, 2012, CSPH was no longer subject to the regulatory requirements of the FRR in Hong Kong.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of June 30, 2012, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of June 30, 2012 and December 31, 2011.
There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of June 30, 2012 and December 31, 2011:

As of June 30, 2012
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Barclays Capital Inc bearing interest of 0.09% - 0.16% due on July 2, 2012	$224,573
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.20% due on July 10, 2012 to June 25, 2013	29,039
Agreements with Barclays Capital Inc bearing interest of 0.21% - 0.22% due July 2, 2012	205,919
$234,958

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
$228,783
For all of the Company's holdings of Repurchase Agreements as of June 30, 2012, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements continue on a day-to-day basis.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $23.9 million for the six months ended June 30, 2012 was predominately related to cash received from a decrease in cash held at other brokers partially offset by cash used to pay for year end bonuses. Net cash provided by operating activities of $147.6 million for the six months ended June 30, 2011 was predominately related to cash received from a decrease in cash held at other brokers and cash acquired upon the acquisition of LaBranche, partially offset by cash used to pay for year end bonuses included in compensation payable and payments for purchases of securities related to proprietary capital

Investing Activities.    Net cash used in investing activities of $65.9 million for the six months ended June 30, 2012 was primarily related to increase repurchase agreement activity and cash used for an acquisition. Net cash provided by investing activities of $15.1 million for the six months ended June 30, 2011was primarily from increased repurchase agreement activity.
Financing Activities.    Net cash used in financing activities for the six months ended June 30, 2012 was $6.8 million primarily related to the purchase of treasury stock and payment by the consolidated funds to investors for capital withdrawals. Net cash used in financing activities for the six months ended June 30, 2011 was $88.9 million primarily related to increased repurchase agreement activity, repayments on the line of credit and payments by the consolidated funds to investors for capital withdrawals.
Short-Term Borrowings and other debt
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which is included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of June 30, 2012, the remaining balance on these capital leases was $4.6 million. Interest expense for the three months ended June 30, 2012 and 2011 was $0.1 million and $0.1 million, respectively, and was $0.1 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.
As of June 30, 2012, the Company has six irrevocable letters of credit, for which there is cash or bond collateral pledged, including (i) $50,000, which expires on July 12, 2012, supporting workers' compensation insurance with Safety National Casualty Corporation, (ii) $57,000, which expires on October 31, 2012, supporting Healthcare Royalty Management, LLC's Stamford office lease, (iii) $82,000, which expires on May 12, 2013, supporting the Company's San Francisco office, (iv) $1.2 million which expires on August 31, 2012, supporting the Company's lease of additional office space in New York, (v) $6.7 million, which expires December 12, 2012, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit and (vi) $1 million which expires February 22, 2013, supporting the lease of additional office space in New York.
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2012 and December 31, 2011, there were no amounts due related to these letters of credit.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of June 30, 2012. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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

ii.
Real estate investments—Real estate investments are valued at fair value. The fair value of real estate investments are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by the Company. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, the Company considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Real estate investments are reviewed on a quarterly basis by the Company for significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.

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

•
Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners) Funds. During the investment period (as defined in the management agreement of the Healthcare Royalty Partners funds), management fees for the Healthcare Royalty Partners funds are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of assets under management. Management fees for the Healthcare Royalty Partners funds are calculated on a quarterly basis.

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

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. For the products we offer, incentive income earned is typically 20% for hedge funds and 10% for fund of funds and alternative solutions products (in certain cases on performance in excess of a benchmark), generally, of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, in certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis. These funds are subject to a potential clawback of that incentive income upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the Healthcare Royalty Partners funds is earned only after investors receive a full return of their capital plus a preferred return.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. The condensed consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 13 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3g. "New accounting pronouncements" in our condensed consolidated financial statements for the quarter ended June 30, 2012 and "Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on March 9, 2012.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and six months ended June 30, 2012, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2012.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
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
In connection with Cowen Holdings' previous initial public offering (“IPO”) and separation from Société Générale (“SG”) in 2006, Cowen Holdings entered into an indemnification agreement with SG under which (1) SG will indemnify, and will defend and hold harmless Cowen Holdings and each of the Cowen Holdings' subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify Cowen Holdings for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the Cowen Holdings' IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (the “Indemnification Agreement”). To the extent that we are indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to an escrow agreement with SG. As of December 31, 2011, the total amount reserved in relation to the Indemnification Agreement was $0.5 million, respectively, and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statement of financial condition. In April 2012, in accordance with the terms of an agreement, the full escrowed amount, other than a de minimis amount, was released to SG and used by SG in connection with the settlement of the litigation matter to which the escrow related.
There have been no new developments with respect to the Company's legal proceedings that occurred in the first quarter of 2012. The Company's discussion should be read together with in the accompanying Note 13 "Commitments and Contingencies—Litigation," in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In July 2011, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $20.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended June 30, 2012, through the share repurchase program, the Company repurchased 1,462,680 shares of Cowen Class A common stock at an average price of $2.47 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (April 1, 2012 – April 30, 2012)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total

Month 2 (May 1, 2012 – May 31, 2012)
Common stock repurchases(1)	830,870	$2.43	—	—	(3)
Employee transactions(2)	206,007	$2.42	—	—
Total

Month 3 (June 1, 2012 – June 30, 2012)
Common stock repurchases(1)	631,810	$2.51	—	—	(3)
Employee transactions(2)	521,527	$2.49	—	—
Total

Total (April 1, 2012 – June 30, 2012)
Common stock repurchases(1)	1,462,680	$2.47	—	—	(3)
Employee transactions(2)	727,534	$2.47	—	—
Total

(1)	As announced in July 2011, the Company's Board of Directors authorized the repurchase, subject to market conditions, of up to $20.0 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer and President (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	August 7, 2012	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
10.1	Employment Agreement, dated as of May 31, 2012, by and between Cowen Group, Inc. and Jeffrey Solomon (previously filed as Exhibit 10.1 to the Form 8-K filed June 1, 2012). (a)
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT *

(a)     Signifies management contract or compensatory plan or arrangement.

*     Pursuant to Rule 406T of Regulation S-T, this information shall not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections