Form 10-Q
period 2012-09-30
COWEN GROUP, INC.
filed 2012-11-08
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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
As of November 7, 2012 there were 113,508,235 shares of the registrant's common stock outstanding.

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
Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2012 and 2011. The Consolidated Financial Statements as of December 31, 2011 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of September 30,	As of December 31,
	2012	2011
Assets
Cash and cash equivalents	$55,776	$128,875
Cash collateral pledged	9,269	9,785
Securities owned, at fair value	648,772	744,914
Securities purchased under agreement to resell	—	166,260
Other investments	70,151	59,943
Receivable from brokers	103,825	62,046
Fees receivable	22,113	22,297
Due from related parties	16,366	16,554
Fixed assets, net of accumulated depreciation and amortization of $28,720 and $23,852, respectively	33,722	37,042
Goodwill	26,211	20,028
Intangible assets, net of accumulated amortization of $22,116 and $20,220, respectively	11,668	5,760
Other assets	23,192	26,620
Consolidated Funds
Cash and cash equivalents	1,892	297
Securities owned, at fair value	3,095	6,334
Other investments, at fair value	205,095	228,820
Other assets	372	263
Total Assets	$1,231,519	$1,535,838
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$210,705	$334,251
Securities sold under agreement to repurchase	123,839	228,783
Payable to brokers	203,250	213,360
Compensation payable	27,313	71,223
Short-term borrowings and other debt	4,516	5,650
Fees payable	4,972	5,503
Due to related parties	646	1,914
Accounts payable, accrued expenses and other liabilities	60,405	61,462
Consolidated Funds
Capital withdrawals payable	2,841	394
Accounts payable, accrued expenses and other liabilities	1,042	246
Total Liabilities	639,529	922,786
Commitments and Contingencies (Note 14)
Redeemable non-controlling interests	88,011	104,587
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 123,583,040 shares issued and 113,962,889 outstanding as of September 30, 2012 and 119,393,640 shares issued and 114,047,637 outstanding as of December 31, 2011, respectively (including 420,276 and 576,892 restricted shares, respectively)	1,135	1,135
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	709,005	688,427
(Accumulated deficit) retained earnings	(178,516)	(163,980)
Accumulated other comprehensive income (loss)	161	(215)
Less: Class A common stock held in treasury, at cost, 9,620,151 and 5,346,003 shares as of September 30, 2012 and December 31, 2011, respectively.	(27,806)	(16,902)
Total Stockholders' Equity	503,979	508,465
Total Liabilities and Stockholders' Equity	$1,231,519	$1,535,838
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Investment banking	$18,666	$10,816	$50,550	$39,841
Brokerage	22,701	25,670	71,282	77,868
Management fees	8,866	14,778	28,515	37,799
Incentive income	1,416	(1,823)	2,687	3,233
Interest and dividends	3,605	10,930	14,845	21,330
Reimbursement from affiliates	1,370	978	3,796	2,968
Other revenues	701	309	2,398	1,230
Consolidated Funds
Interest and dividends	24	138	115	443
Other revenues	249	163	359	171
Total revenues	57,598	61,959	174,547	184,883
Expenses
Employee compensation and benefits	47,322	43,651	137,102	132,313
Floor brokerage and trade execution	3,058	4,488	10,992	12,283
Interest and dividends	1,957	1,904	6,888	7,627
Professional, advisory and other fees	3,534	8,063	11,158	25,601
Service fees	2,807	3,815	8,198	11,792
Communications	4,522	3,636	11,775	10,872
Occupancy and equipment	5,808	6,225	16,594	17,523
Depreciation and amortization	2,427	2,421	6,945	6,490
Client services and business development	3,510	3,534	11,089	12,343
Other expenses	3,779	2,158	11,138	5,007
Consolidated Funds
Interest and dividends	2	51	22	137
Professional, advisory and other fees	263	1,002	1,112	2,075
Other expenses	65	82	205	423
Total expenses	79,054	81,030	233,218	244,486
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	12,510	(21,989)	41,969	(4,631)
Bargain purchase gain	—	—	—	22,244
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	(2,730)	(3,181)	817	4,133
Net realized and unrealized gains (losses) on derivatives	212	70	626	(456)
Net gains (losses) on foreign currency transactions	9	313	(6)	40
Total other income (loss)	10,001	(24,787)	43,406	21,330
Income (loss) before income taxes	(11,455)	(43,858)	(15,265)	(38,273)
Income tax expense (benefit)	163	72	496	(17,720)
Net income (loss) from continuing operations	(11,618)	(43,930)	(15,761)	(20,553)
Net income (loss) from discontinued operations, net of tax	—	(5,087)	—	(5,087)
Net income (loss)	(11,618)	(49,017)	(15,761)	(25,640)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(1,033)	(783)	(1,225)	2,473
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(10,585)	$(48,234)	$(14,536)	$(28,113)
Weighted average common shares outstanding:
Basic	114,989	115,664	114,587	89,118
Diluted	114,989	115,664	114,587	89,118
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.09)	$(0.37)	$(0.13)	$(0.26)
Income (loss) from discontinued operations	$—	$(0.04)	$—	$(0.06)
Diluted
Income (loss) from continuing operations	$(0.09)	$(0.37)	$(0.13)	$(0.26)
Income (loss) from discontinued operations	$—	$(0.04)	$—	$(0.06)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011

Net income (loss)			$(15,761)			$(25,640)
Other comprehensive income, net of tax:
Foreign currency translation		126			(352)
Defined benefit pension plans:
Prior service cost arising during the period	—			—
Net gain/(loss) arising during the period	235			(152)
Add: amortization of prior service cost included in net periodic pension cost	15	250		15	(137)
Total other comprehensive income, net of tax			376			(489)
Comprehensive income (loss)			$(15,385)			$(26,129)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2011	114,047,637	$1,135	$(16,902)	$688,427	$(215)	$(163,980)	$508,465	$104,587
Net income (loss)	—	—	—	—	—	(14,536)	(14,536)	(1,225)
Defined benefit plans	—	—	—	—	250	—	250	—
Foreign currency translation	—	—	—	—	126	—	126	—
Deconsolidation of funds	—	—	—	—	—	—	—	(17,104)
Consolidation of funds	—	—	—	—	—	—	—	18,521
Capital withdrawals	—	—	—	—	—	—	—	(17,268)
Capital contributions	—	—	—	—	—	—	—	500
Restricted stock awards issued	4,189,400	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(4,274,148)	—	(10,904)	—	—	—	(10,904)	—
Amortization of share based compensation	—	—	—	20,578	—	—	20,578	—
Balance, September 30, 2012	113,962,889	$1,135	$(27,806)	$709,005	$161	$(178,516)	$503,979	$88,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss) from continuing operations	$(15,761)	$(20,553)
Net income (loss) from discontinued operations, net of tax	—	(5,087)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain	—	(22,244)
Depreciation and amortization	6,945	7,397
Share-based compensation	20,578	20,236
Deferred rent obligations	(1,316)	(718)
Purchases of securities owned, at fair value	(4,776,378)	(6,750,192)
Proceeds from sales of securities owned, at fair value	4,818,865	6,524,723
Proceeds from sales of securities sold, not yet purchased, at fair value	3,487,601	3,464,059
Payments to cover securities sold, not yet purchased, at fair value	(3,582,578)	(3,246,988)
Net (gains) losses on securities, derivatives and other investments	(33,576)	11,239
Consolidated Funds
Purchases of securities owned, at fair value	(249,731)	(368,933)
Proceeds from sales of securities owned, at fair value	252,966	373,392
Purchases of other investments	(8,273)	(15,108)
Proceeds from sales of other investments	33,795	106,611
Net realized and unrealized (gains) losses on investments and other transactions	(2,718)	(1,729)
(Increase) decrease in operating assets:
Cash acquired upon transaction	—	117,496
Cash collateral pledged	516	(4)
Securities owned, at fair value, held at broker dealer	56,796	95,813
Receivable from brokers	(41,779)	68,075
Fees receivable	934	10,116
Due from related parties	188	2,154
Other assets	4,158	(16,960)
Consolidated Funds
Cash and cash equivalents	(659)	7,019
Other assets	1,290	475
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(13,086)	(131,773)
Payable to brokers	(10,110)	169,558
Compensation payable	(46,323)	(46,404)
Fees payable	(587)	(6,564)
Due to related parties	(1,268)	(7,705)
Accounts payable, accrued expenses and other liabilities	(4,487)	(611)
Consolidated Funds
Due to related parties	25	—
Accounts payable, accrued expenses and other liabilities	777	(1,611)
Net cash provided by / (used in) operating activities	$(103,196)	$335,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended September 30,
(continued)	2012	2011
Cash flows from investing activities:
Securities purchased under agreement to resell	$166,260	$(140,394)
Purchases of other investments	(4,291)	(56,565)
Purchase of business, net of cash acquired (See Note 2)	(10,063)	—
Proceeds from sales of other investments	9,036	52,134
Purchase of fixed assets	(1,695)	(5,786)
Net cash provided by / (used in) investing activities	159,247	(150,611)
Cash flows from financing activities:
Securities sold under agreement to repurchase	(104,944)	(53,328)
Borrowings on short-term borrowings and other debt	—	493
Repayments on short-term borrowings and other debt	(1,134)	(26,204)
Purchase of treasury stock	(8,252)	(8,228)
Capital withdrawals to non-controlling interests in operating entities	(2,717)	(2,009)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	—	4,038
Capital withdrawals to non-controlling interests in Consolidated Funds	(12,103)	(52,164)
Net cash provided by / (used in) financing activities	(129,150)	(137,402)
Change in cash and cash equivalents	(73,099)	47,166
Cash and cash equivalents at beginning of year	128,875	36,354
Cash and cash equivalents at end of year	$55,776	$83,520

Supplemental non-cash information
Purchase of treasury stock, at cost, upon close of acquisition (see Note 2)	$—	$1,906
Net assets acquired upon acquisition (net of cash) (See Note 2)	$—	$58,486
Non compete agreements and covenants with limiting conditions acquired (see Note 2)	$—	$2,310
Common stock issuance upon close of acquisition (see Note 2)	$—	$156,048
Purchase of treasury stock, at cost, through net settlement (See Note 16)	$2,652	$1,566
Net assets of consolidated entities	$18,521	$3,470
Net assets of deconsolidated entities	$17,104	$—
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
2. Acquisitions
Algorithmic Trading Management, LLC
On April 5, 2012, the Company completed its acquisition of all of the outstanding interests in ATM USA, LLC ("ATM USA"), Algorithmic Trading Management, LLC ("ATM LLC") and Algo Trading Management Inc. ("ATM INC") (collectively the “ATM Group”), a provider of global, multi-asset class algorithmic execution trading models. The acquisition was completed in accordance with the definitive sale and purchase agreement, entered into on January 13, 2012, as announced during the first quarter of 2012, for cash. In the aggregate, the purchase price, assets acquired and liabilities assumed were not significant and the near term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant. Post acquisition, the ATM Group is included in the broker-dealer segment.
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
LaBranche & Co Inc.
The acquisition of LaBranche & Co Inc. ("LaBranche") by the Company was consummated after the market close on June 28, 2011. LaBranche's wholly owned subsidiary, Cowen Capital LLC (formerly LaBranche Capital LLC), is a registered broker-dealer and FINRA member firm that, prior to the operations being discontinued in the fourth quarter of 2011, operated as a market-maker in exchange traded funds ("ETFs"), engaged in hedging activities in options, ETFs, structured notes, foreign currency securities and futures related to its market-making operations and also conducted principal trading activities in these securities.
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
The acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. In this case, the acquisition was accounted for as an acquisition by Cowen of LaBranche. As such, results of operations for LaBranche are included in the accompanying condensed consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their estimated fair values. The fair value of Cowen shares issued to LaBranche shareholders was the purchase consideration for the acquisition. Based on the June 28, 2011 purchase price allocation, the fair value of the net identifiable assets acquired and liabilities assumed amounted to $176.0 million (excluding $2.3 million non-compete agreements and covenants with limiting conditions acquired), exceeding the fair value of the purchase price of $156.0 million. As a result, the Company recognized a nonrecurring bargain purchase gain of approximately $22.2 million in the second quarter of 2011, which is included in other income in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011. As the purchase consideration (the Exchange Ratio) was determined based on the stock price of Cowen on June 28, 2011, the purchase price allocation based on the fair value of LaBranche's net assets at acquisition date reflected in these condensed consolidated financial statements has resulted in a

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

bargain purchase gain.
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
The Company recognized approximately $0.6 million and $2.9 million of acquisition-related costs, including legal, accounting, and valuation services, for the three and nine months ended September 30, 2011, respectively. These costs are included in professional, advisory and other fees and other expenses in the condensed consolidated statements of operations.
During the fourth quarter of 2011, the subsidiaries acquired through the LaBranche acquisition were discontinued (See Note 4). As a result, no unaudited supplemental proforma information is presented.
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
Under US GAAP, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates VOEs in which it owns a majority of the entity's voting shares or units. US GAAP also provides that a general partner of a limited partnership (or a managing member, in the case of a limited liability company) is presumed to control the partnership, and thus should consolidate it, unless a simple majority of the limited partners has the right to remove the general partner without cause or to terminate the partnership. In accordance with these standards, the Company presently consolidates seven funds deemed to be VOEs for which it acts as the general partner and investment manager.
As of September 30, 2012, the Company consolidates the following funds (the “2012 Consolidated Funds”): Ramius Enterprise LP (“Enterprise LP”), Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and RTS Global 3X Fund LP (“RTS Global 3X”). As of December 31, 2011, the Company consolidated the following funds (the “2011 Consolidated Funds”): Enterprise LP, Ramius Multi‑Strategy FOF LP (“Multi‑Strat FOF”), Ramius Vintage Multi‑Strategy FOF LP (“Vintage FOF”), Levered FOF and RTS Global 3X. Effective January 1, 2012, Multi-Strat FOF and Vintage FOF collapsed their operations into their respective master funds, Multi-Strat Master FOF and Vintage Master FOF due to a winding down decision earlier adopted by the Boards of Directors of the respective funds. This resulted in the Company's voting shares or units being held directly at the master funds level and thus consolidating them. Collectively the 2012 Consolidated Funds and the 2011 Consolidated Funds are referred to as the Consolidated Funds.
The Company also consolidates RCG Linkem II LLC, an investment company that was formed to make an investment in a wireless broadband communication provider in Italy, and Cowen Bluebird LLC, an investment company that was formed to make an investment in a company which works on the development of innovative gene therapies for severe genetic disorders. The Company determined that RCG Linkem II LLC and Cowen Bluebird LLC are VOE's due to its controlling equity interests held through the managing member and/or affiliates, and control exercised by the managing member who is not subject to substantive removal rights.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company determines whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of September 30, 2012, and December 31, 2011, the Company does not consolidate any VIEs.
As of September 30, 2012, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) (the “2012 Unconsolidated Master Fund”) through one of its Consolidated Funds, Enterprise LP. As of December 31, 2011, the Company held a variable interest in Enterprise Master, Multi‑Strat Master FOF and Vintage Master FOF (the “2011 Unconsolidated Master Funds”) through three of its Consolidated Funds: Enterprise LP, Multi‑Strat FOF and Vintage FOF (the “2011 Consolidated Feeder Funds”), respectively. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the 2012 or 2011 Unconsolidated Master Funds. Collectively the 2012 Unconsolidated Master Funds and the 2011 Unconsolidated Master Funds are referred to as the Unconsolidated Master Funds.
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
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $217.2 million and $1.7 million as of September 30, 2012 and $259.2 million and $2.0 million as of December 31, 2011, respectively. In addition, the maximum exposure relating to these variable interest entities as of September 30, 2012 was $175.4 million, and as of December 31, 2011 was $211.0 million, all of which is included in other investments, at fair value in the Company's condensed consolidated statements of financial condition. The exposure to loss primarily relates to the respective 2012 or 2011 Consolidated Feeder Funds' investment in their respective 2012 or 2011 Unconsolidated Master Funds as of September 30, 2012 and December 31, 2011. See Note 6 for further information regarding the Company's investments.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

e.	Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of September 30, 2012 and December 31, 2011 Repurchase Agreements are secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of September 30, 2012 and December 31, 2011.
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
f.    Deferred Rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company recorded a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of September 30, 2012 and December 31, 2011 is $14.0 million and $15.3 million, respectively.
g.    New accounting pronouncements
Recently issued accounting pronouncements
In July 2012, the FASB issued guidance for testing indefinite-lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The update does not revise the requirement to test indefinite-lived intangible assets annually for impairment, or more frequently if deemed appropriate. The new guidance is effective for annual and interim tests performed for fiscal years

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the impact, if any, that this update will have on its financial condition, results of operations and cash flows.
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
Recently adopted accounting pronouncements
In May 2011, the FASB issued amended guidance clarifying how to measure fair value and requires additional disclosures regarding fair value measurements. The amendments, among other things, prohibit the use of blockage factors at all levels of the fair value hierarchy, provide guidance on measuring financial instruments that are managed on a net portfolio basis, and clarify guidance on the application of premiums and discounts in measuring fair value. Additional disclosure requirements include the disclosure of transfers between Level 1 and Level 2, and for Level 3, fair value measurements, a description of the valuation processes and additional information regarding unobservable inputs affecting Level 3 measurements. The amendments were effective for the Company beginning in the first quarter of 2012. The adoption of this amended guidance did not have a material impact on the Company's financial condition or results of operations.
In June 2011, the FASB issued guidance requiring entities to present the components of net income, the components of other comprehensive income and the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, in December 2011, the FASB issued additional guidance which indefinitely deferred the provision that requires the entity to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The adoption of these amendments did not have any impact on the Company's financial condition, results of operations, or cash flows since the changes are limited to presentation of other comprehensive income and total comprehensive income.
In September 2011, the FASB issued guidance simplifying how entities test goodwill for impairment by permitting an entity to assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under US GAAP. This was effective for the Company beginning in the first quarter of 2012. The adoption of this amended guidance did not have any impact on the Company's financial condition, results of operations, or cash flows.
4. Discontinued Operations
The subsidiaries acquired through the LaBranche acquisition (see Note 2) met the criteria of discontinued operations under US GAAP because the operations and cash flows of these subsidiaries can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As a result of these subsidiaries not meeting the Company's expectations as to their results of operations and not generating positive cash flows, the Company decided, during the fourth quarter of 2011, to exit the business operated by these subsidiaries. The subsidiaries comprised of market making operations for exchange traded funds in the US, Europe and Asia which were included in the broker-dealer segment. The results of operations and cash flows for these subsidiaries were eliminated from the Company's ongoing operations and the Company has no continuing involvement in these operations. In accordance with US GAAP the Company reclassified and reported the results of operations related to these subsidiaries in discontinued operations for the three and nine months ended September 30, 2011.
The results of operations related to the Company's discontinued operations for the three and nine months ended September 30, 2011 are summarized below:

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three and Nine Months Ended September 30, 2011
(dollars in thousands)
Total revenues, net of interest expense	$869
Loss from discontinued operations	(5,087)
Income tax expense/(benefit)	—
Loss from discontinued operations, net of taxes	(5,087)
5. Cash collateral pledged
As of September 30, 2012 and December 31, 2011, cash collateral pledged in the amount of $9.3 million and $9.8 million, respectively, primarily relates to (a) a bond held as collateral on a letter of credit and (b) letters of credit issued to the landlord of the Company's premises in New York City (see Note 14).
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
As of September 30, 2012 and December 31, 2011, securities owned, at fair value consisted of the following:

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
U.S. Government securities (a)	$95,038	$182,868
Common stocks	300,990	250,380
Convertible bonds (b)	50,854	18,130
Corporate bonds (c)	168,021	231,864
Options	26,543	55,699
Warrants and rights	4,436	2,759
Mutual funds	2,890	3,214
	$648,772	$744,914

(a)
As of September 30, 2012, maturities ranged from November 2013 to August 2014 with interest rate of 0.25%. As of December 31, 2011, maturities ranged from November 2013 to November 2021 and interest rates ranged between 0.25% and 8%.

(b)
As of September 30, 2012, maturities ranged from October 2014 to June 2017 and interest rates ranged between 1.38% and 5.75%. As of December 31, 2011, the maturity was August 2027 with an interest rate of 2.75%.

(c)
As of September 30, 2012, maturities ranged from January 2013 to February 2041 and interest rates ranged between 4.52% and 13.50%. As of December 31, 2011, maturities ranged from January 2012 to February 2041 and interest rates ranged between 3.13% and 13.50%.

The Company's direct involvement with derivative financial instruments includes credit default swaps, futures, equity swaps, options and warrants and rights. Open equity positions in futures transactions are recorded as receivables from and payables to broker‑dealers or clearing brokers, as applicable. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets. The Company's overall exposure to financial derivatives is limited. The Company's long exposure to futures, equity swaps and currency forward derivative contracts, at fair value, as of September 30, 2012 and December 31, 2011 of $1.1 million and $0.8 million, respectively, is included in other assets in the accompanying condensed consolidated statements of financial condition. The Company's short exposure to futures, equity swap and currency forward derivative contracts, at fair value, as of September 30, 2012 and December 31, 2011 of $0.1 million and $0.8 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. The realized and unrealized gains/(losses) related to derivatives trading activities for the three months ended September 30, 2012, and 2011 were $1.3 million and $0.8 million and for the nine months ended September 30, 2012 and 2011 were $1.1 million and $0.6 million, respectively, and are included in other income in the condensed consolidated statements of operations.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of September 30, 2012 and December 31, 2011, collateral consisting of $11.0 million and $8.1 million of cash, respectively, is included in receivable from brokers on the condensed consolidated statements of financial condition. As of September 30, 2012 and December 31, 2011 all derivative contracts were with multiple major financial institutions.
Other investments
As of September 30, 2012 and December 31, 2011, other investments consisted of the following:

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$47,287	$40,350
(2) Real estate investments, at fair value	2,102	2,353
(3) Equity method investments	20,001	16,687
(4) Lehman claims, at fair value	761	553
	$70,151	$59,943

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of September 30, 2012 and December 31, 2011, included the following:

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
Healthcare Royalty Partners (a)(*)	$8,119	$6,297
Healthcare Royalty Partners II (a)(*)	2,617	1,521
Ramius Global Credit Fund LP (b)(*)	13,600	11,790
Ramius Alternative Replication Ltd (c)(*)	831	837
Tapestry Investment Co PCC Ltd (d)	193	185
Ramius Enhanced Replication Fund LLC (e)(*)	708	337
Starboard Value and Opportunity Fund LP (f)(*)	12,246	11,123
RCG LV Park Lane LLC (g)	700	—
Other private investment (h)	7,413	7,415
Other affiliated funds (i)(*)	860	845
	$47,287	$40,350
* These portfolio funds are affiliates of the Company
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted for Healthcare Royalty Partners (formerly Cowen Healthcare Royalty Partners), Healthcare Royalty Partners II (formerly Cowen Healthcare Royalty Partners II) and Starboard Value and Opportunity Fund LP in Note 14.

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

RCG LV Park Lane is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(h)	Other private investment represents the Company's closed end investment in an investment company, which was formed to make an investment in a wireless broadband communication provider in Italy.

(i)	The majority of these funds are real estate fund affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Real estate investments, at fair value
Real estate investments as of September 30, 2012 and December 31, 2011 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $1.8 million and $1.6 million, respectively, and real estate debt investments held by the Company of $0.3 million and $0.8 million, respectively.

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

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,490	$1,980
Healthcare Royalty GP, LLC (formerly Cowen Healthcare Royalty GP, LLC)	662	513
Healthcare Royalty GP II, LLC (formerly Cowen Healthcare Royalty GP II, LLC)	443	258
CBOE Stock Exchange, LLC	2,165	2,423
Starboard Value LP	7,651	3,693
RCG Longview Partners, LLC	1,698	1,569
RCG Longview Louisiana Manager, LLC	1,490	1,140
RCG Urban American, LLC	1,347	1,258
RCG Urban American Management, LLC	538	1,096
RCG Longview Equity Management, LLC	226	557
Urban American Real Estate Fund II, L.P.	1,564	1,541
RCG Kennedy House, LLC	396	323
Other	331	336
	$20,001	$16,687
As of September 30, 2012 and December 31, 2011, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.
The Company's income (loss) from equity method investments was $1.5 million and $0.5 million, for the three months ended September 30, 2012 and 2011, respectively, and was $9.4 million and $2.9 million for the nine months ended September 30, 2012 and 2011, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the three and nine months ended September 30, 2012 and 2011, respectively.
For the period ended September 30, 2012 an equity method investment held by the Company has exceeded the 20% threshold for the income test required under SEC guidance. As such, the Company is required to present summarized income statement information for this significant investee for the current period. The summarized income statement information for the Company's investment in the individually significant investee is as follows:

	Nine Months Ended September 30, 2012
	(dollars in thousands)
Revenues	$5,877	$232
Expenses	(588)	105
Net realized and unrealized gains (losses)	73	(21)
Net Income	$5,362	$316

(4)	Lehman Claims, at fair value
Lehman Brothers International (Europe) (“LBIE”), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the “Administration”) in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The status and ultimate resolution of the assets under LBIE's Administration proceedings is uncertain. The assets of the Company at LBIE at the time of Administration (the “Total Net Equity Claim”) consist of $1.0 million, which the Company believes will represent an unsecured claim against LBIE. On November 2, 2012, the Company executed a Claims Determination Deed with respect to this claim.  By entering into this deed, the Company and LBIE reached agreement on the amount of the Company's unsecured claim, which was agreed to be approximately $0.9 million.  As a result of entering into this deed, the Company will be entitled to participate in the first dividend to unsecured creditors of LBIE, which is expected to be paid before the end of the year, though the amount of that dividend has not yet been determined. This does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 6b(2). There can be no assurance that the Total Net Equity Claim value, as determined by the Company, will be accepted by the Administrators, nor does the Company know the manner and timing in which such claim will be satisfied and the ultimate value that will be received.
Given the degree of uncertainty as to the status of the assets held at LBIE and the process and prospects of the return of those assets, the Company has decided to record the estimated fair value of the Total Net Equity Claim at an approximately 27% discount as of September 30, 2012 and a 47% discount as of December 31, 2011, which represents management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the “Estimated Recoverable Lehman Claim”). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual loss that may ultimately be incurred by the Company with respect to the pending LBIE claim is not known and could be materially different from the estimated value assigned by the Company. (See Note 6b(2)).
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of September 30, 2012 and December 31, 2011 securities sold, not yet purchased, at fair value consisted of the following:

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
U.S. Government securities (a)	$8	$165,197
Common stocks	195,911	123,877
Corporate bonds (b)	61	1,529
Options	14,725	43,648
	$210,705	$334,251

(a)
As of September 30, 2012, maturities ranged from April 2016 to January 2040 and interest rates ranged between 5.95% and 7.41%. As of December 31, 2011, maturities ranged from September 2013 to January 2040 and interest rates ranged between 0.13% and 7.41%.

(b)
As of September 30, 2012, the maturity was January 2026 with an interest rate of 5.55%. As of December 31, 2011, maturities ranged from December 2016 to January 2026 and interest rates ranged between 5.55% and 9.50%.

Securities purchased under agreements to resell and securities sold under agreements to repurchase
The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of September 30, 2012 and December 31, 2011:

As of September 30, 2012
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.2% due on October 2, 2012 to June 25, 2013	29,039
Agreements with Barclays Capital Inc bearing interest of 0.25% - 0.27% due on October 1, 2012	94,800
$123,839

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
$228,783
For all of the Company's holdings of Repurchase Agreements as of September 30, 2012, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements rolls over on a day-to-day basis.
Transactions involving purchases of securities under agreements to resell are carried at their contract value which approximates fair value. These fair value measurement would be categorized as level 1 within the fair value hierarchy. As of September 30, 2012 the Company held no collateral. As of December 31, 2011, the fair value of the collateral received by the Company, consisting of government and corporate bonds, was $166.7 million.
Transactions involving the sale of securities under Repurchase Agreements are carried at their contract value, which approximates fair value, and are accounted for as collateralized financings. In connection with these financings, as of September 30, 2012 and December 31, 2011, the Company had pledged collateral, consisting of government and corporate bonds, in the amount of $130.3 million and $243.1 million, respectively, which is included in securities owned, at fair value in the condensed consolidated statements of financial condition.

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

b.	Consolidated Funds
Securities owned, at fair value
As of September 30, 2012 and December 31, 2011 securities owned, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
Government sponsored securities (a)	$1,501	$2,006
Commercial paper (b)	1,594	3,927
Corporate bond (c)	—	401
	$3,095	$6,334

(a)
As of September 30, 2012, maturities ranged from October 2012 to February 2014 and interest rates ranged between 0.32% and 1.74%. As of December 31, 2011, maturities ranged from October 2012 to October 2013 and interest rates ranged between 0.32% and 1.74%.

(b)
As of September 30, 2012, commercial paper was purchased at a discount and matures on October 1, 2012. As of December 31, 2011, commercial paper was purchased at a discount and matured on January 3, 2012.

(c)	As of December 31, 2011, the maturity was April 2012 with an interest rate of 0.58%.
Other investments, at fair value
As of September 30, 2012 and December 31, 2011 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
(1) Portfolio Funds	$198,235	$221,480
(2) Lehman claims	6,860	7,340
	$205,095	$228,820

(1)	Investments in Portfolio Funds, at fair value
As of September 30, 2012 and December 31, 2011, investments in Portfolio Funds, at fair value, included the following:

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
Investments of Enterprise LP	$174,314	$193,012
Investments of consolidated fund of funds	23,921	28,468
	$198,235	$221,480
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master‑feeder” structure with Enterprise Master, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds are recorded in other investments on the condensed consolidated statements of financial condition include Enterprise LP's investment of $174.3 million and $193.0 million in Enterprise Master as of September 30, 2012 and December 31, 2011, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities,

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP.
Investments of consolidated fund of funds investment companies
The investments of consolidated fund of funds investment companies are $23.9 million and $28.5 million as of September 30, 2012 and December 31, 2011, respectively. These investments include the investments of Levered FOF, Multi‑Strat Master FOF and Vintage Master FOF as of September 30, 2012 and Levered FOF, Multi‑Strat FOF and Vintage FOF as of December 31, 2011 (see Note 3b), all of which are investment companies managed by Ramius Alternative Solutions LLC. RTS Global 3X is consolidated as of September 30, 2012 and December 31, 2011, which is managed by Ramius Trading Strategies LLC. Multi‑Strat Master FOF's investment objectives (as was Multi-Strat FOF's objective) is to invest discrete pools of their capital among portfolio managers that invest through Portfolio Funds, forming a multi‑strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Levered FOF had a similar strategy, but on a levered basis, prior to the fund winding down. Levered FOF is no longer levered. Vintage Master FOF's investment objective (as was Vintage FOF's objective) is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. Levered FOF, Multi‑Strat Master FOF and Vintage Master FOF are all in liquidation. RTS Global 3X's investment objective is to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital in managed futures and global macro‑based investment strategies. RTS Global 3X seeks to achieve its objective through a multi‑advisor investment approach by allocating its capital among third‑party trading advisors that are unaffiliated with RTS Global 3X. However, unlike a traditional “fund of funds” that invests with advisors through entities controlled by third‑parties, RTS Global 3X will allocate its capital among a number of different trading accounts organized and managed by the general partner.
The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of September 30, 2012 and December 31, 2011:

		Fair Value as of September 30, 2012
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	RTS Global 3X Fund LP	Total
		(dollars in thousands)
Tapestry Pooled Account V LLC*	Credit-Based	$430	$884	$944	$—	$2,258	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	10,438	10,438	(c)
Externally Managed Portfolio Funds	Credit-Based	152	57	233	—	442	(b)
Externally Managed Portfolio Funds	Event Driven	1,562	2,339	3,781	—	7,682	(d)
Externally Managed Portfolio Funds	Hedged Equity	17	226	1,002	—	1,245	(e)
Externally Managed Portfolio Funds	Multi-Strategy	246	635	685	—	1,566	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	29	42	—	—	71	(g)
Externally Managed Portfolio Funds	Opportunistic Equity	—	103	116	—	219	(h)
		$2,436	$4,286	$6,761	$10,438	$23,921

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

(g)
The Fixed Income Arbitrage strategy seeks to achieve long term capital appreciation by employing a variety of strategies to generate returns without significant exposure to credit spread, interest rate changes or duration. As of September 30, 2012, the investment manager has gated investments.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(h)
The Opportunistic Equity investment style seeks to profit from higher levels of realized market volatility giving to shorter term price momentum and mean reversion trading opportunities.  The investee fund manager has side-pocketed investments with undetermined payout dates.

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master consists of $24.3 million. Included in this claim were assets with a value of $9.5 million at the time LBIE entered Administration, that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. In December 2011, Enterprise Master received an aggregate of approximately $2.4 million relating to securities, interest and dividends earned with respect to securities held by LBIE on behalf of Enterprise Master. A distribution of $2.9 million occurred in February of 2012. Post-distribution, the remaining Net Equity Claim for Enterprise Master is $12.4 million. On November 2, 2012, Enterprise Master executed a Claims Determination Deed with respect to the unsecured portion of its claim against LBIE.  By entering into this deed, Enterprise Master and LBIE reached agreement on the amount of Enterprise Master's unsecured claim, which was agreed to be approximately $1.1 million.  As a result of entering into this deed, Enterprise Master will be entitled to participate in the first dividend to unsecured creditors of LBIE, which is expected to be paid before the end of the year, though the amount of that dividend has not yet been determined. Enterprise Master is valuing this claim at $8.6 million as of September 30, 2012. Of this amount, $6.9 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration. As discussed in Note 6a(4), the Company has an additional $1.0 million claim against LBIE as a result of certain cash and cash equivalent balances held at LBIE. LBIE claims consist of several components, valued as follows: (a) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement (“CRA”), (b) the trust assets that are not within the control of LBIE were valued at 73% with respect to US denominated Assets (which the Company believes to be held through Lehman Brothers, Inc. ("LBI")) and 73% with respect to foreign denominated Assets (which the Company does not believe are held through LBI) which represented the Company's estimate of potential recovery rates and (c) the remaining unsecured claims against LBIE were valued at 73%, which represented the Company's estimate of potential recovery rates with respect to this exposure using available market quotes. The Company believes that shortfalls with respect to trust assets that are not within LBIE's control will give rise to unsecured claims against LBIE. As a result, these claims were valued at 73%, as the Company believes the unsecured recovery rate may be higher than the recovery rate of the trust assets based on its current valuation methodology. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be significant.
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
In addition to Enterprise Master's claims against LBIE, LBI was a prime broker to Enterprise Master and Enterprise Master holds cash balances of $5.3 million at LBI. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the “SIPA Trustee”) as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on court filings by the SIPA Trustee, the total amount of customer claims exceeds the assets that are likely to be in the fund of customer property. There has been a recent announcement regarding an agreement in principle being reached between LBIE and LBI with respect to their claims against each other which should reduce the total amount of claims against the fund of customer property. This agreement in principle is non-binding and still subject to execution of a definitive agreement and approval of the bankruptcy court. In addition, while there has been an initial ruling with respect to the claims asserted by Barclays plc against LBI relating to an asset purchase agreement entered into by Barclays plc with LBIE near the time of the SIPC liquidation proceeding, there is still uncertainty regarding the ultimate resolution of these claims that could affect the amount of assets that are included in

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of the Company's customer claims, but taking into consideration the agreement in principle reached between LBIE and LBI and the reduction of the total amount of claims against LBI as contemplated by that agreement, management has estimated recovery with respect to the Company's exposure to LBI at 69% or $3.6 million as of September 30, 2012, which represents the present value of the mid point between what management believes are reasonable estimates of the low side and high side potential recovery rates with respect to the Company's exposure. The estimated recoverable amount by the Company may differ from the actual recoverable amount of the pending LBI claim, and the differences may be significant.(See Note 6a(4)).
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of September 30, 2012 and December 31, 2011, the Company assessed whether or not its Consolidated Funds had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of September 30, 2012 or December 31, 2011.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master as of September 30, 2012 and December 31, 2011:
Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
Bank debt	$66	$—
Common stock	2,353	2,173
Preferred stock	823	1,027
Private equity	294	276
Restricted stock	18	47
Rights	1,755	2,173
Trade claims	128	128
Warrants	3	3
	$5,440	$5,827
Derivative contracts, at fair value, owned by Enterprise Master, net

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
Currency forwards	$8	$53
	$8	$53

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Portfolio Funds, owned by Enterprise Master, at fair value

		As of September 30, 2012	As of December 31, 2011
	Strategy	Fair Value
		(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$32	$38
RCG Longview Equity Fund, LP*	Real Estate	14,326	14,460
RCG Longview II, LP*	Real Estate	1,280	1,592
RCG Longview Debt Fund IV, LP*	Real Estate	30,572	23,594
RCG Longview, LP*	Real Estate	293	271
RCG Soundview, LLC*	Real Estate	2,684	2,748
RCG Urban American Real Estate Fund, L.P.*	Real Estate	3,261	3,142
RCG International Sarl*	Multi-Strategy	864	870
Ramius Navigation Fund Ltd*	Multi-Strategy	—	1,106
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	79,599	97,144
Ramius Credit Opportunities Fund Ltd*	Distressed	—	121
RCG Endeavour, LLC*	Multi-Strategy	48	47
RCG Energy, LLC *	Energy	19,255	16,560
RCG Renergys, LLC*	Energy	1	2
Other Private Investments	Various	15,923	16,580
Real Estate Investments	Real Estate	13,670	15,795
		$181,808	$194,070

*	These Portfolio Funds are affiliates of the Company.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Portfolio Funds held by RTS Global 3X, at fair value, as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
Bond futures	$482	$(2)
Commodity options	—	181
Currency options	—	487
Commodity forwards	(650)	51
Commodity futures	1,087	756
Currency forwards	(65)	157
Currency futures	504	418
Energy futures	76	2
Equity future	(59)	—
Foreign currency option	—	358
Index options	(9)	80
Index futures	(1,837)	80
Interest rate futures	670	20
Interest rate options	—	(25)
	$199	$2,563
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2012 and December 31, 2011:
Operating Entities

	Assets at Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$95,038	$—	$—	$95,038
Common stocks	297,987	43	2,960	300,990
Convertible bonds	—	50,854	—	50,854
Corporate bonds	—	168,021	—	168,021
Futures	653	—	—	653
Currency forwards	—	418	—	418
Options	23,298	3,245	—	26,543
Warrants and rights	374	—	4,062	4,436
Mutual funds	2,890	—	—	2,890
Other investments
Portfolio Funds	—	26,794	20,493	47,287
Real estate investments	—	—	2,102	2,102
Lehman claim	—	—	761	761
	$420,240	$249,375	$30,378	$699,993

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Liabilities at Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$8	$—	$—	$8
Common stocks	195,911	—	—	195,911
Corporate bonds	—	61	—	61
Futures	101	—	—	101
Currency forwards	—	21	—	21
Options	14,725	—	—	14,725
	$210,745	$82	$—	$210,827

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$182,868	$—	$—	$182,868
Common stocks	248,598	713	1,069	250,380
Convertible bonds	—	18,130	—	18,130
Corporate bonds	—	231,864	—	231,864
Futures	172	—	—	172
Equity swaps	—	635	—	635
Options	55,530	169	—	55,699
Warrants and rights	1,225	—	1,534	2,759
Mutual funds	3,214	—	—	3,214
Other investments
Portfolio Funds	—	23,431	16,919	40,350
Real estate investments	—	—	2,353	2,353
Lehman claim	—	—	553	553
	$491,607	$274,942	$22,428	$788,977

	Liabilities at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$165,197	$—	$—	$165,197
Common stocks	123,875	2	—	123,877
Corporate bonds	—	1,529	—	1,529
Futures	617	—	—	617
Equity swaps—short exposure	—	140	—	140
Options	43,648	—	—	43,648
	$333,337	$1,671	$—	$335,008

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Consolidated Funds' investments

	Assets at Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$1,501	$—	$—	$1,501
Commercial paper	—	1,594	—	1,594
Other investments
Portfolio Funds	—	10,438	187,797	198,235
Lehman claims	—	—	6,860	6,860
	$1,501	$12,032	$194,657	$208,190

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$2,006	$—	$—	$2,006
Commercial paper	—	3,927	—	3,927
Corporate bonds	—	401	—	401
Other investments
Portfolio Funds	—	8,078	213,402	221,480
Lehman claims	—	—	7,340	7,340
	$2,006	$12,406	$220,742	$235,154

The following table includes a rollforward of the amounts for the three and nine months ended September 30, 2012 and 2011 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended September 30, 2012 and 2011
	Operating Entities								Consolidated Funds
	Common stocks	Common stocks, sold not yet purchased	Restricted Common Stock	Warrants and Rights	Warrants and Rights, sold not yet purchased	Portfolio Funds	Real estate	Lehman claim	Portfolio Funds	Lehman claim
	(dollars in thousands)
Balance at June 30, 2012	$959	$—	$—	$2,844	$3	$19,876	$2,079	$731	$209,507	$6,538
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—	—	—
Purchases/(covers)	2,000	—	—	341	—	320	—	—	—	—
(Sales)/short buys	—	—	—	—	—	(361)	—	—	(19,233)	—
Realized gains (losses)	—	—	—	—	(3)	(48)	—	—	182	—
Unrealized gains (losses)	1	—	—	877	—	706	23	30	(2,659)	322
Balance at September 30, 2012	$2,960	$—	$—	$4,062	$—	$20,493	$2,102	$761	$187,797	$6,860

Balance at June 30, 2011	$953	$—	$5,000	$3,534	$—	$17,744	$2,289	$501	$239,588	$7,320
Transfers in	—	—	—	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—	—	—	—
Purchases/(covers)	19	—	—	40	—	7,356	17	—	1	—
(Sales)/short buys	(135)	—	(4,857)	(36)	—	(11,648)	(1)	—	(16,320)	—
Realized gains (losses)	135	—	(143)	—	—	1	—	—	68	—
Unrealized gains (losses)	(160)	—	—	(2,184)	—	456	2	—	(4,181)	(125)
Balance at September 30, 2011	$812	$—	$—	$1,354	$—	$13,909	$2,307	$501	$219,156	$7,195

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Nine Months Ended September 30, 2012 and 2011
	Operating Entities										Consolidated Funds
	Common stocks	Common stocks, sold not yet purchased	Restricted Common Stock	Warrants and Rights		Warrants and Rights, sold not yet purchased		Portfolio Funds	Real estate	Lehman claim	Portfolio Funds		Lehman claim
	(dollars in thousands)
Balance at December 31, 2011	$1,069	$—	$—	$1,534		$—		$16,919	$2,353	$553	$213,402		$7,340
Transfers in	—	—	—	—		—		—	—	—	16,227	(a)	—
Transfers out	—	—	—	(88)	(b)	(1,004)	(c)	—	—	—	(17,151)	(a)	—
Purchases/(covers)	2,000	—	—	623		(306)		3,171	152	—	434		—
(Sales)/short buys	(6)	—	—	(65)		982		(1,175)	(501)	—	(24,259)		(2,291)
Realized gains (losses)	6	—	—	56		(38)		(41)	—	—	(1,510)		1,914
Unrealized gains (losses)	(109)	—	—	2,002		366		1,619	98	208	654		(103)
Balance at September 30, 2012	$2,960	$—	$—	$4,062		$—		$20,493	$2,102	$761	$187,797		$6,860

Balance at December 31, 2010	$334	$—	$5,000	$1,977		$—		$17,081	$1,882	$313	$311,242		$6,243
Transfers in	—	—	—	—		—		—	—	—	—		—
Transfers out	—	—	—	—		—		—	—	—	—		—
Purchases/(covers)	678	(978)	—	105		—		43,929	254	—	2		—
(Sales)/short buys	(544)	833	(4,857)	(84)		—		(48,377)	(6)	—	(97,244)		—
Realized gains (losses)	135	145	(143)	48		—		108	—	—	2,444		—
Unrealized gains (losses)	209	—	—	(692)		—		1,168	177	188	2,712		952
Balance at September 30, 2011	$812	$—	$—	$1,354		$—		$13,909	$2,307	$501	$219,156		$7,195
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
During the three and nine months ended September 30, 2012 and 2011, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of September 30, 2012 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2012	Valuation techniques	Unobservable Inputs	Range (weighted average)

Common stocks	$2,960	Discounted cash flows, market multiples, recent transactions, bid levels, and comparable transactions.	Market multiples, valuation metric weights, and DCF discount rate.	Valuation metric: 25%-100%. DCF discount rates: 15%-25%, Market multiples: 9x-10x
Warrants and rights	4,062	Model based	Volatility	Volatility: 20% to 40%
Real estate	275	Market approach, income approach, and replacement cost.	Capital rate, DCF discount rate, net operating income, and replacement cost assumptions.	Capital rate: 4.99% to 8.75%
Lehman claim	761	Discounted cash flows and market quotes.	Projected cash flows and DCF discount rate.	Timing of projected cash flow: 9 months. DCF discount rate: 15%
	$8,058
Other level 3 assets and liabilities (a)	216,977
Total level 3 assets and liabilities	$225,035

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
8. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of September 30, 2012 and December 31, 2011, receivable from brokers was $103.8 million and $62.0 million, respectively. Payable to brokers was $203.3 million and $213.4 million as of September 30, 2012 and December 31, 2011, respectively. The Company's receivables from and payable to brokers balances are concentrated with eight reputable financial institutions.
9. Goodwill
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
No impairment charges for goodwill were recognized during the three and nine months ended September 30, 2012.
10. Redeemable Non-Controlling Interests in Consolidated Subsidiaries
Redeemable non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$5,148	$6,472
Consolidated funds	82,863	98,115
	$88,011	$104,587

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$298	$1,147	$893	$3,087
Consolidated funds	(1,331)	(1,930)	(2,118)	(614)
	$(1,033)	$(783)	$(1,225)	$2,473
11. Share-Based Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock plus any approved additional shares in accordance with the Equity Plans. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. As of September 30, 2012, there were approximately 1.1 million shares available for future issuance under the Equity Plans. On January 1, 2012, 8.2 million shares were added to the shares available under the 2010 Equity and Incentive Plan to bring the total equal to 7.5% of the Company's outstanding shares of stock.
Under the 2010 Equity Plan, the Company awarded $16.5 million of deferred cash awards to its employees in February 2012. These awards vest over a period of five years and accrue interest at 0.75% per year. As of September 30, 2012, the Company had unrecognized compensation expense related to these awards of $13.2 million.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $5.7 million and $5.1 million for the three months ended September 30, 2012, and 2011, respectively, and $16.2 million and $15.6 million for the nine months ended September 30, 2012 and 2011, respectively. The income tax effect recognized for the Equity Plans was a benefit of $4.4 million and $2.8 million for the three months ended September 30, 2012 and 2011, respectively, and $9.0 million and $7.8 million for the nine months ended September 30, 2012 and 2011, respectively.
In relation to awards under the RCG Grants, the Company recognized expense of $1.3 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $4.4 million and $3.9 million for the nine months ended September 30, 2012 and 2011, respectively. The income tax effect recognized for the RCG Grants was a benefit of $0.5 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $1.7 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.
Stock Options
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2012:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2011	866,428	$12.95	2.53	$—
Options granted	—	—	—	—
Options acquired	—	—	—	—
Options expired	(92,665)	16.00	—	—
Balance outstanding at September 30, 2012	773,763	$12.58	1.90	—
Options exercisable at September 30, 2012	623,760	$14.66	1.19	$—

(1)	Based on the Company's closing stock price of $2.71 on September 30, 2012 and $2.59 on December 31, 2011.
As of September 30, 2012, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2012:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2011	7,517,682	$5.57
Granted	8,381,939	2.82
Vested	(4,337,252)	3.95
Cancelled	—	—
Forfeited	(778,541)	3.52
Balance outstanding at September 30, 2012	10,783,828	$4.23

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of September 30, 2012, there was $27.9 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.56 years.
RCG Grants
The following table summarizes the Company's RCG Grants activity for the nine months ended September 30, 2012:

	Nonvested RCG Grants		Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2011	1,298,213		$7.30
Granted	—		—
Vested	—		—
Forfeited	(13,613)	*	7.30
Balance outstanding at September 30, 2012	1,284,600		$7.30
* Forfeitures of non vested RCG Grants are reallocated to other members within RCG Holdings, LLC.
The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the 2009 transactions between Ramius and Cowen.
As of September 30, 2012, there was $0.5 million of unrecognized compensation expense related to the Company's RCG Grants. Unrecognized compensation expense related to RCG Grants is expected to be recognized over a weighted-average period of 0.08 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 257,004 restricted stock units awarded, which were immediately vested and expensed upon grant, during the nine months ended September 30, 2012. Vested awards of 108,237 were delivered during the nine months ended September 30, 2012. No awards were awarded or vested during the three months ended September 30, 2012. As of September 30, 2012 there were 336,895 restricted stock units outstanding.
12. Defined Benefit Plans
The following amounts relate to the above plans in aggregate for the three and nine months ended September 30, 2012, and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—	$—	$—
Interest cost	53	60	159	198
Expected return on plan assets	(60)	(71)	(176)	(207)
Amortization of (loss) / gain	—	—	—	—
Amortization of prior service cost	5	5	15	15
Effect of settlement	(17)	1	(20)	(30)
Net periodic benefit cost	$(19)	$(5)	$(22)	$(24)
13. Income Taxes
The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of the Company as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

filings have to be submitted on a stand-alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries are United Kingdom, Germany, Luxembourg, Gibraltar, Japan, Hong Kong, and China.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company's effective income tax rate was (3.26)% and 40.87% for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, the unusual or infrequent item whose tax impact was recorded discretely was primarily related to the tax provisions of the Company's foreign subsidiaries.
For the nine months ended September 30, 2012, the effective tax rate differs from the statutory rate of 35% primarily due to an increase in the Company's valuation allowance, stock compensation and other nondeductible expenses.
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
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2012 the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
The Company is subject to examination by the United States Internal Revenue Service (IRS), the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. In 2011, the Company concluded the IRS audit for the tax years 2006 through 2009 with no proposed changes by the IRS.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but repatriates the current earnings of its foreign subsidiaries to the United States to the extent such repatriation is permissible under local regulatory rules. The undistributed earnings of the Company's foreign subsidiaries totaled $3.5 million as of September 30, 2012. The tax liability that would arise if these earnings were remitted to the United States is approximately $0.2 million.
14. Commitments and Contingencies
Lease Obligations
The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $3.6 million and $3.6 million, for the three months ended September 30, 2012 and 2011, respectively, and was $11.0 million and $10.5 million for the nine months ended September 30, 2012 and 2011, respectively.
The liability relating to future rent payments and other monthly amounts associated with vacating the remaining portion of the Company's leased premises, located at 1221 Avenue of Americas, was $3.3 million and $5.7 million as of September 30, 2012 and December 31, 2011, respectively.
As of September 30, 2012, future minimum annual lease and service payments for the Company were as follows:

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2012	$825	$2,445	$4,503
2013	3,301	10,920	17,560
2014	1,548	7,935	15,396
2015	1,051	2,030	12,310
2016	194	194	11,421
Thereafter	—	—	53,607
	$6,919	$23,524	$114,797

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 15 for further information on capital lease minimum payments.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.3 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $1.0 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.
The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances. As of September 30, 2012, the clawback obligations were $6.2 million. (See Note 20).
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of September 30, 2012, the Company had unfunded commitments of $6.4 million pertaining to capital commitments in two real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the Healthcare Royalty Partners funds and also as a member of Healthcare Royalty Partners General Partner, has committed to invest $42.2 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the Healthcare Royalty Partners funds along with the other limited partners. Through September 30, 2012, the Company has funded $26.3 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of September 30, 2012, the Company's unfunded commitment to Starboard Value and Opportunity Fund LP is $2.9 million.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
15. Short-Term Borrowings and Other Debt
As of September 30, 2012 and December 31, 2011, short term borrowings and other debt of the Company were as follows:

	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)
Notes payable	$246	$370
Capital lease obligations	4,270	5,280
	$4,516	$5,650
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of September 30, 2012, the remaining balance on these capital leases was $4.3 million. Interest expense for the three months ended September 30, 2012 and 2011 was $0.1 million and $0.1 million, respectively, and was $0.1 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively.
As of September 30, 2012, the Company has four irrevocable letters of credit, for which there is cash collateral pledged, including (i) $82,000, which expires on May 12, 2013, supporting the Company's San Francisco office, (ii) $1.2 million which expires on September 3, 2013, supporting the Company's lease of additional office space in New York, (iii) $6.7 million, which

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

expires December 12, 2012, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit and (iv) $1.0 million which expires February 22, 2013, supporting the lease of additional office space in New York.
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2012 and December 31, 2011, there were no amounts due related to these letters of credit.
Annual scheduled maturities of debt and minimum lease payments for capital lease obligation and short term borrowings and other debt outstanding as of September 30, 2012, are as follows:

	Capital Lease Obligation	Short Term Borrowings
	(dollars in thousands)
2012	$386	$46
2013	1,541	183
2014	1,402	46
2015	1,051	—
2016	194	—
Thereafter	—	—
Subtotal	4,574	275
Less: Amount representing interest (a)	(304)	(29)
Total	$4,270	$246

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.
16. Treasury stock
Treasury stock of $27.8 million as of September 30, 2012, compared to $16.9 million as of December 31, 2011, resulted from $2.7 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan and $8.2 million purchased in connection with a share repurchase program. In August 2012, the Company's Board of Directors approved a $15.0 million increase in the Company's share repurchase program that authorizes the Company to purchase the Company's Class A common shares. The total amount authorized as of September 30, 2012 is $35.0 million.
The following represents the activity relating to the treasury stock held by the Company during the nine months ended September 30, 2012:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2011	5,346,003	$16,902	$3.16
Shares purchased for minimum tax withholding under the Equity Plan	1,062,296	2,652	2.50
Purchase of treasury stock	3,211,852	8,252	2.57
Balance outstanding at September 30, 2012	9,620,151	$27,806	$2.89
17. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income attributable to the Company's stockholders by the weighted average number of common shares outstanding for the period. As of September 30, 2012, there were 113,962,889 shares outstanding, of which 420,276 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 336,895 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options and unvested restricted shares were not included in the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2012 as their inclusion would have been anti-dilutive.
The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
Net income (loss) from continuing operations	(11,618)	(43,930)	(15,761)	(20,553)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(1,033)	(783)	(1,225)	2,473
Net income (loss) from continuing operations less Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(10,585)	(43,147)	(14,536)	(23,026)

Net income (loss) from discontinued operations, net of tax	—	(5,087)	—	(5,087)

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	114,989	115,664	114,587	89,118
Stock options	—	—	—	—
Restricted stock	—	—	—	—
Weighted average shares used in diluted computation	114,989	115,664	114,587	89,118
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.09)	$(0.37)	$(0.13)	$(0.26)
Income (loss) from discontinued operations	—	(0.04)	—	(0.06)
Diluted
Income (loss) from continuing operations	$(0.09)	$(0.37)	$(0.13)	$(0.26)
Income (loss) from discontinued operations	—	(0.04)	—	(0.06)
18. Segment Reporting
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction, (iii) excludes certain other acquisition-related and/or reorganization expenses (including the discontinued operations of LaBranche) and (iv) excludes the bargain purchase gain which resulted from the LaBranche acquisition (See Note 2). In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the Value and Opportunity business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
As further stated below, one major difference between Economic Income (Loss) and US GAAP net income (loss) is that Economic Income (Loss) presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. Consolidation of these funds results in including in income the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to redeemable non-

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

controlling interest in consolidated subsidiaries in the condensed consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the alternative investment segment, as ultimately, this income or loss is not income or loss for the alternative investment segment itself. Included in Economic Income (Loss) is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.
The following tables set forth operating results for the Company's alternative investment and broker dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

	Three Months Ended September 30, 2012
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$18,666	$18,666	$—	$—		$18,666
Brokerage	—	22,701	22,701	—	—		22,701
Management fees	13,426	—	13,426	(362)	(4,198)	(a)	8,866
Incentive income	1,699	—	1,699	—	(283)	(a)	1,416
Investment Income	6,864	2,288	9,152	—	(9,152)	(c)	—
Interest and dividends	—	—	—	—	3,605	(c)	3,605
Reimbursement from affiliates	—	—	—	(97)	1,467	(b)	1,370
Other revenue	168	213	381	—	320	(c)	701
Consolidated Funds revenues	—	—	—	273	—		273
Total revenues	22,157	43,868	66,025	(186)	(8,241)		57,598
Expenses
Employee compensation and benefits	11,759	34,490	46,249	—	1,073		47,322
Interest and dividends	93	38	131	—	1,826	(c)	1,957
Non-compensation expenses—Fixed	8,564	15,452	24,016	—	(24,016)	(c)(d)	—
Non-compensation expenses—Variable	1,433	4,287	5,720	—	(5,720)	(c)(d)	—
Non-compensation expenses	—	—	—	—	29,445	(c)(d)	29,445
Reimbursement from affiliates	(1,467)	—	(1,467)	—	1,467	(b)	—
Consolidated Funds expenses	—	—	—	330	—		330
Total expenses	20,382	54,267	74,649	330	4,075		79,054
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	12,510	(c)	12,510
Consolidated Funds net gains (losses)	—	—	—	(815)	(1,694)		(2,509)
Total other income (loss)	—	—	—	(815)	10,816		10,001
Income (loss) before income taxes and non-controlling interests	1,775	(10,399)	(8,624)	(1,331)	(1,500)		(11,455)
Income taxes expense / (benefit)	—	—	—	—	163	(b)	163
Economic Income (Loss) / Net income (loss) before non-controlling interests	1,775	(10,399)	(8,624)	(1,331)	(1,663)		(11,618)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(301)	—	(301)	1,331	3		1,033
Economic Income (Loss) / Net income (loss) attributable to Cowen Group, Inc. stockholders	$1,474	$(10,399)	$(8,925)	$—	$(1,660)		$(10,585)
(1) For the three months ended September 30, 2012 the Company has reflected $2.3 million of investment income and related compensation expense of $0.8 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three Months Ended September 30, 2011
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$10,816	$10,816	$—	$—		$10,816
Brokerage	306	25,364	25,670	—	—		25,670
Management fees	18,476	—	18,476	(428)	(3,270)	(a)	14,778
Incentive income	(643)	—	(643)	—	(1,180)	(a)	(1,823)
Investment Income	(13,795)	(3,233)	(17,028)	—	17,028	(c)	—
Interest and dividends	—	—	—	—	10,930	(c)	10,930
Reimbursement from affiliates	—	—	—	(49)	1,027	(b)	978
Other revenue	41	(128)	(87)	—	396	(c)	309
Consolidated Funds revenues	—	—	—	301	—		301
Total revenues	4,385	32,819	37,204	(176)	24,931		61,959
Expenses
Employee compensation and benefits	10,724	31,474	42,198	—	1,453		43,651
Interest and dividends	52	130	182	—	1,722	(c)	1,904
Non-compensation expenses—Fixed	7,445	18,367	25,812	—	(25,812)	(c)(d)	—
Non-compensation expenses—Variable	4,315	5,610	9,925	—	(9,925)	(c)(d)	—
Non-compensation expenses	—	—	—	—	34,340	(c)(d)	34,340
Reimbursement from affiliates	(1,028)	—	(1,028)	—	1,028	(b)	—
Consolidated Funds expenses	—	—	—	1,135	—		1,135
Total expenses	21,508	55,581	77,089	1,135	2,806		81,030
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	(21,989)	(c)	(21,989)
Consolidated Funds net gains (losses)	—	—	—	(619)	(2,179)		(2,798)
Total other income (loss)	—	—	—	(619)	(24,168)		(24,787)
Income (loss) before income taxes and non-controlling interests	(17,123)	(22,762)	(39,885)	(1,930)	(2,043)		(43,858)
Income taxes expense / (benefit)	—	—	—	—	72	(b)	72
Economic Income (Loss) / Net income (loss) before non-controlling interests	(17,123)	(22,762)	(39,885)	(1,930)	(2,115)		(43,930)
Net income (loss) from discontinued operations, net of tax	—	—	—	—	(5,087)	(f)	(5,087)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(810)	—	(810)	1,930	(337)		783
Economic Income (Loss) / Net income (loss) attributable to Cowen Group, Inc. stockholders	$(17,933)	$(22,762)	$(40,695)	$—	$(7,539)		$(48,234)

(1) For the three months ended September 30, 2011, the Company has reflected an adjustment of $5.1 million of investment income and related compensation expense of $1.7 million out of the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Nine Months Ended September 30, 2012
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$50,550	$50,550	$—	$—		$50,550
Brokerage	—	71,282	71,282	—	—		71,282
Management fees	42,032	—	42,032	(1,150)	(12,367)	(a)	28,515
Incentive income	8,303	—	8,303	—	(5,616)	(a)	2,687
Investment Income	30,361	8,182	38,543	—	(38,543)	(c)	—
Interest and dividends	—	—	—	—	14,845	(c)	14,845
Reimbursement from affiliates	—	—	—	(222)	4,018	(b)	3,796
Other revenue	508	186	694	—	1,704	(c)	2,398
Consolidated Funds revenues	—	—	—	474	—		474
Total revenues	81,204	130,200	211,404	(898)	(35,959)		174,547
Expenses
Employee compensation and benefits	42,705	91,098	133,803	—	3,299		137,102
Interest and dividends	123	155	278	—	6,610	(c)	6,888
Non-compensation expenses—Fixed	24,093	45,655	69,748	—	(69,748)	(c)(d)	—
Non-compensation expenses—Variable	3,881	15,852	19,733	—	(19,733)	(c)(d)	—
Non-compensation expenses	—	—	—	—	87,889	(c)(d)	87,889
Reimbursement from affiliates	(4,018)	—	(4,018)	—	4,018	(b)	—
Consolidated Funds expenses	—	—	—	1,339	—		1,339
Total expenses	66,784	152,760	219,544	1,339	12,335		233,218
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	41,969	(c)	41,969
Consolidated Funds net gains (losses)	—	—	—	119	1,318		1,437
Total other income (loss)	—	—	—	119	43,287		43,406
Income (loss) before income taxes and non-controlling interests	14,420	(22,560)	(8,140)	(2,118)	(5,007)		(15,265)
Income taxes expense / (benefit)	—	—	—	—	496	(b)	496
Economic Income (Loss) / Net income (loss) before non-controlling interests	14,420	(22,560)	(8,140)	(2,118)	(5,503)		(15,761)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(900)	—	(900)	2,118	7		1,225
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$13,520	$(22,560)	$(9,040)	$—	$(5,496)		$(14,536)

(1) For the nine months ended September 30, 2012, the Company has reflected $8.2 million of investment income and related compensation expense of $2.7 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Nine Months Ended September 30, 2011
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$39,841	$39,841	$—	$—		$39,841
Brokerage	380	77,488	77,868	—	—		77,868
Management fees	48,062	—	48,062	(1,407)	(8,856)	(a)	37,799
Incentive income	10,217	—	10,217	—	(6,984)	(a)	3,233
Investment Income	20,027	2,854	22,881	—	(22,881)	(c)	—
Interest and dividends	—	—	—	—	21,330	(c)	21,330
Reimbursement from affiliates	—	—	—	(217)	3,185	(b)	2,968
Other revenue	1,015	(529)	486	—	744	(c)	1,230
Consolidated Funds revenues	—	—	—	614	—		614
Total revenues	79,701	119,654	199,355	(1,010)	(13,462)		184,883
Expenses
Employee compensation and benefits	41,595	85,707	127,302	—	5,011		132,313
Interest and dividends	157	460	617	—	7,010	(c)	7,627
Non-compensation expenses—Fixed	23,163	50,512	73,675	—	(73,675)	(c)(d)	—
Non-compensation expenses—Variable	13,002	18,377	31,379	—	(31,379)	(c)(d)	—
Non-compensation expenses	—	—	—	—	101,911	(c)(d)	101,911
Reimbursement from affiliates	(3,186)	—	(3,186)	—	3,186	(b)	—
Consolidated Funds expenses	—	—	—	2,635	—		2,635
Total expenses	74,731	155,056	229,787	2,635	12,064		244,486
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	(4,631)	(c)	(4,631)
Bargain purchase gain	—	—	—	—	22,244	(e)	22,244
Consolidated Funds net gains (losses)	—	—	—	3,031	686		3,717
Total other income (loss)	—	—	—	3,031	18,299		21,330
Income (loss) before income taxes and non-controlling interests	4,970	(35,402)	(30,432)	(614)	(7,227)		(38,273)
Income taxes expense / (benefit)	—	—	—	—	(17,720)	(b)	(17,720)
Economic Income (Loss) / Net income (loss) before non-controlling interests	4,970	(35,402)	(30,432)	(614)	10,493		(20,553)
Net income (loss) from discontinued operations, net of tax	—	—	—	—	(5,087)	(f)	(5,087)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(2,750)	—	(2,750)	614	(337)		(2,473)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$2,220	$(35,402)	$(33,182)	$—	$5,069		$(28,113)

(1) For the nine months ended September 30, 2011, the Company has reflected $1.3 million of investment income and related compensation expense of $0.2 million within the broker-dealer segment in proportion to its capital.

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
(f)    Economic Income (Loss) excludes discontinued operations.
For the three and nine months ended September 30, 2012 and 2011, there was no one fund or other customer which represented more than 10% of the Company's total revenues. Primarily all of the revenues earned by the alternative investment segment were from related parties for the three and nine months ended September 30, 2012 and 2011. There were no revenues earned from related parties by the broker dealer segment in the three and nine months ended September 30, 2012 and 2011.
19. Regulatory Requirements
As registered broker‑dealers, Cowen and Company, Cowen Capital LLC (formerly known as LaBranche Capital, LLC) and ATM USA are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the basic method permitted by the Rule, Cowen Capital LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 6.667% of aggregate indebtedness. ATM USA is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 6.667% of aggregate indebtedness. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2012, Cowen and Company had total net capital of approximately $31.1 million, which was approximately $30.1 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2012, Cowen Capital, LLC had total net capital of approximately $3.1 million, which was approximately $2.1 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2012, ATM USA had total net capital of approximately $0.6 million, which was approximately $0.5 million in excess of its minimum net capital requirement of $0.1 million.
Cowen and Company, Cowen Capital LLC and ATM USA are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and Cowen Capital LLC and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company and Cowen Capital LLC, if applicable.
Ramius UK Ltd. (“Ramius UK”) and Cowen International Limited (“CIL”) are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FSA. As of September 30, 2012, Ramius UK's Financial Resources of $0.6 million exceeded its minimum requirement of $0.2 million by $0.4 million. As of September 30, 2012, CIL's Financial Resources of $4.5 million exceeded its minimum requirement of $2.3 million by $2.2 million.
Cowen and Company (Asia) Limited (“CCAL”) (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of September 30, 2012, CCAL's Financial Resources of $0.7 million exceeded the minimum requirement of $0.4 million by $0.3 million.
20. Related Party Transactions
The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, Healthcare Royalty Management, LLC, and the Healthcare Royalty Partners funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of September 30, 2012 and December 31, 2011, $10.7 million and $14.9 million, respectively, included in fees receivable are earned from related parties.
The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended September 30, 2012, the Company reimbursed the funds that it manages $0.2 million, For the three months ended September 30, 2011, the Company reversed the previously recorded reimbursed fees of $0.2 million. For the nine months ended September 30, 2012 and 2011, the Company reimbursed the funds that it manages $1.2 million and $1.1 million, respectively, which were recorded net in management fees and incentive income in the condensed consolidated statements of operations. As of September 30, 2012 and December 31, 2011, related amounts still payable were $1.4 million and $3.4 million, respectively, and were reflected in fees payable in the condensed consolidated statements of financial condition.
As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the condensed consolidated statements of financial condition. The remaining balance yet to be paid was $0.4 million and $1.0 million as of September 30, 2012 and December 31, 2011, respectively. Of such amounts outstanding as of September 30, 2012, $0.2 million will be paid in 2012.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the condensed consolidated statements of financial condition. As of September 30, 2012 and December 31, 2011, loans to employees of $5.5 million and $5.3 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. For the three and nine months ended September 30, 2012 and 2011 the interest income was insignificant for these loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 6), whereby the Company can loan up to $3.0 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly) with a maturity of March 30, 2014. As of September 30, 2012, $1.5 million is included in due from related parties in the condensed consolidated statement of financial condition. For the three and nine months ended September 30, 2012, interest charged for this loan was not significant.
Included in due to related parties is approximately $0.2 million and $0.3 million as of September 30, 2012 and December 31, 2011, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
21. Guarantees and Off-Balance Sheet Arrangements
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of September 30, 2012 and December 31, 2011. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. The Company is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
22. Subsequent Events
During the third quarter of 2012 the Company entered into a definitive agreement to acquire KDC Securities, LP (“KDC”), a securities lending business. KDC is the broker-dealer subsidiary of Kellner Capital, LLC, an alternative investment manager. The transaction closed on November 1, 2012. The Company is in the process of finalizing the initial accounting under the acquisition method of accounting in accordance with US GAAP. In the aggregate, the purchase price, net assets acquired and liabilities assumed were not significant and the near term impact to the Company and its condensed consolidated results of operations and cash flows are not expected to be significant.
As of November 1, 2012, the Company no longer offers cash management services.
The Company has evaluated events through November 8, 2012 which is the date the condensed consolidated financial statements were available to be issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

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
Our alternative investment business had approximately $10.4 billion of assets under management as of October 1, 2012. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, funds of funds, real estate, healthcare royalty funds, cash management services and mortgage advisory services. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.
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
Certain Factors Impacting Our Business
Our alternative investment business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A (“UniCredit S.p.A”), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a modification agreement, to extend the time period pursuant to which the Company was required to return the bulk of its assets in our funds by the end of 2010. The Company returned a significant portion of the assets during 2010 and as of September 30, 2012, including redemptions effective on October 1, 2012, we have returned approximately $549 million to affiliates of UniCredit S.p.A with a remaining investment balance of approximately $148 million invested in our investment vehicles, including a fund of funds managed account.

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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of October 1, 2012, we had investments of approximately $114.0 million, $193.4 million and

$21.1 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP (“COIL”) and Ramius Optimum Investments LLC (“ROIL”), respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and ROIL are wholly owned entities managed by Ramius that the Company uses solely for the firm's invested capital.
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
Recent Developments
During the third quarter of 2012 the Company entered into a definitive agreement to acquire KDC Securities, LP (“KDC”), a securities lending business. KDC is the broker-dealer subsidiary of Kellner Capital, LLC, an alternative investment manager. The transaction closed on November 1, 2012.
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
Acquisition
The June 2011 acquisition of Labranche was accounted for under the acquisition method of accounting in accordance with US GAAP. In this case, the acquisition was accounted for as an acquisition by Cowen of LaBranche. As such, results of operations for LaBranche are included in the accompanying condensed statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their estimated fair values. During the fourth quarter of 2011, the Company decided to discontinue the market making business operated by the subsidiaries acquired through the LaBranche acquisition, as a result of the subsidiaries not meeting the Company's expectations as to their results of operations and were not generating positive cash flows. In accordance with US GAAP, the Company reclassified and reported the results of operations related to these subsidiaries in discontinued operations for the three and nine months ended September 30, 2011.
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

•	Interest and Dividends. Interest and dividend expense relates primarily to trading activity with respect to the Company's investments.

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
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2012, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
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
As of October 1, 2012, the Company had assets under management of $10.4 billion, a 9.8% decrease as compared to assets under management of $11.5 billion as of July 1, 2012. The $1.1 billion decrease in assets under management during the three months ended September 30, 2012 resulted from $1.2 billion in net redemptions (of which $1.1 billion related to cash management) partially offset by a $88.3 million performance-related increase in assets under management.
The following table is a breakout of total assets under management by platform as of October 1, 2012:

Platform	Total Assets under Management *				Primary Strategies
	October 1, 2012		July 1, 2012
	(dollars in millions)
Hedge Funds (a)	$2,157	(b)	$2,133	(b)	Multi-Strategy
					Single Strategy

Alternative Solutions (c)	2,365		2,209		Multi-Strategy
					Single Strategy
					Customized Solutions
					Hedging Strategies

	97		253		Advisory

Ramius Trading Strategies (d)	174		186		Commodity Trading Advisory

Real Estate (a)	1,628	(g)	1,628	(g)	Debt
					Equity

Healthcare Royalty Partners (e)	1,473	(g)	1,473	(g)	Royalty Interests

Other (f)	2,483		3,622		Cash Management
					Mortgage Advisory
Total	$10,377		$11,504
* Excludes cross investments from other Ramius platforms.

(a)
The Company owns between 30% and 55% of the general partners of the real estate business and of the activist business (one of the single strategy hedge funds). We do not possess unilateral control over any of these general partners.

(b)	This amount includes the Company's invested capital of approximately $114.0 million and $127.2 million as of October 1, 2012 and July 1, 2012, respectively.

(c)	This amount includes the Company's invested capital of approximately $3.6 million as of October 1, 2012 and July 1, 2012, respectively.

(d)
This amount includes three funds (RTS Global Fund, LP, RTS Global 3X Funds, LP and Ramius Trading Strategies Managed Futures Fund) and the Company's invested capital of approximately $22.3 million (which includes the notional amount of the Company's investment in RTS Global 3X Fund LP) as of October 1, 2012.

(e)	This amount includes the Company's invested capital of approximately $11.8 million and $11.2 million as of October 1, 2012 and July 1, 2012, respectively.

(f)
The Company's cash management services business provided clients with investment guidelines for managing cash and established investment programs for managing their cash in separately managed accounts.  Given the current focus of the Company's alternative investment management business and the areas where the Company believes it can achieve long term growth, as of November 1, 2012, the Company is no longer offering cash management services and is arranging for the transfer of the remaining assets related to such business to another asset manager.   The Company

continues to provide mortgage advisory services where the Company manages collateralized debt obligations held by investors.

(g)	This amount reflects committed capital.
The following table presents total assets under management by period:

	Nine Months Ended	Three Months Ended	Year ended December 31,
	October 1, 2012	October 1, 2012	2011	2010	2009
	(dollars in thousands)
Beginning Assets under Management	$10,265,493	$11,504,493	$9,276,278	$8,313,638	$9,765,230
Net Subscriptions (Redemptions)	(128,972)	(1,214,944)	1,147,447	812,555	(1,780,117)	(b)
Net Performance (a)	241,356	88,328	(76,552)	150,085	328,525
Ending Assets under Management	$10,377,877	$10,377,877	$10,347,173	$9,276,278	$8,313,638

(a)	Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(b)	Net redemptions for 2009 include $807 million of capital commitments to the Healthcare Royalty Partners funds that were part of Cowen Holdings prior to the 2009 transactions between Ramius and Cowen.
Fund Performance
Continuing this year's pattern of quarterly reversals in investor sentiment, the third quarter of 2012 saw market participants adopt a more positive view despite the prevailing macro issues. The pricing momentum in stocks and bonds seen on the final day of the second quarter--following the agreement reached at the Eurozone summit to pursue a banking union--carried over into the third quarter. While various country-specific Eurozone concerns, and questions on weaker growth in the U.S. and China were not resolved, investors took advantage of ample Central Bank liquidity and pursued risk assets. The advent of "QE3" in the U.S. further supported a positive view.
As one example, the Standard & Poor's 500 gained 6.35% following a second quarter loss and closed September with a 16.45% year to date gain. Despite the region's outstanding issues, the Euro Stoxx 50 Index gained 9.01% for the quarter, resulting in a 10.99% gain for the nine month period. Appetite for yield in the fixed income markets seemed insatiable. Investment grade companies sold $257 billion of bonds in the U.S. during the quarter, while junk issuers placed $94 billion of new debt. The combined figure represents an all-time high in corporate debt issuance for one quarter. Mutual fund inflows continue to be positive for bond funds at the expense of equity funds. The Dow Jones-UBS Commodity Index also appreciated during the period--up 9.66%--but has weakened since mid-September. The Index had gained 17.44% from June 6 (the date that Federal Reserve officials indicated they might take further action) through September 14.
Ramius investment vehicles had varying results during the third quarter of 2012, but in most instances performed as expected during a different environment than the previous three months. This includes funds in both the long/short corporate credit area as well as in small-cap equity activism. Both of these funds performed well, despite carrying short exposures (credit) and market hedges (activism) during a strong period for risk assets. The internally managed multi-strategy funds maintained their focus on capital preservation, while still executing an opportunistic strategy for the sale of certain assets in order to make distributions to investors. The more liquid mutual funds offering hedge fund and managed futures exposures, which are managed conservatively, did lag behind relevant industry indices as certain securities markets reversed direction along with trend changes in certain commodities and futures instruments. Significant Central Bank actions and policies continue to make macro analysis and positioning very challenging. Finally, as has been the general trend for some time, longer-dated debt investments in real estate showed additional gains. The primary real estate equity fund was off marginally for the quarter, but the sector remains in favor, with firm underlying valuations and the availability of capital.
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
As of September 30, 2012, the Company's invested capital amounted to a net value $420.3 million (supporting a long market value of $699.5 million), representing approximately 83% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of September 30, 2012. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of September 30, 2012 because they are included in various line items of the condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$276.2	55%
Merchant Banking	96.8	19%
Real Estate	47.3	9%
Total	420.3	83%
Stockholders' Equity	$504.0	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) of our alternative investment and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 18 to the Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011
Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Period to Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$18,666	$10,816	$7,850	73%
Brokerage	22,701	25,670	(2,969)	(12)%
Management fees	8,866	14,778	(5,912)	(40)%
Incentive income	1,416	(1,823)	3,239	(178)%
Interest and dividends	3,605	10,930	(7,325)	(67)%
Reimbursement from affiliates	1,370	978	392	40%
Other revenues	701	309	392	127%
Consolidated Funds revenues	273	301	(28)	(9)%
Total revenues	57,598	61,959	(4,361)	(7)%
Expenses
Employee compensation and benefits	47,322	43,651	3,671	8%
Interest and dividends	1,957	1,904	53	3%
General, administrative and other expenses	29,445	34,340	(4,895)	(14)%
Consolidated Funds expenses	330	1,135	(805)	(71)%
Total expenses	79,054	81,030	(1,976)	(2)%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	12,510	(21,989)	34,499	(157)%
Consolidated Funds net gains (losses)	(2,509)	(2,798)	289	(10)%
Total other income (loss)	10,001	(24,787)	34,788	(140)%
Income (loss) before income taxes	(11,455)	(43,858)	32,403	(74)%
Income taxes expense (benefit)	163	72	91	126%
Net income (loss) from continuing operations	(11,618)	(43,930)	32,312	(74)%
Net income (loss) from discontinued operations, net of tax	—	(5,087)	5,087	(100)%
Net income (loss)	(11,618)	(49,017)	37,399	(76)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(1,033)	(783)	(250)	32%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(10,585)	$(48,234)	$37,649	(78)%
Revenues
Investment Banking
Investment banking revenues increased $7.9 million to $18.7 million for the three months ended September 30, 2012 compared with $10.8 million in the prior year quarter. During the three months ended September 30, 2012, the Company completed 10 underwriting transactions, one private capital raising transaction, three debt capital market transactions and one strategic advisory transaction. During the three months ended September 30, 2011, the Company completed five underwriting transactions, two private capital raising transactions, three strategic advisory transactions, and two debt financing transactions.
Brokerage
Brokerage revenues decreased $3.0 million to $22.7 million for the three months ended September 30, 2012 compared with $25.7 million in the prior year quarter. This was primarily attributable to lower commission revenues due to a reduction in customer trading volumes and a lower per share average commission. This decrease was offset by an increase in fees earned related to the Company's acquisition of ATM. Customer trading volumes across the industry (according to Bloomberg) decreased 32% in the three months ended September 30, 2012 compared to the prior year quarter.
Management Fees
Management fees decreased $5.9 million to $8.9 million for the three months ended September 30, 2012 compared with $14.8 million in the prior year quarter. This was primarily attributable to our healthcare royalty funds, for which fees decreased in the current year due to an increase in committed capital in the prior year quarter that resulted in recognizing cumulative retrospective management fees.
Incentive Income
Incentive income increased $3.2 million to $1.4 million for the three months ended September 30, 2012, compared with a loss of $1.8 million in the prior year quarter. This was primarily a result of an increase in performance fees earned on our Global Credit fund.
Interest and Dividends
Interest and dividends decreased $7.3 million to $3.6 million for the three months ended September 30, 2012 compared with $10.9 million in the prior year quarter. This was primarily attributable to a decrease in the number of investments in interest bearing securities during 2012 as compared to 2011.
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.4 million to $1.4 million for the three months ended September 30, 2012 compared with $1.0 million in the prior year quarter.
Other Revenues
Other revenues increased $0.4 million to $0.7 million for the three months ended September 30, 2012 compared with $0.3 million in the prior year quarter.
Consolidated Funds Revenues
Consolidated Funds revenues remained flat at $0.3 million for the three months ended September 30, 2012 and the prior year quarter.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $3.6 million to $47.3 million for the three months ended September 30, 2012 compared with $43.7 million in the prior year quarter. This was primarily attributable to an increase in the amortization of deferred compensation, severance expense and investments in new professionals which was partially offset by lower variable compensation. The compensation to revenue ratio, based on total revenues only, was 82% for the three months ended September 30, 2012, compared with 70% in the prior year quarter. The increase in the compensation to revenue ratio resulted from a 8% increase in total compensation combined with a 7% decrease in total revenues. The compensation to revenue ratio, including other income (loss), was 70% for the three months ended September 30, 2012, compared with 117% in the prior year quarter. Average headcount for 2012 decreased by 7% from the prior year quarter.
Interest and Dividends
Interest and dividends expense increased $0.1 million to $2.0 million for the three months ended September 30, 2012 compared with $1.9 million in the prior year quarter. Interest and dividends expense relates to trading activity with respect to the Company's investments.
General, Administrative and Other Expenses
General, administrative and other expenses decreased $4.9 million to $29.4 million for the three months ended September 30, 2012 compared with $34.3 million in the prior year quarter. This was primarily due to professional fees incurred in the prior year quarter for employment agency fee expenses and a decrease in service fees related to cost cutting efforts made in 2011 to reduce excess services.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.8 million to $0.3 million for the three months ended September 30, 2012 compared with $1.1 million in the prior year quarter.
Other Income (Loss)
Other income (loss) increased $34.8 million to $10.0 million for the three months ended September 30, 2012 compared with a loss of $24.8 million in the prior year quarter. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including our activist, credit and event driven strategies. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.

Income Taxes
Income tax expense (benefit) increased $0.1 million to $0.2 million for the three months ended September 30, 2012 compared with an income tax benefit of $0.1 million in the prior year quarter. The Company's tax expense increased primarily because the Company's foreign subsidiaries recorded higher foreign taxes as a result of increased pre-tax income.
Net income (loss) from discontinued operations, net of tax
As a result of the LaBranche subsidiaries not meeting the Company's expectations as to their results of operations and not generating positive cash flows, the Company's management decided, during the fourth quarter of 2011, to exit the business operated by these subsidiaries. In accordance with US GAAP, the Company reclassified and reported the results of operations related to these subsidiaries in discontinued operations for the three and nine months ended September 30, 2011.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased by $0.3 million to a loss of $1.0 million for the three months ended September 30, 2012 compared with loss of $0.8 million in the prior year quarter. The period over period change was the result of an overall decrease in performance of the Consolidated Funds and therefore more allocations of losses to non-controlling interest holders.
Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011
Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011
Condensed Consolidated Statements of Operations
(unaudited)

	Nine Months Ended September 30,		Period to Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$50,550	$39,841	$10,709	27%
Brokerage	71,282	77,868	(6,586)	(8)%
Management fees	28,515	37,799	(9,284)	(25)%
Incentive income	2,687	3,233	(546)	(17)%
Interest and dividends	14,845	21,330	(6,485)	(30)%
Reimbursement from affiliates	3,796	2,968	828	28%
Other revenues	2,398	1,230	1,168	95%
Consolidated Funds revenues	474	614	(140)	(23)%
Total revenues	174,547	184,883	(10,336)	(6)%
Expenses
Employee compensation and benefits	137,102	132,313	4,789	4%
Interest and dividends	6,888	7,627	(739)	(10)%
General, administrative and other expenses	87,889	101,911	(14,022)	(14)%
Consolidated Funds expenses	1,339	2,635	(1,296)	(49)%
Total expenses	233,218	244,486	(11,268)	(5)%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	41,969	(4,631)	46,600	(1,006)%
Bargain purchase gain	—	22,244	(22,244)	NM
Consolidated Funds net gains (losses)	1,437	3,717	(2,280)	(61)%
Total other income (loss)	43,406	21,330	22,076	103%
Income (loss) before income taxes	(15,265)	(38,273)	23,008	(60)%
Income taxes expense (benefit)	496	(17,720)	18,216	(103)%
Net income (loss) from continuing operations	(15,761)	(20,553)	4,792	(23)%
Net income (loss) from discontinued operations, net of tax	—	(5,087)	5,087	(100)%
Net income (loss)	(15,761)	(25,640)	9,879	(39)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(1,225)	2,473	(3,698)	(150)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(14,536)	$(28,113)	$13,577	(48)%

Revenues
Investment Banking
Investment banking revenues increased $10.8 million to $50.6 million for the nine months ended September 30, 2012 compared with $39.8 million for the first nine months of 2011. During the nine months ended September 30, 2012, the Company completed 37 underwriting transactions, five private capital raising transactions, seven debt capital market transactions and three strategic advisory transactions. During the nine months ended September 30, 2011, the Company completed 25 underwriting transactions, five private capital raising transactions, seven strategic advisory transactions and three debt financing transactions.
Brokerage
Brokerage revenues decreased $6.6 million to $71.3 million for the nine months ended September 30, 2012 compared with $77.9 million for the first nine months of 2011. This was primarily attributable to lower commission revenues due to a reduction in customer trading volumes and a lower per share average commission. This decrease was offset by an increase in fees earned related to the Company's acquisition of ATM. Customer trading volumes across the industry (according to Bloomberg) decreased 24% in the nine months ended September 30, 2012 compared to the prior year period.
Management Fees
Management fees decreased $9.3 million to $28.5 million for the nine months ended September 30, 2012 compared with $37.8 million for the first nine months of 2011. This was primarily attributable to a) our healthcare royalty funds, for which fees decreased in the current year due to an increase in committed capital in the prior year that resulted in recognizing cumulative retrospective management fees and b) a reclassification of the management fees from the Value and Opportunity business, subsequent to the April 2011 restructuring, which is now recorded in other income (loss).  There was also an increase in management fees associated with our Global Credit fund.
Incentive Income
Incentive income decreased $0.5 million to $2.7 million for the nine months ended September 30, 2012, compared with $3.2 million for the first nine months of 2011. This was primarily a result of a reclassification of the performance fees from the Value and Opportunity business, subsequent to the April 2011 restructuring, which is now recorded in other income (loss). This was partially offset by an increase in performance fees earned on our Global Credit fund.
Interest and Dividends
Interest and dividends decreased $6.5 million to $14.8 million for the nine months ended September 30, 2012 compared with $21.3 million for the first nine months of 2011. This was primarily attributable to a decrease in the number of investments in interest bearing securities during 2012 as compared to 2011.
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.8 million to $3.8 million for the nine months ended September 30, 2012 compared with $3.0 million for the first nine months of 2011.
Other Revenues
Other revenues increased $1.2 million to $2.4 million for the nine months ended September 30, 2012 compared with $1.2 million for the first nine months of 2011.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.1 million to $0.5 million for the nine months ended September 30, 2012 compared with $0.6 million for the first nine months of 2011.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $4.8 million to $137.1 million for the nine months ended September 30, 2012 compared with $132.3 million for the first nine months of 2011. This was primarily attributable to an increase in the amortization of deferred compensation, severance expense and investments in new professionals which was partially offset by lower variable compensation. The compensation to revenue ratio, based on total revenues only, was 79% for the nine months ended September 30, 2012, compared with 72% for the first nine months of 2011. The increase in the compensation to revenue ratio resulted from a 4% increase in total compensation combined with a 6% decrease in total revenues. The compensation to revenue ratio, including other income (loss), was 63% for the nine months ended September 30, 2012, compared with 64% for the first nine months of 2011. Average headcount increased 1% for the nine months ended September 30, 2012 compared to the first nine months of 2011.
Interest and Dividends
Interest and dividends expense decreased $0.7 million to $6.9 million for the nine months ended September 30, 2012 compared with $7.6 million for the first nine months of 2011. Interest and dividends expense relates to trading activity with respect to the Company's investments and, in 2011, also related to the interest on our credit facility (which was fully repaid and terminated in June 2011).
General, Administrative and Other Expenses
General, administrative and other expenses decreased $14.0 million to $87.9 million for the nine months ended September 30, 2012 compared with $101.9 million for the first nine months of 2011. This was primarily due to:
•professional fees incurred in the prior year quarter for
◦syndication costs related to a capital raise by an alternative investment asset fund,
◦the LaBranche acquisition and Value and Opportunity business restructuring,
◦closing of acquisitions of Luxembourg reinsurance companies and
•a decrease in service fees related to cost cutting efforts made in 2011 to reduce excess services.
These cost savings were partially offset by an expense reversal, during the nine months ended September 30, 2011 of an accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds lead investor.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $1.3 million to $1.3 million for the nine months ended September 30, 2012 compared with $2.6 million for the first nine months of 2011.
Other Income (Loss)
Other income (loss) increased $22.1 million to $43.4 million for the nine months ended September 30, 2012 compared with $21.3 million for the first nine months of 2011. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including our activist, credit and event driven strategies and is partially offset by a $22.2 million bargain purchase gain, recorded during the nine months ended September 30, 2011, in relation to the acquisition with LaBranche. A decrease in the Consolidated Funds' performance was mainly related to the performance of Enterprise Master driven by a decrease in performance of its private investments. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense (benefit) decreased from a benefit of $18.2 million to an expense of $0.5 million for the nine months ended September 30, 2012 compared with an income tax benefit of $17.7 million for the first nine months of 2011. The Company's tax expense increased predominantly because a consolidated subsidiary of the Company, as part of a reinsurance service program, acquired a Luxembourg reinsurance company with deferred tax liabilities. Pursuant to an Advance Tax Agreement, a deferred tax benefit upon the acquisition of this reinsurance company during the nine months ended September 30, 2011 was recorded.
Net income (loss) from discontinued operations, net of tax
As a result of the LaBranche subsidiaries not meeting the Company's expectations as to their results of operations and not generating positive cash flows, the Company's management decided, during the fourth quarter of 2011, to exit the business operated by these subsidiaries. In accordance with US GAAP, the Company reclassified and reported the results of operations related to these subsidiaries in discontinued operations for the three and nine months ended September 30, 2011.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased by $3.7 million to a loss of $1.2 million for the nine months ended September 30, 2012 compared with income of $2.5 million for the first nine months of 2011. The period over period change was the result of an overall decrease in performance of the Consolidated Funds and therefore more allocations of losses to non-controlling interest holders.

Segment Analysis and Economic Income (Loss)
Segments
The Company conducts its operations through two segments: an alternative investment segment and a broker-dealer segment. The Company's alternative investment segment currently includes its hedge funds, replication products, managed futures funds, fund of funds, real estate, cash management services, and mortgage advisory services and other investment platforms businesses, as well as Healthcare Royalty Partners, which was a legacy Cowen Group operating business prior to the 2009 transactions between Ramius and Cowen. The Company's broker-dealer segment currently includes its investment banking, brokerage and equity research businesses. The condensed consolidated financial results of the Company for the three and nine months ended September 30, 2011 excludes LaBranche's operating results related to its ETF market-making business from the date of acquisition since these results are determined to be discontinued operations and excluded from economic income.
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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 18 to the Company's condensed consolidated financial statements included in this 10-Q.
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction, (iii) excludes certain other acquisition-related and/or reorganization expenses (including the discontinued operations of LaBranche) and (iv) excludes the bargain purchase gain which resulted from the LaBranche acquisition. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the Value and Opportunity business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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
Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011
For the three months ended September 30, 2012 and 2011, the Company's alternative investment segment includes hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate, healthcare royalty funds, cash management and mortgage advisory services, Healthcare Royalty Partners's operating results and other investment platforms operating results.
For the three months ended September 30, 2012 and 2011, the Company's broker-dealer segment includes investment banking, research and brokerage businesses' operating results.

	Three Months Ended September 30,
	2012			2011			Total Period-to-Period
	Alternative Investment		Total 2012	Alternative Investment		Total 2011
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$18,666	$18,666	$—	$10,816	$10,816	$7,850	73%
Brokerage	—	22,701	22,701	306	25,364	25,670	(2,969)	(12)%
Management fees	13,426	—	13,426	18,476	—	18,476	(5,050)	(27)%
Incentive income (loss)	1,699	—	1,699	(643)	—	(643)	2,342	(364)%
Investment income (loss)	6,864	2,288	9,152	(13,795)	(3,233)	(17,028)	26,180	(154)%
Other revenues	168	213	381	41	(128)	(87)	468	(538)%
Total economic income revenues	22,157	43,868	66,025	4,385	32,819	37,204	28,821	77%
Economic Income Expenses
Compensation and benefits	11,759	34,490	46,249	10,724	31,474	42,198	4,051	10%
Non-compensation expenses—Fixed	8,657	15,490	24,147	7,497	18,497	25,994	(1,847)	(7)%
Non-compensation expenses—Variable	1,433	4,287	5,720	4,315	5,610	9,925	(4,205)	(42)%
Reimbursement from affiliates	(1,467)	—	(1,467)	(1,028)	—	(1,028)	(439)	43%
Total economic income expenses	20,382	54,267	74,649	21,508	55,581	77,089	(2,440)	(3)%
Net economic income (loss) (before non-controlling interest)	1,775	(10,399)	(8,624)	(17,123)	(22,762)	(39,885)	31,261	(78)%
Non-controlling interest	(301)	—	(301)	(810)	—	(810)	509	(63)%
Economic income (loss)	$1,474	$(10,399)	$(8,925)	$(17,933)	$(22,762)	$(40,695)	$31,770	(78)%
(a) For the three months ended September 30, 2012 and 2011, the Company has reflected $2.3 million and ($5.1) million of investment income, respectively, and related compensation expense of $0.8 million and ($1.7) million, respectively, within the broker-dealer segment in proportion to its capital.

Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $66.0 million for the three months ended September 30, 2012, an increase of $28.8 million compared to Economic Income (Loss) revenues of $37.2 million in the prior year quarter. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $22.2 million for the three months ended September 30, 2012, an increase of $17.8 million compared to Economic Income (Loss) of $4.4 million in the prior year quarter.
Management Fees.    Management fees for the segment decreased $5.1 million to $13.4 million for the three months ended September 30, 2012 compared with $18.5 million in the prior year quarter. There was a decline in management fees attributable to our healthcare royalty funds, for which fees decreased in the current period due to an increase in committed capital, in the prior period, that resulted in recognizing cumulative retrospective management fees.  This decrease was partially offset by an increase in management fees relating to our hedge fund products, specifically our Value and Opportunity funds (even after giving effect to the restructuring of the Value and Opportunity business in the second quarter of 2011).
Incentive Income (Loss).    Incentive income for the segment increased $2.3 million to $1.7 million for the three months ended September 30, 2012 compared with a loss of $0.6 million in the prior year quarter. This increase was primarily a result of an increase in performance fees earned on our Global Credit fund, partially offset by a decrease in performance fees earned on our real estate funds.
Investment Income (Loss).    Investment income for the segment increased $20.7 million to $6.9 million for the three months ended September 30, 2012, compared with an loss of $13.8 million in the prior year quarter. The increase was primarily related to an increase in performance of the Company's own invested capital driven by increases in performance in certain investment strategies including our activist, credit and event driven strategies.
Other Revenues.    Other revenues for the segment increased $0.1 million to $0.2 million for the three months ended September 30, 2012, compared with income of $0.1 million in the prior year quarter.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $43.9 million for the three months ended September 30, 2012, an increase of $11.0 million compared with Economic Income (Loss) revenues of $32.8 million in the prior year quarter.
Investment Banking.    Investment banking revenues increased $7.9 million to $18.7 million for the three months ended September 30, 2012 compared with $10.8 million in the prior year quarter. During the three months ended September 30, 2012, the Company completed 10 underwriting transactions, one private capital raising transaction, three debt capital market transactions and one strategic advisory transaction. During the three months ended September 30, 2011, the Company completed five underwriting transactions, two private capital raising transactions, three strategic advisory transactions, and two debt financing transactions.
Brokerage.    Brokerage revenues decreased $2.7 million to $22.7 million for the three months ended September 30, 2012, compared with $25.4 million in the prior year quarter. This was primarily attributable to lower commission revenues due to a reduction in customer trading volumes and a lower per share average commission. This decrease was offset by an increase in fees earned related to the Company's acquisition of ATM. Customer trading volumes across the industry (according to Bloomberg) decreased 32% in the three months ended September 30, 2012 compared to the prior year quarter.
Investment Income (Loss).    Investment income for the segment increased $5.5 million to $2.3 million for the three months ended September 30, 2012, compared with a loss of $3.2 million in the prior year quarter. This was primarily a result of an increase in performance of the Company's trading strategy.
Economic Income Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $4.0 million to $46.2 million for the three months ended September 30, 2012, compared with $42.2 million in the prior year quarter. This was primarily attributable to an increase in the amortization of deferred compensation, severance expense and investments in new professionals which was partially offset by lower variable compensation. The compensation to revenue ratio was 70% for the three months ended September 30, 2012, compared to 113% for the prior year quarter. The decrease in the compensation to revenue ratio resulted from a 10% increase in total compensation combined with a 77% increase in revenues compared to the prior year quarter. Average headcount for 2012 decreased by 7% from the prior year quarter.

Compensation and benefits expenses for the alternative investment segment increased $1.1 million to $11.8 million for the three months ended September 30, 2012 compared with $10.7 million in the prior year quarter. This was primarily attributable to an increase in the amortization of deferred compensation, investments in new professionals and higher variable compensation. The compensation to revenue ratio was 53% for three months ended September 30, 2012. The compensation to revenue ratio in the prior year quarter was not meaningful due to the fact that the segment had minimal economic revenues for the three months ended September 30, 2011.
Compensation and benefits expenses for the broker-dealer segment increased $3.0 million to $34.5 million for the three months ended September 30, 2012 compared with $31.5 million in the prior year quarter. This was primarily attributable to an increase in the amortization of deferred compensation, severance expense and investments in new professionals partially offset by lower variable compensation. The compensation to revenue ratio was 79% for three months ended September 30, 2012 compared with 96% in the prior year quarter.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $1.9 million to $24.1 million for the three months ended September 30, 2012 compared with $26.0 million in the prior year quarter. This decrease was primarily related to a decrease in service fees and occupancy and equipment expenses related to cost cutting efforts made near the end of 2011 to reduce excess services and space. This decrease was partially offset by an increase in other costs relating to the real estate business and the Value and Opportunity business (subsequent to the restructuring in the second quarter of 2011).
Fixed non-compensation expenses for the alternative investment segment increased $1.2 million to $8.7 million for the three months ended September 30, 2012 compared with $7.5 million in the prior year quarter. Fixed non-compensation expenses for the broker-dealer segment decreased $3.0 million to $15.5 million for the three months ended September 30, 2012 compared with $18.5 million in the prior year quarter.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$131	$183	$(52)	(28)%
Professional, advisory and other fees	2,981	4,034	(1,053)	(26)%
Occupancy and equipment	5,512	6,217	(705)	(11)%
Depreciation and amortization	2,421	2,421	—	—%
Service fees	2,778	3,818	(1,040)	(27)%
Other	10,324	9,321	1,003	11%
Total	$24,147	$25,994	$(1,847)	(7)%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, decreased $4.2 million to $5.7 million for the three months ended September 30, 2012 compared with $9.9 million in the prior year quarter. The decrease was primarily due to syndication costs related to a capital raise by an alternative investment asset fund in the third quarter of 2011 and professional fees that were incurred in the prior year quarter relating to the potential acquisitions of Luxembourg reinsurance companies.
The following table shows the components of the non-compensation expenses—variable, for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$1,789	$3,117	$(1,328)	(43)%
Healthcare Royalty Partners syndication costs	—	1,546	(1,546)	(100)%
Expenses related to Luxembourg reinsurance companies	748	2,056	(1,308)	(64)%
Marketing and business development	3,183	3,206	(23)	(1)%
Total	$5,720	$9,925	$(4,205)	(42)%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment,

increased $0.5 million to $1.5 million for the three months ended September 30, 2012 compared with $1.0 million in the prior year quarter.
Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.
Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	2012			2011			Total Period-to-Period
	Alternative Investment		Total 2012	Alternative Investment		Total 2011
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$50,550	$50,550	$—	$39,841	$39,841	$10,709	27%
Brokerage	—	71,282	71,282	380	77,488	77,868	(6,586)	(8)%
Management fees	42,032	—	42,032	48,062	—	48,062	(6,030)	(13)%
Incentive income (loss)	8,303	—	8,303	10,217	—	10,217	(1,914)	(19)%
Investment income (loss)	30,361	8,182	38,543	20,027	2,854	22,881	15,662	68%
Other revenues	508	186	694	1,015	(529)	486	208	43%
Total economic income revenues	81,204	130,200	211,404	79,701	119,654	199,355	12,049	6%
Economic Income Expenses
Compensation and benefits	42,705	91,098	133,803	41,595	85,707	127,302	6,501	5%
Non-compensation expenses—Fixed	24,216	45,810	70,026	23,320	50,972	74,292	(4,266)	(6)%
Non-compensation expenses—Variable	3,881	15,852	19,733	13,002	18,377	31,379	(11,646)	(37)%
Reimbursement from affiliates	(4,018)	—	(4,018)	(3,186)	—	(3,186)	(832)	26%
Total economic income expenses	66,784	152,760	219,544	74,731	155,056	229,787	(10,243)	(4)%
Net economic income (loss) (before non-controlling interest)	14,420	(22,560)	(8,140)	4,970	(35,402)	(30,432)	22,292	(73)%
Non-controlling interest	(900)	—	(900)	(2,750)	—	(2,750)	1,850	(67)%
Economic income (loss)	$13,520	$(22,560)	$(9,040)	$2,220	$(35,402)	$(33,182)	$24,142	(73)%
(a) For the nine months ended September 30, 2012 and 2011, the Company has reflected $8.2 million and $1.3 million of investment income, respectively, and related compensation expense of $2.7 million and $0.2 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $211.4 million for the nine months ended September 30, 2012, an increase of $12.0 million compared to Economic Income (Loss) revenues of $199.4 million for the first nine months of 2011. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues was $81.2 million for the nine months ended September 30, 2012, an increase of $1.5 million compared to Economic Income (Loss) revenues of $79.7 million for the first nine months of 2011.
Management Fees.    Management fees for the segment decreased $6.1 million to $42.0 million for the nine months ended September 30, 2012 compared with $48.1 million for the first nine months of 2011. There was a decline in management fees attributable to our healthcare royalty funds, for which fees decreased in the current period due to an increase in committed capital, in the prior period, that resulted in recognizing cumulative retrospective management fees.  This decrease was partially offset by an increase in management fees relating to our hedge fund products, specifically our Value and Opportunity funds (even after giving effect to the restructuring of the Value and Opportunity business in the second quarter of 2011).   There was also an increase in management fees associated with our Global Credit fund.

Incentive Income (Loss).    Incentive income for the segment decreased $1.9 million to $8.3 million for the nine months ended September 30, 2012 compared with $10.2 million for the first nine months of 2011. This decrease was primarily a result of a decrease in performance fees earned on our real estate funds. This decrease was partially offset by an increase in performance fees relating to our hedge fund products, specifically our Value and Opportunity funds (even after giving effect to the restructuring of the Value and Opportunity business in the second quarter of 2011) and our Global Credit fund.
Investment Income (Loss).    Investment income for the segment increased $10.4 million to $30.4 million for the nine months ended September 30, 2012, compared with $20.0 million for the first nine months of 2011. The increase was primarily related to an increase in performance of the Company's own invested capital driven by increases in performance in certain investment strategies including our activist, credit and event driven strategies. This was partially offset by the recognition of a deferred tax benefit in the second quarter of 2011 of $18.3 million.
Other Revenues.    Other revenues for the segment decreased $0.5 million to $0.5 million for the nine months ended September 30, 2012, compared with $1.0 million for the first nine months of 2011.
Broker-Dealer Segment
Broker-dealer segment economic income revenues were $130.2 million for the nine months ended September 30, 2012, an increase of $10.5 million compared with economic income revenues of $119.7 million for the first nine months of 2011.
Investment Banking.    Investment banking revenues increased $10.8 million to $50.6 million for the nine months ended September 30, 2012 compared with $39.8 million for the first nine months of 2011. During the nine months ended September 30, 2012, the Company completed 37 underwriting transactions, five private capital raising transactions, seven debt capital market transactions and three strategic advisory transactions. During the nine months ended September 30, 2011, the Company completed 25 underwriting transactions, five private capital raising transactions, seven strategic advisory transactions and three debt financing transactions.
Brokerage.    Brokerage revenues decreased $6.2 million to $71.3 million for the nine months ended September 30, 2012, compared with $77.5 million for the first nine months of 2011. This was primarily attributable to lower commission revenues due to a reduction in customer trading volumes and a lower per share average commission. This decrease was offset by an increase in fees earned related to the Company's acquisition of ATM. Customer trading volumes across the industry (according to Bloomberg) decreased 24% in the nine months ended September 30, 2012 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $5.3 million to $8.2 million for the nine months ended September 30, 2012, compared with $2.9 million for the first nine months of 2011. The increase is a result of higher average equity held in the broker dealer.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $6.5 million to $133.8 million for the nine months ended September 30, 2012, compared with $127.3 million for the first nine months of 2011. This increase was primarily attributable to an increase in the amortization of deferred compensation, severance expense and investments in new professionals which was partially offset by lower variable compensation. The compensation to revenue ratio was 63% for the nine months ended September 30, 2012, compared to 64% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 5% increase in total compensation offset by a 6% increase in revenues compared to the prior year period. Average headcount increased 1% for the nine months ended September 30, 2012 compared to the first nine months of 2011.
Compensation and benefits expenses for the alternative investment segment increased $1.1 million to $42.7 million for the nine months ended September 30, 2012 compared with $41.6 million for the first nine months of 2011. This was primarily attributable to an increase in the amortization of deferred compensation and investments in new professionals. This was partially offset by lower variable compensation and reduced costs subsequent to the Value and Opportunity business restructuring in the second quarter of 2011. The compensation to revenue ratio was 53% for the nine months ended September 30, 2012, compared to 52% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $5.4 million to $91.1 million for the nine months ended September 30, 2012 compared with $85.7 million for the first nine months of 2011. This increase was primarily attributable to an increase in the amortization of deferred compensation, severance expense and investments in new professionals which was partially offset by lower variable compensation. The compensation to revenue ratio was 70% for nine months ended September 30, 2012 compared with 72% for the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $4.3 million to $70.0 million for the nine months ended September 30, 2012 compared with $74.3 million for the first nine months of 2011. This decrease was primarily related to a decrease in service fees and occupancy and equipment expenses related to cost cutting efforts made near the end of 2011 to reduce excess services and space. This decrease was partially offset by an increase in other costs relating to the real estate business and the Value and Opportunity business (subsequent to the restructuring in the second quarter of 2011).
Fixed non-compensation expenses for the alternative investment segment increased $0.9 million to $24.2 million for the nine months ended September 30, 2012 compared with $23.3 million for the first nine months of 2011. Fixed non-compensation expenses for the broker-dealer segment decreased $5.2 million to $45.8 million for the nine months ended September 30, 2012 compared with $51.0 million in for the first nine months of 2011.
The following table shows the components of the non-compensation expenses—fixed, for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$278	$618	$(340)	(55)%
Professional, advisory and other fees	9,391	10,480	(1,089)	(10)%
Occupancy and equipment	15,265	17,506	(2,241)	(13)%
Depreciation and amortization	6,936	6,490	446	7%
Service fees	8,156	11,794	(3,638)	(31)%
Other	30,000	27,404	2,596	9%
Total	$70,026	$74,292	$(4,266)	(6)%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, decreased $11.7 million to $19.7 million for the nine months ended September 30, 2012 compared with $31.4 million for the first nine months of 2011. The decrease was primarily due to syndication costs related to a capital raise by an alternative investment asset fund in the third quarter of 2011, professional fees that were incurred in the prior year quarter relating to the potential acquisitions of Luxembourg reinsurance companies and decreased conference related expenses.
The following table shows the components of the non-compensation expenses—variable, for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$7,367	$8,825	$(1,458)	(17)%
Healthcare Royalty Partners syndication costs	—	4,244	(4,244)	(100)%
Expenses related to Luxembourg reinsurance companies	2,093	6,918	(4,825)	(70)%
Marketing and business development	10,273	11,392	(1,119)	(10)%
Total	$19,733	$31,379	$(11,646)	(37)%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, increased $0.8 million to $4.0 million for the nine months ended September 30, 2012 compared with $3.2 million for the first nine months of 2011.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2012, we had cash and cash equivalents of $55.8 million, which includes $14.3 million held in foreign subsidiaries, and net liquid investment assets of $270.2 million.
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
As of September 30, 2012, the Company had unfunded commitments of $6.4 million pertaining to capital commitments in two real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the Healthcare Royalty Partners funds and also as a member of Healthcare Royalty Partners General Partner, has committed to invest $42.2 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the Healthcare Royalty Partners funds along with the other limited partners. Through September 30, 2012, the Company has funded $26.3 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of September 30, 2012, the Company's unfunded commitment to Starboard Value and Opportunity Fund LP is $2.9 million.
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
As registered broker‑dealers, Cowen and Company, Cowen Capital LLC (formerly known as LaBranche Capital, LLC) and ATM USA are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the basic method permitted by the Rule, Cowen Capital LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 6.667% of aggregate indebtedness. ATM USA is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 6.6670% of aggregate indebtedness. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2012, Cowen and Company had total net capital of approximately $31.1 million, which was approximately $30.1 million in excess of its minimum net capital requirement of $1 million. As of September 30, 2012, Cowen Capital, LLC had total net capital of approximately $3.1 million, which was approximately $2.1 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2012, ATM USA had total net capital of approximately $0.6 million which was approximately $0.5 million in excess of its minimum net capital requirement of $0.1 million.
Cowen and Company, Cowen Capital LLC and ATM USA are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and Cowen Capital LLC and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company and Cowen Capital LLC, if applicable.
Ramius UK Ltd. (“Ramius UK”) and Cowen International Limited (“CIL”) are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FSA. As of September 30, 2012, Ramius UK's Financial Resources of $0.6 million exceeded its minimum requirement of $0.2 million by $0.4 million. As of September 30, 2012, CIL's Financial Resources of $4.5 million exceeded its minimum requirement of

$2.3 million by $2.2 million.
Cowen and Company (Asia) Limited (“CCAL”) (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of September 30, 2012, CCAL's Financial Resources of $0.7 million exceeded the minimum requirement of $0.4 million by $0.3 million.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of September 30, 2012, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of September 30, 2012 and December 31, 2011.
There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of September 30, 2012 and December 31, 2011:

As of September 30, 2012
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.2% due on October 2, 2012 to June 25, 2013	29,039
Agreements with Barclays Capital Inc bearing interest of 0.25% - 0.27% due on October 1, 2012	94,800
$123,839

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
$228,783
For all of the Company's holdings of Repurchase Agreements as of September 30, 2012, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements continue on a day-to-day basis.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used by operating activities of $103.2 million for the nine months ended September 30, 2012 was predominately related to a) cash paid related to an increase in cash held at other brokers, b) cash used to pay for year end bonuses and c) cash used to purchase short sales and cover short investments partially offset by cash received from sales of securities held at the broker dealer. Net cash provided by operating activities of $335.2 million for the nine months ended September 30, 2011 was predominately related to an increase in amounts receivable from brokers, cash acquired upon the acquisition of LaBranche and proceeds from sales of other investments related to proprietary capital, partially offset by cash used to pay for year end bonuses included in compensation.
Investing Activities.    Net cash provided by investing activities of $159.2 million for the nine months ended September 30, 2012 was primarily related to increase repurchase agreement activity partially offset by cash used for an acquisition. Net cash used in investing activities of $150.6 million for the nine months ended September 30, 2011 was primarily from increased repurchase agreement activity.

Financing Activities.    Net cash used in financing activities for the nine months ended September 30, 2012 of $129.2 million was primarily related to increase repurchase agreement activity, the purchase of treasury stock and payment by the consolidated funds to investors for capital withdrawals. Net cash used in financing activities for the nine months ended September 30, 2011 was $137.4 million primarily related to an increase repurchase agreement activity, repayments on short-term borrowings and other debt and payments by the Consolidated Funds to investors for capital withdrawals.
Short-Term Borrowings and other debt
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of September 30, 2012, the remaining balance on these capital leases was $4.3 million. Interest expense for the three months ended September 30, 2012 and 2011 was $0.1 million and $0.1 million, respectively, and was $0.1 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively.
As of September 30, 2012, the Company has fourirrevocable letters of credit, for which there is cash collateral pledged, including (i) $82,000, which expires on May 12, 2013, supporting the Company's San Francisco office, (ii) $1.2 million which expires on September 3, 2013, supporting the Company's lease of additional office space in New York, (iii) $6.7 million, which expires December 12, 2012, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit and (iv) $1 million which expires February 22, 2013, supporting the lease of additional office space in New York.
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2012 and December 31, 2011, there were no amounts due related to these letters of credit.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of September 30, 2012. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. The condensed consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 14 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3g. "New accounting pronouncements" in our condensed consolidated financial statements for the quarter ended September 30, 2012 and "Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC on March 9, 2012.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and nine months ended September 30, 2012, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2012.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
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
There have been no new developments with respect to the Company's legal proceedings that occurred in the third quarter of 2012. The Company's discussion should be read together with in the accompanying Note 14 "Commitments and Contingencies—Litigation," in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company's Board of Directors have approved a share repurchase program that authorizes the Company to purchase up to $35.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended September 30, 2012, through the share repurchase program, the Company repurchased 1,414,543 shares of Cowen Class A common stock at an average price of $2.64 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (July 1, 2012 – July 31, 2012)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	25,193	$2.61	—	—
Total

Month 2 (August 1, 2012 – August 31, 2012)
Common stock repurchases(1)	492,878	$2.56	—	—	(3)
Employee transactions(2)	273,010	$2.53	—	—
Total

Month 3 (September 1, 2012 – September 30, 2012)
Common stock repurchases(1)	921,665	$2.68	—	—	(3)
Employee transactions(2)	20,719	$2.64	—	—
Total

Total (July 1, 2012 – September 30, 2012)
Common stock repurchases(1)	1,414,543	$2.64	—	—	(3)
Employee transactions(2)	318,922	$2.54	—	—
Total

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $35.0 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer and President (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	November 8, 2012	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
10.1	Employment Agreement, dated as of August 2, 2012, by and between Cowen Group, Inc. and Stephen Lasota (previously filed as Exhibit 10.1 to the Form 8-K filed August 3, 2012). (a)
10.2	Employment Agreement, dated as of August 2, 2012, by and between Cowen Group, Inc. and Owen Littman (previously filed as Exhibit 10.2 to the Form 8-K filed August 3, 2012). (a)
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT *

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