Form 10-K
period 2012-12-31
COWEN GROUP, INC.
filed 2013-03-07
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2012	Commission file number: 001-34516
Cowen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0423711 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $234,568,972.
As of March 6, 2013 there were 112,512,598 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders.

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
Our alternative investment management business had approximately $8.1 billion of assets under management as of January 1, 2013. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment management products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate and, healthcare royalty funds offered primarily under the Ramius name. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.
Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and clean technology sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.
Ramius recently entered into a long-term extension of its partnership with the portfolio managers managing Ramius's long/short global credit fund. As of January 2, 2013, the funds managed by these portfolio managers are operating under the name Orchard Square Partners.
In November 2012, we announced that the Company was no longer offering cash management services and was arranging for the transfer of the remaining cash management assets under management to another asset manager. That transfer was completed in December 2012.
On November 1, 2012, the Company completed the acquisition of KDC Securities, LP (“KDC”), a securities lending business. KDC was the broker-dealer subsidiary of Kellner Capital, LLC, an alternative investment manager. KDC was renamed Cowen Equity Finance LP (“Cowen Equity Finance”) following the acquisition. On April 5, 2012, the Company completed its acquisition of all the outstanding interests in ATM USA, LLC ("ATM USA"), Algorithmic Trading Management, LLC ("ATM LLC") and Algo Trading Management Inc. ("ATM INC"), a provider of global, multi-asset class algorithmic execution trading models.
In October, 2012, we launched the Ramius Strategic Volatility Fund, which seeks to achieve a positive return in extended unfavorable equity markets (such as a long-term decline in the equity markets) while minimizing the cost of providing such protection in other market environments.
Principal Business Lines
Alternative Investment Management Business
We operate our alternative investment management business primarily through Ramius. Our alternative investment management business had approximately $8.1 billion of assets under management as of January 1, 2013. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Our alternative investment management products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate and, healthcare royalty funds offered primarily under the Ramius name. In November 2012, we announced that the Company was no longer offering cash management services and was arranging for the transfer of the remaining cash management assets under management to another asset manager. That transfer was completed in December 2012. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.

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
Alternative Solutions
The Company's Alternative Solutions business includes replication funds, individual portfolio solutions for large institutional clients, and traditional fund of funds products. Our replication funds and accounts focus on replication of a custom alternative investment index and seek to provide investors the opportunity to access market exposures typically characterized by investments in less liquid alternative investments. The individual portfolio solutions business seeks to provide institutional clients with customized products and services designed to the characteristics of their individual portfolio. The Company offers fund of funds investment products that invest in a number of alternative investment management vehicles that are selected by the Company and are not affiliated with the Company, with the goal of achieving consistent and stable returns to investors. A fund of funds offers investors the opportunity to invest in private investment vehicles whose purpose is to invest in a group of underlying hedge funds or other alternative investment management vehicles selected by the fund of funds investment manager. We have created a number of programs including long/short equity, global value creation, diversified absolute return, concentrated multi-strategy, as well as client-focused solutions based on hedging overlays and replication, varying regulatory structures and other client-driven portfolio constraints. The fund of funds program employs evaluation procedures to determine the opportunity set for each strategy, identifies appropriate institutional quality underlying-managers with a history of longevity and stability, conducts detailed investment, operational, legal, financial and risk due diligence on each underlying-manager, and utilizes qualitative and quantitative techniques to construct portfolios of those underlying-managers' alternative investment management vehicles. The resulting portfolio allocations are continuously analyzed and adjusted according to the outlook for each strategy and underlying-manager. The Company's fund of funds program invests with approximately 57 underlying fund managers and was established in 1998.
The Company's Alternative Solutions business also includes two mutual funds, Ramius Dynamic Replication Fund and Ramius Strategic Volatility Fund, that offer US investors access to alternative investment strategies. Ramius Dynamic Replication Fund seeks to replicate the beta and beta-timing returns of an actively managed composite of hedge funds, while Ramius Strategic Volatility Fund seeks to achieve a positive return in extended unfavorable equity markets (such as a long-term decline in the equity markets) while minimizing the cost of providing such protection in other market environments.
Ramius Trading Strategies ("RTS")
RTS manages various funds and accounts that seek to provide investors with returns uncorrelated with the public equity and debt markets while maintaining a strong liquidity profile. In order to achieve this objective, RTS identifies, and allocates capital to various third party commodity trading advisors that pursue a managed futures strategy in a managed account format. RTS also serves as investment adviser to Ramius Trading Strategies Managed Futures Fund, a mutual fund that offers US investors access to a multi-manager strategy that seeks to capture returns tied to a combination of global macroeconomic trends in the commodity futures and financial futures markets and interest income and capital appreciation.
Real Estate Funds
The Company's real estate funds have focused on generating attractive, risk adjusted returns by using our owner/manager approach to underwriting, structuring, financing and redevelopment of all real estate property types since 1999. This approach emphasizes a focus on real estate fundamentals and potential market inefficiencies. As of December 31, 2012, the Ramius Urban American Funds owned interests in and managed approximately 9,604 multi family housing units in the New York metropolitan area. The RCG Longview platform provides bridge senior loans, subordinated mortgages, mezzanine loans, and preferred equity through its debt fund series, and makes equity investments through its equity fund. As of December 31, 2012, the members of the general partners of the RCG Longview Platform and its affiliates, independent of the RCG Longview Funds, collectively owned interests in and/or manage approximately 27,000 apartments and over 22 million square feet of commercial space for their own accounts. The Company's ownership interests in the various general partners of the Ramius Urban American Funds and RCG Longview Funds range from 30% to 55%.
HealthCare Royalty Partners ("HRP") (formerly Cowen HealthCare Royalty Partners)
The funds managed by HRP (the "HRP Funds") invest principally in commercial-stage biopharmaceutical products and companies through the purchase of royalty or synthetic royalty interests and structured debt and equity instruments. The HRP

Funds seek these royalty interests in end-user sales of commercial-stage or near commercial-stage medical products such as pharmaceuticals, biotechnology products and medical devices. We share the net management fees from the HRP Funds equally with the founders of the HRP Funds. In addition, we have interests in the general partners of the HRP Funds ranging from 27% to 40.2%.
Broker-Dealer Business
We operate our broker-dealer business primarily through Cowen and Company. Cowen and Company is an international investment bank dedicated to providing superior research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and clean technology sectors. We provide research and sales and trading services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. We focus our investment banking efforts on growth-oriented public companies as well as private companies.
Investment Banking
Our investment banking professionals are focused on providing strategic advisory and capital raising services to U.S. and international public and private companies in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and clean technology sectors. By focusing on Cowen and Company's target sectors over a long period of time, we have developed a significant understanding of the unique challenges and demands with respect to public and private capital raising and strategic advice in these sectors. Our advisory and capital raising capabilities begin at the early stages of a private company's accelerated growth phase and continue through its evolution as a public company. Our advisory business focuses on mergers and acquisitions, including providing fairness opinions and providing advice on other strategic transactions. Our capital markets capabilities include equity, including private investments in public equity and registered direct offerings, credit and fixed income, including public and private debt placements, exchange offers, consent solicitations and tender offers, as well as origination and distribution capabilities for convertible securities. We have a unified capital markets group which we believe allows us to be effective in providing cohesive solutions for our clients. Historically, a significant majority of Cowen and Company's investment banking revenue has been earned from high-growth small and mid-capitalization companies.
Brokerage
Our team of brokerage professionals serves institutional investor clients in the United States and internationally. Cowen and Company trades common stocks, listed options and equity-linked securities on behalf of its clients. We also provide our clients with an electronic execution suite. As a result of our acquisition of ATM USA and ATM LLC, we provide global, multi-asset class algorithmic execution trading models to both buy side and sell side clients as well as offering execution capabilities relating to these trading models through Cowen Capital LLC (“Cowen Capital”). In addition, we now engage in the securities lending business through Cowen Equity Finance. We have relationships with over 1,000 institutional investor clients. Our brokerage team is comprised of experienced professionals dedicated to Cowen and Company's target sectors, which allows us to develop a level of knowledge and focus that we believe differentiates our brokerage capabilities from those of many of our competitors. We tailor our account coverage to the unique needs of our clients. We believe that our sector traders are able to provide superior execution because of their knowledge of the interests of our institutional investor clients in specific companies in Cowen and Company's target sectors.
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
Research
As of December 31, 2012, we have a research team of 26 senior analysts covering approximately 391 companies. Within our coverage universe, approximately 159 are healthcare companies, 113 are technology companies, 41 are consumer companies, 28 are aerospace and defense companies, 11 are clean technology companies and 39 are REITs. Our differentiated approach to research focuses our analysts' efforts toward delivering specific investment ideas and de-emphasizes maintenance research. We sponsor a number of conferences every year that are focused on our target sectors and sub-sectors. During these conferences we highlight our investment research and provide significant investor access to corporate management teams.

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
Employees
As of March 6, 2013, the Company had 571 employees.
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
We are also subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Securities Act of 1933, as amended (the "Securities Act"), and various other statutes. Many of the investment advisers to our alternative investment funds are also subject to regulation by the National Futures Association (the "NFA") and the U.S. Commodity Futures Trading Commission (the "CFTC"). In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974 ("ERISA"). In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority ("FSA"), in Luxembourg by the Commission de Surveillance du Secteur Financier, in Japan by the Financial Services Agency and in Hong Kong by the Securities and Futures Commission ("SFC"). Our investment activities around the globe are subject to a variety of regulatory regimes that vary country by country and starting in July, 2013, certain of our investment advisers with alternative investment funds and/or fund investors domiciled in the European Union will become subject to the Alternative Investment Fund Manager Directive (the “AIFMD”). Also, our captive insurance and reinsurance companies are regulated by the New York State Department of Finance and the Luxembourg Commissariat aux Assurances, respectively.
Regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In light of recent events in the financial markets, governmental authorities in the United States and in the other countries in which we operate have proposed or adopted additional disclosure requirements and regulation of hedge funds and other alternative asset managers. For example, rulemaking by the SEC and other regulatory authorities outside the United States has imposed trading and reporting requirements on short selling, which could adversely affect trading opportunities, including hedging opportunities, for our funds. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was signed into law in the United States. Implementation of the Dodd-Frank Act will be accomplished through extensive rulemaking by the SEC and other governmental agencies. The Dodd-Frank Act establishes the Financial Services Oversight Council (the "FSOC") to identify threats to the financial stability of the United States; promote market discipline; and respond to emerging risks to the stability of the United States financial system. The FSOC is empowered to determine whether the material financial distress or failure of a non-bank financial company would threaten the stability of the United States financial system, and such a determination can subject a non-banking finance company to supervision by the Board of Governors of the Federal Reserve and the imposition of standards and supervision including stress tests, liquidity requirements and enhanced public disclosures.
The FSOC has released a proposed rule regarding its authority to require the supervision and regulation of systemically significant non-bank financial companies. On October 26, 2011, the SEC adopted Rule 204(b)-1 under the Advisers Act,which requires certain advisers to file information under the new Form PF. The information is mandated by the Dodd-Frank Act and is intended for use by FSOC in an effort to measure systemic risk. Most of our registered investment advisers will be filing Form PF on a quarterly basis and several of our registered investment advisers which are also registered commodity pool operators (“CPOs”) and commodity trading advisers (“CTAs”) will be filing Form CPO-PQR and Form CTA-PR, respectively with the CFTC on a quarterly basis as well. In addition, on February 9, 2012 the CFTC issued final rules on the registration and compliance of CPOs, including rescinding an exemption relating to private funds and narrowing an exception from registration with respect to registered investment companies. These new rules have resulted in additional regulatory and registration requirements with respect to certain of the private funds, commodity pools and registered funds managed by our investment advisers. In addition, on December 18, 2012 the CFTC put forth the ISDA August D-F Protocol which requires participation by May 1, 2013. See "Item 1A Risk Factors" for more information.
Our businesses have operated for many years within a legal framework that requires us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. In addition, certain of our businesses are subject to compliance with laws and regulations of United States federal and state governments, foreign governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Additional legislation, changes in rules promulgated by the SEC, the CFTC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operation and profitability. The United States and non-United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. Occasionally, we have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities.
Cowen and Company is a registered broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Self-regulatory organizations, including the Financial Industry Regulatory Authority ("FINRA"), adopt and enforce rules governing the conduct and activities of its member firms, including Cowen and Company, Cowen Capital LLC, ATM USA and Cowen Equity Finance. In addition, state securities regulators have regulatory or oversight authority over our broker-dealer entities. Accordingly, Cowen and Company, Cowen Capital, ATM USA and Cowen Equity Finance are subject to regulation and oversight by the SEC and FINRA. Cowen and Company is also a member of, and subject to regulation by, the New York Stock Exchange ("NYSE"), the Chicago Board Options Exchange, the NASDAQ OMX PHLX, the NYSE MKT LLC, the International Stock Exchange, the Nasdaq Stock Exchange and the CME Group. Cowen Equity Finance, LP is also a member of, and subject to regulation by, the NYSE, the NASDAQ OMX BX, and the NYSE MKT LLC.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds, securities and information, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as registered broker-dealers and members of various self-regulatory organizations, Cowen and Company and Cowen Capital, ATM USA and Cowen Equity Finance are subject to the SEC's uniform net capital rule. Rule 15c3-1 under the Exchange Act. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiaries may be limited.

The research functions of investment banks have been, and continue to be, the subject of regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE and the predecessor to FINRA adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. The requirements resulting from these regulations have necessitated the development and enhancement of corresponding policies and procedures. In 2012, the JOBS Act was passed which, among other things, liberalized a number of the restrictions between equity research analysts and investment banking personnel with respect to growth companies.
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

Item 1A.    Risk Factors
RISK FACTORS
Risks Related to the Company's Businesses and Industry
        For purposes of the following risk factors, references made to the Company's funds include hedge funds and other alternative investment management products, services and solutions offered by the Company, investment vehicles through which the Company invests its own capital, funds in the Company's fund of funds business and real estate funds. References to the Company's broker-dealer business include Cowen and Company, Cowen Capital, ATM USA and Cowen Equity Finance.
The Company
The Company's alternative investment management and broker-dealer businesses have incurred losses in recent periods and may incur losses in the future.
The Company's broker-dealer and alternative investment businesses have incurred losses in several recent periods. The Company may incur losses in any of its future periods. Future losses may have a significant effect on the Company's liquidity as well as our ability to operate.
In addition, we may incur significant expenses in connection with any expansion, strategic acquisition or investment with respect to our businesses. Specifically, we have invested, and will continue to invest, in our broker-dealer business, including hiring a number of senior professionals to expand our research and sales and trading product offerings. Accordingly, the Company will need to increase its revenues at a rate greater than its expenses to achieve and maintain profitability. If the Company's revenues do not increase sufficiently, or even if its revenues increase but it is unable to manage its expenses, the Company will not achieve and maintain profitability in future periods. As an alternative to increasing its revenues, the Company may seek additional capital through the sale of additional common stock or other forms of debt or equity financing. Particularly in light of current market conditions, the Company cannot be certain that it would have access to such financing on acceptable terms.
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
The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses may be materially affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts, protests or security operations). Recently, the sovereign debt crisis in Europe and the fiscal cliff and debt ceiling debates in the United States have impacted global credit and other financial markets and has resulted in substantial stress, volatility, illiquidity and disruption. These factors, combined with volatile commodity prices and foreign exchange rates, contributed to recessionary economic conditions globally and deterioration in consumer and corporate confidence and could further exacerbate the overall market disruptions and risks to market participants, including the Company's funds and managed accounts. These market conditions may affect the level and volatility of securities prices and the liquidity and the value of investments in the Company's funds, including Ramius Enterprise LP (which we refer to as Enterprise Fund), Cowen Overseas Investment LP (which we refer to as COIL) and Ramius Optimum Investments LLC (which we refer to as ROIL) in which the Company has investments of approximately $118.2 million, $159.8 million and $21.2 million, respectively, of its own capital as of December 31, 2012, and the Company may not be able to effectively manage its alternative investment management business's exposure to these market conditions. Losses in the Enterprise Fund, COIL and ROIL could adversely affect our results of operations.
Volatility in the value of the Company's investments and securities portfolios or other assets and liabilities or negative returns from the investments made by the Company could adversely affect the financial condition or results of operations of the Company.
The Company invests a significant portion of its capital base to help drive results and facilitate growth of its alternative investment and broker-dealer businesses. As of December 31, 2012, the Company's invested capital amounted to a net value $413.6 million (supporting a long market value of $682.1 million), representing approximately 84% of Cowen Group's stockholders' equity presented in accordance with US GAAP. In accordance with US GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including funds, will result in volatility of the Company's results. In addition, the investments made by the Company may not generate positive returns. As a result, changes in value or negative returns from investments made by the Company may have an adverse effect on the Company's financial condition or operations in the future.
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
The Company is a holding company and primarily depends on its subsidiaries to fund its operations. Cowen and Company, Cowen Capital, ATM USA and Cowen Equity Finance are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. CIL, the Company's U.K. registered broker-dealer subsidiary, is subject to the capital requirements of the FSA. Cowen Asia is subject to the financial resources requirements of the SFC of Hong Kong. Any failure to comply with these capital requirements could impair the Company's ability to conduct its investment banking business.
The Company and its funds and/or Cowen and Company and the Company's other broker-dealer subsidiaries may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions which could have a material adverse effect on the Company's businesses and the performance of the funds in its alternative investment management business.
Firms in the financial services industry have been subject to an increasingly regulated environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, CFTC, FINRA, the NYSE and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. The Company may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The Company also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, the Company could be fined, prohibited from engaging in some of its business activities or subjected to limitations or conditions on its business activities. In addition, the Company could incur significant expense associated with compliance with any such legislation or regulations or the regulatory and enforcement environment generally. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on the financial condition and results of operations of the Company or cause significant reputational harm to the Company, which could seriously affect its business prospects.
The Company may need to modify the strategies or operations of its alternative investment management business, face increased constraints or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. The Company's alternative investment management business is subject to regulation by various regulatory authorities both within and outside the United States that are charged with protecting the interests of investors. The activities of certain of the Company's subsidiaries are regulated primarily within the United States by the SEC, FINRA, the NFA and the CFTC, as well as various state agencies, and are also subject to regulation by other agencies in the various jurisdictions in which they operate and are offered, including the FSA, the German Federal Financial Supervisory Authority the Commission de Surveillance du Secteur Financier in Luxembourg and the European Securities and Markets Authority. The activities of our investment advisor entities are all regulated by the SEC due to their registrations as U.S. investment advisers. Certain of these entities are also all registered as CPOs and/or CTAs with the National Futures Association. Starting in July 2013, certain of our registered investment advisers with alternative investment funds and/or fund investors domiciled in the European Union or with fund investors that are domiciled in the European Union will be subject to the new AIFMD.
In addition, the funds in the Company's alternative investment management business are subject to regulation in the jurisdictions in which they are organized as well as where they are offered. These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant permits and to regulate marketing and sales practices and the maintenance of adequate financial resources as well as significant reporting obligations to regulatory authorities. The Company is also subject to applicable anti-money laundering regulations and net capital requirements in the jurisdictions in which it operates. Additionally, the regulatory environment in which the Company operates frequently changes and has seen significant increased regulation in recent years and it is possible that this trend may continue. Beginning in July 2013, the ISDA August D-F Protocol which was put forth by the CFTC on December 18, 2012 and relates to portfolio reconciliation and swap trading relationship documentation will go into effect. Such additional regulation could, among other things, increase compliance costs or limit our ability to pursue investment opportunities and strategies.
The regulatory environment continues to be turbulent. There is an extraordinary volume of regulatory discussion papers, draft directives and proposals being issued around the world and these initiatives are not always coordinated. The European Commission has issued the new AIFMD, recommendations on directors' pay and financial services sector compensation and proposals on packaged retail investment products. In addition, the FSA of the United Kingdom has issued a discussion paper entitled "A Regulatory Response to the Global Banking Crisis" as well as undertaken an exercise to collect data to assess the systemic risk that hedge funds may or may not pose. The Bank of England is also collecting data on the systemic risk of hedge funds. Recent rulemaking by the SEC and other regulatory authorities outside the United States have imposed trading restrictions and reporting requirements on short selling, which have impacted certain of the investment strategies of the Company's investment funds and managed accounts, and continued restrictions on or further regulations of short sales could negatively impact the performance of the investment funds and managed accounts.
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
As an investment banking firm, Cowen and Company depends to a large extent on its reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with Cowen and Company's services, it may be more damaging in its business than in other businesses. Moreover, Cowen and Company's role as advisor to clients on underwriting or merger and acquisition transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Such activities may subject the Company to the risk of significant legal liabilities to clients and aggrieved third parties, including stockholders of clients who could commence litigation against Cowen and Company and/or the Company. Although Cowen and Company's investment banking engagements typically include broad indemnities from its clients and provisions to limit exposure to legal claims relating to such services, these provisions may not protect the Company, may not be enforceable, or may be with foreign companies requiring enforcement in foreign jurisdictionswhich may raise the costs and decrease the likelihood of enforcement. As a result, the Company may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and/or adverse judgments. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on our results of operations or cause significant reputational harm, which could seriously harm our business and prospects.
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
RCG holds approximately 14.4% of our Class A common stock and therefore has significant influence over matters requiring approval by the Company's stockholders, including in the election of directors and approval of significant corporate transactions. Furthermore, over the past few years RCG has distributed approximately 21.4 million shares of our Class A common stock to its members and to the extent these members or former members continue to hold the Cowen shares, they may continue to be influenced by RCG's managing member, which is controlled by certain members of our senior management, including Peter A. Cohen, our Chairman and Chief Executive Officer. RCG's concentration of ownership may discourage a third party from proposing a change of control or other strategic transaction concerning the Company or otherwise have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. As a result, the Company's Class A common stock could trade at prices that do not reflect a "control premium" to the same extent as do the stocks of similarly situated companies that do not have any single stockholder with an ownership interest as large as RCG's ownership interest.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may adversely impact the Company's business.
The Dodd-Frank Act, signed into law on July 21, 2010, represents a comprehensive overhaul of the financial services industry within the United States and is being implemented through extensive rulemaking by the SEC and other governmental agencies. In addition, the Dodd-Frank Act established the federal Bureau of Consumer Financial Protection (the "BCFP") and the FSOC and will require the BCFP and FSOC, among other federal agencies, to implement new rules and regulations. Some of these new rules have already been adopted, including new rules which require certain investment advisers to file information under the new Form PF and rules that require certain registered investment advisers which are also registered CPOs and CTAs to file Form CPO-PQR and Form CTA-PR, respectively, with the CFTC. These filings require extensive information and we may incur significant costs to satisfy these new filing requirements. Until the rules and resulting changes are fully developed, it is not practical to assess the full impact that the Dodd-Frank Act or the resulting rules and regulations will have on the Company's business or the financial services industry within the United States.

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
Ramius's ability to increase revenues and improve profitability will depend on increasing assets under management in existing products and developing and marketing new products and strategies.
Ramius generates management and incentive fee income based on its assets under management. If Ramius is unable to increase its assets under management in its existing products it may be difficult for Ramius to increase its revenues. Ramius has recently developed and launched several new products, including mutual funds that seek to offer U.S. investors the ability to invest in alternative investment strategies, and Ramius may also launch funds focusing on new investment strategies. If these products or strategies are not successful, Ramius's profitability could be adversely affected.
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
In addition to the impact on the market value of assets under management, illiquidity and volatility of the global financial markets could negatively affect Ramius's ability to manage inflows and outflows from the Company's funds. Several alternative investment managers, including Ramius, have in the past exercised, and may in the future exercise, their rights to limit, and in some cases, suspend, redemptions from the funds they manage. Ramius has also negotiated, and may in the future negotiate, with investors or exercise such rights in an attempt to limit redemptions or create a variety of other investor structures to bring fund assets and liquidity requirements into a more manageable balance. To the extent that Ramius has negotiated with investors to limit redemptions, it may be likely that such investors will continue to seek further redemptions in the future. Such actions may have an adverse effect on the ability of the Company's funds to attract new capital to existing funds or to develop new investment platforms. The Ramius fund of funds platform may also be adversely impacted as the hedge funds in which it invests themselves face similar investor redemptions or if such hedge funds exercise their rights to limit or suspend Ramius's redemptions from such funds. Poor performance relative to other asset management firms may result in reduced investments in the Company's funds and managed accounts and increased redemptions from the Company's funds and managed accounts. As a result, investment underperformance would likely have a material adverse effect on the Company's results of operations and financial condition.
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

•
Hedge funds may engage in short selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security sold short may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions. Furthermore, by the SEC and other regulatory authorities outside the United States have imposed trading restrictions and reporting requirements on short selling, which in certain circumstances may impair hedge funds' ability to use short selling effectively.

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
The Company depends on its headquarters in New York, New York, where most of the Company's alternative investment management personnel are located, for the continued operation of its business. We have taken precautions to limit the impact that a disruption to operations at our New York headquarters could cause (for example, by ensuring that the Company can operate independently of offices in other geographic locations). Although these precautions have been taken, a disaster or a disruption in the infrastructure that supports our alternative investment management business, including a disruption involving electronic communications or other services used by Ramius or third parties with whom Ramius does conduct business (including the funds invested in by the Ramius fund of funds platform), or directly affecting the New York, New York, headquarters, could have a material adverse impact on the Company's ability to continue to operate its alternative investment management business without interruption. Ramius's disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance might only partially reimburse us for our losses, if at all. Finally, the Company relies on third party service providers for certain aspects of its business, including for certain information systems and technology and administration of the Company's funds. Severe interruptions or deteriorations in the performance of these third parties or failures of their information systems and technology could impair the quality of Ramius's operations and could impact the Company's reputation and materially adversely affect our alternative investment management business.
Certain of the Company's funds may invest in relatively high-risk, illiquid assets, and Ramius may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amounts of these investments.
Certain of the Company's funds and managed accounts (including the Enterprise Fund, COIL and ROIL, in which the Company had approximately $118.2 million, $159.8 million and $21.2 million, respectively, of its own capital invested as of December 31, 2012) invest a portion of their assets in securities that are not publicly traded and funds invested in by the Ramius fund of funds platform may do the same. In many cases, such funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or there may not be a public market for such securities. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, under certain conditions, the Company's funds, or funds invested in by the Ramius fund of funds platform, may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investing in these types of investments can involve a high degree of risk, and the Company's funds (including the Enterprise Fund, COIL and ROIL) may lose some or all of the principal amount of such investments, including our own invested capital.
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
In recent years commercial real estate markets in the United States generally experienced major disruptions due to the unprecedented lack of available capital, in the form of either debt or equity, and declines in value as a result of the overall economic decline. If these conditions were to occur again transaction volume may drop precipitously, negatively impacting the valuation and performance of the Ramius real estate funds significantly. Additionally, if the Ramius real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost, potential for cost overruns and timely completion of construction (including risks beyond the control of Ramius fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.
The alternative investment management industry is intensely competitive, which may adversely affect the Company's ability to attract and retain investors and investment professionals.
The alternative investment management industry is extremely competitive. Competition includes numerous international, national, regional and local asset management firms and broker-dealers, commercial bank and thrift institutions, and other financial institutions. Many of these institutions offer products and services that are similar to, or compete with, those offered by us and have substantially more personnel and greater financial resources than Ramius does. The key areas for competition include historical investment performance, the ability to identify investment opportunities, the ability to attract and retain the best investment professionals and the quality of service provided to investors. The Company's ability to compete may be adversely affected if it underperforms in comparison to relevant benchmarks, peer groups or competing asset managers. The competitive market environment may result in increased downward pressure on fees, for example, by reduced management fee and incentive allocation percentages. The future results of operations of the Company's alternative investment management business are dependent in part on its ability to maintain appropriate fee levels for its products and services. In the current economic environment, many competing asset managers experienced substantial declines in investment performance, increased redemptions, or counterparty exposures which impaired their businesses. Some of these asset managers have reduced their fees in an attempt to avoid additional redemptions. Competition within the alternative investment management industry could lead to pressure on the Company to reduce the fees that it charges its clients for alternative investment management products and services. A failure to compete effectively may result in the loss of existing clients and business, and of opportunities to generate new business and grow assets under management, each of which could have a material adverse effect on the Company's alternative investment management business and results of operations, financial condition and prospects. Furthermore, consolidation in the alternative investment management industry may accelerate, as many asset managers are unable to withstand the substantial declines in investment performance, increased redemptions, and other pressures impacting their businesses, including increased regulatory, compliance and control requirements. Some competitors may acquire or combine with other competitors. The combined business may have greater resources than the Company does and may be able to compete more effectively against Ramius and rapidly acquire significant market share.
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
Additionally, as a result of highly publicized financial scandals, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the business environment in which Ramius operates is subject to heightened regulation. With respect to alternative investment management funds, in recent years, there has been debate in both U.S. and foreign governments about new rules or regulations, including increased oversight or taxation, in addition to the recently enacted legislation described above. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative investment management funds, including the Company's funds. Such investigations may impose additional expenses on the Company, may require the attention of senior management and may result in fines if any of the Company's funds are deemed to have violated any regulations.
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
Cowen and Company focuses principally on the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and clean technology sectors of the economy. Therefore, volatility in the business environment in these sectors or in the market for securities of companies within these sectors could substantially affect the Company's financial results and, thus, the market value of the Class A common stock. The business environment for companies in these sectors has been subject to substantial volatility, and Cowen and Company's financial results have consequently been subject to significant variations from year to year. The market for securities in each of Cowen and Company's target sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes in Medicare and government reimbursement policies, may affect the market for securities of healthcare companies.
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

Cowen and Company has experienced, and we expect to experience in the future, significant periodic variations in its revenues and results of operations. These variations may be attributed in part to the fact that its investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond Cowen and Company's control. In most cases, Cowen and Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our investment banking business is highly dependent on market conditions as well as the decisions and actions of its clients and interested third parties. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which Cowen and Company is advising or an offering in which Cowen and Company is participating, we will earn little or no revenue from the transaction, and we may incur significant expenses that may not be recouped. This risk may be intensified by Cowen and Company's focus on growth companies in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and clean technology sectors as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Many companies initiating the process of an IPO are simultaneously exploring other strategic alternatives, such as a merger and acquisition transaction. The Company's investment banking revenues would be adversely affected in the event that an IPO for which it is acting as an underwriter is preempted by the company's sale if Cowen and Company is not also engaged as a strategic advisor in such sale. As a result, our investment banking business is unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect the stock price of the Class A common stock.
Pricing and other competitive pressures may impair the revenues of the Company's brokerage business.
Cowen and Company's brokerage business accounted for approximately 52% of Cowen and Company's revenues during 2012. Along with other firms, Cowen and Company has experienced price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from Cowen and Company's larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. We are committed to maintaining and improving Cowen and Company's comprehensive research coverage to support its brokerage business and the Company may be required to make additional investments in Cowen and Company's research capabilities.
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
The Company's broker-dealer business is highly dependent on its ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions that the Company processes have become increasingly complex. The inability of the Company's systems to accommodate an increasing volume of transactions could also constrain the Company's ability to expand its broker-dealer business. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in the Company's internal processes, people or systems, the Company could suffer impairments, financial loss, a disruption of its broker-dealer business, liability to clients, regulatory intervention or reputational damage.
The Company has outsourced certain aspects of its technology infrastructure including data centers and wide area networks, as well as some trading applications. The Company is dependent on its technology providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of the Company's control and could negatively impact our broker-dealer business. The Company has experienced disruptions on occasion, none of which has been material to the Company's operations and results. However, there can be no guarantee that future material disruptions with these providers will not occur.
The Company also faces the risk of operational failure of or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries that the Company uses to facilitate its securities transactions. Any such failure or termination could adversely affect the Company's ability to effect transactions and to manage its exposure to risk.
In addition, the Company's ability to conduct its broker-dealer business may be adversely impacted by a disruption in the infrastructure that supports Company and the communities in which we are located. This may affect, among other things, the Company's financial, accounting or other data processing systems. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which the Company conducts business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our broker-dealer employees in our primary locations in New York, Boston, San Francisco and London work in close proximity to each other. Although the Company has a formal disaster recovery plan in place, if a disruption occurs in one location and our broker-dealer employees in that location are unable to communicate with or travel to other locations, the Company's ability to service and interact with its clients may suffer, and the Company may not be able to implement successfully contingency plans that depend on communication or travel.
Our investment banking business also relies on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. The Company's computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our broker-dealer clients' or counterparties' confidential and other information processed and stored in, and transmitted through, the Company's computer systems and networks, or otherwise cause interruptions or malfunctions in our broker-dealer business', its clients', its counterparties' or third parties' operations. The Company may be required to expend significant additional resources to modify its protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and the Company may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by the Company.
The Company provides guaranties to Cowen Equity Finance's counterparties and if the Company is required to perform under those guaranties our business would be adversely affected.
In the securities lending business, customers typically require their counterparties to have substantial capital. The Company has provided guaranties to counterparties in order to induce those counterparties to trade with Cowen Equity Finance, our entity that engages in the securities lending business. While these guaranties are limited to obligations arising under the contracts relating to our securities lending business, in the event of non performance by Cowen Equity Finance, if the Company were required to perform under those guaranties, our business would be adversely affected.
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
        The continued growth of electronic trading and the introduction of new technologies is changing our market-making business and presenting new challenges. Securities, futures and options transactions are increasingly occurring electronically, through alternative trading systems. It appears that the trend toward alternative trading systems will continue to accelerate. This acceleration could further increase program trading, increase the speed of transactions and decrease our ability to participate in transactions as principal, which would reduce the profitability of our market-making business. Some of these alternative trading systems compete with our market-making business and with our algorithmic trading platform, and we may experience continued competitive pressures in these and other areas. Significant resources have been invested in the development of our electronic trading systems, which includes our acquisition of ATM, but there is no assurance that the revenues generated by these systems will yield an adequate return on the investment, particularly given the increased program trading and increased percentage of stocks trading off of the historically manual trading markets.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our main offices, all of which are leased, are located in New York City, Boston, San Francisco and London. Our corporate headquarters are located at 599 Lexington Avenue, New York, New York, and comprise approximately 91,124 square feet of leased space pursuant to lease agreements expiring in 2022. We also lease approximately 42,217 square feet of space at 1221 Avenue of the Americas, New York, New York pursuant to a sublease agreement expiring in September 2013. On December 31, 2011, the Company ceased using the leased premises located at 1221 Avenue of Americas. We acquired, through the LaBranche transaction during the second quarter of 2011, 48,000 square feet of leased space at 33 Whitehall Street which was subleased in the fourth quarter of 2011. We lease 38,217 square feet of space at Two International Place in Boston pursuant to a lease agreement expiring in 2014, which is used primarily by our broker-dealer segment. In San Francisco, we lease approximately 29,072 square feet of space at 555 California Street, pursuant to a lease agreement expiring in 2015 which is used by our broker-dealer segment. Our London offices are located at Broadgate West Phase II, 1 Snowden Street, subject to a lease agreement expiring in 2017 that is used by our alternative investment management and broker-dealer segments, respectively. Our other main offices, all of which are leased, are located in Atlanta, Chicago, Stamford, Geneva, Purchase (New York), Luxembourg, Hong Kong, Beijing and Shanghai.
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
In accordance with the US GAAP, the Company establishes reserves for contingencies when the Company believes that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company discloses a contingency if there is at least a reasonable possibility that a loss may have been incurred and there is no reserve for the loss because the conditions above are not met. The Company's disclosure includes an estimate of the reasonably possible loss or range of loss for those matters, for which an estimate can be made. Neither a reserve nor disclosure is required for losses that are deemed remote.
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
On December 5, 2011, CalPERS and defendants entered into a Memorandum of Understanding (MOU) reflecting an agreement in principle to settle the action. On October 26, 2012, a proposed settlement agreement was submitted to the Court, subject to notice to the class and approval by the Court. On November 19, 2012, the Court preliminarily approved the settlement. A portion of the settlement amount allocated to LaBranche & Co Inc., LaBranche & Co. LLC and Mr. LaBranche pursuant to a confidential allocation agreement entered into by the defendants was paid by the Company and amounts were received from one of the Company's insurers. Any remaining amounts due will be paid during the year ended December 31, 2013 and are not expected to have a material result on our results of operations.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." As of March 6, 2013, there were approximately 76 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.
Prior to November 2, 2009, the common stock of Cowen Holdings had traded under the symbol "COWN" since Cowen Holdings's IPO in July 2006. Prior to November 2, 2009, our common stock was held by RCG and Cowen Holdings as restricted shares and was not publicly tradable.
The following table contains historical quarterly price information for the year ended December 31, 2012. On March 6, 2013, the last reported sale price of our common stock was $2.63.

2012 Fiscal Year	High	Low
First Quarter	$2.98	$2.53
Second Quarter	2.85	2.24
Third Quarter	2.95	2.26
Fourth Quarter	2.91	2.16

2011 Fiscal Year	High	Low
First Quarter	$5.02	$3.74
Second Quarter	4.42	3.41
Third Quarter	4.28	2.56
Fourth Quarter	3.00	2.32
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
Issuer Purchases of Equity Securities
The Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $35.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the year ended December 31, 2012, through the share repurchase program, the Company repurchased 4,341,771 shares of Cowen Class A common stock at an average price of $2.50 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the year ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2012 – January 31, 2012)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total

Month 2 (February 1, 2012 – February 29, 2012)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total

Month 3 (March 1, 2012 – March 31, 2012)
Common stock repurchases(1)	334,629	$2.70	—	—	(3)
Employee transactions(2)	15,840	$2.70	—	—
Total

Month 4 (April 1, 2012 – April 30, 2012)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total

Month 5 (May 1, 2012 – May 31, 2012)
Common stock repurchases(1)	830,870	$2.43	—	—	(3)
Employee transactions(2)	206,007	$2.42	—	—
Total

Month 6 (June 1, 2012 – June 30, 2012)
Common stock repurchases(1)	631,810	$2.51	—	—	(3)
Employee transactions(2)	521,527	$2.49	—	—
Total

Month 17(July 1, 2012 – July 31, 2012)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	25,193	$2.61	—	—
Total

Month 8 (August 1, 2012 – August 31, 2012)
Common stock repurchases(1)	492,878	$2.56	—	—	(3)
Employee transactions(2)	273,010	$2.53	—	—
Total

Month 9 (September 1, 2012 – September 30, 2012)
Common stock repurchases(1)	921,665	$2.68	—	—	(3)
Employee transactions(2)	20,719	$2.64	—	—
Total

Month 10 (October 1, 2012 – October 31, 2012)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 11 (November 1, 2012 – November 30, 2012)
Common stock repurchases(1)	176,295	$2.29	—	—	(3)
Employee transactions(2)	518,347	$2.47	—	—
Total

Month 12 (December 1, 2012 – December 31, 2012)
Common stock repurchases(1)	953,624	$2.29	—	—	(3)
Employee transactions(2)	23,803	$2.32	—	—
Total

Total (January 1, 2012 – December 31, 2012)
Common stock repurchases(1)	4,341,771	$2.50	—	—	(3)
Employee transactions(2)	1,604,446	$2.49	—	—
Total

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $35.0 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 6.    Selected Financial Data
The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2012, 2011, 2010, 2009, and 2008. The selected consolidated statements of financial condition data and consolidated statements of operations data as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 have been derived from our audited consolidated financial statements. Our selected consolidated financial data are only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data includes the results of Cowen Holdings for the period from November 2, 2009 through December 31, 2009 and for the subsequent years.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$71,762	$50,976	$38,965	$10,557	$—
Brokerage	91,167	99,611	112,217	17,812	—
Management fees	38,116	52,466	38,847	41,694	70,818
Incentive income	5,411	3,265	11,363	1,911	—
Interest and dividends	24,608	22,306	11,547	477	1,993
Reimbursement from affiliates	5,239	4,322	6,816	10,326	16,330
Other revenues	3,668	1,583	1,936	4,732	6,853
Consolidated Funds revenues	509	749	12,119	36,392	31,739
Total revenues	240,480	235,278	233,810	123,901	127,733
Expenses
Employee compensation and benefits	194,034	203,767	194,919	96,592	84,769
Non-compensation expense	131,190	161,955	136,902	69,818	54,856
Goodwill impairment	—	7,151	—	—	10,200
Consolidated Funds expenses	1,676	2,782	8,121	23,581	34,268
Total expenses	326,900	375,655	339,942	189,991	184,093
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	55,665	15,128	21,980	(2,154)	(2,006)
Bargain purchase gain	—	22,244	—	—	—
Consolidated Funds net gains (losses)	7,246	4,395	31,062	20,999	(198,485)
Total other income (loss)	62,911	41,767	53,042	18,845	(200,491)
Income (loss) before income taxes	(23,509)	(98,610)	(53,090)	(47,245)	(256,851)
Income tax expense (benefit)	448	(20,073)	(21,400)	(8,206)	(1,301)
Net income (loss) from continuing operations	(23,957)	(78,537)	(31,690)	(39,039)	(255,550)
Net income (loss) from discontinued operations, net of tax	—	(23,646)	—	—	—
Net income (loss)	(23,957)	(102,183)	(31,690)	(39,039)	(255,550)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(72)	5,827	13,727	16,248	(113,786)
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(23,885)	$(108,010)	$(45,417)	$(55,287)	$(141,764)
Weighted average common shares outstanding:
Basic	114,400	95,532	73,149	41,001	37,537
Diluted	114,400	95,532	73,149	41,001	37,537
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.21)	$(0.88)	$(0.62)	$(1.35)	$(3.78)
Income (loss) from discontinued operations	$—	$(0.25)	$—	$—	$—
Diluted
Income (loss) from continuing operations	$(0.21)	$(0.88)	$(0.62)	$(1.35)	$(3.78)
Income (loss) from discontinued operations	$—	$(0.25)	$—	$—	$—

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Financial Condition Data:
Total assets	$1,638,476	$1,535,838	$1,247,170	$959,441	$797,831
Total liabilities	1,057,664	922,786	653,568	255,091	182,003
Redeemable non-controlling interests	85,703	104,587	144,346	230,825	284,936
Total Stockholders' Equity	$495,109	$508,465	$449,256	$473,525	$330,892

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
Overview
Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries, provides alternative investment management, investment banking, research, market-making and sales and trading services through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate and, healthcare royalty funds, offered primarily under the Ramius name. In November 2012, we announced that the Company was no longer offering cash management services and was arranging for the transfer of the remaining cash management assets under management to another asset manager. That transfer was completed in December 2012. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.
Our alternative investment business had approximately $8.1 billion of assets under management as of January 1, 2013. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, funds of funds, real estate and healthcare royalty funds. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.
Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs") and clean technology sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.
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
Certain Factors Impacting Our Business
Our alternative investment business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A (“UniCredit S.p.A”), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a modification agreement, to extend the time period pursuant to which the Company was required to return the bulk of its assets in our funds by the end of 2010. The Company returned a significant portion of the assets during 2010 and as of December 31, 2012, including redemptions effective on January 1, 2013, we have returned approximately $556 million to affiliates of UniCredit S.p.A with a remaining investment balance of approximately $152 million invested in our investment vehicles, including a fund of funds managed account.

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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of January 1, 2013, we had investments of approximately $118.2 million, $159.8 million and $21.2 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP (“COIL”) and Ramius Optimum Investments LLC (“ROIL”), respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and ROIL are wholly owned entities managed by Ramius that the Company uses solely for the firm's invested capital.

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
Recent Developments
On February 1, 2013, the Company and Dahlman Rose & Company, LLC (“Dahlman Rose”) entered into a definitive agreement under which the Company will acquire Dahlman Rose, a privately-held investment bank specializing in the energy, metals and mining, transportation, chemicals and agriculture sectors. This acquisition is an all-stock transaction and is not significant. The transaction, which is expected to close by the end of the first quarter of 2013, is subject to customary closing conditions and regulatory approval.
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
The Company serves as the managing member/general partner and/or investment manager to affiliated fund entities which it sponsors and manages. Certain of these funds in which the Company has a substantive, controlling general partner interest are consolidated with the Company pursuant to US GAAP as described below (the “Consolidated Funds”). Consequently, the Company's consolidated financial statements reflect the assets, liabilities, income and expenses of these funds on a gross basis. The ownership interests in these funds which are not owned by the Company are reflected as redeemable non-controlling interests in consolidated subsidiaries in the consolidated financial statements appearing elsewhere in this Form 10-Q. The management fees and incentive income earned by the Company from these funds are eliminated in consolidation.
Acquisitions
The June 2011 acquisition of Labranche was accounted for under the acquisition method of accounting in accordance with US GAAP. In this case, the acquisition was accounted for as an acquisition by Cowen of LaBranche. As such, results of operations for LaBranche are included in the accompanying statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their estimated fair values. During the fourth quarter of 2011, the Company decided to discontinue the market making business operated by the subsidiaries acquired through the LaBranche acquisition, as a result of the subsidiaries not meeting the Company's expectations as to their results of operations and not generating positive cash flows. In accordance with US GAAP, the Company reclassified and reported the results of operations related to these subsidiaries in discontinued operations for the year ended December 31, 2011.
On November 1, 2012, the Company completed the acquisition of KDC Securities, LP (“KDC”), a securities lending business. KDC was the broker-dealer subsidiary of Kellner Capital, LLC, an alternative investment manager. KDC was renamed Cowen Equity Finance LP (“Cowen Equity Finance”) following the acquisition. On April 5, 2012, the Company completed its acquisition of all the outstanding interests in ATM USA, LLC ("ATM USA"), Algorithmic Trading Management, LLC ("ATM LLC") and Algo Trading Management Inc. ("ATM INC"), a provider of global, multi-asset class algorithmic execution trading models. The results of operations for the ATM Group and Cowen Equity Finance LP are included in the accompanying consolidated statements of operations since the dates of the respective acquisitions, and the assets acquired, liabilities assumed and the resulting goodwill were recorded at their fair values within their respective line items on the accompanying consolidated statement of financial condition.
Revenue recognition
The Company's principal sources of revenue are derived from two segments: an alternative investment segment and a broker-dealer segment, as more fully described below.

Our alternative investment segment generates revenue through two principal sources: management fees and incentive income.
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

•
HealthCare Royalty Partners (formerly Cowen HealthCare Royalty Partners) Funds. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners funds), management fees for the HealthCare Royalty Partners funds are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of net asset value. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

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

•
Other. The Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of up to 0.20% of assets, based on the average daily balances of the assets under management. In November 2012, we announced that the Company was no longer offering cash management services and was arranging for the transfer of the remaining cash management assets under management to another asset manager. That transfer was completed in December 2012.

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
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of US GAAP. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in the consolidated statement of operations may be subject to future reversal based on subsequent negative performance prior to the conclusion of the fiscal year, when all contingencies have been resolved.
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
Investment Banking
The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and clean technology. Investment banking revenue consists of underwriting fees, strategic/financial advisory fees and private placement fees.

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

•
Commissions. Commission revenue includes fees from executing client transactions. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. Commission revenues also includes fees from making algorithms available to client. During the years ended December, 2012, 2011 and 2010, the Company earned $63.0 million, $66.0 million and $69.3 million of revenues from commissions, respectively.

•
Principal Transactions. Principal transaction, net revenue includes net trading gains and losses from the Company's market-making activities in fixed income and over-the-counter equity securities, listed options trading, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration. During the years ended December, 2012, 2011 and 2010, the Company earned $22.5 million, $27.1 million and $36.1 million of revenues from principal transactions, net, respectively.

•
Equity Research Fees. Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured. During the years ended December, 2012, 2011 and 2010, the Company earned $5.7 million, $6.5 million and $6.8 million of revenues from equity research fees, respectively.

Interest and dividends
Interest and dividends are earned by the Company from various sources. The Company receives interest and dividends primarily from investments held by its Consolidated Funds and its brokerage balances from invested capital and securities lending business. Interest is recognized on an accrual basis and interest income is recognized on the debt of those issuers that is deemed collectible. Interest income and expense includes premiums and discounts amortized and accreted on debt investments based on criteria determined by the Company using the effective yield method, which assumes the reinvestment of all interest payments. Dividends are recognized on the ex-dividend date.
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
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of December 31, 2012, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
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
Assets Under Management and Fund Performance
Assets Under Management
Assets under management refer to all of our alternative investment products, solutions and services including hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate and healthcare royalty funds. Assets under management also include the fair value of assets we manage pursuant to separately managed accounts, collateralized debt obligations for which we are the collateral manager, and, as indicated in the footnotes to the table below, proprietary assets which the Company has invested in these products. Also, as indicated, assets under management for certain products represent committed capital and certain products where the Company owns a portion of the general partners.
As of January 1, 2013, the Company had assets under management of $8.1 billion, a 21.4% decrease as compared to assets under management of $10.3 billion as of January 1, 2012. The $2.2 billion decrease in assets under management during the 2012 year resulted from a $2.1 billion decrease related to cash management and net redemptions of $0.6 billion partially offset by a $0.5 billion performance-related increase in assets under management.
The following table is a breakout of total assets under management by platform as of January 1, 2013 (which excludes cross investments from other Ramius platforms):

	January 1, 2010	Net Subscriptions/(Redemptions)	Performance (h)	January 1, 2011	Net Subscriptions/(Redemptions)	Performance (h)	January 1, 2012	Net Subscriptions/(Redemptions)	Performance (h)	January 1, 2013
Platform	(dollars in millions)
Hedge Funds (a) (b)	$1,608	$(392)	$169	$1,385	$493	$39	$1,917	$59	$373	$2,349
Alternative Solutions (c)	2,376	323	93	2,792	56	(98)	2,750	(370)	85	2,465
Ramius Trading Strategies (d)	—	78	4	82	194	(14)	262	(111)	(5)	146
Real Estate (a)	1,628	—	—	1,628	—	—	1,628	(95)	—	1,533
Healthcare Royalty Partners (e) (f)	807	234	—	1,041	432	—	1,473	—	—	1,473
Other (g)	1,429	800	(115)	2,114	125	(4)	2,235	(2,130)	—	105
Total	$7,848	$1,043	$151	$9,042	$1,300	$(77)	$10,265	$(2,647)	$453	$8,071

(a)
The Company owns between 30% and 55% of the general partners or managing members of the real estate business, the activist business and the long/short credit business (as of 1/1/13) (the single strategy hedge funds). We do not possess unilateral control over any of these general partners or managing members.

(b)	These amounts include the Company's invested capital of approximately $118.2 million, $125.8 million and $154.0 million as of January 1, 2013, January 1, 2012 and January 1, 2011, respectively.

(c)	These amounts include the Company's invested capital of approximately $2.47 million, $5.2 million and $32.0 million as of January 1, 2013, January 1, 2012 and January 1, 2011, respectively.

(d)
These amounts include the RTS Global 3X Funds and Ramius Trading Strategies Managed Futures Fund and the Company's invested capital of approximately $19.4 million and $22.3 million (which includes the notional amount of the Company's investment in RTS Global 3X Fund LP) as of January 1, 2013 and January 1, 2012, respectively.

(e)	These amounts include the Company's invested capital of approximately $16.0 million, $8.6 million and $15.6 million as of January 1, 2013, January 1, 2012 and January 1, 2011, respectively.

(f)	This amount reflects committed capital.

(g)
The Company's cash management services business provided clients with investment guidelines for managing cash and established investment programs for managing their cash in separately managed accounts.  Given the current focus of the Company's alternative investment management business and the areas where the Company believes it can achieve long term growth, as of November 1, 2012, the Company no longer offered cash management services and arranged for the transfer of the remaining assets under management related to such business to another asset manager.  This transfer was completed in December 2012. The Company continues to provide mortgage advisory services where the Company manages collateralized debt obligations held by investors.

(h)	Net performance is net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.
Fund Performance
Positive momentum in stocks and bonds, as well as ongoing comfort with risk assets in general, carried over from the third quarter into the final three months of the year. Having overcome a period of weakness wrapped around the U.S. Presidential Election, most market indices rallied from their November lows. In equities, the S&P 500, while declining marginally for the quarter, gained 5.7% from its November 15, 2012 lows and closed the year with a total return of 16%. Small cap stock performance was even more impressive, with the Russell 2000 Index rallying 10.69% from its November 15, 2012 lows for a total return for the year of 16.34%. As an example of further risk tolerance in Europe, the Euro Stoxx 50 Index advanced 7.75% in the fourth quarter and 19.60% for the year (in Euros). Much has been written about investors' thirst for yield, as reflected in record levels of issuance and the performance of corporate bonds. As one example, the Merrill Lynch High Yield II Index had another strong year, with a return of 15.59% for 2012. One of the few exceptions to this pattern was the weakness in commodities from September peak prices, with the Dow Jones UBS Commodity Index off (6.35)% for the quarter and (1.14)% for the year.
As was the case in the previous quarter, Ramius hedge fund vehicles had varying results, but the largest funds generally had the best performance for the final three months and for the year. Once again, this group would include both the long /short corporate credit and small-cap activist funds. Further, both funds' results were positive despite carrying short exposures (credit) and partial market hedges (activist) during strong periods for both corporate bonds and small cap equities. Consistent with past periods, the internally managed multi-strategy funds maintained their focus on capital preservation, while executing opportunistic transactions linked to certain assets in order to make distributions to investors.
The more liquid alternative mutual funds (offering hedge fund exposures and multi-manager managed futures access) also had acceptable results. Hedge fund replication was positive for the year but lagged a representative, investable hedge fund index. This was to be expected in a strong equity market environment due to the higher equity-related component of the index. The managed futures fund was off slightly for the quarter but positive for the year, out pacing its relevant benchmark index, which was negative for 2012. As mentioned in past quarterly reports, Central Bank actions and policies, along with trend reversals in a number of futures markets, continue to make macro analysis and positioning very difficult.  On a positive note, investors' receptivity to liquid alternative vehicles also allowed for the initial offering of our strategic volatility mutual fund during the fourth quarter.
In terms of longer-dated investment vehicles, the Longview real estate debt funds continued the pattern of strong performance that has held since the market lows of March 2009. The primary real estate equity fund was marginally weaker for the quarter and the year, but has also recovered sharply since valuations bottomed in 2009. These are all private negotiated investments in both debt and equity. In another longer-term alternative asset class, our health care royalty fund continues to steadily commit capital and perform to expectations.
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
As of December 31, 2012, the Company's invested capital amounted to a net value $413.6 million (supporting a long market value of $682.1 million), representing approximately 84% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of December 31, 2012. The net values presented in the table below do not tie to Cowen Group's consolidated statement of financial condition as of December 31, 2012 because they are included in various line items of the consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$250.2	51%
Merchant Banking	109.6	22%
Real Estate	53.8	11%
Total	413.6	84%
Stockholders' Equity	$495.1	100%
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

Year Ended December 31, 2012 Compared with the Year Ended December 30, 2011
Consolidated Statements of Operations

	Year Ended December 31,		Period to Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$71,762	$50,976	$20,786	41%
Brokerage	91,167	99,611	(8,444)	(8)%
Management fees	38,116	52,466	(14,350)	(27)%
Incentive income	5,411	3,265	2,146	66%
Interest and dividends	24,608	22,306	2,302	10%
Reimbursement from affiliates	5,239	4,322	917	21%
Other revenues	3,668	1,583	2,085	132%
Consolidated Funds revenues	509	749	(240)	(32)%
Total revenues	240,480	235,278	5,202	2%
Expenses
Employee compensation and benefits	194,034	203,767	(9,733)	(5)%
Interest and dividends	11,760	8,839	2,921	33%
General, administrative and other expenses	119,430	153,116	(33,686)	(22)%
Goodwill impairment	—	7,151	(7,151)	NM
Consolidated Funds expenses	1,676	2,782	(1,106)	(40)%
Total expenses	326,900	375,655	(48,755)	(13)%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	55,665	15,128	40,537	268%
Bargain purchase gain	—	22,244	(22,244)	NM
Consolidated Funds net gains (losses)	7,246	4,395	2,851	65%
Total other income (loss)	62,911	41,767	21,144	51%
Income (loss) before income taxes	(23,509)	(98,610)	75,101	(76)%
Income taxes expense (benefit)	448	(20,073)	20,521	(102)%
Net income (loss) from continuing operations	(23,957)	(78,537)	54,580	(69)%
Net income (loss) from discontinued operations, net of tax	—	(23,646)	23,646	(100)%
Net income (loss)	(23,957)	(102,183)	78,226	(77)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(72)	5,827	(5,899)	(101)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(23,885)	$(108,010)	$84,125	(78)%
Revenues
Investment Banking
Investment banking revenues increased $20.8 million to $71.8 million for the year ended December 31, 2012 compared with $51.0 million in 2011. During the year ended December 31, 2012, the Company completed 48 underwriting transactions, eight private capital raising transactions, six strategic advisory transactions and 12 debt capital market transactions. During the year ended December 31, 2011, the Company completed 29 underwriting transactions, eight private capital raising transactions, eight strategic advisory transactions and three debt capital market transactions.
Brokerage
Brokerage revenues decreased $8.4 million to $91.2 million for the year ended December 31, 2012 compared with $99.6 million in 2011. This was primarily attributable to lower commission revenues due to a reduction in customer trading volumes and a lower per share average commission. This decrease was partially offset by an increase in fees earned related to the Company's acquisition of ATM. Customer trading volumes across the industry (according to Bloomberg) decreased 24% in the twelve months ended December 31, 2012 compared to 2011.
Management Fees
Management fees decreased $14.4 million to $38.1 million for the year ended December 31, 2012 compared with $52.5 million in 2011. This was primarily attributable to a) our healthcare royalty funds, for which fees decreased in the current year due to an increase in committed capital in the prior year that resulted in recognizing cumulative retrospective management fees and b) a reclassification of the management fees from the Value and Opportunity business, subsequent to the April 2011 restructuring, which is now recorded in other income (loss).  There was also an increase in management fees associated with our Global Credit fund.
Incentive Income
Incentive income increased $2.1 million to $5.4 million for the year ended December 31, 2012, compared with $3.3 million in 2011. This was primarily a result of an increase in performance fees earned on our Global Credit fund and a newer hybrid fund in our alternative solutions business. This was partially offset by a reclassification of the performance fees from the Value and Opportunity business, subsequent to the April 2011 restructuring, which is now recorded in other income (loss).
Interest and Dividends
Interest and dividends increased $2.3 million to $24.6 million for the year ended December 31, 2012 compared with $22.3 million in 2011. This was primarily attributable to a increase in the number of investments in interest bearing securities during 2012 as compared to 2011.
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.9 million to $5.2 million for the year ended December 31, 2012 compared with $4.3 million in 2011.
Other Revenues
Other revenues increased $2.1 million to $3.7 million for the year ended December 31, 2012 compared with $1.6 million in 2011. This increase is primarily related to a sublease of facilities.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.2 million to $0.5 million for the year ended December 31, 2012 compared with $0.7 million in 2011.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $9.8 million to $194.0 million for the year ended December 31, 2012 compared with $203.8 million in 2011. This was primarily attributable to lower variable compensation and severance expense partially offset by investments in new professionals. The compensation to revenue ratio, based on total revenues only, was 81% for the year ended December 31, 2012, compared with 87% in 2011. The decrease in the compensation to revenue ratio resulted from a 5% decrease in total compensation combined with a 2% increase in total revenues. The compensation to revenue ratio, including other income (loss), was 64% for the year ended December 31, 2012, compared with 74% in 2011. Average headcount remained constant for the year ended December 31, 2012 compared to 2011.
Interest and Dividends
Interest and dividends expense increased $3.0 million to $11.8 million for the year ended December 31, 2012 compared with $8.8 million in 2011. Interest and dividends expense relates to trading activity with respect to the Company's investments and, in 2011, also related to the interest on our credit facility (which was fully repaid and terminated in June 2011).
General, Administrative and Other Expenses
General, administrative and other expenses decreased $33.7 million to $119.4 million for the year ended December 31, 2012 compared with $153.1 million in 2011. This was primarily due to:
•professional fees incurred in the prior year for
◦syndication costs related to a capital raise by an alternative investment asset fund,
◦the LaBranche acquisition and Value and Opportunity business restructuring,
◦closing of acquisitions of Luxembourg reinsurance companies and
•a decrease in service fees related to cost cutting efforts made in 2011 to reduce excess services.
These cost savings were partially offset by an expense reversal, during 2011 of an accrual pertaining to subordination agreements entered into by the general partners of two real estate funds with those funds lead investor.

Goodwill Impairment
The Company recorded a goodwill impairment charge of $7.2 million for the year ended December 31, 2011. In the fourth quarter of 2011, the Company conducted its annual goodwill impairment test and recognized non-cash impairment to the goodwill associated with the broker dealer segment.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $1.1 million to $1.7 million for the year ended December 31, 2012 compared with $2.8 million in 2011.
Other Income (Loss)
Other income (loss) increased $21.1 million to $62.9 million for the year ended December 31, 2012 compared with $41.8 million in 2011. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including our activist, credit and event driven strategies and is partially offset by a $22.2 million bargain purchase gain, recorded in 2011, in relation to the acquisition of LaBranche. An increase in the Consolidated Funds' performance was mainly related to an increase in performance of RTS Global 3X Fund LP. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $20.5 million to $0.4 million for the year ended December 31, 2012 compared with an income tax benefit of $20.1 million in 2011. The Company's tax expense increased predominantly because, in 2011, a consolidated subsidiary of the Company acquired, as part of a reinsurance service program, Luxembourg reinsurance companies with deferred tax liabilities and recorded deferred tax benefits upon the acquisition of these reinsurance companies pursuant to an advance tax agreement.
Net income (loss) from discontinued operations, net of tax
As a result of the LaBranche subsidiaries not meeting the Company's expectations as to their results of operations and not generating positive cash flows, the Company's management decided, during the fourth quarter of 2011, to exit the business operated by these subsidiaries. In accordance with US GAAP, the Company reclassified and reported the results of operations related to these subsidiaries in discontinued operations for the year ended December 31, 2011.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased by $5.9 million to a loss of $0.1 million for the year ended December 31, 2012 compared with income of $5.8 million in 2011. The period over period change was the result of an overall decrease in performance of the entities with non-controlling interest and therefore less allocations of income to non-controlling interest holders.

Year Ended December 30, 2011 Compared with the Year Ended December 30, 2010
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
Revenues
Investment Banking
Investment banking revenues increased $12.0 million to $51.0 million for the year ended December 31, 2011 compared with $39.0 million in 2010. During the year ended December 31, 2011, the Company completed 29 underwriting transactions, eight private capital raising transactions, three debt capital market transactions and eight strategic advisory transactions. During the year ended December 31, 2010, the Company completed 31 underwriting transactions, six private capital raising transactions and 12 strategic advisory transactions. During 2011, a higher proportion of our deals were lead managed which resulted in higher fees earned per transaction.
Brokerage
Brokerage revenues decreased $12.6 million to $99.6 million for the year ended December 31, 2011 compared with $112.2 million in 2010. The decrease was primarily attributable to lower commission revenues due to a reduction in customer trading volumes. Customer trading volumes across the industry decreased 11% in 2011 compared to 2010.
Management Fees
Management fees increased $13.7 million to $52.5 million for the year ended December 31, 2011 compared with $38.8 million in 2010. The increase was primarily a result of:

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
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $8.9 million to $203.8 million for the year ended December 31, 2011 compared with $194.9 million in 2010. The increase was primarily attributable to additional stock compensation expense, severance associated with the Company’s expense reduction activities in the broker-dealer business, and investments in new professionals in our investment banking, capital markets and sales and trading businesses. The compensation to revenue ratio was 87% for the twelve months ended December 31, 2011, compared to 83% for the prior year period. The increase in the compensation to revenue ratio resulted from a 5% increase in total compensation offset by only a 1% increase in revenue compared to the prior year end. Average headcount for 2011 increased by 2% from the prior year.
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
Goodwill Impairment
The Company recorded a goodwill impairment charge of $7.2 million for the year ended December 31, 2011. In the fourth quarter of 2011, the Company conducted its annual goodwill impairment test and recognized non-cash impairment to the goodwill associated with the broker-dealer segment.
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

Segment Analysis and Economic Income (Loss)
Segments
The Company conducts its operations through two segments: an alternative investment segment and a broker-dealer segment. The Company's alternative investment segment currently includes its hedge funds, replication products, managed futures funds, fund of funds, real estate, healthcare royalty funds and other investment platforms businesses. The Company's broker-dealer segment currently includes its investment banking, brokerage and equity research businesses. The consolidated financial results of the Company for the year ended December 31, 2011 excludes LaBranche's operating results related to its ETF market-making business from the date of acquisition since these results are determined to be discontinued operations and excluded from economic income.
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction, (iii) excludes certain other acquisition-related and/or reorganization expenses (including the discontinued operations of LaBranche), (iv) excludes goodwill impairment and (v) excludes the bargain purchase gain which resulted from the LaBranche acquisition. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the Value and Opportunity business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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
Our broker-dealer segment generates Economic Income (Loss) revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and clean technology. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage in the consolidated statement of operations.
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
Year Ended December 31, 2012 Compared with the Year Ended December 30, 2011
For the year ended December 31, 2012 and 2011, the Company's alternative investment segment includes hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate and healthcare royalty funds operating results and other investment platforms operating results.
For the year ended December 31, 2012 and 2011, the Company's broker-dealer segment includes investment banking, research and brokerage businesses' operating results.

	Year Ended December 31,
	2012			2011			Total Period-to-Period
	Alternative Investment		Total 2012	Alternative Investment		Total 2011
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$71,762	$71,762	$—	$50,976	$50,976	$20,786	41%
Brokerage	—	93,903	93,903	—	99,611	99,611	(5,708)	(6)%
Management fees	56,381	—	56,381	67,309	—	67,309	(10,928)	(16)%
Incentive income (loss)	15,205	—	15,205	10,366	—	10,366	4,839	47%
Investment income (loss)	40,374	9,742	50,116	33,599	7,748	41,347	8,769	21%
Other revenues	844	404	1,248	622	(7)	615	633	103%
Total economic income revenues	112,804	175,811	288,615	111,896	158,328	270,224	18,391	7%
Economic Income Expenses
Compensation and benefits	61,897	128,508	190,405	49,007	145,801	194,808	(4,403)	(2)%
Non-compensation expenses—Fixed	32,726	63,075	95,801	34,138	69,778	103,916	(8,115)	(8)%
Non-compensation expenses—Variable	4,941	20,334	25,275	17,085	24,412	41,497	(16,222)	(39)%
Reimbursement from affiliates	(5,527)	—	(5,527)	(4,602)	—	(4,602)	(925)	20%
Total economic income expenses	94,037	211,917	305,954	95,628	239,991	335,619	(29,665)	(9)%
Net economic income (loss) (before non-controlling interest)	18,767	(36,106)	(17,339)	16,268	(81,663)	(65,395)	48,056	(73)%
Non-controlling interest	(230)	—	(230)	(6,042)	—	(6,042)	5,812	(96)%
Economic income (loss)	$18,537	$(36,106)	$(17,569)	$10,226	$(81,663)	$(71,437)	$53,868	(75)%
(a) For the years ended December 31, 2012 and 2011, the Company has reflected $10.2 million and $5.6 million of investment income, respectively, and related compensation expense of $3.4 million and $1.8 million, respectively, within the broker-dealer segment in proportion to its capital.

Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $288.6 million for the year ended December 31, 2012, an increase of $18.4 million compared to Economic Income (Loss) revenues of $270.2 million in 2011. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues was $112.8 million for the year ended December 31, 2012, an increase of $0.9 million compared to Economic Income (Loss) revenues of $111.9 million in 2011.
Management Fees.    Management fees for the segment decreased $10.9 million to $56.4 million for the year ended December 31, 2012 compared with $67.3 million in 2011. There was a decline in management fees attributable to our healthcare royalty funds, for which fees decreased in the current period due to an increase in committed capital in the prior period that resulted in recognizing cumulative retrospective management fees.  This decrease was partially offset by an increase in management fees relating to our hedge fund products, specifically our Value and Opportunity funds (even after giving effect to the restructuring of the Value and Opportunity business in the second quarter of 2011).   There was also an increase in management fees associated with our Global Credit fund.
Incentive Income (Loss).    Incentive income for the segment increased $4.8 million to $15.2 million for the year ended December 31, 2012 compared with $10.4 million in 2011. This increase was primarily related to an increase in performance fees from our Value and Opportunity funds (even after giving effect to the restructuring of the Value and Opportunity business in the second quarter of 2011), our Global Credit fund and a newer hybrid fund in our alternative solutions business. This increase is partially offset by a decrease in performance fees on our real estate funds.
Investment Income (Loss).    Investment income for the segment increased $6.8 million to $40.4 million for the year ended December 31, 2012, compared with $33.6 million in 2011. The increase was primarily related to an increase in performance of the Company's own invested capital driven by increases in performance in certain investment strategies including our activist, credit and event driven strategies. This was partially offset by the recognition of deferred tax benefits in 2011 of $20.5 million.
Other Revenues.    Other revenues for the segment increased $0.2 million to $0.8 million for the year ended December 31, 2012, compared with $0.6 million in 2011.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $175.8 million for the year ended December 31, 2012, an increase of $17.5 million compared with Economic Income (Loss) revenues of $158.3 million in 2011.
Investment Banking.    Investment banking revenues increased $20.8 million to $71.8 million for the year ended December 31, 2012 compared with $51.0 million in 2011. During the year ended December 31, 2012, the Company completed 48 underwriting transactions, eight private capital raising transactions, six strategic advisory transactions and 12 debt capital market transactions.. During the year ended December 31, 2011, the Company completed 29 underwriting transactions, eight private capital raising transactions, eight strategic advisory transactions and three debt capital market transactions.
Brokerage.    Brokerage revenues decreased $5.7 million to $93.9 million for the year ended December 31, 2012, compared with $99.6 million in 2011. This was primarily attributable to lower commission revenues due to a reduction in customer trading volumes and a lower per share average commission. This decrease was partially offset by an increase in fees earned related to the Company's acquisition of ATM. Customer trading volumes across the industry (according to Bloomberg) decreased 24% in the twelve months ended December 31, 2012 compared to 2011.
Investment Income (Loss).    Investment income for the segment increased $2.0 million to $9.7 million for the year ended December 31, 2012, compared with $7.7 million in 2011. The increase is a result of an increase in overall investment income available for allocation partially offset by lower average equity held in the broker dealer.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense decreased $4.4 million to $190.4 million for the year ended December 31, 2012, compared with $194.8 million in 2011. This decrease was primarily attributable to lower variable compensation and severance expense which was partially offset by an increase in the amortization of deferred compensation and investments in new professionals. The compensation to revenue ratio was 66% for the year ended December 31, 2012, compared to 72% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 2% decrease in total compensation offset by a 7% increase in revenues compared to the prior year period. Average headcount remained constant for the year ended December 31, 2012 compared to 2011.

Compensation and benefits expenses for the alternative investment segment increased $12.9 million to $61.9 million for the year ended December 31, 2012 compared with $49.0 million for 2011. This was primarily attributable to an increase in the amortization of deferred compensation, higher variable compensation and investments in new professionals. The compensation to revenue ratio was 55% for the year ended December 31, 2012, compared to 44% for 2011.
Compensation and benefits expenses for the broker-dealer segment decreased $17.3 million to $128.5 million for the year ended December 31, 2012 compared with $145.8 million in 2011. This decrease was primarily attributable to lower variable compensation and severance expense. This was partially offset by an increase in the amortization of deferred compensation and investments in new professionals. The compensation to revenue ratio was 73% for year ended December 31, 2012 compared with 92% for 2011.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $8.1 million to $95.8 million for the year ended December 31, 2012 compared with $103.9 million in 2011. This decrease was primarily related to a decrease in service fees and occupancy and equipment expenses related to cost cutting efforts made near the end of 2011 to reduce excess services and space.
Fixed non-compensation expenses for the alternative investment segment decreased $1.4 million to $32.7 million for the year ended December 31, 2012 compared with $34.1 million in 2011. Fixed non-compensation expenses for the broker-dealer segment decreased $6.7 million to $63.1 million for the year ended December 31, 2012 compared with $69.8 million in 2011.
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2012 and 2011:

	Year Ended December 31,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$339	$735	$(396)	(54)%
Professional, advisory and other fees	13,514	14,707	(1,193)	(8)%
Occupancy and equipment	20,617	23,874	(3,257)	(14)%
Depreciation and amortization	9,422	8,740	682	8%
Service fees	11,303	15,619	(4,316)	(28)%
Other	40,606	40,241	365	1%
Total	$95,801	$103,916	$(8,115)	(8)%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, decreased $16.2 million to $25.3 million for the year ended December 31, 2012 compared with $41.5 million in 2011. The decrease was primarily due to syndication costs related to a capital raise by an alternative investment asset fund in the third quarter of 2011, professional fees that were incurred in the prior year quarter relating to the potential acquisitions of Luxembourg reinsurance companies and decreased conference related expenses.
The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2012 and 2011:

	Year Ended December 31,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$9,612	$11,818	$(2,206)	(19)%
HealthCare Royalty Partners syndication costs	—	5,644	(5,644)	(100)%
Expenses related to Luxembourg reinsurance companies	2,603	8,789	(6,186)	(70)%
Marketing and business development	13,060	15,246	(2,186)	(14)%
Total	$25,275	$41,497	$(16,222)	(39)%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, increased $0.9 million to $5.5 million for the year ended December 31, 2012 compared with $4.6 million in 2011.
Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.

Year Ended December 31, 2011 Compared with the Year Ended December 30, 2010

	Year Ended December 31,
	2011			2010			Total Period-to-Period
	Alternative Investment		Total 2011	Alternative Investment		Total 2010
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$50,976	$50,976	$—	$38,965	$38,965	$12,011	31%
Brokerage	—	99,611	99,611	—	112,217	112,217	(12,606)	(11)%
Management fees	67,309	—	67,309	51,440	—	51,440	15,869	31%
Incentive income (loss)	10,366	—	10,366	9,615	—	9,615	751	8%
Investment income (loss)	33,599	7,748	41,347	50,958	8,459	59,417	(18,070)	(30)%
Other revenues	622	(7)	615	932	7	939	(324)	(35)%
Total economic income revenues	111,896	158,328	270,224	112,945	159,648	272,593	(2,369)	(1)%
Economic Income Expenses
Compensation and benefits	49,007	145,801	194,808	55,966	129,927	185,893	8,915	5%
Non-compensation expenses—Fixed	34,138	69,778	103,916	29,228	64,255	93,483	10,433	11%
Non-compensation expenses—Variable	17,085	24,412	41,497	7,338	27,022	34,360	7,137	21%
Reimbursement from affiliates	(4,602)	—	(4,602)	(7,315)	—	(7,315)	2,713	(37)%
Total economic income expenses	95,628	239,991	335,619	85,217	221,204	306,421	29,198	10%
Net economic income (loss) (before non-controlling interest)	16,268	(81,663)	(65,395)	27,728	(61,556)	(33,828)	(31,567)	93%
Non-controlling interest	(6,042)	—	(6,042)	(1,759)	—	(1,759)	(4,283)	243%
Economic income (loss)	$10,226	$(81,663)	$(71,437)	$25,969	$(61,556)	$(35,587)	$(35,850)	101%
(a) For the year ended December 31, 2011 and 2010, the Company has reflected $5.6 million and $8.7 million of investment income, respectively, and related compensation expense of $1.8 million and $2.9 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income Revenues
Total Economic Income (Loss) revenues were $270.2 million for the year ended December 31, 2011, a decrease of $2.4 million compared to Economic Income (Loss) revenues of $272.6 million for the year ended December 31, 2010. For purposes of the following section all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Management Segment
Alternative investment management segment Economic Income (Loss) revenues was $111.9 million for the year ended December 31, 2011, a decrease of $1.1 million compared to Economic Income (Loss) revenues of $113.0 million for the year ended December 31, 2010.
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

Incentive Income (Loss).    Incentive income for the segment increased $0.8 million to $10.4 million for the year ended December 31, 2011 compared to an income of $9.6 million for 2010. The increase in 2011 was primarily the result of a reversal of $6.2 million of previously accrued expenses related to subordination agreements entered into by the general partners of two real estate funds with those funds' lead investor.  The increase was partially offset by:
•$4.2 million decrease in performance fees from funds in our alternative solutions business; $2.7 million decrease in fees as a result of a spin off of our Value and Opportunity business in the second quarter of
2011; and
•$0.8 million decrease in performance fees in the Global Credit fund.
Investment Income.    Investment income for the segment decreased $17.4 million to $33.6 million for the year ended December 31, 2011, compared to income of $51.0 million for 2010. The decrease was primarily the result of a decrease in performance for the firm's invested capital as a result of generally overall poor credit and equity markets and decreased performance of real estate investments. This was offset by the increase in the recognition of deferred tax benefits of $3.5 million for 2011 as compared to 2010, pursuant to the acquisition of a Luxembourg reinsurance company, which is reflected in Investment income in our economic income.
Other Revenues.    Other revenues for the segment decreased $0.3 million to $0.6 million for the year ended December 31, 2011, compared to $0.9 million for 2010.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $158.3 million for the year ended December 31, 2011, an decrease of $1.4 million compared with Economic Income (Loss) revenues of $159.7 million for the year ended December 31, 2010.
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
Investment Income (Loss).    Investment income for the segment decreased $0.7 million to $7.8 million for the year ended December 31, 2011, compared with $8.5 million for the year ended December 31, 2010. This was primarily a result of an overall decrease in performance of the Company's trading strategy.
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
Compensation and benefits expenses for the alternative investment management segment decreased $7.0 million to $49.0 million for the year ended December 31, 2011 compared with $56.0 million in 2010. The decrease is supported by a decrease in variable compensation due to lower alternative investment management revenues in accordance with the compensation to revenue ratio. The compensation to revenue ratio was 44% for the twelve months ended 2011 compared to 50% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $15.8 million to $145.8 million for the year ended December 31, 2011 compared with $130.0 million in 2010. The increase is attributable to severance associated with the Company’s expense reduction activities in the broker-dealer business and increased headcount related to investments in new professionals. The compensation to revenue ratio was 92% for the twelve months ended 2011 compared to 81% for the prior year period.
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
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2011 and 2010:

	Year ended December 31,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$735	$1,026	$(291)	(28)%
Professional, advisory and other fees	14,707	13,366	1,341	10%
Occupancy and equipment	23,874	19,765	4,109	21%
Depreciation and amortization	8,740	11,432	(2,692)	(24)%
Service fees	15,619	15,813	(194)	(1)%
Other	40,241	32,081	8,160	25%
Total	$103,916	$93,483	$10,433	11%
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
The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2011 and 2010:

	Year ended December 31,		Period-to-Period
	2011	2010	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$11,818	$15,280	$(3,462)	(23)%
HealthCare Royalty Partners syndication costs	5,644	666	4,978	747%
Expenses related to Luxembourg reinsurance companies	8,789	4,279	4,510	105%
Marketing and business development	15,246	14,135	1,111	8%
Total	$41,497	$34,360	$7,137	21%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment management segment, decreased $2.7 million to $4.6 million for the year ended December 31, 2011 compared with $7.3 million in 2010. The decrease was mainly attributable to a decrease in assets under management associated with the funds for which the Company receives the majority of its reimbursements.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2012, we had cash and cash equivalents of $83.5 million, which includes $13.8 million held in foreign subsidiaries, and net liquid investment assets of $260.2 million.
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
As of December 31, 2012, the Company had unfunded commitments of $6.3 million pertaining to capital commitments in two real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $42.2 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through December 31, 2012, the Company has funded $31.3 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of December 31, 2012, the Company has fully funded this commitment. In September 2012, the Company committed $10.0 million to Formation 8 Partners Fund I LP as a limited partner and funded $1.5 million through December 31, 2012. The remaining capital commitment is expected to be called over a 5 year period.
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
As registered broker‑dealers, Cowen and Company, Cowen Capital (formerly known as LaBranche Capital, LLC), ATM USA and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the basic method permitted by the Rule, Cowen Capital is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 6.667% of aggregate indebtedness. ATM USA is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 6.667% of aggregate indebtedness. Cowen Equity Finance is required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2012, Cowen and Company had total net capital of approximately $32.3 million, which was approximately $31.3 million in excess of its minimum net capital requirement of $1.0 million. As of December 31, 2012, Cowen Capital had total net capital of approximately $3.2 million, which was approximately $2.2 million in excess of its minimum net capital requirement of $1.0 million. As of December 31, 2012, ATM USA had total net capital of approximately $0.3 million, which was approximately $0.3 million in excess of its minimum net capital requirement of $0.0 million. As of December 31, 2012, Cowen Equity Finance had total net capital of approximately $12.4 million which was approximately $12.2 million in excess of its minimum net capital requirement of $250,000.

Cowen and Company and Cowen Capital are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule. Similarly, ATM USA and Cowen Equity Finance LP are exempt from the provisions of Rule 15c3-3 under (k)(2)(i).
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and Cowen Capital and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company and Cowen Capital, if applicable.
Ramius UK Ltd. (“Ramius UK”) and Cowen International Limited (“CIL”) are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FSA. As of December 31, 2012, Ramius UK's Financial Resources of $0.6 million exceeded its minimum requirement of $0.2 million by $0.4 million. As of December 31, 2012, CIL's Financial Resources of $4.8 million exceeded its minimum requirement of $2.4 million by $2.4 million.
During the first quarter of 2012, due to the discontinuation of the LaBranche business, the firm decided to close the operations of Cowen International Trading Limited (“CITL”) (formerly known as LaBranche Structured Products Europe Limited), a registered broker-dealer. On March 8, 2012, CITL was de-registered from the FSA. As of March 31, 2012, CITL was no longer subject to the regulatory capital requirements of the FSA in the United Kingdom.
Cowen and Company (Asia) Limited (“CCAL”) (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of December 31, 2012, CCAL's Financial Resources of $1.5 million exceeded the minimum requirement of $0.4 million by $1.1 million.
In connection with the Company's decision to discontinue the LaBranche business, the Company decided to liquidate Cowen Structured Products Hong Kong Limited (“CSPH”) (formerly known as LaBranche Structured Products Hong Kong Limited), a registered broker-dealer. On June 11, 2012, CSPH was de-registered with the Hong Kong Securities and Futures (Financial Resources) Rules ("FRR"). As of June 30, 2012, CSPH was no longer subject to the regulatory requirements of the FRR in Hong Kong.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of December 31, 2012, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of December 31, 2012 and December 31, 2011.
There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of December 31, 2012 and December 31, 2011:

As of December 31, 2012
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.2% due on January 31, 2013 to June 25, 2013	29,039
Agreements with Barclays Capital Inc bearing interest of (0.05%) - 0.23% due on January 1, 2013	136,906
$165,945

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
$228,783
For all of the Company's holdings of Repurchase Agreements as of December 31, 2012, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements continue on a day-to-day basis.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used by operating activities of $103.9 million for the year ended December 31, 2012 was predominately related to a) cash paid related to an increase in cash held at other brokers, b) cash used to pay for year end bonuses and c) cash used to purchase short sales and cover short investments partially offset by cash received from sales of securities held at the broker dealer. Net cash provided by operating activities of $232.9 million for the year ended December 31, 2011 was predominately related to an increase in amounts receivable from brokers, cash acquired upon the acquisition of Labranche and proceeds from sales of other investments and securities owned related to proprietary capital, partially offset by cash used to pay for year end bonuses and a net loss for the year. Net cash used in operating activities of $51.6 million for the year ended December 31, 2010 was predominately related to cash payments for purchases of securities related the Company's invested capital and Consolidated Funds offset partially by proceeds from sales of securities owned by the Company and the Consolidated Funds.
Investing Activities.    Net cash provided by investing activities of $152.0 million for the year ended December 31, 2012 was primarily related to increase repurchase agreement activity partially offset by cash used for acquisitions. Net cash used in investing activities of $83.1 million for the year ended December 31, 2011 was primarily from the purchase of other investments related to the Company's invested capital and increased reverse repurchase agreement activity. Net cash used in investing activities of $109.5 million for the year ended December 31, 2010 was primarily from the purchase of other investments related to the Company's invested capital and increased reverse repurchase agreement activity.
Financing Activities.    Net cash used in financing activities for the year ended December 31, 2012 of $93.4 million was primarily related to increase repurchase agreement activity, the purchase of treasury stock and payment by the consolidated funds to investors for capital withdrawals. Net cash used in financing activities for the year ended December 31, 2011 was $57.3 million primarily related to increased repurchase activity, repayments on short term borrowings and other debt and payments by the Consolidated Funds to investors for capital withdrawals. Net cash provided by financing activities for the year ended December 31, 2010 was $50.0 million primarily related to increased repurchase agreement activity partially offset by a repayment on the line of credit and payments by the Consolidated Funds for capital withdrawals.
Short-Term Borrowings and other debt
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of December 31, 2012, the remaining balance on these capital leases was $3.9 million. Interest expense was $0.2 million, $0.2 million, and $0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, the Company has four irrevocable letters of credit, for which there is cash collateral pledged, including (i) $82,000, which expires on May 12, 2013, supporting the Company's San Francisco office, (ii) $1.2 million which expires on September 3, 2013, supporting the Company's lease of additional office space in New York, (iii) $6.7 million, which expires December 12, 2013, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit and (iv) $1 million which expires February 22, 2013, supporting the lease of additional office space in New York.
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2012 and December 31, 2011, there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of December 31, 2012:

	Total	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$110,467	$45,311	$21,428	$43,728
Service Payments	22,244	22,048	196	—
Capital leases	4,188	3,994	194	—
Aircraft	1,906	1,906	—	—
Total	$138,805	$73,259	$21,818	$43,728
Debt
Notes Payable	206	206	—	—
Total	$206	$206	$—	$—

(1)
Future contributions to the Company's defined benefit plan beyond 2012 cannot reasonably be estimated and are excluded from the table above. The Company had funded any 2012 requirements before December 31, 2012.

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
As of December 31, 2012, the clawback obligations were $6.2 million (See Notes 19 and 25).
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of December 31, 2012. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
Securities lending indemnifications
Through the Company's securities lending program, the Company can borrow and lend customers' securities, via custodial and non-custodial arrangements, to third parties. As part of this program, the Company provides a guarantee in an aggregate amount of $150 million to counterparties of the lending agreements, which protect the lender against the failure of the third-party borrower to return the lent securities in the event the Company did not obtain sufficient collateral. To minimize its liability under these indemnification agreements, the Company obtains cash or other highly liquid collateral with a market value exceeding 100% of the value of the securities on loan from the borrower. Collateral is marked to market daily to assure that collateralization is adequate. Additional collateral is called from the borrower if a shortfall exists, or collateral may be released to the borrower in the event of overcollateralization. If a borrower defaults, the Company would use the collateral held to purchase replacement securities in the market or to credit the lending customer with the cash equivalent thereof.

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
Under US GAAP, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates VOEs in which it owns a majority of the entity's voting shares or units. US GAAP also provides that a general partner of a limited partnership (or a managing member, in the case of a limited liability company) is presumed to control the partnership, and thus should consolidate it, unless a simple majority of the limited partners has the right to remove the general partner without cause or to terminate the partnership. In accordance with these standards, the Company presently consolidates eight funds deemed to be VOEs for which it acts as the general partner and investment manager.
As of December 31, 2012, the Company consolidates the following funds (the “2012 Consolidated Funds”): Ramius Enterprise LP (“Enterprise LP”), Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and RTS Global 3X Fund LP (“RTS Global 3X”). As of December 31, 2011, the Company consolidated the following funds (the “2011 Consolidated Funds”): Enterprise LP, Ramius Multi‑Strategy FOF LP (“Multi‑Strat FOF”), Ramius Vintage Multi‑Strategy FOF LP (“Vintage FOF”), Levered FOF and RTS Global 3X. Effective January 1, 2012, Multi-Strat FOF and Vintage FOF collapsed their operations into their respective master funds, Multi-Strat Master FOF and Vintage Master FOF due to a winding down decision earlier adopted by the Board of Directors of each respective funds. This resulted in the Company's voting shares or units being held directly at the master funds level and thus consolidating them. Collectively, the 2012 Consolidated Funds and the 2011 Consolidated Funds are referred to as the Consolidated Funds.
The Company also consolidates 3 investment companies; RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy and Cowen Bluebird LLC and RCG Ultragenex Holdings LLC, which are both formed to make an investment in companies that work on the development of innovative gene therapies for severe genetic disorders. The Company determined that RCG Linkem II, LLC, Cowen Bluebird LLC and RCG Ultragenix Holdings LLC are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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
However, the FASB has deferred the application of the revised consolidation model for VIEs that meet the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with investment companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset‑backed financing entity or an entity that was formerly considered a qualifying special‑purpose entity. The Company's involvement with its funds is such that all three of the above conditions are met for substantially all of the funds managed by the Company. Where the VIEs have qualified for the deferral, the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a variable interest entity and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the VIE's expected losses, receive a majority of the VIEs expected residual returns, or both. If these conditions are met, the Company is considered to be the primary beneficiary of the VIE and thus is required to consolidate it.
The Company reconsider whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2012, and 2011, the Company does not consolidate any VIEs.
As of December 31, 2012, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) (the “2012 Unconsolidated Master Fund”) through one of its Consolidated Funds, Enterprise LP. As of December 31, 2011, the Company held a variable interest in Enterprise Master, Multi‑Strat Master FOF and Vintage Master FOF (the “2011 Unconsolidated Master Funds”) through three of its Consolidated Funds: Enterprise LP, Multi‑Strat FOF and Vintage FOF (the “2011 Consolidated Feeder Funds”), respectively. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the 2012 or 2011 Unconsolidated Master Funds. Collectively the 2012 Unconsolidated Master Funds and the 2011 Unconsolidated Master Funds are referred to as the Unconsolidated Master Funds.
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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Consolidated Funds report their investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker‑dealer subsidiaries, Cowen and Company, LLC (“Cowen and Company”), Cowen Capital LLC, Cowen International Limited ("CIL"), Cowen International Trading Limited (“CITL”), Cowen and Company (Asia) Limited (“CCAL”), Ramius UK Ltd. (“Ramius UK”), ATM USA, Cowen Equity Finance LP and Cowen Structured Products Hong Kong Limited (“CSPH”), apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also has retained this specialized accounting in consolidation.

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
The Company and its operating subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investments is generally estimated based on proprietary models developed by the Company, which include discounted cash flow analysis, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the consolidated financial statements. Certain of the Company's investments are relatively illiquid or thinly traded and may not be immediately liquidated on demand if needed. Fair values assigned to these investments may differ significantly from the fair values that would have been used had a ready market for the investments existed and such differences could be material.
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
The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company has elected the fair value option for its investment in Bluebird, Ultragenyx and certain investments it holds though its operating companies.  This option has been elected because the Company believes that it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.
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
Certain positions for which trading activity may not be readily visible, consisting primarily of convertible debt, corporate debt and loans, are stated at fair value and classified within level 2. The estimated fair values assigned by management are determined in good faith and are based on available information considering, trading activity, broker quotes, quotations provided by published pricing services, counterparties and other market participants, and pricing models using quoted inputs, and do not necessarily represent the amounts which might ultimately be realized. As level 2 investments include positions that are not always traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability.
Derivative contracts—Derivative contracts can be exchange‑traded or privately negotiated over-the-counter (“OTC”). Exchange‑traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures, equity swaps and currency forwards are included within other assets on the accompanying consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the accompanying consolidated statements of financial condition.
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

•
HealthCare Royalty Partners (formerly Cowen HealthCare Royalty Partners) Funds. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners funds), management fees for the HealthCare Royalty Partners funds are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of net asset value. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

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

•
Other. The Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of up to 0.20% of assets, based on the average daily balances of the assets under management. In November 2012, we announced that the Company was no longer offering cash management services and was arranging for the transfer of the remaining cash management assets under management to another asset manager. That transfer was completed in December 2012.

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
Investment Banking
The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and clean technology.
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
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Significant Accounting Policies" in our consolidated financial statements for a discussion of recently adopted and future adoption of accounting pronouncements.
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
Impact on Incentive Income
The Company's incentive income is generally based on a percentage of the profits of the Company's various funds and managed accounts, which is impacted by global economies and market conditions as well as other factors. Consequently, incentive income cannot be readily predicted or estimated.
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
A 10% change in the fair value of the investments held by the Company's funds as of December 31, 2012 would result in a change of approximately $807 million in our assets under management and would impact management fees by approximately $4.5 million on an annual basis. This number is an estimate. The amount would be dependent on the fee structure of the particular fund or funds that experienced such a change.
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
Leverage and interest rate risk
There is no guarantee that the Company's borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Company. In addition, a decline in market value of the Company's assets may have particular adverse consequences in instances where we have borrowed money based on the market value of those assets. A decrease in market value of those assets may result in the lender (including derivative counterparties) requiring the Company to post additional collateral or otherwise sell assets at a time when it may not be in the Company's best interest to do so.
Credit risk
The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2012, the Company had recorded no liability.
Credit risk is the potential loss the Company may incur as a result of the failure of a counterparty or an issuer to make payments according to the terms of a contract. The Company's exposure to credit risk at any point in time is represented by the fair value of the amounts reported as assets at such time.
In the normal course of business, our activities may include trade execution for our clients as well as agreements to borrow or lend securities. These activities may expose us to risk arising from price volatility which can reduce clients' ability to meet their obligations. To the extent investors are unable to meet their commitments to us, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill clients' obligations.
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
Operational risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. We outsource all or a portion of certain critical business functions, such as clearing. Accordingly, we negotiate our agreements with these firms with attention focused not only on the delivery of core services but also on the safeguards afforded by back-up systems and disaster recovery capabilities. We make specific inquiries on any relevant exceptions noted in a service provider's Standards for Attestation Engagements (SSAE) No. 16, Reporting on Controls at a Service Organization report on the state of its internal controls.
Our service offerings in electronic and algorithmic trading require us to maintain consistent levels of speed and accuracy in the management of orders generated by our models. We monitor these activities on a continuous basis and do not believe that they comprise a material risk.
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
As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
For Management's report on internal control over financial reporting see page F-2, and attestation report of our independent registered public accounting firm see page F-3.
In addition, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information in the definitive proxy statement for our 2013 annual meeting of stockholders under the captions "Executive Officers," "Board of Directors," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of

Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.    Executive Compensation
The information in the definitive proxy statement for our 2013 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the definitive proxy statement for our 2013 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions
The information in the definitive proxy statement for our 2013 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information in the definitive proxy statement for our 2013 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:
1.    Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-67 hereof.
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
As of the end of the Company's 2012 fiscal year, management conducted an assessment of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2012 was effective.
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
The Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cowen Group, Inc.
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows present fairly, in all material respects, the financial position of Cowen Group, Inc. and its subsidiaries (the Company) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 7, 2013

Cowen Group, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2012 and 2011
(dollars in thousands, except share and per share data)

	As of December 31,
	2012	2011
Assets
Cash and cash equivalents	$83,538	$128,875
Cash collateral pledged	9,160	9,785
Securities owned, at fair value	624,127	744,914
Securities purchased under agreement to resell	—	166,260
Securities borrowed	408,096	—
Other investments	84,930	59,943
Receivable from brokers	71,306	56,028
Fees receivable, net of allowance	34,707	28,315
Due from related parties	21,022	17,452
Fixed assets, net of accumulated depreciation and amortization of $30,003 and $23,852, respectively	32,202	37,042
Goodwill	28,545	20,028
Intangible assets, net of accumulated amortization of $22,945 and $20,220, respectively	12,984	5,760
Other assets	16,278	25,722
Consolidated Funds
Cash and cash equivalents	3,559	297
Securities owned, at fair value	3,525	6,334
Other investments, at fair value	204,205	228,820
Other assets	292	263
Total Assets	$1,638,476	$1,535,838
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$177,937	$334,251
Securities sold under agreement to repurchase	165,945	228,783
Securities loaned	410,441	—
Payable to brokers	188,788	213,360
Compensation payable	45,752	71,223
Short-term borrowings and other debt	4,132	5,650
Fees payable	5,277	6,206
Due to related parties	662	1,914
Accounts payable, accrued expenses and other liabilities	55,425	60,759
Consolidated Funds
Capital withdrawals payable	2,891	394
Accounts payable, accrued expenses and other liabilities	414	246
Total Liabilities	1,057,664	922,786
Commitments and Contingencies (Note 19)
Redeemable non-controlling interests	85,703	104,587
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 123,740,112 shares issued and 112,447,892 outstanding as of December 31, 2012 and 119,393,640 shares issued and 114,047,637 outstanding as of December 31, 2011, respectively (including 336,895 and 576,892 restricted shares, respectively)	1,135	1,135
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	713,211	688,427
(Accumulated deficit) retained earnings	(187,865)	(163,980)
Accumulated other comprehensive income (loss)	356	(215)
Less: Class A common stock held in treasury, at cost, 11,292,220 and 5,346,003 shares as of December 31, 2012 and December 31, 2011, respectively.	(31,728)	(16,902)
Total Stockholders' Equity	495,109	508,465
Total Liabilities and Stockholders' Equity	$1,638,476	$1,535,838
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2012, 2011 and 2010
(dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Investment banking	$71,762	$50,976	$38,965
Brokerage	91,167	99,611	112,217
Management fees	38,116	52,466	38,847
Incentive income	5,411	3,265	11,363
Interest and dividends	24,608	22,306	11,547
Reimbursement from affiliates	5,239	4,322	6,816
Other revenues	3,668	1,583	1,936
Consolidated Funds
Interest and dividends	136	569	11,733
Other revenues	373	180	386
Total revenues	240,480	235,278	233,810
Expenses
Employee compensation and benefits	194,034	203,767	194,919
Floor brokerage and trade execution	14,684	16,475	17,143
Interest and dividends	11,760	8,839	8,971
Professional, advisory and other fees	16,339	33,702	14,547
Service fees	11,281	16,365	15,814
Communications	15,704	16,350	13,972
Occupancy and equipment	22,087	27,887	19,717
Depreciation and amortization	9,437	15,472	11,543
Client services and business development	14,069	16,725	14,470
Goodwill impairment	—	7,151	—
Other expenses	15,829	10,140	20,725
Consolidated Funds
Interest and dividends	22	147	3,078
Professional, advisory and other fees	1,361	2,136	3,094
Floor brokerage and trade execution	—	—	995
Other expenses	293	499	954
Total expenses	326,900	375,655	339,942
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	55,665	15,128	21,980
Bargain purchase gain	—	22,244	—
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	6,376	4,925	33,116
Net realized and unrealized gains (losses) on derivatives	877	(583)	(761)
Net gains (losses) on foreign currency transactions	(7)	53	(1,293)
Total other income (loss)	62,911	41,767	53,042
Income (loss) before income taxes	(23,509)	(98,610)	(53,090)
Income tax expense (benefit)	448	(20,073)	(21,400)
Net income (loss) from continuing operations	(23,957)	(78,537)	(31,690)
Net income (loss) from discontinued operations, net of tax	—	(23,646)	—
Net income (loss)	(23,957)	(102,183)	(31,690)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(72)	5,827	13,727
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(23,885)	$(108,010)	$(45,417)
Weighted average common shares outstanding:
Basic	114,400	95,532	73,149
Diluted	114,400	95,532	73,149
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.21)	$(0.88)	$(0.62)
Income (loss) from discontinued operations	$—	$(0.25)	$—
Diluted
Income (loss) from continuing operations	$(0.21)	$(0.88)	$(0.62)
Income (loss) from discontinued operations	$—	$(0.25)	$—
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2012, 2011 and 2010
(dollars in thousands)

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010

Net income (loss)			$(23,957)			$(102,183)			$(31,690)
Other comprehensive income (loss), net of tax:
Foreign currency translation		148			(260)			299
Defined benefit pension plans:
Prior service cost arising during the period	—			—			—
Net gain/(loss) arising during the period	403			4			220
Add: amortization of prior service cost included in net periodic pension cost	20	423		21	25		21	241
Total other comprehensive income, net of tax			571			(235)			540
Comprehensive income (loss)			$(23,386)			$(102,418)			$(31,150)

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2012, 2011 and 2010
(dollars in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2009	74,743,163	$726	$—	$483,872	$(520)	$(10,553)	$473,525	$230,825
Net income (loss)	—	—	—	—	—	(45,417)	(45,417)	13,727
Defined benefit plans	—	—	—	—	241	—	241	—
Foreign currency translation	—	—	—	—	299	—	299	—
Capital contributions	—	—	—	—	—	—	—	10,062
Capital withdrawals	—	—	—	—	—	—	—	(105,869)
Consolidation of Replication Ltd (see Note 3b)	—	—	—	—	—	—	—	409
Deconsolidation of HRP (see Note 3b)	—	—	—	—	—	—	—	(1,713)
Deconsolidation of Replication Ltd (see Note 3b)	—	—	—	—	—	—	—	(3,095)
Restricted stock awards issued	747,046	—	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	20,608	—	—	20,608	—
Balance, December 31, 2010	75,490,209	726	—	504,480	20	(55,970)	449,256	144,346
Net income (loss)	—	—	—	—	—	(108,010)	(108,010)	5,827
Defined benefit plans	—	—	—	—	25	—	25	—
Foreign currency translation	—	—	—	—	(260)	—	(260)	—
Capital contributions	—	—	—	—	—	—	—	4,038
Capital withdrawals	—	—	—	—	—	—	—	(53,094)
Consolidation of RCG Linkem II LLC	—	—	—	—	—	—	—	3,470
Restricted stock awards issued	3,053,298	—	—	—	—	—	—	—
Common stock issuance upon acquisition (see Note 2)	40,850,133	409	—	155,639	—	—	156,048	—
Purchase of treasury stock, at cost	(5,346,003)	—	(16,902)	—	—	—	(16,902)	—
Amortization of share based compensation	—	—	—	28,308	—	—	28,308	—
Balance, December 31, 2011	114,047,637	1,135	(16,902)	688,427	(215)	(163,980)	508,465	104,587
Net income (loss)	—	—	—	—	—	(23,885)	(23,885)	(72)
Defined benefit plans	—	—	—	—	423	—	423	—
Foreign currency translation	—	—	—	—	148	—	148	—
Capital contributions	—	—	—	—	—	—	—	500
Capital withdrawals	—	—	—	—	—	—	—	(20,729)
Deconsolidation of funds	—	—	—	—	—	—	—	(17,104)
Consolidation of funds	—	—	—	—	—	—	—	18,521
Restricted stock awards issued	4,346,472	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(5,946,217)	—	(14,826)	—	—	—	(14,826)	—
Amortization of share based compensation	—	—	—	24,784	—	—	24,784	—
Balance, December 31, 2012	112,447,892	$1,135	$(31,728)	$713,211	$356	$(187,865)	$495,109	$85,703

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2012, 2011 and 2010 (dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss) from continuing operations	$(23,957)	$(78,537)	$(31,690)
Net income (loss) from discontinued operations, net of tax	—	(23,646)	—
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain	—	(22,244)	—
Depreciation and amortization	9,437	26,864	11,543
Share-based compensation	24,784	28,308	20,608
Deferred rent obligations	(1,938)	(4,061)	(8,574)
Net loss on disposal of fixed assets	30	103	299
Goodwill impairment	—	7,151	—
Purchases of securities owned, at fair value	(6,257,362)	(8,953,879)	(3,415,775)
Proceeds from sales of securities owned, at fair value	6,328,288	8,726,114	2,943,376
Proceeds from sales of securities sold, not yet purchased, at fair value	4,327,700	4,690,844	2,678,922
Payments to cover securities sold, not yet purchased, at fair value	(4,456,056)	(4,553,832)	(2,556,056)
Net (gains) losses on securities, derivatives and other investments	(43,872)	(3,128)	(20,339)
Consolidated Funds
Purchases of securities owned, at fair value	(366,388)	(480,251)	(445,913)
Proceeds from sales of securities owned, at fair value	369,209	482,630	437,147
Purchases of other investments	(9,785)	(18,356)	(30,583)
Proceeds from sales of other investments	42,071	127,664	285,915
Net realized and unrealized (gains) losses on investments and other transactions	(8,608)	(4,746)	(34,316)
(Increase) decrease in operating assets:
Cash acquired upon transaction	290	117,496	—
Cash collateral pledged	625	(25)	(8,132)
Securities owned, at fair value, held at broker dealer	43,657	152,080	50,895
Securities borrowed	119,758	—	—
Receivable from brokers	405	127,995	(63,619)
Fees receivable, net of allowance	(5,642)	9,041	(9,035)
Due from related parties	(3,570)	2,388	(1,510)
Other assets	10,661	(1,388)	5,040
Consolidated Funds
Cash and cash equivalents	(2,326)	6,913	(4,024)
Other assets	1,370	469	215
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(1,301)	(157,134)	75,075
Securities loaned	(132,927)	—	—
Payable to brokers	(24,572)	46,169	81,838
Compensation payable	(29,047)	(12,107)	(4,248)
Fees payable	(985)	(3,772)	3,076
Due to related parties	(1,252)	(7,273)	1,084
Accounts payable, accrued expenses and other liabilities	(12,737)	6,652	(14,424)
Consolidated Funds
Due to related parties	25	—	—
Accounts payable, accrued expenses and other liabilities	149	(1,582)	1,652
Net cash provided by / (used in) operating activities	$(103,866)	$232,920	$(51,553)

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
(continued)	2012	2011	2010
Cash flows from investing activities:
Securities purchased under agreement to resell	$166,260	$(68,505)	$(97,755)
Purchases of other investments	(14,848)	(61,364)	(321,914)
Purchase of business (see Note 2)	(10,853)	—	—
Proceeds from sales of other investments	13,298	53,317	316,063
Purchase of fixed assets	(1,902)	(6,539)	(5,853)
Net cash provided by / (used in) investing activities	151,955	(83,091)	(109,459)
Cash flows from financing activities:
Securities sold under agreement to repurchase	(62,838)	36,618	192,165
Borrowings on short-term borrowings and other debt	—	493	8,059
Repayments on short-term borrowings and other debt	(1,518)	(26,576)	(25,663)
Purchase of treasury stock	(10,838)	(11,365)	—
Capital withdrawals to non-controlling interests in operating entities	(3,167)	(5,009)	—
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	—	4,038	10,062
Capital withdrawals to non-controlling interests in Consolidated Funds	(15,065)	(55,507)	(134,624)
Net cash provided by / (used in) financing activities	(93,426)	(57,308)	49,999
Change in cash and cash equivalents	(45,337)	92,521	(111,013)
Cash and cash equivalents at beginning of year	128,875	36,354	147,367
Cash and cash equivalents at end of year	$83,538	$128,875	$36,354

Supplemental information
Cash paid during the year for interest	$9,419	$9,007	$6,943
Cash paid during the year for taxes	$611	$871	$1,310

Supplemental non-cash information
Purchase of treasury stock, at cost, upon close of acquisition (see Note 2)	$—	$1,906	$—
Net assets acquired upon acquisition (net of cash) (see Note 2)	$9,995	$58,486	$—
Non compete agreements and covenants with limiting conditions acquired (see Note 2)	$167	$2,310	$—
Common stock issuance upon close of acquisition (see Note 2)	$—	$156,048	$—
Purchase of treasury stock, at cost, through net settlement (see Note 21)	$3,988	$3,631	$—
Net assets of consolidated entities	$18,521	$3,470	$—
Net assets of deconsolidated entities	$17,104	$—	$6,816
Net settlement of cash collateral pledged with repayments on the line of credit	$—	$—	$6,746
Assets acquired under capital lease obligations	$—	$—	$6,337
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Notes to Consolidated Financial Statements
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, market-making and sales and trading services through its two business segments: alternative investment and broker-dealer. The Company's alternative investment segment includes hedge funds, replication products, mutual funds, managed futures funds, funds of funds, real estate and healthcare royalty funds, offered primarily under the Ramius name. The broker-dealer segment offers research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs") and clean technology sectors, primarily under the Cowen name.
2. Acquisitions
During the year ended December 31, 2012, the Company completed two acquisitions that were not individually material but material in the aggregate. On April 5, 2012, the Company completed its acquisition of all of the outstanding interests in ATM USA, LLC ("ATM USA"), Algorithmic Trading Management, LLC ("ATM LLC") and Algo Trading Management Inc. ("ATM INC") (collectively the “ATM Group”), a provider of global, multi-asset class algorithmic execution trading models. On November 1, 2012, the Company also completed the acquisition of the outstanding interests in KDC Securities, LP (renamed subsequent to the acquisition to "Cowen Equity Finance LP"), a securities lending business. KDC Securities, LP was the broker-dealer subsidiary of Kellner Capital, LLC, an alternative investment manager. Post acquisition, the ATM Group and Cowen Equity Finance LP are included in the broker-dealer segment.
These acquisitions were completed in accordance with their respective agreements for cash of $10.9 million and contingent consideration of $8.1 million in the aggregate. In accordance with the terms of the purchase agreements, the Company is required to pay to the sellers a portion of future net profits of the businesses, if certain revenue targets are achieved over the period through October 2016. The Company estimated the contingent consideration using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts can range from $5.0 million to $13.4 million.
The acquisitions were accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). As such, results of operations for the ATM Group and Cowen Equity Finance LP are included in the accompanying consolidated statements of operations since the dates of the respective acquisitions, and the assets acquired, liabilities assumed and the resulting goodwill were recorded at their fair values within their respective line items on the accompanying consolidated statement of financial condition (see Note 10). Goodwill in the amount of $2.2 million is deductible for tax purposes.
The following table summarizes the aggregate preliminary purchase price allocation of net tangible and intangible assets acquired during the year ended December 31, 2012:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)
Cash and cash equivalents	$290
Securities owned, at fair value	17
Securities borrowed	527,854
Receivable from brokers	15,682
Fees receivable	751
Intangibles	9,782
Other assets	136
Securities loaned	(543,369)
Compensation payable	(11)
Fees payable	(56)
Unfavorable lease liability	(91)
Accounts payable, accrued expenses and other liabilities	(700)
Total net assets acquired	$10,285
Non compete agreements	167
Goodwill/(Bargain purchase gain) on transactions	8,517
Total purchase price	$18,969
The Company believes that all of the acquired receivables as reflected above in the allocation of the purchase price are recorded at fair value.
The Company recognized approximately $0.3 million of acquisition-related costs, including legal, accounting, and valuation services, for the year ended December 31, 2012. These costs are included in professional, advisory and other fees and other expenses in the accompanying consolidated statements of operations.
Included in the accompanying consolidated statements of operations for the year ended December 31, 2012 are revenues of $6.2 million and net loss of $1.6 million related to the combined ATM Group and Cowen Equity Finance LP results of operations.
LaBranche & Co Inc.
The acquisition of LaBranche & Co Inc. ("LaBranche") by the Company was consummated pursuant to the terms of the Agreement and Plan of Merger ("Merger Agreement"), dated as of February 16, 2011, after the market close on June 28, 2011. LaBranche Capital, LLC ("LCAP"), which was renamed Cowen Capital LLC following consummation of the acquisition, was a wholly owned subsidiary of LaBranche and is now a wholly-owned subsidiary of the Company. LCAP is a registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member firm that operates as a market-maker in ETFs, engages in hedging activities in options, exchange traded funds ("ETFs"), structured notes, foreign currency securities and futures related to its market-making operations and also conducts principal trading activities in these securities. Prior to the acquisition, LaBranche discontinued certain operations in its market-making segment, including upstairs options market-making on various exchanges and electronic market-making in the International Securities Exchange. As of the close of market on June 28, 2011, LaBranche stock was delisted and no longer trades on the New York Stock Exchange.
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
The acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. In this case, the acquisition was accounted for as an acquisition by Cowen of LaBranche. As such, results of operations for LaBranche are included in the accompanying consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their estimated fair values. The fair value of Cowen shares issued to LaBranche shareholders was the purchase consideration for the acquisition. Based on the June 28, 2011 purchase price allocation, the fair value of the net identifiable assets acquired and liabilities assumed amounted to $176.0 million (excluding $2.3 million non-compete agreements and covenants with limiting conditions acquired), exceeding the fair value of the purchase price of $156.0 million. As a result, the Company recognized a nonrecurring bargain purchase gain of approximately $22.2 million in the second quarter of 2011, which is included in other income in the accompanying consolidated statements of operations for the

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

twelve months ended December 30, 2011. The purchase consideration (the Exchange Ratio) was determined based on the stock price of Cowen on June 28, 2011, the purchase price allocation based on the fair value of LaBranche's net assets at acquisition date reflected in these accompanying consolidated financial statements and has resulted in a bargain purchase gain.
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
The Company recognized approximately $3.3 million of acquisition-related costs, including legal, accounting, and valuation services, for the year ended December 31, 2011. These costs are included in professional, advisory and other fees and other expenses in the accompanying consolidated statements of operations.
As of the acquisition date, the estimated fair value of the Company's intangibles, as acquired through the acquisition, was $2.8 million. In addition, non-compete agreements and covenants with limiting conditions for the amount of $2.3 million were negotiated as part of the acquisition, which have been recognized separately from the acquisition of assets and liabilities assumed in accordance with US GAAP. The total non-compete agreements and covenants with limiting conditions acquired of $2.5 million have been included within intangible assets, net in the accompanying consolidated statements of financial condition. The allocation of the intangibles' amortization expense for the twelve months ended December 31, 2012 and estimated amortization expense in future years are shown in Note 10 "Goodwill and Intangible Assets".
During the fourth quarter of 2011, the subsidiaries acquired through the LaBranche acquisition were discontinued (See Note 4). As a result, no unaudited supplemental proforma information is presented.
3. Significant Accounting Policies

a.	Basis of presentation
These consolidated financial statements are prepared in accordance with US GAAP as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated on consolidation. Certain fund entities that are consolidated in these accompanying consolidated financial statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to their specialized accounting.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Under US GAAP, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates VOEs in which it owns a majority of the entity's voting shares or units. US GAAP also provides that a general partner of a limited partnership (or a managing member, in the case of a limited liability company) is presumed to control the partnership, and thus should consolidate it, unless a simple majority of the limited partners has the right to remove the general partner without cause or to terminate the partnership. In accordance with these standards, the Company presently consolidates eight funds deemed to be VOEs for which it acts as the general partner and investment manager.
As of December 31, 2012, the Company consolidates the following funds (the “2012 Consolidated Funds”): Ramius Enterprise LP (“Enterprise LP”), Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and RTS Global 3X Fund LP (“RTS Global 3X”). As of December 31, 2011, the Company consolidated the following funds (the “2011 Consolidated Funds”): Enterprise LP, Ramius Multi‑Strategy FOF LP (“Multi‑Strat FOF”), Ramius Vintage Multi‑Strategy FOF LP (“Vintage FOF”), Levered FOF and RTS Global 3X. Effective January 1, 2012, Multi-Strat FOF and Vintage FOF collapsed their operations into their respective master funds, Multi-Strat Master FOF and Vintage Master FOF due to a winding down decision earlier adopted by the Board of Directors of each respective funds. This resulted in the Company's voting shares or units being held directly at the master funds level and thus consolidating them. Collectively, the 2012 Consolidated Funds and the 2011 Consolidated Funds are referred to as the Consolidated Funds.
The Company also consolidates three investment companies; RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy and Cowen Bluebird LLC and RCG Ultragenex Holdings LLC, which are both formed to make an investment in companies that work on the development of innovative gene therapies for severe genetic disorders. The Company determined that RCG Linkem II, LLC, Cowen Bluebird LLC and RCG Ultragenix Holdings LLC are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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
However, the FASB has deferred the application of the revised consolidation model for VIEs that meet the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with investment companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset‑backed financing entity or an entity that was formerly considered a qualifying special‑purpose entity. The Company's involvement with its funds is such that all three of the above conditions are met for substantially all of the funds managed by the Company. Where the VIEs have qualified for the deferral, the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which the Company

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

holds a variable interest is a variable interest entity and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the VIE's expected losses, receive a majority of the VIEs expected residual returns, or both. If these conditions are met, the Company is considered to be the primary beneficiary of the VIE and thus is required to consolidate it.
The Company reconsider whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2012, and 2011, the Company does not consolidate any VIEs.
As of December 31, 2012, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) (the “2012 Unconsolidated Master Fund”) through one of its Consolidated Funds, Enterprise LP. As of December 31, 2011, the Company held a variable interest in Enterprise Master, Multi‑Strat Master FOF and Vintage Master FOF (the “2011 Unconsolidated Master Funds”) through three of its Consolidated Funds: Enterprise LP, Multi‑Strat FOF and Vintage FOF (the “2011 Consolidated Feeder Funds”), respectively. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the 2012 or 2011 Unconsolidated Master Funds. Collectively the 2012 Unconsolidated Master Funds and the 2011 Unconsolidated Master Funds are referred to as the Unconsolidated Master Funds.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily funds and real estate entities for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate any of these funds or real estate entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services. (See Note 6 for additional disclosures on VIEs)
Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.
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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Consolidated Funds report their investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker‑dealer subsidiaries, Cowen and Company, LLC (“Cowen and Company”), Cowen Capital LLC, Cowen International Limited ("CIL"), Cowen International Trading Limited (“CITL”), Cowen and Company (Asia) Limited (“CCAL”), Ramius UK Ltd. (“Ramius UK”), ATM USA, Cowen Equity Finance LP and

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Cowen Structured Products Hong Kong Limited (“CSPH”), apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also has retained this specialized accounting in consolidation.

c.	Use of estimates
The preparation of the accompanying consolidated financial statements in conformity with US GAAP requires the management of the Company to make estimates and assumptions that affect the fair value of securities and other investments, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements, the accounting for goodwill and identifiable intangible assets and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

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
The Company and its operating subsidiaries act as the manager for the Consolidated Funds. Both the Company and the Consolidated Funds hold certain investments which are valued by the Company, acting as the investment manager. The fair value of these investments is generally estimated based on proprietary models developed by the Company, which include discounted cash flow analysis, public market comparables, and other techniques and may be based, at least in part, on independently sourced market information. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions used in these models, and the timing and actual values realized with respect to investments could be materially different from values derived based on the use of those estimates. The valuation methodologies applied impact the reported value of the Company's investments and the investments held by the Consolidated Funds in the consolidated financial statements. Certain of the Company's investments are relatively illiquid or thinly traded and may not be immediately liquidated on demand if needed. Fair values assigned to these investments may differ significantly from the fair values that would have been used had a ready market for the investments existed and such differences could be material.

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
The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company has elected the fair value option for its investment in Bluebird, Ultragenyx and certain investments it holds though its operating companies.  This option has been elected because the Company believes that it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.
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
Certain positions for which trading activity may not be readily visible, consisting primarily of convertible debt, corporate debt and loans, are stated at fair value and classified within level 2. The estimated fair values assigned by management are determined in good faith and are based on available information considering, trading activity, broker quotes, quotations provided by published pricing services, counterparties and other market participants, and pricing models using quoted inputs, and do not necessarily represent the amounts which might ultimately be realized. As level 2 investments include positions that are not always traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability.
Derivative contracts—Derivative contracts can be exchange‑traded or privately negotiated over-the-counter (“OTC”). Exchange‑traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures, equity swaps and currency forwards are included within other assets on the accompanying consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the accompanying consolidated statements of financial condition.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company may advance amounts and pay certain expenses on behalf of employees of the Company or other affiliates of the Company. These amounts settle in the ordinary course of business. Such amounts are included in due from and due to related parties, respectively, on the accompanying consolidated statements of financial condition.

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

h.	Securities borrowed and securities loaned
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned.The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

i.	Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of December 31, 2012 and 2011, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of December 31, 2012 and 2011.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

j.    Fixed Assets
Fixed assets are stated at cost less accumulated depreciation or amortization. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or lease term. When the Company commits to a plan to abandon fixed assets or leasehold improvements before the end of its original useful life, the estimated depreciation or amortization period is revised to reflect the shortened useful life of the asset. Other fixed assets are depreciated on a straight-line basis over their estimated useful lives.

Asset	Depreciable Lives	Principal Method
Telephone and computer equipment	3-5 years	Straight-line
Computer software	3-5 years	Straight-line
Furniture and fixtures	3-8 years	Straight-line
Leasehold improvements	1-11 years	Straight-line
Capitalized lease asset	5 years	Straight-line

k.	Goodwill and intangible assets
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
In accordance with US GAAP, the Company tests goodwill for impairment on an annual basis, at December 31st each year, or at an interim period if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under US GAAP, the Company tests goodwill for impairment by assessing the qualitative factors including, macroeconomic environment, industry and market specific conditions, financial performance and events specific to the reporting unit to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on the results of the qualitative assessment the Company performs the two-step goodwill impairment test. The first step requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds the fair value, there is an indication that the related goodwill might be impaired and the step two is performed to measure the amount of impairment, if any.
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
Intangible assets with finite lives are amortized over their estimated average useful lives. The Company does not have any intangible assets deemed to have indefinite lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group's carrying value may not be fully recoverable. Similar to goodwill impairment test, an impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized in the accompanying consolidated statements of operations if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.
l.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company recorded a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition, as of December 31, 2012 and 2011 is $13.8 million and $15.3 million, respectively.
m.    Legal reserves
In accordance with US GAAP, the Company establishes reserves for contingencies when the Company believes that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company discloses a contingency if there is at least a reasonable possibility that a loss may have been incurred and there is no reserve for the loss because the conditions above are not met. The Company's disclosure includes an estimate of the reasonably possible loss or range of loss for those matters, for which an estimate can be made. Neither reserve nor disclosure is required for losses that are deemed remote.

n.	Capital withdrawals payable
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

o.	Redeemable non-controlling interests in consolidated subsidiaries
Redeemable non-controlling interests represent the pro rata share of the book value of the financial positions and results of operations attributable to the other owners of the consolidated subsidiaries. Redeemable non-controlling interests related to Consolidated Funds are generally subject to annual, semi-annual or quarterly withdrawals or redemptions by investors in these funds, sometimes following the expiration of a specified period of time (generally one year), or may only be withdrawn subject to a redemption fee (generally ranging from 1% to 5%). Likewise, non-controlling interests related to certain other consolidated entities are generally subject to withdrawal, redemption, transfer or put/call rights that permit such non-controlling investors to withdraw from the entities on varying terms and conditions. Because these non-controlling interests are redeemable at the option of the non-controlling interests, they have been classified as temporary equity in the accompanying consolidated statements of financial condition. When redeemed amounts become legally payable to investors on a current basis, they are reclassified as a liability.

p.	Treasury stock
In accordance with the US GAAP relating to repurchases of an entity's own outstanding common stock, the Company records the purchases of stock held in treasury at cost and reports them separately as a deduction from total stockholders' equity on the accompanying consolidated statements of financial condition and changes in equity.

q.	Comprehensive income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company's other comprehensive income (loss) is comprised of valuation adjustments to the Company's defined benefit plans and foreign currency cumulative translation adjustments.

r.	Revenue recognition
The Company's principal sources of revenue are derived from two segments: an alternative investment management segment and a broker-dealer segment, as more fully described below.
Our alternative investment management segment generates revenue through three principal sources: management fees, incentive income and investment income from the Company's own capital.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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

•
HealthCare Royalty Partners (formerly Cowen HealthCare Royalty Partners) Funds. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners funds), management fees for the HealthCare Royalty Partners funds are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of net asset value. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

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

•
Other. The Company also provides other investment advisory services. Other management fees are primarily earned from the Company's cash management business and range from annual rates of up to 0.20% of assets, based on the average daily balances of the assets under management. In November 2012, we announced that the Company was no longer offering cash management services and was arranging for the transfer of the remaining cash management assets under management to another asset manager. That transfer was completed in December 2012.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have carried forward from prior years. For the products we offer, incentive

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

income earned is typically 20% for hedge funds and 10% for fund of funds and alternative solutions products (in certain cases on performance in excess of a benchmark), generally, of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However in certain real estate funds, the Company is entitled to receive incentive fees earlier provided that the investors have received their preferred return on a current basis. These funds are subject to a potential clawback of that incentive income upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HRP Funds is earned only after investors receive a full return of their capital plus a preferred return.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of the US GAAP. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in the accompanying consolidated statement of operations may be subject to reversal based on subsequent negative performance of the funds prior to the conclusion of the fiscal year, when all contingencies have been resolved.
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
Investment Banking
The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, REITs and clean technology.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.
Brokerage
Brokerage revenue consists of commissions, principal transactions, net and equity research fees.

•
Commissions. Commission revenue includes fees from executing client transactions. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. Commission revenues also includes fees from making algorithms available to client. During the years ended December, 2012, 2011 and 2010, the Company earned $63.0 million, $66.0 million and $69.3 million of revenues from commissions, respectively.

•
Principal transactions, net. Principal transaction, net revenue includes net trading gains and losses from the Company's market-making activities in fixed income and over-the-counter equity securities, listed options trading, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration. During the years ended December, 2012, 2011 and 2010, the Company earned $22.5 million, $27.1 million and $36.1 million of revenues from principal transactions, net, respectively.

•
Equity research fees. Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured. During the years ended December, 2012, 2011 and 2010, the Company earned $5.7 million, $6.5 million and $6.8 million of revenues from equity research fees, respectively.

Interest and dividends
Interest and dividends are earned by the Company from various sources. The Company receives interest and dividends primarily from investments held by its Consolidated Funds and its brokerage balances from invested capital and from its security lending program. Interest is recognized on an accrual basis and interest income is recognized on the debt of those issuers that is deemed collectible. Interest income and expense includes premiums and discounts amortized and accreted on debt investments based on criteria determined by the Company using the effective yield method, which assumes the reinvestment of all interest payments. Dividends are recognized on the ex-dividend date.
Reimbursement from affiliates
The Company allocates, at its discretion, certain expenses incurred on behalf of its hedge fund, fund of funds and real estate businesses. These expenses relate to the administration of such subsidiaries and assets that the Company manages for its funds. In addition, pursuant to the funds' offering documents, the Company charges certain allowable expenses to the funds, including charges and personnel costs for legal, compliance, accounting, tax compliance, risk and technology expenses that directly relate to administering the assets of the funds. Such expenses that have been reimbursed at their actual costs are included in the accompanying consolidated statements of operations as employee compensation and benefits, professional, advisory and other fees, communications, occupancy and equipment, client services and business development and other.

s.	Investments transactions and related income/expenses
Purchases and sales of securities, net of commissions, and derivative contracts, and the related revenues and expenses are recorded on a trade date basis with net trading gains and losses included as a component of net gains (losses) on securities, derivatives and other investments, and with respect to the Consolidated Funds and other real estate entities as a component of net realized and unrealized gains (losses) on investments and other transactions and net realized and unrealized gains (losses) on derivatives, in the accompanying consolidated statements of operations.

t.	Share-based compensation
The Company accounts for its share-based awards granted to individuals as payment for employee services in accordance with US GAAP and values such awards based on grant date fair value. Unearned compensation associated with share-based

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

awards is amortized over the vesting period of the option or award. The Company estimates forfeiture for equity-based awards that are not expected to vest. See Note 15 for further information regarding the Company's share-based compensation plans.

u.	Employee benefit plans
The Company recognizes, in its accompanying consolidated statements of financial condition, the funded status of its defined benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation The Company recognizes changes in the funded status of a defined benefit plan within accumulated other comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. See Note 16 for further information regarding the Company's defined benefit plans.

v.	Leases
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

w.	Income taxes
The Company accounts for income taxes in accordance with ASC 740 which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized.
ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, requiring the Company to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company recognizes accrued interest and penalties related to its uncertain tax positions as a component of income tax expense.
In accordance with federal and state tax laws, the Company and its subsidiaries file consolidated federal, state, and local income tax returns as well as stand‑alone state and local tax returns. The Company also has subsidiaries that are resident in foreign countries where tax filings generally have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries in the consolidated statement of operations. The countries where the Company owns subsidiaries are the United Kingdom, Germany, Luxembourg, Japan, Hong Kong, and China. Income tax expense/(benefit) for the years ended December 31, 2011 and 2010 includes deferred tax benefits following acquisitions of Luxembourg reinsurance companies (See Note 18).

x.	Foreign currency transactions
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
For subsidiaries that have designated the U.S. Dollar as their functional currency, securities and other assets and liabilities denominated in foreign currencies are translated into U.S. Dollar amounts at the date of valuation. Purchases and sales of securities and other assets and liabilities and the related income and expenses denominated in foreign currencies are translated into U.S. Dollar amounts on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on these balances from fluctuations arising from changes in market prices of securities and other assets/liabilities held or sold. Such fluctuations are included in the accompanying consolidated statements of operations as a component of net gains (losses) on securities, derivatives and other investments. Gains and losses primarily relating to foreign currency broker balances are included in net gains (losses) on foreign currency transactions in the accompanying consolidated statements of operations.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

y.    New accounting pronouncements
Recently issued accounting pronouncements
In February 2013, the FASB issued amended guidance which requires the entity to present amounts reclassified out of accumulated other comprehensive income by component. The amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance further requires the entity to disclose the effect of these reclassifications on net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company is currently assessing the impact of this guidance on its accompanying consolidated financial statements.
In July 2012, the FASB issued guidance for testing indefinite-lived intangible assets for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The update does not revise the requirement to test indefinite-lived intangible assets annually for impairment, or more frequently if deemed appropriate. The new guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company as it does not currently have any indefinite-lived intangible assets.
In December 2011, the FASB issued amended guidance which will enhance disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued amended guidance to clarify the specific instruments that should be considered in these disclosures. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company already discloses the derivative transactions and repurchase / resale agreements on a gross basis on the accompanying consolidated statements of financial condition and is currently evaluating the impact of the other disclosure requirements required under the amended guidance.
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
4. Discontinued Operations
During the fourth quarter of 2011, the Company discontinued the operations of subsidiaries acquired through the LaBranche acquisition (See Note 2). These subsidiaries were not meeting the Company's expectations as to their results of operations and not generating positive cash flows. The subsidiaries comprised of market making operations for exchange traded funds in the US, Europe and Asia which were included in the broker-dealer segment. The results of operations and cash flows for these subsidiaries were eliminated from the Company's ongoing operations and the Company has no continuing

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

involvement in these operations. In accordance with US GAAP, the Company reclassified and reported the results of operations related to these subsidiaries in discontinued operations for the year ended December 31, 2011.
The results of operations related to the Company's discontinued operations for the year ended December 31, 2011 are summarized below:

For the Period June 28, 2011 through December 31, 2011
(dollars in thousands)
Total revenues, net of interest expense	$2,899
Loss from discontinued operations	(24,075)
Income tax expense/(benefit)	(429)
Loss from discontinued operations, net of taxes	(23,646)
5. Cash collateral pledged
As of December 31, 2012 and 2011, cash collateral pledged in the amount of $9.2 million and $9.8 million, respectively, primarily relates to (a) a bond held as collateral on a letter of credit and (b) letters of credit issued to the landlord of the Company's premises in New York City (see Note 20). Also included in cash collateral pledged as of December 31, 2011 is $0.5 million relating to an agreement that the Company had with Société Générale to cover the costs of litigation matters included in the agreement. This amount was subsequently released in April 2012 in connection with the settlement of the matter to which it related.
6. Investments of Operating Entities and Consolidated Funds

a.	Operating Entities
Securities owned, at fair value
Securities owned, at fair value are held by the Company and are considered held for trading. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.
As of December 31, 2012 and 2011, securities owned, at fair value consisted of the following:

	As of December 31,
	2012	2011
	(dollars in thousands)
U.S. Government securities (a)	$137,478	$182,868
Preferred stock	2,332	250
Common stocks	259,292	250,130
Convertible bonds (b)	6,202	18,130
Corporate bonds (c)	193,078	231,864
Options	20,546	55,699
Warrants and rights	2,354	2,759
Mutual funds	2,845	3,214
	$624,127	$744,914

(a)
As of December 31, 2012, maturities ranged from November 2013 to November 2022 and interest rates ranged between 0.25% and 5.95%. As of December 31, 2011, maturities ranged from November 2013 to November 2021 and interest rates ranged between 0.25% and 8%.

(b)	As of December 31, 2012, maturities ranged from May 2014 to July 2014 with an interest rate of 5.00%. As of December 31, 2011, the maturity was August 2027 with an interest rate of 2.75%.

(c)
As of December 31, 2012, maturities ranged from January 2013 to February 2041 and interest rates ranged between 3.09% and 12.50%. As of December 31, 2011, maturities ranged from January 2012 to February 2041 and interest rates ranged between 3.13% and 13.50%.

The Company's direct involvement with derivative financial instruments includes credit default swaps, futures, equity swaps, options and warrants and rights. Open equity positions in futures transactions are recorded as receivables from and payables to broker‑dealers or clearing brokers, as applicable. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

currency movements and changes in the liquidity of markets. The Company's overall exposure to financial derivatives is limited. The Company's long exposure to futures, equity swaps and currency forward derivative contracts, at fair value, as of December 31, 2012 and 2011 of $0.2 million and $0.8 million, respectively, is included in other assets in the accompanying consolidated statements of financial condition. The Company's short exposure to futures, equity swap and currency forward derivative contracts, at fair value, as of December 31, 2012 and 2011 of $1.0 million and $0.8 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. The realized and unrealized gains/(losses) related to derivatives trading activities for the years ended December 31, 2012, 2011 and 2010, were $7.8 million, $7.0 million, and $1.9 million respectively, and are included in other income in the accompanying consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of December 31, 2012 and 2011, collateral consisting of $6.7 million and $8.1 million of cash, respectively, is included in receivable from brokers on the accompanying consolidated statements of financial condition. As of December 31, 2012 and 2011 all derivative contracts were with multiple major financial institutions.
Other investments
As of December 31, 2012 and 2011, other investments consisted of the following:

	As of December 31,
	2012	2011
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$55,898	$40,350
(2) Real estate investments, at fair value	1,864	2,353
(3) Equity method investments	26,462	16,687
(4) Lehman claims, at fair value	706	553
	$84,930	$59,943

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of December 31, 2012 and 2011, included the following:

	As of December 31,
	2012	2011
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$7,866	$6,297
HealthCare Royalty Partners II (a)(*)	6,415	1,521
Ramius Global Credit Fund LP (b)(*)	14,196	11,790
Ramius Alternative Replication Ltd (c)(*)	—	837
Tapestry Investment Co PCC Ltd (d)	194	185
Ramius Enhanced Replication Fund LLC (e)(*)	—	337
Starboard Value and Opportunity Fund LP (f)(*)	15,706	11,123
Formation 8 Partners Fund I (g)	1,500	—
RCG LV Park Lane LLC (h)	708	—
Other private investment (i)	7,826	7,415
Other affiliated funds (j)(*)	1,487	845
	$55,898	$40,350
* These portfolio funds are affiliates of the Company
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted for HealthCare Royalty Partners (formerly Cowen HealthCare Royalty Partners), HealthCare Royalty Partners II (formerly Cowen HealthCare Royalty Partners II) and Starboard Value and Opportunity Fund LP in Note 19.

(a)	HealthCare Royalty Partners and HealthCare Royalty Partners II are private equity funds and therefore distributions will be made when the underlying investments are liquidated.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(b)	Ramius Global Credit Fund LP has a quarterly redemption policy with a 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

(c)	Ramius Alternative Replication Ltd has monthly redemption policy with a seven day notice period.

(d)	Tapestry Investment Company PCC Ltd is in the process of liquidation and redemptions will be made periodically at the investment managers' decision as the underlying investments are liquidated.

(e)	Ramius Enhanced Replication Fund LLC has monthly redemption policy with a seven day notice period.

(f)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon ninety days notice.

(g)
Formation 8 Partners Fund I is a private equity fund which invests in equity of early stage and growth transformational IT and energy technology companies. Distributions will be made when the underlying investments are liquidated.

(h)
RCG LV Park Lane LLC  is a single purpose entity formed to participate in a joint venture which acquired, at a discount, the mortgage notes on a portfolio of multifamily real estate properties located in Birmingham, Alabama.  RCG LV Park Lane LLC is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(i)	Other private investment represents the Company's closed end investment in a wireless broadband communication provider in Italy.

(j)	The majority of these funds are real estate fund affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Real estate investments, at fair value
Real estate investments as of December 31, 2012 and 2011 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $1.9 million and $1.6 million, respectively, and real estate debt investments held by the Company of $0 million and $0.8 million, respectively.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2012	2011
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,954	$1,980
HealthCare Royalty GP, LLC (formerly Cowen HealthCare Royalty GP, LLC)	642	513
HealthCare Royalty GP II, LLC (formerly Cowen HealthCare Royalty GP II, LLC)	1,086	258
CBOE Stock Exchange, LLC	2,058	2,423
Starboard Value LP	12,757	3,693
RCG Longview Partners, LLC	1,535	1,569
RCG Longview Louisiana Manager, LLC	1,866	1,140
RCG Urban American, LLC	1,380	1,258
RCG Urban American Management, LLC	545	1,096
RCG Longview Equity Management, LLC	285	557
Urban American Real Estate Fund II, L.P.	1,636	1,541
RCG Kennedy House, LLC	377	323
Other	341	336
	$26,462	$16,687
As of December 31, 2012 and 2011, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million. All such amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.
The Company's income (loss) from equity method investments was $15.6 million, $5.4 million, and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the years ended December 31, 2012, 2011 and 2010, respectively.
For the period ended December 31, 2012, certain of the Company's equity method investments have met the significance criteria as defined under SEC guidance. As such, the Company is required to present aggregated summarized financial information of its equity method investments. The aggregated summarized financial information of the Company's equity method investments is as follows:

	December 31,
	2012	2011
	(dollars in thousands)
Assets	$498,557	$173,259
Liabilities	20,170	26,016
Equity	$478,387	$147,243

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Revenues	$77,502	$28,669	$19,552
Less: Expenses	61,727	42,959	20,031
Net realized and unrealized gains (losses)	5,575	9,365	1,969
Net Income	$21,350	$(4,925)	$1,490

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(4)	Lehman Claims, at fair value
Lehman Brothers International (Europe) (“LBIE”), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the “Administration”) in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The status and ultimate resolution of the assets under LBIE's Administration proceedings is uncertain. The assets which the Company believed were held at LBIE at the time of Administration (the “Total Net Equity Claim”) consisted of $1.0 million, which the Company believed would represent an unsecured claim against LBIE. On November 2, 2012, the Company executed a Claims Determination Deed with respect to this claim.  By entering into this deed, the Company and LBIE reached agreement on the amount of the Company's unsecured claim, which was agreed to be approximately $0.9 million.  As a result of entering into this deed, the Company is entitled to participate in dividends to unsecured creditors of LBIE and at the end of November 2012 the Company received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.2 million. This does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 6b(2). The Company does not know the timing with respect to future dividends to unsecured creditors or the ultimate value that will be received.
Given the fact that LBIE has begun to make distributions to unsecured creditors and the increased trading levels for unsecured claims of LBIE, the Company decided to record the estimated fair value of the Total Net Equity Claim at par as of December 31, 2012 and at a 47% discount as of December 31, 2011, which represented management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the “Estimated Recoverable Lehman Claim”). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual recovery that may ultimately be received by the Company with respect to the pending LBIE claim is not known and could be different from the estimated value assigned by the Company. (See Note 6b(2)).
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of December 31, 2012 and 2011 securities sold, not yet purchased, at fair value consisted of the following:

	As of December 31,
	2012	2011
	(dollars in thousands)
U.S. Government securities (a)	$—	$165,197
Common stocks	168,797	123,877
Corporate bonds (b)	61	1,529
Options	9,076	43,648
Warrants and rights	3	—
	$177,937	$334,251

(a)	As of December 31, 2011, maturities ranged from September 2013 to January 2040 and interest rates ranged between 0.13% and 7.41%.

(b)
As of December 31, 2012, the maturity was January 2026 with an interest rate of 5.55%. As of December 31, 2011, maturities ranged from December 2016 to January 2026 and interest rates ranged between 5.55% and 9.50%.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Securities purchased under agreements to resell and securities sold under agreements to repurchase
The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of December 31, 2012 and 2011:

As of December 31, 2012
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.2% due on January 31, 2013 to June 25, 2013	29,039
Agreements with Barclays Capital Inc bearing interest of (0.05%) - 0.23% due on January 1, 2013	136,906
$165,945

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
$228,783
For all of the Company's holdings of Repurchase Agreements as of December 31, 2012, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements rolls over on a day-to-day basis.
Transactions involving purchases of securities under agreements to resell are carried at their contract value which approximates fair value. These fair value measurement would be categorized as level 1 within the fair value hierarchy. As of December 31, 2012 the Company held no collateral. As of December 31, 2011, the fair value of the collateral received by the Company, consisting of government and corporate bonds, was $166.7 million.
Transactions involving the sale of securities under Repurchase Agreements are carried at their contract value, which approximates fair value, and are accounted for as collateralized financings. In connection with these financings, as of December 31, 2012 and 2011, the Company had pledged collateral, consisting of government and corporate bonds, in the amount of $173.7 million and $243.1 million, respectively, which is included in securities owned, at fair value in the accompanying consolidated statements of financial condition.
Securities lending and borrowing transactions
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned.The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis. In the case where the fair value basis of accounting is elected, any resulting change in fair value is reported in trading revenues. Accrued interest income and expense are recorded in the same manner as under the accrual method. At December 31, 2012, the Company does not have any securities lending transactions for which fair value basis of accounting was elected.
The Company has loaned to brokers and dealers, securities having a market value of $388.4 million.  In addition, the Company has borrowed from brokers and dealers, securities having a market value of $391.6 million.
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $1.4 billion and $22.8 million as of December 31, 2012 and $0.8 billion and $66.1 million as of December 31, 2011, respectively. In addition, the maximum exposure relating to these variable interest entities as of December 31, 2012 was $220.9 million, and as of December 31, 2011 was $250.9 million, all of

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

which is included in other investments, at fair value in the Company's consolidated statements of financial condition. The exposure to loss primarily relates to the respective 2012 or 2011 Consolidated Feeder Funds' investment in their respective 2012 or 2011 Unconsolidated Master Funds as of December 31, 2012 and 2011.
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

b.	Consolidated Funds
Securities owned, at fair value
As of December 31, 2012 and 2011 securities owned, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2012	2011
	(dollars in thousands)
Government sponsored securities (a)	$1,911	$2,006
Commercial paper (b)	1,614	3,927
Corporate bond (c)	—	401
	$3,525	$6,334

(a)
As of December 31, 2012, maturities ranged from August 2013 to December 2014 and interest rates ranged between 0.28% and 4.00%. As of December 31, 2011, maturities ranged from October 2012 to October 2013 and interest rates ranged between 0.32% and 1.74%.

(b)
As of December 31, 2012, commercial paper was purchased at a discount and matures on January 2, 2013. As of December 31, 2011, commercial paper was purchased at a discount and matured on January 3, 2012.

(c)	As of December 31, 2011, the maturity was April 2012 with an interest rate of 0.58%.
Other investments, at fair value
As of December 31, 2012 and 2011 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2012	2011
	(dollars in thousands)
(1) Portfolio Funds	$190,081	$221,480
(2) Lehman claims	14,124	7,340
	$204,205	$228,820

(1)	Investments in Portfolio Funds, at fair value
As of December 31, 2012 and 2011, investments in Portfolio Funds, at fair value, included the following:

	As of December 31,
	2012	2011
	(dollars in thousands)
Investments of Enterprise LP	$173,348	$193,012
Investments of consolidated fund of funds	16,733	28,468
	$190,081	$221,480

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Consolidated investments of Enterprise LP
Enterprise LP operates under a “master‑feeder” structure with Enterprise Master, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds are recorded in other investments on the accompanying consolidated statements of financial condition and include Enterprise LP's investment of $173.3 million and $193.0 million in Enterprise Master as of December 31, 2012 and 2011, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP.
Investments of consolidated fund of funds investment companies
The investments of the consolidated fund of funds investment companies are $16.7 million and $28.5 million as of December 31, 2012 and 2011, respectively. These investments include the investments of Levered FOF, Multi‑Strat Master FOF and Vintage Master FOF as of December 31, 2012 and Levered FOF, Multi‑Strat FOF and Vintage FOF as of December 31, 2011 (see Note 3b), all of which are investment companies managed by Ramius Alternative Solutions LLC. RTS Global 3X is consolidated as of December 31, 2012 and 2011, which is managed by Ramius Trading Strategies LLC. Multi‑Strat Master FOF's investment objectives (as was Multi-Strat FOF's objective) is to invest discrete pools of their capital among portfolio managers that invest through Portfolio Funds, forming a multi‑strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Levered FOF had a similar strategy, but on a levered basis, prior to the fund winding down. Levered FOF is no longer levered. Vintage Master FOF's investment objective (as was Vintage FOF's objective) is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. Levered FOF, Multi‑Strat Master FOF and Vintage Master FOF are all in liquidation. RTS Global 3X's investment objective is to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital in managed futures and global macro‑based investment strategies. RTS Global 3X seeks to achieve its objective through a multi‑advisor investment approach by allocating its capital among third‑party trading advisors that are unaffiliated with RTS Global 3X. However, unlike a traditional “fund of funds” that invests with advisors through entities controlled by third‑parties, RTS Global 3X will allocate its capital among a number of different trading accounts organized and managed by the general partner.
The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of December 31, 2012 and 2011:

		Fair Value as of December 31, 2012
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	RTS Global 3X Fund LP	Total
		(dollars in thousands)
Tapestry Pooled Account V LLC*	Credit-Based	$315	$649	$693	$—	$1,657	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	7,161	7,161	(c)
Externally Managed Portfolio Funds	Event Driven	1,545	2,316	3,264	—	7,125	(d)
Externally Managed Portfolio Funds	Hedged Equity	—	—	790	—	790	(e)
		$1,860	$2,965	$4,747	$7,161	$16,733

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

		Fair value as of December 31, 2011
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy FOF LP	Ramius Vintage Multi-Strategy FOF LP	RTS Global 3X Fund LP	Total
		(dollars in thousands)
Ramius Multi-Strategy Master FOF LP*	Multi-Strategy	$—	$8,269	$—	$—	$8,269	(a)
Ramius Vintage Multi-Strategy Master FOF LP*	Multi-Strategy	—	—	8,883	—	8,883	(a)
Tapestry Pooled Account V LLC*	Credit-Based	438	—	—	—	438	(b)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	8,078	8,078	(c)
Externally Managed Portfolio Funds	Credit-Based	260	—	—	—	260	(b)
Externally Managed Portfolio Funds	Event Driven	1,992	—	—	—	1,992	(d)
Externally Managed Portfolio Funds	Hedged Equity	35	—	—	—	35	(e)
Externally Managed Portfolio Funds	Multi-Strategy	459	—	—	—	459	(f)
Externally Managed Portfolio Funds	Fixed Income Arbitrage	54	—	—	—	54	(g)
		$3,238	$8,269	$8,883	$8,078	$28,468
 *    These Portfolio Funds are affiliates of the Company.
The Company has no unfunded commitments regarding investments held by the four consolidated fund of funds.

(a)	Investments held in affiliated master funds can be redeemed on a monthly basis with no advance notice.

(b)
The Credit‑Based strategy aims to generate returns via positions in the credit sensitive sphere of the fixed income markets. The strategy generally involves the purchase of corporate bonds with hedging of the interest exposure. The investments held in Tapestry Pooled Account V LLC, a related fund, are held solely in a credit based fund which the underlying fund's manager has placed in a side-pocket. The remaining amount of the investments within this category represents an investment in a fund that is in the process of liquidating. Distributions from this fund will be received as underlying investments are liquidated.

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

(g)
The Fixed Income Arbitrage strategy seeks to achieve long term capital appreciation by employing a variety of strategies to generate returns without significant exposure to credit spread, interest rate changes or duration. As of December 31, 2012, the investment manager has gated investments.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. Included in this claim were assets with a value of $9.5 million at the time LBIE entered Administration that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. In December 2011, Enterprise Master received an aggregate of approximately $2.4 million relating to securities, interest and dividends earned with respect to securities held by LBIE on behalf of Enterprise Master Master and its affiliated funds. A distribution of $2.9 million occurred in February of 2012. After giving effect of these distributions, the remaining Net Equity Claim for Enterprise Master held directly and through its ownership interest in affiliated funds is $12.4 million. On November 2, 2012, Enterprise Master executed a Claims Determination Deed with respect to the unsecured portion of its direct claim against LBIE.  By entering into this deed, Enterprise Master and LBIE reached agreement on the amount of Enterprise Master's unsecured claim, which was agreed to be approximately $1.3 million.  As a result of entering into this deed, Enterprise Master is entitled to participate in dividends to unsecured creditors of LBIE and at the end of November 2012 Enterprise Master received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.3 million. While this dividend was received by Enterprise Master, Enterprise Master has not yet distributed the proceeds to the Company. The Company does not know the timing with respect to future dividends to unsecured creditors or the ultimate value that will be received. Enterprise Master is valuing the $12.4 million claim at $17.7 million as of December 31, 2012. Of the $17.7 million current valuation of Enterprise Master's claim, $14.1 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration. Of the $12.4 million net equity claim, $10.6 million represents claims to trust assets that the Company believes were held by LBIE through Lehman Brothers, Inc. (“LBI”). As discussed in Note 6a(4), the Company has an additional $0.9 million claim against LBIE, without taking into account the dividend that was received in November 2012, as a result of certain cash and cash equivalent balances held at LBIE. LBIE has made a corresponding claim for these assets and other trust assets held at LBI by LBIE on behalf of other prime brokerage clients pursuant to an omnibus customer claim (the “LBIE Omnibus Customer Claim”). LBIE will only be able to return trust assets held at LBI to Enterprise Master once LBIE receives a distribution from LBI in respect of the LBIE Omnibus Customer Claim. There has been a recent announcement regarding an agreement in principle being reached between LBIE and LBI (“LBI/LBIE Agreement in Principle”) with respect to their claims against each other, which also includes an agreement regarding the LBIE Omnibus Customer Claim. This agreement in principle is non-binding and still subject to execution of a definitive agreement and approval of the bankruptcy court. LBIE has also announced that as a result of the agreement in principle that has been reached, it intends to liquidate any securities received from LBI in respect of the LBIE Omnibus Customer Claim and will then allocate the value received from LBI among all of the LBIE clients who had trust assets held at LBI under the LBIE Omnibus Customer Claim. In allocating the amounts received from LBI, LBIE has indicated that it intends to allow clients to determine their entitlements on a portfolio basis based on the higher of (i) the market value of the portfolio as of September 19, 2008 or (ii) the market value of the portfolio together with accrued income thereon as of a current date (the “Best Claim”). LBIE also announced that it intends to seek a consensual arrangement with its clients relating to the liquidation and allocation described above so that a distribution can be made without having to seek UK court direction on these issues, which would otherwise substantially delay any distribution. In its announcement, LBIE indicated that based on the value of the assets it expects to receive from LBI and the Best Claims of its clients, all valued as at November 30, 2012, and assuming the agreement in principle with LBI becomes effective and that LBIE's clients agree to the consensual arrangement, it expects to be able to make distributions to its clients in excess of 90% of a client's Best Claim. As of December 31, 2012, the Company is valuing the trust assets of Enterprise Master believed to be held at LBI at 90% of its Best Claim, or $12.1 million.
The remaining components of the LBIE claims included within the $17.7 million value as of December 31, 2012 consist of several components valued as follows: (a) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement (“CRA”), (b) the foreign denominated trust assets that are not within the control of LBIE (which the Company does not believe are held through LBI), were valued at $4.9 million, a significant increase in value from the prior period) which represents the market value of those assets less a 1% discount that corresponds to the fee charged under the CRA, which represented the Company's estimate of potential recovery rates and (c) the remaining unsecured claims against LBIE were valued at par, which represented the Company's estimate of potential recovery rates with respect to this exposure using available market quotes. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be significant.
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
In addition to Enterprise Master's claims against LBIE, LBI was a prime broker to Enterprise Master and Enterprise Master holds cash balances of $5.3 million at LBI. These are not part of the LBIE Omnibus Customer Claim. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the trustee appointed under the Securities Investor Protection Act (the “SIPA Trustee”) as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. Based on court filings by the SIPA Trustee, the total amount of customer claims currently exceeds the assets that are likely to be in the fund of customer property. As discussed above, there has been a recent announcement regarding an agreement in principle being reached between LBIE and LBI with respect to their claims against each other which should reduce the total amount of claims against the fund of customer property. As discussed above, this agreement in principle is non-binding and still subject to execution of a definitive agreement and approval of the bankruptcy court. In addition, while there has been an initial ruling with respect to the claims asserted by Barclays plc against LBI relating to an asset purchase agreement entered into by Barclays plc with LBIE near the time of the SIPC liquidation proceeding, there is still uncertainty regarding the ultimate resolution of these claims that could affect the amount of assets that are included in the fund of customer property. As a result of these uncertainties and the timing of any distributions from LBI in respect of the Company's customer claims, but taking into consideration the agreement in principle reached between LBIE and LBI and the reduction of the total amount of claims against LBI as contemplated by that agreement, management has estimated recovery with respect to the Company's exposure to LBI at 80% or $4.2 million as of December 31, 2012, which represents the weighted average between the present value of the mid point between what management believes are reasonable estimates of the low side and high side potential recovery rates with respect to the Company's exposure. The estimated recoverable amount by the Company may differ from the actual recoverable amount of the pending LBI claim, and the differences may be significant.(See Note 6a(4)).
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of December 31, 2012 and 2011, the Company assessed whether or not its Consolidated Funds had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of December 31, 2012 or December 31, 2011.
Net realized and unrealized gains (losses)
Net realized gains (losses) and net unrealized gains (losses) on investments and other transactions and on derivatives for Consolidated Funds for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Consolidated Funds net gains (losses) on investments and other transactions:
Net realized gains (losses) on investments and other transactions	$(8,121)	$4,959	$16,696
Net unrealized gains (losses) on investments and other transactions	14,497	(34)	16,420
Consolidated Funds net gains (losses) on derivatives:
Net realized gains (losses) on derivatives	$915	$(651)	$(1,892)
Net unrealized gains (losses) on derivatives	(38)	68	1,131

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master as of December 31, 2012 and 2011:
Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	As of December 31,
	2012	2011
	(dollars in thousands)
Bank debt	$79	$—
Common stock	2,680	2,173
Preferred stock	997	1,027
Private equity	297	276
Restricted stock	26	47
Rights	1,714	2,173
Trade claims	128	128
Warrants	2	3
	$5,923	$5,827
Derivative contracts, at fair value, owned by Enterprise Master, net

	As of December 31,
Description	2012	2011
	(dollars in thousands)
Currency forwards	$6	$53
	$6	$53
Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31,
		2012	2011
	Strategy	(dollars in thousands)
624 Art Holdings, LLC*	Artwork	$—	$38
RCG Longview Equity Fund, LP*	Real Estate	11,027	14,460
RCG Longview II, LP*	Real Estate	970	1,592
RCG Longview Debt Fund IV, LP*	Real Estate	30,572	23,594
RCG Longview, LP*	Real Estate	265	271
RCG Soundview, LLC*	Real Estate	2,374	2,748
RCG Urban American Real Estate Fund, L.P.*	Real Estate	1,987	3,142
RCG International Sarl*	Multi-Strategy	752	870
Ramius Navigation Fund Ltd*	Multi-Strategy	—	1,106
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	80,166	97,144
Ramius Credit Opportunities Fund Ltd*	Distressed	—	121
RCG Endeavour, LLC*	Multi-Strategy	43	47
RCG Energy, LLC *	Energy	14,239	16,560
RCG Renergys, LLC*	Energy	1	2
Other Private Investments	Various	12,430	16,580
Real Estate Investments	Real Estate	12,321	15,795
		$167,147	$194,070

*	These Portfolio Funds are affiliates of the Company.

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
RTS Global 3X Fund LP's Portfolio Fund investments
RTS Global 3X, which commenced operations in March 2010, invests over half of its equity in six externally managed portfolio funds which primarily concentrate on futures and global macro strategies. RTS Global 3X's investments in the portfolio funds represent its proportionate share of the portfolio funds net assets; as a result, the portfolio funds' investments reflected below may exceed the net investment which RTS Global 3X has recorded. The following table presents the summarized investment information, which primarily consists of receivables/(payables) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(dollars in thousands)
Bond futures	$489	$(2)
Commodity options	—	181
Currency options	—	487
Commodity forwards	(659)	51
Commodity futures	47	756
Currency forwards	202	157
Currency futures	264	418
Energy futures	239	2
Equity future	(27)	—
Foreign currency option	—	358
Index options	—	80
Index futures	(257)	80
Interest rate futures	40	20
Interest rate options	—	(25)
	$338	$2,563

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2012 and 2011:
Operating Entities

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$137,478	$—	$—	$137,478
Preferred stock	—	—	2,332	2,332
Common stocks	254,606	2,137	2,549	259,292
Convertible bonds	—	6,202	—	6,202
Corporate bonds	—	192,563	515	193,078
Currency forwards	—	202	—	202
Options	18,273	2,273	—	20,546
Warrants and rights	641	—	1,713	2,354
Mutual funds	2,845	—	—	2,845
Other investments
Portfolio Funds	—	30,228	25,670	55,898
Real estate investments	—	—	1,864	1,864
Lehman claim	—	—	706	706
	$413,843	$233,605	$35,349	$682,797

	Liabilities at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$168,797	$—	$—	$168,797
Corporate bonds	—	61	—	61
Futures	370	—	—	370
Currency forwards	—	603	—	603
Options	8,990	86	—	9,076
Warrants and rights	—	—	3	3
	$178,157	$750	$3	$178,910

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$182,868	$—	$—	$182,868
Preferred stock	—	—	250	250
Common stocks	248,598	713	819	250,130
Convertible bonds	—	18,130	—	18,130
Corporate bonds	—	231,864	—	231,864
Futures	172	—	—	172
Equity swaps	—	635	—	635
Options	55,530	169	—	55,699
Warrants and rights	1,225	—	1,534	2,759
Mutual funds	3,214	—	—	3,214
Other investments
Portfolio Funds	—	23,431	16,919	40,350
Real estate investments	—	—	2,353	2,353
Lehman claim	—	—	553	553
	$491,607	$274,942	$22,428	$788,977

	Liabilities at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
US Government securities	$165,197	$—	$—	$165,197
Common stocks	123,875	2	—	123,877
Corporate bonds	—	1,529	—	1,529
Futures	617	—	—	617
Equity swaps—short exposure	—	140	—	140
Options	43,648	—	—	43,648
	$333,337	$1,671	$—	$335,008
Consolidated Funds' investments

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$1,911	$—	$—	$1,911
Commercial paper	—	1,614	—	1,614
Other investments
Portfolio Funds	—	7,161	182,920	190,081
Lehman claims	—	—	14,124	14,124
	$1,911	$8,775	$197,044	$207,730

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$2,006	$—	$—	$2,006
Commercial paper	—	3,927	—	3,927
Corporate bonds	—	401	—	401
Other investments
Portfolio Funds	—	8,078	213,402	221,480
Lehman claims	—	—	7,340	7,340
	$2,006	$12,406	$220,742	$235,154

The following table includes a rollforward of the amounts for the years ended December 31, 2012 and 2011 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement

	Years ended December 31, 2012 and 2011
	Operating Entities													Consolidated Funds
	Preferred stock	Common stocks	Common stocks, sold not yet purchased	Restricted common stock	Corporate Bond	Warrants and rights		Warrants and Rights, sold not yet purchased		Portfolio funds		Real estate	Lehman claim	Portfolio funds		Lehman claim
		(dollars in thousands)
Balance at December 31, 2010	$—	$334	$—	$5,000	$—	$1,977		$—		$17,081		$1,882	$313	$311,242		$6,243
Transfers in	—	—	—	—	—	—		—		566	(b)	—	—	—		—
Transfers out	—	—	—	—	—	—		—		—		—	—	—		—
Purchases/(covers)	250	437	(978)	—	—	111		—		45,925		330	—	2		—
(Sales)/short buys	—	(568)	833	(4,857)	—	(84)		—		(48,835)		(10)	—	(104,243)		—
Realized gains (losses)	—	159	145	(143)	—	48		—		157		—	—	2,508		—
Unrealized gains (losses)	—	457	—	—	—	(518)		—		2,025		151	240	3,893		1,097
Balance at December 31, 2011	$250	$819	$—	$—	$—	$1,534		$—		$16,919		$2,353	$553	$213,402		$7,340
Transfers in	—	—	—	—	—			—		—		—	—	16,227	(a)	—
Transfers out	—	—	—	—	—	(89)	(c)	(1,004)	(d)	—		—	—	(17,151)	(a)	—
Purchases/(covers)	2,000	1,789	—	—	4,600	632		(297)		10,116		153	—	434		—
(Sales)/short buys	—	(6)	—	—	(3,050)	(212)		977		(3,482)		(781)	(234)	(28,892)		(2,292)
Realized gains (losses)	—	6	—	—	—	56		(37)		(41)		—	—	(3,823)		1,914
Unrealized gains (losses)	82	(59)	—	—	(1,035)	(208)		364		2,158		139	387	2,723		7,162
Balance at December 31, 2012	$2,332	$2,549	$—	$—	$515	$1,713		$3		$25,670		$1,864	$706	$182,920		$14,124
(a) Change in consolidated funds (see Note 3b).
(b) Changes in the observability of inputs in the valuation of such assets.
(c) The security was listed on an exchange subsequent to a private funding.
(d) The security began trading on an exchange due to a business combination.
All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying consolidated statements of operations.
Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These include assets such as goodwill and intangibles (see Note 10), which were written down to fair value during the twelve months ended December 31, 2011, as a result of an impairment.
The Company recognizes all transfers at the beginning of the reporting period and related unrealized gain (loss) is also transferred at the beginning of the reporting period.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Transfers between level 1 and 2 generally relate to whether the principal market for the security becomes active or inactive. Transfers between level 2 and 3 generally relate to whether significant relevant observable inputs are available for the fair value measurements or due to change in liquidity restrictions for the investments.
During the years ended December 31, 2012 and 2011, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of December 31, 2012 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2012	Valuation techniques	Unobservable Inputs	Range (weighted average)

Common and preferred stocks	$4,881	Discounted cash flows, market multiples, recent transactions, bid levels, and comparable transactions	Market multiples and DCF discount rate	DCF discount rates: 15%-25%, Market multiples: 9x-10x
Corporate Bonds	515	Broker dealer quotes, trading activity and recovery analysis	Liquidity discount, discount rate and timing to recovery	Liquidation discount: 35%
Warrants and rights, net	1,710	Model based	Volatility	Volatility: 20% to 40%
Lehman claim	706	Discounted cash flows, transactions, and market quotes.	Projected cash flows and DCF discount rate.	DCF discount rates: 0% - 15%
	$7,812
Other level 3 assets and liabilities (a)	224,578
Total level 3 assets and liabilities	$232,390

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
8. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of December 31, 2012 and 2011, receivable from brokers was $71.3 million and $56.0 million, respectively. Payable to brokers was $188.8 million and $213.4 million as of December 31, 2012 and 2011, respectively. The Company's receivables from and payable to brokers balances are concentrated with eleven reputable financial institutions.
9. Fixed Assets
As of December 31, 2012 and 2011, fixed assets consisted of the following:

	As of December 31,
	2012	2011
	(dollars in thousands)
Telephone and computer equipment	$13,215	$12,828
Computer software	5,928	5,419
Furniture and fixtures	6,265	5,997
Leasehold improvements	30,412	30,264
Assets acquired under capital leases—equipment	6,337	6,337
Other	48	49
	62,205	60,894
Less: Accumulated depreciation and amortization	(30,003)	(23,852)
	$32,202	$37,042
Depreciation and amortization expense related to fixed assets was $6.7 million, $7.4 million and $5.7 million for the years ended December 31, 2012, 2011, and 2010, respectively and are included in depreciation and amortization expense in the accompanying consolidated statements of operations.
During the fourth quarter of 2011, the Company recognized an impairment charge for certain fixed assets relating to the discontinued operations and accordingly accelerated depreciation and amortization of the leasehold improvements and related fixed assets for the total amount of $8.8 million. Of this amount, $7.5 million was directly attributable to discontinued operations since this location was used for the former LaBranche business (see Note 4) and was recorded within net income (loss) from discontinued operations, net of taxes in the accompanying consolidated statements of operations for the twelve months ended December 31, 2011. The remaining $1.3 million was not attributable to discontinued operations and therefore recorded within depreciation and amortization expense in the accompanying consolidated statements of operations.
Assets acquired under capital leases were $6.3 million as of December 31, 2012 and 2011. If the assets acquired under capital leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. The depreciation of assets capitalized under capital leases is included in depreciation and amortization expenses and was $1.3 million and $0.5 million for the year ended December 31, 2012 and 2011. For the year ended December 31, 2010 no depreciation was recorded because the assets were not in service until August 2011.
10. Goodwill and Intangible Assets
Goodwill
In accordance with US GAAP, the Company tests goodwill for impairment on an annual basis or at an interim period if events or changed circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
As a result of the Company's transactions in prior years, goodwill of $30.2 million was recognized. This goodwill was recorded within the Alternative Investment Management segment.
As a result of the Cowen and Ramius transactions in November 2009, the Company recognized additional goodwill of $7.2 million during the year ended December 31, 2009. This goodwill is recorded within the broker-dealer segment.
Based on a valuation performed by an independent valuation firm in order to test the goodwill for impairment as of December 31, 2010, it has been determined that no impairment loss would need to be recognized for the year ended December 31, 2010. The testing was performed using market multiples and discounted cash flow analysis.
For the year ended December 31, 2011, the Company engaged an independent valuation specialist to assist with the goodwill impairment analysis.  The independent valuation specialist employed industry standard tools and methodology which incorporated both market and income approach. Based on the results of the impairment analysis as of December 31, 2011, it had been determined that no impairment loss would need to be recognized relating to the goodwill recorded within the Alternative Investment Management segment.
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
As a result of the two acquisitions during the period ending December 31, 2012, (see Note 2) the Company recognized goodwill in the amount of $8.5 million. The goodwill primarily relates to the expected synergies from the acquisitions and has been assigned to the broker-dealer segment of the Company.
For the year ended December 31, 2012, the Company assessed the qualitative factors to determine whether it is more likely than not that the fair value of the reporting units are less than their respective carrying amounts. Based on the results of the qualitative assessment, the Company determined that the two-step goodwill impairment test is not necessary and no impairment charge would need to be recognized for the year ended December 31, 2012.
The following table presents the changes in the Company's goodwill balance, by segment, for the years ended December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Alternative Investment Management	Broker- Dealer	Total	Alternative Investment Management	Broker- Dealer	Total
	(dollars in thousands)
Beginning balance:
Goodwill	$30,228	$7,151	$37,379	$30,228	$7,151	$37,379
Accumulated impairment charges	(10,200)	(7,151)	(17,351)	(10,200)	—	(10,200)
Net	20,028	—	20,028	20,028	7,151	27,179
Activity:
Recognized goodwill	—	8,517	8,517	—	—	—
Goodwill impairment charges	—	—	—	—	(7,151)	(7,151)

Ending balance:
Goodwill	30,228	15,668	45,896	30,228	7,151	37,379
Accumulated impairment charges	(10,200)	(7,151)	(17,351)	(10,200)	(7,151)	(17,351)
Net	$20,028	$8,517	$28,545	$20,028	$—	$20,028

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Intangible assets
Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2012 and 2011. The Company recognized trade name, customer relationships, and customer contracts in connection with the transactions in prior years. As a result of the two acquisitions during the period ending December 31, 2012 (see Note 2) the Company recognized intangible assets in the amount of $9.9 million. These intangibles include trade name, customer relationship, intellectual properties and non-compete agreements with weighted average useful lives of 7.8 years.

		December 31, 2012			December 31, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Investment contracts	5	$3,900	$(3,900)	$—	$3,900	$(3,900)	$—
Trade names	5 - 7.5	9,572	(7,190)	2,382	9,400	(6,649)	2,751
Customer relationships	4 - 10	11,974	(6,284)	5,690	6,800	(4,916)	1,884
Customer contracts	1.2	800	(800)	—	800	(800)	—
Non compete agreements and covenants with limiting conditions acquired	1 - 10	2,732	(2,576)	156	2,530	(2,530)	—
Intellectual property	3 - 10	6,951	(2,195)	4,756	2,550	(1,425)	1,125
		$35,929	$(22,945)	$12,984	$25,980	$(20,220)	$5,760
(1) Includes impairment charges related to intangible assets during the year ended December 31, 2011.
The Company tests intangible assets for impairment if events or circumstances suggest that the asset groups carrying value may not be fully recoverable. For the year ended December 31, 2012, no impairment charge for intangible assets was recognized.
Intangibles acquired upon acquisition of LaBranche in the second quarter of 2011 (See Note 2) are covenants to not compete, covenants with limiting conditions and intellectual property of $5.1 million. These intangibles were assessed for impairment when the Company discontinued the operations of the LaBranche subsidiaries (See Note 4) and an impairment charge of $2.9 million (in addition to the $1.0 million of amortization recorded during the year) was recognized as the Company will no longer derive future benefits from these intangibles. This amount was recorded in net income (loss) from discontinued operations, net of tax in the accompanying consolidated statements of operations for the year ended December 31, 2011.
The Company recorded an impairment charge of $5.2 million related to the trade name and customer relationships acquired, during the Cowen and Ramius transaction in November 2009, which is attributable to the broker-dealer segment. The impairment charge recognized is primarily attributable to the lower customer trading volumes and is recorded in depreciation and amortization expense within the accompanying consolidated statements of operations for the year ended December 31, 2011. The Company used the discounted cash flow approach to determine the future benefits expected to be derived from the trade name and customer relationships.
Amortization expense related to intangible assets was $2.7 million, $8.1 million (including impairment charges of $5.2 million relating to the broker-dealer segment) and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. All of the Company's intangible assets have finite lives.
The estimated future amortization expense for the Company's intangible assets as of December 31, 2012 is as follows:

(dollars in thousands)
2013	$3,195
2014	2,114
2015	1,860
2016	1,645
2017	940
Thereafter	3,230
$12,984

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Other Assets
Other assets in Operating Entities are as follows:

	As of December 31,
	2012	2011
	(dollars in thousands)
Deposits	$769	$1,273
Prepaid expenses	5,100	8,139
Taxes receivable	2,105	2,064
Derivative contracts, at fair value	202	807
Deferred rent asset	433	—
Receivable from portfolio companies	34	3,451
Interest receivable	4,261	5,800
Other	3,374	4,188	(1)
	$16,278	$25,722
(1) The Company had recorded an insurance receivable of $1.3 million relating to the legal and regulatory reserve which was settled in 2012 (See Note 12).
12. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2012	2011
	(dollars in thousands)
Deferred rent obligations (see Note 3l)	$13,822	$15,327
Deferred income on sale-leaseback (see Note 14)	540	1,037
Equity in RCG Longview Partners II, LLC (see Note 6a(3))	5,970	5,775
Legal and regulatory reserve (see Note 19)	3,337	10,100
Contingent consideration payable (see Note 2)	8,116	—
Liability for future rent payments (see Note 19)	2,775	5,912
Termination of service contracts	465	1,551
Derivative contracts, at fair value	973	757
Interest and dividends payable	855	—
Accrued expenses and accounts payable	16,142	18,177
Accrued tax liabilities	2,430	2,123
	$55,425	$60,759
13. Redeemable Non-Controlling Interests in Consolidated Subsidiaries
Redeemable non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of December 31,
	2012	2011
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$4,106	$6,472
Consolidated funds	81,597	98,115
	$85,703	$104,587

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$301	$7,002	$1,759
Consolidated funds	(373)	(1,175)	11,968
	$(72)	$5,827	$13,727
14. Other Revenues and Expenses
Included within other revenues in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, are gross insurance premium income of $37.0 million, $35.0 million and $3.1 million, which is offset by gross reinsurance premium expense of $37.0 million, $35.0 million, and $3.1 million related to the Luxembourg reinsurance companies.
During June 2008, the Company sold its fractional share ownership of a business aircraft for a net gain of $0.5 million. In the same month, October LLC, a wholly owned subsidiary of the Company, also sold an aircraft through a sale-leaseback transaction. The Company is recognizing a net gain of $2.8 million over a period of sixty-seven months, the term of the lease. During the years ended December 31, 2012, 2011, and 2010, the amount of the gain recognized in other revenue in the accompanying consolidated statements of operations was $0.5 million each year, respectively. In connection with this transaction, the Company was required to maintain minimum assets under management at all times of not less than $6.5 billion. In the event that the Company does not maintain this minimum, the Company shall immediately either a) deposit collateral with a perfected security interest to secure the next twelve months' lease payments (approximately $1.8 million) or b) provide a letter of credit in the same amount. As of and during the years ended December 31, 2012 and 2011 the Company was in compliance with this minimum requirement.
Other expenses, during the years ended December 31, 2012, 2011, and 2010, are primarily the general administrative expenses of operating the various operating company subsidiaries or the Consolidated Funds.
15. Share-Based Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock plus any approved additional shares in accordance with the Equity Plans. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. As of December 31, 2012, there were approximately 1.1 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $16.5 million of deferred cash awards to its employees in February 2012. These awards vest over a period of five years and accrue interest at 0.75% per year. As of December 31, 2012, the Company had unrecognized compensation expense related to these awards of $12.3 million.
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
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $19.9 million, $22.9 million and $14.1 million for the years ended December 31,

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

2012, 2011 and 2010, respectively. The income tax effect recognized for the Equity Plans was a benefit of $11.3 million, $11.5 million, and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively; however, these benefits were offset by a valuation allowance.
In relation to awards under the RCG Grants, the Company recognized expense of $4.9 million, $5.4 million, and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The income tax effect recognized for the RCG Grants was a benefit of $1.9 million, $2.1 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively; however, these benefits were offset by a valuation allowance.
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
In connection with the Cowen and Ramius transaction in November 2009, 892,782 stock options of Cowen Holdings common stock outstanding at the effective time of the merger were converted into stock options of the Company on a one-for-one basis. There were no other stock options granted or exercised during the years ended December 31, 2012 and 2011.
The following table summarizes the Company's stock option activity for the year ended December 31, 2012:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2010	893.432	$13.04	3.5	$—
Options granted	—	—	—	—
Options acquired	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options expired	(27.004)	16.00	—	—
Balance outstanding at December 31, 2011	866.428	$12.95	2.5	—
Options granted	—	—	—	—
Options acquired	—	—	—	—
Options expired	(92.665)	16.00	—	—
Balance outstanding at December 31, 2012	773.763	$12.58	1.6	—
Options exercisable at December 31, 2011	716,429	$14.83	1.9	$—
Options exercisable at December 31, 2012	623,760	$14.66	0.9	$—

(1)	Based on the Company's closing stock price of $2.45 on December 31, 2012 and $2.59 on December 31, 2011.
As of December 31, 2012, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the year ended December 31, 2012:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2010	5,788,021	$5.39
Granted	6,153,187	4.27
Vested	(3,979,730)	3.38
Cancelled	(7,735)	4.31
Forfeited	(436,061)	4.82
Balance outstanding at December 31, 2011	7,517,682	5.57
Granted	8,381,939	2.82
Vested	(4,855,489)	4.16
Cancelled	—	—
Forfeited	(792,109)	3.51
Balance outstanding at December 31, 2012	10,252,023	$4.15
The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of December 31, 2012, there was $24.0 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.37 years.
RCG Grants
The following table summarizes the Company's RCG Grants activity for the years ended December 31, 2012:

	Nonvested RCG Grants		Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2010	2,638,078		$7.30
Granted	—		—
Vested	(1,297,726)		7.30
Forfeited	(42,139)	*	7.30
Balance outstanding at December 31, 2011	1,298,213		7.30
Granted	—		—
Vested	(1,284,600)		7.30
Forfeited	(13,613)	*	7.30
Balance outstanding at December 31, 2012	—		$—
* Forfeitures of non vested RCG Grants are reallocated to other members within RCG Holdings, LLC.
The fair value of the RCG Grants was determined based on the number of the Company's shares underlying the RCG membership interest and the quoted price of the Company's common stock on the date of the 2009 transactions between Ramius and Cowen. As of December 31, 2012 Company's RCG Grants were fully vested and expensed.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 257,004 restricted stock units awarded, which were immediately vested and expensed upon grant, during the year ended December 31, 2012. Vested awards of 108,237 were delivered during the year ended December 31, 2012. As of December 31, 2012 there were 336,895 restricted stock units outstanding.
16. Defined Benefit Plans
On December 1, 2005, the Company adopted a defined benefit plan ("Cash Balance Plan") to provide retirement income to all eligible employees of the Company and its subsidiaries in accordance with the terms and conditions in the plan document. The Plan blends the features of a traditional defined benefit plan with the features of a defined contribution plan.  In this plan, hypothetical individual accounts periodically receive a contribution credit and an interest credit.  The contribution credits are a flat dollar amount that vary with age. Investment policies and strategies of the Cash Balance Plan are set by the Retirement

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Plan Committee and approved by the plan  trustees. The plan trustee will oversee the actual investment of plan assets into permitted asset classes to achieve targeted plan returns. There were net assets of $5.2 million and $5.6 million in the Cash Balance Plan as of December 31, 2012 and 2011, respectively. Hypothetical participant balances are vested at all times. The method of payment for Cash Balance Plan is an annuity unless the participant elects an alternate choice of payment.  The Cash Balance Plan is developed to meet the requirements of Section 401(a) and Section 501(a) of the Internal Revenue Code.
In addition, Ramius Japan Ltd. also established a defined benefit plan (the "Retirement Allowance Plan") covering its employees. There are no plan assets associated with this plan and the benefits are based on years of credited service and a percentage of the employees' compensation. This plan was liquidated during the fourth quarter of 2012.
The estimated future benefits for the above plans are an actuarial estimate of the benefits that the Company will be required to pay. A measurement date of December 31 was used for each of the actuarial calculations.
The following amounts contained in the following tables relate to the above plans in aggregate as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010:

	As of December 31,
	2012	2011
	(dollars in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$5,591	$6,311
Service cost	53	50
Interest cost	216	264
Actuarial loss (gain)	(50)	(55)
Curtailments	(98)	—
Lump sum settlement	(1,269)	(991)
Effect of change in currency conversion	(7)	12
Benefit obligation at end of year	$4,436	$5,591
Change in plan assets
Fair value of plan assets at beginning of year	$5,639	$5,791
Actual return on plan assets	676	206
Employer contributions	—	633
Benefits paid	(1,085)	(991)
Fair value of plan assets at the end of year	$5,230	$5,639
Funded balance at end of year	$794	$48
Amounts recognized in the consolidated statement of financial condition
Asset	$794	$48
Accumulated benefit obligation	$4,436	$5,533

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$53	$50	$54
Interest cost	216	264	317
Expected return on plan assets	(235)	(276)	(294)
Amortization of (loss) / gain	—	—	—
Amortization of prior service cost	20	21	21
Effect of curtailment	(59)	—	(10)
Effect of special termination benefits	6	—	—
Effect of settlement	(95)	(29)	(5)
Net periodic benefit cost	$(94)	$30	$83
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	$(557)	$(33)	$(234)
Effect of curtailment	59	—	10
Effect of settlement	98	31	6
Amortization of loss / (gain)	—	—	—
Amortization of prior service cost	(23)	(23)	(23)
Total recognized in other comprehensive loss	$(423)	$(25)	$(241)
Total recognized in net periodic benefit cost and other comprehensive loss	$(517)	$5	$(158)
Amounts recognized in accumulated other comprehensive loss
Net gain (loss)	$479	$116	$113
Prior service cost	(381)	(441)	(463)
Effect of change in currency conversion	—	—	—
Total recognized in accumulated other comprehensive loss	$98	$(325)	$(350)
Estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year
Prior service cost	$19	$19	$3
Net gain (loss)	$—	$—	$—
The assumed long term rate of return on the Cash Balance Plan assets was 6% as of December 31, 2012, 2011 and 2010. The Company's approach in determining the long-term rate of return for plan assets is based upon historical financial market relationships that have existed over time with the presumption that this trend will generally remain constant in the future.
The composition of plan assets by asset category for the Cash Balance Plan are set forth below:

	As of December 31,
	2012	2011
	(dollars in thousands)
Ramius Multi-Strategy Fund Ltd(a)	$513	$506
Ramius Global Credit Fund Ltd(b)	1,304	1,040
External Mutual Funds—Total return(c)	1,358	1,785
External Mutual Funds—Real Return(d)	1,019	1,079
External Mutual Funds—Conservative(e)	1,036	1,229
	$5,230	$5,639
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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

(d)	External Mutual Funds—Real Return's main objective is to seek to achieve maximum total return after inflation consistent with preservation of real capital and prudent investment management.

(e)	External Mutual Funds—Conservative's main objective is to seek to achieve a high level of current income with some consideration given to the growth of capital by investing in fixed-income securities.
Estimated future benefits payments
The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

(dollars in thousands)
2013	$2,016
2014	360
2015	2,260
2016	274
2017	2,111
2018 - 2021	4,546
$11,567
The Company does not plan to contribute any additional amounts to the pension plan during calendar year 2013.
17. Defined Contribution Plans
The Company sponsors two Retirement and Savings Plans which are defined contribution plans pursuant to Section 401(k) of the Internal Revenue Code (the "401k Plans"). All full-time employees of the Company can contribute on a tax deferred basis to the 401k Plans up to 100% of their annual compensation, subject to certain limitations. The Company provides matching contributions for certain employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401k Plans. For the years ended December 31, 2012, 2011, and 2010, the Company's contributions to the Plans were $1.4 million, $1.5 million and $1.6 million, respectively.
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
The components of the Company's income tax expense for the years ended December 31, 2012, 2011, and 2010 are as follows:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Continued Operations
Current tax expense/(benefit)
Federal	$—	$—	$121
State and local	(134)	560	(149)
Foreign	570	897	963
Total	$436	$1,457	$935
Deferred tax expense/(benefit)
Federal	$(1)	$2	$(35)
State and local	2	(6)	(13)
Foreign	2	(21,526)	(22,287)
Total	3	(21,530)	(22,335)
Total Tax expense/(benefit)	$439	$(20,073)	$(21,400)
Discontinued Operations
Current tax expense/(benefit)
Federal	$—	$—	$—
State and local	1	(5)	—
Foreign	(1)	(424)	—
Total	$—	$(429)	$—
Deferred tax expense/(benefit)
Federal	$9	$—	$—
State and local	—	—	—
Foreign	—	—	—
Total	9	—	—
Total Tax expense/(benefit)	$9	$(429)	$—
Total
Current tax expense/(benefit)
Federal	$—	$—	$121
State and local	(133)	555	(149)
Foreign	569	473	963
Total	$436	$1,028	$935
Deferred tax expense/(benefit)
Federal	$8	$2	$(35)
State and local	2	(6)	(13)
Foreign	2	(21,526)	(22,287)
Total	12	(21,530)	(22,335)
Total Tax expense/(benefit)	$448	$(20,502)	$(21,400)
Consolidated U.S. income/(loss) before income taxes was $(25.9) million in 2012, $(122.2) million in 2011, and $(50.0) million in 2010 . The corresponding amounts for non-U.S.-based income/(loss) were $2.4 million in 2012, $(0.5) million in 2011, and $(3.1) million in 2010.
The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2012, 2011, and 2010 are as follows:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	2012	2011	2010
Pre-tax loss at U.S. statutory rate	35.0%	35.0%	35.0%
Stock compensation	(28.1)	—	—
Change in valuation allowance	(7.6)	(33.3)	(29.9)
Deferred asset recognition	—	11.5	27.2
Bargain purchase price	—	6.3	—
Minority interest reversal	(0.1)	1.7	9.0
Other, net	(1.1)	(4.5)	(1.0)
Total	(1.9)%	16.7%	40.3%
As of December 31, 2012, the Company has income taxes receivable of approximately $1.4 million which is included in other assets on the accompanying consolidated statements of financial condition. This receivable mainly represents a refund claim for federal taxes resulting from carrying back net operating losses to the Company's 2006 tax return and state tax overpayments.
The components of the Company's deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Net operating loss	$135,108	$109,893
Deferred compensation	23,373	38,191
Unrealized losses on investments	4,450	13,432
Goodwill	10,885	11,760
Legal reserves	803	3,592
Foreign tax credits	1,756	1,837
Acquired lease liability	1,036	1,456
Other	3,532	1,416
Total deferred tax assets	180,943	181,577
Valuation allowance	(161,181)	(157,007)
Deferred tax assets, net of valuation allowance	19,762	24,570
Deferred tax liabilities
Basis difference on investments	(15,351)	(15,351)
Fixed assets	(1,405)	(5,207)
Intangible assets	(1,230)	(2,975)
Other	(1,766)	(1,028)
Total deferred tax liabilities	(19,752)	(24,561)
Deferred tax assets, net	$10	$9
Deferred tax assets, net of valuation allowance, are reported in other assets in the accompanying consolidated statements of financial condition. In addition to the deferred tax balances in the table above, the Company records balances related to its operating losses in Luxembourg, which are discussed below.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. The Company recorded a valuation allowance of approximately $161.2 million against its deferred tax assets as of December 31, 2012 and approximately $157.0 million as of December 31, 2011 as management believes it is more likely than not that the deferred tax assets will not be realized. Separately, the Company has deferred tax liabilities of $19.8 million as of December 31, 2012, and $24.6 million as of December 31, 2011.
The Company's acquisition of ATM Group on April 5, 2012 and Cowen Equity Finance LP on November 1, 2012 did not have a material impact on the Company's tax balances. As partnerships, ATM Group entities and Cowen Equity Finance LP

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

were predominantly subject to unincorporated business tax (UBT) in New York City. ATM INC was subject to federal, state, and local taxation as a corporation. After their acquisition, ATM Group (including ATM INC) and Cowen Equity Finance LP became part of the Company's consolidated tax return for federal, state and local tax purposes. As such, they are not subject to UBT since their acquisition by the Company. The amount of deferred tax assets and taxes receivable acquired as a result of these transactions was insignificant.
The deferred tax expense recorded during the year ended December 31, 2012 was insignificant. The deferred tax benefit of $21.7 million and $22.2 million, recorded in 2011 and 2010, respectively, represented the deferred tax benefits generated by a local subsidiary upon acquisition of two reinsurance companies, respectively, in Luxembourg from third parties offering a service program that provides reinsurance coverage to the Company against certain risks. These reinsurance companies carried deferred tax liabilities and upon their purchase, pursuant to an Advance Tax Agreement, the local subsidiary generated deferred tax assets that fully offset these liabilities, resulting in the recognition of the deferred tax benefits. The Company incurred transaction related financing costs of $4.1 million in 2010 as a result of these transactions, which is reflected in interest and dividends expense in the accompanying consolidated statements of operations.
The Company has the following net operating loss carryforwards at December 31, 2012:

	Federal	New York	Hong Kong
Jurisdiction:
Net operating loss (in millions)	$316	$377	$13
Year of expiration	2032	2032	Indefinite
In addition to the net operating loss carryforwards in the table above, the Company also has net operating loss carryforwards in Luxembourg. These loss carryforwards are only accessible to the extent of taxable income generated by the Luxembourg reinsurance companies, including any deferred income that will be generated in the future. Consequently, the Company recorded a deferred tax asset of $134.9 million, net of deferred tax liabilities of $186.4 million in connection with future taxable income, and an offsetting valuation allowance of $134.9 million against its Luxembourg net operating loss carryforwards that are in excess of such taxable income.
As of December 31, 2012, the Company has capital loss and foreign tax credit carryovers of $0 and $1.8 million, respectively. The foreign tax credit carryforwards will fully expire by 2019. The Company underwent a change of control under Section 382 of the Internal Revenue Code on November 2, 2009 (“Section 382”). Accordingly, a portion of the Company's deferred tax assets, in particular a portion of its net operating loss and foreign tax credit carryovers, are subject to an annual limitation. The deduction limitation is approximately $2.4 million annually and applies to approximately $13.7 million of pre-transaction losses. Further, the acquisition of LaBranche by the Company on June 28, 2011 caused an ownership change of LaBranche under Section 382. As such, the portion of the Company's deferred tax assets representing net operating losses from LaBranche as of the date of its acquisition is subject to a separate annual limitation. The limitation is approximately $6.7 million annually and applies to approximately $87.4 million of net operating losses. Finally, the acquisition of ATM INC subjected the losses available to carry forward by ATM INC to a limitation under Section 382. The amount of losses available to carry forward was negligibly insignificant. The Company is not expected to lose any deferred tax assets as a result of these limitations.
The Company adopted the accounting guidance for accounting for uncertainty in income taxes as which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Company does not have any uncertain tax positions recorded for the years ended December 31, 2012, 2011 and 2010. Further, the Company did not record any additions to its unrecognized tax benefit balances as a result of current or prior year tax positions or reductions due to expired statute of limitations during the years ended December 31, 2012, 2011, and 2010.
The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company's foreign subsidiaries totaled $3.5 million at December 31, 2012. Determining the tax liability that would arise if these earnings were remitted is not practicable.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies
Lease Obligations
The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $14.3 million, $16.7 million and $10.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
On August 20, 2010, the Company entered into an amendment to the Company's original lease for offices located at 1221 Avenue of Americas, New York, to surrender a portion of the office space. As of January 1, 2011, the Company surrendered a portion of the space. As of December 31, 2011, the Company vacated the remaining portion of the leased premises located at 1221 Avenue of Americas. As a result, the Company recognized a liability in the amount of $5.7 million relating to future rent payments and other monthly amounts associated with the lease through its expiration in September 2013. During 2011, the Company reversed a previously recorded unfavorable lease liability in the amount of $2.1 million related to this lease. The net impact of $3.6 million has been included within occupancy and equipment expense in the accompanying consolidated statements of operations during the year ended December 31, 2011. The liability relating to future rent payments and other monthly amounts associated with vacating the remaining portion of the Company's leased premises, located at 1221 Avenue of Americas, was $2.8 million and $5.7 million as of December 31, 2012 and 2011, respectively.
During the fourth quarter of 2011, the Company entered into an agreement to sublease the premises located at 33 Whitehall Street (acquired through the LaBranche transaction during the second quarter of 2011). This sublease extends through February 2017, the end of the lease term under the lease for the premises located at 33 Whitehall Street.
As of December 31, 2012, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2013	$3,301	$11,536	$17,510
2014	1,548	8,410	15,433
2015	1,051	2,102	12,368
2016	194	196	11,481
2017	—	—	9,947
Thereafter	—	—	43,728
	$6,094	$22,244	$110,467

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 20 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $1.2 million, $0.3 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.
The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances. As of December 31, 2012, the clawback obligations were $6.2 million. (See Note 20).
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Unfunded Commitments
As of December 31, 2012, the Company had unfunded commitments of $6.3 million pertaining to capital commitments in two real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $42.2 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through December 31, 2012, the Company has funded $31.3 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of December 31, 2012, the Company has fully funded this commitment. In September 2012, the Company committed $10.0 million to Formation 8 Partners Fund I LP as a limited partner and funded $1.5 million through December 31, 2012. The remaining capital commitment is expected to be called over a 5 year period.
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
In accordance with the US GAAP, the Company establishes reserves for contingencies when the Company believes that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company discloses a contingency if there is at least a reasonable possibility that a loss may have been incurred and there is no reserve for the loss because the conditions above are not met. The Company's disclosure includes an estimate of the reasonably possible loss or range of loss for those matters, for which an estimate can be made. Neither a reserve nor disclosure is required for losses that are deemed remote.
The Company appropriately reserves for certain matters where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. Such amounts are included within accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
On December 5, 2011, CalPERS and defendants entered into a Memorandum of Understanding (MOU) reflecting an agreement in principle to settle the action. On October 26, 2012, a proposed settlement agreement was submitted to the Court, subject to notice to the class and approval by the Court. On November 19, 2012, the Court preliminarily approved the settlement. A portion of the settlement amount allocated to LaBranche & Co Inc., LaBranche & Co. LLC and Mr. LaBranche pursuant to a confidential allocation agreement entered into by the defendants was paid by the Company and amounts were received from one of the Company's insurers. Any remaining amounts due will be paid during the year ended December 31, 2013 and are not expected to have a material result on our results of operations.
In view of the inherent difficulty of predicting the outcome of various claims against the Company, particularly where the matters are in early stages of discovery or claimants seek indeterminate damages, the Company cannot reasonably determine the possible outcome, the timing of ultimate resolution or estimate a range of possible loss, or impact related to each currently pending matter. Based on information currently available, the Company believes that the amount of reasonably possible losses will not have a material adverse effect on the Company's accompanying consolidated statements of financial condition or cash flows. However, in light of the uncertainties involved in such proceedings, losses may be significant to the Company's operating results in a future period, depending in part, on the operating results for such period and the size of the loss or liability imposed.
20. Short-Term Borrowings and Other Debt
As of December 31, 2012 and 2011, short term borrowings and other debt of the Company were as follows:

	As of December 31,
	2012	2011
	(dollars in thousands)
Notes payable	$206	$370
Capital lease obligations	3,926	5,280
	$4,132	$5,650
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of December 31, 2012, the remaining balance on these capital leases was $3.9 million. Interest expense was $0.2 million, $0.2 million, and $0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, the Company has four irrevocable letters of credit, for which there is cash collateral pledged, including (i) $82,000, which expires on May 12, 2013, supporting the Company's San Francisco office, (ii) $1.2 million which expires on September 3, 2013, supporting the Company's lease of additional office space in New York, (iii) $6.7 million, which expires December 12, 2013, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit and (iv) $1.0 million which expires February 22, 2013, supporting the lease of additional office space in New York.
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2012 and 2011, there were no amounts due related to these letters of credit.
Annual scheduled maturities of debt and minimum lease payments for capital lease obligation and short term borrowings and other debt outstanding as of December 31, 2012, are as follows:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Capital Lease Obligation	Short Term Borrowings
	(dollars in thousands)
2013	$1,541	$183
2014	1,402	46
2015	1,051	—
2016	194	—
2017	—	—
Thereafter	—	—
Subtotal	4,188	229
Less: Amount representing interest (a)	(262)	(23)
Total	$3,926	$206

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.
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
As the Cowen and Ramius transaction in November 2009 were accounted for as a reverse acquisition by Ramius of Cowen Holdings, the 37,536,826 shares of the Company's Class A common stock issued to RCG at the consummation of the Transactions are accounted for as having been issued for all periods prior to the acquisition date.
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
On November 2, 2009, in connection with Cowen and Ramius transaction, the Company issued of 37,536,826 shares of Class A common stock to RCG and 2,713,882 shares of Class A common stock to HVB. In addition, 15,042,290 shares of Cowen Holdings's stock were converted into an equivalent number of the Company's Class A common stock.
In December 2009, the Company completed a public offering of 17,292,698 shares of Class A common stock, resulting in approximately $82 million of additional equity. An additional 284,655 shares were sold in connection with this offering. These shares were held by RCG and attributable to certain of its non-affiliate members who withdrew one-third of their capital in RCG as of December 31, 2009. RCG distributed the net proceeds from the sale of these shares to those members to satisfy such withdrawals. As of December 31, 2010, RCG held 33,576,099 shares of the Company's Class A common stock. During 2011 and 2012, 8,386,762 and 9,054,175 shares were transferred to member's ownership, respectively. The Company's Class A common stock held by RCG Holdings as of December 31, 2011 and December 31, 2012 was 25,189,337 and 16,135,162, respectively.
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
Treasury stock
Treasury stock of $31.7 million as of December 31, 2012, compared to $16.9 million as of December 31, 2011, resulted from $4.0 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan and $10.8 million purchased in connection with a share repurchase program. In August 2012, the Company's Board of Directors approved a $15.0 million increase in the Company's share repurchase program that authorizes the Company to purchase the Company's Class A common shares. The total amount authorized as of December 31, 2012 is $35.0 million.
The following represents the activity relating to the treasury stock held by the Company during the twelve months ended December 31, 2012:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2011	5,346,003	$16,902	$3.16
Shares purchased for minimum tax withholding under the Equity Plan	1,604,446	3,988	2.49
Purchase of treasury stock	4,341,771	10,838	2.50
Balance outstanding at December 31, 2012	11,292,220	$31,728	$2.81
22. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income attributable to the Company's stockholders by the weighted average number of common shares outstanding for the period. As of December 31, 2012, there were 112,447,892 shares outstanding. The Company has included 336,895 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options and unvested restricted shares were not included in the computation of diluted net income (loss) per common share for the years ended December 31, 2012, 2011 and 2010, respectively, as their inclusion would have been anti-dilutive.
The computation of earnings per share is as follows:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per share data)
Net income (loss) from continuing operations	$(23,957)	$(78,537)	$(31,690)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(72)	5,827	13,727
Net income (loss) from continuing operations less Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(23,885)	(84,364)	(45,417)

Net income (loss) from discontinued operations, net of tax	—	(23,646)	—

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	114,400	95,532	73,149
Stock options	—	—	—
Restricted stock	—	—	—
Weighted average shares used in diluted computation	$114,400	$95,532	$73,149
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.21)	$(0.88)	$(0.62)
Income (loss) from discontinued operations	—	(0.25)	—
Diluted
Income (loss) from continuing operations	$(0.21)	$(0.88)	$(0.62)
Income (loss) from discontinued operations	—	(0.25)	—
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction, (iii) excludes certain other acquisition-related and/or reorganization expenses (including the discontinued operations of LaBranche), (iv) excludes goodwill impairment and (v) excludes the bargain purchase gain which resulted from the LaBranche acquisition (See Note 2). In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the Value and Opportunity business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
As further stated below, one major difference between Economic Income (Loss) and US GAAP net income (loss) is that Economic Income (Loss) presents the segments' results of operations without the impact resulting from the full consolidation of

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

any of the Consolidated Funds. Consolidation of these funds results in including in income the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to redeemable non-controlling interest in consolidated subsidiaries in the accompanying consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the alternative investment segment, as ultimately, this income or loss is not income or loss for the alternative investment segment itself. Included in Economic Income (Loss) is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.
The following tables set forth operating results for the Company's alternative investment and broker dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

	Year Ended December 31, 2012
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$71,762	$71,762	$—	$—		$71,762
Brokerage	—	93,903	93,903	—	(2,736)	(g)	91,167
Management fees	56,381	—	56,381	(1,474)	(16,791)	(a)	38,116
Incentive income	15,205	—	15,205	—	(9,794)	(a)	5,411
Investment Income	40,374	9,742	50,116	—	(50,116)	(c)	—
Interest and dividends	—	—	—	—	24,608	(c)	24,608
Reimbursement from affiliates	—	—	—	(288)	5,527	(b)	5,239
Other revenue	844	404	1,248	—	2,420	(c)	3,668
Consolidated Funds revenues	—	—	—	509	—		509
Total revenues	112,804	175,811	288,615	(1,253)	(46,882)		240,480
Expenses
Employee compensation and benefits	61,897	128,508	190,405	—	3,629		194,034
Interest and dividends	151	188	339	—	11,421	(c)	11,760
Non-compensation expenses—Fixed	32,575	62,887	95,462	—	(95,462)	(c)(d)	—
Non-compensation expenses—Variable	4,941	20,334	25,275	—	(25,275)	(c)(d)	—
Non-compensation expenses	—	—	—	—	119,430	(c)(d)	119,430
Reimbursement from affiliates	(5,527)	—	(5,527)	—	5,527	(b)	—
Consolidated Funds expenses	—	—	—	1,676	—		1,676
Total expenses	94,037	211,917	305,954	1,676	19,270		326,900
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	55,665	(c)	55,665
Consolidated Funds net gains (losses)	—	—	—	2,556	4,690		7,246
Total other income (loss)	—	—	—	2,556	60,355		62,911
Income (loss) before income taxes and non-controlling interests	18,767	(36,106)	(17,339)	(373)	(5,797)		(23,509)
Income taxes expense / (benefit)	—	—	—	—	448	(b)	448
Economic Income (Loss) / Net income (loss) before non-controlling interests	18,767	(36,106)	(17,339)	(373)	(6,245)		(23,957)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(230)	—	(230)	373	(71)		72
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$18,537	$(36,106)	$(17,569)	$—	$(6,316)		$(23,885)
(1) For the year ended December 31, 2012, the Company has reflected $10.2 million of investment income and related compensation expense of $3.4 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2011
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$50,976	$50,976	$—	$—		$50,976
Brokerage	—	99,611	99,611	—	—		99,611
Management fees	67,309	—	67,309	(1,809)	(13,034)	(a)	52,466
Incentive income	10,366	—	10,366	—	(7,101)	(a)	3,265
Investment Income	33,599	7,748	41,347	—	(41,347)	(c)	—
Interest and dividends	—	—	—	—	22,306	(c)	22,306
Reimbursement from affiliates	—	—	—	(280)	4,602	(b)	4,322
Other revenue	622	(7)	615	—	968	(c)	1,583
Consolidated Funds revenues	—	—	—	749	—		749
Total revenues	111,896	158,328	270,224	(1,340)	(33,606)		235,278
Expenses
Employee compensation and benefits	49,007	145,801	194,808	—	8,959		203,767
Interest and dividends	184	551	735	—	8,104	(c)	8,839
Non-compensation expenses—Fixed	33,954	69,227	103,181	—	(103,181)	(c)(d)	—
Non-compensation expenses—Variable	17,085	24,412	41,497	—	(41,497)	(c)(d)	—
Non-compensation expenses	—	—	—	—	153,116	(c)(d)	153,116
Goodwill impairment	—	—	—	—	7,151	(h)	7,151
Reimbursement from affiliates	(4,602)	—	(4,602)	—	4,602	(b)	—
Consolidated Funds expenses	—	—	—	2,782	—		2,782
Total expenses	95,628	239,991	335,619	2,782	37,254		375,655
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	15,128	(c)	15,128
Bargain purchase gain	—	—	—	—	22,244	(e)	22,244
Consolidated Funds net gains (losses)	—	—	—	2,947	1,448		4,395
Total other income (loss)	—	—	—	2,947	38,820		41,767
Income (loss) before income taxes and non-controlling interests	16,268	(81,663)	(65,395)	(1,175)	(32,040)		(98,610)
Income taxes expense / (benefit)	—	—	—	—	(20,073)	(b)	(20,073)
Economic Income (Loss) / Net income (loss) before non-controlling interests	16,268	(81,663)	(65,395)	(1,175)	(11,967)		(78,537)
Net income (loss) from discontinued operations, net of tax	—	—	—	—	(23,646)	(f)	(23,646)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(6,042)	—	(6,042)	1,175	(960)		(5,827)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$10,226	$(81,663)	$(71,437)	$—	$(36,573)		$(108,010)

(1) For the year ended December 31, 2011, the Company has reflected $5.6 million of investment income and related compensation expense of $1.8 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2010
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$38,965	$38,965	$—	$—		$38,965
Brokerage	—	112,217	112,217	—	—		112,217
Management fees	51,440	—	51,440	(2,877)	(9,716)	(a)	38,847
Incentive income	9,615	—	9,615	—	1,748	(a)	11,363
Investment Income	50,958	8,459	59,417	—	(59,417)	(c)	—
Interest and dividends	—	—	—	—	11,547	(c)	11,547
Reimbursement from affiliates	—	—	—	(499)	7,315	(b)	6,816
Other revenue	932	7	939	—	997	(c)	1,936
Consolidated Funds revenues	—	—	—	12,119	—		12,119
Total revenues	112,945	159,648	272,593	8,743	(47,526)		233,810
Expenses
Employee compensation and benefits	55,966	129,927	185,893	—	9,026		194,919
Interest and dividends	265	761	1,026	—	7,945	(c)	8,971
Non-compensation expenses—Fixed	28,963	63,494	92,457	—	(92,457)	(c)(d)	—
Non-compensation expenses—Variable	7,338	27,022	34,360	—	(34,360)	(c)(d)	—
Non-compensation expenses	—	—	—	—	127,931	(c)(d)	127,931
Reimbursement from affiliates	(7,315)	—	(7,315)	—	7,315	(b)	—
Consolidated Funds expenses	—	—	—	8,121	—		8,121
Total expenses	85,217	221,204	306,421	8,121	25,400		339,942
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	21,980	(c)	21,980
Consolidated Funds net gains (losses)	—	—	—	11,346	19,716		31,062
Total other income (loss)	—	—	—	11,346	41,696		53,042
Income (loss) before income taxes and non-controlling interests	27,728	(61,556)	(33,828)	11,968	(31,230)		(53,090)
Income taxes expense / (benefit)	—	—	—	—	(21,400)	(b)	(21,400)
Economic Income (Loss) / Net income (loss) before non-controlling interests	27,728	(61,556)	(33,828)	11,968	(9,830)		(31,690)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(1,759)	—	(1,759)	(11,968)	—		(13,727)
Economic Income (Loss) / Net income (loss) attributable to Cowen Group, Inc. stockholders	$25,969	$(61,556)	$(35,587)	$—	$(9,830)		$(45,417)
(1) For the year ended December 31, 2010, the Company has reflected $8.7 million of investment income and related compensation expense of $2.9 million within the broker-dealer segment in proportion to its capital.

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
Other Adjustments:
(a)     Economic Income (Loss) recognizes revenues (i) net of distribution fees paid to agents and (ii) our proportionate share

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

of management and incentive fees of certain real estate operating entities and the activist business (2012 and 2011 only).
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
(f)    Economic Income (Loss) excludes discontinued operations.
(g)     Economic Income (Loss) recognizes stock borrow/loan activity and other brokerage dividends as brokerage revenue.
(h)    Economic Income (Loss) excludes goodwill impairment.
For the years ended December 31, 2012, 2011 and 2010, there was no one fund or other customer which represented more than 10% of the Company's total revenues. Primarily all of the revenues earned by the alternative investment segment were from related parties for the years ended December 31, 2012, 2011 and 2010. There were no revenues earned from related parties by the broker dealer segment in the years ended December 31, 2012, 2011 and 2010.
24. Regulatory Requirements
As registered broker‑dealers, Cowen and Company, Cowen Capital (formerly known as LaBranche Capital, LLC), ATM USA and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the basic method permitted by the Rule, Cowen Capital is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 6.667% of aggregate indebtedness. ATM USA is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 6.667% of aggregate indebtedness. Cowen Equity Finance is required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2012, Cowen and Company had total net capital of approximately $32.3 million, which was approximately $31.3 million in excess of its minimum net capital requirement of $1.0 million. As of December 31, 2012, Cowen Capital had total net capital of approximately $3.2 million, which was approximately $2.2 million in excess of its minimum net capital requirement of $1.0 million. As of December 31, 2012, ATM USA had total net capital of approximately $348,000, which was approximately $321,000 in excess of its minimum net capital requirement of $27,000. As of December 31, 2012, Cowen Equity Finance had total net capital of approximately $12.4 million which was approximately $12.2 million in excess of its minimum net capital requirement of $250,000.
Cowen and Company and Cowen Capital are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule. Similarly, ATM USA and Cowen Equity Finance LP are exempt from the provisions of Rule 15c3-3 under (k)(2)(i).
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and Cowen Capital and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company and Cowen Capital, if applicable.
Ramius UK and CIL are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FSA. As of December 31, 2012, Ramius UK's Financial Resources of $0.6 million exceeded its minimum requirement of $0.2 million by $0.4 million. As of December 31, 2012, CIL's Financial Resources of $4.8 million exceeded its minimum requirement of $2.4 million by $2.4 million.
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
CCAL (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of December 31, 2012, CCAL's Financial Resources of $1.5 million exceeded the minimum requirement of $0.4 million by $1.1 million.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
25. Related Party Transactions
The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, HealthCare Royalty Management, LLC, and the HealthCare Royalty Partners funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of December 31, 2012 and 2011, $13.6 million and $14.9 million, respectively, included in fees receivable are earned from related parties.
The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the years ended December 31, 2012, 2011 and 2010, the Company reimbursed the funds that it manages $1.5 million , $1.6 million and $2.4 million, respectively, which were recorded net in management fees and incentive income in the accompanying consolidated statements of operations. As of December 31, 2012 and 2011, related amounts still payable were $1.7 million and $3.4 million, respectively, and were reflected in fees payable in the accompanying consolidated statements of financial condition.
As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the accompanying consolidated statements of financial condition. The remaining balance yet to be paid was $0.3 million and $1.0 million as of December 31, 2012 and 2011, respectively. All amounts outstanding as of December 31, 2012, will be paid in 2013.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the consolidated statements of financial condition. As of December 31, 2012 and 2011, loans to employees of $5.1 million and $5.3 million, respectively, were included in due from related parties on the consolidated statements of financial condition. Of these amounts $2.3 million and $3.2 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $1.9 million , $1.8 million and $0.5 million related to the amortization of forgivable loans for the years ended December 31, 2012, 2011 and 2010, respectively. This expense is included in employee compensation and benefits in the consolidated statement of operations. For the years ended December 31, 2012 and 2011 the interest income was insignificant for all loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 6), whereby the Company can loan up to $3.0 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly) with a maturity of March 30, 2014. As of December 31, 2012, $1.5 million is included in due from related parties in the accompanying consolidated statement of financial condition. For the year ended December 31, 2012, interest charged for this loan was $0.1 million . For the year ended December 31, 2011, interest charged for this loan was insignificant.
Included in due to related parties is approximately $0.4 million and $0.3 million as of December 31, 2012 and 2011, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company is a member of various securities exchanges. Under the standard membership agreements, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the accompanying consolidated statements of financial condition for these arrangements.
The Company also provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The Company may also provide standard indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the accompanying consolidated financial statements for these indemnifications.
Through the Company's securities lending program (see Note 6(a)), the Company can borrow and lend customers' securities, via custodial and non-custodial arrangements, to third parties. As part of this program, the Company provides a guarantee in an aggregate amount of $150 million to counterparties of the lending agreements, which protect the lender against the failure of the third-party borrower to return the lent securities in the event the Company did not obtain sufficient collateral. To minimize its liability under these indemnification agreements, the Company obtains cash or other highly liquid collateral with a market value exceeding 100% of the value of the securities on loan from the borrower. Collateral is marked to market daily to assure that collateralization is adequate. Additional collateral is called from the borrower if a shortfall exists, or collateral may be released to the borrower in the event of overcollateralization. If a borrower defaults, the Company would use the collateral held to purchase replacement securities in the market or to credit the lending customer with the cash equivalent thereof.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of December 31, 2012 and 2011. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

settlement date. The Company is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying consolidated statements of financial condition for these arrangements.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
27. Subsequent Events
On February 1, 2013, the Company and Dahlman Rose & Company, LLC (“Dahlman Rose”) entered into a definitive agreement under which the Company will acquire Dahlman Rose, a privately-held investment bank specializing in the energy, metals and mining, transportation, chemicals and agriculture sectors. This acquisition is an all-stock transaction and is not significant. The transaction, which is expected to close by the end of the first quarter of 2013, is subject to customary closing conditions and regulatory approval.

Ramius recently entered into a long-term extension of its partnership with the portfolio managers managing Ramius's long/short global credit fund. As of January 2, 2013, the funds managed by these portfolio managers are operating under the name Orchard Square Partners.

The Company has evaluated events through March 7, 2013 which is the date the consolidated financial statements were available to be issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Supplemental Financial Information
The following table presents unaudited quarterly results of operations for 2012 and 2011. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.
Cowen Group, Inc.
Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	December 31, 2012
	(in thousands)
Total revenues	$57,480	$59,470	$57,598	$65,932
Net Income (loss) before income taxes	6,378	(10,189)	(11,455)	(8,243)
Income tax expense (benefit)	142	191	163	(48)
Net income (loss) from continuing operations	6,236	(10,380)	(11,618)	(8,195)
Net income (loss) from discontinued operations, net of tax	—	—	—	—
Net Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	2,241	(2,434)	(1,033)	1,154
Net income (loss) attributable to Cowen Group, Inc. stockholders	$3,995	$(7,946)	$(10,585)	$(9,349)
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.03	$(0.07)	$(0.09)	$(0.08)
Income (loss) from discontinued operations	—	—	—	—
Diluted
Income (loss) from continuing operations	$0.03	$(0.07)	$(0.09)	$(0.08)
Income (loss) from discontinued operations	—	—	—	—
Weighted average number of common shares:
Basic	114,281	114,561	114,989	113,939
Diluted	115,663	114,561	114,989	113,939

	Quarter Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	December 31, 2011
	(in thousands)
Total revenues	$64,245	$58,679	$61,959	$50,395
Net Income (loss) before income taxes	1,043	4,541	(43,858)	(60,336)
Income tax expense (benefit)	163	(17,954)	71	(2,353)
Net income (loss) from continuing operations	880	22,495	(43,929)	(57,983)
Net income (loss) from discontinued operations, net of tax	—	—	(5,087)	(18,559)
Net Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	798	2,458	(783)	3,354
Net income (loss) attributable to Cowen Group, Inc. stockholders	$82	$20,037	$(48,233)	$(79,896)
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.00	$0.25	$(0.37)	$(0.54)
Income (loss) from discontinued operations	—	—	(0.04)	(0.16)
Diluted
Income (loss) from continuing operations	$0.00	$0.26	$(0.37)	$(0.54)
Income (loss) from discontinued operations	—	—	(0.04)	(0.17)
Weighted average number of common shares:
Basic	74,160	76,330	115,664	95,532
Diluted	76,083	77,898	115,664	95,532

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
Date:	March 7, 2013	Title:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. COHEN	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Peter A. Cohen		March 7, 2013

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		March 7, 2013

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	March 7, 2013

/s/ STEVEN KOTLER
Steven Kotler	Director	March 7, 2013

/s/ JEROME S. MARKOWITZ
Jerome S. Markowitz	Director	March 7, 2013

/s/ JACK H. NUSBAUM
Jack H. Nusbaum	Director	March 7, 2013

/s/ JEFFREY M. SOLOMON
Jeffrey M. Solomon	Director	March 7, 2013

/s/ THOMAS W. STRAUSS
Thomas W. Strauss	Director	March 7, 2013

/s/ JOHN E. TOFFOLON, JR.
John E. Toffolon, Jr.	Director	March 7, 2013

/s/ JOSEPH R. WRIGHT
Joseph R. Wright	Director	March 7, 2013

Exhibit Index

Exhibit No.	Description
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

10.4
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

10.6	Cowen Group, Inc. 2006 Equity and Incentive Plan (previously filed as Exhibit 10.20 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.7	Cowen Group, Inc. 2007 Equity and Incentive plan (previously filed as Exhibit 10.21 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.8	Form of RSU Award Agreement. (previously filed as Exhibit 10.23 to the Form 10-K filed on March 25, 2010).*
10.9
Cowen Group, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Group, Inc., on Schedule 14A for the year ended December 31, 2009, as filed on April 30, 2010).*

10.10	Form of Equity Award Agreement (previously filed as Exhibit 10.2 to the Form 8-K filed on June 10, 2010).*
10.11
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

10.12	Form of Restricted Stock Unit and Deferred Cash Award Agreement (previously filed as Exhibit 10.18 to the Form 10-K filed on March 9, 2012).*
10.13	Employment Agreement, dated as of May 31, 2012, by and between Cowen Group, Inc. and Jeffrey Solomon (previously filed as Exhibit 10.1 to the Form 8-K filed June 1, 2012).*
10.14	Employment Agreement, dated as of August 2, 2012, by and between Cowen Group, Inc. and Stephen Lasota (previously filed as Exhibit 10.1 to the Form 8-K filed August 3, 2012).*

E-1

Exhibit No.	Description
10.15	Employment Agreement, dated as of August 2, 2012, by and between Cowen Group, Inc. and Owen Littman (previously filed as Exhibit 10.2 to the Form 8-K filed August 3, 2012).*
10.16	Form of Stock Appreciation Right Award Agreement (filed herewith).*
21.1	Subsidiaries of Cowen Group, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT **

*	Signifies management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, this information shall not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections

E-2