Form 10-K/A
period 2012-12-31
COWEN GROUP, INC.
filed 2013-03-28
CIK 1466538

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
As of March 27, 2013 there were 115,974,722 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K/A incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders.

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2012 of Cowen Group, Inc. (the “Company” or "Cowen"), which was filed with the Securities and Exchange Commission on March 7, 2013. This Form 10-K/A is being filed for the purpose of providing separate audited financial statements of Starboard Value A LP (“Starboard”) as of and for the year ended December 31, 2012 in accordance with Rule 3-09 of Regulation S-X. The audited financial statements and Independent Auditor's Report, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15, “Exhibits and Financial Statement Schedules, of this Form 10-K/A. The Company accounts for its interest in Starboard under the equity method of accounting. The financial statements of Starboard as of and for the year ended December 31, 2012, were not available at the time that the Company filed its Annual Report on Form 10-K on March 7, 2013.

The consent of PricewaterhouseCoopers LLP, independent auditors for the Company, is also filed as an exhibit to this Amendment No. 1 to Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 on Form 10-K/A is not intended to update or modify any other information presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed. This Amendment No. 1 does not update or modify in any way the financial position, results of operations, cash flows, equity or related disclosures in the Company's Annual Report on Form 10-K, and does not reflect events occurring after the Form 10-K’s original filing date of March 7, 2013. Accordingly, this Form 10-K/A should be read in conjunction with other Company filings made with the SEC subsequent to the filing of the Annual Report on Form 10-K for the year ended December 31, 2012.

ii

Item 15.    Exhibits and Financial Statement Schedules

(a)	Cowen's consolidated financial statements are set forth in Part II Item 8 of Cowen's Annual Report on Form 10-K filed on March 7, 2013 (the “Original Form 10-K”)
The following financial statements are included in this Amendment No. 1 to Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X.

Starboard Value A LP Audited Financial Statements as of and for the year ended December 31, 2012.

All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

Exhibits required by Item 601 of Regulation S-K:
The exhibits filed in response to this item are listed in the Exhibit Index.

iii

Table of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
Date:	March 28, 2013	Title:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. COHEN	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Peter A. Cohen		March 28, 2013

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		March 28, 2013

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	March 28, 2013

/s/ STEVEN KOTLER
Steven Kotler	Director	March 28, 2013

/s/ JEROME S. MARKOWITZ
Jerome S. Markowitz	Director	March 28, 2013

/s/ JACK H. NUSBAUM
Jack H. Nusbaum	Director	March 28, 2013

/s/ JEFFREY M. SOLOMON
Jeffrey M. Solomon	Director	March 28, 2013

/s/ THOMAS W. STRAUSS
Thomas W. Strauss	Director	March 28, 2013

/s/ JOHN E. TOFFOLON, JR.
John E. Toffolon, Jr.	Director	March 28, 2013

/s/ JOSEPH R. WRIGHT
Joseph R. Wright	Director	March 28, 2013

Table of Contents

Exhibit Index

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Starboard Value A LP Audited Financial Statements as of and for the year ended December 31, 2012 (filed herewith).

E- 1