Form 10-Q
period 2013-03-31
COWEN GROUP, INC.
filed 2013-05-08
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
As of May 6, 2013 there were 116,058,284 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2013, and 2012. The Consolidated Financial Statements as of December 31, 2012 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of March 31,	As of December 31,
	2013	2012
Assets
Cash and cash equivalents	$36,951	$83,538
Cash collateral pledged	10,905	9,160
Securities owned, at fair value	472,798	624,127
Securities borrowed	459,719	408,096
Other investments	80,452	84,930
Receivable from brokers	53,310	71,306
Fees receivable, net of allowance	36,581	34,707
Due from related parties	20,045	21,022
Fixed assets, net of accumulated depreciation and amortization of $31,443 and $30,003, respectively	31,525	32,202
Goodwill	36,207	28,545
Intangible assets, net of accumulated amortization of $23,790 and $22,945, respectively	14,915	12,984
Other assets	23,538	16,278
Consolidated Funds
Cash and cash equivalents	3,820	3,559
Securities owned, at fair value	—	3,525
Other investments, at fair value	193,497	204,205
Other assets	6,699	292
Total Assets	$1,480,962	$1,638,476
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$228,833	$177,937
Securities sold under agreement to repurchase	29,241	165,945
Securities loaned	459,336	410,441
Payable to brokers	88,706	188,788
Compensation payable	14,898	45,752
Short-term borrowings and other debt	5,379	4,132
Fees payable	3,448	5,277
Due to related parties	618	662
Accounts payable, accrued expenses and other liabilities	60,239	55,425
Consolidated Funds
Capital withdrawals payable	5,782	2,891
Accounts payable, accrued expenses and other liabilities	302	414
Total Liabilities	896,782	1,057,664
Commitments and Contingencies (Note 13)
Redeemable non-controlling interests	81,031	85,703
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 127,426,493 shares issued and 115,651,799 outstanding as of March 31, 2013 and 123,740,112 shares issued and 112,447,892 outstanding as of December 31, 2012, respectively (including 336,895 and 336,895 restricted shares, respectively)	1,160	1,135
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	724,235	713,211
(Accumulated deficit) retained earnings	(190,441)	(187,865)
Accumulated other comprehensive income (loss)	335	356
Less: Class A common stock held in treasury, at cost, 11,447,516 and 11,292,220 shares as of March 31, 2013 and December 31, 2012, respectively.	(32,140)	(31,728)
Total Stockholders' Equity	503,149	495,109
Total Liabilities and Stockholders' Equity	$1,480,962	$1,638,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Investment banking	$17,166	$15,630
Brokerage	26,600	24,013
Management fees	9,493	9,717
Incentive income	2,611	691
Interest and dividends	9,321	5,372
Reimbursement from affiliates	1,485	1,045
Other revenues	478	867
Consolidated Funds
Interest and dividends	12	61
Other revenues	75	84
Total revenues	67,241	57,480
Expenses
Employee compensation and benefits	44,223	46,683
Floor brokerage and trade execution	4,478	3,752
Interest and dividends	6,418	1,724
Professional, advisory and other fees	3,853	3,925
Service fees	2,577	2,237
Communications	4,774	3,401
Occupancy and equipment	5,719	5,242
Depreciation and amortization	2,553	2,155
Client services and business development	4,099	3,826
Other expenses	3,984	3,419
Consolidated Funds
Interest and dividends	—	16
Professional, advisory and other fees	396	288
Other expenses	38	71
Total expenses	83,112	76,739
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	11,807	19,671
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	5,070	5,964
Net realized and unrealized gains (losses) on derivatives	304	40
Net gains (losses) on foreign currency transactions	(215)	(38)
Total other income (loss)	16,966	25,637
Income (loss) before income taxes	1,095	6,378
Income tax expense (benefit)	176	142
Net income (loss)	919	6,236
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	3,495	2,241
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(2,576)	$3,995
Weighted average common shares outstanding:
Basic	113,798	114,281
Diluted	113,798	115,663
Earnings (loss) per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012

Net income (loss)			$919			$6,236
Other comprehensive income (loss), net of tax:
Foreign currency translation		(4)			(67)
Defined benefit pension plans:
Prior service cost arising during the period	—			—
Net gain/(loss) arising during the period	(22)			102
Add: amortization of prior service cost included in net periodic pension cost	5	(17)		5	107
Total other comprehensive income, net of tax			(21)			40
Comprehensive income (loss)			$898			$6,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2012	112,447,892	1,135	(31,728)	713,211	356	(187,865)	495,109	85,703
Net income (loss)	—	—	—	—	—	(2,576)	(2,576)	3,495
Defined benefit plans	—	—	—	—	(17)	—	(17)	—
Foreign currency translation	—	—	—	—	(4)	—	(4)	—
Capital contributions	—	—	—	—	—	—	—	801
Capital withdrawals	—	—	—	—	—	—	—	(8,968)
Restricted stock awards issued	689,594	—	—	—	—	—	—	—
Common stock issued upon acquisition (See Note 2)	2,514,468	25	—	6,272	—	—	6,297	—
Purchase of treasury stock, at cost	(155)	—	(412)	—	—	—	(412)	—
Amortization of share based compensation	—	—	—	4,752	—	—	4,752	—
Balance, March 31, 2013	115,651,799	$1,160	$(32,140)	$724,235	$335	$(190,441)	$503,149	$81,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$919	$6,236
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,553	2,155
Share-based compensation	4,752	5,944
Deferred rent obligations	(4,159)	(664)
Net loss on disposal of fixed assets	97	—
Purchases of securities owned, at fair value	(1,298,853)	(1,643,802)
Proceeds from sales of securities owned, at fair value	1,472,056	1,579,427
Proceeds from sales of securities sold, not yet purchased, at fair value	708,168	967,861
Payments to cover securities sold, not yet purchased, at fair value	(651,829)	(994,775)
Net (gains) losses on securities, derivatives and other investments	(9,129)	(17,866)
Consolidated Funds
Purchases of securities owned, at fair value	(78,792)	(108,768)
Proceeds from sales of securities owned, at fair value	82,320	112,522
Purchases of other investments	(973)	(4,279)
Proceeds from sales of other investments	18,352	7,580
Net realized and unrealized (gains) losses on investments and other transactions	(6,675)	(6,323)
(Increase) decrease in operating assets:
Cash acquired upon transaction	10,747	—
Cash collateral pledged	137	47
Securities owned, at fair value, held at broker dealer	(14,882)	26,836
Securities borrowed	(51,623)	—
Receivable from brokers	19,284	(4,778)
Fees receivable, net of allowance	(1,644)	3,317
Due from related parties	1,478	(724)
Other assets	(5,341)	304
Consolidated Funds
Cash and cash equivalents	(261)	(1,322)
Other assets	(6,407)	1,206
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(8,845)	14,748
Securities loaned	48,895	—
Payable to brokers	(100,082)	(48,314)
Compensation payable	(46,014)	(51,810)
Fees payable	(1,829)	3,134
Due to related parties	(44)	(927)
Accounts payable, accrued expenses and other liabilities	2,482	(3,703)
Consolidated Funds
Due to related parties	—	25
Accounts payable, accrued expenses and other liabilities	(112)	(11)
Net cash provided by / (used in) operating activities	$84,746	$(156,724)

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended March 31,
(continued)	2013	2012
Cash flows from investing activities:
Securities purchased under agreement to resell	$—	$35,253
Purchases of other investments	(5,161)	(6,441)
Proceeds from sales of other investments	15,534	9,253
Purchase of fixed assets	(237)	(445)
Net cash provided by / (used in) investing activities	10,136	37,620
Cash flows from financing activities:
Securities sold under agreement to repurchase	(136,704)	65,408
Borrowings on short-term borrowings and other debt	2,044	—
Repayments on short-term borrowings and other debt	(797)	(375)
Purchase of treasury stock	(235)	(905)
Capital withdrawals to non-controlling interests in operating entities	(432)	(2,042)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	300	—
Capital withdrawals to non-controlling interests in Consolidated Funds	(5,645)	(3,653)
Net cash provided by / (used in) financing activities	(141,469)	58,433
Change in cash and cash equivalents	(46,587)	(60,671)
Cash and cash equivalents at beginning of period	83,538	126,889
Cash and cash equivalents at end of period	$36,951	$66,218

Supplemental non-cash information
Non compete agreements and covenants with limiting conditions acquired (see Note 2)	$460	$—
Common stock issuance upon close of acquisition (see Note 2)	$6,297	$—
Purchase of treasury stock, at cost, through net settlement (see Note 15)	177	$—
Net assets of consolidated entities	$—	$19,073
Net assets of deconsolidated entities	$—	$17,104
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, market-making and sales and trading services through its two business segments: alternative investment and broker-dealer. The Company's alternative investment segment includes hedge funds, replication products, mutual funds, managed futures funds, funds of funds, real estate and healthcare royalty funds, offered primarily under the Ramius name. The broker-dealer segment offers research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), clean technology, energy, metals and mining, transportation, chemicals and agriculture sectors, primarily under the Cowen name.
2. Acquisitions
On March 11, 2013, the Company completed its acquisition of Dahlman Rose & Company, LLC, a privately-held investment bank specializing in the energy, metals and mining, transportation, chemicals and agriculture sectors. This acquisition was an all-stock transaction. In the aggregate, the purchase price, assets acquired and liabilities assumed were not significant and the near term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant. Dahlman Rose & Company, LLC was subsequently renamed to Cowen Securities LLC ("Cowen Securities"). Post acquisition, Cowen Securities is included in the broker-dealer segment.
The Company is in discussions with the sellers regarding certain items, resolution of which will potentially impact the purchase price, assets and liabilities recognized and the resulting goodwill. The Company does not believe the impact will be material. The preliminary purchase price allocation of Cowen Securities is based upon all information available to us at the present time, and is based upon management's preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. The purchase price allocation is preliminary pending the Company's final determination of the fair values of the assets and liabilities, which the Company expects will occur within twelve months following the acquisition. Upon the completion of the final purchase price allocation, any reallocation of fair values to the assets acquired and liabilities assumed in the acquisitions could have an impact on the amounts recognized on the condensed consolidated statements of operations.
The acquisition was accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). As such, results of operations for the Cowen Securities are included in the accompanying condensed consolidated statements of operations since the date of the acquisition, and the assets acquired, liabilities assumed and the resulting goodwill were recorded at their fair values within their respective line items on the accompanying condensed consolidated statement of financial condition. Accordingly, the Company recognized goodwill in the amount of $7.7 million (See Note 8) which is deductible for tax purposes.
The Company recognized approximately $1.2 million of acquisition-related costs, including legal, accounting, and valuation services for the three months ended March 31, 2013. These costs are included in professional, advisory and other fees and other expenses in the condensed consolidated statements of operations.
3. Significant Accounting Policies

a.	Basis of presentation
These unaudited condensed consolidated financial statements and related notes have been prepared in accordance with US GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to interim financial statements. Results for interim periods should not be considered indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010, included in the Form 10-K of Cowen Group as filed with the SEC on March 7, 2013. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary for a fair presentation of the results for the interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in these condensed consolidated financial statements, as further discussed below, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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
As of March 31, 2013 and December 31, 2012, the Company consolidates the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and RTS Global 3X Fund LP (“RTS Global 3X”). RTS Global 3X was liquidated on March 31, 2013.
The Company also consolidates three investment companies; RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy, and Ramius Co-Investment I LLC (formerly known as Cowen Bluebird LLC) and Ramius Co-Investment II LLC (formerly known as RCG Ultragenex Holdings LLC), which were both formed to make investments in biomedical companies that develop innovative gene therapies for severe genetic disorders. The Company determined that RCG Linkem II, LLC, Ramius Co-Investment I LLC (formerly known as Cowen Bluebird LLC) and Ramius Co-Investment II LLC (formerly known as RCG Ultragenex Holdings LLC) are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

returns, or both. If these conditions are met, the Company is considered to be the primary beneficiary of the VIE and thus is required to consolidate it.
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of March 31, 2013, and December 31, 2012, the Company does not consolidate any VIEs.
As of March 31, 2013 and December 31, 2012, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) (the “Unconsolidated Master Fund”) through one of its Consolidated Funds, Enterprise LP. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Fund.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily funds and real estate entities for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate any of these funds or real estate entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services. (See Note 5 for additional disclosures on VIEs)
Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the condensed consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the condensed consolidated statements of operations.
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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker‑dealer subsidiaries, Cowen and Company, LLC (“Cowen and Company”), Cowen Capital LLC, ATM USA, LLC, Cowen Equity Finance LP and Cowen Securities, apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.

c.	Use of estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with US GAAP requires the management of the Company to make estimates and assumptions that affect the fair value of securities and other investments, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the accompanying condensed consolidated financial statements, the accounting for goodwill and identifiable intangible assets and

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

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
The Company primarily uses the “market approach” to value its financial instruments measured at fair value. In determining an instrument's level within the hierarchy, the Company categorizes the Company's financial instruments into three categories: securities, derivative contracts and other investments. To the extent applicable, each of these categories can further be divided between those held long or sold short.
The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company has elected the fair value option for its investments through Ramius Co-Investment I LLC (formerly known as Cowen Bluebird LLC), Ramius Co-Investment II LLC (formerly known as RCG Ultragenex Holdings LLC) and certain investments it holds though its operating companies.  This option has been elected because the Company believes that it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Derivative contracts—Derivative contracts can be exchange‑traded or privately negotiated over-the-counter (“OTC”). Exchange‑traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures and currency forwards are included within other assets on the accompanying condensed consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the accompanying condensed consolidated statements of financial condition.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

e.	Securities borrowed and securities loaned
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned.The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary.

f.	Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of March 31, 2013 and December 31, 2012, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with multiple counterparties as of March 31, 2013 and December 31, 2012.
Collateral is valued daily and the Company and its counterparties may adjust the collateral or require additional collateral to be deposited when appropriate. Collateral held by counterparties may be sold or re-hypothecated by such counterparties, subject to certain limitations sometimes imposed by the Company and in accordance with the master netting agreements in place with the counter party. Collateralized Repurchase Agreements may result in credit exposure in the event the counterparties to the transactions are unable to fulfill their contractual obligations. The Company minimizes the credit risk associated with this activity by monitoring credit exposure and collateral values, and by requiring additional collateral to be promptly deposited with or returned to the Company when deemed necessary.
g.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of March 31, 2013 and December 31, 2012 is $18.0 million and $13.8 million, respectively.
h.    New accounting pronouncements
Recently adopted accounting pronouncements
In February 2013, the FASB issued amended guidance which requires the entity to present amounts reclassified out of accumulated other comprehensive income by component. The amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance further requires the entity to

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

disclose the effect of these reclassifications on net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of these amendments did not have any impact on the Company's financial condition, results of operations, or cash flows since the changes are limited to presentation reclassifications out of accumulated other comprehensive income.
In December 2011, the FASB issued amended guidance which will enhance disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued amended guidance to clarify the specific instruments that should be considered in these disclosures. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this amended guidance did not have a material impact as the Company already discloses the derivative transactions and repurchase / resale agreements on a gross basis on the accompanying condensed consolidated statements of financial condition.
4. Cash collateral pledged
As of March 31, 2013 and December 31, 2012, the Company pledged cash collateral in the amount of $10.9 million and $9.2 million, respectively, which primarily relates to (a) a bond held as collateral on a letter of credit and (b) letters of credit issued to the landlord of the Company's premises in New York City (see Note 14).
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
As of March 31, 2013 and 2012, securities owned, at fair value consisted of the following:

	As of March 31, 2013	As of December 31, 2012
	(dollars in thousands)
U.S. Government securities (a)	$134	$137,478
Preferred stock	2,332	2,332
Common stocks	293,067	259,292
Convertible bonds (b)	8,615	6,202
Corporate bonds (c)	143,446	193,078
Options	18,908	20,546
Warrants and rights	3,343	2,354
Mutual funds	2,953	2,845
	$472,798	$624,127

(a)
As of March 31, 2013, maturities ranged from September 2013 to April 2016 and interest rates ranged between 0.11% and 5.95%. As of December 31, 2012, maturities ranged from November 2013 to November 2022 and interest rates ranged between 0.25% and 5.95%.

(b)
As of March 31, 2013, maturities ranged from May 2014 to October 2014 with an interest rate of 5.00% to 6.25%. As of December 31, 2012, maturities ranged from May 2014 to July 2014 with an interest rate of 5.00%.

(c)
As of March 31, 2013, maturities ranged from April 2013 to February 2041 and interest rates ranged between 2.47% and 12.50%. As of December 31, 2012, maturities ranged from January 2013 to February 2041 and interest rates ranged between 3.09% and 12.50%.

The Company's direct involvement with derivative financial instruments includes futures, currency forwards and warrants and rights. Open equity positions in futures transactions are recorded as receivables from and payables to broker‑dealers or clearing brokers, as applicable. The Company's derivatives trading activities exposes the Company to certain risks, such as

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets. The Company's overall exposure to financial derivatives is limited. The Company's long exposure to futures and currency forward derivative contracts, at fair value, as of March 31, 2013 and December 31, 2012 of $0.3 million and $0.2 million, respectively, is included in other assets in the accompanying condensed consolidated statements of financial condition. The Company's short exposure to futures and currency forward derivative contracts, at fair value, as of March 31, 2013 and December 31, 2012 of $0.2 million and $1.0 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. The realized and unrealized gains/(losses) related to derivatives trading activities for the three months ended March 31, 2013, and 2012, were $1.6 million, and $0.6 million, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of March 31, 2013 and December 31, 2012, collateral consisting of $3.4 million and $6.7 million of cash, respectively, is included in receivable from brokers on the accompanying condensed consolidated statements of financial condition. As of March 31, 2013 and December 31, 2012 all derivative contracts were with multiple major financial institutions.
Other investments
As of March 31, 2013 and December 31, 2012, other investments consisted of the following:

	As of March 31, 2013	As of December 31, 2012
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$57,549	$55,898
(2) Real estate investments, at fair value	1,875	1,864
(3) Equity method investments	20,368	26,462
(4) Lehman claims, at fair value	660	706
	$80,452	$84,930

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of March 31, 2013 and December 31, 2012, included the following:

	As of March 31, 2013	As of December 31, 2012
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$8,182	$7,866
HealthCare Royalty Partners II (a)(*)	3,361	6,415
OSP Credit Fund LP (formerly known as Ramius Global Credit Fund LP) (b)(*)	15,249	14,196
Tapestry Investment Co PCC Ltd (c)	81	194
Starboard Value and Opportunity Fund LP (d)(*)	16,395	15,706
Formation 8 Partners Fund I (e)	1,500	1,500
RCG LV Park Lane LLC (f)	705	708
RCGL 12E13th LLC (g)	400	—
RCG Longview Debt Fund V, L.P. (g)	2,301	—
Other private investment (h)	7,593	7,826
Other affiliated funds (i)(*)	1,782	1,487
	$57,549	$55,898
* These portfolio funds are affiliates of the Company
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted in Note 13.

(a)	HealthCare Royalty Partners and HealthCare Royalty Partners II are private equity funds and therefore distributions will be made when the underlying investments are liquidated.

(b)
OSP Credit Fund LP (formerly known as Ramius Global Credit Fund LP) has a quarterly redemption policy with a 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(c)	Tapestry Investment Company PCC Ltd is in the process of liquidation and redemptions will be made periodically at the investment managers' decision as the underlying investments are liquidated.

(d)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon ninety days notice.

(e)
Formation 8 Partners Fund I is a private equity fund which invests in equity of early stage and growth transformational IT and energy technology companies. Distributions will be made when the underlying investments are liquidated.

(f)
RCG LV Park Lane LLC  is a single purpose entity formed to participate in a joint venture which acquired, at a discount, the mortgage notes on a portfolio of multifamily real estate properties located in Birmingham, Alabama.  RCG LV Park Lane LLC is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(g)	RCGL 12E13th LLC and RCG Longview Debt Fund V, L.P. are real estate private equity structures and therefore distributions will be made when the underlying investments are liquidated.

(h)	Other private investment represents the Company's closed end investment in a wireless broadband communication provider in Italy.

(i)	The majority of these funds are real estate fund affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Real estate investments, at fair value
Real estate investments as of March 31, 2013 and December 31, 2012 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $1.9 million and $1.9 million, respectively.

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	As of March 31, 2013	As of December 31, 2012
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,079	$1,954
HealthCare Royalty GP, LLC	667	642
HealthCare Royalty GP II, LLC	569	1,086
CBOE Stock Exchange, LLC	2,015	2,058
Starboard Value LP	7,398	12,757
RCG Longview Partners, LLC	1,826	1,535
RCG Longview Louisiana Manager, LLC	1,883	1,866
RCG Urban American, LLC	1,414	1,380
RCG Urban American Management, LLC	642	545
RCG Longview Equity Management, LLC	192	285
Urban American Real Estate Fund II, L.P.	1,736	1,636
RCG Kennedy House, LLC	309	377
Other	638	341
	$20,368	$26,462
As of March 31, 2013 and December 31, 2012, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $4.2 million and $4.2 million, for the three months ended March 31, 2013 and 2012, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the three months ended March 31, 2013 and 2012, respectively.
For the period ended March 31, 2013, certain of the Company's equity method investments have met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized income statement information for the significant investees for the three months ended March 31, 2013 and 2012. The summarized income statement information for the Company's investments in the individually significant investees is as follows:

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Revenues	$4,865	$4,997
Less: Expenses	1,327	1,374
Net realized and unrealized gains (losses)	107	37
Net Income	$3,645	$3,660

(4)	Lehman Claims, at fair value
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Given the fact that LBIE has begun to make distributions to unsecured creditors and the increased trading levels for unsecured claims of LBIE, the Company decided to record the estimated fair value of the Total Net Equity Claim at par as of March 31, 2013 and December 31, 2012, which represented management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the “Estimated Recoverable Lehman Claim”). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual recovery that may ultimately be received by the Company with respect to the pending LBIE claim is not known and could be different from the estimated value assigned by the Company. (See Note 5b(2)).
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of March 31, 2013 and December 31, 2012 securities sold, not yet purchased, at fair value consisted of the following:

	As of March 31, 2013	As of December 31, 2012
	(dollars in thousands)
Common stocks	215,863	168,797
Corporate bonds (a)	60	61
Options	12,907	9,076
Warrants and rights	3	3
	$228,833	$177,937

(a)	As of March 31, 2013, the maturity was January 2026 with an interest rate of 5.55%. As of December 31, 2012, the maturity was January 2026 with an interest rate of 5.55% .
Securities purchased under agreements to resell and securities sold under agreements to repurchase
The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of March 31, 2013 and 2012:

As of March 31, 2013
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.74% - 2.1% due on December 2013 to July 2017	29,241
$29,241

As of December 31, 2012
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.2% due on January 31, 2013 to June 25, 2013	29,039
Agreements with Barclays Capital Inc bearing interest of (0.05%) - 0.23% due on January 1, 2013	136,906
$165,945

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

For all of the Company's holdings of repurchase agreements as of March 31, 2013, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements rolls over on a day-to-day basis.
Transactions involving the sale of securities under repurchase agreements are carried at their contract value, which approximates fair value, and are accounted for as collateralized financings. In connection with these financings, as of March 31, 2013 and December 31, 2012, the Company had pledged collateral, consisting of government and corporate bonds, in the amount of $36.2 million and $173.7 million, respectively, which is included in securities owned, at fair value in the accompanying condensed consolidated statements of financial condition.
Securities lending and borrowing transactions
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned.The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary.
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
As of March 31, 2013, the Company has loaned to brokers and dealers, securities having a market value of $435.9 million.  In addition, as of March 31, 2013, the Company has borrowed from brokers and dealers, securities having a market value of $438.2 million.
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $1.4 billion and $214.4 million as of March 31, 2013 and $1.4 billion and $22.8 million as of December 31, 2012, respectively. In addition, the maximum exposure relating to these variable interest entities as of March 31, 2013 was $207.2 million, and as of December 31, 2012 was $220.9 million, all of which is included in other investments, at fair value in the Company's condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds as of March 31, 2013 and December 31, 2012.

b.	Consolidated Funds
Securities owned, at fair value
As of March 31, 2013 the Company held no securities owned, at fair value, held by the Consolidated Funds. As of December 31, 2012 securities owned, at fair value, held by the Consolidated Funds are comprised of:

As of December 31, 2012
(dollars in thousands)
Government sponsored securities (a)	$1,911
Commercial paper (b)	1,614
$3,525

(a)	As of December 31, 2012, maturities ranged from August 2013 to December 2014 and interest rates ranged between 0.28% and 4.00%.

(b)	As of December 31, 2012, commercial paper was purchased at a discount and matures on January 2, 2013.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Other investments, at fair value
As of March 31, 2013 and December 31, 2012 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2013	As of December 31, 2012
	(dollars in thousands)
(1) Portfolio Funds	$178,357	$190,081
(2) Lehman claims	15,140	14,124
	$193,497	$204,205

(1)	Investments in Portfolio Funds, at fair value
As of March 31, 2013 and December 31, 2012, investments in Portfolio Funds, at fair value, included the following:

	As of March 31, 2013	As of December 31, 2012
	(dollars in thousands)
Investments of Enterprise LP	$170,250	$173,348
Investments of consolidated fund of funds	8,107	16,733
	$178,357	$190,081
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master‑feeder” structure with Enterprise Master, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds are recorded in other investments on the accompanying condensed consolidated statements of financial condition and include Enterprise LP's investment of $170.3 million and $173.3 million in Enterprise Master as of March 31, 2013 and December 31, 2012, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP.
Investments of consolidated fund of funds investment companies
The investments of the consolidated fund of funds investment companies are $8.1 million and $16.7 million as of March 31, 2013 and December 31, 2012, respectively. These investments include the investments of Levered FOF, Multi‑Strat Master FOF and Vintage Master FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC and RTS Global 3X, which is managed by Ramius Trading Strategies LLC. Multi‑Strat Master FOF's investment objective is to invest discrete pools of their capital among portfolio managers that invest through Portfolio Funds, forming a multi‑strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Levered FOF had a similar strategy, but on a levered basis, prior to the fund winding down. Levered FOF is no longer levered. Vintage Master FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. Levered FOF, Multi‑Strat Master FOF and Vintage Master FOF are all in liquidation. RTS Global 3X was liquidated on March 31, 2013. As such it holds no investments as of March 31, 2013. RTS Global 3X's investment objective was to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital in managed futures and global macro‑based investment strategies. RTS Global 3X sought to achieve its objective through a multi‑advisor investment approach by allocating its capital among third‑party trading advisors that are unaffiliated with RTS Global 3X. However, unlike a traditional “fund of funds” that invests with advisors through entities controlled by third‑parties, RTS Global 3X allocated its capital among a number of different trading accounts organized and managed by the general partner.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following is a summary of the investments held by the four consolidated fund of funds, at fair value, as of March 31, 2013 and December 31, 2012:

		Fair Value as of March 31, 2013
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Total
		(dollars in thousands)
Tapestry Pooled Account V LLC*	Credit-Based	$260	$534	$571	$1,365	(a)
Externally Managed Portfolio Funds	Event Driven	1,295	1,942	2,737	5,974	(c)
Externally Managed Portfolio Funds	Hedged Equity	—	—	768	768	(d)
		$1,555	$2,476	$4,076	$8,107

		Fair value as of December 31, 2012
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	RTS Global 3X Fund LP	Total
		(dollars in thousands)
Tapestry Pooled Account V LLC*	Credit-Based	315	649	693	—	1,657	(a)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	7,161	7,161	(b)
Externally Managed Portfolio Funds	Event Driven	1,545	2,316	3,264	—	7,125	(c)
Externally Managed Portfolio Funds	Hedged Equity	—	—	790	—	790	(d)
		$1,860	$2,965	$4,747	$7,161	$16,733
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

(b)
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
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. Included in this claim were assets with a value of $9.5 million at the time

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

LBIE entered Administration that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. In December 2011, Enterprise Master received an aggregate of approximately $2.4 million relating to securities, interest and dividends earned with respect to securities held by LBIE on behalf of Enterprise Master Master and its affiliated funds. A distribution of $2.9 million occurred in February of 2012. After giving effect of these distributions, the remaining Net Equity Claim for Enterprise Master held directly and through its ownership interest in affiliated funds is $12.4 million. On November 2, 2012, Enterprise Master executed a Claims Determination Deed with respect to the unsecured portion of its direct claim against LBIE.  By entering into this deed, Enterprise Master and LBIE reached agreement on the amount of Enterprise Master's unsecured claim, which was agreed to be approximately $1.3 million.  As a result of entering into this deed, Enterprise Master is entitled to participate in dividends to unsecured creditors of LBIE and at the end of November 2012 Enterprise Master received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.3 million. In February 2013, Enterprise Master sold its unsecured claim, including the amount received in connection with the first dividend, for $1.3 million, or par. Enterprise Master distributed the proceeds of the sale to the Company in March 2013. Enterprise Master is valuing the $11.7 million claim at $19.0 million as of March 31, 2013. Of the $19.0 million current valuation of Enterprise Master's claim, $15.1 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration. Of the $11.7 million net equity claim, $10.6 million represents claims to trust assets that the Company believes were held by LBIE through Lehman Brothers, Inc. (“LBI”). LBIE has made a corresponding claim for these assets and other trust assets held at LBI by LBIE on behalf of other prime brokerage clients pursuant to an omnibus customer claim (the “LBIE Omnibus Customer Claim”). LBIE will only be able to return trust assets held at LBI to Enterprise Master once LBIE receives a distribution from LBI in respect of the LBIE Omnibus Customer Claim. In February 2013, LBIE, Lehman Brothers Holdings, Inc. and LBI announced that they entered into two separate agreements settling all intercompany claims between LBI on the one part, and LBHI and LBIE on the other part. The settlement agreements are subject to the approval by the U.S. Bankruptcy Judge in the LBI Securities Investor Protection Act (SIPA) proceeding and, in the case of the agreement between LBI and LBIE, an order of the English High Court. The U.S. Banking Judge approved the settlement agreement in April 2013. Upon receipt of these approvals, the settlements will allow the trustee appointed under SIPA (the “SIPA Trustee”) to proceed with plans to allocate and distribute sufficient cash and securities to LBI's customer claimants, including LBIE with respect to the LBIE Omnibus Customer Claim, to enable the SIPA Trustee to satisfy valid customer claims in full. In March 2013, LBIE made a consensual proposal to the clients holding trust assets pursuant to the LBIE Omnibus Customer Claim to facilitate the return of the amounts recovered from LBI with respect to the LBIE Omnibus Customer Claim. Under the consensual proposal, LBIE indicated that it intends to liquidate any securities received from LBI with respect to the LBIE Omnibus Customer Claim and will then allocate the value received from LBI among all of the LBIE clients who had trust assets held at LBI under the LBIE Omnibus Customer Claim. In allocating the amounts received from LBI, LBIE has indicated that it intends to allow clients to determine their entitlements on a portfolio basis based on the higher of (i) the market value of the portfolio as of September 19, 2008 or (ii) the market value of the portfolio together with accrued income thereon as of November 30, 2012 (the “Best Claim”). LBIE's purpose in seeking a consensual arrangement with its clients relating to the liquidation and allocation described above was to ensure that a distribution could be made without having to seek UK court direction on these issues, which would otherwise substantially delay any distribution. LBIE has indicated that based on the value of the assets it expects to receive from LBI and the Best Claims of its clients, all valued as at November 30, 2012, it expects to be able to make distributions to its clients in excess of 90% of a client's Best Claim. On April 2, 2013, LBIE announced that the consensual proposal had been accepted by a sufficient number of clients to satisfy the acceptance threshold and would therefore become effective. As of March 31,2013, the Company is valuing the trust assets of Enterprise Master believed to be held at LBI at 90% of its Best Claim, or $14.8 million.
The remaining components of the LBIE claims included within the $19.0 million value as of March 31,2013 consist of several components valued as follows: (a) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement (“CRA”) and (b) the foreign denominated trust assets that are not within the control of LBIE (which the Company does not believe are held through LBI), were valued at $5.2 million, which represents the market value of those assets less a 1% discount that corresponds to the fee charged under the CRA, which represented the Company's estimate of potential recovery rates. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be significant.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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
In addition to Enterprise Master's claims against LBIE, LBI was a prime broker to Enterprise Master and Enterprise Master holds cash balances of $4.2 million at LBI. These are not part of the LBIE Omnibus Customer Claim. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent LBHI. The status of the assets under LBI's bankruptcy proceedings has not been determined. The amount that will ultimately be recovered from LBI will depend on the amount of assets available in the fund of customer property to be established by the SIPA Trustee as approved by the bankruptcy court as well as the total amount of customer claims that seek recovery from the fund of customer property. As discussed above, approval of the settlement agreements between LBI, LBHI and LBIE should allow the SIPA Trustee to proceed with plans to allocate and distribute sufficient cash and securities to LBI's customer claimants to enable the SIPA Trustee to satisfy valid customer claims in full. The timing of distributions from LBI to its customers remains uncertain. As a result, management has estimated recovery with respect to the Company's exposure to LBI at 86% or $3.6 million as of March 31, 2013, which represents a full recovery with respect to the Company's exposure discounted to take into account the uncertainty regarding when the assets will actually be returned. The estimated recoverable amount by the Company may differ from the actual recoverable amount of the pending LBI claim, and the differences may be significant.(See Note 5a(4)).
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of March 31, 2013 and December 31, 2012, the Company assessed whether or not its Consolidated Funds had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of March 31, 2013 or December 31, 2012.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master as of March 31, 2013 and December 31, 2012:
Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	As of March 31, 2013	As of December 31, 2012
	(dollars in thousands)
Bank debt	$106	$79
Common stock	2,682	2,680
Preferred stock	997	997
Private equity	297	297
Restricted stock	110	26
Rights	1,665	1,714
Trade claims	128	128
Warrants	2	2
	$5,987	$5,923
Derivative contracts, at fair value, owned by Enterprise Master, net

	As of March 31, 2013	As of December 31, 2012
Description	(dollars in thousands)
Currency forwards	$5	$6
	$5	$6

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Portfolio Funds, owned by Enterprise Master, at fair value

		As of March 31, 2013	As of December 31, 2012
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$10,493	$11,027
RCG Longview II, LP*	Real Estate	860	970
RCG Longview Debt Fund IV, LP*	Real Estate	29,440	30,572
RCG Longview, LP*	Real Estate	316	265
RCG Soundview, LLC*	Real Estate	445	2,374
RCG Urban American Real Estate Fund, L.P.*	Real Estate	1,962	1,987
RCG International Sarl*	Multi-Strategy	1,492	752
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	80,067	80,166
RCG Endeavour, LLC*	Multi-Strategy	41	43
RCG Energy, LLC *	Energy	14,941	14,239
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	12,071	12,430
Real Estate Investments	Real Estate	12,502	12,321
		$164,631	$167,147

*	These Portfolio Funds are affiliates of the Company.
RTS Global 3X Fund LP's Portfolio Fund investments
RTS Global 3X, which commenced operations in March 2010, invests over half of its equity in six externally managed portfolio funds which primarily concentrate on futures and global macro strategies. RTS Global 3X's investments in the portfolio funds represent its proportionate share of the portfolio funds net assets; as a result, the portfolio funds' investments reflected below may exceed the net investment which RTS Global 3X has recorded. RTS Global 3X was liquidated on March 31, 2013. As such it holds no investments as of March 31, 2013. The following table presents the summarized investment information, which primarily consists of receivables/(payables) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of December 31, 2012:

As of December 31, 2012
(dollars in thousands)
Bond futures	$489
Commodity forwards	(659)
Commodity futures	47
Currency forwards	202
Currency futures	264
Energy futures	239
Equity future	(27)
Index futures	(257)
Interest rate futures	40
$338
6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2013 and 2012:

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Operating Entities

	Assets at Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$134	$—	$—	$134
Preferred stock	—	—	2,332	2,332
Common stocks	288,686	2,103	2,278	293,067
Convertible bonds	—	8,615	—	8,615
Corporate bonds	—	143,446	—	143,446
Futures	1	—	—	1
Currency forwards	—	248	—	248
Options	18,808	100	—	18,908
Warrants and rights	100	—	3,243	3,343
Mutual funds	2,953	—	—	2,953
Other investments
Portfolio Funds	—	31,990	25,559	57,549
Real estate investments	—	—	1,875	1,875
Lehman claim	—	—	660	660
	$310,682	$186,502	$35,947	$533,131

	Liabilities at Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$215,863	$—	$—	$215,863
Corporate bonds	—	60	—	60
Futures	173	—	—	173
Currency forwards	—	70	—	70
Options	12,756	151	—	12,907
Warrants and rights	—	—	3	3
	$228,792	$281	$3	$229,076

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$137,478	$—	$—	$137,478
Preferred stock	—	—	2,332	2,332
Common stocks	254,606	2,137	2,549	259,292
Convertible bonds	—	6,202	—	6,202
Corporate bonds	—	192,563	515	193,078
Currency forwards	—	202	—	202
Options	18,273	2,273	—	20,546
Warrants and rights	641	—	1,713	2,354
Mutual funds	2,845	—	—	2,845
Other investments
Portfolio Funds	—	30,228	25,670	55,898
Real estate investments	—	—	1,864	1,864
Lehman claim	—	—	706	706
	$413,843	$233,605	$35,349	$682,797

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$168,797	$—	$—	$168,797
Corporate bonds	—	61	—	61
Futures	370	—	—	370
Currency forwards	—	603	—	603
Options	8,990	86	—	9,076
Warrants and rights	—	—	3	3
	$178,157	$750	$3	$178,910
Consolidated Funds' investments

	Assets at Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	$—	$—	$178,357	$178,357
Lehman claims	—	—	15,140	15,140
	$—	$—	$193,497	$193,497

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$1,911	$—	$—	$1,911
Commercial paper	—	1,614	—	1,614
Other investments
Portfolio Funds	—	7,161	182,920	190,081
Lehman claims	—	—	14,124	14,124
	$1,911	$8,775	$197,044	$207,730

The following table includes a rollforward of the amounts for the three months ended March 31, 2013 and 2012 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Balance at December 31, 2012	Transfers in		Transfers out	Purchases/(covers)	(Sales)/short buys	Realized gains (losses)	Unrealized gains (losses)	Balance at March 31, 2013
	(dollars in thousands)
Operating Entities
Preferred stock	$2,332	$—		$—	$—	$—	$—	$—	$2,332
Common stocks	2,549	—		—	—	(265)	260	(266)	2,278
Corporate Bond	515	—		—	2,735	(3,346)	(914)	1,010	—
Warrants and Rights	1,713	290	(c)	—	166	(110)	—	1,184	3,243
Warrants and Rights, sold not yet purchased	3	—		—	—	—	—	—	3
Portfolio Funds	25,670	—		—	3,590	(3,876)	8	167	25,559
Real estate	1,864	—		—		—	—	11	1,875
Lehman claim	706	—		—	—	—	—	(46)	660
Consolidated Funds
Portfolio Funds	182,920	—		—	—	(7,031)	222	2,246	178,357
Lehman claim	14,124	—		—	—	(1,449)	1,360	1,105	15,140

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Balance at December 31, 2011	Transfers in		Transfers out		Purchases/(covers)	(Sales)/short buys	Realized gains (losses)	Unrealized gains (losses)	Balance at March 31, 2012
	(dollars in thousands)
Operating Entities
Preferred stock	$250	$—		$—		$—	$—	$—	$2	$252
Common stocks	819	—		—		—	(6)	6	8	827
Warrants and Rights	1,534	—		(88)	(b)	257	(65)	56	1,622	3,316
Warrants and Rights, sold not yet purchased	—	—		(1,004)		(302)	973	(35)	368	—
Portfolio Funds	16,919	—		—		1,622	(529)	6	995	19,013
Real estate	2,353	—		—		152	—	—	74	2,579
Lehman claim	553	—		—		—	—	—	21	574
Consolidated Funds
Portfolio Funds	213,402	16,769	(a)	(17,151)	(a)	415	(2,888)	214	5,596	216,357
Lehman claim	7,340	—		—		—	(2,291)	1,914	(1,617)	5,346
(a) Change in consolidated funds.
(b) The security was listed on an exchange subsequent to a private funding.
(c) The security was acquired through an acquisition (See Note 2).
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
During the three months ended March 31, 2013 and 2012, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of March 31, 2013 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2013	Valuation techniques	Unobservable Inputs	Range

Common and preferred stocks	$4,610	Discounted cash flows, market multiples, recent transactions, bid levels, and comparable transactions	Market multiples and DCF discount rate	DCF discount rates: 15%-25%, Market multiples: 9x-10x
Warrants and rights, net	3,240	Model based	Volatility	Volatility: 20% to 150%
Lehman claim	660	Discounted cash flows, transactions, and market quotes.	Projected cash flows and DCF discount rate.	DCF discount rates: 0% - 15%
	$8,510
Other level 3 assets and liabilities (a)	220,931
Total level 3 assets and liabilities	$229,441

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of March 31, 2013 and December 31, 2012, receivable from brokers was $53.3 million and $71.3 million , respectively. Payable to brokers was $88.7 million and $188.8 million as of March 31, 2013 and December 31, 2012, respectively. The Company's receivables from and payable to brokers balances are concentrated with 13 reputable financial institutions.
8. Goodwill and Intangible Assets
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
As a result of the Company's acquisition of Dahlman Rose & Company, LLC the Company recognized provisional goodwill in the amount of $7.7 million within the broker dealer segment (See Note 2).

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

No impairment charges for goodwill were recognized during the three months ended March 31, 2013 or 2012.
9. Redeemable Non-Controlling Interests in Consolidated Subsidiaries
Redeemable non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of March 31,	As of December 31,
	2013	2012
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$5,971	$4,106
Consolidated funds	75,060	81,597
	$81,031	$85,703

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$1,795	$293
Consolidated funds	1,700	1,948
	$3,495	$2,241
10. Share-Based Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock plus any approved additional shares in accordance with the Equity Plans. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. Stock appreciation rights awards ("SAR's") vest and expire after 5 years from grant date. As of March 31, 2013, there were approximately 2.4 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $27.7 million of deferred cash awards to its employees in February 2013 in addition to awards granted during 2012. These awards vest over a period of five years and accrue interest at 0.75% per year. As of March 31, 2013, the Company had unrecognized compensation expense related to these awards of $35.7 million.
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
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $4.8 million and $4.2 million for the three months ended March 31, 2013 and 2012, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.0 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively; however, these benefits were offset by a valuation allowance.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

In relation to awards under the RCG Grants, the Company recognized expense of $1.3 million for the three months ended March 31, 2012. The income tax effect recognized for the RCG Grants was a benefit of $0.5 million for the three months ended March 31, 2012; however, this benefit was offset by a valuation allowance.
Stock Options and Stock Appreciation Rights
The Company values options and SAR's using the Black-Scholes option valuation model which requires the Company to make assumptions regarding the expected term, volatility, risk-free rate and dividend yield.
The fair value of each award is estimated on the date of grant utilizing a Black-Scholes option valuation model that uses the following assumptions:
        Expected term.    Expected term represents the period of time that awards granted are expected to be outstanding. The Company elected to use the "simplified" calculation method, as applicable to companies that lack extensive historical data. The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.
        Expected volatility.    The Company bases its expected volatility on its own stock price history.

        Risk free rate.    The risk-free rate for periods within the expected term of the award is based on the interest rate of a traded zero-coupon U.S. Treasury bond with a term equal to the awards' expected term on the date of grant.
        Dividend yield.    The Company has not paid and does not expect to pay dividends in the foreseeable future. Accordingly, the assumed dividend yield is zero.
The following table summarizes the Company's stock option activity for the three months ended March 31, 2013:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2012	773,763	$12.58	1.6	$—
Options granted	—	—	—	—
Options acquired	—	—	—	—
Options expired	—	—	—	—
Balance outstanding at March 31, 2013	773,763	$12.58	1.4	$—
Options exercisable at March 31, 2013	673,761	$13.93	0.9	$—

(1)	Based on the Company's closing stock price of $2.82 on March 31, 2013 and $2.45 on December 31, 2012.
As of March 31, 2013, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
The following table summarizes the Company's SAR's for the three months ended March 31, 2013:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2012	—	$—	—	$—
SAR's granted	400,000	2.90	4.96	—
SAR's acquired	—	—		—
SAR's expired	—	—		—
Balance outstanding at March 31, 2013	400,000	$2.90	4.96	$—
SAR's exercisable at March 31, 2013	—	$—	—	$—

(1)	Based on the Company's closing stock price of $2.82 on March 31, 2013.
As of March 31, 2013, the unrecognized compensation expense related to the Company's grant of SAR's was $0.3 million.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the three months ended March 31, 2013:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2012	10,252,023	$4.15
Granted	5,866,349	2.50
Vested	(1,036,040)	2.87
Cancelled	—	—
Forfeited	(75,535)	3.40
Balance outstanding at March 31, 2013	15,006,797	$3.60
The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of March 31, 2013, there was $34.0 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.90 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were no restricted stock units were awarded or vested during the three months ended March 31, 2013. As of March 31, 2013 there were 336,895 restricted stock units outstanding.
11. Defined Benefit Plans
The following amounts contained in the following tables relate to the above plans in aggregate for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—
Interest cost	51	53
Expected return on plan assets	(63)	(57)
Amortization of (loss) / gain	—	—
Amortization of prior service cost	5	5
Effect of curtailment	—	—
Effect of special termination benefits	—	—
Effect of settlement	—	(2)
Net periodic benefit cost	$(7)	$(1)
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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company's effective income tax rate was 16.07% and 2.22% for the three months ended March 31, 2013 and 2012,

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

respectively. During the three months ended March 31, 2013, the unusual or infrequent item whose tax impact was recorded discretely was primarily related to the tax provisions of the Company's foreign subsidiaries.
For the three months ended March 31, 2013 and 2012, the effective tax rate differs from the statutory rate of 35% primarily due to an increase in the Company's valuation allowance, stock compensation and other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2013 the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
The Company is subject to examination by the United States Internal Revenue Service (IRS), the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. Currently, one of the Company's former consolidated tax groups is under examination by the IRS for its 2010 tax year. No significant adjustments are expected as a result of this audit.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but repatriates the current earnings of its foreign subsidiaries to the United States to the extent such repatriation is permissible under local regulatory rules. The undistributed earnings of the Company's foreign subsidiaries totaled $2.3 million as of March 31, 2013. The tax liability that would arise if these earnings were remitted to the United States is approximately $0.3 million.
13. Commitments and Contingencies
Lease Obligations
The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $3.7 million and $3.7 million for the three months ended March 31, 2013 and 2012, respectively.
On August 20, 2010, the Company entered into an amendment to the Company's original lease for offices located at 1221 Avenue of Americas, New York, to surrender a portion of the office space. As of January 1, 2011, the Company surrendered a portion of the space. As of December 31, 2011, the Company vacated the remaining portion of the leased premises located at 1221 Avenue of Americas. As a result, the Company recognized a liability in the amount of $5.7 million relating to future rent payments and other monthly amounts associated with the lease through its expiration in September 2013. The liability relating to future rent payments and other monthly amounts associated with vacating the remaining portion of the Company's leased premises, located at 1221 Avenue of Americas, was $1.6 million and $2.8 million as of March 31, 2013 and December 31, 2012, respectively.
As of March 31, 2013, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2013	$2,476	$10,272	$15,862
2014	1,548	9,325	19,212
2015	1,051	2,166	16,152
2016	194	189	13,039
2017	—	—	9,938
Thereafter	—	—	43,733
	$5,269	$21,952	$117,936

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 14 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.3 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.
The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances. As of March 31, 2013, the clawback obligations were $6.2 million. (See Note 14).
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of March 31, 2013, the Company had unfunded commitments of $8.1 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $42.2 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through March 31, 2013, the Company has funded $27.7 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of March 31, 2013, the Company has fully funded this commitment. In January 2013, the Company committed $10.0 million to OSP Credit Fund LP (formerly known as Ramius Global Credit Fund LP). As of March 31, 2013, the Company has fully funded this commitment. In September 2012, the Company committed $10.0 million to Formation 8 Partners Fund I LP as a limited partner and funded $1.5 million through March 31, 2013. The remaining capital commitment is expected to be called over a five year period.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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
14. Short-Term Borrowings and Other Debt
As of March 31, 2013 and 2012, short term borrowings and other debt of the Company were as follows:

	As of March 31,	As of December 31,
	2013	2012
	(dollars in thousands)
Notes payable	$1,799	$206
Capital lease obligations	3,580	3,926
	$5,379	$4,132
In January 2013, the Company borrowed $2 million to fund insurance premium payments. This notes bears interest at 2.22% and is due on December 1, 2013, with monthly payment requirements of $0.2 million. As of March 31, 2013, the outstanding balance on this note payable was $1.6 million. Interest expense for the three months ended March 31, 2013 was insignificant.
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of March 31, 2013, the remaining balance on these capital leases was $3.6 million. Interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.
As of March 31, 2013, the Company has five irrevocable letters of credit, for which there is cash collateral pledged, including (i) $82,000, which expires on May 12, 2013, supporting the Company's San Francisco office, (ii) $1.2 million which expires on September 3, 2013, supporting the Company's lease of additional office space in New York, (iii) $6.7 million, which expires December 12, 2013, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit, and (iv) $1.0 million and $1.8 million which expires February 22, 2014 and July 15, 2013, respectively, supporting the leases of additional office space in New York.
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2013 and 2012, there were no amounts due related to these letters of credit.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Annual scheduled maturities of debt and minimum lease payments for capital lease obligation and short term borrowings and other debt outstanding as of March 31, 2013, are as follows:

	Capital Lease Obligation	Short Term Borrowings
	(dollars in thousands)
2013	$1,158	$1,808
2014	1,402	46
2015	1,051	—
2016	194	—
2017	—	—
Thereafter	—	—
Subtotal	3,805	1,854
Less: Amount representing interest (a)	(225)	(55)
Total	$3,580	$1,799

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.
15. Treasury stock
Treasury stock of $32.1 million as of March 31, 2013, compared to $31.7 million as of December 31, 2012, resulted from $0.2 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan and $0.2 million purchased in connection with a share repurchase program. The amount authorized, for the Company to purchase the Company's Class A common shares, as of March 31, 2013 is $35.0 million.
The following represents the activity relating to the treasury stock held by the Company during the three months ended March 31, 2013:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2012	11,292,220	$31,728	$2.81
Shares purchased for minimum tax withholding under the Equity Plan	65,998	177	2.68
Purchase of treasury stock	89,298	235	2.63
Balance outstanding at March 31, 2013	11,447,516	$32,140	$2.81
16. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income attributable to the Company's stockholders by the weighted average number of common shares outstanding for the period. As of March 31, 2013, there were 115,651,799 shares outstanding. The Company has included 336,895 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options, SAR's and unvested restricted shares were not included in the computation of diluted net income (loss) per common share for the three months ended March 31, 2013 and 2012, respectively, as their inclusion would have been anti-dilutive.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands, except per share data)
Net income (loss)	$919	$6,236
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	3,495	2,241
Net income (loss) less Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	(2,576)	3,995

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	113,798	114,281
Stock options	—	—
Stock appreciation rights	—	—
Restricted stock	—	1,382
Weighted average shares used in diluted computation	$113,798	$115,663
Earnings (loss) per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction, and (iii) excludes certain other acquisition-related and/or reorganization expenses (See Note 2). In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the Value and Opportunity business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
As further stated below, one major difference between Economic Income (Loss) and US GAAP net income (loss) is that Economic Income (Loss) presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. Consolidation of these funds results in including in income the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to redeemable non-controlling interest in consolidated subsidiaries in the accompanying condensed consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the alternative investment segment, as ultimately, this income or loss is not income or loss for the alternative investment segment itself. Included in Economic Income (Loss) is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.
The following tables set forth operating results for the Company's alternative investment and broker dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2013
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$17,166	$17,166	$—	$—		$17,166
Brokerage	—	28,017	28,017	—	(1,417)	(e)	26,600
Management fees	14,144	—	14,144	(311)	(4,340)	(a)	9,493
Incentive income	5,126	—	5,126	—	(2,515)	(a)	2,611
Investment Income	8,304	2,568	10,872	—	(10,872)	(c)	—
Interest and dividends	—	—	—	—	9,321	(c)	9,321
Reimbursement from affiliates	—	—	—	65	1,420	(b)	1,485
Other revenue	113	(553)	(440)	—	918	(c)	478
Consolidated Funds revenues	—	—	—	87	—		87
Total revenues	27,687	47,198	74,885	(159)	(7,485)		67,241
Expenses
Employee compensation and benefits	13,913	30,608	44,521	—	(298)		44,223
Interest and dividends	81	43	124	—	6,294	(c)	6,418
Non-compensation expenses—Fixed	9,138	14,640	23,778	—	(23,778)	(c)(d)	—
Non-compensation expenses—Variable	1,006	6,345	7,351	—	(7,351)	(c)(d)	—
Non-compensation expenses	—	—	—	—	32,037	(c)(d)	32,037
Reimbursement from affiliates	(1,420)	—	(1,420)	—	1,420	(b)	—
Consolidated Funds expenses	—	—	—	434	—		434
Total expenses	22,718	51,636	74,354	434	8,324		83,112
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	11,807	(c)	11,807
Consolidated Funds net gains (losses)	—	—	—	2,293	2,866		5,159
Total other income (loss)	—	—	—	2,293	14,673		16,966
Income (loss) before income taxes and non-controlling interests	4,969	(4,438)	531	1,700	(1,136)		1,095
Income taxes expense / (benefit)	—	—	—	—	176	(b)	176
Economic Income (Loss) / Net income (loss) before non-controlling interests	4,969	(4,438)	531	1,700	(1,312)		919
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(1,800)	—	(1,800)	(1,700)	5		(3,495)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$3,169	$(4,438)	$(1,269)	$—	$(1,307)		$(2,576)
(1) For the three months ended March 31, 2013, the Company has reflected $2.3 million of investment income and related compensation expense of $0.8 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2012
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$15,630	$15,630	$—	$—		$15,630
Brokerage	—	24,013	24,013	—	—		24,013
Management fees	14,020	—	14,020	(393)	(3,910)	(a)	9,717
Incentive income	4,022	—	4,022	—	(3,331)	(a)	691
Investment Income	16,803	4,302	21,105	—	(21,105)	(c)	—
Interest and dividends	—	—	—	—	5,372	(c)	5,372
Reimbursement from affiliates	—	—	—	(71)	1,116	(b)	1,045
Other revenue	124	260	384	—	483	(c)	867
Consolidated Funds revenues	—	—	—	145	—		145
Total revenues	34,969	44,205	79,174	(319)	(21,375)		57,480
Expenses
Employee compensation and benefits	17,488	28,421	45,909	—	774		46,683
Interest and dividends	19	69	88	—	1,636	(c)	1,724
Non-compensation expenses—Fixed	6,969	14,274	21,243	—	(21,243)	(c)(d)	—
Non-compensation expenses—Variable	1,309	5,566	6,875	—	(6,875)	(c)(d)	—
Non-compensation expenses	—	—	—	—	27,957	(c)(d)	27,957
Reimbursement from affiliates	(1,116)	—	(1,116)	—	1,116	(b)	—
Consolidated Funds expenses	—	—	—	375	—		375
Total expenses	24,669	48,330	72,999	375	3,365		76,739
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	19,671	(c)	19,671
Consolidated Funds net gains (losses)	—	—	—	2,641	3,325		5,966
Total other income (loss)	—	—	—	2,641	22,996		25,637
Income (loss) before income taxes and non-controlling interests	10,300	(4,125)	6,175	1,947	(1,744)		6,378
Income taxes expense / (benefit)	—	—	—	—	142	(b)	142
Economic Income (Loss) / Net income (loss) before non-controlling interests	10,300	(4,125)	6,175	1,947	(1,886)		6,236
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(300)	—	(300)	(1,947)	6		(2,241)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$10,000	$(4,125)	$5,875	$—	$(1,880)		$3,995

(1) For the three months ended March 31, 2012, the Company has reflected $4.2 million of investment income and related compensation expense of $1.4 million within the broker-dealer segment in proportion to its capital.

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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
(e)    Economic Income (Loss) recognizes stock borrow/loan activity and other brokerage dividends as brokerage revenue.
For the three months ended March 31, 2013 and 2012, there was no one fund or other customer which represented more than 10% of the Company's total revenues. Primarily all of the revenues earned by the alternative investment segment were from related parties for the three months ended March 31, 2013 and 2012. There were no revenues earned from related parties by the broker dealer segment in the three months ended March 31, 2013 and 2012.
18. Regulatory Requirements
As registered broker‑dealers, Cowen and Company, Cowen Capital, ATM USA, Cowen Equity Finance and Cowen Securities are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the basic method permitted by the Rule, Cowen Capital is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 6.667% of aggregate indebtedness. ATM USA is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 6.667% of aggregate indebtedness. Cowen Equity Finance is required to maintain minimum net capital, as defined, equal to $250,000. Cowen Securities is required to maintain minimum net capital, as defined, equivalent to the greater of $236,000 or 6.667% of aggregate indebtedness. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2013, Cowen and Company had total net capital of approximately $32.7 million, which was approximately $31.7 million in excess of its minimum net capital requirement of $1.0 million. As of March 31, 2013, Cowen Capital had total net capital of approximately $3.5 million, which was approximately $2.5 million in excess of its minimum net capital requirement of $1.0 million. As of March 31, 2013, ATM USA had total net capital of approximately $520,000, which was approximately $510,000 in excess of its minimum net capital requirement of $10,000. As of March 31, 2013, Cowen Equity Finance had total net capital of approximately $8.9 million which was approximately $8.7 million in excess of its minimum net capital requirement of $250,000. As of March 31, 2013, Cowen Securities had total net capital of approximately $1.9 million which was approximately $1.7 million in excess of its minimum net capital requirement of $0.2 million.
Cowen and Company, Cowen Capital and Cowen Securities are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule. Similarly, ATM USA and Cowen Equity Finance are exempt from the provisions of Rule 15c3-3 under (k)(2)(i).
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, Cowen Capital and Cowen Securities and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, Cowen Capital and Cowen Securities if applicable.
Ramius UK Ltd. ("Ramius UK") and CIL are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FSA. As of March 31, 2013, Ramius UK's Financial Resources of $0.5 million exceeded its minimum requirement of $0.1 million by $0.4 million. As of March 31, 2013, CIL's Financial Resources of $5.0 million exceeded its minimum requirement of $2.1 million by $2.9 million.
CCAL (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of March 31, 2013, CCAL's Financial Resources of $0.8 million exceeded the minimum requirement of $0.4 million by $0.4 million.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

As of March 31, 2013 and December 31, 2012, $10.9 million and $13.6 million, respectively, included in fees receivable are earned from related parties.
The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended March 31, 2013 and 2012, the Company reimbursed the funds that it manages $0.5 million and $0.3 million, respectively, which were recorded net in management fees and incentive income in the accompanying consolidated statements of operations. As of March 31, 2013 and December 31, 2012, related amounts still payable were $1.4 million and $1.7 million, respectively, and were reflected in fees payable in the accompanying condensed consolidated statements of financial condition.
As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the accompanying condensed consolidated statements of financial condition. The remaining balance yet to be paid was $0.2 million and $0.3 million as of March 31, 2013 and December 31, 2012, respectively. All amounts outstanding as of March 31, 2013, will be paid in 2013.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the condensed consolidated statements of financial condition. As of March 31, 2013 and December 31, 2012, loans to employees of $4.9 million and $5.1 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. Of these amounts $2.3 million and $2.3 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.4 million and $0.4 million, respectively, related to the amortization of forgivable loans for the three months ended March 31, 2013 and 2012. This expense is included in employee compensation and benefits in the condensed consolidated statement of operations. For the three months ended March 31, 2013 and 2012 the interest income was insignificant for all loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 5), whereby the Company can loan up to $3.0 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly) with a maturity of March 30, 2014. As of March 31, 2013, $1.5 million is included in due from related parties in the accompanying condensed consolidated statement of financial condition. For the three months ended March 31, 2013 and March 31, 2012, interest charged for this loan was insignificant.
Included in due to related parties is approximately $0.4 million and $0.4 million as of March 31, 2013 and December 31, 2012, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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
The Company is a member of various securities exchanges. Under the standard membership agreements, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the accompanying condensed consolidated statements of financial condition for these arrangements.
The Company also provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The Company may also provide standard indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or adverse application of certain tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the accompanying condensed consolidated financial statements for these indemnifications.
Through the Company's securities lending program (see Note 5(a)), the Company can borrow and lend customers' securities, via custodial and non-custodial arrangements, to third parties. As part of this program, the Company provides a guarantee in an aggregate amount of $150 million to counterparties of the securities lending agreements, which protects the lender against the failure of the third-party borrower to return the lent securities in the event the Company did not obtain sufficient collateral. To minimize its liability under these indemnification agreements, the Company obtains cash or other highly liquid collateral with a market value exceeding 100% of the value of the securities on loan from the borrower. Collateral is marked to market daily to assure that collateralization is adequate. Additional collateral is called from the borrower if a shortfall exists, or collateral may be released to the borrower in the event of overcollateralization. If a borrower defaults, the Company would use the collateral held to purchase replacement securities in the market or to credit the lending customer with the cash equivalent thereof.
In conjunction with the acquisition of Cowen Securities (See Note 2) the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third party bank prior to the acquisition. The value of these loans at March 31, 2013 was $2.7 million.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of March 31, 2013 and December 31, 2012. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
21. Subsequent Events
The Company has evaluated events through May 8, 2013 which is the date the condensed consolidated financial statements were available to be issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        This discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled “Risk Factors” in Item 1A of our 2012 Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Group, Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
Overview
Cowen Group, Inc. (the “Company”) is a diversified financial services firm and, together with its consolidated subsidiaries, provides alternative investment management, investment banking, research, market-making and sales and trading services through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes hedge funds, replication products, mutual funds, managed futures funds, fund of funds, real estate and, healthcare royalty funds, offered primarily under the Ramius name. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.
Our alternative investment business had approximately $8.9 billion of assets under management as of April 1, 2013. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, funds of funds, real estate and healthcare royalty funds. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.
Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), clean technology, energy, metals and mining, transportation, chemicals and agriculture sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.
Certain Factors Impacting Our Business
Our alternative investment business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A (“UniCredit S.p.A”), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a modification agreement, to extend the time period pursuant to which the Company was required to return the bulk of its assets in our funds by the end of 2010. The Company returned a significant portion of the assets during 2010 and as of March 31, 2013, including redemptions effective on April 1, 2013, we have returned approximately $574 million to affiliates of UniCredit S.p.A with a remaining investment balance of approximately $149 million invested in our investment vehicles, including a fund of funds managed account.

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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of April 1, 2013, we had investments of approximately $117.0 million, $151.2 million and $18.2 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd),

Cowen Overseas Investment LP (“COIL”) and Ramius Optimum Investments LLC (“ROIL”), respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and ROIL are wholly owned entities managed by Ramius that the Company uses solely for the firm's invested capital.
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

On March 11, 2013, the Company issued a press release announcing that the Company completed its previously announced acquisition of Dahlman Rose & Company, LLC, a privately-held investment bank specializing in the energy, metals and mining, transportation, chemicals and agriculture sectors. Dahlman Rose & Company, LLC was subsequently renamed to Cowen Securities LLC ("Cowen Securities").

On April 9, 2013, the Company and The Seaport Group (“Seaport”) announced that they have entered into an exclusive partnership for the origination and distribution of corporate, convertible and other fixed income securities. The relationship also includes special situations such as restructurings, reorganizations and bankruptcies. Under the terms of the agreement, Cowen will focus on origination activities for these securities and Seaport will provide distribution services.
Basis of presentation
The unaudited condensed consolidated financial statements of the Company in this Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements and include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the condensed consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
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
Acquisitions
The March 11, 2013 acquisition of Cowen Securities was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Cowen Securities are included in the accompanying condensed statements of operations since the date of acquisition, and the assets acquired and liabilities assumed and the resulting goodwill were recorded at their estimated fair values.
The Company is in discussions with the sellers regarding certain items, resolution of which will potentially impact the purchase price, assets and liabilities recognized and the resulting goodwill. The Company does not believe the impact will be material. The preliminary purchase price allocation of Cowen Securities is based upon all information available to us at the present time, and is based upon management's preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. The purchase price allocation is preliminary pending the Company's final determination of the fair values of the assets and liabilities, which the Company expects will occur within twelve months following the acquisition. Upon the completion of the final purchase price allocation, any reallocation of fair values to the assets acquired and liabilities assumed in the acquisitions could have an impact on the amounts recognized on the condensed consolidated statements of operations.
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
Investment Banking
The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), clean technology, energy, metals and mining, transportation, chemicals and agriculture. Investment banking revenue consists of underwriting fees, strategic/financial advisory fees and private placement fees.

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

•
Commissions. Commission revenue includes fees from executing client transactions. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. Commission revenues also includes fees from making algorithms available to clients.

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
The The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2013, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

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
As of April 1, 2013, the Company had assets under management of $8.9 billion, a 10.7% increase as compared to assets under management of $8.1 billion as of January 1, 2013. The $0.9 billion increase in assets under management during the first quarter of 2013 primarily resulted from an increase of $0.6 billion in our alternative solutions product.
The following table is a breakout of total assets under management by platform as of April 1, 2013 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b)	Alternative Solutions (c)	Ramius Trading Strategies (d)	Real Estate (a)	Healthcare Royalty Partners (e) (f)	Other (g)	Total
	(dollars in millions)
January 1, 2010	1,608	2,376	—	1,628	807	1,429	7,848
Net Subscriptions/(Redemptions)	(392)	323	78	—	234	800	1,043
Performance (h)	169	93	4			(115)	151
January 1, 2011	1,385	2,792	82	1,628	1,041	2,114	9,042
Net Subscriptions/(Redemptions)	493	56	194	—	432	125	1,300
Performance (h)	39	(98)	(14)	—	—	(4)	(77)
January 1, 2012	1,917	2,750	262	1,628	1,473	2,235	10,265
Net Subscriptions/(Redemptions)	59	(370)	(111)	(95)	—	(2,130)	(2,647)
Performance (h)	373	85	(5)	—	—	—	453
January 1, 2013	2,349	2,465	146	1,533	1,473	105	8,071
Net Subscriptions/(Redemptions)	81	527	(29)	128	—	(14)	693
Performance (h)	135	30	2	—	—	—	167
April 1, 2013	2,565	3,022	119	1,661	1,473	91	8,931

(a)
The Company owns between 30% and 55% of the general partners or managing members of the real estate business, the activist business and the long/short credit business (as of 4/1/13) (the single strategy hedge funds). We do not possess unilateral control over any of these general partners or managing members.

(b)	These amounts include the Company's invested capital of approximately $117.0 million, $118.2 million and $125.8 million as of April 1, 2013, January 1, 2013 and January 1, 2012, respectively.

(c)	These amounts include the Company's invested capital of approximately $1.6 million, $2.5 million and $5.2 million as of April 1, 2013, January 1, 2013 and January 1, 2012, respectively.

(d)
These amounts include the RTS Global 3X Funds and Ramius Trading Strategies Managed Futures Fund and the Company's invested capital of approximately $2.4 million and $19.4 million (which includes the notional amount of the Company's investment in RTS Global 3X Fund LP) as of April 1, 2013 and January 1, 2013, respectively. RTS Global 3X was liquidated on March 31, 2013.

(e)	These amounts include the Company's invested capital of approximately $12.8 million, $16.0 million and $8.6 million as of April 1, 2013, January 1, 2013 and January 1, 2012, respectively.

(f)	This amount reflects committed capital.

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
Fund Performance
The positive momentum in stocks and bonds, as well as ongoing comfort with risk assets in general, which has characterized the previous six months, continued into the first quarter of 2013. In equities, the S&P 500 had a total return of 10.6% for the quarter, and small cap stock performance again was even stronger, with the Russell 2000 Index producing a total return of 12.4% for the same period.
Given the ongoing issues in Europe, the Euro Stoxx 50 Index did well to remain flat for the quarter with dividends reinvested. Most central banks continued to favor maximum liquidity, with Japan proposing extreme measures to reverse deflation and attempt to spur economic growth and investment. Yields remained low on both government and corporate paper in the world's primary markets. Investors' search for yield drove high levels of debt issuance and positive corporate bond performance. As one example, the Merrill Lynch High Yield II Index returned 2.82% in the quarter following a 15.59% gain for 2012. One of the few exceptions to this pattern was the continuing weakness in commodities from September peak prices, with the Dow Jones UBS Commodity Index off (1.1)%.
Ramius hedge fund vehicles had positive results across the board, including both the long /short corporate credit and small-cap activist funds. As has been stated during past reports, the credit fund's results were noteworthy, despite carrying short exposures and partial market hedges. While the activist fund lagged the Russell 2000 for the quarter, its long terms results continue to be substantially above the Index, and month-to-month returns can vary over time due to idiosyncratic nature of the fund's portfolio. Consistent with past periods, the internally managed multi-strategy funds maintained their focus on capital preservation, while executing opportunistic transactions linked to certain assets in order to make distributions to investors.
The more liquid alternative mutual funds (offering hedge fund exposures, multi-manager managed futures access and a long volatility strategy) also had acceptable results. Hedge fund replication was positive for the quarter but lagged a representative, investable hedge fund index. This was to be expected in a strong equity market environment due to the higher equity-related component of the index. The managed futures fund was positive for the quarter, and its cumulative results since inception have outpaced its relevant benchmark index. The new strategic volatility fund, which was introduced in the fourth quarter of 2012, did decline in value during the quarter as equity market volatility continued to make new lows. As anticipated, it did outperform the VIX (CBOE SPX Volatility Index) for the period.
In terms of longer-dated investment vehicles, the Longview real estate debt funds continued the pattern of positive performance that has held since the market lows of March 2009. The primary real estate equity fund was marginally weaker for the quarter, but has also recovered sharply since valuations bottomed in 2009. In another longer-term alternative asset class, our health care royalty fund continues to steadily commit capital and perform to expectations.
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

As of March 31, 2013, the Company's invested capital amounted to a net value $404.1 million (supporting a long market value of $642.1 million), representing approximately 80% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of March 31, 2013. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of March 31, 2013 because they are included in various line items of the condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$245.3	49%
Merchant Banking	109.0	22%
Real Estate	49.8	10%
Total	404.1	80%
Stockholders' Equity	$503.1	100%
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

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Period to Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$17,166	$15,630	$1,536	10%
Brokerage	26,600	24,013	2,587	11%
Management fees	9,493	9,717	(224)	(2)%
Incentive income	2,611	691	1,920	278%
Interest and dividends	9,321	5,372	3,949	74%
Reimbursement from affiliates	1,485	1,045	440	42%
Other revenues	478	867	(389)	(45)%
Consolidated Funds revenues	87	145	(58)	(40)%
Total revenues	67,241	57,480	9,761	17%
Expenses
Employee compensation and benefits	44,223	46,683	(2,460)	(5)%
Interest and dividends	6,418	1,724	4,694	272%
General, administrative and other expenses	32,037	27,957	4,080	15%
Consolidated Funds expenses	434	375	59	16%
Total expenses	83,112	76,739	6,373	8%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	11,807	19,671	(7,864)	(40)%
Consolidated Funds net gains (losses)	5,159	5,966	(807)	(14)%
Total other income (loss)	16,966	25,637	(8,671)	(34)%
Income (loss) before income taxes	1,095	6,378	(5,283)	(83)%
Income taxes expense (benefit)	176	142	34	24%
Net income (loss)	919	6,236	(5,317)	(85)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	3,495	2,241	1,254	56%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(2,576)	$3,995	$(6,571)	(164)%
Revenues
Investment Banking
Investment banking revenues increased $1.6 million to $17.2 million for the three months ended March 31, 2013 compared with $15.6 million in the prior year quarter. During the three months ended March 31, 2013, the Company completed 10 underwriting transactions, two private capital raising transactions, two strategic advisory transactions and two debt capital market transactions. During the three months ended March 31, 2012 the Company completed 16 underwriting transactions, one private capital raising transactions, one strategic advisory transactions and two debt capital market transactions.
Brokerage
Brokerage revenues increased $2.6 million to $26.6 million for the three months ended March 31, 2013 compared with $24.0 million in the prior year quarter. This was attributable to higher commissions due to an increase in customer trading volume, which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman Rose & Company, LLC during this quarter and fees related to the Company's acquisition of ATM in the second quarter of 2012. Customer trading volumes across the industry (according to Bloomberg) decreased 11% in the three months ended March 31, 2013 compared to the same period in 2012.
Management Fees
Management fees decreased $0.2 million to $9.5 million for the three months ended March 31, 2013 compared with $9.7 million in the prior year quarter. Overall fees remained generally constant from the prior year.

Incentive Income
Incentive income increased $1.9 million to $2.6 million for the three months ended March 31, 2013, compared with $0.7 million in the prior year quarter. This was primarily a result of an increase in performance fees earned on our credit fund.
Interest and Dividends
Interest and dividends increased $3.9 million to $9.3 million for the three months ended March 31, 2013 compared with $5.4 million in the prior year quarter. This was primarily attributable to a increase in the number of investments in interest bearing securities during 2013 as compared to 2012 and the activity in our stock loan business which began in the fourth quarter of 2012.
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.5 million to $1.5 million for the three months ended March 31, 2013 compared with $1.0 million in the prior year quarter.
Other Revenues
Other revenues decreased $0.4 million to $0.5 million for the three months ended March 31, 2013 compared with $0.9 million in the prior year quarter.
Consolidated Funds Revenues
Consolidated Funds revenues remain unchanged at $0.1 million for the three months ended March 31, 2013 compared with $0.1 million in the prior year quarter.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $2.5 million to $44.2 million for the three months ended March 31, 2013 compared with $46.7 million in the prior year quarter. The decrease is attributable to the quarterly compensation and benefits accrual being higher as a percent of revenue as compared to the prior year's quarter offset by a lower revenue total which resulted in an expense decrease. The compensation to revenue ratio, based on total revenues only, was 66% for the three months ended March 31, 2013, compared with 81% in the prior year quarter. The decrease in the compensation to revenue ratio resulted from a 5% decrease in total compensation combined with a 17% increase in total revenues. The compensation to revenue ratio, including other income (loss), was 53% for the three months ended March 31, 2013, compared with 56% in the prior year quarter. Average headcount increased by 2.6% for the three months ended March 31, 2013 compared to the prior year quarter.
Interest and Dividends
Interest and dividends expense increased $4.7 million to $6.4 million for the three months ended March 31, 2013 compared with $1.7 million in the prior year quarter. Interest and dividends expense relates to trading activity with respect to the Company's investments and activity in our stock loan business which began in the fourth quarter of 2012.
General, Administrative and Other Expenses
General, administrative and other expenses increased $4.0 million to $32.0 million for the three months ended March 31, 2013 compared with $28.0 million in the prior year quarter. This was primarily due to increased communications and floor brokerage and trade execution costs due to two acquisitions completed during second and fourth quarter of 2012 and one during this quarter which a) require additional market data services and b) generated increased trading costs.
Consolidated Funds Expenses
Consolidated Funds expenses remain unchanged at $0.4 million for the three months ended March 31, 2013 compared with $0.4 million in the prior year quarter.
Other Income (Loss)
Other income (loss) decreased $8.6 million to $17.0 million for the three months ended March 31, 2013 compared with $25.6 million in the prior year quarter. The decrease primarily relates to a decrease in the Company's own invested capital driven by decreases in performance in certain investment strategies including our credit, PIPEs and equities strategies. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.

Income Taxes
Income tax expense increased $0.1 million to $0.2 million for the three months ended March 31, 2013 compared with an income tax expense of $0.1 million in the prior year quarter.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $1.3 million to a loss of $3.5 million for the three months ended March 31, 2013 compared with a loss of $2.2 million in the prior year quarter. The period over period change was the result of an extension of the partnership agreement relating to our credit business (subsequently renamed Orchard Square Partners) which resulted in a profit split and therefore more allocations of income to non-controlling interest holders.
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes equity award expense related to the November 2009 Ramius/Cowen transaction, and (iii) excludes certain other acquisition-related and/or reorganization expenses. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the Value and Opportunity business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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
Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012
For the three months ended March 31, 2013 and 2012, the Company's alternative investment segment includes hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate and healthcare royalty funds operating results and other investment platforms operating results.
For the three months ended March 31, 2013 and 2012, the Company's broker-dealer segment includes investment banking, research and brokerage businesses' operating results.

	Three Months Ended March 31,
	2013			2012			Total Period-to-Period
	Alternative Investment		Total 2013	Alternative Investment		Total 2012
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$17,166	$17,166	$—	$15,630	$15,630	$1,536	10%
Brokerage	—	28,017	28,017	—	24,013	24,013	4,004	17%
Management fees	14,144	—	14,144	14,020	—	14,020	124	1%
Incentive income (loss)	5,126	—	5,126	4,022	—	4,022	1,104	27%
Investment income (loss)	8,304	2,568	10,872	16,803	4,302	21,105	(10,233)	(48)%
Other revenues	113	(553)	(440)	124	260	384	(824)	(215)%
Total economic income revenues	27,687	47,198	74,885	34,969	44,205	79,174	(4,289)	(5)%
Economic Income Expenses
Compensation and benefits	13,913	30,608	44,521	17,488	28,421	45,909	(1,388)	(3)%
Non-compensation expenses—Fixed	9,219	14,683	23,902	6,988	14,343	21,331	2,571	12%
Non-compensation expenses—Variable	1,006	6,345	7,351	1,309	5,566	6,875	476	7%
Reimbursement from affiliates	(1,420)	—	(1,420)	(1,116)	—	(1,116)	(304)	27%
Total economic income expenses	22,718	51,636	74,354	24,669	48,330	72,999	1,355	2%
Net economic income (loss) (before non-controlling interest)	4,969	(4,438)	531	10,300	(4,125)	6,175	(5,644)	(91)%
Non-controlling interest	(1,800)	—	(1,800)	(300)	—	(300)	(1,500)	500%
Economic income (loss)	$3,169	$(4,438)	$(1,269)	$10,000	$(4,125)	$5,875	$(7,144)	(122)%
(a) For the three months ended March 31, 2013 and 2012, the Company has reflected $2.3 million and $4.2 million of investment income, respectively, and related compensation expense of $0.8 million and $1.4 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $74.9 million for the three months ended March 31, 2013, a decrease of $4.3 million compared to Economic Income (Loss) revenues of $79.2 million in the prior year quarter. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues. The decrease was related to a decline in investment income partially offset by increases in revenue from all other lines of business.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues was $27.7 million for the three months ended March 31, 2013, a decrease of $7.3 million compared to Economic Income (Loss) revenues of $35.0 million in the prior year quarter.
Management Fees.    Management fees for the segment increased $0.1 million to $14.1 million for the three months ended March 31, 2013 compared with $14.0 million in the prior year quarter. Overall fees remained generally constant from the prior year.
Incentive Income (Loss).    Incentive income for the segment increased $1.1 million to $5.1 million for the three months ended March 31, 2013 compared with $4.0 million in the prior year quarter. This increase was primarily related to an increase in performance fees from our credit fund.
Investment Income (Loss).    Investment income for the segment decreased $8.5 million to $8.3 million for the three months ended March 31, 2013, compared with $16.8 million in the prior year quarter. The decrease primarily relates to a decrease in the Company's own invested capital driven by decreases in performance in certain investment strategies including our credit, PIPEs and equities strategies.
Other Revenues.    Other revenues for the segment remained fairly flat at a $0.1 million loss for the three months ended March 31, 2013, compared with $0.1 million of income in the prior year quarter.

Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $47.2 million for the three months ended March 31, 2013, an increase of $3.0 million compared with Economic Income (Loss) revenues of $44.2 million in the prior year quarter.
Investment Banking.    Investment banking revenues increased $1.6 million to $17.2 million for the three months ended March 31, 2013 compared with $15.6 million in the prior year quarter. During the three months ended March 31, 2013, the Company completed 10 underwriting transactions, two private capital raising transactions, two strategic advisory transactions and two debt capital market transactions. During the three months ended March 31, 2012, the Company completed 16 underwriting transactions, one private capital raising transactions, one strategic advisory transactions and two debt capital market transactions.
Brokerage.    Brokerage revenues increased $4.0 million to $28.0 million for the three months ended March 31, 2013, compared with $24.0 million in the prior year quarter. This was attributable to higher commissions due to an increase in customer trading volume, which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman Rose & Company, LLC during this quarter and fees related to the Company's acquisition of ATM in the second quarter of 2012. Customer trading volumes across the industry (according to Bloomberg) decreased 11% in the three months ended March 31, 2013 compared to the same period in 2012.
Investment Income (Loss).    Investment income for the segment decreased $1.7 million to $2.6 million for the three months ended March 31, 2013, compared with $4.3 million in the prior year quarter. The decrease is a result of an decrease in overall investment income available for allocation and lower average equity held in the broker dealer.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense decreased $1.4 million to $44.5 million for the three months ended March 31, 2013, compared with $45.9 million in the prior year quarter. The decrease is attributable to the quarterly compensation and benefits accrual being higher as a percent of revenue as compared to the prior year's quarter offset by a lower revenue total which resulted in an expense decrease. The compensation to revenue ratio was 59% for the three months ended March 31, 2013, compared to 58% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 3% decrease in total compensation and a 5% decrease in revenues compared to the prior year period. Average headcount increased by 2.6% for the three months ended March 31, 2013 compared to the prior year quarter.
Compensation and benefits expenses for the alternative investment segment decreased $3.6 million to $13.9 million for the three months ended March 31, 2013 compared with $17.5 million in the prior year quarter. The decrease is attributable to the quarterly compensation and benefits accrual being higher as a percent of revenue as compared to the prior year's quarter offset by a lower revenue total which resulted in an expense decrease. The compensation to revenue ratio remained constant at 50% for the three months ended March 31, 2013 and 2012.
Compensation and benefits expenses for the broker-dealer segment increased $2.2 million to $30.6 million for the three months ended March 31, 2013 compared with $28.4 million in the prior year quarter. The increase is due to $3.0 million higher revenues during the first quarter of 2013 as compared to 2012 and thus resulting in higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 65% for three months ended March 31, 2013 compared with 64% for 2011.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $2.6 million to $23.9 million for the three months ended March 31, 2013 compared with $21.3 million in the prior year quarter. This was primarily due to increased communications due to two acquisitions completed during second and fourth quarter of 2012 and one during this quarter which require additional market data services.
Fixed non-compensation expenses for the alternative investment segment increased $2.2 million to $9.2 million for the three months ended March 31, 2013 compared with $7.0 million in the prior year quarter. Fixed non-compensation expenses for the broker-dealer segment increased $0.3 million to $14.7 million for the three months ended March 31, 2013 compared with $14.3 million in the prior year quarter.

The following table shows the components of the non-compensation expenses—fixed, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$123	$88	$35	40%
Professional, advisory and other fees	3,072	3,291	(219)	(7)%
Occupancy and equipment	5,355	4,533	822	18%
Depreciation and amortization	2,541	2,154	387	18%
Service fees	2,546	2,224	322	14%
Other	10,265	9,041	1,224	14%
Total	$23,902	$21,331	$2,571	12%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $0.5 million to $7.4 million for the three months ended March 31, 2013 compared with $6.9 million in the prior year quarter. The increase in floor brokerage and trade execution relate two acquisitions completed during second and fourth quarter of 2012 and one during this quarter which generated increased trading costs.
The following table shows the components of the non-compensation expenses—variable, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$2,974	$2,672	$302	11%
Expenses related to Luxembourg reinsurance companies	516	610	(94)	(15)%
Marketing and business development	3,861	3,593	268	7%
Total	$7,351	$6,875	$476	7%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, increased $0.3 million to $1.4 million for the three months ended March 31, 2013 compared with $1.1 million in the prior year quarter.
Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors. The period over period change was the result of an extension of the partnership agreement relating to our credit business (subsequently renamed Orchard Square Partners) which resulted in a profit split and therefore more allocations of income to non-controlling interest holders.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2013, we had cash and cash equivalents of $37.0 million, which includes $13.8 million held in foreign subsidiaries, and net liquid investment assets of $260.2 million.

The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors Impacting Our Business” we entered into a modification agreement with affiliates of Unicredit S.p.A in May 2010 and it is not expected to have a material impact on the Company's liquidity and capital resources.
As of March 31, 2013, the Company had unfunded commitments of $8.1 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $42.2 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through March 31, 2013, the Company has funded $27.7 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of March 31, 2013, the Company has fully funded this commitment. In January 2013, the Company committed $10 million to OSP Credit Fund LP (formerly known as Ramius Global Credit Fund LP). As of March 31, 2013, the Company has fully funded this commitment. In September 2012, the Company committed $10.0 million to Formation 8 Partners Fund I LP as a limited partner and funded $1.5 million through March 31, 2013. The remaining capital commitment is expected to be called over a five year period.
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
As registered broker‑dealers, Cowen and Company, Cowen Capital, ATM USA, Cowen Equity Finance and Cowen Securities are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the basic method permitted by the Rule, Cowen Capital is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 6.667% of aggregate indebtedness. ATM USA is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 6.667% of aggregate indebtedness. Cowen Equity Finance is required to maintain minimum net capital, as defined, equal to $250,000. Cowen Securities is required to maintain minimum net capital, as defined, equivalent to the greater of $236,000 or 6.667% of aggregate indebtedness. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2013, Cowen and Company had total net capital of approximately $32.7 million, which was approximately $31.7 million in excess of its minimum net capital requirement of $1.0 million. As of March 31, 2013, Cowen Capital had total net capital of approximately $3.5 million, which was approximately $2.5 million in excess of its minimum net capital requirement of $1.0 million. As of March 31, 2013, ATM USA had total net capital of approximately $0.5 million, which was approximately $0.5 million in excess of its minimum net capital requirement of $0.0 million. As of March 31, 2013, Cowen Equity Finance had total net capital of approximately $8.9 million which was approximately $8.7 million in excess of its minimum net capital requirement of $250,000. As of March 31, 2013, Cowen Securities had total net capital of approximately $1.9 million which was approximately $1.7 million in excess of its minimum net capital requirement of $0.2 million.
Cowen and Company, Cowen Capital and Cowen Securities are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule. Similarly, ATM USA and Cowen Equity Finance are exempt from the provisions of Rule 15c3-3 under (k)(2)(i).
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, Cowen Capital and Cowen Securities and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, Cowen Capital and Cowen Securities if applicable.
Ramius UK Ltd. (“Ramius UK”) and Cowen International Limited (“CIL”) are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FSA. As of March 31, 2013, Ramius UK's Financial Resources of $0.5 million exceeded its minimum requirement of $0.1 million by

$0.4 million. As of March 31, 2013, CIL's Financial Resources of $5.0 million exceeded its minimum requirement of $2.1 million by $2.9 million.
Cowen and Company (Asia) Limited (“CCAL”) (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of March 31, 2013, CCAL's Financial Resources of $0.8 million exceeded the minimum requirement of $0.4 million by $0.4 million.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of March 31, 2013, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of March 31, 2013 and multiple counterparties as of December 31, 2012.
There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of March 31, 2013 and December 31, 2012:

As of March 31, 2013
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Royal Bank of Canada bearing interest of 1.74% - 2.1% due on December 2013 to July 2017	$29,241
$29,241

As of December 31, 2012
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.2% due on January 31, 2013 to June 25, 2013	29,039
Agreements with Barclays Capital Inc bearing interest of (0.05%) - 0.23% due on January 1, 2013	136,906
$165,945
For all of the Company's holdings of Repurchase Agreements as of March 31, 2013, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements continue on a day-to-day basis.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $84.7 million for the three months ended March 31, 2013 was predominately related to a) proceeds from sales of securities owned and securities sold which were owned by the Company only partially offset by purchases of securities owned and payments to cover securities sold and b) cash received related to an decrease in cash held at other brokers offset partially by cash used to pay for year end bonuses and a decrease in payable to brokers. Net cash used in operating activities of $156.7 million for the three months ended March 31, 2012 was predominately related to cash used to pay for year end bonuses and payments for purchases of securities related to the Company's invested capital and Consolidated Funds which is only partially offset by proceeds from sales of securities owned by the Company and Consolidated Funds.
Investing Activities.    Net cash provided by investing activities of $10.1 million for the three months ended March 31, 2013 was primarily related to the proceeds from sales of other investments. Net cash provided by investing activities of $37.6 million for the three months ended March 31, 2012 was primarily from increased repurchase agreement activity.
Financing Activities.    Net cash used in financing activities for the three months ended March 31, 2013 of $141.5 million was primarily related to repurchase agreement activity. Net cash provided by financing activities for the three months ended March 31, 2012 was $58.4 million primarily related to repurchase activity.

Short-Term Borrowings and other debt
In January 2013, the Company borrowed $2 million to fund insurance premium payments. This notes bears interest at 2.22% and is due on December 1, 2013, with monthly payment requirements of $0.2 million. As of March 31, 2013, the outstanding balance on this note payable was $1.6 million. Interest expense for the three months ended March 31, 2013 was insignificant.
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of March 31, 2013, the remaining balance on these capital leases was $3.6 million. Interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.
As of March 31, 2013, the Company has five irrevocable letters of credit, for which there is cash collateral pledged, including (i) $82,000, which expires on May 12, 2013, supporting the Company's San Francisco office, (ii) $1.2 million which expires on September 3, 2013, supporting the Company's lease of additional office space in New York, (iii) $6.7 million, which expires December 12, 2013, supporting the lease of office space in New York which the Company pays a fee on the stated amount of the letter of credit, and (iv) $1.0 million and $1.8 million which expires February 22, 2014 and July 15, 2013, respectively, supporting the leases of additional office space in New York.
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2013 and December 31, 2012, there were no amounts due related to these letters of credit.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of March 31, 2013. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
Cowen and Company, Cowen Capital LLC, Labranche & Co. LLC, Cowen Structured Holdings LLC and Cowen Securities are members of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Cowen and Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for Cowen and Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
Securities lending indemnifications
Through the Company's securities lending program, the Company can borrow and lend customers' securities, via custodial and non-custodial arrangements, to third parties. As part of this program, the Company provides a guarantee in an aggregate amount of $150 million to counterparties of the securities lending agreements, which protects the lender against the failure of the third-party borrower to return the lent securities in the event the Company did not obtain sufficient collateral. To minimize its liability under these indemnification agreements, the Company obtains cash or other highly liquid collateral with a market value exceeding 100% of the value of the securities on loan from the borrower. Collateral is marked to market daily to assure that collateralization is adequate. Additional collateral is called from the borrower if a shortfall exists, or collateral may be released to the borrower in the event of overcollateralization. If a borrower defaults, the Company would use the collateral held to purchase replacement securities in the market or to credit the lending customer with the cash equivalent thereof.
In conjunction with the acquisition of Cowen Securities the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third party bank prior to the acquisition. The value of these loans at March 31, 2013 was $2.7 million.
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
The Company primarily uses the “market approach” to value its financial instruments measured at fair value. In determining an instrument's level within the hierarchy, the Company categorizes the Company's financial instruments into three categories: securities, derivative contracts and other investments. To the extent applicable, each of these categories can further be divided between those held long or sold short.
The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company has elected the fair value option for its investments through Ramius Co-Investment I LLC (formerly known as Cowen Bluebird LLC), Ramius Co-Investment II LLC (formerly known as RCG Ultragenex Holdings LLC) and certain investments it holds though its operating companies.  This option has been elected because the Company believes that it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.
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
Derivative contracts—Derivative contracts can be exchange‑traded or privately negotiated over-the-counter (“OTC”). Exchange‑traded derivatives, such as futures contracts and exchange traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures and currency forwards are included within other assets on the accompanying condensed consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the accompanying condensed consolidated statements of financial condition.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. The condensed consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 13 "Commitments and Contingencies" in our condensed condensed consolidated financial statements for the quarter ended March 31, 2013 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.

Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3h. "New accounting pronouncements" in our condensed condensed consolidated financial statements for the quarter ended March 31, 2013 and "Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on March 7, 2013.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2013, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2013.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our 2012 Form 10-K filed with the SEC on March 7, 2013.
Item 2.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $35.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended March 31, 2013, through the share repurchase program, the Company repurchased 235,747 shares of Cowen Class A common stock at an average price of $2.64 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2013 – January 31, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total

Month 2 (February 1, 2013 – February 29, 2013)
Common stock repurchases(1)	235,747	$2.64	—	—	(3)
Employee transactions(2)	176,675	$2.68	—	—
Total

Month 3 (March 1, 2013 – March 31, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total

Total (January 1, 2013 – March 31, 2013)
Common stock repurchases(1)	235,747	$2.64	—	—	(3)
Employee transactions(2)	176,675	$2.68	—	—
Total

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $35.0 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer and President (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	May 8, 2013	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
10.1	Form of Stock Appreciation Right Award Agreement (filed herewith).*
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT **

*	Signifies management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, this information shall not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

E- 1