Form 10-Q
period 2013-06-30
COWEN GROUP, INC.
filed 2013-08-07
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
As of August 5, 2013 there were 118,225,058 shares of the registrant's common stock outstanding.

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
Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2013, and 2012. The Consolidated Financial Statements as of December 31, 2012 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of June 30,	As of December 31,
	2013	2012
Assets
Cash and cash equivalents	$36,881	$83,538
Cash collateral pledged	10,891	9,160
Securities owned, at fair value	438,514	624,127
Securities borrowed	581,677	408,096
Other investments	84,732	84,930
Receivable from brokers	25,899	71,306
Fees receivable, net of allowance	42,408	34,707
Due from related parties	24,024	21,022
Fixed assets, net of accumulated depreciation and amortization of $32,930 and $30,003, respectively	29,977	32,202
Goodwill	36,207	28,545
Intangible assets, net of accumulated amortization of $24,822 and $22,945, respectively	13,917	12,984
Other assets	18,508	16,278
Consolidated Funds
Cash and cash equivalents	743	3,559
Securities owned, at fair value	40,785	3,525
Other investments, at fair value	193,282	204,205
Other assets	550	292
Total Assets	$1,578,995	$1,638,476
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$153,126	$177,937
Securities sold under agreement to repurchase	6,311	165,945
Securities loaned	581,643	410,441
Payable to brokers	142,312	188,788
Compensation payable	16,165	45,752
Short-term borrowings and other debt	4,376	4,132
Fees payable	3,489	5,277
Due to related parties	527	662
Accounts payable, accrued expenses and other liabilities	52,621	55,425
Consolidated Funds
Securities sold, not yet purchased, at fair value	10,346	—
Payable to brokers	10,231	—
Capital withdrawals payable	—	2,891
Accounts payable, accrued expenses and other liabilities	160	414
Total Liabilities	981,307	1,057,664
Commitments and Contingencies (Note 13)
Redeemable non-controlling interests	91,562	85,703
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 130,519,096 shares issued and 117,861,088 outstanding as of June 30, 2013 and 123,740,112 shares issued and 112,447,892 outstanding as of December 31, 2012, respectively (including 482,522 and 336,895 restricted shares, respectively)	1,160	1,135
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	728,976	713,211
(Accumulated deficit) retained earnings	(189,348)	(187,865)
Accumulated other comprehensive income (loss)	110	356
Less: Class A common stock held in treasury, at cost, 12,330,829 and 11,292,220 shares as of June 30, 2013 and December 31, 2012, respectively.	(34,772)	(31,728)
Total Stockholders' Equity	506,126	495,109
Total Liabilities and Stockholders' Equity	$1,578,995	$1,638,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Investment banking	$25,571	$16,254	$42,737	$31,884
Brokerage	31,521	24,568	58,121	48,581
Management fees	9,698	9,932	19,191	19,649
Incentive income	1,954	580	4,565	1,271
Interest and dividends	10,521	5,868	19,842	11,240
Reimbursement from affiliates	1,214	1,381	2,699	2,426
Other revenues	485	831	963	1,698
Consolidated Funds
Interest and dividends	241	30	253	91
Other revenues	2	26	77	109
Total revenues	81,207	59,470	148,448	116,949
Expenses
Employee compensation and benefits	47,507	43,097	91,730	89,780
Floor brokerage and trade execution	4,893	4,182	9,371	7,934
Interest and dividends	7,240	3,207	13,658	4,931
Professional, advisory and other fees	3,002	3,695	6,855	7,621
Service fees	2,687	3,155	5,264	5,392
Communications	3,979	3,853	8,753	7,254
Occupancy and equipment	6,548	5,544	12,267	10,786
Depreciation and amortization	2,609	2,363	5,162	4,518
Client services and business development	4,659	3,753	8,758	7,579
Other expenses	3,003	3,941	6,987	7,360
Consolidated Funds
Interest and dividends	106	4	106	20
Professional, advisory and other fees	92	561	488	849
Floor brokerage and trade execution	180	—	180	—
Other expenses	107	70	145	140
Total expenses	86,612	77,425	169,724	154,164
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	4,994	9,787	16,801	29,458
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	3,711	(2,417)	8,781	3,547
Net realized and unrealized gains (losses) on derivatives	158	373	462	414
Net gains (losses) on foreign currency transactions	48	23	(167)	(15)
Total other income (loss)	8,911	7,766	25,877	33,404
Income (loss) before income taxes	3,506	(10,189)	4,601	(3,811)
Income tax expense (benefit)	158	191	334	333
Net income (loss)	3,348	(10,380)	4,267	(4,144)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	2,255	(2,434)	5,750	(193)
Net income (loss) attributable to Cowen Group, Inc. stockholders	$1,093	$(7,946)	$(1,483)	$(3,951)
Weighted average common shares outstanding:
Basic	117,235	114,561	115,471	114,420
Diluted	120,901	114,561	115,471	114,420
Earnings (loss) per share:
Basic	$0.01	$(0.07)	$(0.01)	$(0.03)
Diluted	$0.01	$(0.07)	$(0.01)	$(0.03)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012

Net income (loss)			$4,267			$(4,144)
Other comprehensive income (loss), net of tax:
Foreign currency translation		(4)			72
Defined benefit pension plans:
Prior service cost arising during the period	—			—
Net gain/(loss) arising during the period	(252)			160
Add: amortization of prior service cost included in net periodic pension cost	10	(242)		10	170
Total other comprehensive income, net of tax			(246)			242
Comprehensive income (loss)			$4,021			$(3,902)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2012	112,447,892	$1,135	$(31,728)	$713,211	$356	$(187,865)	$495,109	$85,703
Net income (loss)	—	—	—	—	—	(1,483)	(1,483)	5,750
Defined benefit plans	—	—	—	—	(242)	—	(242)	—
Foreign currency translation	—	—	—	—	(4)	—	(4)	—
Capital contributions	—	—	—	—	—	—	—	10,181
Capital withdrawals	—	—	—	—	—	—	—	(10,072)
Restricted stock awards issued	3,937,337	—	—	—	—	—	—	—
Common stock issued upon acquisition (See Note 2)	2,514,468	25	—	6,272	—	—	6,297	—
Purchase of treasury stock, at cost	(1,038,609)	—	(3,044)	—	—	—	(3,044)	—
Amortization of share based compensation	—	—	—	9,493	—	—	9,493	—
Balance, June 30, 2013	117,861,088	$1,160	$(34,772)	$728,976	$110	$(189,348)	$506,126	$91,562

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2011	114,047,637	$1,135	$(16,902)	$688,427	$(215)	$(163,980)	$508,465	$104,587
Net income (loss)	—	—	—	—	—	(3,951)	(3,951)	(193)
Defined benefit plans	—	—	—	—	170	—	170	—
Foreign currency translation	—	—	—	—	72	—	72	—
Deconsolidation of funds								(17,104)
Consolidation of funds	—	—	—	—	—	—	—	18,521
Capital withdrawals	—	—	—	—	—	—	—	(7,351)
Restricted stock awards issued	2,701,314	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(2,540,683)	—	(6,357)	—	—	—	(6,357)	—
Amortization of share based compensation	—	—	—	13,526	—	—	13,526	—
Balance, June 30, 2012	114,208,268	$1,135	$(23,259)	$701,953	$27	$(167,931)	$511,925	$98,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,267	$(4,144)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	5,162	4,518
Share-based compensation	9,493	13,526
Deferred rent obligations	(3,178)	(952)
Net loss on disposal of fixed assets	350	—
Purchases of securities owned, at fair value	(3,961,275)	(3,318,650)
Proceeds from sales of securities owned, at fair value	4,117,993	3,232,262
Proceeds from sales of securities sold, not yet purchased, at fair value	1,704,969	2,497,536
Payments to cover securities sold, not yet purchased, at fair value	(1,679,429)	(2,403,844)
Net (gains) losses on securities, derivatives and other investments	(13,467)	(24,157)
Consolidated Funds
Purchases of securities owned, at fair value	(223,860)	(163,715)
Proceeds from sales of securities owned, at fair value	206,052	167,812
Proceeds from sales of securities sold, not yet purchased, at fair value	33,334	—
Payments to cover securities sold, not yet purchased, at fair value	(36,462)	—
Purchases of other investments	(973)	(7,122)
Proceeds from sales of other investments	21,270	11,986
Net realized and unrealized (gains) losses on investments and other transactions	(7,030)	(4,883)
(Increase) decrease in operating assets:
Cash acquired upon transaction	10,747	—
Cash collateral pledged	151	528
Securities owned, at fair value, held at broker dealer	10,982	23,444
Securities borrowed	(173,581)	—
Receivable from brokers	46,695	46,808
Fees receivable, net of allowance	(7,471)	4,258
Due from related parties	(3,002)	447
Other assets	(488)	3,301
Consolidated Funds
Cash and cash equivalents	2,816	926
Other assets	(258)	1,036
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(37,985)	(14,181)
Securities loaned	171,202	—
Payable to brokers	(46,476)	13,434
Compensation payable	(47,604)	(50,540)
Fees payable	(1,788)	490
Due to related parties	(135)	(1,143)
Accounts payable, accrued expenses and other liabilities	(5,868)	(5,406)
Consolidated Funds
Payable to brokers	10,231	—
Due to related parties	—	25
Accounts payable, accrued expenses and other liabilities	(254)	324
Net cash provided by / (used in) operating activities	$105,130	$23,924

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended June 30,
(continued)	2013	2012
Cash flows from investing activities:
Securities purchased under agreement to resell	$—	$(58,313)
Purchases of other investments	(12,255)	(3,889)
Proceeds from sales of other investments	23,502	7,429
Purchase of business, net of cash acquired (Note 2)	—	(10,062)
Cash paid to acquire net assets (contingent payable)	(73)	—
Purchase of fixed assets	(554)	(1,084)
Net cash provided by / (used in) investing activities	10,620	(65,919)
Cash flows from financing activities:
Securities sold under agreement to repurchase	(159,634)	6,175
Borrowings on short-term borrowings and other debt	2,044	—
Repayments on short-term borrowings and other debt	(1,800)	(794)
Purchase of treasury stock	(235)	(4,516)
Capital contributions by non-controlling interests in operating entities	501	—
Capital withdrawals to non-controlling interests in operating entities	(807)	(2,267)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	9,680	—
Capital withdrawals to non-controlling interests in Consolidated Funds	(12,156)	(5,409)
Net cash provided by / (used in) financing activities	(162,407)	(6,811)
Change in cash and cash equivalents	(46,657)	(48,806)
Cash and cash equivalents at beginning of period	83,538	128,875
Cash and cash equivalents at end of period	$36,881	$80,069

Supplemental non-cash information
Non compete agreements and covenants with limiting conditions acquired (see Note 2)	$460	$—
Common stock issuance upon close of acquisition (see Note 2)	$6,297	$—
Purchase of treasury stock, at cost, through net settlement (see Note 15)	$2,808	$1,841
Net assets of consolidated entities	$—	$18,521
Net assets of deconsolidated entities	$—	$17,104
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
2. Acquisitions
On March 11, 2013, the Company completed its acquisition of Dahlman Rose & Company, LLC, a privately-held investment bank specializing in the energy, metals and mining, transportation, chemicals and agriculture sectors. This acquisition was an all-stock transaction. In the aggregate, the purchase price, assets acquired and liabilities assumed were not significant and the near term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant. Dahlman Rose & Company, LLC was subsequently renamed to Cowen Securities LLC ("Cowen Securities"). Post acquisition, Cowen Securities is included in the broker-dealer segment (See Note 18).
The Company has not yet finalized with the sellers certain closing date balance sheet adjustments, resolution of which will potentially impact the purchase price, assets and liabilities recognized and the resulting goodwill. The Company does not believe the impact will be material. The preliminary purchase price allocation of Cowen Securities is based upon all information available to us at the present time, and is based upon management's preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. As of June 30, 2013, the purchase price allocation is preliminary pending the Company's final determination of the fair values of the assets and liabilities, which the Company expects will occur within twelve months following the acquisition. Upon the completion of the final purchase price allocation, any reallocation of fair values to the assets acquired and liabilities assumed in the acquisitions could have an impact on the amounts recognized on the condensed consolidated statements of financial condition.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Under US GAAP, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates VOEs in which it owns a majority of the entity's voting shares or units. US GAAP also provides that a general partner of a limited partnership (or a managing member, in the case of a limited liability company) is presumed to control the partnership, and thus should consolidate it, unless a simple majority of the limited partners has the right to remove the general partner without cause or to terminate the partnership. In accordance with these standards, the Company presently consolidates eight entities deemed to be VOEs for which it acts as the general partner and investment manager.
As of June 30, 2013 and December 31, 2012, the Company consolidates the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and (effective May 1, 2013) Ramius Merger Fund LLC (“Merger Fund”) (collectively the "Consolidated Funds"). RTS Global 3X was consolidated as of December 31, 2012 but was liquidated on March 31, 2013.
The Company also consolidates three investment companies; RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy, and Ramius Co-Investment I LLC (formerly known as Cowen Bluebird LLC) and Ramius Co-Investment II LLC (formerly known as RCG Ultragenex Holdings LLC), which were both formed to make investments in biomedical companies that develop innovative gene therapies for severe genetic disorders. The Company determined that RCG Linkem II, LLC, Ramius Co-Investment I LLC and Ramius Co-Investment II LLC are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of June 30, 2013, and December 31, 2012, the Company does not consolidate any VIEs.
As of June 30, 2013 and December 31, 2012, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) (the “Unconsolidated Master Fund”) through one of its Consolidated Funds, Enterprise LP. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Fund.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

f.	Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of June 30, 2013 and December 31, 2012, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of June 30, 2013 and multiple counterparties as of December 31, 2012.
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
g.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of June 30, 2013 and December 31, 2012 is $17.1 million and $13.8 million, respectively.
h.    New accounting pronouncements
Recently issued accounting pronouncements
In July 2013, the FASB issued guidance which was directed to eliminate the disparity in practice for the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exist. The guidance requires an entity to present the unrecognized tax benefit as a reduction to deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward with certain exceptions. The guidance is effective prospectively for reporting periods beginning after December 15, 2013 for all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application is also permitted. The Company is currently evaluating the impact of this guidance on the Company's financial condition and results of operations.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

In June 2013, the FASB issued guidance which amended the scope, measurement and disclosure requirements for Financial Services - Investment Companies. The guidance among other things changed the definition and criteria used for the investment company assessment. The guidance also require investment companies to measure non-controlling ownership interest in other investment companies at fair value rather than using equity method of accounting and requires certain additional disclosures. The guidance is effective for reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of this guidance on the Company's financial condition and results of operations.
In April 2013, the FASB issued guidance which improved and clarified the requirements as to when an entity should apply the liquidation basis of accounting and provides principles for the recognition and measurement of assets and liabilities. The guidance requires an entity to prepare its financial statements using liquidation basis of accounting when the liquidation is imminent and to present relevant information about entity's resources by measuring and presenting assets and liabilities at the amount of expected cash proceeds and / or settlement amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of this guidance on the Company's financial condition and the results of operations and its applicability on certain of its affiliated entities.
4. Cash collateral pledged
As of June 30, 2013 and December 31, 2012, the Company pledged cash collateral in the amount of $10.9 million and $9.2 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City and San Fransisco (see Note 14).
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
As of June 30, 2013 and December 31, 2012, securities owned, at fair value consisted of the following:

	As of June 30, 2013	As of December 31, 2012
	(dollars in thousands)
U.S. Government securities (a)	$3,506	$137,478
Preferred stock	333	2,332
Common stocks	289,602	259,292
Convertible bonds (b)	4,426	6,202
Corporate bonds (c)	116,649	193,078
Options	18,883	20,546
Warrants and rights	2,247	2,354
Mutual funds	2,868	2,845
	$438,514	$624,127

(a)
As of June 30, 2013, maturities ranged from July 2013 to April 2016 and interest rates ranged between 0.02% and 5.95%. As of December 31, 2012, maturities ranged from November 2013 to November 2022 and interest rates ranged between 0.25% and 5.95%.

(b)	As of June 30, 2013, the maturity was July 2014 with an interest rate of 5.00%. As of December 31, 2012, maturities ranged from May 2014 to July 2014 with an interest rate of 5.00%.

(c)
As of June 30, 2013, maturities ranged from September 2013 to October 2019 and interest rates ranged between 3.11% and 12.00%. As of December 31, 2012, maturities ranged from January 2013 to February 2041 and interest rates ranged between 3.09% and 12.50%.

The Company's direct involvement with derivative financial instruments includes futures, currency forwards and warrants and rights. Open equity positions in futures transactions are recorded as receivables from and payables to broker-dealers or clearing brokers, as applicable. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets. The Company's overall exposure to financial derivatives is limited. The Company's long exposure to

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

futures and currency forward derivative contracts, at fair value, as of June 30, 2013 and December 31, 2012 of $1.0 million and $0.2 million, respectively, is included in other assets in the accompanying condensed consolidated statements of financial condition. The Company's short exposure to futures and currency forward derivative contracts, at fair value, as of June 30, 2013 and December 31, 2012 of $0.7 million and $1.0 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. The realized and unrealized gains/(losses) related to derivatives trading activities for the three months ended June 30, 2013, and 2012, were $0.8 million, and $1.6 million, respectively, and was $2.2 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of June 30, 2013 and December 31, 2012, collateral consisting of $5.3 million and $6.7 million of cash, respectively, is included in receivable from brokers on the accompanying condensed consolidated statements of financial condition. As of June 30, 2013 and December 31, 2012 all derivative contracts were with multiple major financial institutions.
Other investments
As of June 30, 2013 and December 31, 2012, other investments consisted of the following:

	As of June 30, 2013	As of December 31, 2012
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$61,872	$55,898
(2) Real estate investments, at fair value	2,158	1,864
(3) Equity method investments	20,424	26,462
(4) Lehman claims, at fair value	278	706
	$84,732	$84,930

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of June 30, 2013 and December 31, 2012, included the following:

	As of June 30, 2013	As of December 31, 2012
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$9,214	$7,866
HealthCare Royalty Partners II (a)(*)	4,239	6,415
Orchard Square Partners Credit Fund LP (formerly known as Ramius Global Credit Fund LP) (b)(*)	12,046	14,196
Tapestry Investment Co PCC Ltd (c)	81	194
Starboard Value and Opportunity Fund LP (d)(*)	16,665	15,706
Formation 8 Partners Fund I (e)	1,384	1,500
RCG LV Park Lane LLC (f)	685	708
RCGL 12E13th LLC (g)	400	—
RCG Longview Debt Fund V, L.P. (g)	7,260	—
Other private investment (h)	7,730	7,826
Other affiliated funds (i)(*)	2,168	1,487
	$61,872	$55,898
* These portfolio funds are affiliates of the Company
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted in Note 13.

(a)	HealthCare Royalty Partners and HealthCare Royalty Partners II are private equity funds and therefore distributions will be made when the underlying investments are liquidated.

(b)
Orchard Square Partners Credit Fund LP (formerly known as Ramius Global Credit Fund LP) has a quarterly redemption policy with a 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

(c)	Tapestry Investment Company PCC Ltd is in the process of liquidation and redemptions will be made periodically at the investment managers' decision as the underlying investments are liquidated.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(d)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon ninety days notice.

(e)
Formation 8 Partners Fund I is a private equity fund which invests in equity of early stage and growth transformational information and energy technology companies. Distributions will be made when the underlying investments are liquidated.

(f)
RCG LV Park Lane LLC  is a single purpose entity formed to participate in a joint venture which acquired, at a discount, the mortgage notes on a portfolio of multifamily real estate properties located in Birmingham, Alabama.  RCG LV Park Lane LLC is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(g)	RCGL 12E13th LLC and RCG Longview Debt Fund V, L.P. are real estate private equity structures and therefore distributions will be made when the underlying investments are liquidated.

(h)	Other private investment represents the Company's closed end investment in a wireless broadband communication provider in Italy.

(i)	The majority of these funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Real estate investments, at fair value
Real estate investments as of June 30, 2013 and December 31, 2012 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $2.2 million and $1.9 million, respectively.

(3)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments is the investment in (a) HealthCare Royalty Partners General Partners, (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC representing a 9.7% stake in the exchange service provider for which the Company exercises significant influence over through representation on the CBOE Board of Directors, and (c) Starboard Value LP (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of a deep value small cap hedge fund and related managed accounts. The following table summarizes equity method investments held by the Company:

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	As of June 30, 2013	As of December 31, 2012
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,336	$1,954
RCG Longview Debt Fund V Partners, LLC	643	—
HealthCare Royalty GP, LLC	751	642
HealthCare Royalty GP II, LLC	718	1,086
CBOE Stock Exchange, LLC	2,015	2,058
Starboard Value LP	8,515	12,757
RCG Longview Partners, LLC	1,857	1,535
RCG Longview Louisiana Manager, LLC	1,613	1,866
RCG Urban American, LLC	247	1,380
RCG Urban American Management, LLC	45	545
RCG Longview Equity Management, LLC	211	285
Urban American Real Estate Fund II, LLC	1,537	1,636
RCG Kennedy House, LLC	377	377
Other	559	341
	$20,424	$26,462
As of June 30, 2013 and December 31, 2012, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $3.2 million and $3.6 million, for the three months ended June 30, 2013 and 2012, respectively, and was $7.4 million and $7.8 million for the six months ended June 30, 2013 and 2012, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the three and six months ended June 30, 2013 and 2012, respectively.
For the period ended June 30, 2013, certain of the Company's equity method investments have met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized income statement information for the significant investees for the three and six months ended June 30, 2013 and 2012. The summarized income statement information for the Company's investments in the individually significant investees is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenues	$4,019	$4,810	$9,074	$9,962
Expenses	(1,420)	(1,463)	(2,838)	(2,926)
Net realized and unrealized gains (losses)	285	19	322	109
Net Income	$2,884	$3,366	$6,558	$7,145

(4)	Lehman Claims, at fair value
Lehman Brothers International (Europe) (“LBIE”), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the “Administration”) in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The status and ultimate resolution of the assets under LBIE's Administration proceedings is uncertain. The assets which the Company believed were held at LBIE at the time of Administration (the “Total Net Equity Claim”) consisted of $1.0 million, which the Company believed would represent an unsecured claim against LBIE. On November 2, 2012, the Company executed a Claims Determination Deed with respect to this claim.  By entering into this deed, the Company and

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

LBIE reached agreement on the amount of the Company's unsecured claim, which was agreed to be approximately $0.9 million.  As a result of entering into this deed, the Company is entitled to participate in dividends to unsecured creditors of LBIE and at the end of November 2012 the Company received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.2 million and at the end of June 2013 the Company received its second dividend in an amount equal to 43.3% of its agreed claim, or approximately $0.4 million. This does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 5b(2). The Company does not know the timing with respect to future dividends to unsecured creditors or the ultimate value that will be received.
Given the fact that LBIE has begun to make distributions to unsecured creditors and the increased trading levels for unsecured claims of LBIE, the Company decided to record the estimated fair value of the Total Net Equity Claim at par as of June 30, 2013 and December 31, 2012, which represented management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the “Estimated Recoverable Lehman Claim”). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual recovery that may ultimately be received by the Company with respect to the pending LBIE claim is not known and could be different from the estimated value assigned by the Company. (See Note 5b(2)).
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of June 30, 2013 and December 31, 2012 securities sold, not yet purchased, at fair value consisted of the following:

	As of June 30, 2013	As of December 31, 2012
	(dollars in thousands)
Common stocks	$139,911	$168,797
Corporate bonds (a)	55	61
Options	13,160	9,076
Warrants and rights	—	3
	$153,126	$177,937

(a)	As of June 30, 2013 and December 31, 2012, the maturity was January 2026 with an interest rate of 5.55% .
Securities purchased under agreements to resell and securities sold under agreements to repurchase
The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of June 30, 2013 and December 31, 2012:

As of June 30, 2013
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.75% due on June 2015 to January 2016	$6,311
$6,311

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

As of December 31, 2012
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.2% due on January 31, 2013 to June 25, 2013	$29,039
Agreements with Barclays Capital Inc bearing interest of (0.05%) - 0.23% due on January 1, 2013	136,906
$165,945
For all of the Company's holdings of repurchase agreements as of June 30, 2013, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements rolls over on a day-to-day basis.
Transactions involving the sale of securities under repurchase agreements are carried at their contract value, which approximates fair value, and are accounted for as collateralized financings. In connection with these financings, as of June 30, 2013 and December 31, 2012, the Company had pledged collateral, consisting of government and corporate bonds, in the amount of $7.6 million and $173.7 million, respectively, which is included in securities owned, at fair value in the accompanying condensed consolidated statements of financial condition.
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
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis. In the case where the fair value basis of accounting is elected, any resulting change in fair value is reported in trading revenues. Accrued interest income and expense are recorded in the same manner as under the accrual method. At June 30, 2013 and December 31, 2012, the Company does not have any securities lending transactions for which fair value basis of accounting was elected.
As of June 30, 2013, the Company has loaned to brokers and dealers, securities having a market value of $552.0 million.  In addition, as of June 30, 2013, the Company has borrowed from brokers and dealers, securities having a market value of $555.2 million.
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $1.5 billion and $215.3 million as of June 30, 2013 and $1.4 billion and $22.8 million as of December 31, 2012, respectively. In addition, the maximum exposure relating to these variable interest entities as of June 30, 2013 was $206.6 million, and as of December 31, 2012 was $220.9 million, all of which is included in other investments, at fair value in the Company's condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds as of June 30, 2013 and December 31, 2012.

b.	Consolidated Funds
Securities owned, at fair value
As of June 30, 2013 and December 31, 2012 securities owned, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30, 2013	As of December 31, 2012
	(dollars in thousands)
Common stocks	$40,330	$—
Government sponsored securities (a)	—	1,911
Commercial paper (b)	—	1,614
Options	455	—
	$40,785	$3,525

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(a)	As of December 31, 2012, maturities ranged from August 2013 to December 2014 and interest rates ranged between 0.28% and 4.00%.

(b)	As of December 31, 2012, commercial paper was purchased at a discount and matures on January 2, 2013.
Other investments, at fair value
As of June 30, 2013 and December 31, 2012 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30, 2013	As of December 31, 2012
	(dollars in thousands)
(1) Portfolio Funds	$177,848	$190,081
(2) Lehman claims	15,434	14,124
	$193,282	$204,205

(1)	Investments in Portfolio Funds, at fair value
As of June 30, 2013 and December 31, 2012, investments in Portfolio Funds, at fair value, included the following:

	As of June 30, 2013	As of December 31, 2012
	(dollars in thousands)
Investments of Enterprise LP	$170,300	$173,348
Investments of consolidated fund of funds	7,548	16,733
	$177,848	$190,081
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master‑feeder” structure with Enterprise Master, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds are recorded in other investments on the accompanying condensed consolidated statements of financial condition and include Enterprise LP's investment of $170.3 million and $173.3 million in Enterprise Master as of June 30, 2013 and December 31, 2012, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP.
Investments of consolidated fund of funds investment companies
The investments of the consolidated fund of funds investment companies are $7.5 million and $16.7 million as of June 30, 2013 and December 31, 2012, respectively. These investments include the investments of Levered FOF, Multi-Strat Master FOF and Vintage Master FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC and RTS Global 3X, which is managed by Ramius Trading Strategies LLC. Multi-Strat Master FOF's investment objective is to invest discrete pools of their capital among portfolio managers that invest through Portfolio Funds, forming a multi-strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Levered FOF had a similar strategy, but on a levered basis, prior to the fund winding down. Levered FOF is no longer levered. Vintage Master FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. Levered FOF, Multi-Strat Master FOF and Vintage Master FOF are all in liquidation. RTS Global 3X was consolidated as of December 31, 2012 but was liquidated on March 31, 2013. As such it holds no investments as of June 30, 2013. RTS Global 3X's investment objective was to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital in managed futures and global macro‑based investment strategies. RTS Global 3X sought to achieve its objective through a multi‑advisor investment approach by allocating its capital among third‑party trading advisors that are unaffiliated with RTS

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Global 3X. However, unlike a traditional “fund of funds” that invests with advisors through entities controlled by third‑parties, RTS Global 3X allocated its capital among a number of different trading accounts organized and managed by the general partner.
The following is a summary of the investments held by the consolidated fund of funds, at fair value, as of June 30, 2013 and December 31, 2012:

		Fair Value as of June 30, 2013
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Total
		(dollars in thousands)
Tapestry Pooled Account V LLC*	Credit-Based	$261	$537	$574	$1,372	(a)
Externally Managed Portfolio Funds	Event Driven	1,183	1,774	2,500	5,457	(c)
Externally Managed Portfolio Funds	Hedged Equity	—	—	719	719	(d)
		$1,444	$2,311	$3,793	$7,548

		Fair value as of December 31, 2012
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	RTS Global 3X Fund LP	Total
		(dollars in thousands)
Tapestry Pooled Account V LLC*	Credit-Based	$315	$649	$693	$—	$1,657	(a)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	7,161	7,161	(b)
Externally Managed Portfolio Funds	Event Driven	1,545	2,316	3,264	—	7,125	(c)
Externally Managed Portfolio Funds	Hedged Equity	—	—	790	—	790	(d)
		$1,860	$2,965	$4,747	$7,161	$16,733
 *    These Portfolio Funds are affiliates of the Company.
As of June 30, 2013, the Company has no unfunded commitments regarding investments held by the three consolidated fund of funds.

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
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. Included in this claim were assets with a value of $9.5 million at the time LBIE entered Administration that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. In December 2011, Enterprise Master received an aggregate of approximately $2.4 million relating to securities, interest and dividends earned with respect to securities held by LBIE on behalf of Enterprise Master Master and its affiliated funds. A distribution of $2.9 million occurred in February of 2012. After giving effect of these distributions, the remaining Net Equity Claim for Enterprise Master held directly and through its ownership interest in affiliated funds is $12.4 million. On November 2, 2012, Enterprise Master executed a Claims Determination Deed with respect to the unsecured portion of its direct claim against LBIE.  By entering into this deed, Enterprise Master and LBIE reached agreement on the amount of Enterprise Master's unsecured claim, which was agreed to be approximately $1.3 million.  As a result of entering into this deed, Enterprise Master is entitled to participate in dividends to unsecured creditors of LBIE and at the end of November 2012 Enterprise Master received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.3 million. In February 2013, Enterprise Master sold its unsecured claim, including the amount received in connection with the first dividend, for $1.3 million, or par. Enterprise Master distributed the proceeds of the sale to the Company in March 2013. Enterprise Master is valuing the $11.7 million claim at $19.3 million as of June 30, 2013. Of the $19.3 million current valuation of Enterprise Master's claim, $15.4 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration. Of the $11.7 million net equity claim, $10.6 million represents claims to trust assets that the Company believes were held by LBIE through Lehman Brothers, Inc. (“LBI”). LBIE has made a corresponding claim for these assets and other trust assets held at LBI by LBIE on behalf of other prime brokerage clients pursuant to an omnibus customer claim (the “LBIE Omnibus Customer Claim”). LBIE will only be able to return trust assets held at LBI to Enterprise Master once LBIE receives a distribution from LBI in respect of the LBIE Omnibus Customer Claim. In February 2013, LBIE, Lehman Brothers Holdings, Inc. and LBI announced that they entered into two separate agreements settling all intercompany claims between LBI on the one part, and LBHI and LBIE on the other part. The settlement agreements were subject to the approval by the U.S. Bankruptcy Judge in the LBI Securities Investor Protection Act (SIPA) proceeding and, in the case of the agreement between LBI and LBIE, an order of the English High Court. The U.S. Banking Judge approved the settlement agreement in April 2013 and the English High Court issued an order approving the settlement in May 2013. The settlements have allowed the trustee appointed under SIPA (the “SIPA Trustee”) to proceed with plans to allocate and distribute sufficient cash and securities to LBI's customer claimants, including LBIE with respect to the LBIE Omnibus Customer Claim, to enable the SIPA Trustee to satisfy valid customer claims in full. In March 2013, LBIE made a consensual proposal to the clients holding trust assets pursuant to the LBIE Omnibus Customer Claim to facilitate the return of the amounts recovered from LBI with respect to the LBIE Omnibus Customer Claim. Under the consensual proposal, LBIE indicated that it intended to liquidate any securities received from LBI with respect to the LBIE Omnibus Customer Claim and then allocate the value received from LBI among all of the LBIE clients who had trust assets held at LBI under the LBIE Omnibus Customer Claim. In allocating the amounts received from LBI, LBIE has indicated that it intended to allow clients to determine their entitlements on a portfolio basis based on the higher of (i) the market value of the portfolio as of September 19, 2008 or (ii) the market value of the portfolio together with accrued income thereon as of November 30, 2012 (the “Best Claim”). LBIE's purpose in seeking a consensual arrangement with its clients relating to the liquidation and allocation described above was to ensure that a distribution could be made without having to seek UK court direction on these issues, which would otherwise have substantially delayed any distribution. LBIE indicated that based on the value of the assets it expected to receive from LBI and the Best Claims of its clients, all valued as at November 30, 2012, it expected to be able to make distributions to its clients in excess of 90% of a client's Best Claim. On April 2, 2013, LBIE announced that the consensual proposal had been accepted by a sufficient number of clients to satisfy the acceptance threshold and would therefore become effective. The settlement agreement between LBI and LBIE has become effective and LBIE announced in June 2013 that it had recovered the majority of the cash and securities from LBI and that it has liquidated approximately 90% of the aggregate value of securities received or to be received from LBI and that it intends to make its first distribution to trust asset claimants at the end of September 2013. LBIE also announced in July 2013 that it expected the first distribution to trust claimants to be 97% of the claimant's Best Claim, subject to finalizing the determination of the amount of US withholding tax to be paid in respect to the distributions. In order to balance LBIE's objective of making a significant distribution to claimants as soon as possible with the requirement to pay the appropriate US withholding tax in respect of distributions, as an interim solution LBIE has indicated that it expects to deposit 30% of the gross distribution to claimants with the IRS as a reserve. Once the appropriate US withholding tax treatment of the distributions is finally determined by the IRS, LBIE expects to be in a position to promptly receive back funds and release any excess reserves back to the appropriate claimants. As of June 30,

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

2013, the Company is valuing the trust assets of Enterprise Master believed to be held at LBI at 97% of its Best Claim, or $16.0 million.
In addition to Enterprise Master's claims against LBIE, LBI was a prime broker to Enterprise Master and Enterprise Master holds cash balances of $4.9 million at LBI. These are not part of the LBIE Omnibus Customer Claim. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The settlement agreements between LBI, LBHI and LBIE discussed above have permitted the trustee appointed under the Securities Investor Protection Act (the “SIPA Trustee”) to make distributions to LBI customers and the SIPA Trustee has announced that it expects to be able to make 100% distributions to its customers. Enterprise Master is expected to receive its distributions from LBI by the end of July 2013.As a result of these developments, management has estimated recovery with respect to the Company's exposure to LBI at 99% or $4.9 million as of June 30, 2013. (See Note 5a(4))
The remaining components of the LBIE claims included within the $19.3 million value as of June 30,2013 consist of several components valued as follows: (a) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement (“CRA”) and (b) the foreign denominated trust assets that are not within the control of LBIE (which the Company does not believe are held through LBI), were valued at $4.6 million, which represents the market value of those assets less a 1% discount that corresponds to the fee charged under the CRA, which represented the Company's estimate of potential recovery rates. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be significant.
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
Securities sold, not yet purchased, at fair value

As of June 30, 2013
(dollars in thousands)
Common stocks	$10,290
Options	56
$10,346
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of June 30, 2013 and December 31, 2012, the Company assessed whether or not its Consolidated Funds had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of June 30, 2013 or December 31, 2012.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master as of June 30, 2013 and December 31, 2012:

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	As of June 30, 2013	As of December 31, 2012
	(dollars in thousands)
Bank debt	$156	$79
Common stock	2,704	2,680
Preferred stock	997	997
Private equity	309	297
Restricted stock	73	26
Rights	2,362	1,714
Trade claims	128	128
Warrants	2	2
	$6,731	$5,923
Derivative contracts, at fair value, owned by Enterprise Master, net

	As of June 30, 2013	As of December 31, 2012
Description	(dollars in thousands)
Currency forwards	$33	$6
	$33	$6
Portfolio Funds, owned by Enterprise Master, at fair value

		As of June 30, 2013	As of December 31, 2012
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$10,708	$11,027
RCG Longview II, LP*	Real Estate	814	970
RCG Longview Debt Fund IV, LP*	Real Estate	25,694	30,572
RCG Longview, LP*	Real Estate	321	265
RCG Soundview, LLC*	Real Estate	441	2,374
RCG Urban American Real Estate Fund, L.P.*	Real Estate	1,938	1,987
RCG International Sarl*	Multi-Strategy	1,573	752
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	85,151	80,166
RCG Endeavour, LLC*	Multi-Strategy	31	43
RCG Energy, LLC *	Energy	10,322	14,239
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	12,252	12,430
Real Estate Investments	Real Estate	13,057	12,321
		$162,303	$167,147

*	These Portfolio Funds are affiliates of the Company.
RTS Global 3X Fund LP's Portfolio Fund investments
RTS Global 3X invested over half of its equity in six externally managed portfolio funds which primarily concentrated on futures and global macro strategies. RTS Global 3X's investments in the portfolio funds represented its proportionate share of the portfolio funds net assets; as a result, the portfolio funds' investments reflected below may exceed the net investment which RTS Global 3X had recorded. RTS Global 3X was consolidated as of December 31, 2012 but was liquidated on March 31, 2013. As such it holds no investments as of June 30, 2013. The following table presents the summarized investment information, which primarily consisted of receivables/(payables) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of December 31, 2012:

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

As of December 31, 2012
(dollars in thousands)
Bond futures	$489
Commodity forwards	(659)
Commodity futures	47
Currency forwards	202
Currency futures	264
Energy futures	239
Equity future	(27)
Index futures	(257)
Interest rate futures	40
$338
6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2013 and 2012:
Operating Entities

	Assets at Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$3,506	$—	$—	$3,506
Preferred stock	—	—	333	333
Common stocks	285,226	2,103	2,273	289,602
Convertible bonds	—	4,426	—	4,426
Corporate bonds	—	116,649	—	116,649
Futures	93	—	—	93
Currency forwards	—	635	—	635
Equity swaps	177	146	—	323
Options	18,348	535	—	18,883
Warrants and rights	111	—	2,136	2,247
Mutual funds	2,868	—	—	2,868
Other investments
Portfolio Funds	—	29,040	32,832	61,872
Real estate investments	—	—	2,158	2,158
Lehman claim	—	—	278	278
	$310,329	$153,534	$40,010	$503,873

	Liabilities at Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$139,911	$—	$—	$139,911
Corporate bonds	—	55	—	55
Futures	583	—	—	583
Currency forwards	—	10	—	10
Equity swaps	13	84	—	97
Options	12,729	431	—	13,160
	$153,236	$580	$—	$153,816

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$137,478	$—	$—	$137,478
Preferred stock	—	—	2,332	2,332
Common stocks	254,606	2,137	2,549	259,292
Convertible bonds	—	6,202	—	6,202
Corporate bonds	—	192,563	515	193,078
Currency forwards	—	202	—	202
Options	18,273	2,273	—	20,546
Warrants and rights	641	—	1,713	2,354
Mutual funds	2,845	—	—	2,845
Other investments
Portfolio Funds	—	30,228	25,670	55,898
Real estate investments	—	—	1,864	1,864
Lehman claim	—	—	706	706
	$413,843	$233,605	$35,349	$682,797

	Liabilities at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$168,797	$—	$—	$168,797
Corporate bonds	—	61	—	61
Futures	370	—	—	370
Currency forwards	—	603	—	603
Options	8,990	86	—	9,076
Warrants and rights	—	—	3	3
	$178,157	$750	$3	$178,910
Consolidated Funds' investments

	Assets at Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
Common stocks	$40,330	$—	$—	$40,330
Options	455	—	—	455
Other investments
Portfolio Funds	—	—	177,848	177,848
Lehman claims	—	—	15,434	15,434
	$40,785	$—	$193,282	$234,067

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$1,911	$—	$—	$1,911
Commercial paper	—	1,614	—	1,614
Other investments
Portfolio Funds	—	7,161	182,920	190,081
Lehman claims	—	—	14,124	14,124
	$1,911	$8,775	$197,044	$207,730

	Liabilities at Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$10,290	$—	$—	$10,290
Options	56	—	—	56
	$10,346	$—	$—	$10,346

The following table includes a rollforward of the amounts for the three and six months ended June 30, 2013 and 2012 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended June 30, 2013
	Balance at March 31, 2013	Transfers in	Transfers out	Purchases/(covers)	(Sales)/short buys	Realized gains (losses)	Unrealized gains (losses)	Balance at June 30, 2013
	(dollars in thousands)
Operating Entities
Preferred stock	$2,332	$—	$(2,000)	$—	$—	$—	$1	$333
Common stocks	2,278	—	—	—	(8)	—	3	2,273
Warrants and Rights	3,243	—	—	—	—	—	(1,107)	2,136
Warrants and Rights, sold not yet purchased	3	—	—	—	—	(4)	1	—
Portfolio Funds	25,559	—	—	8,981	(2,857)	(286)	1,435	32,832
Real estate	1,875	—	—	—	—	—	283	2,158
Lehman claim	660	—	—	—	(382)	—	—	278
Consolidated Funds
Portfolio Funds	178,357	—	—	—	(2,918)	98	2,311	177,848
Lehman claim	15,140	—	—	—	—	—	294	15,434

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2012
	Balance at March 31, 2012	Transfers in	Transfers out	Purchases/(covers)	(Sales)/short buys	Realized gains (losses)	Unrealized gains (losses)	Balance at June 30, 2012
	(dollars in thousands)
Operating Entities
Preferred stock	$252	$—	$—	$—	$—	$—	$(12)	$240
Common stocks	827	—	—	—	—	—	(108)	719
Warrants and Rights	3,316	—	—	25	—	—	(497)	2,844
Warrants and Rights, sold not yet purchased	—	—	—	(4)	9	—	(2)	3
Portfolio Funds	19,012	—	—	1,230	(285)	2	(83)	19,876
Real estate	2,579	—	—	—	(501)	—	1	2,079
Lehman claim	574	—	—	—	—	—	157	731
Consolidated Funds
Portfolio Funds	215,815	—	—	19	(2,138)	(1,906)	(2,283)	209,507
Lehman claim	5,346	—	—	—	—	1,192	—	6,538

	Six Months Ended June 30, 2013
	Balance at December 31, 2012	Transfers in		Transfers out		Purchases/(covers)	(Sales)/short buys	Realized gains (losses)	Unrealized gains (losses)	Balance at June 30, 2013
	(dollars in thousands)
Operating Entities
Preferred stock	$2,332	$—		$(2,000)	(e)	$—	$—	$—	$1	$333
Common stocks	2,549	—		—		—	(273)	260	(263)	2,273
Corporate Bond	515	—		—		2,735	(3,346)	(914)	1,010	—
Warrants and Rights	1,713	290	(c)	—		166	(110)	—	77	2,136
Warrants and Rights, sold not yet purchased	3	—		—		—	—	(4)	1	—
Portfolio Funds	25,670	—		—		12,571	(6,733)	(278)	1,602	32,832
Real estate	1,864	—		—		—	—	—	294	2,158
Lehman claim	706	—		—		—	(382)	—	(46)	278
Consolidated Funds
Portfolio Funds	182,920	—		—		—	(9,949)	320	4,557	177,848
Lehman claim	14,124	—		—		—	(1,449)	1,360	1,399	15,434

	Six Months Ended June 30, 2012
	Balance at December 31, 2011	Transfers in		Transfers out		Purchases/(covers)	(Sales)/short buys	Realized gains (losses)	Unrealized gains (losses)	Balance at June 30, 2012
	(dollars in thousands)
Operating Entities
Preferred stock	$250	$—		$—		$—	$—	$—	$(10)	$240
Common stocks	819	—		—		—	(6)	6	(100)	719
Warrants and Rights	1,534	—		(88)	(b)	282	(65)	56	1,125	2,844
Warrants and Rights, sold not yet purchased	—	—		(1,004)	(d)	(306)	982	(35)	366	3
Portfolio Funds	16,919	—		—		2,851	(814)	7	913	19,876
Real estate	2,353	—		—		152	(501)	—	75	2,079
Lehman claim	553	—		—		—	—	—	178	731
Consolidated Funds
Portfolio Funds	213,402	16,227	(a)	(17,151)	(a)	434	(5,026)	(1,692)	3,313	209,507
Lehman claim	7,340	—		—		—	(2,291)	1,914	(425)	6,538
(a) Change in consolidated funds.
(b) The security was listed on an exchange subsequent to a private funding.
(c) The security was acquired through an acquisition (See Note 2).

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(d) The security began trading on an exchange due to a business combination.
(e) The company completed an initial public offering.
All realized and unrealized gains (losses) in the table above are reflected in other income (loss) in the accompanying condensed consolidated statements of operations.
Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above.
The Company recognizes all transfers and the related unrealized gain (loss) at the beginning of the reporting period.
Transfers between level 1 and 2 generally relate to whether the principal market for the security becomes active or inactive. Transfers between level 2 and 3 generally relate to whether significant relevant observable inputs are available for the fair value measurements or due to change in liquidity restrictions for the investments.
During the three and six months ended June 30, 2013 and 2012, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of June 30, 2013 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2013	Valuation techniques	Unobservable Inputs	Range

Common and preferred stocks	$2,606	Discounted cash flows, market multiples, recent transactions, bid levels, and comparable transactions	Market multiples and DCF discount rate	DCF discount rates: 15%-25%, Market multiples: 9x-10x
Warrants and rights, net	2,136	Model based	Volatility	Volatility: 20% to 150%
	$4,742
Other level 3 assets and liabilities (a)	228,550
Total level 3 assets and liabilities	$233,292

(a)
Quantitative disclosures of unobservable inputs and assumptions are not required for investments for which NAV per share is used as a practical expedient to determine fair value, as their redemption features rather than observability of inputs cause them to be classified as a level 3 type asset within the fair value hierarchy. In addition, the fair value of the Consolidated Funds' investments are determined based on net asset value and therefore quantitative disclosures are not included in the table above. The quantitative disclosures also exclude financial instruments for which the determination of fair value is based on prices from prior transactions.

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of June 30, 2013 and December 31, 2012, receivable from brokers was $25.9 million and $71.3 million , respectively. Payable to brokers was $142.3 million and $188.8 million as of June 30, 2013 and December 31, 2012, respectively. The Company's receivables from and payable to brokers balances are held at multiple reputable financial institutions.
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
As a result of the Company's acquisition of Dahlman Rose & Company, LLC, during the first quarter of 2013, the Company recognized provisional goodwill in the amount of $7.7 million within the broker dealer segment (See Note 2).
No impairment charges for goodwill were recognized during the three and six months ended June 30, 2013 or 2012.
9. Redeemable Non-Controlling Interests in Consolidated Subsidiaries
Redeemable non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of June 30,	As of December 31,
	2013	2012
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$7,197	$4,106
Consolidated funds	84,365	81,597
	$91,562	$85,703

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$1,601	$301	$3,396	$594
Consolidated funds	654	(2,735)	2,354	(787)
	$2,255	$(2,434)	$5,750	$(193)

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

10. Share-Based Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock plus any approved additional shares in accordance with the Equity Plans. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. Stock appreciation rights awards ("SAR's") vest and expire after 5 years from grant date. As of June 30, 2013, there were approximately 1.8 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $27.7 million of deferred cash awards to its employees in February 2013 in addition to awards granted during 2012. These awards vest over a period of five years and accrue interest at 0.75% per year. As of June 30, 2013, the Company had unrecognized compensation expense related to these awards of $31.3 million.
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
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $4.7 million and $5.9 million for the three months ended June 30, 2013 and 2012, respectively, and $9.5 million and $10.4 million for the six months ended June 30, 2013 and 2012, respectively. The income tax effect recognized for the Equity Plans was a benefit of $3.7 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively, and $5.7 million and $4.6 million for the six months ended June 30, 2013 and 2012, respectively; however, these benefits were offset by a valuation allowance.
In relation to awards under the RCG Grants, the Company recognized expense of $1.6 million and $3.1 million for the three and six months ended June 30, 2012, respectively. The income tax effect recognized for the RCG Grants was a benefit of $0.6 million and $1.2 million for the three and six months ended June 30, 2012; however, these benefits were offset by valuation allowances.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company's stock option activity for the six months ended June 30, 2013:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2012	773,763	$12.58	1.6	$—
Options granted	—	—	—	—
Options acquired	—	—	—	—
Options expired	(114,969)	16.00	—	—
Balance outstanding at June 30, 2013	658,794	$11.99	1.3	$—
Options exercisable at June 30, 2013	558,792	$13.51	0.8	$—

(1)	Based on the Company's closing stock price of $2.89 on June 30, 2013 and $2.45 on December 31, 2012.
As of June 30, 2013, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
The following table summarizes the Company's SAR's for the six months ended June 30, 2013:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2012	—	$—	—	$—
SAR's granted	400,000	2.90	4.71	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at June 30, 2013	400,000	$2.90	4.71	$—
SAR's exercisable at June 30, 2013	—	$—	—	$—

(1)	Based on the Company's closing stock price of $2.89 on June 30, 2013.
As of June 30, 2013, the unrecognized compensation expense related to the Company's grant of SAR's was $0.3 million.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2013:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2012	10,252,023	$4.15
Granted	6,384,072	2.55
Vested	(3,830,086)	3.98
Cancelled	—	—
Forfeited	(107,334)	3.32
Balance outstanding at June 30, 2013	12,698,675	$3.41
The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of June 30, 2013, there was $31.5 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.04 years.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 257,947 restricted stock units awarded, which were immediately vested and expensed, during the three and six months ended June 30, 2013. Vested awards of 112,320 were delivered during the three and six months ended June 30, 2013. As of June 30, 2013 there were 482,522 restricted stock units outstanding.
11. Defined Benefit Plans
The amounts contained in the following table relate to the Company's defined benefit plans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—	$—	$—
Interest cost	47	53	98	106
Expected return on plan assets	(59)	(59)	(122)	(116)
Amortization of (loss) / gain	—	—	—	—
Amortization of prior service cost	5	5	10	10
Effect of settlement	(95)	(1)	(95)	(3)
Net periodic benefit cost	$(102)	$(2)	$(109)	$(3)
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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company's effective income tax rate was 7.25% and (8.74)% for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, the the unusual or infrequent item whose tax impact was recorded discretely was primarily related to the tax provisions of the Company's foreign subsidiaries.
For the six months ended June 30, 2013 and 2012, the effective tax rate differs from the statutory rate of 35% primarily due to a change in the Company's valuation allowance, stock compensation and other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2013 the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
The Company may be examined by the United States Internal Revenue Service (IRS), the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. Currently, the Company is under audit by New York State for its 2009 tax year and one of the Company's former consolidated tax groups is under examination by the IRS for its 2010 tax year. No significant adjustments are expected as a result of these audits.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but repatriates the current earnings of its foreign subsidiaries to the United States to the extent such repatriation is permissible under local regulatory rules. The undistributed earnings of the Company's foreign subsidiaries

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

totaled $1.7 million as of June 30, 2013. The tax liability that would arise if these earnings were remitted to the United States is approximately $0.2 million.
13. Commitments and Contingencies
Lease Obligations
The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $4.2 million and $3.7 million for the three months ended June 30, 2013 and 2012, respectively, and $7.9 million and $7.4 million for the six months ended June 30, 2013 and 2012, respectively.
On August 20, 2010, the Company entered into an amendment to the Company's original lease for offices located at 1221 Avenue of Americas, New York, to surrender a portion of the office space as of January 1, 2011. As of December 31, 2011, the Company vacated the remaining portion of the leased premises located at 1221 Avenue of Americas. As a result, the Company recognized a liability in the amount of $5.7 million relating to future rent payments and other monthly amounts associated with the lease through its expiration in September 2013. The liability relating to future rent payments and other monthly amounts associated with vacating the remaining portion of the Company's leased premises, located at 1221 Avenue of Americas, was $0.9 million and $2.8 million as of June 30, 2013 and December 31, 2012, respectively.
As of June 30, 2013, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2013	$1,650	$7,632	$10,175
2014	1,548	10,776	18,876
2015	1,051	2,645	16,126
2016	194	165	13,039
2017	—	—	9,938
Thereafter	—	—	43,733
	$4,443	$21,218	$111,887

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 14 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.4 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.
The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances. As of June 30, 2013, the clawback obligations were $6.2 million. (See Note 14).
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of June 30, 2013, the Company had unfunded commitments of $23.3 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $42.2 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through June 30, 2013, the Company has funded $28.7 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of June 30, 2013, the Company has fully funded this commitment. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time dependent on the performance of the fund, and, as of June 30, 2013, has funded $0.2 million towards this commitment. In January 2013, the Company committed $10.0 million to Orchard Square Partners Credit Fund LP (formerly known as Ramius Global Credit Fund LP). As of March 31, 2013, the Company has fully funded this commitment. In September 2012, the Company committed $10.0 million to Formation 8 Partners Fund I LP as a limited partner and funded $1.5 million through June 30, 2013. The remaining capital commitment is expected to be called over a five year period.
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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the second quarter of 2013. These items should be read together with the Company's discussion in Note 19 "Commitments, Contingencies and Guarantees-Litigation," in the Notes to Consolidated Financial Statements in Part IV and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

In Re NYSE Specialists Securities Litigation
At the end of June 2013, the Company paid the remaining amounts due on behalf of LaBranche & Co., Inc., LaBranche & Co., LLC and Mr. LaBranche in connection with the settlement agreement entered into between CalPERS and defendants with respect to the above-captioned matter. This payment did not have a material result on our results of operations and the matter is complete.
14. Short-Term Borrowings and Other Debt
As of June 30, 2013 and December 31, 2012, short term borrowings and other debt of the Company were as follows:

	As of June 30, 2013	As of December 31, 2012
	(dollars in thousands)
Notes payable	$1,145	$206
Capital lease obligations	3,231	3,926
	$4,376	$4,132
In January 2013, the Company borrowed $2 million to fund insurance premium payments. This notes bears interest at 2.22% and is due on December 1, 2013, with monthly payment requirements of $0.2 million. As of June 30, 2013, the outstanding balance on this note payable was $1.0 million. Interest expense for the three and six months ended June 30, 2013 was insignificant.
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of June 30, 2013, the remaining balance on these capital leases was $3.2 million. Interest expense was $0.1 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.
As of June 30, 2013, the Company has the following five irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 12, 2014
New York	$1,193	September 3, 2013
New York	$6,754	December 12, 2013
New York	$1,002	February 22, 2014
New York	$1,861	March 19, 2014
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2013 and December 31, 2012, there were no amounts due related to these letters of credit.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Annual scheduled maturities of debt and minimum lease payments for capital lease obligation and short term borrowings and other debt outstanding as of June 30, 2013, are as follows:

	Capital Lease Obligation	Short Term Borrowings
	(dollars in thousands)
2013	$771	$1,135
2014	1,402	46
2015	1,051	—
2016	194	—
2017	—	—
Thereafter	—	—
Subtotal	3,418	1,181
Less: Amount representing interest (a)	(187)	(36)
Total	$3,231	$1,145

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.
15. Treasury stock
Treasury stock of $34.8 million as of June 30, 2013, compared to $31.7 million as of December 31, 2012, resulted from $2.8 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan and $0.2 million purchased in connection with a share repurchase program. The amount authorized, for the Company to purchase the Company's Class A common shares, as of June 30, 2013 is $35.0 million.
The following represents the activity relating to the treasury stock held by the Company during the six months ended June 30, 2013:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2012	11,292,220	$31,728	$2.81
Shares purchased for minimum tax withholding under the Equity Plan	949,312	2,808	2.96
Purchase of treasury stock	89,297	236	2.64
Balance outstanding at June 30, 2013	12,330,829	$34,772	$2.82
16. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income attributable to the Company's stockholders by the weighted average number of common shares outstanding for the period. As of June 30, 2013, there were 117,861,088 shares outstanding. The Company has included 482,522 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options and SAR's were not included in the computation of diluted net income (loss) per common share for the three and six months ended June 30, 2013 and 2012, respectively, as their inclusion would have been anti-dilutive.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
Net income (loss)	3,348	(10,380)	$4,267	$(4,144)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	2,255	(2,434)	5,750	(193)
Net income (loss) less Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	1,093	(7,946)	(1,483)	(3,951)

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	117,235	114,561	115,471	114,420
Stock options	—	—	—	—
Stock appreciation rights	—	—	—	—
Restricted stock	3,666	—	—	—
Weighted average shares used in diluted computation	120,901	114,561	$115,471	$114,420
Earnings (loss) per share:
Basic	$0.01	$(0.07)	$(0.01)	$(0.03)
Diluted	$0.01	$(0.07)	$(0.01)	$(0.03)
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2013
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$25,571	$25,571	$—	$—		$25,571
Brokerage	—	33,300	33,300	—	(1,779)	(e)	31,521
Management fees	14,606	—	14,606	(286)	(4,622)	(a)	9,698
Incentive income	3,765	—	3,765	—	(1,811)	(a)	1,954
Investment Income	3,834	(271)	3,563	—	(3,563)	(c)	—
Interest and dividends	—	—	—	—	10,521	(c)	10,521
Reimbursement from affiliates	—	—	—	(196)	1,410	(b)	1,214
Other revenue	114	164	278	—	207	(c)	485
Consolidated Funds revenues	—	—	—	243	—		243
Total revenues	22,319	58,764	81,083	(239)	363		81,207
Expenses
Employee compensation and benefits	10,411	37,303	47,714	—	(207)		47,507
Interest and dividends	50	22	72	—	7,168	(c)	7,240
Non-compensation expenses—Fixed	8,471	15,312	23,783	—	(23,783)	(c)(d)	—
Non-compensation expenses—Variable	1,139	7,423	8,562	—	(8,562)	(c)(d)	—
Non-compensation expenses	—	—	—	—	31,380	(c)(d)	31,380
Reimbursement from affiliates	(1,411)	—	(1,411)	—	1,411	(b)	—
Consolidated Funds expenses	—	—	—	485	—		485
Total expenses	18,660	60,060	78,720	485	7,407		86,612
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	4,994	(c)	4,994
Consolidated Funds net gains (losses)	—	—	—	1,378	2,539		3,917
Total other income (loss)	—	—	—	1,378	7,533		8,911
Income (loss) before income taxes and non-controlling interests	3,659	(1,296)	2,363	654	489		3,506
Income taxes expense / (benefit)	—	—	—	—	158	(b)	158
Economic Income (Loss) / Net income (loss) before non-controlling interests	3,659	(1,296)	2,363	654	331		3,348
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(893)	—	(893)	(654)	(708)		(2,255)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$2,766	$(1,296)	$1,470	$—	$(377)		$1,093
(1) For the three months ended June 30, 2013, the Company has reflected $0.3 million of investment income and related compensation expense of $0.1 million within the broker-dealer segment in proportion to its capital.

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
(1) For the three months ended June 30, 2012, the Company has reflected $1.7 million of investment income and related compensation expense of $0.6 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2013
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$42,737	$42,737	$—	$—		$42,737
Brokerage	—	61,317	61,317	—	(3,196)	(e)	58,121
Management fees	28,750	—	28,750	(597)	(8,962)	(a)	19,191
Incentive income	8,892	—	8,892	—	(4,327)	(a)	4,565
Investment Income	12,138	2,298	14,436	—	(14,436)	(c)	—
Interest and dividends	—	—	—	—	19,842	(c)	19,842
Reimbursement from affiliates	—	—	—	(131)	2,830	(b)	2,699
Other revenue	226	(389)	(163)	—	1,126	(c)	963
Consolidated Funds revenues	—	—	—	330	—		330
Total revenues	50,006	105,963	155,969	(398)	(7,123)		148,448
Expenses
Employee compensation and benefits	24,324	67,911	92,235	—	(505)		91,730
Interest and dividends	131	65	196	—	13,462	(c)	13,658
Non-compensation expenses—Fixed	17,609	29,952	47,561	—	(47,561)	(c)(d)	—
Non-compensation expenses—Variable	2,145	13,768	15,913	—	(15,913)	(c)(d)	—
Non-compensation expenses	—	—	—	—	63,417	(c)(d)	63,417
Reimbursement from affiliates	(2,830)	—	(2,830)	—	2,830	(b)	—
Consolidated Funds expenses	—	—	—	919	—		919
Total expenses	41,379	111,696	153,075	919	15,730		169,724
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	16,801	(c)	16,801
Consolidated Funds net gains (losses)	—	—	—	3,671	5,405		9,076
Total other income (loss)	—	—	—	3,671	22,206		25,877
Income (loss) before income taxes and non-controlling interests	8,627	(5,733)	2,894	2,354	(647)		4,601
Income taxes expense / (benefit)	—	—	—	—	334	(b)	334
Economic Income (Loss) / Net income (loss) before non-controlling interests	8,627	(5,733)	2,894	2,354	(981)		4,267
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(2,692)	—	(2,692)	(2,354)	(704)		(5,750)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$5,935	$(5,733)	$202	$—	$(1,685)		$(1,483)
(1) For the six months ended June 30, 2013, the Company has reflected $2.6 million of investment income and related compensation expense of $0.9 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2012
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$31,884	$31,884	$—	$—		$31,884
Brokerage	—	48,581	48,581	—	—		48,581
Management fees	28,606	—	28,606	(787)	(8,170)	(a)	19,649
Incentive income	6,605	—	6,605	—	(5,334)	(a)	1,271
Investment Income	23,496	5,895	29,391	—	(29,391)	(c)	—
Interest and dividends	—	—	—	—	11,240	(c)	11,240
Reimbursement from affiliates	—	—	—	(125)	2,551	(b)	2,426
Other revenue	340	(27)	313	—	1,385	(c)	1,698
Consolidated Funds revenues	—	—	—	200	—		200
Total revenues	59,047	86,333	145,380	(712)	(27,719)		116,949
Expenses
Employee compensation and benefits	30,946	56,608	87,554	—	2,226		89,780
Interest and dividends	30	117	147	—	4,784	(c)	4,931
Non-compensation expenses—Fixed	15,529	30,203	45,732	—	(45,732)	(c)(d)	—
Non-compensation expenses—Variable	2,447	11,566	14,013	—	(14,013)	(c)(d)	—
Non-compensation expenses	—	—	—	—	58,444	(c)(d)	58,444
Reimbursement from affiliates	(2,551)	—	(2,551)	—	2,551	(b)	—
Consolidated Funds expenses	—	—	—	1,009	—		1,009
Total expenses	46,401	98,494	144,895	1,009	8,260		154,164
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	29,458	(c)	29,458
Consolidated Funds net gains (losses)	—	—	—	934	3,012		3,946
Total other income (loss)	—	—	—	934	32,470		33,404
Income (loss) before income taxes and non-controlling interests	12,646	(12,161)	485	(787)	(3,509)		(3,811)
Income taxes expense / (benefit)	—	—	—	—	333	(b)	333
Economic Income (Loss) / Net income (loss) before non-controlling interests	12,646	(12,161)	485	(787)	(3,842)		(4,144)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(600)	—	(600)	787	6		193
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$12,046	$(12,161)	$(115)	$—	$(3,836)		$(3,951)

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
For the three and six months ended June 30, 2013 and 2012, there was no one fund or other customer which represented more than 10% of the Company's total revenues. Primarily all of the revenues earned by the alternative investment segment were from related parties for the three and six months ended June 30, 2013 and 2012. There were no revenues earned from related parties by the broker dealer segment in the three and six months ended June 30, 2013 and 2012.
18. Regulatory Requirements
As registered broker‑dealers, Cowen and Company, Cowen Capital, ATM USA, Cowen Equity Finance and Cowen Securities are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the basic method permitted by the Rule, Cowen Capital is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 6.667% of aggregate indebtedness. ATM USA is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 6.667% of aggregate indebtedness. Cowen Equity Finance is required to maintain minimum net capital, as defined, equal to $250,000. Cowen Securities is required to maintain minimum net capital, as defined, equivalent to the greater of $236,000 or 6.667% of aggregate indebtedness. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2013, Cowen and Company had total net capital of approximately $38.9 million, which was approximately $37.9 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2013, Cowen Capital had total net capital of approximately $4.0 million, which was approximately $3.0 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2013, ATM USA had total net capital of approximately $1.2 million, which was approximately $1.2 million in excess of its minimum net capital requirement of $23,004. As of June 30, 2013, Cowen Equity Finance had total net capital of approximately $10.6 million which was approximately $10.3 million in excess of its minimum net capital requirement of $250,000. As of June 30, 2013, Cowen Securities had total net capital of approximately $1.1 million which was approximately $1.0 million in excess of its minimum net capital requirement of $0.1 million. During the second quarter of 2013, many of the processes performed by Cowen Securities were transferred to Cowen and Company. On June 24, 2013, Cowen Securities filed Form BDW Uniform Request for Withdrawal from Broker-Dealer Registration which has not yet been approved therefore Cowen Securities was still subject to the SEC's Uniform Net Capital Rule 15c3-1 as of June 30, 2013.
Cowen and Company, Cowen Capital and Cowen Securities are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule. Similarly, ATM USA and Cowen Equity Finance are exempt from the provisions of Rule 15c3-3 under (k)(2)(i).
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, Cowen Capital and Cowen Securities and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, Cowen Capital and Cowen Securities, if applicable.
Ramius UK Ltd. ("Ramius UK") and CIL are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FSA. As of June 30, 2013, Ramius UK's Financial Resources of $0.5 million exceeded its minimum requirement of $0.2 million by $0.3 million. As of June 30, 2013, CIL's Financial Resources of $4.0 million exceeded its minimum requirement of $2.1 million by $1.9 million.
Cowen and Company (Asia) Limited (“CCAL”) (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of June 30, 2013, CCAL's Financial Resources of $1.1 million exceeded the minimum requirement of $0.4 million by $0.7 million.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

19. Related Party Transactions
The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, HealthCare Royalty Management, LLC, and the HealthCare Royalty Partners funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of June 30, 2013 and December 31, 2012, $12.6 million and $13.6 million, respectively, included in fees receivable are earned from related parties.
The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended June 30, 2013 and 2012, the Company reimbursed the funds that it manages $0.5 million and $0.6 million, respectively, and $1.0 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively, which were recorded net in management fees and incentive income in the accompanying consolidated statements of operations. As of June 30, 2013 and December 31, 2012, related amounts still payable were $1.7 million and $1.7 million, respectively, and were reflected in fees payable in the accompanying condensed consolidated statements of financial condition.
As a result of a business combination in 2004, Ramius Alternative Solutions LLC acquired receivables of $9.6 million and assumed liabilities of a corresponding amount relating to various agreements with investors. Such amounts have been recorded in fees receivable and due to related parties, respectively, in the accompanying condensed consolidated statements of financial condition. The remaining balance yet to be paid was $0.1 million and $0.3 million as of June 30, 2013 and December 31, 2012, respectively. All amounts outstanding as of June 30, 2013, will be paid in 2013.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the condensed consolidated statements of financial condition. As of June 30, 2013 and December 31, 2012, loans to employees of $8.5 million and $5.1 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. Of these amounts $5.7 million and $2.3 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.9 million and $0.4 million, respectively, related to the amortization of forgivable loans for the three months ended June 30, 2013 and 2012, and $1.2 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively . This expense is included in employee compensation and benefits in the condensed consolidated statement of operations. For the three and six months ended June 30, 2013 and 2012 the interest income was insignificant for all loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 5), whereby the Company can loan up to $3.0 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly) with a maturity of March 30, 2014. As of June 30, 2013, $1.5 million is included in due from related parties in the accompanying condensed consolidated statement of financial condition. For the three and six months ended June 30, 2013 and 2012, interest charged for this loan was insignificant.
Included in due to related parties is approximately $0.5 million and $0.4 million as of June 30, 2013 and December 31, 2012, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
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
In conjunction with the acquisition of Cowen Securities (See Note 2) the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third party bank prior to the acquisition. The value of these loans at June 30, 2013 was $2.7 million.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of June 30, 2013 and December 31, 2012. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

21. Subsequent Events
The Company has evaluated events through August 7, 2013 which is the date the condensed consolidated financial statements were available to be issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

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
Our alternative investment business had approximately $9.0 million of assets under management as of July 1, 2013. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, funds of funds, real estate and healthcare royalty funds. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.
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
Certain Factors Impacting Our Business
Our alternative investment business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A (“UniCredit S.p.A”), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a modification agreement, to extend the time period pursuant to which the Company was required to return the bulk of its assets in our funds by the end of 2010. The Company returned a significant portion of the assets during 2010 and as of June 30, 2013, including redemptions effective on July 1, 2013, we have returned approximately $582 million to affiliates of UniCredit S.p.A with a remaining investment balance of approximately $146 million invested in our investment vehicles, including a fund of funds managed account.

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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of July 1, 2013, we had investments of approximately $117.6 million, $150.5 million and $14.3 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd),

Cowen Overseas Investment LP (“COIL”) and Ramius Optimum Investments LLC (“ROIL”), respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and ROIL are wholly owned entities managed by Ramius that the Company uses solely for the firm's invested capital.
Our broker-dealer business and results of operations are impacted by the following factors:

•
Underwriting, private placement and strategic/financial advisory fees.  Our revenues from investment banking are directly linked to the underwriting fees we earn in equity and debt securities offerings in which the Company acts as an underwriter, private placement fees earned in non-underwritten transactions, sales commissions earned in at-the-market offerings and success fees earned in connection with advising both buyers and sellers, principally in mergers and acquisitions. As a result, the future performance of our investment banking business will depend on, among other things, our ability to secure lead manager and co-manager roles in clients capital raising transactions as well as our ability to secure mandates as a client's strategic financial advisor.

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
The Company has not yet finalized with the sellers certain closing date balance sheet adjustments, resolution of which will potentially impact the purchase price, assets and liabilities recognized and the resulting goodwill. The Company does not believe the impact will be material. The preliminary purchase price allocation of Cowen Securities is based upon all information available to us at the present time, and is based upon management's preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. As of June 30, 2013, the purchase price allocation is preliminary pending the Company's final determination of the fair values of the assets and liabilities, which the Company expects will occur within twelve months following the acquisition. Upon the completion of the final purchase price allocation, any reallocation of fair values to the assets acquired and liabilities assumed in the acquisitions could have an impact on the amounts recognized on the condensed consolidated statements of financial condition.
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

•
Ramius Trading Strategies. Management fees for Ramius Trading Strategies Managed Futures Fund, a mutual fund launched in September 2011, are 1.60% per annum (subject to an overall expense cap of 1.85%). Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 1.00%. Management and platform fees are generally calculated monthly based on assets under management at the end of each month.

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

•
Placement and sales agent fees.  The Company earns agency placement fees and sales agent commissions in non-underwritten transactions such as private placements of debt and equity and debt securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. The Company records sales agent commissions on a trade date basis. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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
As of July 1, 2013, the Company had assets under management of $9.0 million, a 12.0% increase as compared to assets under management of $8.1 billion as of January 1, 2013. The $1.0 billion increase in assets under management during the first half of 2013 primarily resulted from $0.4 billion in our alternative solutions product and $0.4 billion related to our hedge fund products including the launch of the Ramius Merger Fund LLC.
The following table is a breakout of total assets under management by platform as of July 1, 2013 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b)	Alternative Solutions (c)	Ramius Trading Strategies (d)	Real Estate (a)	Healthcare Royalty Partners (e) (f)	Other (g)	Total
	(dollars in millions)
January 1, 2010	1,608	2,376	—	1,628	807	1,429	7,848
Net Subscriptions/(Redemptions)	(392)	323	78	—	234	800	1,043
Performance (h)	169	93	4			(115)	151
January 1, 2011	1,385	2,792	82	1,628	1,041	2,114	9,042
Net Subscriptions/(Redemptions)	493	56	194	—	432	125	1,300
Performance (h)	39	(98)	(14)	—	—	(4)	(77)
January 1, 2012	1,917	2,750	262	1,628	1,473	2,235	10,265
Net Subscriptions/(Redemptions)	59	(370)	(111)	(95)	—	(2,130)	(2,647)
Performance (h)	373	85	(5)	—	—	—	453
January 1, 2013	2,349	2,465	146	1,533	1,473	105	8,071
Net Subscriptions/(Redemptions)	244	607	(38)	222	—	(25)	1,010
Performance (h)	190	(228)	(2)	—	—	—	(40)
July 1, 2013	2,783	2,844	106	1,755	1,473	80	9,041

	Platform
	Hedge Funds (a) (b)	Alternative Solutions (c)	Ramius Trading Strategies (d)	Real Estate (a)	Healthcare Royalty Partners (e) (f)	Other (g)	Total
	(dollars in millions)
April 1, 2013	2,565	3,022	119	1,661	1,473	91	8,931
Net Subscriptions/(Redemptions)	163	80	(9)	94	—	(11)	317
Performance (h)	55	(258)	(4)	—	—	—	(207)
July 1, 2013	2,783	2,844	106	1,755	1,473	80	9,041

(a)
The Company owns between 30% and 55% of the general partners or managing members of the real estate business, the activist business and the long/short credit business (as of 4/1/13) (the single strategy hedge funds). We do not possess unilateral control over any of these general partners or managing members.

(b)	These amounts include the Company's invested capital of approximately $117.6 million, $118.2 million and $125.8 million as of July 1, 2013, January 1, 2013 and January 1, 2012, respectively.

(c)	These amounts include the Company's invested capital of approximately $1.5 million, $2.5 million and $5.2 million as of July 1, 2013, January 1, 2013 and January 1, 2012, respectively.

(d)
These amounts include Ramius Trading Strategies Managed Futures Fund and the Company's invested capital of approximately $2.4 million, $19.4 million and $22.3 million as of July 1, 2013, January 1, 2013 and January 1, 2012, respectively. RTS Global 3X was liquidated on March 31, 2013, therefore, the notional amount of the Company's investment in RTS Global 3X Fund LP is only included in the Company's assets under management as of January 1, 2013 and prior years.

(e)	These amounts include the Company's invested capital of approximately $14.9 million, $16.0 million and $8.6 million as of July 1, 2013, January 1, 2013 and January 1, 2012, respectively.

(f)	This amount reflects committed capital.

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
Fund Performance
The previous six months have been characterized by positive performance in stocks and bonds, accompanied by a constructive attitude toward risk assets in general. These attitudes were visibly shaken during the most recent quarter, primarily due to apprehension toward the timing and extent of the U.S. Federal Reserve's eventual reduced market presence and influence. Specifically, Chairman Bernanke appeared before the Joint Economic Committee of Congress on May 22 and raised the notion of “tapering back" its monthly mortgage bond purchase program as well as cautioning about the negative effects of very low interest rates maintained for too long of a time period.
Investors reacted negatively to the comments in both the fixed income and equity markets. The first point of attack was U.S. Treasury bonds, as yields on the ten year, which had bottomed at 1.61% on May 1, rose steadily to 2.67% on June 24 before closing the quarter at 2.49%. Corporate bonds sold off as well, from investment grade to high yield. The average price of debt in the Merrill Lynch High Yield Index lost 5.36% from its May 9 peak to quarter-end. Price declines and a change in sentiment in turn created a record monthly outflow of $9.5 billion from high yield mutual funds in June. Emerging Market debt was even harder hit, with the JP Morgan EMI Global Diversified Index off (7.77)%. Equities also reacted negatively, but the declines were compressed and the major indices rallied during the last several days of June. As one example, the S&P 500 fell 5.57% from its all-time high on May 21 to its June 24 intra-quarter low, but still finished up 1.72% for the second quarter. A diversified list of commodities remained under pressure as the Dow Jones UBS Commodity Index declined 9.46% during the quarter. Gold futures lost more than 23% during the three month period, the worst quarterly loss since the advent of modern trading of gold futures began in 1974.
Ramius hedge fund vehicles had positive results across the board, including both the long /short corporate credit and small-cap activist funds. The credit fund's relative results during the most stressful months of May and June were noteworthy, as short positions and market hedges offset the effects of an environment with rising rates and widening spreads. The activist fund did lag the Russell 2000 for the quarter, but its long terms results continue to be substantially above the Index. Short term returns can vary over time due to the idiosyncratic nature of the fund's portfolio. Consistent with past periods, the internally managed multi-strategy funds maintained their focus on capital preservation, while executing opportunistic transactions linked to certain assets in order to make distributions to investors.
The more liquid alternative mutual funds (offering hedge fund exposures, multi-manager managed futures access and a long volatility strategy) had varying but negative results. Hedge fund replication was marginally negative for the quarter and slightly lagged a representative, investable hedge fund index, which has a higher equity-related component. The managed futures fund also declined, but its cumulative results since inception are in line with its relevant benchmark index. The strategic volatility fund, which was introduced in the fourth quarter of 2012, participated in the temporary upward movement in volatility from late May into June, but then declined as equity market volatility began to recede.
In terms of longer-dated investment vehicles, the Longview real estate debt funds continued the pattern of positive performance that has held since the market lows of March 2009. The primary real estate equity fund was also marginally higher for the quarter, and has similarly recovered sharply since valuations bottomed in 2009. In another longer-term alternative asset class, our health care royalty fund continues to steadily commit capital and perform to expectations.
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
As of June 30, 2013, the Company's invested capital amounted to a net value of $405 million (supporting a long market value of $684.3 million), representing approximately 80% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of June 30, 2013. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of June 30, 2013 because they are included in various line items of the condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$235.0	46%
Merchant Banking	110.1	22%
Real Estate	59.9	12%
Total	405.0	80%
Stockholders' Equity	$506.1	100%
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

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended June 30,		Period to Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$25,571	$16,254	$9,317	57%
Brokerage	31,521	24,568	6,953	28%
Management fees	9,698	9,932	(234)	(2)%
Incentive income	1,954	580	1,374	237%
Interest and dividends	10,521	5,868	4,653	79%
Reimbursement from affiliates	1,214	1,381	(167)	(12)%
Other revenues	485	831	(346)	(42)%
Consolidated Funds revenues	243	56	187	334%
Total revenues	81,207	59,470	21,737	37%
Expenses
Employee compensation and benefits	47,507	43,097	4,410	10%
Interest and dividends	7,240	3,207	4,033	126%
General, administrative and other expenses	31,380	30,486	894	3%
Consolidated Funds expenses	485	635	(150)	(24)%
Total expenses	86,612	77,425	9,187	12%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	4,994	9,787	(4,793)	(49)%
Consolidated Funds net gains (losses)	3,917	(2,021)	5,938	(294)%
Total other income (loss)	8,911	7,766	1,145	15%
Income (loss) before income taxes	3,506	(10,189)	13,695	(134)%
Income taxes expense (benefit)	158	191	(33)	(17)%
Net income (loss)	3,348	(10,380)	13,728	(132)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	2,255	(2,434)	4,689	(193)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$1,093	$(7,946)	$9,039	(114)%
Revenues
Investment Banking
Investment banking revenues increased $9.3 million to $25.6 million for the three months ended June 30, 2013 compared with $16.3 million in the prior year quarter. During the three months ended June 30, 2013, the Company completed 16 underwriting transactions, one private capital raising transactions, three strategic advisory transactions and four debt capital market transactions. During the three months ended June 30, 2012, the Company completed 11 underwriting transactions, three private capital raising transactions, one strategic advisory transaction and two debt capital market transactions.
Brokerage
Brokerage revenues increased $6.9 million to $31.5 million for the three months ended June 30, 2013 compared with $24.6 million in the prior year quarter. This was attributable to higher commissions due to an increase in customer trading volume, which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman Rose & Company, LLC (subsequently renamed to Cowen Securites) during the first quarter of 2013 and equity finance revenues related to the acquisiton of KDC Securities (subsequently renamed to Cowen Equity Finance) in November 2012. Customer trading volumes across the industry (according to Bloomberg) decreased 8% in the three months ended June 30, 2013 compared to the same period in 2012.
Management Fees
Management fees decreased $0.2 million to $9.7 million for the three months ended June 30, 2013 compared with $9.9 million in the prior year quarter. Overall fees remained generally constant from the prior year.

Incentive Income
Incentive income increased $1.4 million to $2.0 million for the three months ended June 30, 2013, compared with $0.6 million in the prior year quarter. This increase was primarily related to an increase in performance fees from our credit fund and various other smaller funds.
Interest and Dividends
Interest and dividends increased $4.6 million to $10.5 million for the three months ended June 30, 2013 compared with $5.9 million in the prior year quarter. This was primarily attributable to a increase in the number of investments in interest bearing securities during 2013 as compared to 2012 and the activity in our stock loan business which began in the fourth quarter of 2012.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $0.2 million to $1.2 million for the three months ended June 30, 2013 compared with $1.4 million in the prior year quarter.
Other Revenues
Other revenues decreased $0.3 million to $0.5 million for the three months ended June 30, 2013 compared with $0.8 million in the prior year quarter.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.1 million to $0.2 million for the three months ended June 30, 2013 compared with $0.1 million in the prior year quarter.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $4.4 million to $47.5 million for the three months ended June 30, 2013 compared with $43.1 million in the prior year quarter. The increase is primarily attributable to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio, based on total revenues only, was 59% for the three months ended June 30, 2013, compared with 72% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 10% increase in total compensation combined with a 37% increase in total revenues. The compensation to revenue ratio, including other income (loss), was 53% for the three months ended June 30, 2013, compared with 64% for the prior year period. Average headcount increased by 7.5% for the three months ended June 30, 2013 compared to the prior year quarter.
Interest and Dividends
Interest and dividends expense increased $4.0 million to $7.2 million for the three months ended June 30, 2013 compared with $3.2 million in the prior year quarter. Interest and dividends expense relates to trading activity with respect to the Company's investments and activity in our stock loan business which began in the fourth quarter of 2012.
General, Administrative and Other Expenses
General, administrative and other expenses increased $0.9 million to $31.4 million for the three months ended June 30, 2013 compared with $30.5 million in the prior year quarter. This was primarily due to increased communications and floor brokerage and trade execution costs due to two acquisitions completed during second and fourth quarter of 2012 and one in the first quarter of 2013 which a) require additional market data services and b) generated increased trading costs and is in line with the increase in associated revenues. Marketing and business development expenses have increased due to firm wide increased marketing activity. Occupancy and depreciation and amortization costs increased due to the Dahlman Rose (renamed to Cowen Securities) acquisition completed during the first quarter of 2013. These expense increases were partially offset by a reduction in professional fees related to lower accounting, legal and recruitment fees.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.1 million to $0.5 million for the three months ended June 30, 2013 compared with $0.6 million in the prior year quarter.
Other Income (Loss)
Other income (loss) increased $1.1 million to $8.9 million for the three months ended June 30, 2013 compared with $7.8 million in the prior year quarter. The increase is primarily related to increases in the valuation of certain private investments and is only partially offset by a decrease in the Company's own invested capital driven by decreases in performance in certain investment strategies including our credit, PIPEs and equities strategies. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense was $0.2 million both for the three months ended June 30, 2013 and June 30, 2012.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $4.7 million to a income of $2.3 million for the three months ended June 30, 2013 compared with a loss of $2.4 million in the prior year quarter. The period over period change was the result of an extension of the partnership agreement relating to our credit business (subsequently renamed Orchard Square Partners) which resulted in a profit split and therefore more allocations of income to non-controlling interest holders
Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

	Condensed Consolidated Statements of Operations
	(unaudited)
	Six Months Ended June 30,		Period to Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$42,737	$31,884	$10,853	34%
Brokerage	58,121	48,581	9,540	20%
Management fees	19,191	19,649	(458)	(2)%
Incentive income	4,565	1,271	3,294	259%
Interest and dividends	19,842	11,240	8,602	77%
Reimbursement from affiliates	2,699	2,426	273	11%
Other revenues	963	1,698	(735)	(43)%
Consolidated Funds revenues	330	200	130	65%
Total revenues	148,448	116,949	31,499	27%
Expenses
Employee compensation and benefits	91,730	89,780	1,950	2%
Interest and dividends	13,658	4,931	8,727	177%
General, administrative and other expenses	63,417	58,444	4,973	9%
Consolidated Funds expenses	919	1,009	(90)	(9)%
Total expenses	169,724	154,164	15,560	10%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	16,801	29,458	(12,657)	(43)%
Consolidated Funds net gains (losses)	9,076	3,946	5,130	130%
Total other income (loss)	25,877	33,404	(7,527)	(23)%
Income (loss) before income taxes	4,601	(3,811)	8,412	(221)%
Income taxes expense (benefit)	334	333	1	—%
Net income (loss)	4,267	(4,144)	8,411	(203)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	5,750	(193)	5,943	(3,079)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(1,483)	$(3,951)	$2,468	(62)%
Revenues
Investment Banking
Investment banking revenues increased $10.8 million to $42.7 million for the six months ended June 30, 2013 compared with $31.9 million for the first six months of 2012. During the six months ended June 30, 2013, the Company completed 26 underwriting transactions, three private capital raising transactions, five strategic advisory transactions and six debt capital market transactions. During the six months ended June 30, 2012, the Company completed 27 underwriting transactions, four private capital raising transactions, two strategic advisory transactions and four debt capital market transactions.

Brokerage
Brokerage revenues increased $9.5 million to $58.1 million for the six months ended June 30, 2013 compared with $48.6 million for the first six months of 2012. This was attributable to higher commissions due to an increase in customer trading volume, which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman Rose & Company, LLC (subsequently renamed to Cowen Securities) during the first quarter of 2013, fees related to the Company's acquisition of ATM in the second quarter of 2012 and equity finance revenues related to the acquisition of KDC Securities (subsequently renamed to Cowen Equity Finance) in November 2012. Customer trading volumes across the industry (according to Bloomberg) decreased 9% in the six months ended June 30, 2013 compared to the same period in 2012.
Management Fees
Management fees decreased $0.4 million to $19.2 million for the six months ended June 30, 2013 compared with $19.6 million for the first six months of 2012. Overall fees remained generally constant from the prior year.
Incentive Income
Incentive income increased $3.3 million to $4.6 million for the six months ended June 30, 2013, compared with $1.3 million for the first six months of 2012. This increase was primarily related to an increase in performance fees from our credit fund and various other smaller funds.
Interest and Dividends
Interest and dividends increased $8.6 million to $19.8 million for the six months ended June 30, 2013 compared with $11.2 million for the first six months of 2012. This was primarily attributable to a increase in the number of investments in interest bearing securities during 2013 as compared to 2012 and the activity in our stock loan business which began in the fourth quarter of 2012.
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.3 million to $2.7 million for the six months ended June 30, 2013 compared with $2.4 million for the first six months of 2012.
Other Revenues
Other revenues decreased $0.7 million to $1.0 million for the six months ended June 30, 2013 compared with $1.7 million for the first six months of 2012.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.1 million to $0.3 million for the six months ended June 30, 2013 compared with $0.2 million for the first six months of 2012.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $1.9 million to $91.7 million for the six months ended June 30, 2013 compared with $89.8 million for the first six months of 2012. The increase is primarily attributable to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio, based on total revenues only, was 62% for the six months ended June 30, 2013, compared with 77% for the first six months of 2012. The decrease in the compensation to revenue ratio resulted from a 2% increase in total compensation combined with a 27% increase in total revenues. The compensation to revenue ratio, including other income (loss), was 53% for the six months ended June 30, 2013, compared with 60% for the first six months of 2012. Average headcount increased by 5% for the six months ended June 30, 2013 compared to the prior year period.
Interest and Dividends
Interest and dividends expense increased $8.8 million to $13.7 million for the six months ended June 30, 2013 compared with $4.9 million for the first six months of 2012. Interest and dividends expense relates to trading activity with respect to the Company's investments and activity in our stock loan business which began in the fourth quarter of 2012.

General, Administrative and Other Expenses

General, administrative and other expenses increased $5.0 million to $63.4 million for the six months ended June 30, 2013 compared with $58.4 million for the first six months of 2012. This was primarily due to increased communications and floor brokerage and trade execution costs due to two acquisitions completed during second and fourth quarter of 2012 and one in the first quarter of 2013 which a) require additional market data services and b) generated increased trading costs and is in line with the increase in associated revenues. Marketing and business development expenses have increased due to firm wide increased marketing activity. Occupancy and depreciation and amortization costs increased due to the Dahlman Rose (renamed to Cowen Securities) acquisition completed during the first quarter of 2013. These expense increases were partially offset by a reduction in professional fees related to lower accounting, legal and recruitment fees.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.1 million to $0.9 million for the six months ended June 30, 2013 compared with $1.0 million for the first six months of 2012.
Other Income (Loss)
Other income (loss) decreased $7.5 million to $25.9 million for the six months ended June 30, 2013 compared with $33.4 million for the first six months of 2012. The decrease primarily relates to a decrease in the Company's own invested capital driven by decreases in performance in certain investment strategies including our credit, PIPEs and equities strategies which was partially offset by increases in the valuation of certain private investments. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense was $0.3 million both for the six months ended June 30, 2013 and June 30, 2012.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $6.0 million to a income of $5.8 million for the six months ended June 30, 2013 compared with a loss of $0.2 million for the first six months of 2012. The period over period change was the result of an extension of the partnership agreement relating to our credit business (subsequently renamed Orchard Square Partners) which resulted in a profit split and therefore more allocations of income to non-controlling interest holders.
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
Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012
For the three months ended June 30, 2013 and 2012, the Company's alternative investment segment includes hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate and healthcare royalty funds operating results and other investment platforms operating results.
For the three months ended June 30, 2013 and 2012, the Company's broker-dealer segment includes investment banking, research and brokerage businesses' operating results.

	Economic Income (Loss)
	Three Month Ended June 30,
	2013			2012			Total Period-to-Period
	Alternative Investment		Total 2013	Alternative Investment		Total 2012
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$25,571	$25,571	$—	$16,254	$16,254	$9,317	57%
Brokerage	—	33,300	33,300	—	24,568	24,568	8,732	36%
Management fees	14,606	—	14,606	14,586	—	14,586	20	—%
Incentive income (loss)	3,765	—	3,765	2,583	—	2,583	1,182	46%
Investment income (loss)	3,834	(271)	3,563	6,694	1,592	8,286	(4,723)	(57)%
Other revenues	114	164	278	216	(287)	(71)	349	(492)%
Total economic income revenues	22,319	58,764	81,083	24,079	42,127	66,206	14,877	22%
Economic Income Expenses
Compensation and benefits	10,411	37,303	47,714	13,500	28,145	41,645	6,069	15%
Non-compensation expenses—Fixed	8,521	15,334	23,855	8,572	15,976	24,548	(693)	(3)%
Non-compensation expenses—Variable	1,139	7,423	8,562	1,138	6,000	7,138	1,424	20%
Reimbursement from affiliates	(1,411)	—	(1,411)	(1,435)	—	(1,435)	24	(2)%
Total economic income expenses	18,660	60,060	78,720	21,775	50,121	71,896	6,824	9%
Net economic income (loss) (before non-controlling interest)	3,659	(1,296)	2,363	2,304	(7,994)	(5,690)	8,053	(142)%
Non-controlling interest	(893)	—	(893)	(300)	—	(300)	(593)	198%
Economic income (loss)	$2,766	$(1,296)	$1,470	$2,004	$(7,994)	$(5,990)	$7,460	(125)%
(a) For the three months ended June 30, 2013 and 2012, the Company has reflected $0.3 million and $1.7 million of investment income, respectively, and related compensation expense of $0.1 million and $0.6 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $81.1 million for the three months ended June 30, 2013, an increase of $14.9 million compared to Economic Income (Loss) revenues of $66.2 million in the prior year quarter. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues. The increase was related to an increase in investment banking and brokerage partially offset by decreases in revenue from other lines of business,
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues was $22.3 million for the three months ended June 30, 2013, a decrease of $1.8 million compared to Economic Income (Loss) revenues of $24.1 million in the prior year quarter.
Management Fees.    Management fees for the segment remained unchanged at $14.6 million for the three months ended June 30, 2013 compared with $14.6 million in the prior year quarter.
Incentive Income (Loss).    Incentive income for the segment increased $1.2 million to $3.8 million for the three months ended June 30, 2013 compared with $2.6 million in the prior year quarter. This increase was primarily related to an increase in performance fees from our credit fund and various other smaller funds.
Investment Income (Loss).    Investment income for the segment decreased $2.9 million to $3.8 million for the three months ended June 30, 2013, compared with $6.7 million in the prior year quarter. The decrease primarily relates to a decrease in the Company's own invested capital driven by decreases in performance in certain investment strategies including our credit, PIPEs and equities strategies.
Other Revenues.    Other revenues for the segment decreased $0.1 million to $0.1 million for the three months ended June 30, 2013, compared with $0.2 million in the prior year quarter.

Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $58.8 million for the three months ended June 30, 2013, an increase of $16.7 million compared with Economic Income (Loss) revenues of $42.1 million in the prior year quarter.
Investment Banking.    Investment banking revenues increased $9.3 million to $25.6 million for the three months ended June 30, 2013 compared with $16.3 million in the prior year quarter. During the three months ended June 30, 2013, the Company completed 16 underwriting transactions, one private capital raising transactions, three strategic advisory transactions and four debt capital market transactions. During the three months ended June 30, 2012, the Company completed 11 underwriting transactions, three private capital raising transactions, one strategic advisory transaction and two debt capital market transactions.
Brokerage.    Brokerage revenues increased $8.7 million to $33.3 million for the three months ended June 30, 2013, compared with $24.6 million in the prior year quarter. This was attributable to higher commissions due to an increase in customer trading volume, which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman Rose & Company, LLC (subsequently renamed to Cowen Securites) during the first quarter of 2013 and equity finance revenues related to the acquisiton of KDC Securities (subsequently renamed to Cowen Equity Finance) in November 2012. Customer trading volumes across the industry (according to Bloomberg) decreased 8% in the three months ended June 30, 2013 compared to the same period in 2012.
Investment Income (Loss).    Investment income for the segment decreased $1.9 million to a $0.3 million loss for the three months ended June 30, 2013, compared with $1.6 million income in the prior year quarter. The decrease is a result of an decrease in overall investment income available for allocation offset.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $6.1 million to $47.7 million for the three months ended June 30, 2013, compared with $41.6 million in the prior year quarter. The increase is primarily attributable to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio was 59% for the three months ended June 30, 2013, compared to 63% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 15% increase in total compensation and a 22% increase in revenues compared to the prior year period. Average headcount increased by 7.5% for the three months ended June 30, 2013 compared to the prior year quarter.
Compensation and benefits expenses for the alternative investment segment decreased $3.1 million to $10.4 million for the three months ended June 30, 2013 compared with $13.5 million in the prior year quarter. Subsequent to the long term partnership that we entered into with the portfolio managers managing Ramius's long/short global credit fund, effective January 1, 2013, a portion of compensation is classified in redeemable non-controlling interest. The decrease is also due to $2.0 million lower revenues during the second quarter of 2013 as compared to 2012 and thus resulting in a lower compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 47% for the three months ended June 30, 2013, compared to 56% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $9.2 million to $37.3 million for the three months ended June 30, 2013 compared with $28.1 million in the prior year quarter. The increase is primarily attributable to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio was 63% for three months ended June 30, 2013 compared with 67% for 2012.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses decreased $0.7 million to $23.9 million for the three months ended June 30, 2013 compared with $24.5 million in the prior year quarter. This was primarily due to a reduction in professional fees related to lower accounting, legal and recruitment fees which were only partially offset by increased occupancy and depreciation and amortization costs due to the Dahlman Rose (renamed to Cowen Securities) acquisition completed during the first quarter of 2013.
Fixed non-compensation expenses for the alternative investment segment decreased $0.1 million to $8.5 million for the three months ended June 30, 2013 compared with $8.6 million in the prior year quarter. Fixed non-compensation expenses for the broker-dealer segment decreased $0.7 million to $15.3 million for the three months ended June 30, 2013 compared with $16.0 million in the prior year quarter.

The following table shows the components of the non-compensation expenses—fixed, for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$73	$59	$14	24%
Professional, advisory and other fees	2,341	3,119	(778)	(25)%
Occupancy and equipment	6,238	5,220	1,018	20%
Depreciation and amortization	2,601	2,361	240	10%
Service fees	2,678	3,154	(476)	(15)%
Other	9,924	10,635	(711)	(7)%
Total	$23,855	$24,548	$(693)	(3)%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $1.5 million to $8.6 million for the three months ended June 30, 2013 compared with $7.1 million in the prior year quarter. The increase in floor brokerage and trade execution relate to two acquisitions completed during second and fourth quarter of 2012 and one in the first quarter of 2013 which generated increased trading costs and is in line with the increase in associated revenues. Marketing and business development expenses have increased due to firm wide increased marketing activity.
The following table shows the components of the non-compensation expenses—variable, for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$3,649	$2,906	$743	26%
Expenses related to Luxembourg reinsurance companies	516	735	(219)	(30)%
Marketing and business development	4,397	3,497	900	26%
Total	$8,562	$7,138	$1,424	20%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, remained unchanged at $1.4 million for the three months ended June 30, 2013 compared with the prior year quarter.
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

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

	Economic Income (Loss)
	Six Months Ended June 30,
	2013			2012			Total Period-to-Period
	Alternative Investment		Total 2013	Alternative Investment		Total 2012
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$42,737	$42,737	$—	$31,884	$31,884	$10,853	34%
Brokerage	—	61,317	61,317	—	48,581	48,581	12,736	26%
Management fees	28,750	—	28,750	28,606	—	28,606	144	1%
Incentive income (loss)	8,892	—	8,892	6,605	—	6,605	2,287	35%
Investment income (loss)	12,138	2,298	14,436	23,496	5,895	29,391	(14,955)	(51)%
Other revenues	226	(389)	(163)	340	(27)	313	(476)	(152)%
Total economic income revenues	50,006	105,963	155,969	59,047	86,333	145,380	10,589	7%
Economic Income Expenses
Compensation and benefits	24,324	67,911	92,235	30,946	56,608	87,554	4,681	5%
Non-compensation expenses—Fixed	17,740	30,017	47,757	15,559	30,320	45,879	1,878	4%
Non-compensation expenses—Variable	2,145	13,768	15,913	2,447	11,566	14,013	1,900	14%
Reimbursement from affiliates	(2,830)	—	(2,830)	(2,551)	—	(2,551)	(279)	11%
Total economic income expenses	41,379	111,696	153,075	46,401	98,494	144,895	8,180	6%
Net economic income (loss) (before non-controlling interest)	8,627	(5,733)	2,894	12,646	(12,161)	485	2,409	497%
Non-controlling interest	(2,692)	—	(2,692)	(600)	—	(600)	(2,092)	349%
Economic income (loss)	$5,935	$(5,733)	$202	$12,046	$(12,161)	$(115)	$317	(276)%
(a) For the six months ended June 30, 2013 and 2012, the Company has reflected $2.6 million and $5.9 million of investment income, respectively, and related compensation expense of $0.9 million and $1.9 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $156.0 million for the six months ended June 30, 2013, an increase of $10.6 million compared to Economic Income (Loss) revenues of $145.4 million for the first six months of 2012. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues. The increase was related to an increase in investment banking and brokerage partially offset by decreases in revenue from other lines of business.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues was $50.0 million for the six months ended June 30, 2013, a decrease of $9.0 million compared to Economic Income (Loss) revenues of $59.0 million for the first six months of 2012.
Management Fees.    Management fees for the segment increased $0.2 million to $28.8 million for the six months ended June 30, 2013 compared with $28.6 million for the first six months of 2012. Overall fees remained generally constant from the prior year.
Incentive Income (Loss).    Incentive income for the segment increased $2.3 million to $8.9 million for the six months ended June 30, 2013 compared with $6.6 million for the first six months of 2012. This increase was primarily related to an increase in performance fees from our credit fund and various other smaller funds.
Investment Income (Loss).    Investment income for the segment decreased $11.4 million to $12.1 million for the six months ended June 30, 2013, compared with $23.5 million for the first six months of 2012. The decrease primarily relates to a decrease in the Company's own invested capital driven by decreases in performance in certain investment strategies including our credit, PIPEs and equities strategies.

Other Revenues.    Other revenues for the segment remained fairly flat at $0.2 million of income for the six months ended June 30, 2013, compared with $0.3 million of income for the first six months of 2012.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $106.0 million for the six months ended June 30, 2013, an increase of $19.7 million compared with Economic Income (Loss) revenues of $86.3 million for the first six months of 2012.
Investment Banking.    Investment banking revenues increased $10.8 million to $42.7 million for the six months ended June 30, 2013 compared with $31.9 million for the first six months of 2012. During the six months ended June 30, 2013, the Company completed 26 underwriting transactions, three private capital raising transactions, five strategic advisory transactions and six debt capital market transactions. During the six months ended March 31, 2012, the Company completed 27 underwriting transactions, four private capital raising transactions, two strategic advisory transactions and four debt capital market transactions.
Brokerage.    Brokerage revenues increased $12.7 million to $61.3 million for the six months ended June 30, 2013, compared with $48.6 million for the first six months of 2012. This was attributable to higher commissions due to an increase in customer trading volume, which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman Rose & Company, LLC (subsequently renamed to Cowen Securities) during the first quarter of 2013, fees related to the Company's acquisition of ATM in the second quarter of 2012 and equity finance revenues related to the acquisition of KDC Securities (subsequently renamed to Cowen Equity Finance) in November 2012. Customer trading volumes across the industry (according to Bloomberg) decreased 9% in the six months ended June 30, 2013 compared to the same period in 2012.
Investment Income (Loss).    Investment income for the segment decreased $3.6 million to $2.3 million for the six months ended June 30, 2013, compared with $5.9 million for the first six months of 2012. The decrease is a result of an decrease in overall investment income available for allocation.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $4.6 million to $92.2 million for the six months ended June 30, 2013, compared with $87.6 million for the first six months of 2012. The increase is primarily attributable to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio was 59% for the six months ended June 30, 2013, compared to 60% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 5% increase in total compensation combined with a 7% increase in revenues compared to the prior year period. Average headcount increased by 5% for the six months ended June 30, 2013 compared to the prior year period.
Compensation and benefits expenses for the alternative investment segment decreased $6.6 million to $24.3 million for the six months ended June 30, 2013 compared with $30.9 million for the first six months of 2012. Subsequent to the long term partnership that we entered into with the portfolio managers managing Ramius's long/short global credit fund, effective January 1, 2013, a portion of compensation is classified in redeemable non-controlling interest. The decrease is also due to $9.0 million lower revenues during the first half of 2013 as compared to 2012 and thus resulting in a lower compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 49% for the six months ended June 30, 2013, compared to 52% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $11.3 million to $67.9 million for the six months ended June 30, 2013 compared with $56.6 million for the first six months of 2012. The increase is primarily attributable to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013.. The compensation to revenue ratio was 64% for six months ended June 30, 2013 compared with 66% for 2012.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $1.9 million to $47.8 million for the six months ended June 30, 2013 compared with $45.9 million for the first six months of 2012. This was primarily due to increased occupancy and depreciation and amortization costs due to the Dahlman Rose (renamed to Cowen Securities) acquisition completed during the first quarter of 2013. These expense increases were partially offset by a reduction in professional fees related to lower accounting, legal and recruitment fees.
Fixed non-compensation expenses for the alternative investment segment increased $2.1 million to $17.7 million for the six months ended June 30, 2013 compared with $15.6 million for the first six months of 2012. Fixed non-compensation expenses for the broker-dealer segment decreased $0.3 million to $30.0 million for the six months ended June 30, 2013 compared with $30.3 million for the first six months of 2012.

The following table shows the components of the non-compensation expenses—fixed, for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$196	$147	$49	33%
Professional, advisory and other fees	5,413	6,410	(997)	(16)%
Occupancy and equipment	11,593	9,753	1,840	19%
Depreciation and amortization	5,142	4,515	627	14%
Service fees	5,224	5,378	(154)	(3)%
Other	20,189	19,676	513	3%
Total	$47,757	$45,879	$1,878	4%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $1.9 million to $15.9 million for the six months ended June 30, 2013 compared with $14.0 million for the first six months of 2012. The increase in floor brokerage and trade execution relate to two acquisitions completed during second and fourth quarter of 2012 and one in the first quarter of 2013 which generated increased trading costs and is in line with the increase in associated revenues. Marketing and business development expenses have increased due to firm wide increased marketing activity.
The following table shows the components of the non-compensation expenses—variable, for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$6,623	$5,578	$1,045	19%
Expenses related to Luxembourg reinsurance companies	1,032	1,345	(313)	(23)%
Marketing and business development	8,258	7,090	1,168	16%
Total	$15,913	$14,013	$1,900	14%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, increased $0.2 million to $2.8 million for the six months ended June 30, 2013 compared with $2.6 million for the first six months of 2012.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2013, we had cash and cash equivalents of $36.9 million, which includes $12.0 million held in foreign subsidiaries, and net liquid investment assets of $260.5 million.

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
As of June 30, 2013, the Company had unfunded commitments of $23.3 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $42.2 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through June 30, 2013, the Company has funded $28.7 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of June 30, 2013, the Company has fully funded this commitment. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time dependent on the performance of the fund, and, as of June 30, 2013, has funded $0.2 million towards this commitment. In January 2013, the Company committed $10 million to Orchard Square Partners Credit Fund LP (formerly known as Ramius Global Credit Fund LP). As of March 31, 2013, the Company has fully funded this commitment. In September 2012, the Company committed $10.0 million to Formation 8 Partners Fund I LP as a limited partner and funded $1.5 million through June 30, 2013. The remaining capital commitment is expected to be called over a five year period.
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
As registered broker‑dealers, Cowen and Company, Cowen Capital, ATM USA, Cowen Equity Finance and Cowen Securities are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the basic method permitted by the Rule, Cowen Capital is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 6.667% of aggregate indebtedness. ATM USA is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 6.667% of aggregate indebtedness. Cowen Equity Finance is required to maintain minimum net capital, as defined, equal to $250,000. Cowen Securities is required to maintain minimum net capital, as defined, equivalent to the greater of $236,000 or 6.667% of aggregate indebtedness. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2013, Cowen and Company had total net capital of approximately $38.9 million, which was approximately $37.9 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2013, Cowen Capital had total net capital of approximately $4.0 million, which was approximately $3.0 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2013, ATM USA had total net capital of approximately $1.2 million, which was approximately $1.2 million in excess of its minimum net capital requirement of $23,004. As of June 30, 2013, Cowen Equity Finance had total net capital of approximately $10.6 million which was approximately $10.3 million in excess of its minimum net capital requirement of $250,000. As of June 30, 2013, Cowen Securities had total net capital of approximately $1.1 million which was approximately $1.0 million in excess of its minimum net capital requirement of $0.1 million. During the second quarter of 2013, many of the processes performed by Cowen Securities were transferred to Cowen and Company. On June 24, 2013, Cowen Securities filed Form BDW Uniform Request for Withdrawal from Broker-Dealer Registration which has not yet been approved therefore Cowen Securities was still subject to the SEC's Uniform Net Capital Rule 15c3-1 as of June 30, 2013.
Cowen and Company, Cowen Capital and Cowen Securities are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule. Similarly, ATM USA and Cowen Equity Finance are exempt from the provisions of Rule 15c3-3 under (k)(2)(i).
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, Cowen Capital and Cowen Securities and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company, Cowen Capital and Cowen Securities, if applicable.
Ramius UK Ltd. (“Ramius UK”) and Cowen International Limited (“CIL”) are subject to the capital requirements of the Financial Services Authority (“FSA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FSA. As of June 30, 2013, Ramius UK's Financial Resources of $0.5 million exceeded its minimum requirement of $0.2 million by $0.3 million. As of June 30, 2013, CIL's Financial Resources of $4.0 million exceeded its minimum requirement of $2.1 million by $1.9 million.
Cowen and Company (Asia) Limited (“CCAL”) (formerly known as Cowen Latitude Advisors Limited) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of June 30, 2013, CCAL's Financial Resources of $1.1 million exceeded the minimum requirement of $0.4 million by $0.7 million.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of June 30, 2013, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of June 30, 2013 and multiple counterparties as of December 31, 2012.
There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of June 30, 2013 and December 31, 2012:

As of June 30, 2013
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Royal Bank of Canada bearing interest of 1.75% due on June 2015 to January 2016	$6,311
$6,311

As of December 31, 2012
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.2% due on January 31, 2013 to June 25, 2013	29,039
Agreements with Barclays Capital Inc bearing interest of (0.05%) - 0.23% due on January 1, 2013	136,906
$165,945
For all of the Company's holdings of Repurchase Agreements as of June 30, 2013, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements continue on a day-to-day basis.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $105.1 million for the six months ended June 30, 2013 was predominately related to a) proceeds from sales of securities owned and securities sold which were owned by the Company only partially offset by purchases of securities owned and payments to cover securities sold and b) cash received related to an decrease in cash held at other brokers offset partially by cash used to pay for year end bonuses and a decrease in payable to brokers. Net cash provided by operating activities of $23.9 million for the six months ended June 30, 2012 was predominately related to cash received from a decrease in cash held at other brokers partially offset by cash used to pay for year end bonuses.
Investing Activities.    Net cash provided by investing activities of $10.6 million for the six months ended June 30, 2013 was primarily related to the proceeds from sales of other investments offset partially by contingent liability payments related to an acquisition completed in 2012. Net cash used in investing activities of $65.9 million for the six months ended June 30, 2012 was primarily related to increase repurchase agreement activity and cash used for an acquisition.
Financing Activities.    Net cash used in financing activities for the six months ended June 30, 2013 of $162.4 million was primarily related to repurchase agreement activity. Net cash used in financing activities for the six months ended June 30, 2012 was $6.8 million primarily related to the purchase of treasury stock and payment by the consolidated funds to investors for capital withdrawals.
Short-Term Borrowings and other debt
In January 2013, the Company borrowed $2 million to fund insurance premium payments. This notes bears interest at 2.22% and is due on December 1, 2013, with monthly payment requirements of $0.2 million. As of June 30, 2013, the outstanding balance on this note payable was $1.0 million. Interest expense for the three and six months ended June 30, 2013 was insignificant.
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of June 30, 2013, the remaining balance on these capital leases was $3.2 million. Interest expense was $0.1 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.
As of June 30, 2013, the Company has the following five irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 12, 2014
New York	$1,193	September 3, 2013
New York	$6,754	December 12, 2013
New York	$1,002	February 22, 2014
New York	$1,861	March 19, 2014
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2013 and December 31, 2012, there were no amounts due related to these letters of credit.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of June 30, 2013. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
Cowen and Company, Cowen Capital LLC, Cowen Equity Finance, L.P., Cowen Structured Holdings LLC and Cowen Securities are members of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
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
In conjunction with the acquisition of Cowen Securities the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third party bank prior to the acquisition. The value of these loans at June 30, 2013 was $2.7 million.
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

•
Ramius Trading Strategies. Management fees for Ramius Trading Strategies Managed Futures Fund, a mutual fund launched in September 2011, are 1.60% per annum (subject to an overall expense cap of 1.85%). Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 1.00%. Management and platform fees are generally calculated monthly based on assets under management at the end of each month.

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

•
Placement and sales agent fees.  The Company earns agency placement fees and sales agent commissions in non-underwritten transactions such as private placements of debt and equity and debt securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. The Company records sales agent commissions on a trade date basis. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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
Legal Reserves

The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. The condensed consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 13 "Commitments and Contingencies" in our condensed condensed consolidated financial statements for the quarter ended June 30, 2013 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3h. "New accounting pronouncements" in our condensed condensed consolidated financial statements for the quarter ended June 30,, 2013 and "Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on March 7, 2013.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and six months ended June 30, 2013, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2013.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the second quarter of 2013. These items should be read together with the Company's discussion in Note 19 "Commitments, Contingencies and Guarantees-Litigation," in the Notes to Consolidated Financial Statements in Part IV and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
In Re NYSE Specialists Securities Litigation
At the end of June 2013, the Company paid the remaining amounts due on behalf of LaBranche & Co., Inc., LaBranche & Co., LLC and Mr. LaBranche in connection with the settlement agreement entered into between CalPERS and defendants with respect to the above-captioned matter. This payment did not have a material result on our results of operations and the matter is complete.
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
Item 2.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $35.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended June 30, 2013, the Company did not repurchase any shares through the share repurchase program. Though, the Company has transacted shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (April 1, 2013 – April 30, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total

Month 2 (May 1, 2013 – May 31, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	403,865	$2.80	—	—
Total	403,865	$2.80

Month 3 (June 1, 2013 – June 30, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	479,449	$3.13	—	—
Total	479,449	$3.13

Total (April 1, 2013 – June 30, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	883,314	$2.98	—	—
Total	883,314	2.98

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $35.0 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer and President (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	August 7, 2013	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
10.1	Employment Agreement between Cowen Group, Inc. and John Holmes dated August 2, 2012 (filed herewith).*
10.2	Employment Agreement between Cowen Group, Inc. and Michael Singer dated December 5, 2012 (filed herewith).*
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT **

*	Signifies management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, this information shall not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

E- 1