Form 10-Q/A
period 2013-06-30
COWEN GROUP, INC.
filed 2013-08-08
CIK 1466538

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

Explanatory Note

The sole purpose of this amendment to Cowen Group, Inc.'s quarterly report on Form 10-Q for the period ended June 30, 2013, filed with the Securities Exchange Commission on August 7, 2013 (the “Form 10-Q”), is to replace the reference to "March 31, 2013" in the previously filed Exhibit 32 "Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002" with a reference to the correct date of "June 30, 2013".
No other changes have been made to the Form 10-Q.
ITEM 6. EXHIBITS
(a) Exhibits
See the Exhibit Index following the signature page to this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer and President (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	August 8, 2013	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index
(To Form 10-Q/A)

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).