Form 10-Q
period 2013-09-30
COWEN GROUP, INC.
filed 2013-11-07
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
As of November 6, 2013 there were 117,849,034 shares of the registrant's common stock outstanding.

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
Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2013 and 2012. The Consolidated Financial Statements as of December 31, 2012 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of September 30,	As of December 31,
	2013	2012
Assets
Cash and cash equivalents	$39,217	$83,538
Cash collateral pledged	10,899	9,160
Securities owned, at fair value	380,599	624,127
Securities borrowed	902,572	408,096
Other investments	98,162	84,930
Receivable from brokers	67,966	71,306
Fees receivable, net of allowance	39,174	34,707
Due from related parties	26,658	21,022
Fixed assets, net of accumulated depreciation and amortization of $34,556 and $30,003, respectively	28,580	32,202
Goodwill	36,207	28,545
Intangible assets, net of accumulated amortization of $25,784 and $22,945, respectively	12,920	12,984
Other assets	29,158	16,278
Consolidated Funds
Cash and cash equivalents	1,488	3,559
Securities owned, at fair value	—	3,525
Other investments, at fair value	200,210	204,205
Other assets	458	292
Total Assets	$1,874,268	$1,638,476
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$131,129	$177,937
Securities sold under agreement to repurchase	6,311	165,945
Securities loaned	894,790	410,441
Payable to brokers	149,276	188,788
Compensation payable	30,061	45,752
Short-term borrowings and other debt	3,369	4,132
Fees payable	8,210	5,277
Due to related parties	466	662
Accounts payable, accrued expenses and other liabilities	49,017	55,425
Consolidated Funds
Capital withdrawals payable	—	2,891
Accounts payable, accrued expenses and other liabilities	154	414
Total Liabilities	1,272,783	1,057,664
Commitments and Contingencies (Note 13)
Redeemable non-controlling interests	90,179	85,703
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 130,567,432 shares issued and 117,411,528 outstanding as of September 30, 2013 and 123,740,112 shares issued and 112,447,892 outstanding as of December 31, 2012, respectively (including 482,522 and 336,895 restricted shares, respectively)	1,160	1,135
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	733,286	713,211
(Accumulated deficit) retained earnings	(185,762)	(187,865)
Accumulated other comprehensive income (loss)	139	356
Less: Class A common stock held in treasury, at cost, 13,131,160 and 11,292,220 shares as of September 30, 2013 and December 31, 2012, respectively.	(37,517)	(31,728)
Total Stockholders' Equity	511,306	495,109
Total Liabilities and Stockholders' Equity	$1,874,268	$1,638,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Investment banking	$27,694	$18,666	$70,431	$50,550
Brokerage	28,462	22,701	86,583	71,282
Management fees	9,327	8,866	28,518	28,515
Incentive income	2,521	1,416	7,086	2,687
Interest and dividends	10,969	3,605	30,905	14,845
Reimbursement from affiliates	1,386	1,370	4,085	3,796
Other revenues	556	701	1,519	2,398
Consolidated Funds
Interest and dividends	255	24	414	115
Other revenues	190	249	267	359
Total revenues	81,360	57,598	229,808	174,547
Expenses
Employee compensation and benefits	53,614	47,322	145,344	137,102
Floor brokerage and trade execution	4,033	3,058	13,479	10,992
Interest and dividends	6,133	2,056	20,287	7,107
Professional, advisory and other fees	4,022	3,534	10,878	11,158
Service fees	2,351	2,807	7,615	8,198
Communications	4,670	4,522	13,423	11,775
Occupancy and equipment	6,752	5,808	19,019	16,594
Depreciation and amortization	2,624	2,427	7,786	6,945
Client services and business development	3,493	3,510	12,251	11,089
Other expenses	3,595	3,680	10,142	10,919
Consolidated Funds
Interest and dividends	96	2	157	22
Professional, advisory and other fees	230	263	717	1,112
Floor brokerage and trade execution	91	—	196	—
Other expenses	33	65	167	205
Total expenses	91,737	79,054	261,461	233,218
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	15,469	12,510	32,873	41,969
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	3,096	(2,730)	11,274	817
Net realized and unrealized gains (losses) on derivatives	(32)	212	430	626
Net gains (losses) on foreign currency transactions	168	9	1	(6)
Total other income (loss)	18,701	10,001	44,578	43,406
Income (loss) before income taxes	8,324	(11,455)	12,925	(15,265)
Income tax expense (benefit)	(46)	163	288	496
Net income (loss)	8,370	(11,618)	12,637	(15,761)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	4,759	(1,033)	10,509	(1,225)
Net income (loss) attributable to Cowen Group, Inc. stockholders	$3,611	$(10,585)	$2,128	$(14,536)
Weighted average common shares outstanding:
Basic	118,359	114,989	116,012	114,587
Diluted	122,708	114,989	119,891	114,587
Earnings (loss) per share:
Basic	$0.03	$(0.09)	$0.02	$(0.13)
Diluted	$0.03	$(0.09)	$0.02	$(0.13)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012

Net income (loss)			$12,637			$(15,761)
Other comprehensive income (loss), net of tax:
Foreign currency translation		(10)			126
Defined benefit pension plans:
Net gain/(loss) arising during the period	(223)			235
Add: amortization of prior service cost included in net periodic pension cost	16	(207)		15	250
Total other comprehensive income, net of tax			(217)			376
Comprehensive income (loss)			$12,420			$(15,385)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2012	112,447,892	$1,135	$(31,728)	$713,211	$356	$(187,865)	$495,109	$85,703
Net income (loss)	—	—	—	—	—	2,128	2,128	10,509
Defined benefit plans	—	—	—	—	(207)	—	(207)	—
Foreign currency translation	—	—	—	—	(10)	—	(10)	—
Capital contributions	—	—	—	—	—	—	—	11,656
Capital withdrawals	—	—	—	—	—	—	—	(17,689)
Restricted stock awards issued	4,288,108	—	—	—	—	—	—	—
Common stock issued upon acquisition (See Note 2)	2,514,468	25	—	6,272	—	—	6,297	—
Purchase of treasury stock, at cost	(1,863,684)	—	(5,879)	—	—	—	(5,879)	—
Treasury stock re-issuance	24,744	—	90	—	—	(25)	65	—
Amortization of share based compensation	—	—	—	13,803	—	—	13,803	—
Balance, September 30, 2013	117,411,528	$1,160	$(37,517)	$733,286	$139	$(185,762)	$511,306	$90,179

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2011	114,047,637	$1,135	$(16,902)	$688,427	$(215)	$(163,980)	$508,465	$104,587
Net income (loss)	—	—	—	—	—	(14,536)	(14,536)	(1,225)
Defined benefit plans	—	—	—	—	250	—	250	—
Foreign currency translation	—	—	—	—	126	—	126	—
Deconsolidation of funds	—	—	—	—	—		—	(17,104)
Consolidation of funds	—	—	—	—	—	—	—	18,521
Capital withdrawals	—	—	—	—	—	—	—	(17,268)
Capital contributions	—	—	—	—	—	—	—	500
Restricted stock awards issued	4,189,400	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(4,274,148)	—	(10,904)	—	—	—	(10,904)	—
Amortization of share based compensation	—	—	—	20,578	—	—	20,578	—
Balance, September 30, 2012	113,962,889	$1,135	$(27,806)	$709,005	$161	$(178,516)	$503,979	$88,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$12,637	$(15,761)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	7,786	6,945
Share-based compensation	13,803	20,578
Deferred rent obligations	(2,195)	(1,316)
Net loss on disposal of fixed assets	350	—
Purchases of securities owned, at fair value	(6,000,365)	(4,776,378)
Proceeds from sales of securities owned, at fair value	6,224,311	4,818,865
Proceeds from sales of securities sold, not yet purchased, at fair value	2,442,760	3,487,601
Payments to cover securities sold, not yet purchased, at fair value	(2,472,108)	(3,582,578)
Net (gains) losses on securities, derivatives and other investments	(30,003)	(33,576)
Consolidated Funds
Purchases of securities owned, at fair value	(298,220)	(249,731)
Proceeds from sales of securities owned, at fair value	287,412	252,966
Proceeds from sales of securities sold, not yet purchased, at fair value	42,701	—
Payments to cover securities sold, not yet purchased, at fair value	(42,387)	—
Purchases of other investments	(973)	(8,273)
Proceeds from sales of other investments	39,195	33,795
Net realized and unrealized (gains) losses on investments and other transactions	(12,729)	(2,718)
(Increase) decrease in operating assets:
Cash acquired upon transaction	10,747	—
Cash collateral pledged	143	516
Securities owned, at fair value, held at broker dealer	13,144	56,796
Securities borrowed	(494,476)	—
Receivable from brokers	4,628	(41,779)
Fees receivable, net of allowance	(4,237)	934
Due from related parties	(5,636)	188
Other assets	(11,207)	4,158
Consolidated Funds
Cash and cash equivalents	2,071	(659)
Other assets	(362)	1,290
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(8,480)	(13,086)
Securities loaned	484,349	—
Payable to brokers	(39,512)	(10,110)
Compensation payable	(34,020)	(46,323)
Fees payable	2,933	(587)
Due to related parties	(196)	(1,268)
Accounts payable, accrued expenses and other liabilities	(10,392)	(4,487)
Consolidated Funds
Payable to brokers	1,030	—
Due to related parties	—	25
Accounts payable, accrued expenses and other liabilities	(249)	777
Net cash provided by / (used in) operating activities	$122,253	$(103,196)

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30,
(continued)	2013	2012
Cash flows from investing activities:
Securities purchased under agreement to resell	$—	$166,260
Purchases of other investments	(19,406)	(4,291)
Proceeds from sales of other investments	25,668	9,036
Purchase of business, net of cash acquired (Note 2)	—	(10,063)
Cash paid to acquire net assets (contingent payable)	(73)	—
Purchase of fixed assets	(784)	(1,695)
Net cash provided by / (used in) investing activities	5,405	159,247
Cash flows from financing activities:
Securities sold under agreement to repurchase	(159,634)	(104,944)
Borrowings on short-term borrowings and other debt	2,044	—
Repayments on short-term borrowings and other debt	(2,807)	(1,134)
Purchase of treasury stock	(2,658)	(8,252)
Capital contributions by non-controlling interests in operating entities	501	—
Capital withdrawals to non-controlling interests in operating entities	(2,282)	(2,717)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	11,155	—
Capital withdrawals to non-controlling interests in Consolidated Funds	(18,298)	(12,103)
Net cash provided by / (used in) financing activities	(171,979)	(129,150)
Change in cash and cash equivalents	(44,321)	(73,099)
Cash and cash equivalents at beginning of period	83,538	128,875
Cash and cash equivalents at end of period	$39,217	$55,776

Supplemental non-cash information
Non compete agreements and covenants with limiting conditions acquired (see Note 2)	$460	$—
Common stock issuance upon close of acquisition (see Note 2)	$6,297	$—
Purchase of treasury stock, at cost, through net settlement (see Note 15)	$3,156	$2,652
Re-issuance of treasury stock for services provided	$65	$—
Net assets transferred to Merger Master (see Note 5)	$22,152	$—
Net assets of consolidated entities	$—	$18,521
Net assets of deconsolidated entities	$—	$17,104
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
2. Acquisitions
On March 11, 2013, the Company completed its acquisition of Dahlman Rose & Company, LLC, a privately-held investment bank specializing in the energy, metals and mining, transportation, chemicals and agriculture sectors. This acquisition was an all-stock transaction. In the aggregate, the purchase price, assets acquired and liabilities assumed were not significant and the near term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant. Dahlman Rose & Company, LLC was subsequently renamed to Cowen Securities LLC ("Cowen Securities"). Post acquisition, Cowen Securities is included in the broker-dealer segment (See Note 17).
The Company is in discussions with the sellers regarding certain closing date balance sheet adjustments, resolution of which will potentially impact the purchase price, assets and liabilities recognized and the resulting goodwill. The Company does not believe the impact of these adjustments will be material. The preliminary purchase price allocation of Cowen Securities is based upon all information available to us at the present time, and is based upon management's preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. As of September 30, 2013, the purchase price allocation is preliminary pending the final resolution of the closing date balance sheet adjustments, which the Company expects will occur within twelve months following the acquisition. Upon the completion of the final purchase price allocation, any reallocation of fair values to the assets acquired and liabilities assumed in the acquisitions could have an impact on the amounts recognized on the condensed consolidated statements of financial condition.
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
As of September 30, 2013 and December 31, 2012, the Company consolidates the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and (effective May 1, 2013) Ramius Merger Fund LLC (the "Merger Fund") (collectively the "Consolidated Funds"). RTS Global 3X was consolidated as of December 31, 2012 but was liquidated on March 31, 2013.
The Company also consolidates three investment companies; RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy, Ramius Co-Investment I LLC (formerly known as Cowen Bluebird LLC) and Ramius Co-Investment II LLC (formerly known as RCG Ultragenex Holdings LLC), which were both formed to make investments in biomedical companies that develop innovative gene therapies for severe genetic disorders. The Company determined that RCG Linkem II, LLC, Ramius Co-Investment I LLC and Ramius Co-Investment II LLC are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

design of the VIE. As of September 30, 2013 the Company consolidates three VIEs and as of December 31, 2012 the Company does not consolidate any VIEs. As of September 30, 2013, the total net assets of the consolidated VIEs are $7.1 million. The VIEs act as managing members/general partners and/or investment managers to affiliated fund entities which they sponsor and/or manage. The VIEs are financed through their operations and/or loan agreements with the Company.
As of September 30, 2013 and December 31, 2012, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) (the “Unconsolidated Master Fund”) through one of its Consolidated Funds, Enterprise LP. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Fund.
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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker‑dealer subsidiaries, Cowen and Company, LLC (“Cowen and Company”), ATM Execution (formerly known as Cowen Capital LLC), ATM USA, LLC, and Cowen Equity Finance LP, apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). Exchange-traded derivatives, such as futures contracts and exchange-traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures and currency forwards are included within other assets on the accompanying condensed consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the accompanying condensed consolidated statements of financial condition.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

e.	Securities borrowed and securities loaned
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received. The related rebates are recorded in the statement of operations as interest income and interest expense. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary.

f.	Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of September 30, 2013 and December 31, 2012, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of September 30, 2013 and multiple counterparties as of December 31, 2012.
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
g.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of September 30, 2013 and December 31, 2012 is $16.2 million and $13.8 million, respectively.
h.    New accounting pronouncements
Recently issued accounting pronouncements
In July 2013, the FASB issued guidance which was directed to eliminate the disparity in practice for the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exist. The guidance requires an entity to present the unrecognized tax benefit as a reduction to the deferred tax

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward with certain exceptions. The guidance is effective prospectively for reporting periods beginning after December 15, 2013 for all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application is also permitted. The Company is currently evaluating the impact of this guidance on the Company's financial condition and results of operations.
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
4. Cash collateral pledged
As of September 30, 2013 and December 31, 2012, the Company pledged cash collateral in the amount of $10.9 million and $9.2 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City and San Francisco (see Note 14).
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
As of September 30, 2013 and December 31, 2012, securities owned, at fair value consisted of the following:

	As of September 30, 2013	As of December 31, 2012
	(dollars in thousands)
U.S. Government securities (a)	$3,506	$137,478
Preferred stock	333	2,332
Common stocks	223,527	259,292
Convertible bonds (b)	4,129	6,202
Corporate bonds (c)	134,827	193,078
Options	10,974	20,546
Warrants and rights	2,778	2,354
Mutual funds	525	2,845
	$380,599	$624,127

(a)
As of September 30, 2013, maturities ranged from October 2013 to April 2016 and interest rates ranged between 0.02% and 5.95%. As of December 31, 2012, maturities ranged from November 2013 to November 2022 and interest rates ranged between 0.25% and 5.95%.

(b)	As of September 30, 2013, the maturity was July 2014 with an interest rate of 5.00%. As of December 31, 2012, maturities ranged from May 2014 to July 2014 with an interest rate of 5.00%.

(c)
As of September 30, 2013, maturities ranged from December 2013 to February 2046 and interest rates ranged between 2.58% and 11.75%. As of December 31, 2012, maturities ranged from January 2013 to February 2041 and interest rates ranged between 3.09% and 12.50%.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company's direct involvement with derivative financial instruments includes futures, currency forwards, equity swaps and warrants and rights. Open equity positions in futures transactions are recorded as receivables from and payables to broker-dealers or clearing brokers, as applicable. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets. The Company's overall exposure to financial derivatives is limited. The Company's long exposure to futures, currency forwards and equity swaps, at fair value, as of September 30, 2013 and December 31, 2012 of $0.6 million and $0.2 million, respectively, is included in other assets in the accompanying condensed consolidated statements of financial condition. The Company's short exposure to futures, currency forwards and equity swaps, at fair value, as of September 30, 2013 and December 31, 2012 of $0.3 million and $1.0 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. The realized and unrealized gains/(losses) related to derivatives trading activities for the three months ended September 30, 2013, and 2012, were $0.8 million, and $3.0 million, respectively, and was $3.1 million and $5.0 million for the nine months ended September 30, 2013 and 2012, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of September 30, 2013 and December 31, 2012, collateral consisting of $8.9 million and $6.7 million of cash, respectively, is included in receivable from brokers on the accompanying condensed consolidated statements of financial condition. As of September 30, 2013 and December 31, 2012 all derivative contracts were with multiple major financial institutions.
Other investments
As of September 30, 2013 and December 31, 2012, other investments consisted of the following:

	As of September 30, 2013	As of December 31, 2012
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$70,813	$55,898
(2) Real estate investments, at fair value	2,127	1,864
(3) Equity method investments	24,664	26,462
(4) Lehman claims, at fair value	558	706
	$98,162	$84,930

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of September 30, 2013 and December 31, 2012, included the following:

	As of September 30, 2013	As of December 31, 2012
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$10,204	$7,866
HealthCare Royalty Partners II (a)(*)	4,510	6,415
Orchard Square Partners Credit Fund LP (formerly known as Ramius Global Credit Fund LP) (b)(*)	12,417	14,196
Tapestry Investment Co PCC Ltd (c)	86	194
Starboard Value and Opportunity Fund LP (d)(*)	17,242	15,706
Formation 8 Partners Fund I (e)	2,802	1,500
RCG LV Park Lane LLC (f)	685	708
RCGL 12E13th LLC (g)	400	—
RCG Longview Debt Fund V, L.P. (g)	11,679	—
Other private investment (h)	8,004	7,826
Other affiliated funds (i)(*)	2,784	1,487
	$70,813	$55,898
* These portfolio funds are affiliates of the Company
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted in Note 13.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(a)
HealthCare Royalty Partners, L.P. and HealthCare Royalty Partners II, L.P. are private equity funds and therefore distributions will be made when cash flows are received from the underlying investments, typically on a quarterly basis.

(b)
Orchard Square Partners Credit Fund LP (formerly known as Ramius Global Credit Fund LP) has a quarterly redemption policy with a 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

(c)	Tapestry Investment Company PCC Ltd is in the process of liquidation and redemptions will be made periodically at the investment managers' decision as the underlying investments are liquidated.

(d)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon 90 days notice.

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
Real estate investments as of September 30, 2013 and December 31, 2012 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $2.1 million and $1.9 million, respectively.

(3)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) the three HealthCare Royalty Partners General Partners, which serve as the general partners for the Healthcare Royalty Funds, (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC representing a 9.6% stake in the exchange service provider for which the Company exercises significant influence over through representation on the CBOE Board of Directors, and (c) Starboard Value LP (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of a deep value small cap hedge fund and related managed accounts. The following table summarizes equity method investments held by the Company:

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	As of September 30, 2013	As of December 31, 2012
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,594	$1,954
RCG Longview Debt Fund V Partners, LLC	1,010	—
HealthCare Royalty GP, LLC	832	642
HealthCare Royalty GP II, LLC	764	1,086
HealthCare Royalty GP III, LLC	47	—
CBOE Stock Exchange, LLC	1,810	2,058
Starboard Value LP	11,692	12,757
RCG Longview Partners, LLC	2,016	1,535
RCG Longview Louisiana Manager, LLC	1,327	1,866
RCG Urban American, LLC	281	1,380
RCG Urban American Management, LLC	141	545
RCG Longview Equity Management, LLC	230	285
Urban American Real Estate Fund II, LLC	1,612	1,636
RCG Kennedy House, LLC	428	377
Other	880	341
	$24,664	$26,462
As of September 30, 2013 and December 31, 2012, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $5.2 million and $1.5 million, for the three months ended September 30, 2013 and 2012, respectively, and was $12.6 million and $9.4 million for the nine months ended September 30, 2013 and 2012, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the three and nine months ended September 30, 2013 and 2012, respectively.
For the period ended September 30, 2013, certain of the Company's equity method investments have met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized income statement information for the significant investees for the three and nine months ended September 30, 2013 and 2012. The summarized income statement information for the Company's investments in the individually significant investees is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenues	$6,821	$3,909	$17,746	$16,190
Expenses	(2,266)	(2,785)	(6,945)	(7,850)
Net realized and unrealized gains (losses)	(16)	26	(116)	135
Net Income	$4,539	$1,150	$10,685	$8,475

(4)	Lehman Claims, at fair value
Lehman Brothers International (Europe) (“LBIE”), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the “Administration”) in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The status and ultimate resolution of the assets under LBIE's Administration proceedings is uncertain. The assets which the Company believed were held at LBIE at the time of Administration (the “Total Net Equity Claim”) consisted

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

of $1.0 million, which the Company believed would represent an unsecured claim against LBIE. On November 2, 2012, the Company executed a Claims Determination Deed with respect to this claim.  By entering into this deed, the Company and LBIE reached agreement on the amount of the Company's unsecured claim, which was agreed to be approximately $0.9 million.  As a result of entering into this deed, the Company is entitled to participate in dividends to unsecured creditors of LBIE and at the end of November 2012 the Company received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.2 million and at the end of June 2013 the Company received its second dividend in an amount equal to 43.3% of its agreed claim, or approximately $0.4 million. This does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 5b(2). The Company does not know the timing with respect to future dividends to unsecured creditors or the ultimate value that will be received, although in October 2013 LBIE announced its intention to pay a third interim dividend before the end of 2013. The amount of the dividend has not yet been determined.
Given the fact that LBIE has begun to make distributions to unsecured creditors and the increased trading levels for unsecured claims of LBIE, the Company decided to record the estimated fair value of the Total Net Equity Claim at 127.5% as of September 30, 2013 and at par as of December 31, 2012, which represented management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the “Estimated Recoverable Lehman Claim”). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual recovery that may ultimately be received by the Company with respect to the pending LBIE claim is not known and could be different from the estimated value assigned by the Company. (See Note 5b(2)).
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of September 30, 2013 and December 31, 2012 securities sold, not yet purchased, at fair value consisted of the following:

	As of September 30, 2013	As of December 31, 2012
	(dollars in thousands)
Common stocks	$122,211	$168,797
Corporate bonds (a)	56	61
Options	8,862	9,076
Warrants and rights	—	3
	$131,129	$177,937

(a)	As of September 30, 2013 and December 31, 2012, the maturity was January 2026 with an interest rate of 5.55%.
Securities purchased under agreements to resell and securities sold under agreements to repurchase
The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of September 30, 2013 and December 31, 2012:

As of September 30, 2013
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.75% due June 2015 to January 2016	$6,311
$6,311

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

As of December 31, 2012
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.2% due January 31, 2013 to June 25, 2013	$29,039
Agreements with Barclays Capital Inc bearing interest of (0.05%) - 0.23% due January 1, 2013	136,906
$165,945
For all of the Company's holdings of repurchase agreements as of September 30, 2013, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements rolls over on a day-to-day basis.
Transactions involving the sale of securities under repurchase agreements are carried at their contract value, which approximates fair value, and are accounted for as collateralized financings. In connection with these financings, as of September 30, 2013 and December 31, 2012, the Company had pledged collateral, consisting of government and corporate bonds, in the amount of $7.7 million and $173.7 million, respectively, which is included in securities owned, at fair value in the accompanying condensed consolidated statements of financial condition.
Securities lending and borrowing transactions
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received. The related rebates are recorded in the statement of operations as interest income and interest expense. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary.
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis. In the case where the fair value basis of accounting is elected, any resulting change in fair value is reported in trading revenues. Accrued interest income and expense are recorded in the same manner as under the accrual method. At September 30, 2013 and December 31, 2012, the Company does not have any securities lending transactions for which fair value basis of accounting was elected.
As of September 30, 2013, the Company has loaned to brokers and dealers, securities having a market value of $856.3 million.  In addition, as of September 30, 2013, the Company has borrowed from brokers and dealers, securities having a market value of $866.7 million.
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $1.6 billion and $228.3 million as of September 30, 2013 and $1.4 billion and $22.8 million as of December 31, 2012, respectively. In addition, the maximum exposure relating to these variable interest entities as of September 30, 2013 was $205.8 million, and as of December 31, 2012 was $220.9 million, all of which is included in other investments, at fair value in the Company's condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds as of September 30, 2013 and December 31, 2012.

b.	Consolidated Funds
Securities owned, at fair value
As of September 30, 2013 the Company held no securities owned, at fair value, held by the Consolidated Funds. As of December 31, 2012 securities owned, at fair value, held by the Consolidated Funds are comprised of:

As of December 31, 2012
(dollars in thousands)
Government sponsored securities (a)	$1,911
Commercial paper (b)	1,614
$3,525

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(a)	As of December 31, 2012, maturities ranged from August 2013 to December 2014 and interest rates ranged between 0.28% and 4.00%.

(b)	As of December 31, 2012, commercial paper was purchased at a discount and matures on January 2, 2013.
Other investments, at fair value
As of September 30, 2013 and December 31, 2012 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2013	As of December 31, 2012
	(dollars in thousands)
(1) Portfolio Funds	$183,727	$190,081
(2) Lehman claims	16,483	14,124
	$200,210	$204,205

(1)	Investments in Portfolio Funds, at fair value
As of September 30, 2013 and December 31, 2012, investments in Portfolio Funds, at fair value, included the following:

	As of September 30, 2013	As of December 31, 2012
	(dollars in thousands)
Investments of Enterprise LP	$154,363	$173,348
Investments of Merger Fund	22,641	—
Investments of consolidated fund of funds	6,723	16,733
	$183,727	$190,081
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $154.4 million and $173.3 million in Enterprise Master as of September 30, 2013 and December 31, 2012, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP.

Consolidated investments of Merger Fund
Effective August 1, 2013, the Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $22.6 million in Merger Master as of September 30, 2013. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Investments of consolidated fund of funds investment companies
The investments of the consolidated fund of funds investment companies are $6.7 million and $16.7 million as of September 30, 2013 and December 31, 2012, respectively. These investments include the investments of Levered FOF, Multi-Strat Master FOF and Vintage Master FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC and RTS Global 3X, which was managed by Ramius Trading Strategies LLC. Multi-Strat Master FOF's investment objective is to invest discrete pools of their capital among portfolio managers that invest through Portfolio Funds, forming a multi-strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Levered FOF had a similar strategy, but on a levered basis, prior to the fund winding down. Levered FOF is no longer levered. Vintage Master FOF's investment objective is to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. Levered FOF, Multi-Strat Master FOF and Vintage Master FOF are all in liquidation. RTS Global 3X was consolidated as of December 31, 2012 but was liquidated on March 31, 2013. As such it holds no investments as of September 30, 2013. RTS Global 3X's investment objective was to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital in managed futures and global macro‑based investment strategies. RTS Global 3X sought to achieve its objective through a multi‑advisor investment approach by allocating its capital among third‑party trading advisors that are unaffiliated with RTS Global 3X. However, unlike a traditional “fund of funds” that invests with advisors through entities controlled by third‑parties, RTS Global 3X allocated its capital among a number of different trading accounts organized and managed by the general partner.
The following is a summary of the investments held by the consolidated fund of funds, at fair value, as of September 30, 2013 and December 31, 2012:

		Fair Value as of September 30, 2013
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	Total
		(dollars in thousands)
Tapestry Pooled Account V LLC*	Credit-Based	$254	$524	$559	$1,337	(a)
Externally Managed Portfolio Funds	Event Driven	1,015	1,522	2,145	4,682	(c)
Externally Managed Portfolio Funds	Hedged Equity	—	—	704	704	(d)
		$1,269	$2,046	$3,408	$6,723

		Fair value as of December 31, 2012
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	RTS Global 3X Fund LP	Total
		(dollars in thousands)
Tapestry Pooled Account V LLC*	Credit-Based	$315	$649	$693	$—	$1,657	(a)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	7,161	7,161	(b)
Externally Managed Portfolio Funds	Event Driven	1,545	2,316	3,264	—	7,125	(c)
Externally Managed Portfolio Funds	Hedged Equity	—	—	790	—	790	(d)
		$1,860	$2,965	$4,747	$7,161	$16,733
 *    These Portfolio Funds are affiliates of the Company.
As of September 30, 2013, the Company has no unfunded commitments regarding investments held by the three consolidated fund of funds.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

(a)
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

(b)
The Futures and Global Macro strategy was comprised of several portfolio accounts, each of which was advised independently by a commodity trading advisor implementing primarily managed futures or global macro-based investment strategies. The trading advisors (through their respective portfolio accounts) traded independently of each other and, as a group, employed a wide variety of systematic, relative value and discretionary trading programs in the global currency, fixed income, commodities and equity futures markets. In implementing their trading programs, the trading advisors traded primarily in the futures and forward markets (as well as in related options). Although certain trading advisors were permitted to use total return swaps and trade other financial instruments from time to time on an interim basis, the primary focus was on the futures and forward markets. Redemption frequency of these portfolio accounts were monthly (and intra month for a $10,000 fee) and the notification period for redemptions was 5 business days (or 3 business days for intra month redemptions).

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
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. Included in this claim were assets with a value of $9.5 million at the time LBIE entered Administration that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. In December 2011, Enterprise Master received an aggregate of approximately $2.4 million relating to securities, interest and dividends earned with respect to securities held by LBIE on behalf of Enterprise Master Master and its affiliated funds. A distribution of $2.9 million occurred in February of 2012. After giving effect of these distributions, the remaining Net Equity Claim for Enterprise Master held directly and through its ownership interest in affiliated funds is $12.4 million. On November 2, 2012, Enterprise Master executed a Claims Determination Deed with respect to the unsecured portion of its direct claim against LBIE.  By entering into this deed, Enterprise Master and LBIE reached agreement on the amount of Enterprise Master's unsecured claim, which was agreed to be approximately $1.3 million.  As a result of entering into this deed, Enterprise Master is entitled to participate in dividends to unsecured creditors of LBIE and at the end of November 2012 Enterprise Master received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.3 million. In February 2013, Enterprise Master sold its unsecured claim, including the amount received in connection with the first dividend, for $1.3 million, or par. Enterprise Master distributed the proceeds of the sale to the Company in March 2013. Enterprise Master is valuing the $11.7 million claim at $20.7 million as of September 30, 2013. Of the $20.7 million current valuation of Enterprise Master's claim, $16.5 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration. Of the $11.7 million net equity claim, $10.6 million represents claims to trust assets that the Company believes were held by LBIE through Lehman Brothers, Inc. (“LBI”). LBIE has made a corresponding claim for these assets and other trust assets held at LBI by LBIE on behalf of other prime brokerage clients pursuant to an omnibus customer claim (the “LBIE Omnibus Customer Claim”). LBIE was only going to be able to return trust assets held at LBI to Enterprise Master once LBIE received a distribution from LBI in respect of the LBIE Omnibus Customer Claim. In February 2013, LBIE, Lehman Brothers Holdings, Inc. and LBI announced that they entered into two separate agreements settling all intercompany claims between LBI on the one part, and LBHI and LBIE on the other part. The settlement agreements were subject to the approval by the U.S. Bankruptcy Judge in the LBI Securities Investor Protection Act (SIPA) proceeding and, in the case of the agreement between LBI and LBIE, an order of the English High Court. The U.S. Banking Judge approved the settlement agreement in April 2013 and the English High Court issued an order approving the settlement in May 2013. The settlements allowed the trustee appointed under SIPA (the “SIPA Trustee”) to proceed with plans to allocate and distribute sufficient cash and securities to LBI's customer claimants, including LBIE with respect to the LBIE Omnibus Customer Claim, to enable the SIPA Trustee to satisfy valid customer claims in full. In March 2013, LBIE made a

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

consensual proposal to the clients holding trust assets pursuant to the LBIE Omnibus Customer Claim to facilitate the return of the amounts recovered from LBI with respect to the LBIE Omnibus Customer Claim. Under the consensual proposal, LBIE indicated that it intended to liquidate any securities received from LBI with respect to the LBIE Omnibus Customer Claim and then allocate the value received from LBI among all of the LBIE clients who had trust assets held at LBI under the LBIE Omnibus Customer Claim. In allocating the amounts received from LBI, LBIE indicated that it intended to allow clients to determine their entitlements on a portfolio basis based on the higher of (i) the market value of the portfolio as of September 19, 2008 or (ii) the market value of the portfolio together with accrued income thereon as of November 30, 2012 (the “Best Claim”). LBIE's purpose in seeking a consensual arrangement with its clients relating to the liquidation and allocation described above was to ensure that a distribution could be made without having to seek UK court direction on these issues, which would otherwise have substantially delayed any distribution. On April 2, 2013, LBIE announced that the consensual proposal had been accepted by a sufficient number of clients to satisfy the acceptance threshold and would therefore become effective. The settlement agreement between LBI and LBIE also became effective and LBIE announced in June 2013 that it had recovered the majority of the cash and securities from LBI and that it has liquidated approximately 90% of the aggregate value of securities received or to be received from LBI and that it intends to make its first distribution to trust asset claimants at the end of September 2013. On September 26, 2013, LBIE announced that it had made a first interim distribution to trust claimants of 100% of the claimant's Best Claim amount. As previously announced by LBIE, LBIE has requested guidance from the US Internal Revenue Service ("IRS") with regard to the character and source of the settlement payments. In order to balance LBIE's objective of making a significant distribution to claimants with the requirement to pay the appropriate US withholding tax in respect of distributions, as an interim solution LBIE deposited 30% of the gross distribution to claimants with the IRS as a reserve, except with respect to claimants who provided LBIE with validly executed Form W-9. Once the appropriate US withholding tax treatment of the distributions is finally determined by the IRS, LBIE expects to be in a position to promptly receive back funds and release any excess reserves back to the appropriate claimants. The amount of the distribution received by Enterprise Master on September 26, 2013 was $14.9 million, with $1 million reserved by LBIE in respect of the withholding described above. As of September 30, 2013, after giving effect to the receipt of the distribution described above, the Company is valuing Enterprise Master's remaining trust asset claim at 105% of its Best Claim, or $0.8 million.
In addition to Enterprise Master's claims against LBIE, LBI was a prime broker to Enterprise Master and Enterprise Master held cash balances of $4.9 million at LBI. These are not part of the LBIE Omnibus Customer Claim. On September 19, 2008, LBI was placed in a Securities Investor Protection Corporation (“SIPC”) liquidation proceeding after the filing for bankruptcy of its parent Lehman Brothers Holdings, Inc. The settlement agreements between LBI, LBHI and LBIE discussed above have permitted the trustee appointed under the Securities Investor Protection Act (the “SIPA Trustee”) to make distributions to LBI customers and the SIPA Trustee announced that it expected to be able to make 100% distributions to its customers. In July 2013, Enterprise Master received a distribution of $4.9 million from LBI in respect of this claim.
The remaining components of the LBIE claims included within the $20.7 million value as of September 30, 2013 consist of several components valued as follows: (a) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement (“CRA”) and (b) the foreign denominated trust assets that are not within the control of LBIE (which the Company does not believe are held through LBI), were valued at $4.7 million, which represents the market value of those assets less a 1% discount that corresponds to the fee charged under the CRA, which represented the Company's estimate of potential recovery rates. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be significant.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of September 30, 2013 and December 31, 2012, the Company assessed whether or not its Consolidated Funds had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of September 30, 2013 or December 31, 2012.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master as of September 30, 2013 and December 31, 2012:
Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	As of September 30, 2013	As of December 31, 2012
	(dollars in thousands)
Bank debt	$5	$79
Common stock	2,703	2,680
Preferred stock	997	997
Private equity	309	297
Restricted stock	137	26
Rights	2,455	1,714
Trade claims	128	128
Warrants	—	2
	$6,734	$5,923
Derivative contracts, at fair value, owned by Enterprise Master, net

	As of September 30, 2013	As of December 31, 2012
Description	(dollars in thousands)
Currency forwards	$(7)	$6
	$(7)	$6
Portfolio Funds, owned by Enterprise Master, at fair value

		As of September 30, 2013	As of December 31, 2012
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$10,599	$11,027
RCG Longview II, LP*	Real Estate	819	970
RCG Longview Debt Fund IV, LP*	Real Estate	18,362	30,572
RCG Longview, LP*	Real Estate	332	265
RCG Soundview, LLC*	Real Estate	446	2,374
RCG Urban American Real Estate Fund, L.P.*	Real Estate	1,936	1,987
RCG International Sarl*	Multi-Strategy	1,700	752
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	83,418	80,166
RCG Endeavour, LLC*	Multi-Strategy	32	43
RCG Energy, LLC *	Energy	3,363	14,239
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	12,396	12,430
Real Estate Investments	Real Estate	14,970	12,321
		$148,374	$167,147

*	These Portfolio Funds are affiliates of the Company.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Merger Master
Securities owned and securities sold, but not yet purchased by Merger Master, at fair value

As of September 30, 2013
(dollars in thousands)
Common stocks	$29,408
Corporate bond (a)	9,580
Options	376
$39,364

(a)	As of September 30, 2013, maturities ranged from October 2018 to October 2020 and interest rates ranged between 7.75% and 8.13% .
Derivative contracts, at fair value, owned by Merger Master, net

As of September 30, 2013
Description	(dollars in thousands)
Equity swap	$43
Cross rate	(3)
$40
RTS Global 3X Fund LP's Portfolio Fund investments
RTS Global 3X invested over half of its equity in six externally managed portfolio funds which primarily concentrated on futures and global macro strategies. RTS Global 3X's investments in the portfolio funds represented its proportionate share of the portfolio funds net assets; as a result, the portfolio funds' investments reflected below may exceed the net investment which RTS Global 3X had recorded. RTS Global 3X was consolidated as of December 31, 2012 but was liquidated on March 31, 2013. As such it holds no investments as of September 30, 2013. The following table presents the summarized investment information, which primarily consisted of receivables/(payables) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of December 31, 2012:

As of December 31, 2012
(dollars in thousands)
Bond futures	$489
Commodity forwards	(659)
Commodity futures	47
Currency forwards	202
Currency futures	264
Energy futures	239
Equity future	(27)
Index futures	(257)
Interest rate futures	40
$338

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2013 and 2012:
Operating Entities

	Assets at Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$3,506	$—	$—	$3,506
Preferred stock	—	—	333	333
Common stocks	219,315	2,103	2,109	223,527
Convertible bonds	—	4,129	—	4,129
Corporate bonds	—	134,827	—	134,827
Futures	263	—	—	263
Currency forwards	—	49	—	49
Equity swaps	—	276	—	276
Options	10,965	9	—	10,974
Warrants and rights	111	—	2,667	2,778
Mutual funds	525	—	—	525
Other investments
Portfolio Funds	—	19,110	51,703	70,813
Real estate investments	—	—	2,127	2,127
Lehman claim	—	—	558	558
	$234,685	$160,503	$59,497	$454,685

	Liabilities at Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$122,211	$—	$—	$122,211
Corporate bonds	—	56	—	56
Futures	160	—	—	160
Currency forwards	—	105	—	105
Equity swaps	—	4	—	4
Options	8,603	259	—	8,862
	$130,974	$424	$—	$131,398

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$137,478	$—	$—	$137,478
Preferred stock	—	—	2,332	2,332
Common stocks	254,606	2,137	2,549	259,292
Convertible bonds	—	6,202	—	6,202
Corporate bonds	—	192,563	515	193,078
Currency forwards	—	202	—	202
Options	18,273	2,273	—	20,546
Warrants and rights	641	—	1,713	2,354
Mutual funds	2,845	—	—	2,845
Other investments
Portfolio Funds	—	30,228	25,670	55,898
Real estate investments	—	—	1,864	1,864
Lehman claim	—	—	706	706
	$413,843	$233,605	$35,349	$682,797

	Liabilities at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$168,797	$—	$—	$168,797
Corporate bonds	—	61	—	61
Futures	370	—	—	370
Currency forwards	—	603	—	603
Options	8,990	86	—	9,076
Warrants and rights	—	—	3	3
	$178,157	$750	$3	$178,910
Consolidated Funds' investments

	Assets at Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	$—	$22,641	$161,086	$183,727
Lehman claims	—	—	16,483	16,483
	$—	$22,641	$177,569	$200,210

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$1,911	$—	$—	$1,911
Commercial paper	—	1,614	—	1,614
Other investments
Portfolio Funds	—	7,161	182,920	190,081
Lehman claims	—	—	14,124	14,124
	$1,911	$8,775	$197,044	$207,730
The following table includes a rollforward of the amounts for the three and nine months ended September 30, 2013 and 2012 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended September 30, 2013
	Balance at June 30, 2013	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized gains (losses)	Unrealized gains (losses)	Balance at September 30, 2013
	(dollars in thousands)
Operating Entities
Preferred stock	$333	$—	$—	$—	$—	$—	$—	$333
Common stocks	2,273	—	—	—	(2)	—	(162)	2,109
Warrants and Rights	2,136	—	—	—	—	—	531	2,667
Portfolio Funds	43,343	—	—	6,491	(289)	712	1,446	51,703
Real estate	2,158	—	—	—	—	—	(31)	2,127
Lehman claim	278	—	—	—	—	—	280	558
Consolidated Funds
Portfolio Funds	177,848	—	—	—	(17,886)	185	939	161,086
Lehman claim	15,434	—	—	—	—	—	1,049	16,483

	Three Months Ended September 30, 2012
	Balance at June 30, 2012	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized gains (losses)	Unrealized gains (losses)	Balance at September 30, 2012
	(dollars in thousands)
Operating Entities
Preferred stock	$240	$—	$—	$2,000	$—	$—	$34	$2,274
Common stocks	719	—	—	—	—	—	(33)	686
Warrants and Rights	2,844	—	—	341	—	—	877	4,062
Warrants and Rights, sold not yet purchased	3	—	—	—	—	(3)	—	—
Portfolio Funds	19,876	—	—	320	(361)	(48)	706	20,493
Real estate	2,079	—	—	—	—	—	23	2,102
Lehman claim	731	—	—	—	—	—	30	761
Consolidated Funds
Portfolio Funds	209,507	—	—	—	(19,233)	182	(2,659)	187,797
Lehman claim	6,538	—	—	—	—	—	322	6,860

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2013
	Balance at December 31, 2012	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized gains (losses)	Unrealized gains (losses)	Balance at September 30, 2013
	(dollars in thousands)
Operating Entities
Preferred stock	$2,332	$—		$(2,000)	(e)	$—	$—	$—	$1	$333
Common stocks	2,549	—		—		—	(275)	260	(425)	2,109
Corporate Bond	515	—		—		2,735	(3,346)	(914)	1,010	—
Warrants and Rights	1,713	290	(c)	—		166	(110)	—	608	2,667
Warrants and Rights, sold not yet purchased	3	—		—		—	—	(4)	1	—
Portfolio Funds	25,670	13,128	(f)	—		16,560	(7,821)	(375)	4,541	51,703
Real estate	1,864	—		—		—	—	—	263	2,127
Lehman claim	706	—		—		—	(382)	—	234	558
Consolidated Funds
Portfolio Funds	182,920	—		—		—	(27,835)	505	5,496	161,086
Lehman claim	14,124	—		—		—	(1,449)	1,360	2,448	16,483

	Nine Months Ended September 30, 2012
	Balance at December 31, 2011	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized gains (losses)	Unrealized gains (losses)	Balance at September 30, 2012
	(dollars in thousands)
Operating Entities
Preferred stock	$250	$—		$—		$2,000	$—	$—	$24	$2,274
Common stocks	819	—		—		—	(6)	6	(133)	686
Warrants and Rights	1,534	—		(88)	(b)	623	(65)	56	2,002	4,062
Warrants and Rights, sold not yet purchased	—	—		(1,004)	(d)	(306)	982	(38)	366	—
Portfolio Funds	16,919	—		—		3,171	(1,175)	(41)	1,619	20,493
Real estate	2,353	—		—		152	(501)	—	98	2,102
Lehman claim	553	—		—		—	—	—	208	761
Consolidated Funds
Portfolio Funds	213,402	16,227	(a)	(17,151)	(a)	434	(24,259)	(1,510)	654	187,797
Lehman claim	7,340	—		—		—	(2,291)	1,914	(103)	6,860
(a) Change in consolidated funds (from master-feeder to stand alone funds).
(b) The security was listed on an exchange subsequent to a private funding.
(c) The security was acquired through an acquisition (See Note 2).
(d) The security began trading on an exchange due to a business combination.
(e) The company completed an initial public offering.
(f) The investment was transferred into level 3 due to Company’s commitment as part of its long term extension of its partnership with credit funds.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

During the three and nine months ended September 30, 2013 and 2012, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of September 30, 2013 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2013	Valuation techniques	Unobservable Inputs	Range

Common and preferred stocks	$2,351	Discounted cash flows, market multiples, recent transactions, bid levels, and comparable transactions	Market multiples and DCF discount rate	DCF discount rates: 15%-25%, Market multiples: 9x-10x
Warrants and rights, net	2,667	Model based	Volatility	Volatility: 10% to 130%
	$5,018
Other level 3 assets and liabilities (a)	232,048
Total level 3 assets and liabilities	$237,066

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of September 30, 2013 and December 31, 2012, receivable from brokers was $68.0 million and $71.3 million, respectively. Payable to brokers was $149.3 million and $188.8 million as of September 30, 2013 and December 31, 2012, respectively. The Company's receivables from and payable to brokers balances are held at multiple reputable financial institutions.
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
No impairment charges for goodwill were recognized during the three and nine months ended September 30, 2013 and 2012.
9. Redeemable Non-Controlling Interests in Consolidated Subsidiaries
Redeemable non-controlling interests in consolidated subsidiaries and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries are comprised as follows:

	As of September 30, 2013	As of December 31, 2012
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$9,606	$4,106
Consolidated funds	80,573	81,597
	$90,179	$85,703

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries
Operating companies	$3,884	$298	$7,280	$893
Consolidated funds	875	(1,331)	3,229	(2,118)
	$4,759	$(1,033)	$10,509	$(1,225)
10. Share-Based Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock plus any approved additional shares in accordance with the Equity Plans. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. Stock appreciation rights awards ("SAR's") vest and expire after 5 years from grant date. As of September 30, 2013, there were approximately 1.4 million shares available for future issuance under the Equity Plans.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Under the 2010 Equity Plan, the Company awarded $27.7 million of deferred cash awards to its employees in February 2013 in addition to awards granted during 2012. These awards vest over a period of five years and accrue interest at 0.75% per year. As of September 30, 2013, the Company had unrecognized compensation expense related to these awards of $29.8 million.
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
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $4.3 million and $5.7 million for the three months ended September 30, 2013 and 2012, respectively, and $13.8 million and $16.2 million for the nine months ended September 30, 2013 and 2012, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.9 million and $4.4 million for the three months ended September 30, 2013 and 2012, respectively, and $8.5 million and $9.0 million for the nine months ended September 30, 2013 and 2012, respectively; however, these benefits were offset by a valuation allowance.
In relation to awards under the RCG Grants, the Company recognized expense of $1.3 million and $4.4 million for the three and nine months ended September 30, 2012, respectively. The income tax effect recognized for the RCG Grants was a benefit of $0.5 million and $1.7 million for the three and nine months ended September 30, 2012, respectively; however, these benefits were offset by valuation allowances.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2013:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2012	773,763	$12.58	1.6	$—
Options granted	—	—	—	—
Options acquired	—	—	—	—
Options expired	(473.757)	16.00	—	—
Balance outstanding at September 30, 2013	300.006	$7.18	2.66	$—
Options exercisable at September 30, 2013	200.004	$9.04	1.94	$—

(1)	Based on the Company's closing stock price of $3.44 on September 30, 2013 and $2.45 on December 31, 2012.
As of September 30, 2013, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
The following table summarizes the Company's SAR's for the nine months ended September 30, 2013:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2012	—	$—	—	$—
SAR's granted	400,000	2.90	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at September 30, 2013	400,000	$2.90	4.46	$467,640
SAR's exercisable at September 30, 2013	—	$—	—	$—

(1)	Based on the Company's closing stock price of $3.44 on September 30, 2013.
As of September 30, 2013, the unrecognized compensation expense related to the Company's grant of SAR's was $0.3 million.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2013:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2012	10,252,023	$4.15
Granted	7,234,924	2.66
Vested	(4,178,314)	3.94
Cancelled	—	—
Forfeited	(176,413)	3.15
Balance outstanding at September 30, 2013	13,132,220	$3.41
The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of September 30, 2013, there was $30.0 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.83 years.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 257,947 restricted stock units awarded, which were immediately vested and expensed, during the three and nine months ended September 30, 2013. Vested awards of 112,320 were delivered during the three and nine months ended September 30, 2013. As of September 30, 2013 there were 482,522 restricted stock units outstanding.
11. Defined Benefit Plan
The amounts contained in the following table relate to the Company's defined benefit plan for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—	$—	$—
Interest cost	54	53	152	159
Expected return on plan assets	(64)	(60)	(186)	(176)
Amortization of (loss) / gain	—	—	—	—
Amortization of prior service cost	5	5	16	15
Effect of settlement	—	(17)	(95)	(20)
Net periodic benefit cost	$(5)	$(19)	$(113)	$(22)
12. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand‑alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Gibraltar, and Hong Kong.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company’s effective income tax rate was 2.22% and (3.26)% for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, the unusual or infrequent item whose tax impact was recorded discretely was primarily related to the tax provisions of the Company’s foreign subsidiaries.
For the nine months ended September 30, 2013 and 2012, the effective tax rate differs from the statutory rate of 35% primarily due to a change in the Company's valuation allowance, stock compensation and other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2013, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
The Company may be examined by the United States Internal Revenue Service (IRS), the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. Currently, the Company is under audit by New York State for its 2009 tax year. No significant adjustments are expected as a result of this audit. During the third quarter of 2013, the Company concluded an IRS examination of one of the Company’s former consolidated tax groups for its 2010 tax year with no adjustments.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but repatriates the current earnings of its foreign subsidiaries to the United States to the extent such repatriation is permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

totaled $1.2 million as of September 30, 2013. The tax liability that would arise if these earnings were remitted to the United States is approximately $0.1 million.
13. Commitments and Contingencies
Lease Obligations
The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $4.3 million and $3.6 million for the three months ended September 30, 2013 and 2012, respectively, and $12.3 million and $11.0 million for the nine months ended September 30, 2013 and 2012, respectively.
On August 20, 2010, the Company entered into an amendment to the Company's original lease for offices located at 1221 Avenue of Americas, New York, to surrender a portion of the office space as of January 1, 2011. As of December 31, 2011, the Company vacated the remaining portion of the leased premises located at 1221 Avenue of Americas. As a result, the Company recognized a liability in the amount of $5.7 million relating to future rent payments and other monthly amounts associated with the lease through its expiration in September 2013. The liability relating to future rent payments and other monthly amounts associated with vacating the remaining portion of the Company's leased premises, located at 1221 Avenue of Americas, was $0.3 million and $2.8 million as of September 30, 2013 and December 31, 2012, respectively.
As of September 30, 2013, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2013	$825	$3,520	$4,899
2014	1,548	11,577	19,223
2015	1,051	3,876	16,181
2016	194	247	13,069
2017	—	—	9,946
Thereafter	—	—	43,733
	$3,618	$19,220	$107,051

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 14 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.4 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $1.0 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.
The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate funds with a potential clawback obligation, including available contemplated extensions, are currently anticipated to expire at the end of 2013. Further extensions of such terms may be implemented under certain circumstances. As of September 30, 2013, the clawback obligations were $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of September 30, 2013, the Company had unfunded commitments of $19.4 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $42.4 million in the Healthcare

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through September 30, 2013, the Company has funded $29.3 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of September 30, 2013, the Company has fully funded this commitment. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time dependent on the performance of the fund, and, as of September 30, 2013, has funded $0.5 million towards this commitment. In January 2013, the Company committed $10.0 million to Orchard Square Partners Credit Fund LP (formerly known as Ramius Global Credit Fund LP). As of March 31, 2013, the Company has fully funded this commitment. In September 2012, the Company committed $10.0 million to Formation 8 Partners Fund I LP as a limited partner and funded $3.0 million through September 30, 2013. The remaining capital commitment is expected to be called over a five year period.
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
There have been no developments with respect to the Company’s legal proceedings that occurred during the three months ended September 30, 2013.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

14. Short-Term Borrowings and Other Debt
As of September 30, 2013 and December 31, 2012, short term borrowings and other debt of the Company were as follows:

	As of September 30, 2013	As of December 31, 2012
	(dollars in thousands)
Notes payable	$491	$206
Capital lease obligations	2,878	3,926
	$3,369	$4,132
In January 2013, the Company borrowed $2 million to fund insurance premium payments. This notes bears interest at 2.22% and is due on December 1, 2013, with monthly payment requirements of $0.2 million. As of September 30, 2013, the outstanding balance on this note payable was $0.5 million. Interest expense for the three and nine months ended September 30, 2013 was insignificant.
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of September 30, 2013, the remaining balance on these capital leases was $2.9 million. Interest expense was $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013, the Company has the following five irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 12, 2014
New York	$1,191	September 3, 2014
New York	$6,746	December 12, 2013
New York	$1,000	February 22, 2014
New York	$1,861	March 19, 2014
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2013 and December 31, 2012, there were no amounts due related to these letters of credit.
Annual scheduled maturities of debt and minimum lease payments for capital lease obligation and short term borrowings and other debt outstanding as of September 30, 2013, are as follows:

	Capital Lease Obligation	Short Term Borrowings
	(dollars in thousands)
2013	$385	$464
2014	1,402	46
2015	1,051	—
2016	194	—
2017	—	—
Thereafter	—	—
Subtotal	3,032	510
Less: Amount representing interest (a)	(154)	(19)
Total	$2,878	$491

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

15. Treasury stock
Treasury stock of $37.5 million as of September 30, 2013, compared to $31.7 million as of December 31, 2012, resulted from $3.2 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan, $2.7 million purchased in connection with a share repurchase program and $0.1 million of treasury stock re-issued.
The following represents the activity relating to the treasury stock held by the Company during the nine months ended September 30, 2013:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2012	11,292,220	$31,728	$2.81
Shares purchased for minimum tax withholding under the Equity Plan	1,049,740	3,156	3.01
Treasury stock reissued	(24,744)	(90)	3.64
Purchase of treasury stock	813,944	2,723	3.35
Balance outstanding at September 30, 2013	13,131,160	$37,517	$2.86
16. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income attributable to the Company's stockholders by the weighted average number of common shares outstanding for the period. As of September 30, 2013, there were 117,411,528 shares outstanding. The Company has included 482,522 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options were not included in the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2013 and 2012, respectively, as their inclusion would have been anti-dilutive.
The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share data)
Net income (loss)	$8,370	$(11,618)	$12,637	$(15,761)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	4,759	(1,033)	10,509	(1,225)
Net income (loss) less Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	$3,611	$(10,585)	$2,128	$(14,536)

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	118,359	114,989	116,012	114,587
Stock options	—	—	—	—
Stock appreciation rights	311	—	296	—
Restricted stock	4,038	—	3,583	—
Weighted average shares used in diluted computation	122,708	114,989	119,891	114,587
Earnings (loss) per share:
Basic	$0.03	$(0.09)	$0.02	$(0.13)
Diluted	$0.03	$(0.09)	$0.02	$(0.13)

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2013
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$27,694	$27,694	$—	$—		$27,694
Brokerage	—	32,035	32,035	—	(3,573)	(e)	28,462
Management fees	14,299	—	14,299	(275)	(4,697)	(a)	9,327
Incentive income	5,666	—	5,666	—	(3,145)	(a)	2,521
Investment Income	10,031	2,296	12,327	—	(12,327)	(c)	—
Interest and dividends	—	—	—	—	10,969	(c)	10,969
Reimbursement from affiliates	—	—	—	(75)	1,461	(b)	1,386
Other revenue	156	(38)	118	—	438	(c)	556
Consolidated Funds revenues	—	—	—	445	—		445
Total revenues	30,152	61,987	92,139	95	(10,874)		81,360
Expenses
Employee compensation and benefits	13,539	40,291	53,830	—	(216)		53,614
Interest and dividends	52	23	75	—	6,058	(c)	6,133
Non-compensation expenses—Fixed	9,086	16,245	25,331	—	(25,331)	(c)(d)	—
Non-compensation expenses—Variable	1,449	5,424	6,873	—	(6,873)	(c)(d)	—
Non-compensation expenses	—	—	—	—	31,540	(c)(d)	31,540
Reimbursement from affiliates	(1,461)	—	(1,461)	—	1,461	(b)	—
Consolidated Funds expenses	—	—	—	450	—		450
Total expenses	22,665	61,983	84,648	450	6,639		91,737
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	15,469	(c)	15,469
Consolidated Funds net gains (losses)	—	—	—	1,230	2,002		3,232
Total other income (loss)	—	—	—	1,230	17,471		18,701
Income (loss) before income taxes and non-controlling interests	7,487	4	7,491	875	(42)		8,324
Income taxes expense / (benefit)	—	—	—	—	(46)	(b)	(46)
Economic Income (Loss) / Net income (loss) before non-controlling interests	7,487	4	7,491	875	4		8,370
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(3,825)	—	(3,825)	(875)	(59)		(4,759)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$3,662	$4	$3,666	$—	$(55)		$3,611
(1) For the three months ended September 30, 2013, the Company has reflected $3.0 million of investment income and related compensation expense of $1.0 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2012
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$18,666	$18,666	$—	$—		$18,666
Brokerage	—	22,701	22,701	—	—		22,701
Management fees	13,426	—	13,426	(362)	(4,198)	(a)	8,866
Incentive income	1,699	—	1,699	—	(283)	(a)	1,416
Investment Income	6,864	2,288	9,152	—	(9,152)	(c)	—
Interest and dividends	—	—	—	—	3,605	(c)	3,605
Reimbursement from affiliates	—	—	—	(97)	1,467	(b)	1,370
Other revenue	168	213	381	—	320	(c)	701
Consolidated Funds revenues	—	—	—	273	—		273
Total revenues	22,157	43,868	66,025	(186)	(8,241)		57,598
Expenses
Employee compensation and benefits	11,759	34,490	46,249	—	1,073		47,322
Interest and dividends	93	38	131	—	1,925	(c)	2,056
Non-compensation expenses—Fixed	8,564	15,452	24,016	—	(24,016)	(c)(d)	—
Non-compensation expenses—Variable	1,433	4,287	5,720	—	(5,720)	(c)(d)	—
Non-compensation expenses	—	—	—	—	29,346	(c)(d)	29,346
Reimbursement from affiliates	(1,467)	—	(1,467)	—	1,467	(b)	—
Consolidated Funds expenses	—	—	—	330	—		330
Total expenses	20,382	54,267	74,649	330	4,075		79,054
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	12,510	(c)	12,510
Consolidated Funds net gains (losses)	—	—	—	(815)	(1,694)		(2,509)
Total other income (loss)	—	—	—	(815)	10,816		10,001
Income (loss) before income taxes and non-controlling interests	1,775	(10,399)	(8,624)	(1,331)	(1,500)		(11,455)
Income taxes expense / (benefit)	—	—	—	—	163	(b)	163
Economic Income (Loss) / Net income (loss) before non-controlling interests	1,775	(10,399)	(8,624)	(1,331)	(1,663)		(11,618)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(301)	—	(301)	1,331	3		1,033
Economic Income (Loss) / Net income (loss) attributable to Cowen Group, Inc. stockholders	$1,474	$(10,399)	$(8,925)	$—	$(1,660)		$(10,585)
(1) For the three months ended September 30, 2012, the Company has reflected $2.3 million of investment income and related compensation expense of $0.8 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2013
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$70,431	$70,431	$—	$—		$70,431
Brokerage	—	93,352	93,352	—	(6,769)	(e)	86,583
Management fees	43,050	—	43,050	(871)	(13,661)	(a)	28,518
Incentive income	14,558	—	14,558	—	(7,472)	(a)	7,086
Investment Income	22,169	4,593	26,762	—	(26,762)	(c)	—
Interest and dividends	—	—	—	—	30,905	(c)	30,905
Reimbursement from affiliates	—	—	—	(206)	4,291	(b)	4,085
Other revenue	381	(427)	(46)	—	1,565	(c)	1,519
Consolidated Funds revenues	—	—	—	681	—		681
Total revenues	80,158	167,949	248,107	(396)	(17,903)		229,808
Expenses
Employee compensation and benefits	37,863	108,202	146,065	—	(721)		145,344
Interest and dividends	183	88	271	—	20,016	(c)	20,287
Non-compensation expenses—Fixed	26,695	46,197	72,892	—	(72,892)	(c)(d)	—
Non-compensation expenses—Variable	3,594	19,192	22,786	—	(22,786)	(c)(d)	—
Non-compensation expenses	—	—	—	—	94,593	(c)(d)	94,593
Reimbursement from affiliates	(4,291)	—	(4,291)	—	4,291	(b)	—
Consolidated Funds expenses	—	—	—	1,237	—		1,237
Total expenses	64,044	173,679	237,723	1,237	22,501		261,461
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	32,873	(c)	32,873
Consolidated Funds net gains (losses)	—	—	—	4,862	6,843		11,705
Total other income (loss)	—	—	—	4,862	39,716		44,578
Income (loss) before income taxes and non-controlling interests	16,114	(5,730)	10,384	3,229	(688)		12,925
Income taxes expense / (benefit)	—	—	—	—	288	(b)	288
Economic Income (Loss) / Net income (loss) before non-controlling interests	16,114	(5,730)	10,384	3,229	(976)		12,637
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(6,517)	—	(6,517)	(3,229)	(763)		(10,509)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$9,597	$(5,730)	$3,867	$—	$(1,739)		$2,128
(1) For the nine months ended September 30, 2013, the Company has reflected $5.6 million of investment income and related compensation expense of $1.8 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2012
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$50,550	$50,550	$—	$—		$50,550
Brokerage	—	71,282	71,282	—	—		71,282
Management fees	42,032	—	42,032	(1,150)	(12,367)	(a)	28,515
Incentive income	8,303	—	8,303	—	(5,616)	(a)	2,687
Investment Income	30,361	8,182	38,543	—	(38,543)	(c)	—
Interest and dividends	—	—	—	—	14,845	(c)	14,845
Reimbursement from affiliates	—	—	—	(222)	4,018	(b)	3,796
Other revenue	508	186	694	—	1,704	(c)	2,398
Consolidated Funds revenues	—	—	—	474	—		474
Total revenues	81,204	130,200	211,404	(898)	(35,959)		174,547
Expenses
Employee compensation and benefits	42,705	91,098	133,803	—	3,299		137,102
Interest and dividends	123	155	278	—	6,829	(c)	7,107
Non-compensation expenses—Fixed	24,093	45,655	69,748	—	(69,748)	(c)(d)	—
Non-compensation expenses—Variable	3,881	15,852	19,733	—	(19,733)	(c)(d)	—
Non-compensation expenses	—	—	—	—	87,670	(c)(d)	87,670
Reimbursement from affiliates	(4,018)	—	(4,018)	—	4,018	(b)	—
Consolidated Funds expenses	—	—	—	1,339	—		1,339
Total expenses	66,784	152,760	219,544	1,339	12,335		233,218
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	41,969	(c)	41,969
Consolidated Funds net gains (losses)	—	—	—	119	1,318		1,437
Total other income (loss)	—	—	—	119	43,287		43,406
Income (loss) before income taxes and non-controlling interests	14,420	(22,560)	(8,140)	(2,118)	(5,007)		(15,265)
Income taxes expense / (benefit)	—	—	—	—	496	(b)	496
Economic Income (Loss) / Net income (loss) before non-controlling interests	14,420	(22,560)	(8,140)	(2,118)	(5,503)		(15,761)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(900)	—	(900)	2,118	7		1,225
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$13,520	$(22,560)	$(9,040)	$—	$(5,496)		$(14,536)

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
For the three and nine months ended September 30, 2013 and 2012, there was no one fund or other customer which represented more than 10% of the Company's total revenues. Primarily all of the revenues earned by the alternative investment segment were from related parties for the three and nine months ended September 30, 2013 and 2012. There were no revenues earned from related parties by the broker dealer segment in the three and nine months ended September 30, 2013 and 2012.
18. Regulatory Requirements
As registered broker‑dealers, Cowen and Company, ATM Execution (formerly known as Cowen Capital LLC), ATM USA, and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the basic method permitted by the Rule, ATM Execution is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 6.667% of aggregate indebtedness. ATM USA is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 6.667% of aggregate indebtedness. Cowen Equity Finance is required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2013, Cowen and Company had total net capital of approximately $52.3 million, which was approximately $51.3 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2013, ATM Execution had total net capital of approximately $3.5 million, which was approximately $2.5 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2013, ATM USA had total net capital of approximately $0.9 million, which was approximately $0.9 million in excess of its minimum net capital requirement of $6,138. As of September 30, 2013, Cowen Equity Finance had total net capital of approximately $11.5 million which was approximately $11.2 million in excess of its minimum net capital requirement of $250,000. As of August 23, 2013, Cowen Securities had been deregistered as a broker dealer and is no longer subject to the SEC's Uniform Net Capital Rule 15c3-1.
Cowen and Company and ATM Execution are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule. Similarly, ATM USA and Cowen Equity Finance are exempt from the provisions of Rule 15c3-3 under (k)(2)(i).
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and ATM Execution and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company and ATM Execution, if applicable.
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of September 30, 2013, Ramius UK's Financial Resources of $0.5 million exceeded its minimum requirement of $0.2 million by $0.3 million. As of September 30, 2013, CIL's Financial Resources of $4.2 million exceeded its minimum requirement of $2.2 million by $2.0 million.
Cowen and Company (Asia) Limited (“CCAL”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of September 30, 2013, CCAL's Financial Resources of $1.1 million exceeded the minimum requirement of $0.4 million by $0.7 million.
19. Related Party Transactions
The Company acts as managing member, general partner and/or investment manager to the Ramius managed funds, HealthCare Royalty Management, LLC, and the HealthCare Royalty Partners funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of September 30, 2013 and December 31, 2012, $14.3 million and $13.6 million, respectively, included in fees receivable are earned from related parties.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended September 30, 2013 and 2012, the Company reimbursed the funds it manages $0.4 million and $0.2 million, respectively, and $1.4 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively, which were recorded net in management fees and incentive income in the accompanying condensed consolidated statements of operations. As of September 30, 2013 and December 31, 2012, related amounts still payable were $2.0 million and $1.7 million, respectively, and were reflected in fees payable in the accompanying condensed consolidated statements of financial condition.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the condensed consolidated statements of financial condition. As of September 30, 2013 and December 31, 2012, loans to employees of $7.2 million and $5.1 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. Of these amounts $4.6 million and $2.3 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $1.1 million and $0.6 million, respectively, related to the amortization of forgivable loans for the three months ended September 30, 2013 and 2012, and $2.3 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively . This expense is included in employee compensation and benefits in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2013 and 2012 the interest income was insignificant for all loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 5), whereby the Company can loan up to $3.0 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly) with a maturity of March 30, 2014. As of September 30, 2013, $1.5 million is included in due from related parties in the accompanying condensed consolidated statement of financial condition. For the three and nine months ended September 30, 2013 and 2012, interest charged for this loan was insignificant.
Included in due to related parties is approximately $0.6 million and $0.4 million as of September 30, 2013 and December 31, 2012, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Through the Company's securities lending program (see Note 5(a)), the Company can borrow and lend customers' securities, via custodial and non-custodial arrangements, to third parties. As part of this program, the Company provides a guarantee in an aggregate amount of $150 million to counterparties of the securities lending agreements, which protects the lender against the failure of the third-party borrower to return the lent securities in the event the Company did not obtain sufficient collateral. To minimize its liability under these indemnification agreements, the Company obtains cash collateral with a value exceeding 100% of the market value of the securities on loan from the borrower. Collateral is marked to market daily to assure that collateralization is adequate. Additional collateral is called from the borrower if a shortfall exists, or collateral may be released to the borrower in the event of overcollateralization. If a borrower defaults, the Company would use the collateral held to purchase replacement securities in the market or to credit the lending customer with the cash equivalent thereof.
In conjunction with the acquisition of Cowen Securities (See Note 2) the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third party bank prior to the acquisition. The value of these loans at September 30, 2013 was $2.6 million.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of September 30, 2013 and December 31, 2012. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
21. Subsequent Events
The Company intends to terminate the defined benefit plan (see Note 11) in standard termination with a proposed termination date of December 31, 2013.

The Company has evaluated events through November 7, 2013 which is the date the condensed consolidated financial statements were available to be issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

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
Our alternative investment business had approximately $9.3 billion of assets under management as of October 1, 2013. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act since 1997. Our alternative investment products, solutions and services include hedge funds, replication products, mutual funds, managed futures funds, funds of funds, real estate and healthcare royalty funds. Our institutional investors include pension funds, insurance companies, banks, foundations and endowments, wealth management organizations and family offices.
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
Certain Factors Impacting Our Business
Our alternative investment business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A (“UniCredit S.p.A”), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a modification agreement, to extend the time period pursuant to which the Company was required to return the bulk of its assets in our funds by the end of 2010. The Company returned a significant portion of the assets during 2010 and as of September 30, 2013, including redemptions effective on October 1, 2013, we have returned approximately $583 million to affiliates of UniCredit S.p.A with a remaining investment balance of approximately $144 million invested in our investment vehicles, including a fund of funds managed account.

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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of October 1, 2013, we had investments of approximately $101.0 million, $162.7 million, $14.4 million and $9.0 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master

Fund Ltd), Cowen Overseas Investment LP (“COIL”), Ramius Optimum Investments LLC (“ROIL”), and other private investments, respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and ROIL are wholly owned entities managed by Ramius that the Company uses solely for the firm's invested capital.
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

Recent Developments
On September 16, 2013, the Company announced that it has entered into an agreement for the long-term extension of its partnership with the portfolio managers of Ramius Alternative Solutions, LLC.

On September 30, 2013, the Company announced the launch of the Ramius Event Driven Equity Fund, an actively managed alternative mutual fund providing investors with daily liquidity and exposure to a broad spectrum of transformative corporate events. The strategy focuses on publicly listed companies that are targets of shareholder activism, mergers, spin-offs, recapitalizations and restructurings.
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
The Company is in discussions with the sellers regarding certain closing date balance sheet adjustments, resolution of which will potentially impact the purchase price, assets and liabilities recognized and the resulting goodwill. The Company does not believe the impact of these adjustments will be material. The preliminary purchase price allocation of Cowen Securities is based upon all information available to us at the present time, and is based upon management's preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. As of September 30, 2013, the purchase price allocation is preliminary pending the final resolution of the closing date balance sheet adjustments, which the Company expects will occur within twelve months following the acquisition. Upon the completion of the final purchase price allocation, any reallocation of fair values to the assets acquired and liabilities assumed in the acquisitions could have an impact on the amounts recognized on the condensed consolidated statements of financial condition.
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

Income Taxes
The taxable results of the Company’s U.S. operations are subject to U.S. federal, state and city taxation as a corporation. The Company is also subject to foreign taxation on income it generates in certain countries.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2013, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
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
As of October 1, 2013, the Company had assets under management of $9.3 billion, a 14.9% increase as compared to assets under management of $8.1 billion as of January 1, 2013. The $1.2 billion increase in assets under management during the first nine months of 2013 primarily resulted from $0.5 billion in our alternative solutions product and $0.5 billion related to our hedge fund products including the launch of the Ramius Merger Fund LLC.
The following table is a breakout of total assets under management by platform as of October 1, 2013 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b)	Alternative Solutions (a) (c)	Ramius Trading Strategies (d)	Real Estate (a)	Healthcare Royalty Partners (e) (f)	Other (g)	Total
	(dollars in millions)
January 1, 2010	$1,608	$2,376	$—	$1,628	$807	$1,429	$7,848
Net Subscriptions/(Redemptions)	(392)	323	78	—	234	800	1,043
Performance (h)	169	93	4			(115)	151
January 1, 2011	1,385	2,792	82	1,628	1,041	2,114	9,042
Net Subscriptions/(Redemptions)	493	56	194	—	432	125	1,300
Performance (h)	39	(98)	(14)	—	—	(4)	(77)
January 1, 2012	1,917	2,750	262	1,628	1,473	2,235	10,265
Net Subscriptions/(Redemptions)	59	(370)	(111)	(95)	—	(2,130)	(2,647)
Performance (h)	373	85	(5)	—	—	—	453
January 1, 2013	2,349	2,465	146	1,533	1,473	105	8,071
Net Subscriptions/(Redemptions)	194	674	(47)	222	50	(33)	1,060
Performance (h)	302	(153)	(5)	—	—	—	144
October 1, 2013	$2,845	$2,986	$94	$1,755	$1,523	$72	$9,275

	Platform
	Hedge Funds (a) (b)	Alternative Solutions (c)	Ramius Trading Strategies (d)	Real Estate (a)	Healthcare Royalty Partners (e) (f)	Other (g)	Total
	(dollars in millions)
July 1, 2013	$2,783	$2,844	$106	$1,755	$1,473	$80	$9,041
Net Subscriptions/(Redemptions)	(50)	67	(9)	—	50	(8)	50
Performance (h)	112	75	(3)	—	—	—	184
October 1, 2013	$2,845	$2,986	$94	$1,755	$1,523	$72	$9,275

(a)
The Company owns between 30% and 55% of the general partners or managing members of the real estate business, the activist business, the long/short credit business (as of 7/1/13) (the single strategy hedge funds) and the alternative solutions business (as of 9/16/13). We do not possess unilateral control over any of these general partners or managing members.

(b)
These amounts include the Ramius Event Driven Equity Fund and the Company's invested capital of approximately $150.6 million, $147.0 million and $148.0 million as of October 1, 2013, January 1, 2013 and January 1, 2012, respectively.

(c)	These amounts include the Company's invested capital of approximately $1.5 million, $2.5 million and $5.2 million as of October 1, 2013, January 1, 2013 and January 1, 2012, respectively.

(d)
These amounts include Ramius Trading Strategies Managed Futures Fund and the Company's invested capital of approximately $19.4 million and $22.3 million as of January 1, 2013 and January 1, 2012, respectively. RTS Global 3X was liquidated on March 31, 2013, therefore, the notional amount of the Company's investment in RTS Global 3X Fund LP is only included in the Company's assets under management as of January 1, 2013 and prior years.

(e)	These amounts include the Company's invested capital of approximately $16.4 million, $16.0 million and $8.6 million as of October 1, 2013, January 1, 2013 and January 1, 2012, respectively.

(f)	This amount reflects committed capital.

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
Fund Performance
The third quarter captured the range of market sentiments set in motion by Federal Reserve Chairman Bernanke’s testimony on May 22 before the Joint Economic Committee of Congress, when he spoke of the Fed “tapering back" its monthly mortgage bond purchase program. While the immediate negative market reaction made June a very difficult period for both equity and bond investors, the subsequent three months alternated between positive and negative outcomes.
As noted in last quarter’s comments, immediate pressure was directed at U.S. government securities, with the overall U.S. Treasury market suffering four consecutive months of losses from May through August. Yields on the ten year, which had bottomed at 1.61% on May 1, rose to 2.61% on September 30.  Corporate bonds, from investment grade to high yield, sold off as well. There was a record monthly outflow of $9.5 billion from high yield mutual funds in June; after a small technical rally in July and a negative August, investor sentiment appeared to change when resurgent demand allowed for a record $52.7 billion of high yield debt to be issued in September. Similarly, investment grade debt, which had suffered price declines, also saw a reversal in sentiment, and a record $149 billion of investment grade paper was issued in September as well. Much of this strength in fixed income occurred in the last two weeks of the quarter, as Larry Summers withdrew his name from the Fed Chairman nominee pool, and fears of tapering dissipated.
Equities also had elevated moments of volatility, but the S&P 500 rose 5.24% for the quarter and the Russell 2000 gained 9.34%. Following a loss of 9.46% in the Dow Jones UBS Commodity Index in the second quarter, the index gained 2.12% during the third quarter. More dramatically, after gold had lost more than 23% during the second quarter (the worst quarterly loss since the advent of modern trading of gold futures began in 1974) the metal crept back 6% despite a weak September.
Ramius hedge fund vehicles had positive results across the board, including both the long /short corporate credit and small-cap activist funds. As previously noted, the credit fund's relative results during the most stressful months of May and June were reassuring. The fund has outperformed the Merrill Lynch High Yield II Index on a year to date basis. The activist fund again lagged the Russell 2000 for the quarter, but its long terms results continue to be substantially above the Index. Short term returns can vary over time due to the idiosyncratic nature of the fund's portfolio. Consistent with past periods, the internally managed multi-strategy funds maintained their focus on capital preservation, while executing opportunistic transactions linked to certain assets in order to make distributions to investors. In May, Ramius introduced a merger arbitrage fund to investors, and thus far the fund has exceeded the benchmark HFRX Merger Arbitrage Index.
The more liquid alternative mutual funds (offering hedge fund exposures, multi-manager managed futures access and a long volatility strategy) had varying results for the quarter.  Hedge fund replication was positive and outperformed a representative, investable hedge fund index, which has a higher equity-related component. The managed futures fund declined in an environment that continues to challenge the asset class. The strategic volatility fund participated in the occasional, but temporary, upticks in equity volatility, but overall market volatility remains at depressed levels.
In terms of longer-dated investment vehicles, the Longview real estate debt funds were marginally positive for the quarter. The primary real estate equity fund was fractionally lower. Both debt and equity funds reflect valuations that have recovered sharply from the lows of 2009.  In another longer-term alternative asset class, our health care royalty fund continues to steadily commit capital and perform to expectations.
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
As of September 30, 2013, the Company's invested capital amounted to a net value of $407.0 million (supporting a long market value of $679.3 million), representing approximately 80% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of September 30, 2013. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of September 30, 2013 because they are included in various line items of the condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$239.1	47%
Merchant Banking	109.4	21%
Real Estate	58.5	11%
Total	407.0	80%
Stockholders' Equity	$511.3	100%
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

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended September 30,		Period to Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$27,694	$18,666	$9,028	48%
Brokerage	28,462	22,701	5,761	25%
Management fees	9,327	8,866	461	5%
Incentive income	2,521	1,416	1,105	78%
Interest and dividends	10,969	3,605	7,364	204%
Reimbursement from affiliates	1,386	1,370	16	1%
Other revenues	556	701	(145)	(21)%
Consolidated Funds revenues	445	273	172	63%
Total revenues	81,360	57,598	23,762	41%
Expenses
Employee compensation and benefits	53,614	47,322	6,292	13%
Interest and dividends	6,133	2,056	4,077	198%
General, administrative and other expenses	31,540	29,346	2,194	7%
Consolidated Funds expenses	450	330	120	36%
Total expenses	91,737	79,054	12,683	16%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	15,469	12,510	2,959	24%
Consolidated Funds net gains (losses)	3,232	(2,509)	5,741	(229)%
Total other income (loss)	18,701	10,001	8,700	87%
Income (loss) before income taxes	8,324	(11,455)	19,779	(173)%
Income taxes expense (benefit)	(46)	163	(209)	(128)%
Net income (loss)	8,370	(11,618)	19,988	(172)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	4,759	(1,033)	5,792	(561)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$3,611	$(10,585)	$14,196	(134)%
Revenues
Investment Banking
Investment banking revenues increased $9.0 million to $27.7 million for the three months ended September 30, 2013 compared with $18.7 million in the prior year quarter. During the three months ended September 30, 2013, the Company completed 20 underwriting transactions, one strategic advisory transactions and seven debt capital market transactions. During the three months ended September 30, 2012, the Company completed 11 underwriting transactions, one strategic advisory transaction and three debt capital market transactions.
Brokerage
Brokerage revenues increased $5.8 million to $28.5 million for the three months ended September 30, 2013 compared with $22.7 million in the prior year quarter. This was attributable to higher commissions due to an increase in customer trading volume at the Company (even though there was an industry wide decline in volume), which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman Rose & Company, LLC (subsequently renamed Cowen Securities) during the first quarter of 2013 and equity finance revenues related to the acquisition of KDC Securities (subsequently renamed Cowen Equity Finance) in November 2012. Customer trading volumes across the industry (according to Bloomberg) decreased 3% in the three months ended September 30, 2013 compared to the same period in 2012.

Management Fees
Management fees increased $0.4 million to $9.3 million for the three months ended September 30, 2013 compared with $8.9 million in the prior year quarter. This increase was primarily related to an increase in management fees from our credit and healthcare funds.
Incentive Income
Incentive income increased $1.1 million to $2.5 million for the three months ended September 30, 2013, compared with $1.4 million in the prior year quarter. This increase was primarily related to an increase in performance fees from our credit fund.
Interest and Dividends
Interest and dividends increased $7.4 million to $11.0 million for the three months ended September 30, 2013 compared with $3.6 million in the prior year quarter. This was primarily attributable to the activity in our stock loan business which began in the fourth quarter of 2012.
Reimbursements from Affiliates
Reimbursements from affiliates remained unchanged at $1.4 million for the three months ended September 30, 2013 compared with the prior year quarter.
Other Revenues
Other revenues decreased $0.1 million to $0.6 million for the three months ended September 30, 2013 compared with $0.7 million in the prior year quarter.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.1 million to $0.4 million for the three months ended September 30, 2013 compared with $0.3 million in the prior year quarter.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $6.3 million to $53.6 million for the three months ended September 30, 2013 compared with $47.3 million in the prior year quarter. The increase is primarily due to $23.7 million higher revenues during the third quarter of 2013 as compared to 2012 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The increase is also related to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio, based on total revenues only, was 66% for the three months ended September 30, 2013, compared with 82% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 13% increase in total compensation combined with a 41% increase in total revenues. The compensation to revenue ratio, including other income (loss), was 54% for the three months ended September 30, 2013, compared with 70% for the prior year period. Average headcount increased by 8.2% for the three months ended September 30, 2013 compared to the prior year quarter.
Interest and Dividends
Interest and dividends expense increased $4.0 million to $6.1 million for the three months ended September 30, 2013 compared with $2.1 million in the prior year quarter. Interest and dividends expense relates to trading activity with respect to the Company's investments and activity in our stock loan business which began in the fourth quarter of 2012.
General, Administrative and Other Expenses
General, administrative and other expenses increased $2.2 million to $31.5 million for the three months ended September 30, 2013 compared with $29.3 million in the prior year quarter. This was primarily due to increased communications and floor brokerage and trade execution costs due to two acquisitions completed during second and fourth quarter of 2012 and one in the first quarter of 2013 which a) require additional market data services and b) generated increased trading costs and is in line with the increase in associated revenues. Marketing and business development expenses have increased due to firm wide increased marketing activity. Occupancy and depreciation and amortization costs increased due to the Dahlman Rose (renamed to Cowen Securities) acquisition completed during the first quarter of 2013.

Consolidated Funds Expenses
Consolidated Funds expenses increased $0.2 million to $0.5 million for the three months ended September 30, 2013 compared with $0.3 million for the prior year quarter.
Other Income (Loss)
Other income (loss) increased $8.7 million to $18.7 million for the three months ended September 30, 2013 compared with $10.0 million in the prior year quarter. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including our credit, PIPEs and equities strategies. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax benefit remained fairly flat for the three months ended September 30, 2013 compared with an income tax expense of $0.2 million in the prior year quarter. The Company’s tax benefit increased primarily because the Company’s foreign subsidiaries recorded lower foreign taxes resulting from decreased pre-tax income.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $5.8 million to an income of $4.8 million for the three months ended September 30, 2013 compared with a loss of $1.0 million in the prior year quarter. The period over period change was primarily from the result of an extension of the partnership agreement relating to our credit business (subsequently renamed Orchard Square Partners) and our alternative solutions business which resulted in a profit split and therefore more allocations of income to non-controlling interest holders.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

	Condensed Consolidated Statements of Operations
	(unaudited)
	Nine Months Ended September 30,		Period to Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$70,431	$50,550	$19,881	39%
Brokerage	86,583	71,282	15,301	21%
Management fees	28,518	28,515	3	—%
Incentive income	7,086	2,687	4,399	164%
Interest and dividends	30,905	14,845	16,060	108%
Reimbursement from affiliates	4,085	3,796	289	8%
Other revenues	1,519	2,398	(879)	(37)%
Consolidated Funds revenues	681	474	207	44%
Total revenues	229,808	174,547	55,261	32%
Expenses
Employee compensation and benefits	145,344	137,102	8,242	6%
Interest and dividends	20,287	7,107	13,180	185%
General, administrative and other expenses	94,593	87,670	6,923	8%
Consolidated Funds expenses	1,237	1,339	(102)	(8)%
Total expenses	261,461	233,218	28,243	12%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	32,873	41,969	(9,096)	(22)%
Consolidated Funds net gains (losses)	11,705	1,437	10,268	715%
Total other income (loss)	44,578	43,406	1,172	3%
Income (loss) before income taxes	12,925	(15,265)	28,190	(185)%
Income taxes expense (benefit)	288	496	(208)	(42)%
Net income (loss)	12,637	(15,761)	28,398	(180)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	10,509	(1,225)	11,734	(958)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$2,128	$(14,536)	$16,664	(115)%

Revenues
Investment Banking
Investment banking revenues increased $19.8 million to $70.4 million for the nine months ended September 30, 2013 compared with $50.6 million for the first nine months of 2012. During the nine months ended September 30, 2013, the Company completed 49 underwriting transactions, six strategic advisory transactions and 14 debt capital market transactions. During the nine months ended September 30, 2012, the Company completed 42 underwriting transactions, three strategic advisory transactions and seven debt capital market transactions.
Brokerage
Brokerage revenues increased $15.3 million to $86.6 million for the nine months ended September 30, 2013 compared with $71.3 million for the first nine months of 2012. This was attributable to higher commissions due to an increase in customer trading volume (even though there was an industry wide decline in volume), which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman Rose & Company, LLC (subsequently renamed to Cowen Securities) during the first quarter of 2013, fees related to the Company's acquisition of ATM in the second quarter of 2012 and equity finance revenues related to the acquisition of KDC Securities (subsequently renamed to Cowen Equity Finance) in November 2012. Customer trading volumes across the industry (according to Bloomberg) decreased 7% in the nine months ended September 30, 2013 compared to the same period in 2012.
Management Fees
Management fees remained unchanged at $28.5 million for the nine months ended September 30, 2013 compared with the first nine months of 2012.
Incentive Income
Incentive income increased $4.4 million to $7.1 million for the nine months ended September 30, 2013, compared with $2.7 million for the first nine months of 2012. This increase was primarily related to an increase in performance fees from our credit fund.
Interest and Dividends
Interest and dividends increased $16.1 million to $30.9 million for the nine months ended September 30, 2013 compared with $14.8 million for the first nine months of 2012. This was primarily attributable to the activity in our stock loan business which began in the fourth quarter of 2012.
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.3 million to $4.1 million for the nine months ended September 30, 2013 compared with $3.8 million for the first nine months of 2012.
Other Revenues
Other revenues decreased $0.9 million to $1.5 million for the nine months ended September 30, 2013 compared with $2.4 million for the first nine months of 2012.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.2 million to $0.7 million for the nine months ended September 30, 2013 compared with $0.5 million for the first nine months of 2012.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $8.2 million to $145.3 million for the nine months ended September 30, 2013 compared with $137.1 million for the first nine months of 2012. The increase is primarily due to $55.3 million higher revenues during the third quarter of 2013 as compared to 2012 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The increase is also related to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio, based on total revenues only, was 63% for the nine months ended September 30, 2013, compared with 79% for the first nine months of 2012. The decrease in the compensation to revenue ratio resulted from a 6% increase in total compensation combined with a 32% increase in total revenues. The compensation to revenue ratio, including other income (loss), was 53% for the nine months ended September 30, 2013, compared with 63% for the first nine months of 2012. Average headcount increased by 7.3% for the nine months ended September 30, 2013 compared to the prior year period.
Interest and Dividends
Interest and dividends expense increased $13.2 million to $20.3 million for the nine months ended September 30, 2013 compared with $7.1 million for the first nine months of 2012. Interest and dividends expense relates to trading activity with respect to the Company's investments and activity in our stock loan business which began in the fourth quarter of 2012.
General, Administrative and Other Expenses
General, administrative and other expenses increased $6.9 million to $94.6 million for the nine months ended September 30, 2013 compared with $87.7 million for the first nine months of 2012. This was primarily due to increased communications and floor brokerage and trade execution costs due to two acquisitions completed during second and fourth quarter of 2012 and one in the first quarter of 2013 which a) require additional market data services and b) generated increased trading costs and is in line with the increase in associated revenues. Marketing and business development expenses have increased due to firm wide increased marketing activity. Occupancy and depreciation and amortization costs increased due to the Dahlman Rose (renamed to Cowen Securities) acquisition completed during the first quarter of 2013.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.1 million to $1.2 million for the nine months ended September 30, 2013 compared with $1.3 million for the first nine months of 2012.
Other Income (Loss)
Other income (loss) increased $1.2 million to $44.6 million for the nine months ended September 30, 2013 compared with $43.4 million for the first nine months of 2012. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including our credit, PIPEs and equities strategies. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense decreased $0.2 million to $0.3 million for the nine months ended September 30, 2013 compared with $0.5 million for the first nine months of 2012. The Company’s tax expense decreased primarily because the Company’s foreign subsidiaries recorded lower foreign taxes resulting from decreased pre-tax income.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $11.7 million to an income of $10.5 million for the nine months ended September 30, 2013 compared with a loss of $1.2 million for the first nine months of 2012. The period over period change was primarily from the result of an extension of the partnership agreement relating to our credit business (subsequently renamed Orchard Square Partners) and our alternative solutions business which resulted in a profit split and therefore more allocations of income to non-controlling interest holders.
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
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
For the three months ended September 30, 2013 and 2012, the Company's alternative investment segment includes hedge funds, replication products, mutual funds, managed futures fund, fund of funds, real estate and healthcare royalty funds operating results and other investment platforms operating results.
For the three months ended September 30, 2013 and 2012, the Company's broker-dealer segment includes investment banking, research and brokerage businesses' operating results.

	Economic Income (Loss)
	Three Month Ended September 30,
	2013			2012			Total Period-to-Period
	Alternative Investment		Total 2013	Alternative Investment		Total 2012
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$27,694	$27,694	$—	$18,666	$18,666	$9,028	48%
Brokerage	—	32,035	32,035	—	22,701	22,701	9,334	41%
Management fees	14,299	—	14,299	13,426	—	13,426	873	7%
Incentive income (loss)	5,666	—	5,666	1,699	—	1,699	3,967	233%
Investment income (loss)	10,031	2,296	12,327	6,864	2,288	9,152	3,175	35%
Other revenues	156	(38)	118	168	213	381	(263)	(69)%
Total economic income revenues	30,152	61,987	92,139	22,157	43,868	66,025	26,114	40%
Economic Income Expenses
Compensation and benefits	13,539	40,291	53,830	11,759	34,490	46,249	7,581	16%
Non-compensation expenses—Fixed	9,138	16,268	25,406	8,657	15,490	24,147	1,259	5%
Non-compensation expenses—Variable	1,449	5,424	6,873	1,433	4,287	5,720	1,153	20%
Reimbursement from affiliates	(1,461)	—	(1,461)	(1,467)	—	(1,467)	6	—%
Total economic income expenses	22,665	61,983	84,648	20,382	54,267	74,649	9,999	13%
Net economic income (loss) (before non-controlling interest)	7,487	4	7,491	1,775	(10,399)	(8,624)	16,115	(187)%
Non-controlling interest	(3,825)	—	(3,825)	(301)	—	(301)	(3,524)	1,171%
Economic income (loss)	$3,662	$4	$3,666	$1,474	$(10,399)	$(8,925)	$12,591	(141)%
(a) For the three months ended September 30, 2013 and 2012, the Company has reflected $3.0 million and $2.3 million of investment income, respectively, and related compensation expense of $1.0 million and $0.8 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $92.1 million for the three months ended September 30, 2013, an increase of $26.1 million compared to Economic Income (Loss) revenues of $66.0 million in the prior year quarter. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues. The increase was primarily related to an increase in investment banking and brokerage revenues in addition to increased revenue from the alternative investment business.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues was $30.2 million for the three months ended September 30, 2013, an increase of $8.0 million compared to Economic Income (Loss) revenues of $22.2 million in the prior year quarter.
Management Fees.    Management fees for the segment increased $0.9 million to $14.3 million for the three months ended September 30, 2013 compared with $13.4 million in the prior year quarter. This increase was primarily related to an increase in management fees from our healthcare and activist funds.
Incentive Income (Loss).    Incentive income for the segment increased $4.0 million to $5.7 million for the three months ended September 30, 2013 compared with $1.7 million in the prior year quarter. This increase was primarily related to an increase in performance fees from our credit and activist funds.
Investment Income (Loss).    Investment income for the segment increased $3.1 million to $10.0 million for the three months ended September 30, 2013, compared with $6.9 million in the prior year quarter. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including activist and private investments.

Other Revenues.    Other revenues for the segment remained unchanged at $0.2 million for the three months ended September 30, 2013, compared with the prior year quarter.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $62.0 million for the three months ended September 30, 2013, an increase of $18.1 million compared with Economic Income (Loss) revenues of $43.9 million in the prior year quarter.
Investment Banking.    Investment banking revenues increased $9.0 million to $27.7 million for the three months ended September 30, 2013 compared with $18.7 million in the prior year quarter. During the three months ended September 30, 2013, the Company completed 20 underwriting transactions, one strategic advisory transactions and seven debt capital market transactions. During the three months ended September 30, 2012, the Company completed 11 underwriting transactions, one strategic advisory transaction and three debt capital market transactions.
Brokerage.    Brokerage revenues increased $9.3 million to $32.0 million for the three months ended September 30, 2013, compared with $22.7 million in the prior year quarter. This was attributable to higher commissions due to an increase in customer trading volume at the Company (even though there was an industry wide decline in volume), which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman Rose & Company, LLC (subsequently renamed Cowen Securities) during the first quarter of 2013 and equity finance revenues related to the acquisition of KDC Securities (subsequently renamed Cowen Equity Finance) in November 2012. Customer trading volumes across the industry (according to Bloomberg) decreased 3% in the three months ended September 30, 2013 compared to the same period in 2012.
Investment Income (Loss).    Investment income for the segment remained unchanged at $2.3 million income for the three months ended September 30, 2013 compared with the prior year quarter.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $7.6 million to $53.8 million for the three months ended September 30, 2013, compared with $46.2 million in the prior year quarter. The increase is due to $26.1 million higher revenues during the third quarter of 2013 as compared to 2012 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The increase is also related to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio was 58% for the three months ended September 30, 2013, compared to 70% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 16% increase in total compensation combined with a 40% increase in revenues compared to the prior year period. Average headcount increased by 8.2% for the three months ended September 30, 2013 compared to the prior year quarter.
Compensation and benefits expenses for the alternative investment segment increased $1.7 million to $13.5 million for the three months ended September 30, 2013 compared with $11.8 million in the prior year quarter. The compensation to revenue ratio was 45% for the three months ended September 30, 2013, compared to 53% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $5.8 million to $40.3 million for the three months ended September 30, 2013 compared with $34.5 million in the prior year quarter. The increase is primarily attributable to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio was 65% for three months ended September 30, 2013 compared with 79% for 2012.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $1.3 million to $25.4 million for the three months ended September 30, 2013 compared with $24.1 million in the prior year quarter. This was primarily due to increased occupancy and depreciation and amortization costs due to the Dahlman Rose (renamed to Cowen Securities) acquisition completed during the first quarter of 2013 which were only partially offset by lower service fees.
Fixed non-compensation expenses for the alternative investment segment increased $0.4 million to $9.1 million for the three months ended September 30, 2013 compared with $8.7 million in the prior year quarter. Fixed non-compensation expenses for the broker-dealer segment increased $0.8 million to $16.3 million for the three months ended September 30, 2013 compared with $15.5 million in the prior year quarter.

The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$75	$131	$(56)	(43)%
Professional, advisory and other fees	3,253	2,981	272	9%
Occupancy and equipment	6,329	5,512	817	15%
Depreciation and amortization	2,621	2,421	200	8%
Service fees	2,342	2,778	(436)	(16)%
Other	10,786	10,324	462	4%
Total	$25,406	$24,147	$1,259	5%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $1.2 million to $6.9 million for the three months ended September 30, 2013 compared with $5.7 million in the prior year quarter. The increase in floor brokerage and trade execution relate to two acquisitions completed during second and fourth quarter of 2012 and one in the first quarter of 2013 which generated increased trading costs and is in line with the increase in associated revenues.
The following table shows the components of the non-compensation expenses—variable, for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$2,858	$1,789	$1,069	60%
Expenses related to Luxembourg reinsurance companies	772	748	24	3%
Marketing and business development	3,243	3,183	60	2%
Total	$6,873	$5,720	$1,153	20%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, remained unchanged at $1.5 million for the three months ended September 30, 2013 compared with the prior year quarter.
Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors. The period over period change was the result of an extension of the partnership agreement relating to our credit business (subsequently renamed Orchard Square Partners) and our alternative solutions business which resulted in a profit split and therefore more allocations of income to non-controlling interest holders.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

	Economic Income (Loss)
	Nine Months Ended September 30,
	2013			2012			Total Period-to-Period
	Alternative Investment		Total 2013	Alternative Investment		Total 2012
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$70,431	$70,431	$—	$50,550	$50,550	$19,881	39%
Brokerage	—	93,352	93,352	—	71,282	71,282	22,070	31%
Management fees	43,050	—	43,050	42,032	—	42,032	1,018	2%
Incentive income (loss)	14,558	—	14,558	8,303	—	8,303	6,255	75%
Investment income (loss)	22,169	4,593	26,762	30,361	8,182	38,543	(11,781)	(31)%
Other revenues	381	(427)	(46)	508	186	694	(740)	(107)%
Total economic income revenues	80,158	167,949	248,107	81,204	130,200	211,404	36,703	17%
Economic Income Expenses
Compensation and benefits	37,863	108,202	146,065	42,705	91,098	133,803	12,262	9%
Non-compensation expenses—Fixed	26,878	46,285	73,163	24,216	45,810	70,026	3,137	4%
Non-compensation expenses—Variable	3,594	19,192	22,786	3,881	15,852	19,733	3,053	15%
Reimbursement from affiliates	(4,291)	—	(4,291)	(4,018)	—	(4,018)	(273)	7%
Total economic income expenses	64,044	173,679	237,723	66,784	152,760	219,544	18,179	8%
Net economic income (loss) (before non-controlling interest)	16,114	(5,730)	10,384	14,420	(22,560)	(8,140)	18,524	(228)%
Non-controlling interest	(6,517)	—	(6,517)	(900)	—	(900)	(5,617)	624%
Economic income (loss)	$9,597	$(5,730)	$3,867	$13,520	$(22,560)	$(9,040)	$12,907	(143)%
(a) For the nine months ended September 30, 2013 and 2012, the Company has reflected $5.6 million and $8.2 million of investment income, respectively, and related compensation expense of $1.8 million and $2.7 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $248.1 million for the nine months ended September 30, 2013, an increase of $36.7 million compared to Economic Income (Loss) revenues of $211.4 million for the first nine months of 2012. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues. The increase was primarily related to an increase in investment banking and brokerage revenues offset partially by a decrease in investment income.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues was $80.2 million for the nine months ended September 30, 2013, a decrease of $1.0 million compared to Economic Income (Loss) revenues of $81.2 million for the first nine months of 2012.
Management Fees.    Management fees for the segment increased $1.1 million to $43.1 million for the nine months ended September 30, 2013 compared with $42.0 million for the first nine months of 2012. This increase was primarily related to an increase in management fees from our healthcare and activist funds.
Incentive Income (Loss).    Incentive income for the segment increased $6.3 million to $14.6 million for the nine months ended September 30, 2013 compared with $8.3 million for the first nine months of 2012. This increase was primarily related to an increase in performance fees from our credit and activist funds.
Investment Income (Loss).    Investment income for the segment decreased $8.2 million to $22.2 million for the nine months ended September 30, 2013, compared with $30.4 million for the first nine months of 2012. The decrease primarily relates to a decrease in the Company's own invested capital driven by decreases in performance in certain investment strategies including our credit, PIPEs and equities strategies.
Other Revenues.    Other revenues for the segment decreased $0.1 million to $0.4 million of income for the nine months ended September 30, 2013, compared with $0.5 million of loss for the first nine months of 2012.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $167.9 million for the nine months ended September 30, 2013, an increase of $37.7 million compared with Economic Income (Loss) revenues of $130.2 million for the first nine months of 2012.
Investment Banking.    Investment banking revenues increased $19.8 million to $70.4 million for the nine months ended September 30, 2013 compared with $50.6 million for the first nine months of 2012. During the nine months ended September 30, 2013, the Company completed 49 underwriting transactions, six strategic advisory transactions and 14 debt capital market transactions. During the nine months ended September 30, 2012, the Company completed 42 underwriting transactions, three strategic advisory transactions and seven debt capital market transactions.
Brokerage.    Brokerage revenues increased $22.1 million to $93.4 million for the nine months ended September 30, 2013, compared with $71.3 million for the first nine months of 2012. This was attributable to higher commissions due to an increase in customer trading volume (even though there was an industry wide decline in volume), which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman Rose & Company, LLC (subsequently renamed to Cowen Securities) during the first quarter of 2013, fees related to the Company's acquisition of ATM in the second quarter of 2012 and equity finance revenues related to the acquisition of KDC Securities (subsequently renamed to Cowen Equity Finance) in November 2012. Customer trading volumes across the industry (according to Bloomberg) decreased 7% in the nine months ended September 30, 2013 compared to the same period in 2012.
Investment Income (Loss).    Investment income for the segment decreased $3.6 million to $4.6 million for the nine months ended September 30, 2013, compared with $8.2 million for the first nine months of 2012. The decrease is a result of a decrease in overall investment income available for allocation.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $12.3 million to $146.1 million for the nine months ended September 30, 2013, compared with $133.8 million for the first nine months of 2012. The increase is due to $36.7 million higher revenues during the first nine months of 2013 as compared to 2012 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The increase is also related to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio was 59% for the nine months ended September 30, 2013, compared to 63% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 9% increase in total compensation combined with a 17% increase in revenues compared to the prior year period. Average headcount increased by 7.3% for the nine months ended September 30, 2013 compared to the prior year period.
Compensation and benefits expenses for the alternative investment segment decreased $4.8 million to $37.9 million for the nine months ended September 30, 2013 compared with $42.7 million for the first nine months of 2012. The compensation to revenue ratio was 47% for the nine months ended September 30, 2013, compared to 53% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $17.1 million to $108.2 million for the nine months ended September 30, 2013 compared with $91.1 million for the first nine months of 2012. The increase is due to $37.8 million higher revenues during the first nine months of 2013 as compared to 2012 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 64% for nine months ended September 30, 2013 compared with 70% for 2012.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $3.2 million to $73.2 million for the nine months ended September 30, 2013 compared with $70.0 million for the first nine months of 2012. This was primarily due to increased occupancy and depreciation and amortization costs due to the Dahlman Rose (renamed to Cowen Securities) acquisition completed during the first quarter of 2013. These expense increases were partially offset by a reduction in professional fees related to lower accounting, legal and recruitment fees.
Fixed non-compensation expenses for the alternative investment segment increased $2.7 million to $26.9 million for the nine months ended September 30, 2013 compared with $24.2 million for the first nine months of 2012. Fixed non-compensation expenses for the broker-dealer segment increased $0.5 million to $46.3 million for the nine months ended September 30, 2013 compared with $45.8 million for the first nine months of 2012.

The following table shows the components of the non-compensation expenses—fixed, for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$271	$278	$(7)	(3)%
Professional, advisory and other fees	8,666	9,391	(725)	(8)%
Occupancy and equipment	17,922	15,265	2,657	17%
Depreciation and amortization	7,763	6,936	827	12%
Service fees	7,566	8,156	(590)	(7)%
Other	30,975	30,000	975	3%
Total	$73,163	$70,026	$3,137	4%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $3.1 million to $22.8 million for the nine months ended September 30, 2013 compared with $19.7 million for the first nine months of 2012. The increase in floor brokerage and trade execution relate to two acquisitions completed during second and fourth quarter of 2012 and one in the first quarter of 2013 which generated increased trading costs and is in line with the increase in associated revenues. Marketing and business development expenses have increased due to firm wide increased marketing activity.
The following table shows the components of the non-compensation expenses—variable, for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$9,481	$7,367	$2,114	29%
Expenses related to Luxembourg reinsurance companies	1,804	2,093	(289)	(14)%
Marketing and business development	11,501	10,273	1,228	12%
Total	$22,786	$19,733	$3,053	15%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, increased $0.3 million to $4.3 million for the nine months ended September 30, 2013 compared with $4.0 million for the first nine months of 2012.
Non-Controlling Interest.    Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors. The period over period change was the result of an extension of the partnership agreement relating to our credit business (subsequently renamed Orchard Square Partners) and our alternative solutions business which resulted in a profit split and therefore more allocations of income to non-controlling interest holders.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2013, we had cash and cash equivalents of $39.2 million, which includes $12.1 million held in foreign subsidiaries, and net liquid investment assets of $252.2 million.
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
As of September 30, 2013, the Company had unfunded commitments of $19.4 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $42.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through September 30, 2013, the Company has funded $29.3 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of September 30, 2013, the Company has fully funded this commitment. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time dependent on the performance of the fund, and, as of September 30, 2013, has funded $0.5 million towards this commitment. In January 2013, the Company committed $10.0 million to Orchard Square Partners Credit Fund LP (formerly known as Ramius Global Credit Fund LP). As of March 31, 2013, the Company has fully funded this commitment. In September 2012, the Company committed $10.0 million to Formation 8 Partners Fund I LP as a limited partner and funded $3.0 million through September 30, 2013. The remaining capital commitment is expected to be called over a five year period.
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
As registered broker‑dealers, Cowen and Company, ATM Execution (formerly known as Cowen Capital LLC), ATM USA, and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the basic method permitted by the Rule, ATM Execution is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 6.667% of aggregate indebtedness. ATM USA is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 6.667% of aggregate indebtedness. Cowen Equity Finance is required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2013, Cowen and Company had total net capital of approximately $52.3 million, which was approximately $51.3 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2013, ATM Execution had total net capital of approximately $3.5 million, which was approximately $2.5 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2013, ATM USA had total net capital of approximately $0.9 million, which was approximately $0.9 million in excess of its minimum net capital requirement of $6,138. As of September 30, 2013, Cowen Equity Finance had total net capital of approximately $11.5 million which was approximately $11.2 million in excess of its minimum net capital requirement of $250,000. As of August 23, 2013, Cowen Securities had been deregistered as a broker dealer and is no longer subject to the SEC's Uniform Net Capital Rule 15c3-1.
Cowen and Company and ATM Execution are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as its activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule. Similarly, ATM USA and Cowen Equity Finance are exempt from the provisions of Rule 15c3-3 under (k)(2)(i).
Proprietary accounts of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and ATM Execution and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen and Company and ATM Execution, if applicable.

Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of September 30, 2013, Ramius UK's Financial Resources of $0.5 million exceeded its minimum requirement of $0.2 million by $0.3 million. As of September 30, 2013, CIL's Financial Resources of $4.2 million exceeded its minimum requirement of $2.2 million by $2.0 million.
Cowen and Company (Asia) Limited (“CCAL”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of September 30, 2013, CCAL's Financial Resources of $1.1 million exceeded the minimum requirement of $0.4 million by $0.7 million.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of September 30, 2013, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of September 30, 2013 and multiple counterparties as of December 31, 2012.
There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of September 30, 2013 and December 31, 2012:

As of September 30, 2013
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Royal Bank of Canada bearing interest of 1.75% due June 2015 to January 2016	$6,311
$6,311

As of December 31, 2012
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.2% due January 31, 2013 to June 25, 2013	$29,039
Agreements with Barclays Capital Inc bearing interest of (0.05%) - 0.23% due January 1, 2013	136,906
$165,945
For all of the Company's holdings of Repurchase Agreements as of September 30, 2013, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements continue on a day-to-day basis.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $122.3 million for the nine months ended September 30, 2013 was predominately related to proceeds from sales of securities owned only partially offset by a) purchases of securities owned b) cash used to pay for year end bonuses and c) a decrease in payable to brokers. Net cash used by operating activities of $103.2 million for the nine months ended September 30, 2012 was predominately related to a) cash paid related to an increase in cash held at other brokers, b) cash used to pay for year end bonuses and c) cash used to purchase short positions and cover short investments partially offset by cash received from sales of securities held at broker dealers.
Investing Activities.    Net cash provided by investing activities of $5.4 million for the nine months ended September 30, 2013 was primarily related to the proceeds from sales of other investments offset partially by purchases of other investments. Net cash provided by investing activities of $159.2 million for the nine months ended September 30, 2012 was primarily related to increase repurchase agreement activity partially offset by cash used for an acquisition.

Financing Activities.    Net cash used in financing activities for the nine months ended September 30, 2013 of $172.0 million and the nine months ended September 30, 2012 of $129.2 million was primarily related to increase repurchase agreement activity, the purchase of treasury stock and payment by the consolidated funds to investors for capital withdrawals
Short-Term Borrowings and other debt
In January 2013, the Company borrowed $2 million to fund insurance premium payments. This notes bears interest at 2.22% and is due on December 1, 2013, with monthly payment requirements of $0.2 million. As of September 30, 2013,the outstanding balance on this note payable was $0.5 million. Interest expense for the three and nine months ended September 30, 2013 was insignificant.
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of September 30, 2013, the remaining balance on these capital leases was $2.9 million. Interest expense was $0.1 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013, the Company has the following five irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 12, 2014
New York	$1,191	September 3, 2014
New York	$6,746	December 12, 2013
New York	$1,000	February 22, 2014
New York	$1,861	March 19, 2014
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2013 and December 31, 2012, there were no amounts due related to these letters of credit.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of September 30, 2013. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
Cowen and Company and ATM Execution are members of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
Securities lending indemnifications
Through the Company's securities lending program, the Company can borrow and lend customers' securities, via custodial and non-custodial arrangements, to third parties. As part of this program, the Company provides a guarantee in an aggregate amount of $150 million to counterparties of the securities lending agreements, which protects the lender against the failure of the third-party borrower to return the lent securities in the event the Company did not obtain sufficient collateral. To minimize its liability under these indemnification agreements, the Company obtains cash collateral with a value exceeding 100% of the market value of the securities on loan from the borrower. Collateral is marked to market daily to assure that collateralization is adequate. Additional collateral is called from the borrower if a shortfall exists, or collateral may be released to the borrower in the event of overcollateralization. If a borrower defaults, the Company would use the collateral held to purchase replacement securities in the market or to credit the lending customer with the cash equivalent thereof.
In conjunction with the acquisition of Cowen Securities the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third party bank prior to the acquisition. The value of these loans at September 30, 2013 was $2.6 million.

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
Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). Exchange-traded derivatives, such as futures contracts and exchange-traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures and currency forwards are included within other assets on the accompanying condensed consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the accompanying condensed consolidated statements of financial condition.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. The condensed consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 13 "Commitments and Contingencies" in our condensed consolidated financial statements for the quarter ended September 30, 2013 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3h. "New accounting pronouncements" in our condensed condensed consolidated financial statements for the quarter ended September 30, 2013 and "Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC on March 7, 2013.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and nine months ended September 30, 2013, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2013.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
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
There have been no developments with respect to the Company’s legal proceedings that occurred during the three months ended September 30, 2013.
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
Item 2.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $35.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended September 30, 2013, through the share repurchase program, the Company repurchased 724,647 shares of Cowen Class A common stock at an average price of $3.43 per share. In September 2013, the Company also reissued 24,744 shares of treasury stock valued at $65,000 in the aggregate based on the volume weighted average price over the term of the agreement for services provided to the Company. This issuance of treasury stock was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) thereof for transaction by an issuer not involving any public offering.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1(July 1, 2013 – July 31, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	16,538	$3.34	—	—
Total	16,538	$3.34

Month 2 (August 1, 2013 – August 31, 2013)
Common stock repurchases(1)	561,919	$3.48	—	—	(3)
Employee transactions(2)	55,455	$3.60	—	—
Total	617,374	$3.49

Month 3 (September 1, 2013 – September 30, 2013)
Common stock repurchases(1)	162,728	$3.28	—	—	(3)
Employee transactions(2)	28,435	$3.25	—	—
Total	191,163	$3.27

Total (July 1, 2013 – September 30, 2013)
Common stock repurchases(1)	724,647	$3.43	—	—	(3)
Employee transactions(2)	100,428	$3.46	—	—
Total	825,075	$3.43

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $35.0 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer and President (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	November 7, 2013	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

E- 1