Form 10-K
period 2013-12-31
COWEN GROUP, INC.
filed 2014-03-03
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2013	Commission file number: 001-34516
Cowen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0423711 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $311,324,854.
As of February 28, 2014 there were 115,042,048 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders.

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
Item 1.    Business
Overview
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen", "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, and sales and trading services through its two business segments: Ramius LLC and its affiliates (“Ramius”) comprise the Company's alternative investment segment, while Cowen and Company, LLC ("Cowen and Company") and its affiliates comprise the Company's broker-dealer segment. For a discussion of certain financial information broken down by segment, please see the notes to the Company's consolidated financial statements.
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including small-cap activism, healthcare royalties, customized solutions, event driven equity, real estate, long/short credit and managed futures. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $9.4 billion of assets under management as of January 1, 2014.
Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in our target sectors ("Target Sectors"): healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), clean technology, energy, metals and mining, transportation, chemicals and agriculture. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.
Principal Business Lines
Alternative Investment Products and Services
Hedge Fund Strategies
The Company's hedge funds are focused on addressing the needs of institutional investors and high net worth individuals to preserve and grow allocated capital. The Company and its affiliates offer a number of single-strategy hedge funds, including strategies focused on merger arbitrage, global long/short credit and small-cap activism. The Company also serves as investment advisor to Ramius Event Driven Equity Fund, a mutual fund that offers U.S. investors exposure to a broad spectrum of transformative corporate events with a core focus on shareholder activism. The Company and its affiliates also manage certain multi-strategy hedge funds that are currently in wind-down. The majority of assets remaining in these funds include private investments in public companies, investments in private companies, real estate investments and special situations.
Alternative Solutions
The Company's alternative solutions business offers a range of customized hedge fund investment and advisory solutions, including customized and commingled fund of funds, hedge fund replication, liquid alternative risk premia products, customized solutions and mutual funds to a global institutional client base.  The Company's alternative solutions business also develops and manages customized investment portfolios, which may include a combination of direct hedge fund investments, liquid alternative risk premia products and hedging overlays. The Company's alternative solutions business has also launched two mutual funds, Ramius Dynamic Replication Fund and Ramius Strategic Volatility Fund, which offer U.S. retail investors access to liquid alternative investment strategies.
Ramius Trading Strategies
The Company’s managed futures fund business offers investors access to returns uncorrelated with the public equity and debt markets while maintaining a strong liquidity profile. In order to achieve this objective, the Company’s managed futures fund business identifies, and allocates capital to various third party commodity trading advisors that pursue a managed futures strategy in a managed account format. The Company’s managed futures fund business serves as investment adviser to various commodity pools including Ramius Trading Strategies Managed Futures Fund, a mutual fund that offers U.S. investors access to a multi-manager strategy that seeks to capture returns tied to a combination of global macroeconomic trends in the commodity futures and financial futures markets and interest income and capital appreciation.
Real Estate
The Company's real estate business focuses on generating attractive, risk adjusted returns by using our owner/manager approach to underwriting, structuring, financing and redevelopment of all real estate property types since 1999. This approach emphasizes a focus on real estate fundamentals and potential market inefficiencies. The RCG Longview platform provides senior bridge loans, subordinated mortgages, mezzanine loans, and preferred equity through its debt fund series, and makes equity investments through its equity fund. As of December 31, 2013, the members of the general partners of the RCG Longview platform and its affiliates, independent of the RCG Longview funds, collectively owned interests in and/or manage over 21,000 apartments and approximately 20 million square feet of commercial space for their own accounts. As of December 31, 2013, the Ramius Urban American funds owned interests in and managed approximately 9,000 multi family housing units in the New York metropolitan area. The Company's ownership interests in the various general partners of the RCG Longview funds and Ramius Urban American Funds range from 20% to 55%.
HealthCare Royalty Partners ("HRP") (formerly Cowen HealthCare Royalty Partners)
The Company’s healthcare royalties business invests principally in commercial-stage biopharmaceutical products and companies through the purchase of royalty or synthetic royalty interests and structured debt and equity instruments (through the funds managed by HRP (the "HRP Funds")). The HRP Funds seek these royalty interests in end-user sales of commercial-stage or near commercial-stage medical products such as pharmaceuticals, biotechnology products and medical devices. We share the net management fees from the HRP Funds equally with the founders of the HRP Funds. In addition, we have interests in the general partners of the HRP Funds ranging from 25% to 40.2%.
Broker-Dealer Business
Investment Banking
Our investment banking professionals are focused on providing strategic advisory and capital raising services to U.S. and international public and private companies in the Company's Target Sectors. By focusing on Cowen and Company's target sectors over a long period of time, we have developed a significant understanding of the unique challenges and demands with respect to public and private capital raising and strategic advice in these sectors. Our advisory and capital raising capabilities begin at the early stages of a private company's accelerated growth phase and continue through its evolution as a public company. Our advisory business focuses on mergers and acquisitions, including providing fairness opinions and providing advice on other strategic transactions. Our capital markets capabilities include equity, including private investments in public equity and registered direct offerings, credit and fixed income, including public and private debt placements, exchange offers, consent solicitations and tender offers, as well as origination and distribution capabilities for convertible securities. We have a unified capital markets group which we believe allows us to be effective in providing cohesive solutions for our clients. Historically, a significant majority of Cowen and Company's investment banking revenue has been earned from high-growth small and mid-capitalization companies.
Brokerage
Our team of brokerage professionals serves institutional investor clients in the United States and internationally. Cowen and Company trades common stocks, listed options and equity-linked securities on behalf of its clients. We also provide our clients with an electronic execution suite. As a result of our acquisition of ATM USA, LLC ("ATM USA") and Algorithmic Trading Management, LLC ("ATM LLC"), we provide global, multi-asset class algorithmic execution trading models to both buy side and sell side clients as well as offering execution capabilities relating to these trading models through ATM Execution LLC (formerly Cowen Capital LLC). In addition, we now engage in the securities lending business through Cowen Equity Finance. We have relationships with over 1,000 institutional investor clients. Our brokerage team is comprised of experienced professionals dedicated to Cowen and Company's target sectors, which allows us to develop a level of knowledge and focus that we believe differentiates our brokerage capabilities from those of many of our competitors. We tailor our account coverage to the unique needs of our clients. We believe that our sector traders are able to provide superior execution because of their knowledge of the interests of our institutional investor clients in specific companies in Cowen and Company's target sectors.
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

Research
As of December 31, 2013, we had a research team of 42 senior analysts covering approximately 700 companies. Within our coverage universe, approximately 25% are healthcare companies, 19% are TMT (technology, media and telecom) companies, 19% are energy companies, 12% are capital goods and industrial companies, 11% are basic materials companies, 7% are consumer companies, and 6% are REITs. Our differentiated approach to research focuses our analysts' efforts toward delivering specific investment ideas and de-emphasizes maintenance research.  We sponsor a number of conferences every year that are focused on our target sectors and sub-sectors. During these conferences we highlight our investment research and provide significant investor access to corporate management teams.
Information About Geographic Areas
We are principally engaged in providing alternative investment services to global institutional investors and investment banking sales and trading and research services to corporations and institutional investor clients primarily in the United States. We provide investment banking services to companies in China through Cowen and Company (Asia) Limited ("Cowen Asia"). We provide investment banking services to companies and institutional investor clients in Europe through our U.K. broker-dealer, Cowen International Limited ("CIL").
Employees
As of March 3, 2014, the Company had 633 employees.
Competition
We compete with many other firms in all aspects of our business, including raising funds, seeking investment opportunities and hiring and retaining professionals, and we expect our business will continue to be highly competitive. The alternative investment and investment banking industries are currently undergoing contraction and consolidation, reducing the number of industry participants and generally resulting in the larger firms being better positioned to retain and gain market share. We compete in the United States and globally for investment opportunities, investor capital, client relationships, reputation and talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise additional amounts of capital to pursue investment strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, our investment performance and processes, the breadth of our business platform and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see "Item 1A Risk Factors-Risks Related to the Company's Alternative Investment Business" and "Risk Factors-Risks Related to the Company's Broker-Dealer Business."
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
We are also subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Securities Act of 1933, as amended (the "Securities Act"), and various other statutes. Many of the investment advisers to our alternative investment funds are also subject to regulation by the National Futures Association (the "NFA") and the U.S. Commodity Futures Trading Commission (the "CFTC"). In addition, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974 ("ERISA"). In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority ("FCA"), in Luxembourg by the Commission de Surveillance du Secteur Financier, in Japan by the Financial Services Agency and in Hong Kong by the Securities and Futures Commission ("SFC"). Our investment activities around the globe are subject to a variety of regulatory regimes that vary country by country and starting in July, 2014, certain of our investment advisers marketing alternative investment funds to investors domiciled in the European Union and/or advising alternative investment funds domiciled in the European Union will become subject to the Alternative Investment Fund Manager Directive (the “AIFMD”). Also, our captive insurance and reinsurance companies are regulated by the New York State Department of Finance and the Luxembourg Commissariat aux Assurances, respectively.
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
The FSOC has released a proposed rule regarding its authority to require the supervision and regulation of systemically significant non-bank financial companies. On October 26, 2011, the SEC adopted Rule 204(b)-1 under the Advisers Act, which requires certain advisers to file information under the new Form PF. The information is mandated by the Dodd-Frank Act and is intended for use by FSOC in an effort to measure systemic risk. Most of our registered investment advisers file Form PF on a quarterly basis and several of our registered investment advisers which are also registered commodity pool operators (“CPOs”) and commodity trading advisers (“CTAs”) file Form CPO-PQR and Form CTA-PR, respectively with the CFTC on a quarterly basis as well. In addition, on February 9, 2012 the CFTC issued final rules on the registration and compliance of CPOs, including rescinding an exemption relating to private funds and narrowing an exception from registration with respect to registered investment companies. These new rules have resulted in additional regulatory and registration requirements with respect to certain of the private funds, commodity pools and registered funds managed by our investment advisers. In addition, in July 2013, rules relating to portfolio reconciliation and swap trading relationship documentation went into effect. See "Item 1A Risk Factors" for more information.
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
Cowen and Company is a registered broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Self-regulatory organizations, including the Financial Industry Regulatory Authority ("FINRA"), adopt and enforce rules governing the conduct and activities of its member firms, including Cowen and Company, ATM Execution LLC (formerly Cowen Capital LLC), ATM USA and Cowen Equity Finance. In addition, state securities regulators have regulatory or oversight authority over our broker-dealer entities. Accordingly, Cowen and Company, ATM Execution LLC (formerly Cowen Capital LLC), ATM USA and Cowen Equity Finance are subject to regulation and oversight by the SEC and FINRA. Cowen and Company is also a member of, and subject to regulation by, the New York Stock Exchange ("NYSE"), the NASDAQ OMX PHLX, the NYSE MKT LLC, the International Stock Exchange and the Nasdaq Stock Exchange.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds, securities and information, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as registered broker-dealers and members of various self-regulatory organizations, Cowen and Company and ATM Execution LLC (formerly Cowen Capital LLC), ATM USA and Cowen Equity Finance are subject to the SEC's uniform net capital rule. Rule 15c3-1 under the Exchange Act. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiaries may be limited.
The research functions of investment banks have been, and continue to be, the subject of regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE and the predecessor to FINRA adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. The requirements resulting from these regulations have necessitated the development and enhancement of corresponding policies and procedures. In 2012, the JOBS Act was passed which, among other things, liberalized a number of the restrictions between equity research analysts and investment banking personnel with respect to emerging growth companies.
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
Item 1A.    Risk Factors
RISK FACTORS
Risks Related to the Company's Businesses and Industry
        For purposes of the following risk factors, references made to the Company's funds include hedge funds and other alternative investment products, services and solutions offered by the Company, investment vehicles through which the Company invests its own capital, funds in the Company's fund of funds business and real estate funds. References to the Company's broker-dealer business include Cowen and Company, ATM Execution LLC (formerly Cowen Capital LLC), ATM USA and Cowen Equity Finance LP ("Cowen Equity Finance").
The Company
The Company's alternative investment and broker-dealer businesses have incurred losses in recent periods and may incur losses in the future.
The Company's broker-dealer and alternative investment businesses have incurred losses in recent periods. For example, the Company's broker-dealer business incurred losses in each of the years ended December 31, 2013, 2012 and 2011. In addition, the Company's alternative investment business incurred losses in each of the years ended December 31, 2009 and 2008. The Company may incur losses in any of its future periods. Future losses may have a significant effect on the Company's liquidity as well as our ability to operate.
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
Our people are our most valuable resource. Our success depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals. Our employees' reputations and relationships with our clients are critical elements in obtaining and executing client engagements. The Company may encounter intense competition for qualified employees from other companies inside and outside of their industries. From time to time, the Company has experienced departures of professionals. Losses of key personnel have occurred and may occur in the future. In addition, if any of our client-facing employees or executive officers were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of the services of the Company.

The success of our businesses is based largely on the quality of our employees and we must continually monitor the market for their services and seek to offer competitive compensation. In challenging market conditions, such as have occurred in recent years, it may be difficult to pay competitive compensation without the ratio of our compensation and benefits expense to revenues becoming higher. In addition, a portion of the compensation of many of our employees takes the form of restricted stock or deferred cash that vest over a period of years, which is not as attractive to existing and potential employees as compensation consisting solely of cash or a lesser percentage of stock or other deferred compensation that may be offered by our competitors.
Difficult market conditions, market disruptions and volatility have adversely affected, and may in the future adversely affect, the Company's businesses, results of operations and financial condition.
The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses may be materially affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts, protests or security operations). Recently the fiscal cliff and debt ceiling debates in the United States impacted global credit and other financial markets and resulted in substantial stress, volatility, illiquidity and disruption. These factors, combined with volatile commodity prices and foreign exchange rates, contributed to recessionary economic conditions globally and deterioration in consumer and corporate confidence. These type of market conditions could affect the level and volatility of securities prices and the liquidity and the value of investments in the Company's funds, including Ramius Enterprise LP (which we refer to as Enterprise Fund), Cowen Overseas Investment LP (which we refer to as COIL), and other investments, respectively, in which the Company has investments of approximately $102.4 million, $178.4 million, and $9.4 million, respectively, of its own capital as of December 31, 2013, and the Company may not be able to effectively manage its alternative investment business's exposure to these market conditions. Losses in the Enterprise Fund, COIL or other private investments could adversely affect our results of operations.
Volatility in the value of the Company's investments and securities portfolios or other assets and liabilities or negative returns from the investments made by the Company could adversely affect the financial condition or results of operations of the Company.
The Company invests a significant portion of its capital base to help drive results and facilitate growth of its alternative investment and broker-dealer businesses. As of December 31, 2013, the Company's invested capital amounted to a net value $427.6 million (supporting a long market value of $532.9 million), representing approximately 84% of Cowen Group's stockholders' equity presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In accordance with U.S. GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including funds, will result in volatility of the Company's results. In addition, the investments made by the Company may not generate positive returns. As a result, changes in value or negative returns from investments made by the Company may have an adverse effect on the Company's financial condition or operations in the future.
If the Company were deemed an "investment company" under the U.S. Investment Company Act, applicable restrictions could make it impractical for the Company to continue its respective businesses as contemplated and could have a material adverse effect on the Company's businesses and prospects.
We do not believe that we are an "investment company" as defined in the U.S. Investment Company Act of 1940, as amended, because the nature of our assets and the sources of our income exclude us from the definition of investment company in the Investment Company Act and we are primarily engaged in a non-investment company business.
 The Investment Company Act and the rules thereunder contain detailed requirements for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. The Company intends to conduct its operations so that the Company will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause the Company to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on its capital structure, ability to transact business with affiliates (including subsidiaries) and ability to compensate key employees, could make it impractical for the Company to continue its business as currently conducted, impair the agreements and arrangements between and among it, its subsidiaries and its senior personnel, or any combination thereof, and materially adversely affect its business, financial condition and results of operations. Accordingly, the Company may be required to limit the amount of investments that it makes as a principal or otherwise conduct its business in a manner that does not subject the Company to the registration and other requirements of the Investment Company Act.
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
The Company is a holding company and primarily depends on its subsidiaries to fund its operations. Cowen and Company, ATM Execution LLC (formerly Cowen Capital LLC), ATM USA and Cowen Equity Finance are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. CIL, the Company's U.K. registered broker-dealer subsidiary, is subject to the capital requirements of the U.K. Financial Conduct Authority (the "FCA"). Cowen Asia is subject to the financial resources requirements of the SFC of Hong Kong. Any failure to comply with these capital requirements could impair the Company's ability to conduct its investment banking business.
The Company and its funds and/or Cowen and Company and the Company's other broker-dealer subsidiaries may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions which could have a material adverse effect on the Company's businesses and the performance of the funds in its alternative investment business.
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
The Company may need to modify the strategies or operations of its alternative investment business, face increased constraints or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. The Company's alternative investment business is subject to regulation by various regulatory authorities both within and outside the United States that are charged with protecting the interests of investors. The activities of certain of the Company's subsidiaries are regulated primarily within the United States by the SEC, FINRA, the NFA and the CFTC, as well as various state agencies, and are also subject to regulation by other agencies in the various jurisdictions in which they operate and are offered, including the FCA, the German Federal Financial Supervisory Authority the Commission de Surveillance du Secteur Financier in Luxembourg and the European Securities and Markets Authority. The activities of our investment advisor entities are all regulated by the SEC due to their registrations as U.S. investment advisers. Certain of these entities are also all registered as CPOs and/or CTAs with the National Futures Association. Starting in July 2014, certain of our investment advisers marketing alternative investment funds to investors domiciled in the European Union and/or advising alternative investment funds domiciled in the European Union will become subject to the AIFMD.
In addition, the Company's alternative investment business is subject to regulation in the jurisdictions in which organizes and offers its various investment products. These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant permits and to regulate marketing and sales practices and the maintenance of adequate financial resources as well as significant reporting obligations to regulatory authorities. The Company is also subject to applicable anti-money laundering regulations and net capital requirements in the jurisdictions in which it operates. Additionally, the regulatory environment in which the Company operates frequently changes and has seen significant increased regulation in recent years and it is possible that this trend may continue. In addition, in July 2013, CFTC rules relating to portfolio reconciliation and swap trading relationship documentation went into effect. Such additional regulation could, among other things, increase compliance costs or limit our ability to pursue investment opportunities and strategies.
The regulatory environment continues to be turbulent. There is an extraordinary volume of regulatory discussion papers, draft directives and proposals being issued around the world and these initiatives are not always coordinated. The European Commission has issued the new AIFMD, recommendations on directors' pay and financial services sector compensation and proposals on packaged retail investment products. In addition, the predecessor to the FCA has issued a discussion paper entitled "A Regulatory Response to the Global Banking Crisis" as well as undertaken an exercise to collect data to assess the systemic risk that hedge funds may or may not pose. The Bank of England is also collecting data on the systemic risk of hedge funds. Recent rulemaking by the SEC and other regulatory authorities outside the United States have imposed trading restrictions and reporting requirements on short selling, which have impacted certain of the investment strategies of the Company's investment funds and managed accounts, and continued restrictions on or further regulations of short sales could negatively impact the performance of the investment funds and managed accounts.
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
The Company is subject to third party litigation risk and regulatory risk which could result in significant liabilities and reputational harm which, in turn, could materially adversely affect its business, results of operations and financial condition.
The Company depends to a large extent on its reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with the Company's services, it may be more damaging in its business than in other businesses. Moreover, the Company's role as advisor to clients on underwriting or merger and acquisition transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Such activities may subject the Company to the risk of significant legal liabilities to clients and aggrieved third parties, including stockholders of clients who could commence litigation against the Company. Although the Company's investment banking engagements typically include broad indemnities from its clients and provisions to limit exposure to legal claims relating to such services, these provisions may not protect the Company, may not be enforceable, or may be with foreign companies requiring enforcement in foreign jurisdictions which may raise the costs and decrease the likelihood of enforcement. As a result, the Company may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and/or adverse judgments. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on our results of operations or cause significant reputational harm, which could seriously harm our business and prospects.
In general, the Company is exposed to risk of litigation by investors in its alternative investment business if the management of any of its funds is alleged to have engaged in negligence or dishonesty. Investors could sue to recover amounts lost by the Company's funds due to any alleged misconduct, up to the entire amount of the loss. In addition, the Company faces the risk of litigation from investors in the Company's funds if restrictions applicable to such funds are violated. We may also be exposed to litigation by investors in the Company's alternative solutions platform for losses resulting from similar conduct at an underlying fund. Furthermore, the Company may be subject to litigation arising from investor dissatisfaction with the performance of the Company's funds and the funds invested in by the Company's alternative solutions platform. In addition, the Company is exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. In the majority of such actions the Company would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although the Company is indemnified by the Company's funds, our rights to indemnification may be challenged. If the Company is required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds, if any, or fails to obtain indemnification from its funds, our business, results of operations and financial condition could be materially adversely affected. In its alternative investment business, the Company is exposed to the risk of litigation if a fund suffers catastrophic losses due to the failure of a particular investment strategy or due to the trading activity of an employee who has violated market rules or regulations. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances which are materially damaging to the Company's reputation and businesses.
The potential for conflicts of interest within the Company, and a failure to appropriately identify and deal with conflicts of interest could adversely affect our businesses.
Due to the combination of our alternative investment and investment banking businesses, we face an increased potential for conflicts of interest, including situations where our services to a particular client or investor or our own interests in our investments conflict with the interests of another client. Such conflicts may also arise if our investment banking business has access to material non-public information that may not be shared with our alternative investment business or vice versa. Additionally, our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions.
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
There is a risk that the Company's employees or partners, or the managers of funds invested in by the Company's alternative solutions platform, could engage in misconduct that materially adversely affects the Company's business, including a decrease in returns on its own invested capital. The Company is subject to a number of obligations and standards arising from its businesses. The violation of these obligations and standards by any of the Company's employees could materially adversely affect the Company and its investors. For instance, the Company's businesses require that the Company properly deal with confidential information. If the Company's employees were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. If one of the Company's employees were to engage in misconduct or were to be accused of such misconduct, the business and reputation of the Company could be materially adversely affected.
The Company may be unable to successfully identify, manage and execute future acquisitions, investments and strategic alliances, which could adversely affect our results of operations.
We intend to continually evaluate potential acquisitions, investments and strategic alliances to expand our alternative investment and broker-dealer businesses. In the future, we may seek additional acquisitions, investments, strategic alliances or similar arrangements, which may expose us to risks such as:

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
The Company's amended and restated certificate of incorporation and bylaws contain several provisions that may make it more difficult for a third party to acquire control of the Company, even if such acquisition would be financially beneficial to the Company's stockholders. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in the Company's stockholders receiving a premium over the then-current trading price of our common stock. For example, the Company's amended and restated certificate of incorporation authorizes its board of directors to issue up to 10,000,000 shares of "blank check" preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire the Company. In addition, the Company's amended and restated bylaws provide for an advance notice procedure with regard to the nomination of candidates for election as directors and with regard to business to be brought before a meeting of stockholders. The Company is also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an "interested stockholder," the Company may not enter into a "business combination" with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For the purposes of Section 203, "interested stockholder" means, generally, someone owning 15% or more of the Company's outstanding voting stock or an affiliate of the Company that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may adversely impact the Company's business.
The Dodd-Frank Act, signed into law on July 21, 2010, represents a comprehensive overhaul of the financial services industry within the United States and is being implemented through extensive rulemaking by the SEC and other governmental agencies. In addition, the Dodd-Frank Act established the federal Bureau of Consumer Financial Protection (the "BCFP") and the FSOC and will require the BCFP and FSOC, among other federal agencies, to implement new rules and regulations. Some of these new rules have already been adopted, including new rules which require certain investment advisers to file information under Form PF and rules that require certain registered investment advisers which are also registered CPOs and CTAs to file Form CPO-PQR and Form CTA-PR, respectively, with the CFTC. These filings require extensive information and we may incur significant costs to satisfy these new filing requirements. As these rules and resulting changes are recent developments, it is not practical at this time to assess the full impact that the Dodd-Frank Act or the resulting rules and regulations will have on the Company's business or the financial services industry within the United States.
Risks Related to the Company's Alternative Investment Business
The Company's profitability may be adversely affected by decreases in revenue relating to changes in market and economic conditions.
Market conditions have been and remain inherently unpredictable and outside of the Company's control, and may result in reductions in the Company's revenue and results of operations. Such reductions may be caused by a decline in assets under management, resulting in lower management fees and incentive income, an increase in the cost of financial instruments, lower investment returns or reduced demand for assets held by the Company's funds, which would negatively affect the funds' ability to realize value from such assets or continued investor redemptions, resulting in lower fees and increased difficulty in raising new capital.
These factors may reduce the Company's revenue, revenue growth and income and may slow the growth of the alternative investment business or may cause the contraction of the alternative investment business. In particular, negative fund performance reduces assets under management, which decreases the management fees and incentive income that the Company earns. Negative performance of the Enterprise Fund, COIL and other private investments also decreases revenue derived from the Company's returns on investment of its own capital.
The Company's ability to increase revenues and improve profitability will depend on increasing assets under management in existing products and developing and marketing new products and strategies.
The Company’s alternative investment business generates management and incentive fee income based on its assets under management. If the Company is unable to increase its assets under management in its existing products it may be difficult to increase its revenues. The Company has recently developed and launched several new products, including mutual funds that seek to offer U.S. investors the ability to invest in alternative investment strategies, and the Company may also launch funds focusing on new investment strategies. If these products or strategies are not successful, thee Company's profitability could be adversely affected.
The Company's revenues and, in particular, its ability to earn incentive income, would be adversely affected if its funds or managed accounts fall beneath their "high-water marks" as a result of negative performance.
Incentive income, which has historically comprised a substantial portion of the Company’s alternative investment business annual revenues, is, in most cases, subject to "high-water marks" whereby incentive income is earned by the Company only to the extent that the net asset value of a fund or managed account at the end of a measurement period exceeds the highest net asset value as of the end of a preceding measurement period for which the Company earned incentive income. The Company's incentive allocations are also subject, in some cases, to performance hurdles or benchmarks. To the extent the Company's funds or managed accounts experience negative investment performance, the investors in these funds or managed accounts would need to recover cumulative losses before the Company can earn incentive income with respect to the investments of those investors who previously suffered losses.
It may be difficult for the Company's alternative investment business to retain investment professionals during periods where market conditions make it more difficult to generate positive investment returns.
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

Investors in the Company's funds and investors with managed accounts may generally redeem their investments with prior notice, subject to certain initial holding periods. Investors may reduce the aggregate amount of their investments, or transfer their investments to other funds or asset managers with different fee rate arrangements, for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Furthermore, investors in the Company's funds may be investors in products managed by other alternative asset managers where redemptions have been restricted or suspended. Such investors may redeem capital from Company's funds, even if the Company's funds' performance is superior, due to an inability to redeem capital from other managers. Increased volatility in global markets could accelerate the pace of fund and managed account redemptions. Redemptions of investments in the Company's funds could also take place more quickly than assets may be sold by those funds to meet the price of such redemptions, which could result in the relevant funds and/or the Company being in breach of applicable legal, regulatory and contractual requirements in relation to such redemptions, resulting in possible regulatory and investor actions against the Company and/or the Company's funds. If the Company's funds or managed accounts underperform, existing investors may decide to reduce or redeem their investments or transfer asset management responsibility to other asset managers and the Company may be unable to obtain new alternative investment business. Any such action could potentially cause further redemptions and/or make it more difficult to attract new investors.
The redemption of investments in the Company's funds or in managed accounts could also adversely affect the revenues of the Company's alternative investment business, which are substantially dependent upon the assets under management in the Company's funds. If redemptions of investments cause revenues to decline, they would likely have a material adverse effect on our business, results of operations or financial condition. As a result of the disruptions and the resulting uncertainty during the second half of 2008 and early 2009, the Company's alternative investment business experienced an increase in the level of redemptions from the Company's funds and managed accounts. If this level of redemption activity returns, it could become more difficult to manage the liquidity requirements of the Company's funds, making it more difficult or more costly for the Company's funds to liquidate positions rapidly to meet redemption requests or otherwise. This in turn may negatively impact the Company's returns on its own invested capital.
In addition to the impact on the market value of assets under management, illiquidity and volatility of the global financial markets could negatively affect the ability of the Company's alternative investment business to manage inflows and outflows from the Company's funds. Several alternative investment managers, including the Company's alternative investment business, have in the past exercised, and may in the future exercise, their rights to limit, and in some cases, suspend, redemptions from the funds they manage. The Company's alternative investment business has also negotiated, and may in the future negotiate, with investors or exercise such rights in an attempt to limit redemptions or create a variety of other investor structures to bring fund assets and liquidity requirements into a more manageable balance. To the extent that the Company's alternative investment business has negotiated with investors to limit redemptions, it may be likely that such investors will continue to seek further redemptions in the future. Such actions may have an adverse effect on the ability of the Company's funds to attract new capital to existing funds or to develop new investment platforms. The Company's fund of funds platform may also be adversely impacted as the hedge funds in which it invests themselves face similar investor redemptions or if such hedge funds exercise their rights to limit or suspend the Company's redemptions from such funds. Poor performance relative to other asset management firms may result in reduced investments in the Company's funds and managed accounts and increased redemptions from the Company's funds and managed accounts. As a result, investment underperformance would likely have a material adverse effect on the Company's results of operations and financial condition.
Hedge fund investments, including the investments of the Company's own capital in the Enterprise Fund, COIL and other private investments, are subject to other additional risks.
Investments by the Company's funds (including the Enterprise Fund, COIL and other private investments, in which the Company's own capital is invested) are subject to certain risks that may result in losses. Decreases to assets under management as a result of investment losses or client redemptions may have a material adverse effect on the Company's revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Additional risks include the following:

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

•
Hedge funds are subject to risks due to the potential illiquidity of assets. Hedge funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. The timely sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or highly costly for hedge funds to liquidate positions rapidly to meet margin calls, redemption requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time, if the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limitations on the market. In addition, increased levels of redemptions may result in increased illiquidity as more liquid assets are sold to fund redemptions. Moreover, these risks may be exacerbated for the Company's alternative solutions platform. For example, if the Company's alternative solutions platform invested in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for the Company's alternative solutions portfolios would be compounded. Furthermore, certain of the investments of the Company's alternative solutions platform were in third party hedge funds that halted redemptions in the recent past in the face of illiquidity and other issues, and could do so again in the future.

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

If the Company's or managed account's counterparty for any of its derivative or non-derivative contracts defaults on the performance of those contracts, the Company may not be able to cover its exposure under the relevant contract.
The Company's funds and managed accounts enter into numerous types of financing arrangements with a wide array of counterparties around the world, including loans, hedge contracts, swaps, repurchase agreements and other derivative and non-derivative contracts. The terms of these contracts are generally complex and often customized and generally are not subject to regulatory oversight. The Company is subject to the risk that the counterparty to one or more of these contracts may default, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur at any time without notice. Additionally, the Company may not be able to take action to cover its exposure if a counterparty defaults under such a contract, either because of a lack of the contractual ability or because market conditions make it difficult to take effective action. The impact of market stress or counterparty financial condition may not be accurately foreseen or evaluated and, as a result, the Company may not take sufficient action to reduce its risks effectively.
Counterparty risk is accentuated where the fund or managed account has concentrated its transactions with a single or small group of counterparties. Generally, hedge funds are not restricted from concentrating any or all of their transactions with one counterparty. Moreover, the Company's internal review of the creditworthiness of their counterparties may prove inaccurate. The absence of a regulated market to facilitate settlement and the evaluation of creditworthiness may increase the potential for losses.
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
Operational risks relating to the failure of data processing systems and other information systems and technology may disrupt our alternative investment business, result in losses and/or limit the business's operations and growth.
The Company's alternative investment business and its funds rely heavily on financial, accounting, trading and other data processing systems to, among other things, execute, confirm, settle and record transactions across markets and geographic locations in a time-sensitive, efficient and accurate manner. If any of these systems does not operate properly or are disabled, the Company could suffer financial loss, a disruption of its business, liability to the Company's funds, regulatory intervention and/or reputational damage. In addition, the Company's alternative investment business is highly dependent on information systems and technology, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate the operational needs of the Company's alternative investment business , or an increase in costs related to such information systems, could have a material adverse effect on the Company, both with respect to a decrease in the operational performance of its alternative investment business and an increase in costs that may be necessary to improve such systems.
The Company depends on its presence in New York, New York, where most of the Company's alternative investment personnel are located, for the continued operation of its business. We have taken precautions to limit the impact that a disruption to operations at our New York headquarters could cause (for example, by ensuring that the Company can operate independently of offices in other geographic locations). Although these precautions have been taken, a disaster or a disruption in the infrastructure that supports our alternative investment business, including a disruption involving electronic communications or other services used by the third parties with whom the Company's alternative investment business conducts business (including the funds invested in by the Company’s fund of funds platform), or directly affecting the New York, New York, headquarters, could have a material adverse impact on the Company's ability to continue to operate its alternative investment business without interruption. The Company's disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance might only partially reimburse us for our losses, if at all. Finally, the Company relies on third party service providers for certain aspects of its business, including for certain information systems and technology and administration of the Company's funds. Severe interruptions or deteriorations in the performance of these third parties or failures of their information systems and technology could impair the quality of the Company's alternative investment business operations and could impact the Company's reputation and materially adversely affect our alternative investment business.
Certain of the Company's funds may invest in relatively high-risk, illiquid assets, and the Company may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amounts of these investments.
Certain of the Company's funds and managed accounts (including the Enterprise Fund, COIL, and other investments, in which the Company had approximately $102.4 million, $178.4 million, and $9.4 million, respectively, of its own capital invested as of December 31, 2013) invest a portion of their assets in securities that are not publicly traded and funds invested in by the Company's alternative solutions platform may do the same. In many cases, such funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or there may not be a public market for such securities. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, under certain conditions, the Company's funds, or funds invested in by the Company's alternative solutions platform, may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investing in these types of investments can involve a high degree of risk, and the Company's funds (including the Enterprise Fund, COIL and other private investments ) may lose some or all of the principal amount of such investments, including our own invested capital.
Risk management activities may materially adversely affect the return on the Company's funds' investments if such activities do not effectively limit a fund's exposure to decreases in investment values or if such exposure is overestimated.
When managing the Company's funds' exposure to market risks, the relevant fund (or one of the funds invested in by the Company's alternative solutions platform) may use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative financial instruments to limit its exposure to changes in the relative values of investments that may result from market developments, including changes in interest rates, currency exchange rates and asset prices. The success of such derivative transactions generally will depend on the Company's (or the underlying fund manager's) ability to accurately predict market changes in a timely fashion, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, these transactions may result in poorer overall investment performance than if they had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. For a variety of reasons, a perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged may not be attained. An imperfect correlation could give rise to a loss. Also, it may not be possible to fully or perfectly limit exposure against all changes in the value of an investment because the value of an investment is likely to fluctuate as a result of a number of factors, many of which will be beyond the Company's (or the underlying fund manager's) control or ability to hedge.
Fluctuations in currency exchange rates could materially affect the Company's alternative investment business and its results of operations and financial condition.
The Company uses U.S. dollars as its reporting currency. Investments in the Company's funds and managed accounts are made in different currencies, including Euros, Pounds Sterling and Yen. In addition, the Company's funds and managed accounts hold investments denominated in many foreign currencies. To the extent that the Company's revenues from its alternative investment business are based on assets under management denominated in such foreign currencies, our reported revenues may be significantly affected by the exchange rate of the U.S. dollar against these currencies. Typically, an increase in the exchange rate between U.S. dollars and these currencies will reduce the impact of revenues denominated in these currencies in the financial results of our alternative investment business. For example, management fee revenues derived from each Euro of assets under management denominated in Euros will decline in U.S. dollar terms if the value of the U.S. dollar appreciates against the Euro. In addition, the calculation of the amount of assets under management is affected by exchange rate movements as assets under management denominated in foreign currencies are converted to U.S. dollars. The Company's alternative investment business also incurs a portion of its expenditures in currencies other than U.S. dollars. As a result, our alternative investment business is subject to the effects of exchange rate fluctuations with respect to any currency conversions and the Company’s ability to hedge these risks and the cost of such hedging or the Company’s decision not to hedge could impact the performance of the Company's funds and our alternative investment business and its results of operations and financial condition.
The due diligence process that the Company's alternative investment business undertakes in connection with investments by the Company's funds is inherently limited and may not reveal all facts that may be relevant in connection with making an investment.
Before making investments, particularly investments in securities that are not publicly traded, the Company endeavors to conduct a due diligence review of such investment that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, the Company is often required to evaluate critical and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment bankers and financial analysts may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, the Company is limited to the resources available, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence investigation that the Company conducts with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful, which may adversely affect the performance of the Company's funds and managed accounts and the Company's ability to generate returns on its own invested capital from any such investment.
The Company's real estate business is subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
The Company's real estate business is subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include those associated with general and local economic conditions, changes in supply of and demand for competing properties in an area, changes in environmental regulations and other laws, various uninsured or uninsurable risks, natural disasters, changes in real property tax rates, changes in interest rates, the reduced availability of mortgage financing which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control. Further, the U.S. Environmental Protection Agency has found that global climate change could increase the severity and perhaps the frequency of extreme weather events, which could subject real property to increased weather-related risks in the coming years. There are also presently a number of current and proposed regulatory initiatives, both domestically and globally, that are geared towards limiting and scaling back the emission of greenhouse gases, which certain scientists have linked to global climate change. Although not known with certainty at this time, such regulation could adversely affect the costs to construct and operate real estate in the coming years, such as through increased energy costs.
In recent years commercial real estate markets in the United States generally experienced major disruptions due to the unprecedented lack of available capital, in the form of either debt or equity, and declines in value as a result of the overall economic decline. If these conditions were to occur again transaction volume may drop precipitously, negatively impacting the valuation and performance of the Company's real estate investments significantly. Additionally, if the Company's real estate business acquires direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost, potential for cost overruns and timely completion of construction (including risks beyond the control of the investor, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.
The alternative investment industry is intensely competitive, which may adversely affect the Company's ability to attract and retain investors and investment professionals.
The alternative investment industry is extremely competitive. Competition includes numerous international, national, regional and local asset management firms and broker-dealers, commercial bank and thrift institutions, and other financial institutions. Many of these institutions offer products and services that are similar to, or compete with, those offered by us and have substantially more personnel and greater financial resources than the Company does. The key areas for competition include historical investment performance, the ability to identify investment opportunities, the ability to attract and retain the best investment professionals and the quality of service provided to investors. The Company's ability to compete may be adversely affected if it underperforms in comparison to relevant benchmarks, peer groups or competing asset managers. The competitive market environment may result in increased downward pressure on fees, for example, by reduced management fee and incentive allocation percentages. The future results of operations of the Company's alternative investment business are dependent in part on its ability to maintain appropriate fee levels for its products and services. In the current economic environment, many competing asset managers experienced substantial declines in investment performance, increased redemptions, or counterparty exposures which impaired their businesses. Some of these asset managers have reduced their fees in an attempt to avoid additional redemptions. Competition within the alternative investment industry could lead to pressure on the Company to reduce the fees that it charges its clients for alternative investment products and services. A failure to compete effectively may result in the loss of existing clients and business, and of opportunities to generate new business and grow assets under management, each of which could have a material adverse effect on the Company's alternative investment business and results of operations, financial condition and prospects. Furthermore, consolidation in the alternative investment industry may accelerate, as many asset managers are unable to withstand the substantial declines in investment performance, increased redemptions, and other pressures impacting their businesses, including increased regulatory, compliance and control requirements. Some competitors may acquire or combine with other competitors. The combined business may have greater resources than the Company does and may be able to compete more effectively against the Company and rapidly acquire significant market share.
Increased regulatory focus could result in regulation that may limit the manner in which the Company and the Company's funds invest and the types of investors that may invest in the Company's funds, materially impacting the Company's business.
The Company's alternative investment business may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. Such changes could place limitations on the type of investor that can invest in alternative investment funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative investment managers as well as their funds. It is impossible to determine the extent of the impact of any new or recently enacted laws, including the Dodd-Frank Act, or any regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could be difficult and expensive and affect the manner in which the Company's alternative investment business conducts itself, which may adversely impact its results of operations, financial condition and prospects.
Additionally, as a result of highly publicized financial scandals, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the business environment in which Company's alternative investment business operates is subject to heightened regulation. With respect to alternative investment funds, in recent years, there has been debate in both U.S. and foreign governments about new rules or regulations, including increased oversight or taxation, in addition to the recently enacted legislation described above. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative investment funds, including the Company's funds.

Such investigations may impose additional expenses on the Company, may require the attention of senior management and may result in fines if any of the Company's funds are deemed to have violated any regulations.
The Company's alternative investment business may suffer as a result of loss of business from key investors.
The loss of all or a substantial portion of the business provided by key investors could have a material impact on income derived from management fees and incentive allocations and consequently have a material adverse effect on our alternative investment business and results of operations or financial condition.
Risks Related to the Company's Broker-Dealer Business
The Company's broker-dealer business focuses principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could materially affect our broker-dealer business.
Cowen and Company focuses principally on the Target Sectors of the economy. Therefore, volatility in the business environment in these sectors or in the market for securities of companies within these sectors could substantially affect the Company's financial results and, thus, the market value of the Class A common stock. The business environment for companies in these sectors has been subject to substantial volatility, and Cowen and Company's financial results have consequently been subject to significant variations from year to year. The market for securities in each of Cowen and Company's target sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes in Medicare and government reimbursement policies, may affect the market for securities of healthcare companies.
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
Cowen and Company has experienced, and we expect to experience in the future, significant periodic variations in its revenues and results of operations. These variations may be attributed in part to the fact that its investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond Cowen and Company's control. In most cases, Cowen and Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our investment banking business is highly dependent on market conditions as well as the decisions and actions of its clients and interested third parties. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which Cowen and Company is advising or an offering in which Cowen and Company is participating, we will earn little or no revenue from the transaction, and we may incur significant expenses that may not be recouped. This risk may be intensified by Cowen and Company's focus on growth companies in the Target Sectors as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Many companies initiating the process of an IPO are simultaneously exploring other strategic alternatives, such as a merger and acquisition transaction. The Company's investment banking revenues would be adversely affected in the event that an IPO for which it is acting as an underwriter is preempted by the company's sale if Cowen and Company is not also engaged as a strategic advisor in such sale. As a result, our investment banking business is unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect the stock price of the Class A common stock.
Pricing and other competitive pressures may impair the revenues of the Company's brokerage business.
Cowen and Company's brokerage business accounted for approximately 68% of Cowen and Company's revenues during 2013. Along with other firms, Cowen and Company has experienced price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from Cowen and Company's larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. We are committed to maintaining and improving Cowen and Company's comprehensive research coverage to support its brokerage business and the Company may be required to make additional investments in Cowen and Company's research capabilities.
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
There has been a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to compete for certain transactions, investment banks may commit to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is completed before an investment bank commits to purchase securities for resale. To the extent the total net capital of the Company's broker-dealers allows it, the Company anticipates participating in this trend and, as a result, Cowen and Company will be subject to increased risk as it commits capital to facilitate business. As of December 31, 2013, Cowen and Company has total net capital of approximately $36.4 million. Furthermore, Cowen and Company may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.
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
        The continued growth of electronic trading and the introduction of new technologies is changing our market-making business and presenting new challenges. Securities, futures and options transactions are increasingly occurring electronically, through alternative trading systems. It appears that the trend toward alternative trading systems will continue to accelerate. This acceleration could further increase program trading, increase the speed of transactions and decrease our ability to participate in transactions as principal, which would reduce the profitability of our market-making business. Some of these alternative trading systems compete with our market-making business and with our algorithmic trading platform, and we may experience continued competitive pressures in these and other areas. Significant resources have been invested in the development of our electronic trading systems, which includes our ATM business, but there is no assurance that the revenues generated by these systems will yield an adequate return on the investment, particularly given the increased program trading and increased percentage of stocks trading off of the historically manual trading markets.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our main offices, all of which are leased, are located in New York City, Boston, San Francisco and London. Our other offices, all of which are leased, are located in Atlanta, Chicago, Stamford, Geneva, Purchase (New York), Luxembourg, Hong Kong, Beijing and Shanghai. Our corporate headquarters are located at 599 Lexington Avenue, New York, New York, and comprise approximately 91,124 square feet of leased space pursuant to lease agreements expiring in 2022. We lease approximately 19,000 square feet of space at Two International Place in Boston pursuant to a lease agreement expiring in 2023, which is used primarily by our broker-dealer segment. In San Francisco, we lease approximately 29,072 square feet of space at 555 California Street, pursuant to a lease agreement expiring in 2015 which is used by our broker-dealer segment. Our London offices are located at Broadgate West Phase II, 1 Snowden Street, subject to a lease agreement expiring in 2017 that is used by our alternative investment and broker-dealer segments, respectively.
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
The Company appropriately reserves for certain matters where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. Such amounts are included within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters. The Company accrues legal fees as incurred.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." As of February 28, 2014, there were approximately 66 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.
The following table contains historical quarterly price information for the year ended December 31, 2013. On February 28, 2014, the last reported sale price of our Class A common stock was $4.28.

2013 Fiscal Year	High	Low
First Quarter	$2.95	$2.40
Second Quarter	3.29	2.45
Third Quarter	3.69	2.92
Fourth Quarter	4.13	3.45

2012 Fiscal Year	High	Low
First Quarter	$2.98	$2.53
Second Quarter	2.85	2.24
Third Quarter	2.95	2.26
Fourth Quarter	2.91	2.16
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
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
The Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the year ended December 31, 2013, through the share repurchase program, the Company repurchased 3,402,619 shares of Cowen Class A common stock at an average price of $3.76 per share.
In December 2013, the Company also reissued 24,744 shares of treasury stock valued at $65,000 in the aggregate based on the volume weighted average price over the term of an agreement for services provided to the Company. This issuance of treasury stock was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(a)(2) thereof for transaction by an issuer not involving any public offering.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the year ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2013 – January 31, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—

Month 2 (February 1, 2013 – February 28, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	155,295	$2.66	—	—
Total	155,295

Month 3 (March 1, 2013 – March 31, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—

Month 4 (April 1, 2013 – April 30, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—

Month 5 (May 1, 2013 – May 31, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	403,865	$2.80	—	—
Total	403,865

Month 6 (June 1, 2013 – June 30, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	479,449	$3.13	—	—
Total	479,449

Month 7 (July 1, 2013 – July 31, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	16,538	$3.34	—	—
Total	16,538

Month 8 (August 1, 2013 – August 31, 2013)
Common stock repurchases(1)	561,919	$3.48	—	—	(3)
Employee transactions(2)	55,455	$3.60	—	—
Total	617,374

Month 9 (September 1, 2013 – September 30, 2013)
Common stock repurchases(1)	162,728	$3.28	—	—	(3)
Employee transactions(2)	28,435	$3.25	—	—
Total	191,163

Month 10 (October 1, 2013 – October 31, 2013)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—	$—

Month 11 (November 1, 2013 – November 30, 2013)
Common stock repurchases(1)	598,757	$3.84	—	—	(3)
Employee transactions(2)	64,417	$3.99	—	—
Total	663,174

Month 12 (December 1, 2013 – December 31, 2013)
Common stock repurchases(1)	2,079,215	$3.85	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	2,079,215

Total (January 1, 2013 – December 31, 2013)
Common stock repurchases(1)	3,402,619	$3.76	—	—	(3)
Employee transactions(2)	1,203,454	$3.03	—	—
Total	4,606,073

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $50.0 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 6.    Selected Financial Data
The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009. The selected consolidated statements of financial condition data and consolidated statements of operations data as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 have been derived from our audited consolidated financial statements. Our selected consolidated financial data are only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data includes the results of Cowen Holdings for the period from November 2, 2009 through December 31, 2009 and for the subsequent years.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$105,333	$71,762	$50,976	$38,965	$10,557
Brokerage	114,593	91,167	99,611	112,217	17,812
Management fees	37,303	38,116	52,466	38,847	41,694
Incentive income	12,586	5,411	3,265	11,363	1,911
Interest and dividends	39,454	24,608	22,306	11,547	477
Reimbursement from affiliates	9,161	5,239	4,322	6,816	10,326
Other revenues	5,418	3,668	1,583	1,936	4,732
Consolidated Funds revenues	3,398	509	749	12,119	36,392
Total revenues	327,246	240,480	235,278	233,810	123,901
Expenses
Employee compensation and benefits	207,248	194,034	203,767	194,919	96,592
Non-compensation expense	151,630	131,190	161,955	136,902	69,818
Goodwill impairment	—	—	7,151	—	—
Consolidated Funds expenses	2,039	1,676	2,782	8,121	23,581
Total expenses	360,917	326,900	375,655	339,942	189,991
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	40,924	55,665	15,128	21,980	(2,154)
Bargain purchase gain	—	—	22,244	—	—
Consolidated Funds net gains (losses)	11,044	7,246	4,395	31,062	20,999
Total other income (loss)	51,968	62,911	41,767	53,042	18,845
Income (loss) before income taxes	18,297	(23,509)	(98,610)	(53,090)	(47,245)
Income tax expense (benefit)	457	448	(20,073)	(21,400)	(8,206)
Net income (loss) from continuing operations	17,840	(23,957)	(78,537)	(31,690)	(39,039)
Net income (loss) from discontinued operations, net of tax	—	—	(23,646)	—	—
Net income (loss)	17,840	(23,957)	(102,183)	(31,690)	(39,039)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	13,193	(72)	5,827	13,727	16,248
Net income (loss) attributable to Cowen Group, Inc. stockholders	$4,647	$(23,885)	$(108,010)	$(45,417)	$(55,287)
Weighted average common shares outstanding:
Basic	116,703	114,400	95,532	73,149	41,001
Diluted	121,117	114,400	95,532	73,149	41,001
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.04	$(0.21)	$(0.88)	$(0.62)	$(1.35)
Income (loss) from discontinued operations	$—	$—	$(0.25)	$—	$—
Diluted
Income (loss) from continuing operations	$0.04	$(0.21)	$(0.88)	$(0.62)	$(1.35)
Income (loss) from discontinued operations	$—	$—	$(0.25)	$—	$—

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Financial Condition Data:
Total assets	$1,842,000	$1,638,476	$1,535,838	$1,247,170	$959,441
Total liabilities	1,248,420	1,057,664	922,786	653,568	255,091
Redeemable non-controlling interests	85,814	85,703	104,587	144,346	230,825
Total Stockholders' Equity	$507,766	$495,109	$508,465	$449,256	$473,525

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
Overview
Cowen Group, Inc. is a diversified financial services firm and, together with its consolidated subsidiaries, provides alternative investment management, investment banking, research, market-making and sales and trading services through its two business segments: alternative investment and broker-dealer. The alternative investment segment offers investors access to strategies to meet their unique needs including small-cap activism, healthcare royalties, customized solutions, event driven equity, real estate, long/short credit and managed futures and is offered primarily under the Ramius name. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including small-cap activism, healthcare royalties, customized solutions, event driven equity, real estate, long/short credit and managed futures. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $9.4 billion of assets under management as of January 1, 2014.
Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in our Target Sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.
Certain Factors Impacting Our Business
Our alternative investment business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A (“UniCredit S.p.A”), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a modification agreement, to extend the time period pursuant to which the Company was required to return the bulk of its assets in our funds by the end of 2010. The Company returned a significant portion of the assets during 2010 and as of December 31, 2013, including redemptions effective on January 1, 2014, we have returned approximately $629 million to affiliates of UniCredit S.p.A with a remaining investment balance of approximately $114 million invested in our investment vehicles, including a fund of funds managed account.

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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of January 1, 2014, we had investments of approximately $102.4 million, $178.4 million, and

$9.4 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP (“COIL”), and other investments, respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL is a wholly owned entity managed by Ramius which the Company uses solely for the firm's invested capital.
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
The March 11, 2013 acquisition of Dahlman, subsequently renamed to Cowen Securities LLC ("Cowen Securities"), was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Cowen Securities are included in the accompanying statements of operations since the date of acquisition, and the assets acquired and liabilities assumed and the resulting goodwill were recorded at their estimated fair values.
During the fourth quarter of 2013, the Company finalized its purchase price allocation with insignificant adjustments to the recognized amounts on the consolidated statements of financial condition. The purchase price allocation of Cowen Securities is based upon all information available to us at the present time, and is based upon management's estimates of the fair values using valuation techniques including income, cost and market approaches.
Revenue recognition
Our principal sources of revenue are derived from two segments: an alternative investment segment and a broker-dealer segment, as more fully described below.
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

•
Mutual Funds. Management fees for the Company’s mutual funds (Ramius Trading Strategies Managed Futures Fund, Ramius Event Driven Equity Fund, Ramius Dynamic Replication Fund and Ramius Strategic Volatility Fund) are generally charged at an annual rate of up to 1.60% of assets under management (subject to an overall expense cap of up to 2%).

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

•
Real Estate. Management fees from the Company's real estate business are generally charged by their general partners at an annual rate from 0.75% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the funds on the RCG Longview platform are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.

•
HealthCare Royalty Partners. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners funds), management fees for the funds advised by HealthCare Royalty Partners are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of net asset value. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 1%. Management and platform fees are generally calculated monthly based on assets under management at the end of each month.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for hedge funds and up to 10% for alternative solutions products (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis. These funds are subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is earned only after investors receive a full return of their capital plus a preferred return.
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
Investment Banking
The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's Target Sectors.
Investment banking revenue consists of underwriting fees, strategic/financial advisory fees and placement and sales agent fees.

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

•
Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions such as private placements of debt and equity securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. The Company records sales agent commissions on a trade date basis. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

Brokerage
Brokerage revenue consists of commissions, principal transactions, net and equity research fees.

•
Commissions. Commission revenue includes fees from executing client transactions. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. Commission revenues also includes fees from making algorithms available to clients. During the years ended December, 2013, 2012, and 2011, the Company earned $79.7 million, $63.0 million and $66.0 million of revenues from commissions, respectively.

•
Principal Transactions. Principal transaction, net revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity securities, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration. During the years ended December, 2013, 2012, and 2011, the Company earned $28.1 million, $22.5 million and $27.1 million of revenues from principal transactions, net, respectively.

•
Equity Research Fees. Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured. During the years ended December, 2013, 2012, and 2011, the Company earned $6.8 million, $5.7 million and $6.5 million of revenues from equity research fees, respectively.

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

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of December 31, 2013, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
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
As of January 1, 2014, the Company had assets under management of $9.4 billion, an 16.8% increase as compared to assets under management of $8.1 billion as of January 1, 2013. The $1.4 billion increase in assets under management during the year ended 2013 primarily resulted from $0.7 billion in our alternative solutions product, $0.2 billion related to our real estate products and $0.5 billion related to our hedge fund products.
The following table is a breakout of total assets under management by platform as of January 1, 2014 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (j)	Alternative Solutions (a) (c) (k)	Ramius Trading Strategies (d) (l)	Real Estate (a) (m)	Healthcare Royalty Partners (e) (f) (n)	Other (g) (o)	Total
	(dollars in millions)
January 1, 2011	$1,385	$2,792	$82	$1,628	$1,041	$2,114	$9,042
Subscriptions	714	1,321	194	—	432	3,121	5,782
Redemptions	(221)	(1,265)	—	—	—	(2,996)	(4,482)
Performance (h)	39	(98)	(14)	—	—	(4)	(77)
Net Return (i)	2.82%	(3.51)%	(17.07)%	—%	—%	(0.19)%	(0.85)%
January 1, 2012	1,917	2,750	262	1,628	1,473	2,235	10,265
Subscriptions	392	1,407	—	—	—	3,163	4,962
Redemptions	(333)	(1,777)	(111)	(95)	—	(5,293)	(7,609)
Performance (h)	373	85	(5)	—	—	—	453
Net Return (i)	19.46%	3.09%	(1.91)%	—%	—%	—%	4.41%
January 1, 2013	2,349	2,465	146	1,533	1,473	105	8,071
Subscriptions	819	1,450	—	222	50	—	2,541
Redemptions	(368)	(792)	(53)	(116)	—	(38)	(1,367)
Performance (h)	368	(187)	1	—	—	—	182
Net Return (i)	15.67%	(7.59)%	0.68%	—%	—%	—%	2.25%
January 1, 2014	$3,168	$2,936	$94	$1,639	$1,523	$67	$9,427

(a)
The Company owns between 30% and 55% of the general partners or managing members of the real estate business, the activist business, the long/short credit business (as of July 2013) (the single strategy hedge funds) and the alternative solutions business (as of September 2013).

(b)
These amounts include the Ramius Event Driven Equity Fund and the Company's invested capital of approximately $155.6 million, $147.3 million and $149.2 million as of January 1, 2014, January 1, 2013 and January 1, 2012, respectively.

(c)
These amounts include the Company's invested capital of approximately $2.5 million and $5.2 million as of January 1, 2013 and January 1, 2012, respectively. There are no amounts related to the Company's invested capital as of January 1, 2014.

(d)
These amounts include Ramius Trading Strategies Managed Futures Fund and the Company's invested capital of approximately $19.4 million as of January 1, 2013. RTS Global 3X was liquidated on March 31, 2013, therefore, the notional amount of the Company's investment in RTS Global 3X Fund LP is only included in the Company's assets under management as of January 1, 2013 and prior years.

(e)	These amounts include the Company's invested capital of approximately $16.4 million, $16.0 million and $8.6 million as of January 1, 2014, January 1, 2013 and January 1, 2012, respectively.

(f)	This amount reflects committed capital.

(g)
The Company's cash management services business provided clients with investment guidelines for managing cash and established investment programs for managing their cash in separately managed accounts.  Given the current focus of the Company's alternative investment business and the areas where the Company believes it can achieve long term growth, as of November 1, 2012, the Company no longer offered cash management services and arranged for the transfer of the remaining assets under management related to such business to another asset manager.  This transfer was completed in December 2012. The Company continues to provide mortgage advisory services where the Company manages collateralized debt obligations held by investors.

(h)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(i)	Net returns are calculated on the platform as a whole. Net return of individual funds will vary based on the timing and strategy the respective funds.

(j)
The Company’s actively marketed hedge fund products have varying liquidity terms typically ranging from daily to quarterly liquidity. In 2010, the Company suspended redemption rights with respect to certain hedge funds that are being wound down. The hedge funds that have suspended redemption rights represent approximately 14.4% of the total hedge fund assets under management.

(k)
The Company’s actively marketed alternative solutions products have varying liquidity terms typically ranging from daily to quarterly liquidity. Since 2008, the Company has suspended redemption rights for a number of funds that are being wound down. The alternative solutions funds that have suspended redemption rights represent approximately 1.5% of the total alternative solutions assets under management.

(l)	The Ramius Trading Strategies products offer investors daily liquidity.

(m)	The real estate business does not provide investors with redemption rights. Investors receive distributions upon realization of the real estate investments.

(n)	The Healthcare Royalty funds do not provide investors with redemption rights. Investors receive distributions upon realizations of the funds’ investments.

(o)	The collateralized debt obligations managed by the Company is an amortizing pool of assets with cash returned to investors in periodic distributions as it becomes available.
Fund Performance
The fourth quarter brought a strong finish to the year for U.S. equities as well as selected other global stock markets. There was a temporary halt of momentum when investors digested the Fed’s announcement of expected “tapering” of monthly bond purchases through a $10 billion reduction from the previous target of $85 billion per month. This was accompanied, however, by a reassurance that short term rates would be kept at low levels, even beyond the point where unemployment reached 6.5%. The fact that Congress reached a budget agreement also helped maintain positive market sentiment.

The S&P 500 rose 10.50% for the quarter to finish the year up 32.37%. The Russell 2000 gained 9.27% for the quarter and 41.37% for 2013. The Euro Stoxx 600 Index had its best year in the last five, appreciating 21.56%. In Japan, Prime Minister Abe’s policies and other factors help to drive the Nikkei up 59.28% for the year. In contrast, China had a challenging year as the Shanghai Composite lost 3.88%. U.S. equity market volatility remained depressed, with the VIX Index collapsing another 31% in 2013.
As expected, the Fed’s comments and intentions began to move interest rates upward, as the 10 year U.S. Treasury saw its yield rise from a second quarter low of 1.61% to close the year at 3.03%. Investors in corporate bonds were highly active, both at the retail and institutional level. While all bond-related mutual funds had withdrawals of $65.0 billion, there remained sufficient institutional buying power to allow for $361 billion of high yield issuance, and $1.11 trillion of investment grade issuance, both record figures are according to Dealogic. However, bonds did not perform as well as equities in general in 2013, with the S&P IG Bond Index declining 1.44% for year, the Barclay’s Aggregate Index declining 2.02% and the Merrill Lynch High Yield II Index increasing 7.40%.
While isolated commodities gained ground, the sector overall remained under pressure, with the Dow Jones UBS Commodity Index declining 9.58% for the year. More dramatically, gold declined 28% in 2013, after a record quarterly loss of more than 23% during the second quarter.
The Company's hedge fund vehicles had positive results across the board, including long /short corporate credit, activist and merger arbitrage. Despite its hedges and short positions, the credit fund's  performance for 2013 was slightly ahead of the Merrill Lynch High Yield II Index. The activist strategy lagged the Russell 2000 for the year, but its long term results continue to outperform the index. Year to year returns can vary over time due to the idiosyncratic nature of the fund's strategy as well as its selective hedging positions. The internally managed multi-strategy funds maintained their focus on capital preservation, while executing opportunistic transactions linked to certain assets in order to make distributions to investors. The new merger arbitrage strategy substantially exceeded the benchmark HFRX Merger Arbitrage Index during the year as well.
The more liquid alternative mutual funds (offering hedge fund exposures, multi-manager managed futures access and a long volatility strategy) had varying results for the year. Hedge fund replication was positive but lagged a representative, investable hedge fund index, which has a higher equity-related component. The managed futures fund gained ground in an environment that continues to challenge the asset class and outpaced its benchmark CTA index for the year. Consistent with the sharp deterioration in equity market volatility, the strategic volatility fund also substantially declined, but slightly less than its benchmark.
In terms of longer-dated investment vehicles, the Longview real estate debt funds were marginally positive for the year. After a strong fourth quarter, the primary real estate equity fund was also marginally higher for 2013. Both debt and equity real estate funds reflect valuations that have recovered sharply from the lows of 2009.  In another longer-term alternative asset class, our health care royalty fund continues to steadily add new investments while exceeding expectations on capital distributions to investors.
Invested Capital
The Company invests a significant portion of its capital base to help drive results and facilitate the growth of its alternative investment and broker/dealer businesses. Management allocates capital to three primary investment categories: (i) trading strategies; (ii) merchant banking investments; and (iii) real estate investments. The Company seeks to make strategic and opportunistic investments in varying capital structures across a diverse array of businesses, hedge funds and mutual funds. Much of the Company's trading strategy portfolio is invested along side the Company's alternative investment clients and includes liquid investment strategies such as corporate credit trading, event driven, macro trading, and enhanced cash management. Within its merchant banking investments, management generally takes a long-term view that typically involves investing directly in public and private companies globally, private equity funds and along side its alternative investment clients. The Company's real estate investment strategy focuses on making investments along side the alternative investment clients invested in the RCG Longview funds, as well as in direct investments in commercial real estate projects.
As of December 31, 2013, the Company's invested capital amounted to a net value of $427.6 million (supporting a long market value of $532.9 million), representing approximately 84% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of December 31, 2013. The net values presented in the table below do not tie to Cowen Group's consolidated statement of financial condition as of December 31, 2013 because they are included in various line items of the consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$263.4	52%
Merchant Banking	104.1	21%
Real Estate	60.1	12%
Total	427.6	84%
Stockholders' Equity	$507.8	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) of our alternative investment and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 24 to the Company's consolidated financial statements, appearing elsewhere in this Form 10-K, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).
Year Ended December 31, 2013 Compared with Year Ended Ended December 31, 2012

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$105,333	$71,762	$33,571	47%
Brokerage	114,593	91,167	23,426	26%
Management fees	37,303	38,116	(813)	(2)%
Incentive income	12,586	5,411	7,175	133%
Interest and dividends	39,454	24,608	14,846	60%
Reimbursement from affiliates	9,161	5,239	3,922	75%
Other revenues	5,418	3,668	1,750	48%
Consolidated Funds revenues	3,398	509	2,889	568%
Total revenues	327,246	240,480	86,766	36%
Expenses
Employee compensation and benefits	207,248	194,034	13,214	7%
Interest and dividends	27,299	12,137	15,162	125%
General, administrative and other expenses	124,331	119,053	5,278	4%
Consolidated Funds expenses	2,039	1,676	363	22%
Total expenses	360,917	326,900	34,017	10%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	40,924	55,665	(14,741)	(26)%
Consolidated Funds net gains (losses)	11,044	7,246	3,798	52%
Total other income (loss)	51,968	62,911	(10,943)	(17)%
Income (loss) before income taxes	18,297	(23,509)	41,806	(178)%
Income taxes expense (benefit)	457	448	9	2%
Net income (loss)	17,840	(23,957)	41,797	(174)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	13,193	(72)	13,265	(18,424)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$4,647	$(23,885)	$28,532	(119)%

Revenues
Investment Banking
Investment banking revenues increased $33.5 million to $105.3 million for the year ended December 31, 2013 compared with $71.8 million in 2012. During the year ended December 31, 2013, the Company completed 78 underwriting transactions, seven strategic advisory transactions and 17 debt capital market transactions. During the year ended December 31, 2012, the Company completed 56 underwriting transactions, six strategic advisory transactions and 12 debt capital market transactions.
Brokerage
Brokerage revenues increased $23.4 million to $114.6 million for the year ended December 31, 2013 compared with $91.2 million in 2012. This was attributable to higher commissions due to an increase in customer trading volume (even though there was an industry wide decline in volume), which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman (subsequently renamed to Cowen Securities) during the first quarter of 2013, fees related to the Company's acquisition of ATM in the second quarter of 2012 and equity finance revenues related to the acquisition of KDC Securities (subsequently renamed to Cowen Equity Finance) in November 2012. Customer trading volumes across the industry (according to Bloomberg) decreased 5% in the year ended December 31, 2013 compared to the prior year.
Management Fees
Management fees decreased $0.8 million to $37.3 million for the year ended December 31, 2013 compared with $38.1 million in 2012.
Incentive Income
Incentive income increased $7.2 million to $12.6 million for the year ended December 31, 2013, compared with $5.4 million in 2012. This increase was primarily related to an increase in performance fees from certain alternative solutions products and our credit fund.
Interest and Dividends
Interest and dividends increased $14.9 million to $39.5 million for the year ended December 31, 2013 compared with $24.6 million in 2012. This was primarily attributable to the activity in our stock loan business which began in the fourth quarter of 2012.
Reimbursements from Affiliates
Reimbursements from affiliates increased $4.0 million to $9.2 million for the year ended December 31, 2013 compared with $5.2 million in 2012.
Other Revenues
Other revenues increased $1.7 million to $5.4 million for the year ended December 31, 2013 compared with $3.7 million in 2012.
Consolidated Funds Revenues
Consolidated Funds revenues increased $2.9 million to $3.4 million for the year ended December 31, 2013 compared with $0.5 million in 2012.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $13.2 million to $207.2 million for the year ended December 31, 2013 compared with $194.0 million in 2012. The increase is primarily due to $86.8 million higher revenues during 2013 as compared to 2012 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The increase is also related to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio, based on total revenues only, was 63% for the year ended December 31, 2013, compared with 81% in 2012. The decrease in the compensation to revenue ratio resulted from a 36% increase in total revenues from the prior year and an increase in non-controlling interest to partners in certain businesses. The increase in non-controlling interests is due to two business restructurings, during 2013, where certain amounts that were in compensation in prior years are now shown as non-controlling interests. The compensation to revenue ratio, including other income (loss), was 55% for the year ended December 31, 2013, compared with 64% in 2012. Average headcount increased by 7.2% for the year ended December 31, 2013 compared to the prior year.

Interest and Dividends
Interest and dividends expense increased $15.2 million to $27.3 million for the year ended December 31, 2013 compared with $12.1 million in 2012. Interest and dividends expense relates to trading activity with respect to the Company's investments and activity in our stock loan business which began in the fourth quarter of 2012.
General, Administrative and Other Expenses
General, administrative and other expenses increased $5.2 million to $124.3 million for the year ended December 31, 2013 compared with $119.1 million in 2012. This was primarily due to increased communications and floor brokerage and trade execution costs due to
•two acquisitions completed during second and fourth quarter of 2012 and one in the first quarter of 2013 which
◦required additional market data services and
◦generated increased trading costs.
•Marketing and business development expenses have increased due to increased marketing activity firm wide.
•Occupancy and depreciation and amortization costs increased due to the Dahlman Rose (renamed to Cowen
Securities) acquisition completed during the first quarter of 2013.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.3 million to $2.0 million for the year ended December 31, 2013 compared with $1.7 million in 2012.
Other Income (Loss)
Other income (loss) decreased $10.9 million to $52.0 million for the year ended December 31, 2013 compared with $62.9 million in 2012. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including our credit and equities strategies. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $0.1 million to $0.5 million for the year ended December 31, 2013 compared with $0.4 million in 2012.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $13.3 million to an income of $13.2 million for the year ended December 31, 2013 compared with a loss of $0.1 million in 2012. The period over period change was primarily from the result of an extension of the partnership agreement relating to our credit business (subsequently renamed Orchard Square Partners) and our alternative solutions business which resulted in a profit split and therefore more allocations of income to non-controlling interest holders.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011
Consolidated Statements of Operations

	Year Ended December 31,		Period to Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$71,762	$50,976	$20,786	41%
Brokerage	91,167	99,611	(8,444)	(8)%
Management fees	38,116	52,466	(14,350)	(27)%
Incentive income	5,411	3,265	2,146	66%
Interest and dividends	24,608	22,306	2,302	10%
Reimbursement from affiliates	5,239	4,322	917	21%
Other revenues	3,668	1,583	2,085	132%
Consolidated Funds revenues	509	749	(240)	(32)%
Total revenues	240,480	235,278	5,202	2%
Expenses
Employee compensation and benefits	194,034	203,767	(9,733)	(5)%
Interest and dividends	12,137	9,234	2,903	31%
General, administrative and other expenses	119,053	152,721	(33,668)	(22)%
Goodwill impairment	—	7,151	(7,151)	NM
Consolidated Funds expenses	1,676	2,782	(1,106)	(40)%
Total expenses	326,900	375,655	(48,755)	(13)%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	55,665	15,128	40,537	268%
Bargain purchase gain	—	22,244	(22,244)	NM
Consolidated Funds net gains (losses)	7,246	4,395	2,851	65%
Total other income (loss)	62,911	41,767	21,144	51%
Income (loss) before income taxes	(23,509)	(98,610)	75,101	(76)%
Income taxes expense (benefit)	448	(20,073)	20,521	(102)%
Net income (loss) from continuing operations	(23,957)	(78,537)	54,580	(69)%
Net income (loss) from discontinued operations, net of tax	—	(23,646)	23,646	(100)%
Net income (loss)	(23,957)	(102,183)	78,226	(77)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(72)	5,827	(5,899)	(101)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(23,885)	$(108,010)	$84,125	(78)%
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
Interest and Dividends
Interest and dividends expense increased $2.9 million to $12.1 million for the year ended December 31, 2012 compared with $9.2 million in 2011. Interest and dividends expense relates to trading activity with respect to the Company's investments and, in 2011, also related to the interest on our credit facility (which was fully repaid and terminated in June 2011).
General, Administrative and Other Expenses
General, administrative and other expenses decreased $33.6 million to $119.1 million for the year ended December 31, 2012 compared with $152.7 million in 2011. This was primarily due to:
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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic

Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 24 to the Company's consolidated financial statements included in this 10-K.
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

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

	Economic Income (Loss)
	Year Ended December 31,
	2013			2012			Total Period-to-Period
	Alternative Investment		Total 2013	Alternative Investment		Total 2012
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$105,333	$105,333	$—	$71,762	$71,762	$33,571	47%
Brokerage	—	121,065	121,065	—	93,903	93,903	27,162	29%
Management fees	56,984	—	56,984	56,381	—	56,381	603	1%
Incentive income (loss)	21,933	—	21,933	15,205	—	15,205	6,728	44%
Investment income (loss)	30,713	5,947	36,660	40,374	9,742	50,116	(13,456)	(27)%
Other revenues	524	2,010	2,534	844	404	1,248	1,286	103%
Total economic income revenues	110,154	234,355	344,509	112,804	175,811	288,615	55,894	19%
Economic Income Expenses
Compensation and benefits	54,656	150,180	204,836	59,647	128,508	188,155	16,681	9%
Non-compensation expenses—Fixed	34,217	61,657	95,874	32,726	63,075	95,801	73	—%
Non-compensation expenses—Variable	4,520	26,123	30,643	4,941	20,334	25,275	5,368	21%
Reimbursement from affiliates	(6,380)	—	(6,380)	(5,527)	—	(5,527)	(853)	15%
Total economic income expenses	87,013	237,960	324,973	91,787	211,917	303,704	21,269	7%
Net economic income (loss) (before non-controlling interest)	23,141	(3,605)	19,536	21,017	(36,106)	(15,089)	34,625	(229)%
Non-controlling interest	(12,995)	—	(12,995)	(2,480)	—	(2,480)	(10,515)	424%
Economic income (loss)	$10,146	$(3,605)	$6,541	$18,537	$(36,106)	$(17,569)	$24,110	(137)%
(a) For the years ended December 31, 2013 and 2012, the Company has reflected $7.6 million and $10.2 million of investment income, respectively, and related compensation expense of $2.5 million and $3.4 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $344.5 million for the year ended December 31, 2013, an increase of $55.9 million compared to Economic Income (Loss) revenues of $288.6 million in 2012. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues. The increase was primarily related to an increase in investment banking and brokerage revenues offset partially by a decrease in investment income.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $110.2 million for the year ended December 31, 2013, a decrease of $2.6 million compared to Economic Income (Loss) revenues of $112.8 million in 2012.
Management Fees.    Management fees for the segment increased $0.6 million to $57.0 million for the year ended December 31, 2013 compared with $56.4 million in 2012. This increase was primarily related to an increase in management fees from our healthcare, global credit, real estate and activist funds offset partially by various smaller hedge fund and fund of fund products.
Incentive Income (Loss).    Incentive income for the segment increased $6.7 million to $21.9 million for the year ended December 31, 2013 compared with $15.2 million in 2012. This increase was primarily related to an increase in performance fees from certain alternative solutions products, and our credit and activist funds.
Investment Income (Loss).    Investment income for the segment decreased $9.7 million to $30.7 million for the year ended December 31, 2013, compared with $40.4 million in 2012. The decrease primarily relates to a decrease in the Company's own invested capital driven by decreases in performance in certain investment strategies including our credit and equities strategies.

Other Revenues.    Other revenues for the segment decreased $0.3 million to $0.5 million for the year ended December 31, 2013, compared with $0.8 million in 2012.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $234.4 million for the year ended December 31, 2013, an increase of $58.6 million compared with Economic Income (Loss) revenues of $175.8 million in 2012.
Investment Banking.    Investment banking revenues increased $33.5 million to $105.3 million for the year ended December 31, 2013 compared with $71.8 million in 2012. During the year ended December 31, 2013, the Company completed 78 underwriting transactions, seven strategic advisory transactions and 17 debt capital market transactions. During the year ended December 31, 2012, the Company completed 56 underwriting transactions, six strategic advisory transactions and 12 debt capital market transactions.
Brokerage.    Brokerage revenues increased $27.2 million to $121.1 million for the year ended December 31, 2013, compared with $93.9 million in 2012. This was attributable to higher commissions due to an increase in customer trading volume (even though there was an industry wide decline in volume), which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman (subsequently renamed to Cowen Securities) during the first quarter of 2013, fees related to the Company's acquisition of ATM in the second quarter of 2012 and equity finance revenues related to the acquisition of KDC Securities (subsequently renamed to Cowen Equity Finance) in November 2012. Customer trading volumes across the industry (according to Bloomberg) decreased 5% in the year ended December 31, 2013 compared to the prior year.
Investment Income (Loss).    Investment income for the segment decreased $3.8 million to $5.9 million for the year ended December 31, 2013, compared with $9.7 million in 2012. The decrease is a result of a decrease in overall investment income available for allocation.
Other Revenues.    Other revenues for the segment increased $1.6 million to $2.0 million for the year ended December 31, 2013, compared with $0.4 million in 2012. The increase primarily relates to reversal of withholding taxes that previously reduced revenues.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $16.6 million to $204.8 million for the year ended December 31, 2013, compared with $188.2 million in 2012. The increase is due to $55.9 million higher revenues during 2013 as compared to 2012 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The increase is also related to an increase in headcount due to the acquisition of Dahlman Rose (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio was 59% for the year ended December 31, 2013, compared to 65% for the prior year. The decrease in the compensation to revenue ratio resulted from a 19% increase in revenues compared to the prior year and an increase in non-controlling interest to partners in certain businesses. Average headcount increased by 7.2% for the year ended December 31, 2013 compared to the prior year.
Compensation and benefits expenses for the alternative investment segment decreased $4.9 million to $54.7 million for the year ended December 31, 2013 compared with $59.6 million in 2012. The compensation to revenue ratio was 50% for the year ended December 31, 2013, compared to 53% for the prior year period. The decrease in the compensation to revenue ratios is related to an increase in non-controlling interest to partners in certain businesses. The increase in non-controlling interests is due to two business restructurings, during 2013, where certain amounts that were in compensation in prior years are now shown as non-controlling interests.
Compensation and benefits expenses for the broker-dealer segment increased $21.7 million to $150.2 million for the year ended December 31, 2013 compared with $128.5 million in 2012. The increase is due to $58.6 million higher revenues during 2013 as compared to 2012 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 64% for year ended December 31, 2013 compared with 73% for 2012.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $0.1 million to $95.9 million for the year ended December 31, 2013 compared with $95.8 million in 2012. This was primarily due to increased occupancy and depreciation and amortization costs and communication costs due to the Dahlman (renamed to Cowen Securities) acquisition completed during the first quarter of 2013. These expense increases were offset by a reduction in professional fees related to lower accounting, legal and recruitment fees.

Fixed non-compensation expenses for the alternative investment segment increased $1.5 million to $34.2 million for the year ended December 31, 2013 compared with $32.7 million in 2012. Fixed non-compensation expenses for the broker-dealer segment decreased $1.4 million to $61.7 million for the year ended December 31, 2013 compared with $63.1 million in 2012.
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2013 and 2012:

	Year Ended December 31,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$350	$339	$11	3%
Communications	17,355	15,563	1,792	12%
Professional, advisory and other fees	12,190	13,514	(1,324)	(10)%
Occupancy and equipment	23,197	20,617	2,580	13%
Depreciation and amortization	10,202	9,422	780	8%
Service fees	9,708	11,303	(1,595)	(14)%
Expenses from equity investments	12,497	13,104	(607)	(5)%
Other	10,375	11,939	(1,564)	(13)%
Total	$95,874	$95,801	$73	—%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $5.3 million to $30.6 million for the year ended December 31, 2013 compared with $25.3 million in 2012. The increase in floor brokerage and trade execution relate to two acquisitions completed during second and fourth quarter of 2012 and one in the first quarter of 2013 which generated increased trading costs. Marketing and business development expenses have increased due to increased marketing activity firm wide.
The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2013 and 2012:

	Year Ended December 31,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$12,078	$9,612	$2,466	26%
Expenses related to Luxembourg reinsurance companies	2,092	2,603	(511)	(20)%
Marketing and business development	16,473	13,060	3,413	26%
Total	$30,643	$25,275	$5,368	21%
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, increased $0.9 million to $6.4 million for the year ended December 31, 2013 compared with $5.5 million in 2012.
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
Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011
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

	Year Ended December 31,
	2012			2011			Total Period-to-Period
	Alternative Investment		Total 2012	Alternative Investment		Total 2011
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$71,762	$71,762	$—	$50,976	$50,976	$20,786	41%
Brokerage	—	93,903	93,903	—	99,611	99,611	(5,708)	(6)%
Management fees	56,381	—	56,381	67,309	—	67,309	(10,928)	(16)%
Incentive income (loss)	15,205	—	15,205	10,366	—	10,366	4,839	47%
Investment income (loss)	40,374	9,742	50,116	33,599	7,748	41,347	8,769	21%
Other revenues	844	404	1,248	622	(7)	615	633	103%
Total economic income revenues	112,804	175,811	288,615	111,896	158,328	270,224	18,391	7%
Economic Income Expenses
Compensation and benefits	59,647	128,508	188,155	46,757	145,801	192,558	(4,403)	(2)%
Non-compensation expenses—Fixed	32,726	63,075	95,801	34,138	69,778	103,916	(8,115)	(8)%
Non-compensation expenses—Variable	4,941	20,334	25,275	17,085	24,412	41,497	(16,222)	(39)%
Reimbursement from affiliates	(5,527)	—	(5,527)	(4,602)	—	(4,602)	(925)	20%
Total economic income expenses	91,787	211,917	303,704	93,378	239,991	333,369	(29,665)	(9)%
Net economic income (loss) (before non-controlling interest)	21,017	(36,106)	(15,089)	18,518	(81,663)	(63,145)	48,056	(76)%
Non-controlling interest	(2,480)	—	(2,480)	(8,292)	—	(8,292)	5,812	(70)%
Economic income (loss)	$18,537	$(36,106)	$(17,569)	$10,226	$(81,663)	$(71,437)	$53,868	(75)%
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
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense decreased $4.4 million to $188.2 million for the year ended December 31, 2012, compared with $192.6 million in 2011. This decrease was primarily attributable to lower variable compensation and severance expense which was partially offset by an increase in the amortization of deferred compensation and investments in new professionals. The compensation to revenue ratio was 65% for the year ended December 31, 2012, compared to 71% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 2% decrease in total compensation offset by a 7% increase in revenues compared to the prior year period. Average headcount remained constant for the year ended December 31, 2012 compared to 2011.
Compensation and benefits expenses for the alternative investment segment increased $12.8 million to $59.6 million for the year ended December 31, 2012 compared with $46.8 million for 2011. This was primarily attributable to an increase in the amortization of deferred compensation, higher variable compensation and investments in new professionals. The compensation to revenue ratio was 53% for the year ended December 31, 2012, compared to 42% for 2011.
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

The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2012 and 2011:

	Year Ended December 31,		Period-to-Period
	2012	2011	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Interest expense	$339	$735	$(396)	(54)%
Communications	15,563	15,690	(127)	(1)%
Professional, advisory and other fees	13,514	14,707	(1,193)	(8)%
Occupancy and equipment	20,617	23,874	(3,257)	(14)%
Depreciation and amortization	9,422	8,740	682	8%
Service fees	11,303	15,619	(4,316)	(28)%
Expenses from equity investments	13,104	12,102	1,002	8%
Other	11,939	12,449	(510)	(4)%
Total	$95,801	$103,916	$(8,115)	(8)%
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2013, we had cash and cash equivalents of $54.7 million and net liquid investment assets of $287.0 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of

December 31, 2013 and December 31, 2012 were $12.1 million and $13.8 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.1 million and $3.5 million as of December 31, 2013 and 2012, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.2 million and $0.3 million, respectively.
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
As of December 31, 2013, the Company had unfunded commitments of $13.2 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $42.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through December 31, 2013, the Company has funded $29.9 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of December 31, 2013, the Company has fully funded this commitment. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time dependent on the performance of the fund, and, as of December 31, 2013, has funded $0.5 million towards this commitment. In January 2013, the Company committed $10.0 million to Orchard Square Partners Credit Fund LP (formerly known as Ramius Global Credit Fund LP). As of March 31, 2013, the Company has fully funded this commitment. In September 2012, the Company committed $10.0 million to Formation 8 Partners Fund I LP as a limited partner and funded $3.0 million through December 31, 2013. The remaining capital commitment is expected to be called over a five year period.
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
As registered broker-dealers, Cowen and Company, ATM Execution (formerly known as Cowen Capital LLC), ATM USA, and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method, ATM Execution, ATM USA and Cowen Equity Finance are each required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2013, Cowen and Company had total net capital of approximately $36.4 million, which was approximately $35.4 million in excess of its minimum net capital requirement of $1.0 million. As of December 31, 2013, ATM Execution had total net capital of approximately $2.7 million, which was approximately $2.4 million in excess of its minimum net capital requirement of $250,000. As of December 31, 2013, ATM USA had total net capital of approximately $1.2 million, which was approximately $0.9 million in excess of its minimum net capital requirement of $250,000. As of December 31, 2013, Cowen Equity Finance had total net capital of approximately $12.0 million which was approximately $11.7 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of December 31, 2013, Ramius UK's Financial Resources of $0.35 million exceeded its minimum requirement of $0.18 million by $0.17 million. As of December 31, 2013, CIL's Financial Resources of $4.4 million exceeded its minimum requirement of $2.2 million by $2.2 million.
Cowen and Company (Asia) Limited (“CCAL”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of December 31, 2013, CCAL's Financial Resources of $1.1 million exceeded the minimum requirement of $0.4 million by $0.7 million.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of December 31, 2013, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of December 31, 2013 and multiple counterparties as of December 31, 2012.
There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of December 31, 2013 and December 31, 2012:

As of December 31, 2013
(dollars in thousands)
Securities purchased under agreements to resell
Agreements with Royal Bank of Canada bearing interest of 1.75% due June 2015 to November 2015	$3,657
$3,657

As of December 31, 2012
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.2% due January 31, 2013 to June 25, 2013	$29,039
Agreements with Barclays Capital Inc bearing interest of (0.05%) - 0.23% due January 1, 2013	136,906
$165,945
For all of the Company's holdings of Repurchase Agreements as of December 31, 2013, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements continue on a day-to-day basis.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $150.6 million for the year ended December 31, 2013 was predominately related to proceeds from sales of securities owned partially offset by a) purchases of securities owned and b) cash paid related to an increase in cash held at other brokers. Net cash used by operating activities of $103.9 million for the year ended December 31, 2012 was predominately related to a) cash paid related to an increase in cash held at other brokers, b) cash used to pay for year end bonuses and c) cash used to purchase short sales and cover short investments partially offset by cash received from sales of securities held at the broker dealer. Net cash provided by operating activities of $232.9 million for the year ended December 31, 2011 was predominately related to an increase in amounts receivable from brokers, cash acquired upon the acquisition of LaBranche and proceeds from sales of other investments and securities owned related to proprietary capital, partially offset by cash used to pay for year end bonuses and a net loss for the year.

Investing Activities.    Net cash provided by investing activities of $7.9 million for the year ended December 31, 2013 was primarily related to the proceeds from sales of other investments offset partially by purchases of other investments.   Net cash provided by investing activities of $152.0 million for the year ended December 31, 2012 was primarily related to increased repurchase agreement activity partially offset by cash used for acquisitions. Net cash used in investing activities of $83.1 million for the year ended December 31, 2011 was primarily from the purchase of other investments related to the Company's invested capital and increased reverse repurchase agreement activity.
Financing Activities.    Net cash used in financing activities for the year ended December 31, 2013 of $187.3 million was primarily related to increase repurchase agreement activity, the purchase of treasury stock and payment by the consolidated funds to investors for capital withdrawals.  Net cash used in financing activities for the year ended December 31, 2012 of $93.4 million was primarily related to increase repurchase agreement activity, the purchase of treasury stock and payment by the consolidated funds to investors for capital withdrawals. Net cash used in financing activities for the year ended December 31, 2011 was $57.3 million primarily related to increased repurchase activity, repayments on short term borrowings and other debt and payments by the Consolidated Funds to investors for capital withdrawals
Short-Term Borrowings and other debt
In January 2013, the Company borrowed $2.0 million to fund insurance premium payments. This note bears interest at 2.22% and was due on December 1, 2013, with monthly payment requirements of $0.2 million. As of December 31, 2013, the outstanding balance on this note payable was fully repaid. Interest expense for the year ended December 31, 2013 was insignificant.
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of December 31, 2013, the remaining balance on these capital leases was $2.5 million. Approximately $0.9 million of capital lease obligations held at December 31, 2013 were terminated in January 2014 (See Note 28). Interest expense was $0.1 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.
As of December 31, 2013, the Company has the following five irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, with respect to which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 2014
New York	$1,191	September 2014
New York	$6,746	December 2014
New York	$1,000	February 2014
New York	$1,861	March 2014
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2013 and December 31, 2012, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of December 31, 2013:

	Total	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$111,173	$49,520	$22,059	$39,594
Service Payments	21,307	19,103	2,182	22
Capital leases	1,301	4,038	1,877	0.078
Total	133,781	69,924	24,241	39,616
Debt
Notes Payable	41	41	—	—
Total	$41	$41	$—	$—

(1)
Future contributions to the Company's defined benefit plan beyond 2013 cannot reasonably be estimated and are excluded from the table above. The Company had funded any 2013 requirements before December 31, 2013.

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
As of December 31, 2013, the clawback obligations were $6.2 million (See Notes 19 and 26).
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of December 31, 2013. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In conjunction with the acquisition of Cowen Securities the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third-party bank prior to the acquisition. The value of these loans at December 31, 2013 was $2.5 million.
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
The Company’s consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the Consolidated Funds on a gross basis. The management fees and incentive income earned by the Company from the

Consolidated Funds were eliminated in consolidation; however, the Company’s allocated share of net income from these funds was increased by the amount of this eliminated income. Hence, the consolidation of these funds had no net effect on the Company’s net earnings.
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
As of December 31, 2013 and 2012, the Company consolidates the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and (effective May 1, 2013) Ramius Merger Fund LLC (the "Merger Fund") (collectively the "Consolidated Funds"). RTS Global 3X was consolidated as of December 31, 2012 but was liquidated on March 31, 2013.
The Company also consolidates three investment companies; RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy, Ramius Co-Investment I LLC and Ramius Co-Investment II LLC, which were both formed to make investments in biomedical companies that develop innovative gene therapies for severe genetic disorders. The Company determined that RCG Linkem II, LLC, Ramius Co-Investment I LLC and Ramius Co-Investment II LLC are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2013, the Company consolidates three VIEs and as of December 31, 2012 the Company does not consolidate any VIEs. As of December 31, 2013, the total net assets of the consolidated VIEs are $8.2 million. The VIEs act as managing members/general partners and/or investment managers to affiliated fund entities which they sponsor and/or manage. The VIEs are financed through their operations and/or loan agreements with the Company.

As of December 31, 2013 and December 31, 2012, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) through one of its Consolidated Funds, Enterprise LP and as of December 31, 2013 the Company holds a variable interest in Ramius Merger Master Fund Ltd through one of its Consolidated Funds, Merger Fund, (the “Unconsolidated Master Funds”). Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker‑dealer subsidiaries, Cowen and Company, LLC (“Cowen and Company”), ATM Execution (formerly known as Cowen Capital LLC), ATM USA, LLC, and Cowen Equity Finance LP, apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.
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
Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). Exchange-traded derivatives, such as futures contracts and exchange-traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures and currency forwards are included within other assets on the accompanying consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the accompanying consolidated statements of financial condition.

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

•
Mutual Funds. Management fees for the Company’s mutual funds (Ramius Trading Strategies Managed Futures Fund, Ramius Event Driven Equity Fund, Ramius Dynamic Replication Fund and Ramius Strategic Volatility Fund) are generally charged at an annual rate of up to 1.60% of assets under management (subject to an overall expense cap of up to 2%).

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

•
Real Estate. Management fees from the Company's real estate business are generally charged by their general partners at an annual rate from 0.75% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the funds on the RCG Longview platform are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.

•
HealthCare Royalty Partners. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners funds), management fees for the funds advised by HealthCare Royalty Partners are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of net asset value. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations..

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 1%. Management and platform fees are generally calculated monthly based on assets under management at the end of each month.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for hedge funds and up to 10% for alternative solutions products (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis. These funds are subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is earned only after investors receive a full return of their capital plus a preferred return.
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
Investment Banking
The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's Target Sectors.
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

•
Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions such as private placements of debt and equity securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. The Company records sales agent commissions on a trade date basis. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. The consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 19 "Commitments and Contingencies" in our consolidated financial statements for the year ended December 31, 2013 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Significant Accounting Policies" in our consolidated financial statements for a discussion of recently adopted and future adoption of accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The Company's primary exposure to market risk is a function of our role as investment manager for our funds and managed accounts, our role as a financial intermediary in customer trading and market making activities, as well as the fact that a significant portion of our own capital is invested in securities. Adverse movements in the prices of securities that are either owned or sold short may negatively impact the Company's management fees and incentive income, as well as the value of our own invested capital.
The market value of the assets and liabilities in our funds and managed accounts, as well as the Company's own securities, may fluctuate in response to changes in equity prices, interest rates, credit spreads, currency exchange rates, commodity prices, implied volatility, dividends, prepayments, recovery rates and the passage of time. The net effect of market value changes caused by fluctuations in these risk factors will result in gains (losses) for our funds and managed accounts which will impact our management fees and incentive income and for the Company's securities which will impact the value of our own invested capital as well as the capital utilized in facilitating customer trades.
The Company's risk measurement and risk management processes are an integral part of our proprietary investment process as well as market making and customer facilitation trading activities. These processes are implemented at the individual position, strategy and total portfolio levels and are designed to provide a complete picture of the risks of the Company's balance sheet. The key elements of our risk reporting include sensitivities, exposures, stress testing and profit and loss attribution. As a result of our views of levels of risk being taken, the firm may undertake to hedge out some or all of any or all risks at either the individual position, strategy or total portfolio levels.
Impact on Management Fees
The Company's management fees are generally based on the net asset value of the Company's funds and managed accounts. Accordingly, management fees will change in proportion to changes in the market value of investments held by the Company's funds and managed accounts.

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
A 10% change in the fair value of the investments held by the Company's funds as of December 31, 2013 would result in a change of approximately $954 million in our assets under management and would impact management fees by approximately $5.6 million on an annual basis. This number is an estimate. The amount would be dependent on the fee structure of the particular fund or funds that experienced such a change.
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

Credit risk
The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2013, the Company had recorded no liability.
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
As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
For Management's report on internal control over financial reporting see page F-2, and attestation report of our independent registered public accounting firm see page F-3.
In addition, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information in the definitive proxy statement for our 2014 annual meeting of stockholders under the captions "Executive Officers," "Board of Directors," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.    Executive Compensation
The information in the definitive proxy statement for our 2014 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the definitive proxy statement for our 2014 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions
The information in the definitive proxy statement for our 2014 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information in the definitive proxy statement for our 2014 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.
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
As of the end of the Company's 2013 fiscal year, management conducted an assessment of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2013 was effective.
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
The Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cowen Group, Inc.
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows present fairly, in all material respects, the financial position of Cowen Group, Inc. and its subsidiaries (the Company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 3, 2014

Cowen Group, Inc.
Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)

	As of December 31,
	2013	2012
Assets
Cash and cash equivalents	$54,720	$83,538
Cash collateral pledged	10,907	9,160
Securities owned, at fair value	320,737	624,127
Securities borrowed	927,773	406,326
Other investments	99,483	84,930
Receivable from brokers	66,980	71,306
Fees receivable, net of allowance	45,067	34,707
Due from related parties	26,910	21,022
Fixed assets, net of accumulated depreciation and amortization of $21,853 and $30,003, respectively	26,999	32,202
Goodwill	37,240	28,545
Intangible assets, net of accumulated amortization of $26,610 and $22,945, respectively	12,094	12,984
Other assets	17,938	18,048
Consolidated Funds
Cash and cash equivalents	2,048	3,559
Securities owned, at fair value	—	3,525
Other investments, at fair value	187,480	204,205
Other assets	5,624	292
Total Assets	$1,842,000	$1,638,476
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$137,527	$177,937
Securities sold under agreement to repurchase	3,657	165,945
Securities loaned	918,577	408,972
Payable to brokers	75,420	188,788
Compensation payable	51,807	45,752
Short-term borrowings and other debt	2,564	4,132
Fees payable	6,324	5,277
Due to related parties	382	662
Accounts payable, accrued expenses and other liabilities	46,391	56,894
Consolidated Funds
Capital withdrawals payable	5,222	2,891
Accounts payable, accrued expenses and other liabilities	549	414
Total Liabilities	1,248,420	1,057,664
Commitments and Contingencies (Note 19)
Redeemable non-controlling interests	85,814	85,703
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 130,900,182 shares issued and 115,026,633 outstanding as of December 31, 2013 and 123,740,112 shares issued and 112,447,892 outstanding as of December 31, 2012, respectively (including 482,522 and 336,895 restricted shares, respectively)	1,160	1,135
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	737,341	713,211
(Accumulated deficit) retained earnings	(183,243)	(187,865)
Accumulated other comprehensive income (loss)	592	356
Less: Class A common stock held in treasury, at cost, 15,873,549 and 11,292,220 shares as of December 31, 2013 and 2012, respectively.	(48,084)	(31,728)
Total Stockholders' Equity	507,766	495,109
Total Liabilities and Stockholders' Equity	$1,842,000	$1,638,476

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Investment banking	$105,333	$71,762	$50,976
Brokerage	114,593	91,167	99,611
Management fees	37,303	38,116	52,466
Incentive income	12,586	5,411	3,265
Interest and dividends	39,454	24,608	22,306
Reimbursement from affiliates	9,161	5,239	4,322
Other revenues	5,418	3,668	1,583
Consolidated Funds
Interest and dividends	1,185	136	569
Other revenues	2,213	373	180
Total revenues	327,246	240,480	235,278
Expenses
Employee compensation and benefits	207,248	194,034	203,767
Floor brokerage and trade execution	16,935	14,684	16,475
Interest and dividends	27,299	12,137	9,233
Professional, advisory and other fees	14,625	16,339	33,702
Service fees	9,768	11,281	16,365
Communications	18,078	15,704	16,350
Occupancy and equipment	24,729	22,087	27,887
Depreciation and amortization	10,227	9,437	15,472
Client services and business development	17,353	14,069	16,725
Goodwill impairment	—	—	7,151
Other expenses	12,616	15,452	9,746
Consolidated Funds
Interest and dividends	345	22	147
Professional, advisory and other fees	1,157	1,361	2,136
Floor brokerage and trade execution	285	—	—
Other expenses	252	293	499
Total expenses	360,917	326,900	375,655
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	40,924	55,665	15,128
Bargain purchase gain	—	—	22,244
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	10,678	6,376	4,925
Net realized and unrealized gains (losses) on derivatives	365	877	(583)
Net gains (losses) on foreign currency transactions	1	(7)	53
Total other income (loss)	51,968	62,911	41,767
Income (loss) before income taxes	18,297	(23,509)	(98,610)
Income tax expense (benefit)	457	448	(20,073)
Net income (loss) from continuing operations	17,840	(23,957)	(78,537)
Net income (loss) from discontinued operations, net of tax	—	—	(23,646)
Net income (loss)	17,840	(23,957)	(102,183)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	13,193	(72)	5,827
Net income (loss) attributable to Cowen Group, Inc. stockholders	$4,647	$(23,885)	$(108,010)
Weighted average common shares outstanding:
Basic	116,703	114,400	95,532
Diluted	121,117	114,400	95,532
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.04	$(0.21)	$(0.88)
Income (loss) from discontinued operations	$—	$—	$(0.25)
Diluted
Income (loss) from continuing operations	$0.04	$(0.21)	$(0.88)
Income (loss) from discontinued operations	$—	$—	$(0.25)
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011

Net income (loss)			$17,840			$(23,957)			$(102,183)
Other comprehensive income (loss), net of tax:
Foreign currency translation		(10)			148			(260)
Defined benefit pension plans:
Net gain/(loss) arising during the period	(137)			459			2
Effect of curtailment	360			(59)			—
Add: amortization of prior service cost included in net periodic pension cost	23	246		23	423		23	25
Total other comprehensive income, net of tax			236			571			(235)
Comprehensive income (loss)			$18,076			$(23,386)			$(102,418)

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2010	75,490,209	$726	$—	$504,480	$20	$(55,970)	$449,256	$144,346
Net income (loss)	—	—	—	—	—	(108,010)	(108,010)	5,827
Defined benefit plans	—	—	—	—	25	—	25	—
Foreign currency translation	—	—	—	—	(260)	—	(260)	—
Capital contributions	—	—	—	—	—	—	—	4,038
Capital withdrawals	—	—	—	—	—	—	—	(53,094)
Consolidation of RCG Linkem II LLC	—	—	—	—	—	—	—	3,470
Restricted stock awards issued	3,053,298	—	—	—	—	—	—	—
Common stock issuance upon acquisition (see Note 2)	40,850,133	409	—	155,639	—	—	156,048	—
Purchase of treasury stock, at cost	(5,346,003)	—	(16,902)	—	—	—	(16,902)	—
Amortization of share based compensation	—	—	—	28,308	—	—	28,308	—
Balance, December 31, 2011	114,047,637	1,135	(16,902)	688,427	(215)	(163,980)	508,465	104,587
Net income (loss)	—	—	—	—	—	(23,885)	(23,885)	(72)
Defined benefit plans	—	—	—	—	423	—	423	—
Foreign currency translation	—	—	—	—	148	—	148	—
Capital contributions	—	—	—	—	—	—	—	500
Capital withdrawals	—	—	—	—	—	—	—	(20,729)
Deconsolidation of funds	—	—	—	—	—	—	—	(17,104)
Consolidation of funds	—	—	—	—	—	—	—	18,521
Restricted stock awards issued	4,346,472	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(5,946,217)	—	(14,826)	—	—	—	(14,826)	—
Amortization of share based compensation	—	—	—	24,784	—	—	24,784	—
Balance, December 31, 2012	112,447,892	1,135	(31,728)	713,211	356	(187,865)	495,109	85,703
Net income (loss)	—	—	—	—	—	4,647	4,647	13,193
Defined benefit plans	—	—	—	—	246	—	246	—
Foreign currency translation	—	—	—	—	(10)	—	(10)	—
Capital contributions	—	—	—	—	—	—	—	15,181
Capital withdrawals	—	—	—	—	—	—	—	(28,263)
Restricted stock awards issued	4,668,423	—	—	—	—	—	—	—
Common stock issued upon acquisition (See Note 2)	2,491,647	25	—	6,215	—	—	6,240	—
Purchase of treasury stock, at cost	(4,606,073)	—	(16,446)	—	—	—	(16,446)	—
Treasury stock re-issuance	24,744	—	90	—	—	(25)	65	—
Amortization of share based compensation	—	—	—	17,915	—	—	17,915	—
Balance, December 31, 2013	115,026,633	$1,160	$(48,084)	$737,341	$592	$(183,243)	$507,766	$85,814

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc. Consolidated Statements of Cash Flows (dollars in thousands)

	Year Ended December 31,
	2013		2012	2011
Cash flows from operating activities:
Net income (loss) from continuing operations	$17,840		$(23,957)	$(78,537)
Net income (loss) from discontinued operations, net of tax	—		—	(23,646)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain	—	—	—	(22,244)
Depreciation and amortization	10,227		9,437	26,864
Share-based compensation	17,915		24,784	28,308
Deferred rent obligations	(268)		(1,938)	(4,061)
Net loss on disposal of fixed assets	410		30	103
Goodwill impairment	—		—	7,151
Purchases of securities owned, at fair value	(6,821,969)		(6,257,362)	(8,953,879)
Proceeds from sales of securities owned, at fair value	7,106,181		6,328,288	8,726,114
Proceeds from sales of securities sold, not yet purchased, at fair value	2,767,452		4,327,700	4,690,844
Payments to cover securities sold, not yet purchased, at fair value	(2,789,081)		(4,456,056)	(4,553,832)
Net (gains) losses on securities, derivatives and other investments	(40,510)		(43,872)	(3,128)
Consolidated Funds
Purchases of securities owned, at fair value	(298,220)		(366,388)	(480,251)
Proceeds from sales of securities owned, at fair value	287,412		369,209	482,630
Proceeds from sales of securities sold, not yet purchased, at fair value	42,701		—	—
Payments to cover securities sold, not yet purchased, at fair value	(42,387)		—	—
Purchases of other investments	(4,497)		(9,785)	(18,356)
Proceeds from sales of other investments	56,873		42,071	127,664
Net realized and unrealized (gains) losses on investments and other transactions	(14,153)		(8,608)	(4,746)
(Increase) decrease in operating assets:
Cash acquired upon transaction	10,747		290	117,496
Cash collateral pledged	135		625	(25)
Securities owned, at fair value, held at broker dealer	20,434		43,657	152,080
Securities borrowed	(521,447)		119,758	—
Receivable from brokers	5,614		405	127,995
Fees receivable, net of allowance	(9,975)		(5,642)	9,041
Due from related parties	(5,888)		(3,570)	2,388
Other assets	1,304		10,661	(1,388)
Consolidated Funds
Cash and cash equivalents	1,511		(2,326)	6,913
Other assets	(5,528)		1,370	469
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(11,898)		(1,301)	(157,134)
Securities loaned	509,605		(132,927)	—
Payable to brokers	(113,368)		(24,572)	46,169
Compensation payable	(13,036)		(29,047)	(12,107)
Fees payable	1,047		(985)	(3,772)
Due to related parties	(280)		(1,252)	(7,273)
Accounts payable, accrued expenses and other liabilities	(15,490)		(12,737)	6,652
Consolidated Funds
Payable to brokers	1,030		—	—
Due to related parties	—		25	—
Accounts payable, accrued expenses and other liabilities	146		149	(1,582)
Net cash provided by / (used in) operating activities	$150,589		$(103,866)	$232,920

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
(continued)	2013		2012	2011
Cash flows from investing activities:
Securities purchased under agreement to resell	$—		$166,260	$(68,505)
Purchases of other investments	(20,048)		(14,848)	(61,364)
Proceeds from sales of other investments	29,900		13,298	53,317
Purchase of business, net of cash acquired (Note 2)	—		(10,853)	—
Cash paid to acquire net assets (contingent payable)	(779)		—	—
Purchase of fixed assets	(1,141)		(1,902)	(6,539)
Net cash provided by / (used in) investing activities	7,932		151,955	(83,091)
Cash flows from financing activities:
Securities sold under agreement to repurchase	(162,288)		(62,838)	36,618
Borrowings on short-term borrowings and other debt	2,044		—	493
Repayments on short-term borrowings and other debt	(3,613)		(1,518)	(26,576)
Purchase of treasury stock	(12,732)		(10,838)	(11,365)
Capital contributions by non-controlling interests in operating entities	501		—	—
Capital withdrawals to non-controlling interests in operating entities	(3,058)		(3,167)	(5,009)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	14,680		—	4,038
Capital withdrawals to non-controlling interests in Consolidated Funds	(22,873)		(15,065)	(55,507)
Net cash provided by / (used in) financing activities	(187,339)		(93,426)	(57,308)
Change in cash and cash equivalents	(28,818)		(45,337)	92,521
Cash and cash equivalents at beginning of period	83,538		128,875	36,354
Cash and cash equivalents at end of period	$54,720		$83,538	$128,875

Supplemental information
Cash paid during the year for interest	$24,644		$9,419	$9,007
Cash paid during the year for taxes	$72		$611	$871

Supplemental non-cash information
Purchase of treasury stock, at cost, upon close of acquisition (see Note 2)	$—		$—	$1,906
Net assets (liabilities) acquired upon acquisition (net of cash) (See Note 2)	$—		$9,995	$58,486
Non compete agreements and covenants with limiting conditions acquired (see Note 2)	$460		$167	$2,310
Common stock issuance upon close of acquisition (see Note 2)	$6,240		$—	$156,048
Purchase of treasury stock, at cost, through net settlement (see Note 21)	$3,649		$3,988	$3,631
Re-issuance of treasury stock for services provided	$65		$—	$—
Net assets transferred to Merger Master (see Note 6)	$22,152		$—	$—
Net assets of consolidated entities	$—		$18,521	$3,470
Net assets of deconsolidated entities	$—		$17,104	$—
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Notes to Consolidated Financial Statements
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, market-making and sales and trading and securities lending services through its two business segments: alternative investment and broker-dealer. The Company's alternative investment segment includes hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, managed futures funds, funds of funds, real estate and healthcare royalty funds, offered primarily under the Ramius name. The broker-dealer segment offers research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), clean technology, energy, metals and mining, transportation, chemicals and agriculture sectors, primarily under the Cowen name.
2. Acquisitions
Dahlman Rose & Company, LLC
On March 11, 2013, the Company completed its acquisition of all of the outstanding interests in Dahlman Rose & Company, LLC ("Dahlman"), a privately-held investment bank specializing in the energy, metals and mining, transportation, chemicals and agriculture sectors. This acquisition was an all-stock transaction. In the aggregate, the purchase price, assets acquired and liabilities assumed were not significant and the near term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant. Dahlman was subsequently renamed to Cowen Securities LLC ("Cowen Securities"). Following the acquisition, Cowen Securities is included in the broker-dealer segment (See Note 24).
During the fourth quarter of 2013, the Company finalized its purchase price allocation with insignificant adjustments to the recognized amounts on the consolidated statements of financial condition. The purchase price allocation of Cowen Securities is based upon all information available to us at the present time, and is based upon management's estimates of the fair values using valuation techniques including income, cost and market approaches.
The acquisition was accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). As such, results of operations for the Cowen Securities are included in the accompanying consolidated statements of operations since the date of the acquisition, and the assets acquired, liabilities assumed and the resulting goodwill were recorded at their fair values within their respective line items on the accompanying consolidated statement of financial condition. The goodwill is fully deductible for tax purposes. During the year ended December 31, 2013, the business was fully integrated within the broker dealer segment.
ATM USA, LLC and KDC Securities, LP
During the year ended December 31, 2012, the Company completed two acquisitions that were not individually material but were material in the aggregate. On April 5, 2012, the Company completed its acquisition of all of the outstanding interests in ATM USA, LLC ("ATM USA"), Algorithmic Trading Management, LLC ("ATM LLC") and Algo Trading Management Inc. ("ATM INC") (collectively the “ATM Group”), a provider of global, multi-asset class algorithmic execution trading models. On November 1, 2012, the Company also completed the acquisition of all of the outstanding interests in KDC Securities, LP (renamed subsequent to the acquisition to "Cowen Equity Finance LP"), a securities lending business. KDC Securities, LP was the broker-dealer subsidiary of Kellner Capital, LLC, an alternative investment manager. Post acquisition, the ATM Group and Cowen Equity Finance LP are integrated in to the broker-dealer segment.
These acquisitions were completed in accordance with their respective agreements for cash of $10.9 million and contingent consideration of $8.1 million in the aggregate. In accordance with the terms of the purchase agreements, the Company is required to pay to the sellers a portion of future net profits of the businesses, if certain revenue targets are achieved over the period through October 2016. The Company estimated the contingent consideration using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts can range from $3.5 million to $13.8 million.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

within their respective line items on the accompanying consolidated statement of financial condition (see Note 10). Goodwill in the amount of $2.2 million is deductible for tax purposes.
The following table summarizes the aggregate purchase price allocation of net tangible and intangible assets acquired during the year ended December 31, 2012:

(dollars in thousands)
Cash and cash equivalents	$290
Securities owned, at fair value	17
Securities borrowed	527,854
Receivable from brokers	15,682
Fees receivable	751
Intangibles	9,782
Other assets	136
Securities loaned	(543,369)
Compensation payable	(11)
Fees payable	(56)
Unfavorable lease liability	(91)
Accounts payable, accrued expenses and other liabilities	(700)
Total net assets acquired	10,285
Non compete agreements	167
Goodwill/(Bargain purchase gain) on transactions	8,517
Total purchase price	$18,969
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
Included in the accompanying consolidated statements of operations for the year ended December 31, 2012 are revenues of $6.2 million and net loss of $1.6 million related to the combined ATM Group and Cowen Equity Finance LP results of operations. During the year ended December 31, 2013, these businesses were fully integrated into the current business lines of the Company and the revenues and net income/(loss) are included in the respective line items.
LaBranche & Co Inc.
The acquisition of LaBranche & Co Inc. ("LaBranche") by the Company was consummated pursuant to the terms of the Agreement and Plan of Merger, dated as of February 16, 2011, after the market close on June 28, 2011. LaBranche Capital, LLC ("LCAP"). LCAP was a registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member firm that operated as a market-maker in ETFs, engaged in hedging activities in options, exchange traded funds ("ETFs"), structured notes, foreign currency securities and futures related to its market-making operations and also conducted principal trading activities in these securities. Prior to the acquisition, LaBranche discontinued certain operations in its market-making segment, including upstairs options market-making on various exchanges and electronic market-making in the International Securities Exchange. As of the close of market on June 28, 2011, LaBranche stock was delisted and no longer trades on the New York Stock Exchange.
The acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. In this case, the acquisition was accounted for as an acquisition by Cowen of LaBranche. As such, results of operations for LaBranche are included in the accompanying consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their estimated fair values. The fair value of Cowen shares issued to LaBranche shareholders was the purchase consideration for the acquisition. Based on the June 28, 2011 purchase price allocation, the fair value of the net identifiable assets acquired and liabilities assumed amounted to $176.0 million (excluding $2.3 million non-compete agreements and covenants with limiting conditions acquired), exceeding the fair value of the purchase price of $156.0 million. As a result, the Company recognized a nonrecurring bargain purchase gain of approximately $22.2 million in the second quarter of 2011, which is included in other income in the accompanying consolidated statements of operations for the twelve months ended December 31, 2011.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
As of December 31, 2013 and 2012, the Company consolidates the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and (effective May 1, 2013) Ramius Merger Fund LLC (the "Merger Fund") (collectively the "Consolidated Funds"). RTS Global 3X was consolidated as of December 31, 2012 but was liquidated on March 31, 2013.
The Company also consolidates three investment companies; RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy, Ramius Co-Investment I LLC and Ramius Co-Investment II LLC, which were both formed to make investments in biomedical companies that develop innovative gene therapies for severe genetic disorders. The Company determined that RCG Linkem II, LLC, Ramius Co-Investment I LLC and Ramius Co-Investment II LLC are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
Variable Interest Entities—VIEs are entities that lack one or more of the characteristics of a VOE. In accordance with US GAAP, an enterprise must consolidate all VIEs of which it is the primary beneficiary. Under the US GAAP consolidation model for VIEs, an enterprise that (1) has the power to direct the activities of a VIE that most significantly impacts the VIE's

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2013, the Company consolidates three VIEs and as of December 31, 2012 the Company does not consolidate any VIEs. As of December 31, 2013, the total net assets of the consolidated VIEs are $8.2 million. The VIEs act as managing members/general partners and/or investment managers to affiliated fund entities which they sponsor and/or manage. The VIEs are financed through their operations and/or loan agreements with the Company.
As of December 31, 2013 and December 31, 2012, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) through one of its Consolidated Funds, Enterprise LP and as of December 31, 2013 the Company holds a variable interest in Ramius Merger Master Fund Ltd through one of its Consolidated Funds, Merger Fund, (the “Unconsolidated Master Funds”). Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

purpose of selling them in the near term as trading securities in accordance with US GAAP, at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker‑dealer subsidiaries, Cowen and Company, LLC (“Cowen and Company”), ATM Execution (formerly known as Cowen Capital LLC), ATM USA, LLC, and Cowen Equity Finance LP, apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). Exchange-traded derivatives, such as futures contracts and exchange-traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. Futures and currency forwards are included within other assets on the accompanying consolidated statements of financial condition and all other derivatives are included within securities owned, at fair value on the accompanying consolidated statements of financial condition.
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

h.	Securities borrowed and securities loaned
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received on a gross basis. The related rebates are recorded in the statement of operations as interest income and interest expense. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary. Securities borrowed and loaned may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. The Company minimizes its credit risk by continuously monitoring  its credit exposure and collateral values by demanding

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

additional or returning excess collateral in accordance with the netting provisions available in the master securities lending contracts in place with the counterparties.
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis. In the case where the fair value basis of accounting is elected, any resulting change in fair value is reported in trading revenues. Accrued interest income and expense are recorded in the same manner as under the accrual method. At December 31, 2013 and 2012, the Company does not have any securities lending transactions for which fair value basis of accounting was elected.

i.	Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of December 31, 2013 and 2012, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities purchased under agreements to resell and securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of December 31, 2013 and multiple counterparties as of December 31, 2012.
Collateral is valued daily and the Company and its counterparties may adjust the collateral or require additional collateral to be deposited when appropriate. Collateral held by counterparties may be sold or re-hypothecated by such counterparties, subject to certain limitations sometimes imposed by the Company and in accordance with the master netting agreements in place with the counterparty. Collateralized Repurchase Agreements may result in credit exposure in the event the counterparties to the transactions are unable to fulfill their contractual obligations. The Company minimizes the credit risk associated with this activity by monitoring credit exposure and collateral values, and by requiring additional collateral to be promptly deposited with or returned to the Company when deemed necessary.
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

Asset	Depreciable Lives	Principal Method
Telephone and computer equipment	3-5 years	Straight-line
Computer software	3-5 years	Straight-line
Furniture and fixtures	3-8 years	Straight-line
Leasehold improvements	1-10 years	Straight-line
Capitalized lease asset	5 years	Straight-line

k.	Goodwill and intangible assets
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
l.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition, as of December 31, 2013 and 2012 is $14.6 million and $13.8 million, respectively.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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

•
Mutual Funds. Management fees for the Company’s mutual funds (Ramius Trading Strategies Managed Futures Fund, Ramius Event Driven Equity Fund, Ramius Dynamic Replication Fund and Ramius Strategic Volatility Fund) are generally charged at an annual rate of up to 1.60% of assets under management (subject to an overall expense cap of up to 2%).

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

•
Real Estate. Management fees from the Company's real estate business are generally charged by their general partners at an annual rate from 0.75% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the funds on the RCG Longview platform are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.

•
HealthCare Royalty Partners. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners funds), management fees for the funds advised by HealthCare Royalty Partners are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of net asset value. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the consolidated statements of operations.

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 1%. Management and platform fees are generally calculated monthly based on assets under management at the end of each month.

•
Other. Prior to 2013, the Company also provided other investment advisory services. Other management fees were primarily earned from the Company's cash management business and ranged from annual rates of up to 0.20% of assets, based on the average daily balances of the assets under management. Since November 2012, the Company no longer offer cash management services.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products the Company offers, incentive income earned is typically up to 20% for hedge funds and up to 10% for alternative solutions products (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis. These funds are subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is earned only after investors receive a full return of their capital plus a preferred return.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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

•
Commissions. Commission revenue includes fees from executing client transactions. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. Commission revenues also includes fees from making algorithms available to clients. During the years ended December, 2013, 2012, and 2011, the Company earned $79.7 million, $63.0 million and $66.0 million of revenues from commissions, respectively.

•
Principal transactions, net. Principal transaction, net revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity securities, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration. During the years ended December, 2013, 2012, and 2011, the Company earned $28.1 million, $22.5 million and $27.1 million of revenues from principal transactions, net, respectively.

•
Equity research fees. Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured. During the years ended December, 2013, 2012, and 2011, the Company earned $6.8 million, $5.7 million and $6.5 million of revenues from equity research fees, respectively.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company accounts for income taxes in accordance with US GAAP which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized.
US GAAP clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, requiring the Company to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company recognizes accrued interest and penalties related to its uncertain tax positions as a component of income tax expense.
In accordance with federal and state tax laws, the Company and its subsidiaries file consolidated federal, state, and local income tax returns as well as stand‑alone state and local tax returns. The Company also has subsidiaries that are resident in foreign countries where tax filings generally have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries in the

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

consolidated statement of operations. The countries where the Company owns subsidiaries and has tax filing obligations are the United Kingdom, Luxembourg, and Hong Kong. Income tax expense/(benefit) for the years ended December 31, 2011 includes deferred tax benefits following acquisitions of Luxembourg reinsurance companies (See Note 18).

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
y.    New accounting pronouncements
Recently issued accounting pronouncements
In July 2013, the FASB issued guidance which was directed to eliminate the disparity in practice for the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exist. The guidance requires an entity to present the unrecognized tax benefit as a reduction to the deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward with certain exceptions. The guidance is effective prospectively for reporting periods beginning after December 15, 2013 for all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application is also permitted. The Company is currently evaluating the impact of this guidance on the Company's financial condition and results of operations.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The results of operations related to the Company's discontinued operations for the year ended December 31, 2011 are summarized below:

For the Period June 28, 2011 through December 31, 2011
(dollars in thousands)
Total revenues, net of interest expense	$2,899
Loss from discontinued operations	(24,075)
Income tax expense/(benefit)	(429)
Loss from discontinued operations, net of taxes	(23,646)
5. Cash collateral pledged
As of December 31, 2013 and 2012, the Company pledged cash collateral in the amount of $10.9 million and $9.2 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City and San Francisco (see Note 20).
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
As of December 31, 2013 and 2012, securities owned, at fair value consisted of the following:

	As of December 31,
	2013	2012
	(dollars in thousands)
U.S. Government securities (a)	$9	$137,478
Preferred stock	324	2,332
Common stocks	176,939	259,292
Convertible bonds (b)	5,958	6,202
Corporate bonds (c)	121,372	193,078
Options	9,698	20,546
Warrants and rights	5,912	2,354
Mutual funds	525	2,845
	$320,737	$624,127

(a)
As of December 31, 2013, the maturity was April 2016 with an interest rate of 5.95%. As of December 31, 2012, maturities ranged from November 2013 to November 2022 and interest rates ranged between 0.25% and 5.95%.

(b)
As of December 31, 2013, maturities ranged from May 2014 to October 2014 and interest rates ranged between 5.00% to 10.00%. As of December 31, 2012, maturities ranged from May 2014 to July 2014 with an interest rate of 5.00%.

(c)
As of December 31, 2013, maturities ranged from January 2014 to February 2046 and interest rates ranged between 3.38% and 11.75%. As of December 31, 2012, maturities ranged from January 2013 to February 2041 and interest rates ranged between 3.09% and 12.50%.

The Company's direct involvement with derivative financial instruments includes futures, currency forwards, equity swaps and warrants and rights. Open equity positions in futures transactions are recorded as receivables from and payables to broker-dealers or clearing brokers, as applicable. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets. The Company's overall exposure to financial derivatives is limited. The Company's long exposure to futures, currency forwards and equity swaps, at fair value, as of December 31, 2013 and 2012 of $0.4 million and $0.2 million, respectively, is included in other assets in the accompanying consolidated statements of financial condition. The Company's short exposure to futures, currency forwards and equity swaps, at fair value, as of December 31, 2013 and 2012 of $1.1 million and $1.0 million, respectively, is included in accounts payable, accrued expenses and other liabilities in the

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

accompanying consolidated statements of financial condition. The realized and unrealized gains/(losses) related to derivatives trading activities for the years ended December 31, 2013, 2012, and 2011, were $4.4 million, $7.8 million and $7.0 million, respectively, and are included in other income in the accompanying consolidated statements of operations. As of December 31, 2013, The Company's long exposure to options of $9.7 million (71,129 contracts held) and short exposure of $6.6 million (38,221 contracts held) are included in Securities owned, at fair value and in Securities sold, not yet purchased, at fair value respectively in the accompanying statement of financial condition. As of December 31, 2012, The Company's long exposure to options of $20.5 million (28,133,185 contracts held) and short exposure of $9.1 million (10,070,267 contracts held) are included in Securities owned, at fair value and in Securities sold, not yet purchased, at fair value respectively in the accompanying statement of financial condition.
Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of December 31, 2013 and 2012, collateral consisting of $10.0 million and $6.7 million of cash, respectively, is included in receivable from brokers on the accompanying consolidated statements of financial condition. As of December 31, 2013 and 2012 all derivative contracts were with multiple major financial institutions.
Other investments
As of December 31, 2013 and 2012, other investments consisted of the following:

	As of December 31,
	2013	2012
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$71,051	$55,898
(2) Real estate investments, at fair value	2,088	1,864
(3) Equity method investments	25,966	26,462
(4) Lehman claims, at fair value	378	706
	$99,483	$84,930

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of December 31, 2013 and 2012, included the following:

	As of December 31,
	2013	2012
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$9,741	$7,866
HealthCare Royalty Partners II (a)(*)	4,961	6,415
Orchard Square Partners Credit Fund LP (b)(*)	12,674	14,196
Tapestry Investment Co PCC Ltd (c)	—	194
Starboard Value and Opportunity Fund LP (d)(*)	17,495	15,706
Formation 8 Partners Fund I (e)	2,788	1,500
RCG LV Park Lane LLC (f)	678	708
RCGL 12E13th LLC (g)	558	—
RCG Longview Debt Fund V, L.P. (g)	11,979	—
Other private investment (h)	7,772	7,826
Other affiliated funds (i)(*)	2,405	1,487
	$71,051	$55,898
* These portfolio funds are affiliates of the Company
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted in Note 19.

(a)
HealthCare Royalty Partners, L.P. and HealthCare Royalty Partners II, L.P. are private equity funds and therefore distributions will be made when cash flows are received from the underlying investments, typically on a quarterly basis.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(b)
Orchard Square Partners Credit Fund LP (formerly known as Ramius Global Credit Fund LP) has a quarterly redemption policy with a 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

(c)	Tapestry Investment Company PCC Ltd had been fully liquidated at the manager's discretion.

(d)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon 90 days notice.

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
Real estate investments as of December 31, 2013 and 2012 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $2.1 million and $1.9 million, respectively.

(3)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 30% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments is the investment in (a) HealthCare Royalty Partners General Partners (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC representing a 9.7% stake in the exchange service provider for which the Company exercises significant influence over through representation on the CBOE Board of Directors, and (c) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of a deep value small cap hedge fund and related managed accounts.
The Company does not hold significant financial interest in Starboard Value entities. The independent portfolio managers are responsible for activities which are significant to the overall business and hold the majority of the equity interest. The Starboard Value entities were formed to provide a full range of investment advisory and management services and act as a general partner, investment advisor, and pension advisor or in similar capacity to clients. In accordance with the respective offering documents of the underlying funds, Starboard Value entities are entitled to a fixed percentage of management fee and performance fees.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of December 31,
	2013	2012
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$1,533	$1,954
RCG Longview Debt Fund V Partners, LLC	1,497	—
HealthCare Royalty GP, LLC	794	642
HealthCare Royalty GP II, LLC	840	1,086
HealthCare Royalty GP III, LLC	47	—
CBOE Stock Exchange, LLC	1,351	2,058
Starboard Value LP	14,263	12,757
RCG Longview Partners, LLC	1,839	1,535
RCG Longview Louisiana Manager, LLC	—	1,866
RCG Urban American, LLC	316	1,380
RCG Urban American Management, LLC	238	545
RCG Longview Equity Management, LLC	292	285
Urban American Real Estate Fund II, LLC	1,785	1,636
RCG Kennedy House, LLC	502	377
Other	669	341
	$25,966	$26,462
For the period ended December 31, 2013, certain of the Company's equity method investments have met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized financial information for equity method investees for the years ended December 31, 2013, 2012, and 2011. The summarized financial information for the Company's investments in investees is as follows:

Other equity method investments	As of December 31,
	2013	2012
	(dollars in thousands)
Assets	$626,866	$498,557
Liabilities	226,138	20,170
Equity	$400,728	$478,387

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Revenues	$75,429	$77,502	$33,061
Expenses	(69,893)	(60,093)	(45,335)
Net realized and unrealized gains (losses)	77,042	5,575	9,365
Net Income	$82,578	$22,984	$(2,909)

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

For the year ended December 31, 2013, Starboard Value A LP has met the significance criteria as defined under Regulation S-X Rule 4-08(g) of the SEC guidance. As such, the Company is presenting the following summarized financial information:

Starboard Value A LP	As of December 31,
	2013	2012
	(dollars in thousands)
Assets
Cash	$14	$—
Performance fee receivable	25,214	20,448
Investments in Portfolio Funds, at fair value	2,201	1,380
Liabilities	—	—
Equity	$27,429	$21,828

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Performance fee revenues	$23,098	$20,448	$4,750
Net realized and unrealized gains (losses)	283	254	18
Net Income	$23,381	$20,702	$4,768
As of December 31, 2013 and 2012, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $16.1 million, $15.6 million, and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the years ended December 31, 2013, 2012, and 2011, respectively.

(4)	Lehman Claims, at fair value
Lehman Brothers International (Europe) (“LBIE”), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the “Administration”) in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The assets which the Company believed were held at LBIE at the time of Administration (the “Total Net Equity Claim”) consisted of $1.0 million, which the Company believed would represent an unsecured claim against LBIE. On November 2, 2012, the Company executed a Claims Determination Deed with respect to this claim.  By entering into this deed, the Company and LBIE reached agreement on the amount of the Company's unsecured claim, which was agreed to be approximately $0.9 million.  As a result of entering into this deed, the Company is entitled to participate in dividends to unsecured creditors of LBIE. At the end of November 2012 the Company received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.2 million, at the end of June 2013 the Company received its second dividend in an amount equal to 43.3% of its agreed claim, or approximately $0.4 million, and at the end of November 2013 the Company received its third dividend in an amount equal to 23.7% of its agreed claim, or approximately $0.2 million. The total amounts received to date in respect of the Company’s unsecured claim against LBIE are approximately $0.9 million, representing 92.2% of its agreed claim. This does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 5b(2). The Company does not know the timing with respect to future dividends to unsecured creditors or the ultimate value that will be received, with respect to its claim.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Given the fact that LBIE has made multiple distributions to unsecured creditors and the increased trading levels for unsecured claims of LBIE, the Company decided to record the estimated fair value of the Total Net Equity Claim at 131.5% as of December 31, 2013 and at par as of December 31, 2012, which represented management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the “Estimated Recoverable Lehman Claim”). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual recovery that may ultimately be received by the Company with respect to the pending LBIE claim is not known and could be different from the estimated value assigned by the Company. (See Note 6b(2)).
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of December 31, 2013 and 2012, securities sold, not yet purchased, at fair value consisted of the following:

	As of December 31,
	2013	2012
	(dollars in thousands)
Common stocks	$130,899	$168,797
Corporate bonds (a)	55	61
Options	6,573	9,076
Warrants and rights	—	3
	$137,527	$177,937

(a)	As of December 31, 2013 and 2012, the maturity was January 2026 with an interest rate of 5.55%.
Securities purchased under agreements to resell and securities sold under agreements to repurchase
The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of December 31, 2013 and 2012:

As of December 31, 2013
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.75% due June 2015 to November 2015	$3,657
$3,657

As of December 31, 2012
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 2.12% - 2.2% due January 31, 2013 to June 25, 2013	$29,039
Agreements with Barclays Capital Inc bearing interest of (0.05%) - 0.23% due January 1, 2013	136,906
$165,945

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present the gross and net repurchase agreements and the related offsetting amount, as of December 31, 2013 and 2012.

As of December 31, 2013
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Amounts not offset on the consolidated balance sheet but eligible for offsetting upon counterparty default (b)	Net amounts
	(dollars in thousands)
Securities sold under agreements to repurchase	$3,657	$—	$3,657	$3,657	$—

As of December 31, 2012
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Amounts not offset on the consolidated balance sheet but eligible for offsetting upon counterparty default (b)	Net amounts
	(dollars in thousands)
Securities sold under agreements to repurchase	$165,945	$—	$165,945	$165,945	$—

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held/posted.
For all of the Company's holdings of repurchase agreements as of December 31, 2013, the repurchase dates are open and the agreement can be terminated by either party at any time. The agreements rolls over on a day-to-day basis.
Transactions involving the sale of securities under repurchase agreements are carried at their contract value, which approximates fair value, and are accounted for as collateralized financings. In connection with these financings, as of December 31, 2013 and 2012, the Company had pledged collateral of $4.6 million (consisting of corporate bonds) and $173.7 million (consisting of $137.5 million of government bonds and $36.2 million of corporate bonds), respectively, which is included in securities owned, at fair value in the accompanying consolidated statements of financial condition.
Securities lending and borrowing transactions
As of December 31, 2013 and 2012, the Company has loaned to brokers and dealers, securities having a market value of $881.7 million and $388.4 million, respectively.  In addition, as of December 31, 2013, the Company has borrowed from brokers and dealers, securities having a market value of $892.8 million and $391.6 million, respectively.
The following tables present the gross and net securities borrowing and lending agreements and the related offsetting amount, as of December 31, 2013 and 2012.

As of December 31, 2013
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Amounts not offset on the consolidated balance sheet but eligible for offsetting upon counterparty default (b)	Net amounts
	(dollars in thousands)
Securities borrowed	$927,773	$—	$927,773	$927,773	$—
Securities loaned	918,577	—	918,577	918,577	—

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Amounts not offset on the consolidated balance sheet but eligible for offsetting upon counterparty default (b)	Net amounts
	(dollars in thousands)
Securities borrowed	$406,326	$—	$406,326	$406,326	$—
Securities loaned	408,972	—	408,972	408,972	—

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.

Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $1.7 billion and $242.5 million as of December 31, 2013 and $1.4 billion and $22.8 million as of December 31, 2012, respectively. In addition, the maximum exposure relating to these variable interest entities as of December 31, 2013 was $193.9 million, and as of December 31, 2012 was $208.4 million, all of which is included in other investments, at fair value in the Company's consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds as of December 31, 2013 and 2012.

b.	Consolidated Funds
Securities owned, at fair value
As of December 31, 2013 the Company held no securities owned, at fair value, held by the Consolidated Funds. As of December 31, 2012 securities owned, at fair value, held by the Consolidated Funds are comprised of:

As of December 31, 2012
(dollars in thousands)
Government sponsored securities (a)	$1,911
Commercial paper (b)	1,614
$3,525

(a)	As of December 31, 2012, maturities ranged from August 2013 to December 2014 and interest rates ranged between 0.28% and 4.00%.

(b)	As of December 31, 2012, commercial paper was purchased at a discount and matures on January 2, 2013.
Other investments, at fair value
As of December 31, 2013 and 2012 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2013	2012
	(dollars in thousands)
(1) Portfolio Funds	$182,638	$190,081
(2) Lehman claims	4,842	14,124
	$187,480	$204,205

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(1)	Investments in Portfolio Funds, at fair value
As of December 31, 2013 and 2012, investments in Portfolio Funds, at fair value, included the following:

	As of December 31,
	2013	2012
	(dollars in thousands)
Investments of Enterprise LP	$155,530	$173,348
Investments of Merger Fund	26,963	—
Investments of consolidated fund of funds	145	16,733
	$182,638	$190,081
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $155.5 million and $173.3 million in Enterprise Master as of December 31, 2013 and 2012, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated investments of Merger Fund
Effective August 1, 2013, the Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $27.0 million in Merger Master as of December 31, 2013. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Investments of consolidated fund of funds investment companies
The investments of the consolidated fund of funds investment companies are $0.1 million and $16.7 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, Levered FOF, Multi-Strat Master FOF and Vintage Master FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC, have been fully liquidated via secondary market transactions. The investments held at December 31, 2013 include the remaining investments of Vintage Master FOF which were transferred to an external party subsequent to year end. Multi-Strat Master FOF's investment objective was to invest discrete pools of their capital among portfolio managers that invest through Portfolio Funds, forming a multi-strategy, diversified investment portfolio designed to achieve returns with low to moderate volatility. Levered FOF had a similar strategy, but on a levered basis, prior to the fund winding down. Levered FOF was no longer levered. Vintage Master FOF's investment objective was to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

returns with moderate relative volatility. RTS Global 3X, which was managed by Ramius Trading Strategies LLC, was consolidated as of December 31, 2012 but was liquidated on March 31, 2013. As such it holds no investments as of December 31, 2013. RTS Global 3X's investment objective was to achieve attractive investment returns on a risk-adjusted basis that are non-correlated with the traditional equity and bond markets by investing substantially all of its capital in managed futures and global macro‑based investment strategies. RTS Global 3X sought to achieve its objective through a multi‑advisor investment approach by allocating its capital among third‑party trading advisors that are unaffiliated with RTS Global 3X. However, unlike a traditional “fund of funds” that invests with advisors through entities controlled by third‑parties, RTS Global 3X allocated its capital among a number of different trading accounts organized and managed by the general partner.
The following is a summary of the investments held by the consolidated fund of funds, at fair value, as of December 31, 2013 and 2012:

		Fair Value as of December 31, 2013
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	RTS Global 3X Fund LP	Total
		(dollars in thousands)
Tapestry Pooled Account V LLC*	Credit-Based	$—	$—	$—	$—	$—	(a)
Externally Managed Portfolio Funds	Event Driven	—	—	—	—	—	(c)
Externally Managed Portfolio Funds	Hedged Equity	—	—	145	—	145	(d)
		$—	$—	$145	$—	$145

		Fair value as of December 31, 2012
	Strategy	Ramius Levered Multi-Strategy FOF LP	Ramius Multi-Strategy Master FOF LP	Ramius Vintage Multi-Strategy Master FOF LP	RTS Global 3X Fund LP	Total
		(dollars in thousands)
Tapestry Pooled Account V LLC*	Credit-Based	$315	$649	$693	$—	$1,657	(a)
Independently Advised Portfolio Funds*	Futures & Global Macro	—	—	—	7,161	7,161	(b)
Externally Managed Portfolio Funds	Event Driven	1,545	2,316	3,264	—	7,125	(c)
Externally Managed Portfolio Funds	Hedged Equity	—	—	790	—	790	(d)
		$1,860	$2,965	$4,747	$7,161	$16,733
 *    These Portfolio Funds are affiliates of the Company.
As of December 31, 2013, the Company has no unfunded commitments regarding investments held by the three consolidated fund of funds.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. Included in this claim were assets with a value of $9.5 million at the time LBIE entered Administration that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. In December 2011, Enterprise Master received an aggregate of approximately $2.4 million relating to securities, interest and dividends earned with respect to securities held by LBIE on behalf of Enterprise Master and its affiliated funds. A distribution of $2.9 million occurred in February of 2012. On November 2, 2012, Enterprise Master executed a Claims Determination Deed with respect to the unsecured portion of its direct claim against LBIE.  By entering into this deed, Enterprise Master and LBIE reached agreement on the amount of Enterprise Master's unsecured claim, which was agreed to be approximately $1.3 million.  As a result of entering into this deed, Enterprise Master was entitled to participate in dividends to unsecured creditors of LBIE and at the end of November 2012 Enterprise Master received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.3 million. In February 2013, Enterprise Master sold its unsecured claim, including the amount received in connection with the first dividend, for $1.3 million, or par. Enterprise Master distributed the proceeds of the sale to the Company in March 2013. Of the original remaining - net equity claim, $10.6 million represented claims to trust assets that the Company believes were held by LBIE through Lehman Brothers, Inc. (“LBI”). LBIE made a corresponding claim for these assets and other trust assets held at LBI by LBIE on behalf of other prime brokerage clients pursuant to an omnibus customer claim (the “LBIE Omnibus Customer Claim”). LBIE was only going to be able to return trust assets held at LBI to Enterprise Master once LBIE received a distribution from LBI in respect of the LBIE Omnibus Customer Claim. In February 2013, LBIE, Lehman Brothers Holdings, Inc. and LBI announced that they entered into two separate agreements settling all intercompany claims between LBI on the one part, and LBHI and LBIE on the other part. The settlement agreements were subject to the approval by the U.S. Bankruptcy Judge in the LBI Securities Investor Protection Act (SIPA) proceeding and, in the case of the agreement between LBI and LBIE, an order of the English High Court. The U.S. Banking Judge approved the settlement agreement in April 2013 and the English High Court issued an order approving the settlement in May 2013. The settlements allowed the trustee appointed under SIPA (the “SIPA Trustee”) to proceed with plans to allocate and distribute sufficient cash and securities to LBI's customer claimants, including LBIE with respect to the LBIE Omnibus Customer Claim, to enable the SIPA Trustee to satisfy valid customer claims in full. In March 2013, LBIE made a consensual proposal to the clients holding trust assets pursuant to the LBIE Omnibus Customer Claim to facilitate the return of the amounts recovered from LBI with respect to the LBIE Omnibus Customer Claim. Under the consensual proposal, LBIE indicated that it intended to liquidate any securities received from LBI with respect to the LBIE Omnibus Customer Claim and then allocate the value received from LBI among all of the LBIE clients who had trust assets held at LBI under the LBIE Omnibus Customer Claim. In allocating the amounts received from LBI, LBIE indicated that it intended to allow clients to determine their entitlements on a portfolio basis based on the higher of (i) the market value of the portfolio as of September 19, 2008 or (ii) the market value of the portfolio together with accrued income thereon as of November 30, 2012 (the “Best Claim”). LBIE's purpose in seeking a consensual arrangement with its clients relating to the liquidation and allocation described above was to ensure that a distribution could be made without having to seek UK court direction on these issues, which would otherwise have substantially delayed any distribution. On April 2, 2013, LBIE announced that the consensual proposal had been accepted by a sufficient number of clients to satisfy the acceptance threshold and would therefore become effective. The settlement agreement between LBI and LBIE also became effective and LBIE announced in June 2013 that it had recovered the majority of the cash and securities from LBI and that it had liquidated approximately 90% of the aggregate value of securities received or to be received from LBI and that it intended to make its first distribution to trust asset claimants at the end of September 2013. On September 26, 2013, LBIE announced that it had made a first interim distribution to trust claimants of 100% of the claimant's Best Claim amount. As previously announced by LBIE, LBIE has requested guidance from the US Internal Revenue Service ("IRS") with regard to the character and source of the settlement payments. In order to balance LBIE's objective of making a significant distribution to claimants with the requirement to pay the appropriate US withholding tax in respect of distributions, as an interim solution LBIE deposited 30% of the gross distribution to claimants with the IRS as a reserve, except with respect to claimants who provided LBIE with validly executed Form W-9. Once the appropriate US withholding tax treatment of the distributions is finally determined by the IRS, LBIE expects to be in a position to promptly receive back funds and release any excess reserves back to the appropriate claimants. The amount of the

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

distribution received by Enterprise Master on September 26, 2013 was $14.9 million, with $1 million reserved by LBIE in respect of the withholding described above. As of December 31, 2013, after giving effect to the receipt of the distribution described above, the Company is valuing Enterprise Master's remaining trust asset claim at 105% of its Best Claim, or $0.8 million. After giving effect to all of these distributions, the remaining Net Equity Claim for Enterprise Master held directly and through its ownership interest in affiliated funds was $7.0 million as of December 31, 2013. Of the $7.0 million current valuation of Enterprise Master's claim, $4.8 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration.
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
The remaining components of the LBIE claims included within the $7.0 million value as of December 31, 2013 consist of several components valued as follows: (a) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement (“CRA”) and (b) the foreign denominated trust assets that are not within the control of LBIE (which the Company does not believe are held through LBI), were valued at $5.0 million, which represents the market value of those assets less a 1% discount that corresponds to the fee charged under the CRA, which represented the Company's estimate of potential recovery rates. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be significant.
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
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of December 31, 2013 and 2012, the Company assessed whether or not its Consolidated Funds had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of December 31, 2013 or 2012.
Net realized and unrealized gains (losses)
Net realized gains (losses) and net unrealized gains (losses) on investments and other transactions and on derivatives for Consolidated Funds for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Consolidated Funds net gains (losses) on investments and other transactions:
Net realized gains (losses) on investments and other transactions	$6,050	$(8,121)	$4,959
Net unrealized gains (losses) on investments and other transactions	4,628	14,497	(34)
Consolidated Funds net gains (losses) on derivatives:
Net realized gains (losses) on derivatives	$521	$915	$(651)
Net unrealized gains (losses) on derivatives	(156)	(38)	68

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master as of December 31, 2013 and 2012:
Securities owned and securities sold, but not yet purchased by Enterprise Master, at fair value

	As of December 31,
	2013	2012
	(dollars in thousands)
Bank debt	$5	$79
Common stock	2,677	2,680
Preferred stock	973	997
Private equity	406	297
Restricted stock	124	26
Rights	2,528	1,714
Trade claims	128	128
Warrants	—	2
	$6,841	$5,923
Derivative contracts, at fair value, owned by Enterprise Master, net

	As of December 31,
	2013	2012
Description	(dollars in thousands)
Currency forwards	$(21)	$6
	$(21)	$6
Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31,
		2013	2012
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$8,470	$11,027
RCG Longview II, LP*	Real Estate	800	970
RCG Longview Debt Fund IV, LP*	Real Estate	17,641	30,572
RCG Longview, LP*	Real Estate	319	265
RCG Soundview, LLC*	Real Estate	442	2,374
RCG Urban American Real Estate Fund, L.P.*	Real Estate	1,812	1,987
RCG International Sarl*	Multi-Strategy	1,795	752
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	82,119	80,166
RCG Endeavour, LLC*	Multi-Strategy	6	43
RCG Energy, LLC *	Energy	2,842	14,239
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	12,952	12,430
Real Estate Investments	Real Estate	15,024	12,321
		$144,223	$167,147

*	These Portfolio Funds are affiliates of the Company.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Merger Master
Securities owned by Merger Master, at fair value

As of December 31, 2013
(dollars in thousands)
Common stocks	$33,901
Corporate bond (a)	14,444
Options	200
$48,545

(a)	As of December 31, 2013, maturities ranged from April 2016 to October 2020 and interest rates ranged between 7.00% and 10.88%.
Derivative contracts, at fair value, owned by Merger Master, net

As of December 31, 2013
Description	(dollars in thousands)
Currency forwards	$(10)
Cross rate	(92)
$(102)
RTS Global 3X Fund LP's Portfolio Fund investments
RTS Global 3X invested over half of its equity in six externally managed portfolio funds which primarily concentrated on futures and global macro strategies. RTS Global 3X's investments in the portfolio funds represented its proportionate share of the portfolio funds net assets; as a result, the portfolio funds' investments reflected below may exceed the net investment which RTS Global 3X had recorded. RTS Global 3X was consolidated as of December 31, 2012 but was liquidated on March 31, 2013. As such it holds no investments as of December 31, 2013. The following table presents the summarized investment information, which primarily consisted of receivables/(payables) on derivatives, for the underlying Portfolio Funds held by RTS Global 3X, at fair value, as of December 31, 2012:

As of December 31, 2012
(dollars in thousands)
Bond futures	$489
Commodity forwards	(659)
Commodity futures	47
Currency forwards	202
Currency futures	264
Energy futures	239
Equity future	(27)
Index futures	(257)
Interest rate futures	40
$338

7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2013 and 2012:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Operating Entities

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$9	$—	$—	$9
Preferred stock	—	—	324	324
Common stocks	171,277	2,103	3,559	176,939
Convertible bonds	—	4,008	1,950	5,958
Corporate bonds	—	121,372	—	121,372
Futures	285	—	—	285
Currency forwards	—	22	—	22
Equity swaps	—	70	—	70
Options	9,698	—	—	9,698
Warrants and rights	107	—	5,805	5,912
Mutual funds	525	—	—	525
Other investments
Portfolio Funds	—	19,402	51,649	71,051
Real estate investments	—	—	2,088	2,088
Lehman claim	—	—	378	378
	$181,901	$146,977	$65,753	$394,631

	Liabilities at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$130,899	$—	$—	$130,899
Corporate bonds	—	55	—	55
Futures	275	—	—	275
Currency forwards	—	301	—	301
Equity swaps	—	525	—	525
Options	6,573	—	—	6,573
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (See Note 2)			$6,937	$6,937
	$137,747	$881	$6,937	$145,565

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$137,478	$—	$—	$137,478
Preferred stock	—	—	2,332	2,332
Common stocks	254,606	2,137	2,549	259,292
Convertible bonds	—	6,202	—	6,202
Corporate bonds	—	192,563	515	193,078
Currency forwards	—	202	—	202
Options	18,273	2,273	—	20,546
Warrants and rights	641	—	1,713	2,354
Mutual funds	2,845	—	—	2,845
Other investments
Portfolio Funds	—	30,228	25,670	55,898
Real estate investments	—	—	1,864	1,864
Lehman claim	—	—	706	706
	$413,843	$233,605	$35,349	$682,797

	Liabilities at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$168,797	$—	$—	$168,797
Corporate bonds	—	61	—	61
Futures	370	—	—	370
Currency forwards	—	603	—	603
Options	8,990	86	—	9,076
Warrants and rights	—	—	3	3
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (See Note 2)	—	—	8,116	8,116
	$178,157	$750	$8,119	$187,026
Consolidated Funds' investments

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	$—	$26,964	$155,674	$182,638
Lehman claims	—	—	4,842	4,842
	$—	$26,964	$160,516	$187,480

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$1,911	$—	$—	$1,911
Commercial paper	—	1,614	—	1,614
Other investments
Portfolio Funds	—	7,161	182,920	190,081
Lehman claims	—	—	14,124	14,124
	$1,911	$8,775	$197,044	$207,730
The following table includes a rollforward of the amounts for the years ended December 31, 2013, 2012, and 2011, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Year Ended December 31, 2013
	Balance at December 31, 2012	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized gains (losses)	Unrealized gains or losses	Balance at December 31, 2013
	(dollars in thousands)
Operating Entities
Preferred stock	$2,332	$—		$(2,000)	(e)	$—	$—	$—	$(8)	$324
Common stocks	2,549	—		—		4	(275)	260	1,021	3,559
Convertible bonds	—	—		—		3,938	(1,988)	—	—	1,950
Corporate Bond	515	—		—		2,735	(3,346)	(914)	1,010	—
Warrants and Rights	1,713	291	(c)	—		166	(110)	(1)	3,746	5,805
Warrants and Rights, sold not yet purchased	3	—		—		—	—	(4)	1	—
Portfolio Funds	25,670	13,128	(f)	—		16,932	(9,012)	(366)	5,297	51,649
Real estate	1,864	—		—		—	(124)	—	348	2,088
Lehman claim	706	—		—		—	(607)	—	279	378
Contingent consideration liability	8,116	—		—		(779)	—	—	(400)	6,937
Consolidated Funds
Portfolio Funds	182,920	—		—		—	(33,504)	211	6,047	155,674
Lehman claim	14,124	—		—		—	(13,377)	8,597	(4,502)	4,842

	Year Ended December 31, 2012
	Balance at December 31, 2011	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized gains (losses)	Unrealized gains or losses	Balance at December 31, 2012
	(dollars in thousands)
Operating Entities
Preferred stock	$250	$—		$—		$2,000	$—	$—	$82	$2,332
Common stocks	819	—		—		1,789	(6)	6	(59)	2,549
Corporate Bond	—	—		—		4,600	(3,050)	—	(1,035)	515
Warrants and Rights	1,534	—		(89)	(b)	632	(212)	56	(208)	1,713
Warrants and Rights, sold not yet purchased	—	—		(1,004)	(d)	(297)	977	(37)	364	3
Portfolio Funds	16,919	—		—		10,116	(3,482)	(41)	2,158	25,670
Real estate	2,353	—		—		153	(781)	—	139	1,864
Lehman claim	553	—		—		—	(234)	—	387	706
Contingent consideration liability	—	—		—		(64)	8,180	—	—	8,116
Consolidated Funds
Portfolio Funds	213,402	16,227	(a)	(17,151)	(a)	434	(28,892)	(3,823)	2,723	182,920
Lehman claim	7,340	—		—		—	(2,292)	1,914	7,162	14,124

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
During the years ended December 31, 2013, 2012 and 2011, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of December 31, 2013 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation techniques	Unobservable Inputs	Range

Common and preferred stocks	$3,474	Discounted cash flows, market multiples, recent transactions, bid levels, and comparable transactions	Market multiples	2x to 3x
Warrants and rights, net	5,805	Model based	Volatility	20% to 100% (weighted average 37%)
Contingent consideration	6,937	Discounted cash flows	Projected Cash Flow and DCF rate	0% to 15%
	$16,216
Other level 3 assets and liabilities (a)	216,990
Total level 3 assets and liabilities	$233,206

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
8. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of December 31, 2013 and 2012, receivable from brokers was $67.0 million and $71.3 million, respectively. Payable to brokers was $75.4 million and $188.8 million as of December 31, 2013 and 2012, respectively. The Company's receivables from and payable to brokers balances are held at multiple reputable financial institutions.
9. Fixed Assets
As of December 31, 2013 and 2012, fixed assets consisted of the following:

	As of December 31,
	2013	2012
	(dollars in thousands)
Telephone and computer equipment	$5,923	$13,215
Computer software	2,079	5,928
Furniture and fixtures	5,418	6,265
Leasehold improvements	29,047	30,412
Assets acquired under capital leases—equipment	6,337	6,337
Other	48	48
	48,852	62,205
Less: Accumulated depreciation and amortization	(21,853)	(30,003)
	$26,999	$32,202
Depreciation and amortization expense related to fixed assets was $6.5 million, $6.7 million and $7.4 million for the years ended December 31, 2013, 2012, and 2011, respectively and are included in depreciation and amortization expense in the accompanying consolidated statements of operations.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(loss) from discontinued operations, net of taxes in the accompanying consolidated statements of operations for the twelve months ended December 31, 2011. The remaining $1.3 million was not attributable to discontinued operations and therefore recorded within depreciation and amortization expense in the accompanying consolidated statements of operations.
Assets acquired under capital leases were $6.3 million as of December 31, 2013 and 2012. If the assets acquired under capital leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. The depreciation of assets capitalized under capital leases is included in depreciation and amortization expenses and was $1.3 million, $1.3 million, and $0.5 million for the year ended December 31, 2013, 2012, and 2011.
During the year, the Company reviewed its records relating to fixed assets and removed fully depreciated fixed assets, which were either no longer in service or the assets for which the Company could not determine an alternative use, with the cost and accumulated depreciation of $13.7 million. The removal of these assets had no impact on current or prior periods of reported income / (loss).
10. Goodwill and Intangible Assets
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
As a result of the Company's transactions in prior years, goodwill of $30.2 million was recognized. This goodwill was recorded within the alternative investment reporting unit.
As a result of the Cowen and Ramius transactions in November 2009, the Company recognized additional goodwill of $7.2 million during the year ended December 31, 2009. This goodwill is recorded within the broker-dealer reporting unit.
As a result of the two acquisitions during the period ended December 31, 2012, (see Note 2) the Company recognized goodwill in the amount of $8.5 million The goodwill primarily relates to the expected synergies from the acquisitions and has been assigned to the broker-dealer reporting unit of the Company.
As a result of the Company's acquisition of Dahlman, during the first quarter of 2013, the Company recognized goodwill in the amount of $8.7 million within the broker dealer reporting unit (See Note 2).
For the year ended December, 31, 2013, for alternative investment reporting unit, the Company assessed the qualitative factors ("Step 0") to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This assessment serves as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. For the broker dealer reporting unit, the Company elected to bypass Step 0 and perform Step 1 of the goodwill impairment analysis, which includes determining whether the carrying amount of a reporting unit, including goodwill, exceeds its estimated fair value.
A significant amount of judgment is required in performing goodwill impairment analysis. When using the qualitative approach, the Company considered macroeconomic factors such as industry and market conditions, and reporting unit-specific events, actual financial performance versus expectations and management's future business expectations. For reporting units for which the Company performed the step 1, the Company estimated the fair value primarily using an income approach based on a discounted cash flow model. The cash flow projections used in the discounted cash flow model included management's best estimate of future growth and margins. The discount rates used to determine the fair value estimates were developed based on the capital asset pricing model using market-based inputs as well as an assessment of the inherent risk in projected future cash flows.
The Company believes that the fair value of broker-dealer reporting unit exceeded their respective carrying amounts as of December 31, 2013.
For the year ended December 31, 2011, the Company engaged an independent valuation specialist to assist with the goodwill impairment analysis. The independent valuation specialist employed industry standard tools and methodology which incorporated both market and income approach. Based on the results of the impairment analysis as of December 31, 2011, it had been determined that no impairment loss would need to be recognized relating to the goodwill recorded within the alternative investment reporting unit.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

However, the Company recognized an impairment charge for the entire amount of goodwill related to the broker-dealer reporting unit amounting to $7.2 million.  This was primarily due to the effects of global and macro-economic conditions that prevailed throughout the year. Specifically, the adverse investment climate coupled with the European Debt crises, resulted in declining trading volumes and increased volatility. These developments negatively affected the Company's revenues in particular the broker-dealer reporting unit and caused the per share price to decline below a tangible book value.
The following table presents the changes in the Company's goodwill balance, by reporting unit for the years ended December 31, 2013 and 2012:

	Alternative Investment	Broker- Dealer	Total
	(dollars in thousands)
Beginning balance - December 31, 2011
Goodwill	$30,228	$7,151	$37,379
Accumulated impairment charges	(10,200)	(7,151)	(17,351)
Net	20,028	—	20,028

Activity: 2012
Recognized goodwill	—	8,517	8,517
Goodwill impairment charges	—	—	—

Ending balance: December 31, 2012
Goodwill	30,228	15,668	45,896
Accumulated impairment charges	(10,200)	(7,151)	(17,351)
Net	20,028	8,517	28,545

Activity: 2013
Recognized goodwill	—	8,695	8,695
Goodwill impairment charges	—	—	—

Ending balance: December 31, 2013
Goodwill	30,228	24,363	54,591
Accumulated impairment charges	(10,200)	(7,151)	(17,351)
Net	$20,028	$17,212	$37,240
Intangible assets
Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2013 and 2012. The Company recognized trade name, customer relationships, and customer contracts in connection with the transactions in prior years. As a result of the acquisition of Dahlman Rose during the period ending December 31, 2013 (see Note 2) the Company recognized intangible assets in the amount of $2.8 million. These intangibles include trade name and customer relationships with weighted average useful lives of 4.7 years. As a result of the two acquisitions during the period ending December 31, 2012 (see Note 2) the Company recognized intangible assets in the amount of $9.9 million. These intangibles include trade name, customer relationship, intellectual properties and non-compete agreements with weighted average useful lives of 8.5 years.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

		December 31, 2013			December 31, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Investment contracts	5	$3,900	$(3,900)	$—	$3,900	$(3,900)	$—
Trade names	5 - 7.5	9,612	(7,747)	1,865	9,572	(7,190)	2,382
Customer relationships	4 - 10	14,744	(8,375)	6,369	11,974	(6,284)	5,690
Customer contracts	1.2	800	(800)	—	800	(800)	—
Non compete agreements and covenants with limiting conditions acquired	1 - 10	2,697	(2,583)	114	2,732	(2,576)	156
Intellectual property	3 - 10	6,951	(3,205)	3,746	6,951	(2,195)	4,756
		$38,704	$(26,610)	$12,094	$35,929	$(22,945)	$12,984
The Company tests intangible assets for impairment if events or circumstances suggest that the asset groups carrying value may not be fully recoverable. For the years ended December 31, 2013 and 2012, no impairment charge for intangible assets was recognized.
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
The Company recorded an impairment charge of $5.2 million related to the trade name and customer relationships acquired, during the Cowen and Ramius transaction in November 2009, which is attributable to the broker-dealer reporting unit. The impairment charge recognized is primarily attributable to the lower customer trading volumes and is recorded in depreciation and amortization expense within the accompanying consolidated statements of operations for the year ended December 31, 2011. The Company used the discounted cash flow approach to determine the future benefits expected to be derived from the trade name and customer relationships.
Amortization expense related to intangible assets was $3.7 million, $2.7 million and $8.1 million (including impairment charges of $5.2 million relating to the broker-dealer reporting unit) for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. All of the Company's intangible assets have finite lives.
The estimated future amortization expense for the Company's intangible assets as of December 31, 2013 is as follows:

(dollars in thousands)
2014	$2,737
2015	2,483
2016	2,144
2017	1,411
2018	849
Thereafter	2,470
$12,094

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Other Assets
Other assets in Operating Entities are as follows:

	As of December 31,
	2013	2012
	(dollars in thousands)
Deposits	$683	$769
Prepaid expenses	5,097	5,100
Taxes receivable	1,911	2,105
Derivative contracts, at fair value	377	202
Deferred rent asset	897	433
Interest and dividends receivable	4,716	6,031
Other	4,257	3,408
	$17,938	$18,048
12. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2013	2012
	(dollars in thousands)
Deferred rent obligations (see Note 3(l))	$14,554	$13,822
Deferred income	1,147	540
Equity in RCG Longview Partners II, LLC (see Note 6a(3))	5,938	5,970
Legal and regulatory reserve (see Note 19)	—	3,337
Contingent consideration payable (see Note 2)	6,937	8,116
Liability for future rent payments (see Note 19)	—	2,775
Termination of service contracts	259	465
Derivative contracts, at fair value	1,101	973
Interest and dividends payable	2,073	2,324
Accrued expenses and accounts payable	11,879	16,142
Accrued tax liabilities	2,503	2,430
	$46,391	$56,894
13. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of December 31,
	2013	2012
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$12,009	$4,106
Consolidated funds	73,805	81,597
	$85,814	$85,703

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$10,461	$301	$7,002
Consolidated funds	2,732	(373)	(1,175)
	$13,193	$(72)	$5,827
14. Other Revenues and Expenses
Included within other revenues in the accompanying consolidated statements of operations for the year ended December 31, 2011, are gross insurance premium income of $35.0 million , which is offset by gross reinsurance premium expense of $35.0 million related to the Luxembourg reinsurance companies.
During June 2008, the Company sold its fractional share ownership of a business aircraft for a net gain of $0.5 million. In the same month, October LLC, a wholly owned subsidiary of the Company, also sold an aircraft through a sale-leaseback transaction. The Company recognized a deferred net gain of $2.8 million and amortized it over a period of sixty-seven months, the term of the lease. During the years ended December 31, 2013, 2012, and 2011, the amount of the gain recognized in other revenue in the accompanying consolidated statements of operations was $0.5 million each year, respectively. The lease will expire on January 31, 2014 and the associated net gain of $2.8 million will be fully recognized. In connection with this transaction, the Company was required to maintain minimum assets under management at all times of not less than$6.5 billion. In the event that the Company does not maintain this minimum, the Company shall immediately either a) deposit collateral with a perfected security interest to secure the next twelve months' lease payments (approximately $0.1 million) or b) provide a letter of credit in the same amount. As of and during the years ended December 31, 2013 and 2012 the Company was in compliance with this minimum requirement.
Other expenses, during the years ended December 31, 2013, 2012, and 2011, are primarily the general administrative expenses of the various operating company subsidiaries or the Consolidated Funds.
15. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock plus any approved additional shares in accordance with the Equity Plans. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after 5 years from grant date. As of December 31, 2013, there were approximately 0.7 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $29.0 million of deferred cash awards to its employees during 2013 in addition to awards granted during 2012. These awards vest over a period of five years and accrue interest between 0.70% to 0.75% per year. As of December 31, 2013, the Company had unrecognized compensation expense related to these awards of $24.7 million.
In addition to the Equity Plans, certain employees of the Company, in November 2009, were issued membership interests in RCG Holdings LLC ("RCG") by RCG, a related party of the Company (the “RCG Grants”). Substantially all of the assets owned by RCG consist of shares of common stock of the Company. Accordingly, upon withdrawal of capital from RCG, members receive either distributions in kind of shares of common stock of the Company, or the proceeds from the sale of shares of the Company's common stock attributable to their capital accounts. The RCG Grants are subject to a service condition and vest to each employee over a period of approximately three years. Any RCG Grants forfeited are redistributed to the remaining stakeholders in RCG, which includes both employees and non-employees. The RCG Grants represent awards to employees of the Company by a related party, as compensation for services provided to the Company. As such, the expense related to these grants is included in the compensation expense of the Company, with a corresponding credit to stockholders equity.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Plans, the Company recognized expense of $17.9 million, $19.9 million and $22.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The income tax effect recognized for the Equity Plans was a benefit of $9.7 million, $11.3 million and $11.5 million for the years ended December 31, 2013, 2012, and 2011 respectively; however, these benefits were offset by a valuation allowance.
In relation to awards under the RCG Grants, the Company recognized expense of $4.9 million and $5.4 million for the years ended December 31, 2012 and 2011, respectively. The income tax effect recognized for the RCG Grants was a benefit of $1.9 million and $2.1 million for the years ended December 31, 2012 and 2011, respectively; however, these benefits were offset by valuation allowances. As of December 31, 2012 the Company's RCG Grants were fully vested and expensed.
Stock Options and Stock Appreciation Rights
The Company values options and SAR's on grant date using the Black-Scholes option valuation model which requires the Company to make assumptions regarding the expected term, volatility, risk-free rate and dividend yield:
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
The following table summarizes the Company's stock option activity for the year ended December 31, 2013:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2011	866,428	$12.95	2.5	$—
Options granted	—	—	—	—
Options acquired	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options expired	(92,665)	16.00	—	—
Balance outstanding at December 31, 2012	773,763	$12.58	1.6	$—
Options granted	—	—	—	—
Options acquired	—	—	—	—
Options expired	(473,757)	16.00	—	—
Balance outstanding at December 31, 2013	300,006	$7.19	2.40	$—

Options exercisable at December 31, 2012	623,760	$14.66	0.9	$—
Options exercisable at December 31, 2013	300,006	$7.19	2.40	$—

(1)	Based on the Company's closing stock price of $3.91 on December 31, 2013 and $2.45 on December 31, 2012.
As of December 31, 2013, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's SAR's for the year ended December 31, 2013:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2012	—	$—	—	$—
SAR's granted	400,000	2.90	—
SAR's acquired	—	—	—
SAR's expired	—	—	—
Balance outstanding at December 31, 2013	400,000	$2.90	4.21	$608
SAR's exercisable at December 31, 2013	—	$—	—

(1)	Based on the Company's closing stock price of $3.91 on December 31, 2013.
As of December 31, 2013, the unrecognized compensation expense related to the Company's grant of SAR's was $0.3 million.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the year ended December 31, 2013:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2011	7,517,682	$5.57
Granted	8,381,939	2.82
Vested	(4,855,489)	4.16
Canceled	—	—
Forfeited	(792,109)	3.51
Balance outstanding at December 31, 2012	10,252,023	$4.15
Granted (1)	7,939,924	2.63
Vested	(4,463,990)	3.86
Canceled	—	—
Forfeited	(176,413)	3.15
Balance outstanding at December 31, 2013	13,551,544	$3.37
(1) On December 30, 2013, the Company awarded 705,000 performance linked restricted stock units to employees of the Company. The awards will vest on June 10, 2019 and will be earned only to the extent that the Company attains specified performance goals relating its volume-weighted average share price and the aggregate net income for the years from 2014 to 2018. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 100% of award. Each RSU is equal to the one share of the Company’s common stock. The value of the award will fluctuate with changes in Company’s share price and the attainment of the specified performance goals, until the RSUs are settled solely in shares after the end of the performance period.
The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of December 31, 2013, there was $27.7 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.59 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 257,947 restricted stock units awarded, which were immediately vested and expensed, during the year ended December 31, 2013. Vested awards of 112,320 were delivered during the year ended December 31, 2013. As of December 31, 2013 there were 482,522 restricted stock units outstanding.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Defined Benefit Plan
On December 1, 2005, the Company adopted a defined benefit plan ("Cash Balance Plan") to provide retirement income to all eligible employees of the Company and its subsidiaries in accordance with the terms and conditions in the plan document. The Plan blends the features of a traditional defined benefit plan with the features of a defined contribution plan.  In this plan, hypothetical individual accounts periodically receive a contribution credit and an interest credit.  The contribution credits are a flat dollar amount that vary with age. Investment policies and strategies of the Cash Balance Plan are set by the Retirement Plan Committee and approved by the plan  trustees. The plan trustee will oversee the actual investment of plan assets into permitted asset classes to achieve targeted plan returns. There were net assets of $4.4 million and $5.2 million in the Cash Balance Plan as of December 31, 2013 and 2012, respectively. Hypothetical participant balances are vested at all times. The method of payment for Cash Balance Plan is an annuity unless the participant elects an alternate choice of payment.  The Cash Balance Plan is developed to meet the requirements of Section 401(a) and Section 501(a) of the Internal Revenue Code.
During the fourth quarter of 2013, the Company made the decision to terminate the Cash Balance Plan, effective December 31, 2013.  To ensure all qualified requirements have been met at the time of the plan termination, the Company has requested a “favorable determination letter” from the IRS.  As a result, the Company anticipates that this process could take twelve to eighteen months to complete. Once all of the necessary approvals are received, the Cash Balance Plan will start making distributions to the participants either in the form of annuities or contributions to other retirement plans elected by the participants.

In addition, Ramius Japan Ltd. also established a defined benefit plan (the "Retirement Allowance Plan") covering its employees. There are no plan assets associated with this plan and the benefits were based on years of credited service and a percentage of the employees' compensation. This plan was liquidated during the fourth quarter of 2012.
The estimated future benefits for the above plans are an actuarial estimate of the benefits that the Company will be required to pay. A measurement date of December 31 was used for each of the actuarial calculations.
The amounts contained in the following table relate to the Company's defined benefit plan(s) for the years ended December 31, 2013, 2012, and 2011:

	As of December 31,
	2013	2012
	(dollars in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$4,436	$5,591
Service cost	—	53
Interest cost	207	216
Actuarial loss (gain)	(93)	(50)
Benefits paid	(48)	—
Curtailments	—	(98)
Lump sum settlement	(910)	(1,269)
Effect of change in currency conversion	—	(7)
Benefit obligation at end of year	$3,592	$4,436
Change in plan assets
Fair value of plan assets at beginning of year	$5,230	$5,639
Actual return on plan assets	153	676
Employer contributions	1	—
Benefits paid	(956)	(1,085)
Expenses paid from the plan	(39)	—
Fair value of plan assets at the end of year	$4,389	$5,230
Funded balance at end of year	$797	$794
Amounts recognized in the consolidated statement of financial condition
Asset	$797	$794
Accumulated benefit obligation	$3,592	$4,436

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$53	$50
Interest cost	207	216	264
Expected return on plan assets	(251)	(235)	(276)
Amortization of (loss) / gain	—	—	—
Amortization of prior service cost	21	20	21
Effect of curtailment	360	(59)	—
Effect of special termination benefits	—	6	—
Effect of settlement	(95)	(95)	(29)
Net periodic benefit cost	$242	$(94)	$30
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	$137	$(557)	$(33)
Effect of curtailment	(360)	59	—
Effect of settlement	—	98	31
Amortization of loss / (gain)	—	—	—
Amortization of prior service cost	(23)	(23)	(23)
Total recognized in other comprehensive income (loss)	$(246)	$(423)	$(25)
Total recognized in net periodic benefit cost and other comprehensive loss	$(4)	$(517)	$5
Amounts recognized in accumulated other comprehensive loss
Net gain (loss)	$344	$479	$116
Prior service cost	—	(381)	(441)
Effect of change in currency conversion	—	—	—
Total recognized in accumulated other comprehensive income (loss)	$344	$98	$(325)
Estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year
Prior service cost	$—	$19	$19
Net gain (loss)	$—	$—	$—
The assumed long term rate of return on the Cash Balance Plan assets was 6% as of December 31, 2013, 2012 and 2011. The Company's approach in determining the long-term rate of return for plan assets is based upon historical financial market relationships that have existed over time with the presumption that this trend will generally remain constant in the future.
The composition of plan assets by asset category for the Cash Balance Plan are set forth below:

	As of December 31,
	2013	2012
	(dollars in thousands)
Ramius Multi-Strategy Fund Ltd(a)	$390	$513
Ramius Merger Fund Ltd	2,279	—
Orchard Square Partners Credit Fund Ltd(b)	1,640	1,304
External Mutual Funds—Total return(c)	7	1,358
External Mutual Funds—Real Return(d)	34	1,019
External Mutual Funds—Conservative(e)	39	1,036
	$4,389	$5,230

(a)
Ramius Multi-Strategy Fund Ltd invests substantially all of its capital through a "master feeder" structure in Ramius Intermediate Fund, L.P. which invests in funds that employ a variety of diversified, non-directional investment strategies that seek to achieve, over the long term, a target return with low volatility.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(b)
Orchard Square Partners Credit Fund Ltd invests substantially all of its capital through a "master-feeder" structure in Orchard Square Partners Credit Intermediate Fund, LP which invests in a fund whose objective is to seek to achieve superior returns.

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
Estimated future benefits payments
Benefit payments, which reflect future service, as appropriate, of $3.7 million are expected to be paid in full during 2014.
17. Defined Contribution Plans
The Company sponsors a Retirement and Savings Plan which is defined contribution plans pursuant to Section 401(k) of the Internal Revenue Code (the "401k Plans"). All full-time employees of the Company can contribute on a tax deferred basis to the 401k Plans up to 100% of their annual compensation, subject to certain limitations. The Company provides matching contributions for certain employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401k Plans. For the years ended December 31, 2013, 2012, and 2011, the Company's contributions to the Plans were $0.4 million, $1.4 million and $1.5 million, respectively.
18. Income Taxes
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's income tax expense for the years ended December 31, 2013 , 2012 and 2011 are as follows:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Continued Operations
Current tax expense/(benefit)
Federal	$—	$—	$—
State and local	241	(133)	560
Foreign	188	569	897
Total	$429	$436	$1,457
Deferred tax expense/(benefit)
Federal	$—	$8	$2
State and local	—	2	(6)
Foreign	28	2	(21,526)
Total	28	12	(21,530)
Total Tax expense/(benefit)	$457	$448	$(20,073)
Discontinued Operations
Current tax expense/(benefit)
Federal	$—	$—	$—
State and local	—	—	(5)
Foreign	—	—	(424)
Total	$—	$—	$(429)
Deferred tax expense/(benefit)
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Total	—	—	—
Total Tax expense/(benefit)	$—	$—	$(429)
Total
Current tax expense/(benefit)
Federal	$—	$—	$—
State and local	241	(133)	555
Foreign	188	569	473
Total	$429	$436	$1,028
Deferred tax expense/(benefit)
Federal	$—	$8	$2
State and local	—	2	(6)
Foreign	28	2	(21,526)
Total	28	12	(21,530)
Total Tax expense/(benefit)	$457	$448	$(20,502)
Consolidated U.S. income/(loss) before income taxes was $11.9 million in 2013, $(25.9) million in 2012, and $(122.2) million in 2011 . The corresponding amounts for non-U.S.-based income/(loss) were $6.4 million in 2013, $2.4 million in 2012, and $(0.5) million in 2011.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Pre-tax loss at U.S. statutory rate	35.0%	35.0%	35.0%
Stock compensation	12.6	(28.1)	—
Change in valuation allowance	(27.2)	(7.6)	(33.3)
Deferred asset recognition	—	—	11.5
Bargain purchase price	—	—	6.3
Minority interest reversal	(25.2)	(0.1)	1.7
Other, net	7.3	(1.1)	(4.5)
Total	2.5%	(1.9)%	16.7%
As of December 31, 2013, the Company has net income taxes receivable of approximately $1.9 million representing a federal refund claim resulting from carrying back net operating losses and state tax overpayments, which is included in other assets on the consolidated statements of financial condition. The Company also has foreign income taxes payable of $0.4 million, which is included in other liabilities on the consolidated statements of financial condition.
The components of the Company's deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Net operating loss	$130,562	$135,108
Deferred compensation	22,538	23,373
Unrealized losses on investments	—	4,450
Goodwill	9,937	10,885
Legal reserves	—	803
Foreign tax credits	1,820	1,756
Acquired lease liability	3,336	1,036
Other	4,842	3,532
Total deferred tax assets	173,035	180,943
Valuation allowance	(148,816)	(161,181)
Deferred tax assets, net of valuation allowance	24,219	19,762
Deferred tax liabilities
Basis difference on investments	(15,352)	(15,351)
Unrealized gains on investments	(6,354)	—
Fixed assets	(761)	(1,405)
Intangible assets	(1,177)	(1,230)
Other	(602)	(1,766)
Total deferred tax liabilities	(24,246)	(19,752)
Deferred tax assets, net	$(27)	$10
Deferred tax assets, net of valuation allowance, are reported in other assets in the accompanying consolidated statements of financial condition. In addition to the deferred tax balances in the table above, the Company records balances related to its operating losses in Luxembourg, which are discussed below.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. The Company recorded a valuation allowance of approximately $148.8 million against its deferred tax assets as of December 31, 2013 and approximately $161.2 million as of December 31, 2012 as

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

management believes it is more likely than not that the deferred tax assets will not be realized. Separately, the Company has deferred tax liabilities of $24.2 million as of December 31, 2013, and $19.8 million as of December 31, 2012.
The Company’s acquisition of Dahlman on March 11, 2013 did not have a material impact on the Company’s tax balances.
The deferred tax expense recorded during the year ended December 31, 2013 and 2012 was insignificant. The deferred tax benefit of $21.7 million recorded in 2011, represented the deferred tax benefits generated by a local subsidiary upon acquisition of two reinsurance companies, respectively, in Luxembourg from third parties offering a service program that provides reinsurance coverage to the Company against certain risks. These reinsurance companies carried deferred tax liabilities and upon their purchase, pursuant to an Advance Tax Agreement, the local subsidiary generated deferred tax assets that fully offset these liabilities, resulting in the recognition of the deferred tax benefits.
The Company has the following net operating loss carryforwards at December 31, 2013:

	Federal	New York	Hong Kong
Jurisdiction:
Net operating loss (in millions)	$323	$390	$14
Year of expiration	2033	2033	Indefinite
In addition to the net operating loss carryforwards in the table above, the Company also has net operating loss carryforwards in Luxembourg. These loss carryforwards are only accessible to the extent of taxable income generated by the Luxembourg reinsurance companies, including any deferred income that will be generated in the future. Consequently, the Company recorded a deferred tax asset of $160.1 million, net of deferred tax liabilities of $193.4 million in connection with future taxable income, and an offsetting valuation allowance of $160.1 million against its Luxembourg net operating loss carryforwards that are in excess of such taxable income.
As of December 31, 2013, the Company has foreign tax credit carryovers of $1.8 million which will expire by 2019. The Company underwent a change of control under Section 382 of the Internal Revenue Code on November 2, 2009 (“Section 382”). Accordingly, a portion of the Company's deferred tax assets, in particular a portion of its net operating loss and foreign tax credit carryovers, are subject to an annual limitation. The deduction limitation is approximately $2.4 million annually and applies to approximately $13.7 million of pre-transaction losses. Further, the acquisition of LaBranche by the Company on June 28, 2011 caused an ownership change of LaBranche under Section 382. As such, the portion of the Company's deferred tax assets representing net operating losses from LaBranche as of the date of its acquisition is subject to a separate annual limitation. The limitation is approximately $6.7 million annually and applies to approximately $87.4 million of net operating losses. The Company is not expected to lose any deferred tax assets as a result of these limitations.
The Company adopted the accounting guidance for accounting for uncertainty in income taxes as which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Company does not have any uncertain tax positions recorded for the years ended December 31, 2013, 2012, and 2011. Further, the Company did not record any additions to its unrecognized tax benefit balances as a result of current or prior year tax positions or reductions due to expired statute of limitations during the years ended December 31, 2013, 2012, and 2011.
The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom HM Revenue and Customs as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. Currently, the Company is under audit by New York State for the 2009 tax year. Management is not expecting a material tax liability from this audit.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.1 million and $3.5 million as of December 31, 2013 and 2012, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.2 million and $0.3 million, respectively.
19. Commitments and Contingencies
Lease Obligations
The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

expense was $15.6 million, $14.3 million, and $16.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.
On August 20, 2010, the Company entered into an amendment to the Company's original lease for offices located at 1221 Avenue of Americas, New York, to surrender a portion of the office space as of January 1, 2011. As of December 31, 2011, the Company vacated the remaining portion of the leased premises located at 1221 Avenue of Americas. As a result, the Company recognized a liability in the amount of $5.7 million relating to future rent payments and other monthly amounts associated with the lease through its expiration in September 2013. The liability relating to future rent payments and other monthly amounts associated with vacating the remaining portion of the Company's leased premises, located at 1221 Avenue of Americas, was $2.8 million as of December 31, 2012.
As of December 31, 2013, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2014	$810	$11,970	$17,862
2015	405	5,499	17,375
2016	86	1,634	14,283
2017	—	1,133	11,174
2018	—	1,049	10,885
Thereafter	—	22	39,594
	$1,301	$21,307	$111,173

(a)
Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 20 for further information on the capital lease minimum payments which are included in the table. See Note 28 regarding a new lease for data storage and data backup equipment entered into in January 2014.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $1.5 million, $1.2 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The actual clawback liability, however, does not become realized until the end of the fund's life. The fund is currently in winding-down mode and as of December 31, 2013 and December 31, 2012, the clawback obligations were $6.2 million, respectively.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of December 31, 2013, the Company had unfunded commitments of $13.2 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $42.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through December 31, 2013, the Company has funded $29.9 million towards these commitments. In April 2011, the Company committed $15.0 million to Starboard Value and Opportunity Fund LP, which may increase or decrease over time with the performance of Starboard Value and Opportunity Fund LP. As of December 31, 2013, the Company has fully funded this commitment. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time dependent on the performance of the fund, and, as of December 31, 2013,

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

has funded $0.5 million towards this commitment. In January 2013, the Company committed $10.0 million to Orchard Square Partners Credit Fund LP (formerly known as Ramius Global Credit Fund LP). As of March 31, 2013, the Company has fully funded this commitment. In September 2012, the Company committed $10.0 million to Formation 8 Partners Fund I LP as a limited partner and funded $3.0 million through December 31, 2013. The remaining capital commitment is expected to be called over a five year period.
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
The Company appropriately reserves for certain matters where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. Such amounts are included within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters. The Company accrues legal fees as incurred.
20. Short-Term Borrowings and Other Debt
As of December 31, 2013 and 2012, short term borrowings and other debt of the Company were as follows:

	As of December 31,
	2013	2012
	(dollars in thousands)
Notes payable	$41	$206
Capital lease obligations	2,523	3,926
	$2,564	$4,132

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

In January 2013, the Company borrowed $2.0 million to fund insurance premium payments. This note bears interest at 2.22% and was due on December 1, 2013, with monthly payment requirements of $0.2 million. As of December 31, 2013, the outstanding balance on this note payable was fully repaid. Interest expense for the year ended December 31, 2013 was insignificant.
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010. These leases amount to $6.3 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.14%. As of December 31, 2013, the remaining balance on these capital leases was $2.5 million. Approximately $0.9 million of capital lease obligations held at December 31, 2013 were terminated in January 2014 (See Note 28). Interest expense was $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2013, the Company has the following five irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 2014
New York	$1,191	September 2014
New York	$6,746	December 2014
New York	$1,000	February 2014
New York	$1,861	March 2014
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2013 and 2012, there were no amounts due related to these letters of credit.
Annual scheduled maturities of debt and minimum lease payments for capital lease obligation and short term borrowings and other debt outstanding as of December 31, 2013, are as follows:

	Capital Lease Obligation	Notes payable
	(dollars in thousands)
2014	$1,402	$46
2015	1,051	—
2016	194	—
2017	—	—
2018	—	—
Thereafter	—	—
Subtotal	2,647	46
Less: Amount representing interest (a)	(124)	(5)
Total	$2,523	$41

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's implicit rate at lease inception.
21. Stockholders' Equity
The Company is authorized to issue 500,000,000 shares of common stock, which shall consist of 250,000,000 shares of Class A common stock, par value $0.01 per share, and 250,000,000 shares of Class B common stock, par value $0.01 per share. The Company is also authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. Subject to the rights of holders of any outstanding preferred stock, the number of authorized shares of common stock or preferred stock may be increased or decreased by the affirmative vote of the holders of a majority of the shares entitled to vote on such matters, but in no instance can the number of authorized shares be reduced below the number of shares then outstanding.
Common stock
The certificate of incorporation of the Company provides for two classes of common stock, and for the conversion of each class into the other, to provide a mechanism by which holders of Class A common stock of the Company who may be

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

limited in the amount of voting common stock of the Company they can hold pursuant to federal, state or foreign bank laws, to convert their shares into non-voting Class B common stock to prevent being in violation of such laws. Each holder of Class A common stock is entitled to one vote per share in connection with the election of directors and on all other matters submitted to a stockholder vote, provided, however, that, except as otherwise required by law, holders of Class A common stock are not entitled to vote on any amendment to the Company 's amended and restated certificate of incorporation that relates solely to the terms of one or more outstanding series of the Company's preferred stock, if holders of the preferred stock series are entitled to vote on the amendment under the Company's certificate of incorporation or Delaware law. No holder of Class A common stock may accumulate votes in voting for directors of the Company.
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
On November 2, 2009, in connection with the Cowen and Ramius transaction, the Company issued of 37,536,826 shares of Class A common stock to RCG and 2,713,882 shares of Class A common stock to HVB. In addition, 15,042,290 shares of Cowen Holdings's stock were converted into an equivalent number of the Company's Class A common stock.
In December 2009, the Company completed a public offering of 17,292,698 shares of Class A common stock, resulting in approximately $82 million of additional equity. An additional 284,655 shares were sold in connection with this offering. These shares were held by RCG and attributable to certain of its non-affiliate members who withdrew one-third of their capital in RCG as of December 31, 2009. RCG distributed the net proceeds from the sale of these shares to those members to satisfy such withdrawals. As of December 31, 2010, RCG held 33,576,099 shares of the Company's Class A common stock. During 2012 and 2013, 9,054,175 and 16,045,865 shares were transferred to member's ownership, respectively. The Company's Class A common stock held by RCG Holdings as of December 31, 2012 was 16,135,162 and after all 2013 distributions were completed it holds no common stock in the Company as of December 31, 2013.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Treasury stock
Treasury stock of $48.1 million as of December 31, 2013, compared to $31.7 million as of December 31, 2012, resulted from $3.6 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions, $12.8 million purchased in connection with a share repurchase program and $0.1 million of treasury stock re-issued.
The following represents the activity relating to the treasury stock held by the Company during the year ended December 31, 2013:

	Treasury stock shares	Cost	Average cost per share
	(dollars in thousands)
Balance outstanding at December 31, 2012	11,292,220	$31,728	$2.81
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	1,203,454	3,649	3.03
Treasury stock reissued	(24,744)	(90)	3.64
Purchase of treasury stock	3,402,619	12,797	3.76
Balance outstanding at December 31, 2013	15,873,549	$48,084	$3.03
22. Accumulated other comprehensive income (loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments and net gain / (loss) and amortization of prior service costs related to the Company's defined benefit plans.

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at January 1, 2011	$370	$(350)	$20
Net change	(260)	25	(235)
Balance at December 31, 2011	110	(325)	(215)
Net change	148	423	571
Balance at December 31, 2012	258	98	356
Net change	(10)	246	236
Balance at December 31, 2013	$248	$344	$592
(a) During the periods presented, the Company did not have material reclassifications out of other comprehensive income.
23. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income attributable to the Company's stockholders by the weighted average number of common shares outstanding for the period. As of December 31, 2013, there were 115,026,633 shares outstanding. The Company has included 482,522 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units and unexercised stock options and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options were not included in the computation of diluted net income (loss) per common share for the years ended December 31, 2013, 2012 and 2011, respectively, as their inclusion would have been anti-dilutive.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands, except per share data)
Net income (loss)	$17,840	$(23,957)	$(78,537)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	13,193	(72)	5,827
Net income (loss) attributable to Cowen Group, Inc. stockholders	4,647	(23,885)	(84,364)

Net income (loss) from discontinued operations, net of tax	—	—	(23,646)

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	116,703	114,400	95,532
Stock options	—	—	—
Stock appreciation rights	306	—	—
Restricted stock	4,108	—	—
Weighted average shares used in diluted computation	121,117	114,400	95,532
Earnings (loss) per share:
Basic
Income (loss) from continued operations	$0.04	$(0.21)	$(0.88)
Income (loss) from discontinued operations	—	—	(0.25)
Diluted
Income (loss) from continued operations	$0.04	$(0.21)	$(0.88)
Income (loss) from discontinued operations	—	—	(0.25)
24. Segment Reporting
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables set forth operating results for the Company's alternative investment and broker dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

	Year Ended December 31, 2013
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$105,333	$105,333	$—	$—		$105,333
Brokerage	—	121,065	121,065	—	(6,472)	(e)	114,593
Management fees	56,984	—	56,984	(1,146)	(18,535)	(a)	37,303
Incentive income	21,933	—	21,933	—	(9,347)	(a)	12,586
Investment Income	30,713	5,947	36,660	—	(36,660)	(c)	—
Interest and dividends	—	—	—	—	39,454	(c)	39,454
Reimbursement from affiliates	—	—	—	(99)	9,260	(b)	9,161
Other revenue	524	2,010	2,534	—	2,884	(c)	5,418
Consolidated Funds revenues	—	—	—	3,398	—		3,398
Total revenues	110,154	234,355	344,509	2,153	(19,416)		327,246
Expenses
Employee compensation and benefits	54,656	150,180	204,836	—	2,412		207,248
Interest and dividends	231	119	350	—	26,949	(c)	27,299
Non-compensation expenses—Fixed	33,986	61,538	95,524	—	(95,524)	(c)(d)	—
Non-compensation expenses—Variable	4,520	26,123	30,643	—	(30,643)	(c)(d)	—
Non-compensation expenses	—	—	—	—	124,331	(c)(d)	124,331
Reimbursement from affiliates	(6,380)	—	(6,380)	—	6,380	(b)	—
Consolidated Funds expenses	—	—	—	2,039	—		2,039
Total expenses	87,013	237,960	324,973	2,039	33,905		360,917
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	40,924	(c)	40,924
Consolidated Funds net gains (losses)	—	—	—	2,618	8,426		11,044
Total other income (loss)	—	—	—	2,618	49,350		51,968
Income (loss) before income taxes and non-controlling interests	23,141	(3,605)	19,536	2,732	(3,971)		18,297
Income taxes expense / (benefit)	—	—	—	—	457	(b)	457
Economic Income (Loss) / Net income (loss) before non-controlling interests	23,141	(3,605)	19,536	2,732	(4,428)		17,840
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(12,995)	—	(12,995)	(2,732)	2,534		(13,193)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$10,146	$(3,605)	$6,541	$—	$(1,894)		$4,647
(1) For the year ended December 31, 2013, the Company has reflected $7.6 million of investment income and related compensation expense of $2.5 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2012
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$71,762	$71,762	$—	$—		$71,762
Brokerage	—	93,903	93,903	—	(2,736)	(e)	91,167
Management fees	56,381	—	56,381	(1,474)	(16,791)	(a)	38,116
Incentive income	15,205	—	15,205	—	(9,794)	(a)	5,411
Investment Income	40,374	9,742	50,116	—	(50,116)	(c)	—
Interest and dividends	—	—	—	—	24,608	(c)	24,608
Reimbursement from affiliates	—	—	—	(288)	5,527	(b)	5,239
Other revenue	844	404	1,248	—	2,420	(c)	3,668
Consolidated Funds revenues	—	—	—	509	—		509
Total revenues	112,804	175,811	288,615	(1,253)	(46,882)		240,480
Expenses
Employee compensation and benefits	59,647	128,508	188,155	—	5,879		194,034
Interest and dividends	151	188	339	—	11,798	(c)	12,137
Non-compensation expenses—Fixed	32,575	62,887	95,462	—	(95,462)	(c)(d)	—
Non-compensation expenses—Variable	4,941	20,334	25,275	—	(25,275)	(c)(d)	—
Non-compensation expenses	—	—	—	—	119,053	(c)(d)	119,053
Reimbursement from affiliates	(5,527)	—	(5,527)	—	5,527	(b)	—
Consolidated Funds expenses	—	—	—	1,676	—		1,676
Total expenses	91,787	211,917	303,704	1,676	21,520		326,900
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	55,665	(c)	55,665
Consolidated Funds net gains (losses)	—	—	—	2,556	4,690		7,246
Total other income (loss)	—	—	—	2,556	60,355		62,911
Income (loss) before income taxes and non-controlling interests	21,017	(36,106)	(15,089)	(373)	(8,047)		(23,509)
Income taxes expense / (benefit)	—	—	—	—	448	(b)	448
Economic Income (Loss) / Net income (loss) before non-controlling interests	21,017	(36,106)	(15,089)	(373)	(8,495)		(23,957)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(2,480)	—	(2,480)	373	2,179		72
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$18,537	$(36,106)	$(17,569)	$—	$(6,316)		$(23,885)

(1) For the year ended December 31, 2012, the Company has reflected $10.2 million of investment income and related compensation expense of $3.4 million within the broker-dealer segment in proportion to its capital.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2011
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$50,976	$50,976	$—	$—		$50,976
Brokerage	—	99,611	99,611	—	—		99,611
Management fees	67,309	—	67,309	(1,809)	(13,034)	(a)	52,466
Incentive income	10,366	—	10,366	—	(7,101)	(a)	3,265
Investment Income	33,599	7,748	41,347	—	(41,347)	(c)	—
Interest and dividends	—	—	—	—	22,306	(c)	22,306
Reimbursement from affiliates	—	—	—	(280)	4,602	(b)	4,322
Other revenue	622	(7)	615	—	968	(c)	1,583
Consolidated Funds revenues	—	—	—	749	—		749
Total revenues	111,896	158,328	270,224	(1,340)	(33,606)		235,278
Expenses
Employee compensation and benefits	46,757	145,801	192,558	—	11,209		203,767
Interest and dividends	184	551	735	—	8,498	(c)	9,233
Non-compensation expenses—Fixed	33,954	69,227	103,181	—	(103,181)	(c)(d)	—
Non-compensation expenses—Variable	17,085	24,412	41,497	—	(41,497)	(c)(d)	—
Non-compensation expenses	—	—	—	—	152,722	(c)(d)	152,722
Goodwill impairment	—	—	—	—	7,151	(h)	7,151
Reimbursement from affiliates	(4,602)	—	(4,602)	—	4,602	(b)	—
Consolidated Funds expenses	—	—	—	2,782	—		2,782
Total expenses	93,378	239,991	333,369	2,782	39,504		375,655
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	15,128	(c)	15,128
Bargain purchase gain	—	—	—	—	22,244	(f)	22,244
Consolidated Funds net gains (losses)	—	—	—	2,947	1,448		4,395
Total other income (loss)	—	—	—	2,947	38,820		41,767
Income (loss) before income taxes and non-controlling interests	18,518	(81,663)	(63,145)	(1,175)	(34,290)		(98,610)
Income taxes expense / (benefit)	—	—	—	—	(20,073)	(b)	(20,073)
Economic Income (Loss) / Net income (loss) before non-controlling interests	18,518	(81,663)	(63,145)	(1,175)	(14,217)		(78,537)
Net income (loss) from discontinued operations, net of tax	—	—	—	—	(23,646)	(g)	(23,646)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(8,292)	—	(8,292)	1,175	1,290		(5,827)
Economic Income (Loss) / Net income (loss) attributable to Cowen Group, Inc. stockholders	$10,226	$(81,663)	$(71,437)	$—	$(36,573)		$(108,010)
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
(f)    Economic Income (Loss) excludes the bargain purchase gain which resulted from the LaBranche acquisition.
(g)    Economic Income (Loss) excludes discontinued operations.
(h)    Economic Income (Loss) excludes goodwill impairment.
For the years ended December 31, 2013, 2012, and 2011, there was no one fund or other customer which represented more than 10% of the Company's total revenues.
25. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution (formerly known as Cowen Capital LLC), ATM USA, and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method, ATM Execution, ATM USA and Cowen Equity Finance are each required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2013, Cowen and Company had total net capital of approximately $36.4 million, which was approximately $35.4 million in excess of its minimum net capital requirement of $1.0 million. As of December 31, 2013, ATM Execution had total net capital of approximately $2.7 million, which was approximately $2.4 million in excess of its minimum net capital requirement of $250,000. As of December 31, 2013, ATM USA had total net capital of approximately $1.2 million, which was approximately $0.9 million in excess of its minimum net capital requirement of $250,000. As of December 31, 2013, Cowen Equity Finance had total net capital of approximately $12.0 million which was approximately $11.7 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of December 31, 2013, Ramius UK's Financial Resources of $0.35 million exceeded its minimum requirement of $0.18 million by $0.17 million. As of December 31, 2013, CIL's Financial Resources of $4.4 million exceeded its minimum requirement of $2.2 million by $2.2 million.
Cowen and Company (Asia) Limited (“CCAL”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of December 31, 2013, CCAL's Financial Resources of $1.1 million exceeded the minimum requirement of $0.4 million by $0.7 million.
26. Related Party Transactions
The Company acts as managing member, general partner and/or investment manager to most of the Company's alternative asset management products, HealthCare Royalty Management, LLC, and the HealthCare Royalty Partners funds,

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of December 31, 2013 and 2012, $18.9 million and $13.6 million, respectively, included in fees receivable are earned from related parties.
The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the years ended December 31, 2013, 2012, and 2011, the Company reimbursed the funds it manages $1.7 million, $1.5 million, and $1.6 million, respectively, which were recorded net in management fees and incentive income in the accompanying consolidated statements of operations. As of December 31, 2013 and 2012, related amounts still payable were $1.7 million and $1.7 million, respectively, and were reflected in fees payable in the accompanying consolidated statements of financial condition.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the consolidated statements of financial condition. As of December 31, 2013 and 2012, loans to employees of $6.0 million and $5.1 million, respectively, were included in due from related parties on the consolidated statements of financial condition. Of these amounts $3.8 million and $2.3 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $3.2 million, $1.9 million, and $1.8 million, for the years ended December 31, 2013, 2012, and 2011, respectively. This expense is included in employee compensation and benefits in the consolidated statement of operations. For the years ended December 31, 2013, 2012, and 2011, the interest income was insignificant for all loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 6), whereby the Company can loan up to $3.0 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly) with a maturity of March 30, 2014. As of December 31, 2013, $1.5 million is included in due from related parties in the accompanying consolidated statement of financial condition. For the year ended December 31, 2013, interest charged for this loan was $0.1 million. For the years ended December 31, 2012 and 2011, interest charged for this loan was insignificant.
Included in due to related parties is approximately $0.4 million and $0.4 million as of December 31, 2013 and 2012, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
27. Guarantees and Off-Balance Sheet Arrangements
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Through the Company's securities lending program (see Note 6(a)), the Company can borrow and lend customers' securities, via custodial and non-custodial arrangements, to third parties. As part of this program, the Company provides a guarantee in an aggregate amount of $150.0 million to counterparties of the securities lending agreements, which protects the lender against the failure of the third-party borrower to return the lent securities in the event the Company did not obtain sufficient collateral. To minimize its liability under these indemnification agreements, the Company obtains cash collateral with a value exceeding 100% of the market value of the securities on loan from the borrower. Collateral is marked to market daily to assure that collateralization is adequate. Additional collateral is called from the borrower if a shortfall exists, or collateral may be released to the borrower in the event of overcollateralization. If a borrower defaults, the Company would use the collateral held to purchase replacement securities in the market or to credit the lending customer with the cash equivalent thereof.
In conjunction with the acquisition of Cowen Securities (See Note 2) the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third-party bank prior to the acquisition. The value of these loans at December 31, 2013 was $2.5 million.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of December 31, 2013 and 2012. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
28. Subsequent Events
In January 2014, the Company entered into a lease for data storage and data backup equipment with a term of 5 years and total cost of $5.0 million.
In January 2014, the Company entered into a lease for a plane with a term of 5.5 years with a total cost of $6.9 million. The monthly payments under the new lease are approximately $40,000 less than the monthly payments for the previous lease which expired in January 2014 (See Note 14).
On February 26 2014, the Company's Board of Directors approved a $10 million increase in the Company's share repurchase program (See Note 21).
The Company has evaluated events through March 3, 2014 which is the date the consolidated financial statements were available to be issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental Financial Information
The following table presents unaudited quarterly results of operations for 2013 and 2012. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.
Cowen Group, Inc.
Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands)
Total revenues	$67,241	$81,207	$81,360	$97,438
Net Income (loss) before income taxes	1,095	3,506	8,324	5,372
Income tax expense (benefit)	176	158	(46)	169
Net income (loss) from continuing operations	919	3,348	8,370	5,203
Net Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	3,495	2,255	4,759	2,684
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(2,576)	$1,093	$3,611	$2,519
Earnings (loss) per share:
Basic	$(0.02)	$0.01	$0.03	$0.02
Diluted	$(0.02)	$0.01	$0.03	$0.02
Weighted average number of common shares:
Basic	113,798	117,235	118,359	117,514
Diluted	113,798	120,901	122,708	123,573

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands)
Total revenues	$57,480	$59,470	$57,598	$65,932
Net Income (loss) before income taxes	6,378	(10,189)	(11,455)	(8,243)
Income tax expense (benefit)	142	191	163	(48)
Net income (loss) from continuing operations	6,236	(10,380)	(11,618)	(8,195)
Net Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	2,241	(2,434)	(1,033)	1,154
Net income (loss) attributable to Cowen Group, Inc. stockholders	$3,995	$(7,946)	$(10,585)	$(9,349)
Earnings (loss) per share:
Basic	$0.03	$(0.07)	$(0.09)	$(0.08)
Diluted	$0.03	$(0.07)	$(0.09)	$(0.08)
Weighted average number of common shares:
Basic	114,281	114,561	114,989	113,939
Diluted	115,663	114,561	114,989	113,939

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
Date:	March 3, 2014	Title:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. COHEN	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Peter A. Cohen		March 3, 2014

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		March 3, 2014

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	March 3, 2014

/s/ STEVEN KOTLER
Steven Kotler	Director	March 3, 2014

/s/ JEROME S. MARKOWITZ
Jerome S. Markowitz	Director	March 3, 2014

/s/ JACK H. NUSBAUM
Jack H. Nusbaum	Director	March 3, 2014

/s/ JEFFREY M. SOLOMON
Jeffrey M. Solomon	Director	March 3, 2014

/s/ THOMAS W. STRAUSS
Thomas W. Strauss	Director	March 3, 2014

/s/ JOHN E. TOFFOLON, JR.
John E. Toffolon, Jr.	Director	March 3, 2014

/s/ JOSEPH R. WRIGHT
Joseph R. Wright	Director	March 3, 2014

Exhibit No.	Description
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

10.12	Form of Restricted Stock Unit and Deferred Cash Award Agreement (previously filed as Exhibit 10.18 to the Form 10-K filed on March 9, 2012).*
10.13	Employment Agreement, dated as of May 31, 2012, by and between Cowen Group, Inc. and Jeffrey Solomon (previously filed as Exhibit 10.1 to the Form 8-K filed June 1, 2012).*
10.14	Employment Agreement, dated as of August 2, 2012, by and between Cowen Group, Inc. and Stephen Lasota (previously filed as Exhibit 10.1 to the Form 8-K filed August 3, 2012).*

E- 1

Exhibit No.	Description
10.15	Employment Agreement, dated as of August 2, 2012, by and between Cowen Group, Inc. and Owen Littman (previously filed as Exhibit 10.2 to the Form 8-K filed August 3, 2012).*
10.16	Form of Stock Appreciation Right Award Agreement (previously filed as Exhibit 10.16 to the Form 10-K filed March 7, 2013).*
21.1	Subsidiaries of Cowen Group, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Signifies management contract or compensatory plan or arrangement.

E- 2