Form 10-Q
period 2014-03-31
COWEN GROUP, INC.
filed 2014-05-08
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
As of May 6, 2014 there were 115,387,089 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2014 and 2013. The Consolidated Financial Statements as of December 31, 2013 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of March 31, 2014	As of December 31, 2013
Assets
Cash and cash equivalents	$61,565	$54,720
Cash collateral pledged	11,269	10,907
Securities owned, at fair value	469,378	311,039
Receivable on derivative contracts, at fair value	50,076	10,075
Securities borrowed	1,319,938	927,773
Other investments	144,147	99,483
Receivable from brokers	56,946	66,980
Fees receivable, net of allowance	57,618	45,067
Due from related parties	28,812	26,910
Fixed assets, net of accumulated depreciation and amortization of $21,753 and $21,853, respectively	28,160	26,999
Goodwill	37,240	37,240
Intangible assets, net of accumulated amortization of $24,821 and $26,610, respectively	11,353	12,094
Other assets	26,691	17,561
Consolidated Funds
Cash and cash equivalents	1,825	2,048
Other investments	179,390	187,480
Other assets	689	5,624
Total Assets	$2,485,097	$1,842,000
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$139,347	$130,954
Securities sold under agreement to repurchase	—	3,657
Payable for derivative contracts, at fair value	50,032	7,674
Securities loaned	1,310,903	918,577
Payable to brokers	151,109	75,420
Compensation payable	34,152	51,807
Short-term borrowings and other debt	6,384	2,564
Convertible debt	114,101	—
Fees payable	10,833	6,324
Due to related parties	408	382
Accounts payable, accrued expenses and other liabilities	48,563	45,290
Consolidated Funds
Capital withdrawals payable	—	5,222
Accounts payable, accrued expenses and other liabilities	1,579	549
Total Liabilities	1,867,411	1,248,420
Commitments and Contingencies (Note 13)
Redeemable non-controlling interests	85,448	85,814
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 132,488,976 shares issued and 115,352,546 outstanding as of March 31, 2014 and 130,900,182 shares issued and 115,026,633 outstanding as of December 31, 2013, respectively (including 380,122 and 482,522 restricted shares, respectively)	1,160	1,160
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	757,359	737,341
(Accumulated deficit) retained earnings	(173,403)	(183,243)
Accumulated other comprehensive income (loss)	537	592
Less: Class A common stock held in treasury, at cost, 17,136,430 and 15,873,549 shares as of March 31, 2014 and December 31, 2013, respectively.	(53,415)	(48,084)
Total Stockholders' Equity	532,238	507,766
Total Liabilities and Stockholders' Equity	$2,485,097	$1,842,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Investment banking	$49,562	$17,166
Brokerage	32,830	26,600
Management fees	8,924	9,493
Incentive income	2,498	2,611
Interest and dividends	9,252	9,321
Reimbursement from affiliates	1,900	1,485
Other revenues	555	478
Consolidated Funds
Interest and dividends	486	12
Other revenues	670	75
Total revenues	106,677	67,241
Expenses
Employee compensation and benefits	67,561	44,223
Floor brokerage and trade execution	5,655	5,853
Interest and dividends	7,072	6,418
Professional, advisory and other fees	3,601	3,853
Service fees	2,142	2,577
Communications	3,246	3,739
Occupancy and equipment	6,397	5,719
Depreciation and amortization	2,380	2,553
Client services and business development	4,514	4,099
Other expenses	3,158	3,644
Consolidated Funds
Interest and dividends	110	—
Professional, advisory and other fees	134	396
Floor brokerage and trade execution	2	—
Other expenses	56	38
Total expenses	106,028	83,112
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	11,354	11,807
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	2,164	5,070
Net realized and unrealized gains (losses) on derivatives	(21)	304
Net gains (losses) on foreign currency transactions	(40)	(215)
Total other income (loss)	13,457	16,966
Income (loss) before income taxes	14,106	1,095
Income tax expense (benefit)	79	176
Net income (loss)	14,027	919
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	4,187	3,495
Net income (loss) attributable to Cowen Group, Inc. stockholders	$9,840	$(2,576)
Weighted average common shares outstanding:
Basic	115,680	113,798
Diluted	122,898	113,798
Earnings (loss) per share:
Basic	$0.09	$(0.02)
Diluted	$0.08	$(0.02)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013

Net income (loss)			$14,027			$919
Other comprehensive income (loss), net of tax:
Foreign currency translation		37			(4)
Defined benefit pension plan:
Net gain/(loss) arising during the period	(92)			(22)
Add: amortization of prior service cost included in net periodic pension cost	—	(92)		5	(17)
Total other comprehensive income, net of tax			(55)			(21)
Comprehensive income (loss)			$13,972			$898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2013	115,026,633	1,160	(48,084)	737,341	592	(183,243)	507,766	85,814
Net income (loss)	—	—	—	—	—	9,840	9,840	4,187
Defined benefit plan	—	—	—	—	(92)	—	(92)	—
Foreign currency translation	—	—	—	—	37	—	37	—
Capital contributions	—	—	—	—	—	—	—	6,007
Capital withdrawals	—	—	—	—	—	—	—	(10,560)
Restricted stock awards issued	1,588,794	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,262,881)	—	(5,331)	—	—	—	(5,331)	—
Warrants issued (see Note 5)	—	—	—	15,218	—	—	15,218	—
Amortization of share based compensation	—	—	—	4,800	—	—	4,800	—
Balance, March 31, 2014	115,352,546	$1,160	$(53,415)	$757,359	$537	$(173,403)	$532,238	$85,448

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2012	112,447,892	$1,135	$(31,728)	$713,211	$356	$(187,865)	$495,109	$85,703
Net income (loss)	—	—	—	—	—	(2,576)	(2,576)	3,495
Defined benefit plan	—	—	—	—	(17)	—	(17)	—
Foreign currency translation	—	—	—	—	(4)	—	(4)	—
Capital contributions	—	—	—	—	—	—	—	801
Capital withdrawals	—	—	—	—	—	—	—	(8,968)
Restricted stock awards issued	844,734	—	—	—	—	—	—	—
Common stock issued upon acquisition (See Note 2)	2,514,468	25	—	6,272	—	—	6,297	—
Purchase of treasury stock, at cost	(155,295)	—	(412)	—	—	—	(412)	—
Amortization of share based compensation	—	—	—	4,752	—	—	4,752	—
Balance, March 31, 2013	115,651,799	$1,160	$(32,140)	$724,235	$335	$(190,441)	$503,149	$81,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss) from continuing operations	$14,027	$919
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,380	2,553
Amortization of debt discount	311	—
Share-based compensation	4,800	4,752
Deferred rent obligations	179	(4,159)
Net loss on disposal of fixed assets	218	97
Purchases of securities owned, at fair value	(1,086,631)	(1,280,090)
Proceeds from sales of securities owned, at fair value	928,377	1,454,999
Proceeds from sales of securities sold, not yet purchased, at fair value	367,854	697,603
Payments to cover securities sold, not yet purchased, at fair value	(328,177)	(646,438)
Net (gains) losses on securities, derivatives and other investments	(12,171)	(11,558)
Consolidated Funds
Purchases of securities owned, at fair value	—	(78,792)
Proceeds from sales of securities owned, at fair value	—	82,320
Purchases of other investments	(6,007)	(973)
Proceeds from sales of other investments	17,011	18,352
Receivable on derivative contracts, at fair value	(4,290)	1,590
Payable for derivative contracts, at fair value	6,648	3,101
Net realized and unrealized (gains) losses on investments and other transactions	(2,913)	(6,675)
(Increase) decrease in operating assets:
Cash acquired upon transaction	—	10,747
Cash collateral pledged	(362)	137
Securities owned, at fair value, held at broker dealer	(692)	(11,616)
Securities borrowed	(392,165)	(51,623)
Receivable from brokers	10,034	19,284
Fees receivable, net of allowance	(12,551)	(1,644)
Due from related parties	(1,902)	1,478
Other assets	(5,308)	(5,296)
Consolidated Funds
Cash and cash equivalents	223	(261)
Other assets	4,935	(6,407)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(29,354)	(11,680)
Securities loaned	392,326	48,895
Payable to brokers	75,689	(100,082)
Compensation payable	(19,667)	(46,014)
Fees payable	4,509	(1,829)
Due to related parties	26	(44)
Accounts payable, accrued expenses and other liabilities	3,028	3,212
Consolidated Funds
Accounts payable, accrued expenses and other liabilities	1,030	(112)
Net cash provided by / (used in) operating activities	$(68,585)	$84,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
(continued)	2014	2013
Cash flows from investing activities:
Purchases of other investments	$(46,528)	$(5,161)
Cash convertible note hedge transaction	(35,710)	—
Proceeds from sales of other investments	11,603	15,534
Purchase of fixed assets	(4,279)	(237)
Net cash provided by / (used in) investing activities	(74,914)	10,136
Cash flows from financing activities:
Securities sold under agreement to repurchase	(3,657)	(136,704)
Proceeds from issuance of convertible debt	149,500	—
Deferred debt issuance cost	(3,643)	—
Proceeds from sale of warrant	15,218	—
Borrowings on short-term borrowings and other debt	6,217	2,044
Repayments on short-term borrowings and other debt	(1,137)	(797)
Purchase of treasury stock	(3,411)	(235)
Cash paid to acquire net assets (contingent liability payment)	(76)	—
Capital withdrawals to non-controlling interests in operating entities	(3,500)	(432)
Consolidated Funds
Capital contributions by non-controlling interests in Consolidated Funds	6,007	300
Capital withdrawals to non-controlling interests in Consolidated Funds	(11,174)	(5,645)
Net cash provided by / (used in) financing activities	150,344	(141,469)
Change in cash and cash equivalents	6,845	(46,587)
Cash and cash equivalents at beginning of period	54,720	83,538
Cash and cash equivalents at end of period	$61,565	$36,951

Supplemental non-cash information
Non compete agreements and covenants with limiting conditions acquired (see Note 2)	$—	$460
Common stock issuance upon close of acquisition (see Note 2)	$—	$6,297
Purchase of treasury stock, at cost, through net settlement (see Note 15)	$1,919	$177
Cash conversion option (See Note 5)	$35,710	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, market-making and sales and trading and securities lending services through its two business segments: alternative investment and broker-dealer. Ramius, the Company's alternative investment segment, includes hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, managed futures funds, fund of funds, real estate and healthcare royalty funds. Cowen's broker-dealer segment offers research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), clean technology, energy, metals and mining, transportation, chemicals and agriculture sectors.
2. Acquisitions
On March 11, 2013, the Company completed its acquisition of all of the outstanding interests in Dahlman Rose & Company, LLC ("Dahlman"), a privately-held investment bank specializing in the energy, metals and mining, transportation, chemicals and agriculture sectors. This acquisition was an all-stock transaction. In the aggregate, the purchase price, assets acquired and liabilities assumed were not significant and the near term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant. Dahlman was subsequently renamed to Cowen Securities LLC ("Cowen Securities"). Following the acquisition, the Cowen Securities broker-dealer ceased operations and its business was fully integrated into Cowen and Company.
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
3. Significant Accounting Policies
These unaudited condensed consolidated financial statements and related notes have been prepared in accordance with US GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to interim financial statements. Results for interim periods should not be considered indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011, included in the Form 10-K of Cowen Group as filed with the SEC on March 3, 2014. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary for a fair presentation of the results for the interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in these condensed consolidated financial statements, as further discussed below, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

receive residual returns and the right to direct the activities of the entity that most significantly impact the entity's economic performance. VOEs are consolidated in accordance with US GAAP.
Under US GAAP, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates VOEs in which it owns a majority of the entity's voting shares or units. US GAAP also provides that a general partner of a limited partnership (or a managing member, in the case of a limited liability company) is presumed to control the partnership, and thus should consolidate it, unless a simple majority of the limited partners has the right to remove the general partner without cause or to terminate the partnership. In accordance with these standards, the Company presently consolidates four entities deemed to be VOEs for which it acts as the general partner and investment manager.
As of and during the period ended March 31, 2014 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”) and Ramius Merger Fund LLC (the "Merger Fund") (collectively the "2014 Consolidated Funds"). As of December 31, 2013 and during the quarter ended March 31, 2013, the Company consolidated the following funds: Enterprise LP, Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and the Merger Fund (collectively the "2013 Consolidated Funds"). As of December 31, 2013, Levered FOF, Multi-Strat Master FOF and Vintage Master FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC, were fully liquidated. RTS Global 3X LP was consolidated up through March 31, 2013 when it was liquidated. Collectively, the 2013 Consolidated Funds and the 2014 Consolidated Funds are referred to as the "Consolidated Funds".
As of March 31, 2014, the Company also consolidated two investment companies; RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy and Ramius Co-Investment II LLC, which was formed to make an investment in a biomedical company that develops innovative gene therapies for severe genetic disorders. Ramius Co-Investment I LLC, formed for the same purpose as Ramius Co-Investment II LLC, was consolidated as of December 31, 2013 but was deconsolidated during the quarter ended March 31, 2014 when Ramius Co-Investment I LLC was liquidated. The Company determined that RCG Linkem II, LLC, Ramius Co-Investment I LLC (up until the first quarter of 2014) and Ramius Co-Investment II LLC are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of March 31, 2014 and December 31, 2013, the Company consolidates three VIEs. As of March 31, 2014 and December 31, 2013, the total net assets of the consolidated VIEs are $2.9 million and $8.2 million, respectively. The VIEs act as managing members/general partners and/or investment managers to affiliated fund entities which they sponsor and/or manage. The VIEs are financed through their operations and/or loan agreements with the Company.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of March 31, 2014 and December 31, 2013, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) through one of its Consolidated Funds, Enterprise LP and the Company holds a variable interest in Ramius Merger Master Fund Ltd through one of its Consolidated Funds, Merger Fund, (the “Unconsolidated Master Funds”). Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC (“Cowen and Company”), ATM Execution LLC ("ATM Execution"), ATM USA, LLC ("ATM USA"), and Cowen Equity Finance LP ("Cowen Equity Finance"), apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). Exchange-traded derivatives, such as futures contracts and exchange-traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. OTC derivatives, such as swaps, options and warrants where market data is not readily available or observable are classified as level 3.
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

ii.
Real estate investments—Real estate debt and equity investments are valued at fair value. The fair value of real estate investments are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by the Company. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, the Company considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Real estate investments are reviewed on a quarterly basis by the Company for significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.

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

e.	Securities borrowed and securities loaned
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received on a gross basis. The related rebates are recorded in the statement of operations as interest income and interest expense. Securities

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary. Securities borrowed and loaned may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. The Company minimizes its credit risk by continuously monitoring  its credit exposure and collateral values by demanding additional or returning excess collateral in accordance with the netting provisions available in the master securities lending contracts in place with the counterparties.
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis. In cases where the fair value basis of accounting is elected, any resulting change in fair value is reported in trading revenues. Accrued interest income and expense are recorded in the same manner as under the accrual method. At March 31, 2014 and December 31, 2013, the Company does not have any securities lending transactions for which fair value basis of accounting was elected.

f.	Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of December 31, 2013, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of December 31, 2013. The Company does not hold any repurchase agreements as of March 31, 2014.
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
g.    Debt
Long-term debt is carried at the principal amount borrowed net of any discount/premium. The discount is accreted to interest expense using the effective interest method over the remaining life of the underlying debt obligations. Accrued but unpaid coupon interest is included in accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition.
h.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of March 31, 2014 and December 31, 2013 is $14.1 million and $14.6 million, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Cash collateral pledged
As of March 31, 2014 and December 31, 2013, the Company pledged cash collateral in the amount of $11.3 million and $10.9 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco (see Note 14).
5. Investments of Operating Entities and Consolidated Funds

a.	Operating Entities
Securities owned, at fair value
Securities owned, at fair value are held by the Company and are considered held for trading. Substantially all equity securities are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.
As of March 31, 2014 and December 31, 2013, securities owned, at fair value consisted of the following:

	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
U.S. Government securities (a)	$9	$9
Preferred stock	324	324
Common stocks	270,349	176,939
Convertible bonds (b)	11,564	5,958
Corporate bonds (c)	167,349	121,372
Warrants and rights	4,265	5,912
Mutual funds	15,518	525
	$469,378	$311,039

(a)	As of March 31, 2014, the maturity was April 2016 with an interest rate of 5.95%. As of December 31, 2013, the maturity was April 2016 with an interest rate of 5.95%.

(b)
As of March 31, 2014, maturities ranged from June 2014 to November 2014 and interest rates ranged between 4.00% to 10.00%. As of December 31, 2013, maturities ranged from May 2014 to October 2014 and interest rates ranged between 5.00% to 10.00% .

(c)
As of March 31, 2014, maturities ranged from September 2014 to February 2046 and interest rates ranged between 4.74% and 12.25%. As of December 31, 2013, maturities ranged from January 2014 to February 2046 and interest rates ranged between 3.38% and 11.75%.

Receivable on and Payable for derivative contracts, at fair value
The Company's direct involvement with derivative financial instruments includes futures, currency forwards, equity swaps, options and warrants and rights. Open equity positions in futures transactions are recorded as receivables from and payables to broker-dealers or clearing brokers, as applicable. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets.
On the date of issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (see Note 14), the Company recognized the embedded cash conversion option at $35.7 million which is included in payable for derivative contracts in the accompanying condensed consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. The Hedge Transaction is included in receivable on derivative contracts in the accompanying condensed consolidated statement of financial condition. On the date of issuance of the Convertible Notes, the Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. Aside from the initial premium paid, we will not be required to make any cash

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 28,048,786 shares of the Company's Class A common stock and have an initial exercise price of $7.18 per share. The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
Commodity Future	$53	$285
Cross Rate	10	22
Equity Swap	8	70
Options (a)	50,005	9,698
	$50,076	$10,075
(a) As of March 31, 2014 and December 31, 2013, the Company had 62,479 and 71,129 contracts held, respectively.

Payable for derivative contracts	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
Futures	$62	$275
Currency forwards	28	301
Equity and credit default swaps	735	525
Options (a)	49,207	6,573
	$50,032	$7,674
(a) As of March 31, 2014 and December 31, 2013, the Company had 27,745 and 38,221 contracts held, respectively.
The following tables present the gross and net derivative positions and the related offsetting amount, as of March 31, 2014 and December 31, 2013.

As of March 31, 2014
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Amounts not offset on the condensed consolidated balance sheet but eligible for offsetting upon counterparty default (b)	Net amounts
	(dollars in thousands)
Receivable on derivative contracts, at fair value	$50,076	$—	$50,076	$—	$—
Payable for derivative contracts, at fair value	50,032	—	50,032	—	—

As of December 31, 2013
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Amounts not offset on the condensed consolidated balance sheet but eligible for offsetting upon counterparty default (b)	Net amounts
	(dollars in thousands)
Receivable on derivative contracts, at fair value	$10,075	$—	$10,075	$10,075	$—
Payable for derivative contracts, at fair value	7,674	—	7,674	7,674	$—

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities for the three months ended March 31, 2014 and 2013, were $(1.8) million and $(5.2) million, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of March 31, 2014 and December 31, 2013, collateral consisting of $18.1 million and $10.0 million of cash, respectively, is included in receivable from brokers on the accompanying condensed consolidated statements of financial condition. As of March 31, 2014 and December 31, 2013 all derivative contracts were with multiple major financial institutions.
Other investments
As of March 31, 2014 and December 31, 2013, other investments consisted of the following:

	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$79,440	$71,051
(2) Real estate investments, at fair value	42,283	2,088
(3) Equity method investments	22,034	25,966
(4) Lehman claims, at fair value	390	378
	$144,147	$99,483

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of March 31, 2014 and December 31, 2013, included the following:

	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$10,784	$9,741
HealthCare Royalty Partners II (a)(*)	6,140	4,961
Orchard Square Partners Credit Fund LP (b)(*)	13,828	12,674
Starboard Value and Opportunity Fund LP (c)(*)	18,439	17,495
Formation 8 Partners Fund I (d)	6,083	2,788
RCG LV Park Lane LLC (e)	706	678
RCGL 12E13th LLC (f)	584	558
RCG Longview Debt Fund V, L.P. (f)	11,856	11,979
Other private investment (g)	7,785	7,772
Other affiliated funds (h)(*)	3,235	2,405
	$79,440	$71,051
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

(c)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon 90 days notice.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(d)
Formation 8 Partners Fund I is a private equity fund which invests in equity of early stage and growth transformational information and energy technology companies. Distributions will be made when the underlying investments are liquidated.

(e)
RCG LV Park Lane LLC  is a single purpose entity formed to participate in a joint venture which acquired, at a discount, the mortgage notes on a portfolio of multifamily real estate properties located in Birmingham, Alabama.  RCG LV Park Lane LLC is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(f)	RCGL 12E13th LLC and RCG Longview Debt Fund V, L.P. are real estate private equity structures and therefore distributions will be made when the underlying investments are liquidated.

(g)	Other private investment represents the Company's closed end investment in a portfolio fund that invests in a wireless broadband communication provider in Italy.

(h)	The majority of these funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Real estate investments, at fair value
Real estate investments as of March 31, 2014 and December 31, 2013 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $2.3 million and $2.1 million, respectively. Additionally, during March 2014, the Company invested $40 million (which approximates fair value at March 31, 2014) in two real estate mortgage loan participation agreements, with a related party, earning interest at LIBOR plus 6%, which include put/call options exercisable within 90 days.

(3)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments is the investment in (a) HealthCare Royalty Partners General Partners (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC representing a 9.5% stake in the exchange service provider for which the Company exercises significant influence over through representation on the CBOE Board of Directors, and (c) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of a deep value small cap hedge fund and related managed accounts.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$495	$1,533
RCG Longview Debt Fund V Partners, LLC	1,672	1,497
HealthCare Royalty GP, LLC	879	794
HealthCare Royalty GP II, LLC	1,040	840
HealthCare Royalty GP III, LLC	47	47
CBOE Stock Exchange, LLC	1,283	1,351
Starboard Value LP	10,019	14,263
RCG Longview Partners, LLC	2,692	1,839
RCG Urban American, LLC	346	316
RCG Urban American Management, LLC	274	238
RCG Longview Equity Management, LLC	106	292
Urban American Real Estate Fund II, LLC	2,047	1,785
RCG Kennedy House, LLC	483	502
Other	651	669
	$22,034	$25,966
As of March 31, 2014 and December 31, 2013, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $6.5 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations. In addition, the Company recorded no impairment charges in relation to its equity method investments for the three months ended March 31, 2014 and 2013, respectively.

(4)	Lehman Claims, at fair value
Lehman Brothers International (Europe) (“LBIE”), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the “Administration”) in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The assets which the Company believed were held at LBIE at the time of Administration (the “Total Net Equity Claim”) consisted of $1.0 million, which the Company believed would represent an unsecured claim against LBIE. On November 2, 2012, the Company executed a Claims Determination Deed with respect to this claim.  By entering into this deed, the Company and LBIE reached agreement on the amount of the Company's unsecured claim, which was agreed to be approximately $0.9 million.  As a result of entering into this deed, the Company is entitled to participate in dividends to unsecured creditors of LBIE. At the end of November 2012 the Company received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.2 million, at the end of June 2013 the Company received its second dividend in an amount equal to 43.3% of its agreed claim, or approximately $0.4 million, and at the end of November 2013 the Company received its third dividend in an amount equal to 23.7% of its agreed claim, or approximately $0.2 million. The total amounts received to date in respect of the Company’s unsecured claim against LBIE are approximately $0.9 million, representing 92.2% of its agreed claim. On February 28, 2014, LBIE announced that the fourth interim distribution would be paid on or around April 30, 2014. The dividend rate will be 7.8% of the agreed claim amount, or approximately $0.1 million, bringing the total cumulative distributions received to 100% of the agreed claim amount. LBIE also indicated that no further distributions will be possible until such time as matters concerning how the surplus remaining in the estate will be distributed are resolved. Accordingly, the Company does not know the timing with respect to future dividends to unsecured creditors or the ultimate value that will be

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

received, with respect to its claim. The claim described above does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 5b(2).
Given the fact that LBIE has made multiple distributions to unsecured creditors and the increased trading levels for unsecured claims of LBIE, the Company decided to record the estimated fair value of the Total Net Equity Claim at 132.5% and 131.5% as of March 31, 2014 and December 31, 2013, respectively, which represented management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the “Estimated Recoverable Lehman Claim”). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual recovery that may ultimately be received by the Company with respect to the pending LBIE claim is not known and could be different from the estimated value assigned by the Company. (See Note 5b(2)).
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of March 31, 2014 and December 31, 2013, securities sold, not yet purchased, at fair value consisted of the following:

	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
Common stocks	$139,290	$130,899
Corporate bonds (a)	57	55
	$139,347	$130,954

(a)	As of March 31, 2014 and December 31, 2013, the maturity was January 2026 with an interest rate of 5.55%.
Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company held no securities purchased under agreements to resell or securities sold under agreements to repurchase as of March 31, 2014. The following table represents the Company's securities sold under agreements to repurchase as of December 31, 2013:

As of December 31, 2013
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.75% due June 2015 to November 2015	$3,657
$3,657
The following tables present the gross and net repurchase agreements and the related offsetting amount, as of December 31, 2013.

As of December 31, 2013
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Amounts not offset on the condensed consolidated balance sheet but eligible for offsetting upon counterparty default (b)	Net amounts
	(dollars in thousands)
Securities sold under agreements to repurchase	$3,657	$—	$3,657	$3,657	$—

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
For all of the Company's holdings of repurchase agreements as of December 31, 2013, the repurchase dates were open and the agreement could be terminated by either party at any time. The agreements rolls over on a day-to-day basis.
Transactions involving the purchase or sale of securities under repurchase/resell agreements are carried at their contract value, which approximates fair value, and are accounted for as collateralized financings. In connection with these financings, as of December 31, 2013, the Company had pledged collateral of $4.6 million (consisting of corporate bonds), which is included in securities owned, at fair value in the accompanying condensed consolidated statements of financial condition.
Securities lending and borrowing transactions
As of March 31, 2014 and December 31, 2013, the Company has loaned to brokers and dealers, securities having a market value of $1.3 billion and $881.7 million, respectively.  In addition, the Company has borrowed from brokers and dealers, securities having a market value of $1.3 billion and $892.8 million as of March 31, 2014 and December 31, 2013, respectively.
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount, as of March 31, 2014 and December 31, 2013.

As of March 31, 2014
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Amounts not offset on the condensed consolidated balance sheet but eligible for offsetting upon counterparty default (b)	Net amounts
	(dollars in thousands)
Securities borrowed	$1,319,938	$—	$1,319,938	$1,319,938	$—
Securities loaned	1,310,903	—	1,310,903	1,310,903	—

As of December 31, 2013
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Amounts not offset on the condensed consolidated balance sheet but eligible for offsetting upon counterparty default (b)	Net amounts
	(dollars in thousands)
Securities borrowed	$927,773	$—	$927,773	$927,773	$—
Securities loaned	918,577	—	918,577	918,577	—

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.

Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $2.0 billion and $247.5 million as of March 31, 2014 and $1.7 billion and $242.5 million as of December 31, 2013, respectively. In addition, the maximum exposure relating to these variable interest entities as of March 31, 2014 was $180.6 million, and as of December 31, 2013 was $193.9 million, all of which is included in other investments, at fair value in the Company's condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds as of March 31, 2014 and December 31, 2013.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

b.	Consolidated Funds
Other investments, at fair value
As of March 31, 2014 and December 31, 2013 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
(1) Portfolio Funds	$175,614	$182,638
(2) Lehman claims	3,776	4,842
	$179,390	$187,480

(1)	Investments in Portfolio Funds, at fair value
As of March 31, 2014 and December 31, 2013, investments in Portfolio Funds, at fair value, included the following:

	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
Investments of Enterprise LP	$143,059	$155,530
Investments of Merger Fund	32,555	26,963
Investments of consolidated fund of funds	—	145
	$175,614	$182,638
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $143.1 million and $155.5 million in Enterprise Master as of March 31, 2014 and December 31, 2013, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $32.6 million and $27.0 million in Merger Master as of March 31, 2014 and December 31, 2013, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Investment of a consolidated fund of funds investment company
The investment of the consolidated fund of fund investment company was $0.1 million as of December 31, 2013, which was the remaining investment of Vintage Master FOF that was transferred to a third party during the three months ended March 31, 2014. Vintage Master FOF's investment objective was to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. The investment held at December 31, 2013 was a hedged equity strategy held in an externally managed portfolio fund. The hedged equity strategy focused on equity strategies with some directional market exposure. The strategy attempted to profit from market efficiencies and direction. There are no fund of fund investment companies consolidated as of March 31, 2014.

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. Included in this claim were assets with a value of $9.5 million at the time LBIE entered Administration that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. In December 2011, Enterprise Master received an aggregate of approximately $2.4 million relating to securities, interest and dividends earned with respect to securities held by LBIE on behalf of Enterprise Master and its affiliated funds. A distribution of $2.9 million occurred in February of 2012. On November 2, 2012, Enterprise Master executed a Claims Determination Deed with respect to the unsecured portion of its direct claim against LBIE.  By entering into this deed, Enterprise Master and LBIE reached agreement on the amount of Enterprise Master's unsecured claim, which was agreed to be approximately $1.3 million.  As a result of entering into this deed, Enterprise Master was entitled to participate in dividends to unsecured creditors of LBIE and at the end of November 2012 Enterprise Master received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.3 million. In February 2013, Enterprise Master sold its unsecured claim, including the amount received in connection with the first dividend, for $1.3 million, or par. Enterprise Master distributed the proceeds of the sale to the Company in March 2013. Of the original remaining net equity claim, $10.6 million represented claims to trust assets that the Company believes were held by LBIE through Lehman Brothers, Inc. (“LBI”). LBIE made a corresponding claim for these assets and other trust assets held at LBI by LBIE on behalf of other prime brokerage clients pursuant to an omnibus customer claim (the “LBIE Omnibus Customer Claim”). LBIE was only going to be able to return trust assets held at LBI to Enterprise Master once LBIE received a distribution from LBI in respect of the LBIE Omnibus Customer Claim. In February 2013, LBIE, Lehman Brothers Holdings, Inc. and LBI announced that they entered into two separate agreements settling all intercompany claims between LBI on the one part, and LBHI and LBIE on the other part. The settlement agreements were subject to the approval by the U.S. Bankruptcy Judge in the LBI Securities Investor Protection Act (SIPA) proceeding and, in the case of the agreement between LBI and LBIE, an order of the English High Court. The U.S. Banking Judge approved the settlement agreement in April 2013 and the English High Court issued an order approving the settlement in May 2013. The settlements allowed the trustee appointed under SIPA (the “SIPA Trustee”) to proceed with plans to allocate and distribute sufficient cash and securities to LBI's customer claimants, including LBIE with respect to the LBIE Omnibus Customer Claim, to enable the SIPA Trustee to satisfy valid customer claims in full. In March 2013, LBIE made a consensual proposal to the clients holding trust assets pursuant to the LBIE Omnibus Customer Claim to facilitate the return of the amounts recovered from LBI with respect to the LBIE Omnibus Customer Claim. Under the consensual proposal, LBIE indicated that it intended to liquidate any securities received from LBI with respect to the LBIE Omnibus Customer Claim and then allocate the value received from LBI among all of the LBIE clients who had trust assets held at LBI under the LBIE Omnibus Customer Claim. In allocating the amounts received from LBI, LBIE indicated that it intended to allow clients to determine their entitlements on a portfolio basis based on the higher of (i) the market value of the portfolio as of September 19, 2008 or (ii) the market value of the portfolio together with accrued income thereon as of November 30, 2012 (the “Best Claim”). LBIE's purpose in seeking a consensual arrangement with its clients relating to the liquidation and allocation described above was to ensure that a distribution could be made without having to seek UK court direction on these issues, which would otherwise have substantially delayed any distribution. On April 2, 2013, LBIE announced that the consensual proposal had been accepted by a sufficient number of clients to satisfy the acceptance threshold and would therefore become effective. The settlement agreement between LBI and LBIE also became effective and LBIE announced in June 2013 that it had recovered the majority of the cash and securities from LBI and that it had liquidated approximately 90% of the aggregate value of securities received or to be received from LBI and that it intended to make its first distribution to trust asset claimants at the end of September 2013. On September 26, 2013, LBIE announced that it had made a first interim distribution to trust claimants of 100% of the claimant's Best Claim amount. As previously announced by LBIE, LBIE has requested guidance from the US Internal Revenue Service ("IRS") with regard to the character and source of the settlement payments. In order to balance LBIE's objective of making a significant distribution to claimants with the requirement to pay the appropriate US

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

withholding tax in respect of distributions, as an interim solution LBIE deposited 30% of the gross distribution to claimants with the IRS as a reserve, except with respect to claimants who provided LBIE with a validly executed Form W-9. Once the appropriate US withholding tax treatment of the distributions is finally determined by the IRS, LBIE expects to be in a position to promptly receive back funds and release any excess reserves back to the appropriate claimants. On April 25, 2015, LBIE disclosed that it intends to make a distribution to trust claimants with June 12, 2014 as the proposed distribution date. The proposed distribution would be to release excess reserves back to the appropriate claimants. The amount to be released has not yet been publicly disclosed. The amount of the distribution received by Enterprise Master on September 26, 2013 was $14.9 million, with $1 million reserved by LBIE in respect of the withholding described above. On January 30, 2014, LBIE made a second distribution to trust claimants of 6% of the claimant’s Best Claim amount. LBIE has also requested guidance from the IRS with respect to the character and source of this settlement payment and as an interim solution the withholding agent has reserved 30% of the distribution amount paid, except with respect to claimants who provided LBIE with a validly executed Form W-9. As of March 31, 2014, after giving effect to the receipt of the distribution described above, the Company is valuing Enterprise Master's remaining trust asset claim at 101.5% of its Best Claim, or $0.2 million. After giving effect to all of these distributions, the remaining Net Equity Claim for Enterprise Master held directly and through its ownership interest in affiliated funds was $5.8 million as of March 31, 2014. Of the $5.8 million current valuation of Enterprise Master's claim, $3.8 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration.
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
The remaining components of the LBIE claims included within the $5.8 million value as of March 31, 2014 consist of several components valued as follows: (a) the trust assets that the Company was informed were within the control of LBIE and were expected to be returned in the relatively near term were valued at market less a 1% discount that corresponds to the fee to be charged under the Claim Resolution Agreement (“CRA”) and (b) the foreign denominated trust assets that are not within the control of LBIE (which the Company does not believe are held through LBI), were valued at $4.4 million, which represents the market value of those assets less a 1% discount that corresponds to the fee charged under the CRA, which represented the Company's estimate of potential recovery rates. The estimated final recoverable amount by Enterprise Master may differ from the actual recoverable amount of the pending LBIE and LBI claims, and the differences may be significant.
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
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of March 31, 2014 and December 31, 2013, the Company assessed whether or not its Consolidated Funds had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of March 31, 2014 or December 31, 2013.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded.The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of March 31, 2014 and December 31, 2013:
Securities owned by Enterprise Master, at fair value

	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
Bank debt	$5	$5
Common stock	2,527	2,677
Preferred stock	973	973
Private equity	409	406
Restricted stock	124	124
Rights	2,531	2,528
Trade claims	128	128
	$6,697	$6,841
Derivative contracts, at fair value, owned by Enterprise Master, net

	As of March 31, 2014	As of December 31, 2013
Description	(dollars in thousands)
Currency forwards	$6	$(21)
	$6	$(21)
Portfolio Funds, owned by Enterprise Master, at fair value

		As of March 31, 2014	As of December 31, 2013
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$8,949	$8,470
RCG Longview II, LP*	Real Estate	825	800
RCG Longview Debt Fund IV, LP*	Real Estate	15,308	17,641
RCG Longview, LP*	Real Estate	467	319
RCG Soundview, LLC*	Real Estate	442	442
RCG Urban American Real Estate Fund, L.P.*	Real Estate	2,003	1,812
RCG International Sarl*	Multi-Strategy	1,693	1,795
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	82,692	82,119
RCG Endeavour, LLC*	Multi-Strategy	5	6
RCG Energy, LLC *	Energy	2,866	2,842
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	13,254	12,952
Real Estate Investments	Real Estate	16,947	15,024
		$145,452	$144,223

*	Affiliates of the Company.
Merger Master
Securities owned by Merger Master, at fair value

	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
Common stocks	$63,734	$33,901
Corporate bond (a)	11,328	14,444
Options	434	200
	$75,496	$48,545

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(a)
As of March 31, 2014, maturities ranged from April 2016 to June 2019 and interest rates ranged between 8.50% and 10.88%. As of December 31, 2013, maturities ranged from April 2016 to October 2020 and interest rates ranged between 7.00% and 10.88%.

Securities sold, not yet purchased, by Merger Master, at fair value
As of March 31, 2014 and December 31, 2013, Merger Master held common stock, sold not yet purchased, of $32.5 million and $19.5 million, respectively.
Derivative contracts, at fair value, owned by Merger Master, net

	As of March 31, 2014	As of December 31, 2013
Description	(dollars in thousands)
Currency forwards	$(4)	$(10)
Options	(155)	(54)
Cross rate	(84)	(92)
	$(243)	$(156)
6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2014 and December 31, 2013:
Operating Entities

	Assets at Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$9	$—	$—	$9
Preferred stock	—	—	324	324
Common stocks	258,824	2,242	9,283	270,349
Convertible bonds	—	9,614	1,950	11,564
Corporate bonds	—	167,349	—	167,349
Warrants and rights	997	—	3,268	4,265
Mutual funds	15,518	—	—	15,518
Receivable on derivative contracts, at fair value
Futures	53	—	—	53
Currency forwards	—	10	—	10
Equity swaps	—	8	—	8
Options	7,149	—	42,856	50,005
Other investments
Portfolio Funds	—	20,857	58,583	79,440
Real estate investments	—	—	42,283	42,283
Lehman claim	—	—	390	390
	$282,550	$200,080	$158,937	$641,567

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$139,290	$—	$—	$139,290
Corporate bonds	—	57	—	57
Payable for derivative contracts, at fair value
Futures	62	—	—	62
Currency forwards	—	28	—	28
Equity and credit default swaps	—	735	—	735
Options	6,351	—	42,856	49,207
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (a)	$—	$—	$6,861	$6,861
	$145,703	$820	$49,717	$196,240
(a) In accordance with the terms of purchase agreements from acquisitions that closed during 2012, the Company is required to pay to certain sellers a portion of future net profits of the acquired businesses, if certain revenue targets are achieved over the period through October 2016. The Company estimated the contingent consideration using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts can range from $3.5 million to $13.0 million.

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$9	$—	$—	$9
Preferred stock	—	—	324	324
Common stocks	171,277	2,103	3,559	176,939
Convertible bonds	—	4,008	1,950	5,958
Corporate bonds	—	121,372	—	121,372
Warrants and rights	107	—	5,805	5,912
Mutual funds	525	—	—	525
Receivable on derivative contracts, at fair value
Futures	285	—	—	285
Currency forwards	—	22	—	22
Equity swaps	—	70	—	70
Options	9,698	—	—	9,698
Other investments
Portfolio Funds	—	19,402	51,649	71,051
Real estate investments	—	—	2,088	2,088
Lehman claim	—	—	378	378
	$181,901	$146,977	$65,753	$394,631

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$130,899	$—	$—	$130,899
Corporate bonds	—	55	—	55
Payable for derivative contracts, at fair value
Futures	275	—	—	275
Currency forwards	—	301	—	301
Equity swaps	—	525	—	525
Options	6,573	—	—	6,573
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability	—	—	6,937	6,937
	$137,747	$881	$6,937	$145,565
Consolidated Funds' investments

	Assets at Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	$—	$32,555	$143,059	$175,614
Lehman claims	—	—	3,776	3,776
	$—	$32,555	$146,835	$179,390

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	—	26,964	155,674	182,638
Lehman claims	—	—	4,842	4,842
	$—	$26,964	$160,516	$187,480
The following table includes a rollforward of the amounts for the three months ended March 31, 2014 and 2013, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2014
	Balance at December 31, 2013	Transfers in		Transfers out	Purchases/(covers)	(Sales)/shorts	Realized gains (losses)	Unrealized gains or losses	Balance at March 31, 2014
	(dollars in thousands)
Operating Entities
Preferred stock	$324	$—		$—	$—	$—	$—	$—	$324
Common stocks	3,559	—		—	—	—	—	5,724	9,283
Convertible bonds	1,950	—		—	—	—	—	—	1,950
Options, asset	—	—		—	35,710	—	—	7,146	42,856
Options, liability	—	—		—	35,710	—	—	7,146	42,856
Warrants and Rights, asset	5,805	—	—	—	—	(1,328)	—	(1,209)	3,268
Portfolio Funds	51,649	—		—	4,385	(1,242)	180	3,611	58,583
Real estate	2,088	—		—	40,000	(27)	—	222	42,283
Lehman claim	378	—		—	—	—	—	12	390
Contingent consideration liability	6,937	—		—	(76)	—	—	—	6,861
Consolidated Funds
Portfolio Funds	155,674	—		—	—	(15,944)	—	3,329	143,059
Lehman claim	4,842	—		—	—	(980)	—	(86)	3,776

	Three Months Ended March 31, 2013
	Balance at December 31, 2012	Transfers in		Transfers out	Purchases/(covers)	(Sales)/shorts	Realized gains (losses)	Unrealized gains or losses	Balance at March 31, 2013
	(dollars in thousands)
Operating Entities
Preferred stock	$2,332	$—		$—	$—	$—	$—	$—	$2,332
Common stocks	2,549	—		—	—	(265)	260	(266)	2,278
Corporate Bond	515	—		—	2,735	(3,346)	(914)	1,010	—
Warrants and Rights, asset	1,713	290	(a)	—	166	(110)	—	1,184	3,243
Warrants and Rights, liability	3	—		—	—	—	—	—	3
Portfolio Funds	25,670	—		—	3,590	(3,876)	8	167	25,559
Real estate	1,864	—		—	—	—	—	11	1,875
Lehman claim	706	—		—	—	—	—	(46)	660
Contingent consideration liability	8,116	—		—	—	—	—	—	8,116
Consolidated Funds
Portfolio Funds	182,920	—		—	—	(7,031)	222	2,246	178,357
Lehman claim	14,124	—		—	—	(1,449)	1,360	1,105	15,140
(a) The security was acquired through an acquisition (See Note 2).
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
During the three months ended March 31, 2014 and 2013, there were no transfers between level 1 and level 2 assets and liabilities.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table includes quantitative information as of March 31, 2014 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2014	Valuation techniques	Unobservable Inputs	Range

Level 3 Assets
Common and preferred stocks	$9,198	Discounted cash flows, market multiples, recent transactions, bid levels, and comparable transactions	Market multiples	2x to 3x
Warrants and rights, net	3,268	Model based	Volatility	20% to 100% (weighted average 36%)
Options	42,856	Option pricing models, credit valuation adjustment, debt valuation adjustment	Volatility Credit spreads	30% to 45% 600bps - 750 bps
Other level 3 assets (a)	250,450
Total level 3 assets	305,772
Level 3 Liabilities
Options	42,856	Option pricing models, credit valuation adjustment, debt valuation adjustment	Volatility Credit spreads	30% to 45% 600bps - 750 bps
Contingent consideration	6,861	Discounted cash flows	Projected cash flow and discount rate	0% to 9%
Total level 3 liabilities	$49,717

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of March 31, 2014 and December 31, 2013, receivable from brokers was $56.9 million and $67.0 million, respectively. Payable to brokers was $151.1 million and $75.4 million as of March 31, 2014 and December 31, 2013, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.
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
No impairment charges for goodwill were recognized during the three months ended March 31, 2014 and 2013, respectively.
9. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$10,840	$12,009
Consolidated funds	74,608	73,805
	$85,448	$85,814

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$3,439	$1,795
Consolidated funds	748	1,700
	$4,187	$3,495

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock plus any approved additional shares in accordance with the Equity Plans. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after 5 years from grant date. As of March 31, 2014, there were approximately 1.6 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $29.0 million of deferred cash awards to its employees in the first quarter of 2014. These awards vest over a period of five years and accrue interest between 0.70% to 0.75% per year. As of March 31, 2014, the Company had unrecognized compensation expense related to deferred cash awards of $49.8 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $4.8 million, for the three months ended March 31, 2014 and 2013, respectively. The income tax effect recognized for the Equity Plans was a benefit of $1.0 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively; however, these benefits were offset by a valuation allowance.
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
The following table summarizes the Company's stock option activity for the three months ended March 31, 2014:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2013	300,006	$7.19	2.40	$—
Options granted	—	—	—	—
Options acquired	—	—	—	—
Options expired	—	—	—	—
Balance outstanding at March 31, 2014	300,006	$7.19	2.16	$—
Options exercisable at March 31, 2014	300,006	$7.19	2.16	$—

(1)	Based on the Company's closing stock price of $4.41 on March 31, 2014 and $3.91 on December 31, 2013.
As of March 31, 2014, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company's SAR's for the three months ended March 31, 2014:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2013	400,000	$2.90	4.21	$608
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at March 31, 2014	400,000	2.90	3.96	$864
SAR's exercisable at March 31, 2014	—	$—	—

(1)	Based on the Company's closing stock price of $4.41 on March 31, 2014 and $3.91 on December 31, 2013.
As of March 31, 2014 and December 31, 2013, the unrecognized compensation expense related to the Company's grant of SAR's was $0.3 million , respectively.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the three months ended March 31, 2014:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2013	13,551,544	$3.37
Granted (1)	7,694,398	3.78
Vested	(1,652,652)	2.84
Canceled	—	—
Forfeited	(57,251)	3.21
Balance outstanding at March 31, 2014	19,536,039	$3.58
(1) On January 16, 2014, the Company awarded 1,220,750 performance linked restricted stock units to employees of the Company. The awards will vest on June 10, 2019 and will be earned only to the extent that the Company attains specified performance goals relating its volume-weighted average share price and the aggregate net income for the years from 2014 to 2018. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 100% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of March 31, 2014, there was $51.2 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.03 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were no restricted stock units awarded during the three months ended March 31, 2014. Vested awards of 102,400 were delivered during the three months ended March 31, 2014. As of March 31, 2014 there were 380,122 restricted stock units outstanding.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Defined Benefit Plan
The amounts contained in the following table relate to the Company's defined benefit plan for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—
Interest cost	33	51
Expected return on plan assets	(66)	(63)
Amortization of (loss) / gain	—	—
Amortization of prior service cost	—	5
Effect of curtailment	—	—
Effect of special termination benefits	—	—
Effect of settlement	—	—
Net periodic benefit cost	$(33)	$(7)
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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company’s effective income tax rate was (0.56)% and 16.07% for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the unusual or infrequent items whose tax impacts were recorded discretely primarily related to the amortization of Convertible Notes and the tax provisions of the Company’s foreign subsidiaries.
For the three months ended March 31, 2014 and 2013, the effective tax rate differs from the statutory rate of 35% primarily due to a change in the Company's valuation allowance, stock compensation and other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2014, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
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
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.5 million and $2.3 million as of March 31, 2014 and March 31, 2013, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.2 million and $0.3 million, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. Commitments and Contingencies
Lease Obligations
The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $4.2 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2014	$2,181	$9,036	$13,848
2015	2,603	7,667	17,789
2016	2,284	3,367	14,698
2017	2,198	2,714	11,587
2018	2,198	2,609	11,296
Thereafter	813	22	41,601
	$12,277	$25,415	$110,819

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 14 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.3 million and $0.3 million for the three months ended March 31, 2014 and 2013.

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The actual clawback liability, however, does not become realized until the end of the fund's life. The fund is currently in winding-down mode and as of both March 31, 2014 and December 31, 2013, the clawback obligations were both $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of March 31, 2014, the Company had unfunded commitments of $13.8 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $42.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through March 31, 2014, the Company has funded $31.7 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time dependent on the performance of the fund, and, as of March 31, 2014, has funded $0.6 million towards this commitment. As of March 31, 2014, the Company has an unfunded commitment to Formation 8 Partners Fund I LP of $5.0 million. The remaining capital commitment is expected to be called over a four year period.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
There have been no developments with respect to the Company’s legal proceedings that occurred during the three months ended March 31, 2014.
14. Convertible Debt and Short Term Borrowings
As of March 31, 2014 and December 31, 2013, the Company's outstanding debt was as follows:

	As of March 31, 2014	As of December 31, 2013
	(dollars in thousands)
Convertible debt	$114,101	$—
Note payable	1,428	41
Capital lease obligations	4,956	2,523
	$120,485	$2,564
Convertible Debt
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes ("Convertible Notes"). The Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the Convertible Notes is payable semi-annually on March 15 and September 15 of each year. The Convertible Notes are senior unsecured obligations and rank senior in right of payments to other obligations. The Convertible Notes may be converted into cash, upon the occurance of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The Convertible Notes were issued with an initial conversion price of $5.33 per share.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company accrued interest expense of $0.2 million for the three months ended March 31, 2014. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount for the three months ended March 31, 2014, included within interest expense in the accompanying condensed consolidated statements of operations, was $0.3 million based on an effective interest rate of 8.89%. The Convertible Notes are classified as Level 2 valuations. As of March 31, 2014 the estimated fair value of the Convertible Notes, which includes the conversion option, was $160.9 million, which is based on the last quoted price of the Convertible Notes on March 31, 2014. The carrying amount of the debt as of March 31, 2014 was $114.1 million net of the unamortized discount of $35.4 million. The Company capitalized the debt issuance costs in the amount of $3.6 million, which is included in other assets in the accompanying condensed consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of March 31, 2014, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note hedge and warrant transaction which increases the effective conversion price to $7.18 (See Note 5), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds will be used for general corporate purposes.
Note Payable
During January 2014, the Company borrowed $2.0 million to fund insurance premium payments. This note bears interest at 1.55% and is due on December 1, 2014, with monthly payment requirements of $0.2 million. As of March 31, 2014, the outstanding balance on this note payable was $1.4 million. Interest expense for the three months ended March 31, 2014 was insignificant.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amount to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of March 31, 2014, the remaining balance on these capital leases was $5.0 million. Interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.
Annual scheduled maturities of debt and minimum payments for debt outstanding as of March 31, 2014, is as follows:

	Convertible Debt	Notes payable	Capital Lease Obligation
	(dollars in thousands)
2014	$2,284	$1,448	$1,236
2015	4,411	—	1,343
2016	4,411	—	1,025
2017	4,411	—	938
2018	4,411	—	938
Thereafter	151,688	—	79
Subtotal	171,616	1,448	5,559
Less: Amount representing interest (a)	(57,515)	(20)	(603)
Total	$114,101	$1,428	$4,956

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Letters of Credit
As of March 31, 2014, the Company has the following six irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 2014
Boston	$382	March 2015
New York	$1,191	September 2014
New York	$6,746	December 2014
New York	$1,000	February 2015
New York	$1,861	June 2014
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2014 and December 31, 2013, there were no amounts due related to these letters of credit.
15. Treasury stock
Treasury stock of $53.4 million as of March 31, 2014, compared to $48.1 million as of December 31, 2013, resulted from $1.9 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions and $3.4 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the three months ended March 31, 2014:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2013	15,873,549	$48,084	$3.03
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	452,809	1,920	4.24
Purchase of treasury stock	810,072	3,411	4.21
Balance outstanding at March 31, 2014	17,136,430	$53,415	$3.12
16. Accumulated other comprehensive income (loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments and net gain (loss) and amortization of prior service costs related to the Company's defined benefit plans.

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2013	248	344	592
Net change	37	(92)	(55)
Balance at March 31, 2014	$285	$252	$537

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2012	$258	$98	$356
Net change	(4)	(17)	(21)
Balance at March 31, 2013	$254	$81	$335
(a) During the periods presented, the Company did not have material reclassifications out of other comprehensive income.
17. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income attributable to the Company's stockholders by the weighted average number of common shares outstanding for the period. As of March 31, 2014, there were 115,352,546 shares outstanding. The Company has included 380,122 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units, unexercised stock options, warrants and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options and warrants were not included in the computation of diluted net income (loss) per common share for the three months ended March 31, 2014 and 2013, respectively, as their inclusion would have been anti-dilutive.
The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$14,027	$919
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	4,187	3,495
Net income (loss) attributable to Cowen Group, Inc. stockholders	9,840	(2,576)

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	115,680	113,798
Warrants	—	—
Stock options	—	—
Stock appreciation rights	54	—
Restricted stock	7,164	—
Weighted average shares used in diluted computation	122,898	113,798
Earnings (loss) per share:
Basic	$0.09	$(0.02)
Diluted	$0.08	$(0.02)
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds and (ii) excludes certain other acquisition-related and/or reorganization expenses (See Note 2). In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The following tables set forth operating results for the Company's alternative investment and broker dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

	Three Months Ended March 31, 2014
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$49,562	$49,562	$—	$—		$49,562
Brokerage	—	34,349	34,349	—	(1,519)	(e)	32,830
Management fees	14,089	—	14,089	(234)	(4,931)	(a)	8,924
Incentive income	4,726	—	4,726	—	(2,228)	(a)	2,498
Investment Income	8,328	(156)	8,172	—	(8,172)	(c)	—
Interest and dividends	—	—	—	—	9,252	(c)	9,252
Reimbursement from affiliates	—	—	—	(80)	1,980	(b)	1,900
Other revenue	(43)	(102)	(145)	—	700	(c)	555
Consolidated Funds revenues	—	—	—	1,156	—		1,156
Total revenues	27,100	83,653	110,753	842	(4,918)		106,677
Expenses
Employee compensation and benefits	13,387	53,570	66,957	—	604		67,561
Non-compensation expenses—Fixed	8,894	13,921	22,815	—	(22,815)	(c)(d)	—
Non-compensation expenses—Variable	749	8,688	9,437	—	(9,437)	(c)(d)	—
Non-compensation expenses	—	—	—	—	31,093	(c)(d)	31,093
Interest and dividends	609	34	643	—	6,429	(c)	7,072
Reimbursement from affiliates	(1,726)	—	(1,726)	—	1,726	(b)	—
Consolidated Funds expenses	—	—	—	302	—		302
Total expenses	21,913	76,213	98,126	302	7,600		106,028
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	11,354	(c)	11,354
Consolidated Funds net gains (losses)	—	—	—	207	1,896		2,103
Total other income (loss)	—	—	—	207	13,250		13,457
Income (loss) before income taxes and non-controlling interests	5,187	7,440	12,627	747	732		14,106
Income taxes expense / (benefit)	—	—	—	—	79	(b)	79
Economic Income (Loss) / Net income (loss) before non-controlling interests	5,187	7,440	12,627	747	653		14,027
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(2,625)	—	(2,625)	(747)	(815)		(4,187)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$2,562	$7,440	$10,002	$—	$(162)		$9,840
(1) For the three months ended March 31, 2014, the Company has reflected a minimal amount of investment income and related compensation expense within the broker-dealer segment.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2013
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$17,166	$17,166	$—	$—		$17,166
Brokerage	—	28,017	28,017	—	(1,417)	(e)	26,600
Management fees	14,144	—	14,144	(311)	(4,340)	(a)	9,493
Incentive income	5,126	—	5,126	—	(2,515)	(a)	2,611
Investment Income	8,304	2,568	10,872	—	(10,872)	(c)	—
Interest and dividends	—	—	—	—	9,321	(c)	9,321
Reimbursement from affiliates	—	—	—	65	1,420	(b)	1,485
Other revenue	113	(553)	(440)	—	918	(c)	478
Consolidated Funds revenues	—	—	—	87	—		87
Total revenues	27,687	47,198	74,885	(159)	(7,485)		67,241
Expenses
Employee compensation and benefits	13,638	30,608	44,246	—	(23)		44,223
Non-compensation expenses—Fixed	9,138	13,265	22,403	—	(22,403)	(c)(d)	—
Non-compensation expenses—Variable	1,006	7,720	8,726	—	(8,726)	(c)(d)	—
Non-compensation expenses	—	—	—	—	32,037	(c)(d)	32,037
Interest and dividends	81	43	124	—	6,294	(c)	6,418
Reimbursement from affiliates	(1,420)	—	(1,420)	—	1,420	(b)	—
Consolidated Funds expenses	—	—	—	434	—		434
Total expenses	22,443	51,636	74,079	434	8,599		83,112
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	11,807	(c)	11,807
Consolidated Funds net gains (losses)	—	—	—	2,293	2,866		5,159
Total other income (loss)	—	—	—	2,293	14,673		16,966
Income (loss) before income taxes and non-controlling interests	5,244	(4,438)	806	1,700	(1,411)		1,095
Income taxes expense / (benefit)	—	—	—	—	176	(b)	176
Economic Income (Loss) / Net income (loss) before non-controlling interests	5,244	(4,438)	806	1,700	(1,587)		919
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(2,075)	—	(2,075)	(1,700)	280		(3,495)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$3,169	$(4,438)	$(1,269)	$—	$(1,307)		$(2,576)

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
For the three months ended March 31, 2014 and 2013, there was no one fund or other customer which represented more than 10% of the Company's total revenues.
19. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution (formerly known as Cowen Capital LLC), ATM USA, and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method, ATM Execution, ATM USA and Cowen Equity Finance are each required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2014, Cowen and Company had total net capital of approximately $47.1 million, which was approximately $46.1 million in excess of its minimum net capital requirement of $1.0 million. As of March 31, 2014, ATM Execution had total net capital of approximately $3.3 million, which was approximately $3.0 million in excess of its minimum net capital requirement of $250,000. As of March 31, 2014, ATM USA had total net capital of approximately $0.9 million, which was approximately $0.6 million in excess of its minimum net capital requirement of $250,000. As of March 31, 2014, Cowen Equity Finance had total net capital of approximately $10.7 million which was approximately $10.4 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of March 31, 2014, Ramius UK's Financial Resources of $0.37 million exceeded its minimum requirement of $0.12 million by $0.25 million. As of March 31, 2014, CIL's Financial Resources of $4.4 million exceeded its minimum requirement of $2.2 million by $2.2 million.
Cowen and Company (Asia) Limited (“CCAL”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of March 31, 2014, CCAL's Financial Resources of $0.9 million exceeded the minimum requirement of $0.4 million by $0.5 million.
20. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products, HealthCare Royalty Management, LLC, and the HealthCare Royalty Partners funds, and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. Fees receivable primarily represents the management fees and incentive income owed to the Company from these related funds and certain affiliated managed accounts. As of March 31, 2014 and December 31, 2013, $15.1 million and $18.9 million, respectively, included in fees receivable are earned from related parties.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended March 31, 2014 and 2013, the Company reimbursed the funds it manages $0.5 million and $0.5 million, respectively, which were recorded net in management fees and incentive income in the accompanying condensed consolidated statements of operations. As of March 31, 2014 and December 31, 2013, related amounts still payable were $1.4 million and $1.7 million, respectively, and were reflected in fees payable in the accompanying condensed consolidated statements of financial condition.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the condensed consolidated statements of financial condition. As of March 31, 2014 and December 31, 2013, loans to employees of $10.6 million and $6.0 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. Of these amounts $7.8 million and $3.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.8 million and $0.4 million, for the three months ended March 31, 2014 and 2013, respectively. This expense is included in employee compensation and benefits in the condensed consolidated statement of operations. For the three months ended March 31, 2014, and 2013, the interest income was insignificant for all loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 5), whereby the Company can loan up to $3.0 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly) with a maturity of March 30, 2014. As of March 31, 2014, the loan was fully repaid. As of December 31, 2013, $1.5 million is included in due from related parties in the accompanying consolidated statement of financial condition. For the three months ended March 31, 2014, and 2013, interest charged for this loan was insignificant.
Included in due to related parties is approximately $0.4 million and $0.4 million as of March 31, 2014 and December 31, 2013, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
During March 2014, the Company entered into real estate loan participation agreements amounting to $40 million with a related party (See Note 5).
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
In conjunction with the acquisition of Cowen Securities (See Note 2) the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third-party bank prior to the acquisition that closed in March 2013. The value of these loans at March 31, 2014 was $2.5 million.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of March 31, 2014 and December 31, 2013. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
22. Subsequent Events
The Company has evaluated events through May 8, 2014 which is the date the condensed consolidated financial statements were available to be issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        This discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled “Risk Factors” in Item 1A of our 2013 Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Group, Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
Overview
Cowen Group, Inc. (the "Company") is a diversified financial services firm and, together with its consolidated subsidiaries, provides alternative investment management, investment banking, research, market-making and sales and trading services through its two business segments: alternative investment and broker-dealer. The alternative investment segment offers investors access to strategies to meet their specific needs including small-cap activism, healthcare royalties, customized solutions, event driven equity, real estate, long/short credit and managed futures and is offered primarily under the Ramius name. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including small-cap activism, healthcare royalties, customized solutions, event driven equity, real estate, long/short credit and managed futures. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $10.6 billion of assets under management as of April 1, 2014.
Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in our target sectors ("Target Sectors") which include healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), clean technology, energy, metals and mining, transportation, chemicals and agriculture. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our Target Sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.
Certain Factors Impacting Our Business
Our alternative investment business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A (“UniCredit S.p.A”), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a modification agreement, to extend the time period pursuant to which the Company was required to return the bulk of its assets in our funds by the end of 2010. The Company returned a significant portion of the assets during 2010 and as of March 31, 2014, including redemptions effective on April 1, 2014, we have returned approximately $639 million to affiliates of UniCredit S.p.A with a remaining investment balance of approximately $109 million invested in our investment vehicles, including a fund of funds managed account.

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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of March 31, 2014, we had investments of approximately $93.9 million, $198.3 million, $15.0 million, and $58.3 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP (“COIL”), Ramius Optimum Investments LLC ("ROIL"), and other investments, respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and ROIL are wholly owned entities managed by Ramius which the Company uses solely for the firm's invested capital.

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
Recent Developments
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes ("Convertible Notes"). The Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the Convertible Notes is payable semi-annually on March 15 and September 15 of each year.
The Convertible Notes are senior unsecured obligations and rank senior in right of payments to other obligations. The Convertible Notes may be converted into cash, upon the occurance of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The Convertible Notes were issued with an initial conversion price of $5.33 per share.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note hedge and warrant transaction which increases the effective conversion price to $7.18, and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds will be used for general corporate purposes.
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

•
Mutual Funds. Management fees for the Company’s mutual funds (Ramius Trading Strategies Managed Futures Fund, Ramius Event Driven Equity Fund, Ramius Hedged Alpha Fund (formerly known as Ramius Dynamic Replication Fund) and Ramius Strategic Volatility Fund) are generally charged at an annual rate of up to 1.60% of assets under management (subject to an overall expense cap of up to 2.1%).

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

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 1%. Management and platform fees are generally calculated monthly based on each account's notional trading level at the end of each month.

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

•
Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions such as private placements of loans and debt and equity securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. The Company records sales agent commissions on a trade date basis. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. Deferred tax liabilities that cannot be realized in a similar future time period and thus that cannot offset the Company’s deferred tax assets are not taken into account when calculating the Company’s net deferred tax assets. As of March 31, 2014, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
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
As of April 1, 2014, the Company had assets under management of $10.6 billion, a 12.1% increase as compared to assets under management of $9.4 billion as of January 1, 2014. The $1.1 billion increase in assets under management during the three months ended 2014 primarily resulted from $0.3 billion in our alternative solutions product, $0.1 billion related to our healthcare royalty products and $0.6 billion related to our hedge fund products.
The following table is a breakout of total assets under management by platform as of April 1, 2014 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (j)	Alternative Solutions (a) (c) (k)	Ramius Trading Strategies (d) (l)	Real Estate (a) (m)	Healthcare Royalty Partners (e) (f) (n)	Other (g) (o)	Total
	(dollars in millions)
January 1, 2012	$1,917	$2,750	$262	$1,628	$1,473	$2,235	$10,265
Subscriptions	392	1,407	—	—	—	3,163	4,962
Redemptions	(333)	(1,777)	(111)	(95)	—	(5,293)	(7,609)
Performance (h)	373	85	(5)	—	—	—	453
Net Return (i)	19.46%	3.09%	(1.91)%	—%	—%	—%	4.41%
January 1, 2013	2,349	2,465	146	1,533	1,473	105	8,071
Subscriptions	819	1,450	—	222	50	—	2,541
Redemptions	(368)	(792)	(53)	(116)	—	(38)	(1,367)
Performance (h)	368	(187)	1	—	—	—	182
Net Return (i)	15.67%	(7.59)%	0.68%	—%	—%	—%	2.25%
January 1, 2014	3,168	2,936	94	1,639	1,523	67	9,427
Subscriptions	616	393	—	—	107	—	1,116
Redemptions	(72)	(61)	(4)	—	—	(6)	(143)
Performance (h)	53	113	(2)	—	—	—	164
Net Return (i)	1.67%	3.85%	(2.13)%	—%	—%	—%	1.74%
April 1, 2014	$3,765	$3,381	$88	$1,639	$1,630	$61	$10,564

(a)
The Company owns between 30% and 55% of the general partners or managing members of the real estate business, the activist business, the long/short credit business (as of July 2013) (the single strategy hedge funds) and the alternative solutions business (as of September 2013).

(b)
These amounts include the Ramius Event Driven Equity Fund and the Company's invested capital of approximately $163.2 million, $155.6 million and $147.3 million as of April 1, 2014, January 1, 2014 and January 1, 2013, respectively.

(c)
These amounts include the Company's invested capital of approximately $0.4 million and $2.5 million as of April 1, 2014 and January 1, 2013, respectively. There are no amounts related to the Company's invested capital as of January 1, 2014.

(d)
These amounts include Ramius Trading Strategies Managed Futures Fund and the Company's invested capital of approximately $19.4 million as of January 1, 2013. RTS Global 3X was liquidated on March 31, 2013, therefore, the notional amount of the Company's investment in RTS Global 3X Fund LP is only included in the Company's assets under management as of January 1, 2013 and prior years.

(e)	These amounts include the Company's invested capital of approximately $18.9 million, $16.4 million and $16.0 million as of April 1, 2014, January 1, 2014 and January 1, 2013, respectively.

(f)	This amount reflects committed capital.

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

(j)
The Company’s actively marketed hedge fund products have varying liquidity terms typically ranging from daily to quarterly liquidity with less liquidity applying to certain co-investment vehicles. In 2010, the Company suspended redemption rights with respect to certain hedge funds that are being wound down. The hedge funds that have suspended redemption rights represent approximately 14.4% of the total hedge fund assets under management.

(k)
The Company’s actively marketed alternative solutions products have varying liquidity terms typically ranging from daily to quarterly liquidity. Since 2008, the Company has suspended redemption rights for a number of alternative solutions funds that are being wound down. The alternative solutions funds that have suspended redemption rights represent approximately 1.3% of the total alternative solutions assets under management.

(l)	The Ramius Trading Strategies products offer investors daily liquidity.

(m)	The real estate business does not provide investors with redemption rights. Investors receive distributions upon dispositions of the underlying real estate investments.

(n)	The Healthcare Royalty funds do not provide investors with redemption rights. Investors receive distributions upon realizations of the funds’ investments.

(o)	The collateralized debt obligations managed by the Company is an amortizing pool of assets with cash returned to investors in periodic distributions as it becomes available.
Fund Performance
Financial markets’ performance in the first quarter of 2014 was muted compared to the strong finish of the last three months of 2013. Late January brought a decline in U.S. equities due to concerns over the slowing economy in China and a sharp sell-off in emerging market currencies. Weakness continued through the first week of February until buyers returned to force a recovery in prices for the balance of the quarter. Investors were introduced to Janet Yellen as the new Chairman of the Federal Reserve in January, and paid close attention to her public comments. Concern over her remarks on potential interest rate rises occurring six months after the conclusion of the Federal Reserve's monthly bond purchases caused a market hiccup in mid-March. Chairman Yellen’s reassurance at month-end that the economy was still weak enough to merit the Federal Reserve's continuing accommodation resulted in stronger equity markets during the last few trading days of March.
Following a 10.50% increase during the last three months of 2013, the S&P 500 gained 1.81% for the first quarter; similarly, after an outsized gain in 2013, the Russell 2000 advanced 1.12%. Despite the issues surrounding Ukraine and the annexation of Crimea by Russia, the Euro Stoxx 600 Index appreciated 2.60%. In Asia, equity market results were mixed. After gaining almost 60% in 2013, the Nikkei 225 lost 8.33% in the quarter. Despite the issues that continued to surface in China, inclusive of a feared economic slowdown and domestic bond defaults, the Shanghai Composite lost only 3.90%. Notwithstanding an early February spike to 21.44, the VIX Index (a measure of expected U.S. equity market volatility) retreated to depressed levels, closing the quarter at 13.88, below its average of 14.25 for all of 2013.
To the surprise of many, U.S. bond markets produced positive returns in the first three months of 2014. While there was some backup in yields of U.S. Treasuries maturing in less than five years, buyers of the benchmark 10-year lowered its yield from 3.03% at year-end to 2.73% on March 31. That said, in anticipation of long-awaited rate increases in the future, the yield on the 10-year has risen from a second quarter 2013 low of 1.61%. Investors in corporate bonds remained active, both at the retail and institutional level. While all bond-related mutual funds had net withdrawals for 2013, there were $20.3 billion of net inflows into investment grade and $3.1 billion into high yield funds during the first three months of 2014. Renewed retail investor interest and residual institutional buying power allowed for $74.9 billion of high yield issuance (of which $1.9 billion were PIK bonds), and $317 billion of investment grade issuance, according to Dealogic. Bond performance also rebounded, with Barclays investment grade bonds gaining 2.94% and the Merrill Lynch High Yield II Index advancing 2.98% for the quarter.
While each sector was not uniform in performance, commodities gained ground, with the Dow Jones UBS Commodity Index advancing 6.98% in three months, after declining 9.58% during the previous year. Even gold reversed course, appreciating 6.6% after a full-year decline of 28% in 2013.
The Company's hedge fund vehicles had mixed results. As would be expected in a strong upward market, the credit fund's performance in the quarter was positive but lagged the Merrill Lynch High Yield II Index due to its hedges and short positions. The activist strategy exceeded the returns generated by the Russell 2000, and its long term results continue to outperform the index, despite a substantial lag for our strategy in 2013’s bull market for small cap stocks. The merger arbitrage fund is managed with a focused portfolio that employs credit and option strategies as well as equities. As such, short term results can deviate from those generated by a broad-based merger arbitrage index such as HFRXMA. That was the case in the first quarter as the fund trailed the index, but historical returns have substantially exceeded the Index and we are hopeful that this will continue in the future. The internally managed multi-strategy funds maintained their focus on capital preservation, while executing opportunistic transactions linked to certain assets in order to make distributions to investors. In addition, after substantial due diligence to identify and partner with a new third party investor, Ramius concluded 2013 by offering existing multi-strategy investors a liquidity option to sell their positions. While the effort was well-received, less than 10% of the existing investors (as measured by capital) elected to exit the multi-strategy funds.
The more liquid alternative mutual funds (offering hedge fund exposures, multi-manager managed futures access, a long volatility strategy and a new event-driven equity fund) also had varying results for the period. The hedge fund exposure vehicle was both renamed (Ramius Hedged Alpha) and reconfigured during the quarter, changing from a multi- exposure replication portfolio to one focused on active management of customized equity betas. The fund’s return during this transition period was slightly negative and lagged a representative, investable hedge fund index (HFRXEH). The managed futures fund also lost ground in an environment that continues to challenge the asset class, slightly underperforming its benchmark CTA index for the quarter. The strategic volatility fund also declined and lagged its benchmark. The Ramius Event-Driven Equity Fund is only several months old, having launched on October 1, 2013. Its goal is to provide equity market returns with lower volatility through a liquid portfolio of selected activist positions, special situations and merger arbitrage. The fund became more fully invested during the quarter, but also trailed its event-driven benchmark.
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
As of March 31, 2014, the Company's invested capital amounted to a net value of $574.4 million (supporting a long market value of $750.4 million), representing approximately 108% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of March 31, 2014. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of March 31, 2014 because they are included in various line items of the condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$378.1	71%
Merchant Banking	100.9	19%
Real Estate	95.4	18%
Total	574.4	108%
Stockholders' Equity	$532.2	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) of our alternative investment and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 18 to the accompanying condensed Company's consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

	Condensed Consolidated Statements of Operations
	Three Months Ended March 31,		Period to Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$49,562	$17,166	$32,396	189%
Brokerage	32,830	26,600	6,230	23%
Management fees	8,924	9,493	(569)	(6)%
Incentive income	2,498	2,611	(113)	(4)%
Interest and dividends	9,252	9,321	(69)	(1)%
Reimbursement from affiliates	1,900	1,485	415	28%
Other revenues	555	478	77	16%
Consolidated Funds revenues	1,156	87	1,069	1,229%
Total revenues	106,677	67,241	39,436	59%
Expenses
Employee compensation and benefits	67,561	44,223	23,338	53%
Interest and dividends	7,072	6,418	654	10%
General, administrative and other expenses	31,093	32,037	(944)	(3)%
Consolidated Funds expenses	302	434	(132)	(30)%
Total expenses	106,028	83,112	22,916	28%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	11,354	11,807	(453)	(4)%
Consolidated Funds net gains (losses)	2,103	5,159	(3,056)	(59)%
Total other income (loss)	13,457	16,966	(3,509)	(21)%
Income (loss) before income taxes	14,106	1,095	13,011	1,188%
Income taxes expense (benefit)	79	176	(97)	(55)%
Net income (loss)	14,027	919	13,108	1,426%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	4,187	3,495	692	20%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$9,840	$(2,576)	$12,416	(482)%

Revenues
Investment Banking
Investment banking revenues increased $32.4 million to $49.6 million for the three months ended March 31, 2014 compared with $17.2 million in the prior year quarter. During the three months ended March 31, 2014, the Company completed 41 underwriting transactions, three strategic advisory transactions and three debt capital market transactions. During the three months ended March 31, 2013, the Company completed 12 underwriting transactions, two strategic advisory transactions and 2 debt capital market transactions.
Brokerage
Brokerage revenues increased $6.2 million to $32.8 million for the three months ended March 31, 2014 compared with $26.6 million in the prior year quarter. This was attributable to higher commissions due to an increase in customer trading volume which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman (subsequently renamed to Cowen Securities) during the first quarter of 2013. Customer trading volumes across the industry (according to Bloomberg) increased 13% for the quarter ended March 31, 2014 compared to the prior year.
Management Fees
Management fees decreased $0.6 million to $8.9 million for the three months ended March 31, 2014 compared with $9.5 million in the prior year quarter. The decrease was primarily related to lower average management fee rates despite an increase in assets under management in our alternative solutions business offset partially by an increase in management fee revenue from our healthcare and credit funds.
Incentive Income
Incentive income decreased $0.1 million to $2.5 million for the three months ended March 31, 2014, compared with $2.6 million in the prior year quarter.
Interest and Dividends
Interest and dividends remained fairly flat at $9.3 million for the three months ended March 31, 2014 compared with $9.3 million in the prior year quarter.
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.4 million to $1.9 million for the three months ended March 31, 2014 compared with $1.5 million in the prior year quarter.
Other Revenues
Other revenues increased $0.1 million to $0.6 million for the three months ended March 31, 2014 compared with $0.5 million in the prior year quarter.
Consolidated Funds Revenues
Consolidated Funds revenues increased $1.1 million to $1.2 million for the three months ended March 31, 2014 compared with $0.1 million in the prior year quarter. This increase is attributable to the consolidation of Merger Fund during 2013.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $23.4 million to $67.6 million for the three months ended March 31, 2014 compared with $44.2 million in the prior year quarter. The increase is primarily due to $39.4 million higher revenues during the first quarter of 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio, despite a 2.6% decline in head count. The compensation to revenue ratio, based on total revenues only, was 63% for the three months ended March 31, 2014, compared with 66% in the prior year quarter. The compensation to revenue ratio, including other income (loss), was 56% for the three months ended March 31, 2014, compared with 53% in the prior year quarter.
Interest and Dividends
Interest and dividends expense increased $0.7 million to $7.1 million for the three months ended March 31, 2014 compared with $6.4 million in the prior year quarter. Interest and dividends expense relates to trading activity with respect to the Company's investments, activity in our stock loan business and interest on debt. Part of the increase relates to the convertible debt issued during the first quarter of 2014.
General, Administrative and Other Expenses
General, administrative and other expenses decreased $0.9 million to $31.1 million for the three months ended March 31, 2014 compared with $32.0 million in the prior year quarter. This was primarily due to various firm-wide efforts to reduce fixed expenses offset partially by an increase in occupancy expense related to space acquired from the Dahlman Rose acquisition completed during the first quarter of 2013 and increased and variable expenses related to higher revenues.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.1 million to $0.3 million for the three months ended March 31, 2014 compared with $0.4 million in the prior year quarter.
Other Income (Loss)
Other income (loss) decreased $3.5 million to $13.5 million for the three months ended March 31, 2014 compared with $17.0 million in the prior year quarter. The decrease primarily relates to a decrease in the Company's own invested capital driven by decreases in performance in certain investment strategies including activist and event driven, offset by increases in performance in our other investments and a markup during the first quarter of 2013 of the Company's Lehman claim held by Enterprise that was unchanged during the first quarter of 2014. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense decreased $0.1 million to $0.1 million for the three months ended March 31, 2014 compared with $0.2 million in the prior year quarter.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $0.7 million to $4.2 million for the three months ended March 31, 2014 compared with $3.5 million in the prior year quarter. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Segment Analysis and Economic Income (Loss)
Segments
The Company conducts its operations through two segments: an alternative investment segment and a broker-dealer segment. The Company's alternative investment segment currently includes its hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, managed futures funds, fund of funds, real estate and healthcare royalty funds. The Company's broker-dealer segment currently includes its investment banking, brokerage and equity research businesses.
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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above.

In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes certain other acquisition-related and/or reorganization expenses. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

	Economic Income (Loss)
	Three Months Ended March 31,
	2014			2013			Total Period-to-Period
	Alternative Investment		Total 2014	Alternative Investment		Total 2013
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$49,562	$49,562	$—	$17,166	$17,166	$32,396	189%
Brokerage	—	34,349	34,349	—	28,017	28,017	6,332	23%
Management fees	14,089	—	14,089	14,144	—	14,144	(55)	—%
Incentive income (loss)	4,726	—	4,726	5,126	—	5,126	(400)	(8)%
Investment income (loss)	8,328	(156)	8,172	8,304	2,568	10,872	(2,700)	(25)%
Other income (loss)	(43)	(102)	(145)	113	(553)	(440)	295	(67)%
Total economic income revenues	27,100	83,653	110,753	27,687	47,198	74,885	35,868	48%
Economic Income Expenses
Compensation and benefits	13,387	53,570	66,957	13,638	30,608	44,246	22,711	51%
Non-compensation expenses—Fixed	8,894	13,921	22,815	9,138	13,265	22,403	412	2%
Non-compensation expenses—Variable	749	8,688	9,437	1,006	7,720	8,726	711	8%
Interest expense	609	34	643	81	43	124	519	419%
Reimbursement from affiliates	(1,726)	—	(1,726)	(1,420)	—	(1,420)	(306)	22%
Total economic income expenses	21,913	76,213	98,126	22,443	51,636	74,079	24,047	32%
Net economic income (loss) (before non-controlling interest)	5,187	7,440	12,627	5,244	(4,438)	806	11,821	1,467%
Non-controlling interest	(2,625)	—	(2,625)	(2,075)	—	(2,075)	(550)	27%
Economic income (loss)	$2,562	$7,440	$10,002	$3,169	$(4,438)	$(1,269)	$11,271	(888)%
(a) For the three months ended March 31, 2014, the Company has reflected a minimal amount of investment income and related compensation expense within the broker-dealer segment. For the three months ended March 31, 2013, the Company has reflected $2.3 million of investment income, and related compensation expense of $0.8 million within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $110.8 million for the three months ended March 31, 2014, an increase of $35.9 million compared to Economic Income (Loss) revenues of $74.9 million in the prior year quarter. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues. The increase was primarily related to an increase in investment banking and brokerage revenues offset partially by a decrease in investment income.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $27.1 million for the three months ended March 31, 2014, a decrease of $0.6 million compared to Economic Income (Loss) revenues of $27.7 million in the prior year quarter.
Management Fees.    Management fees for the segment remained constant at $14.1 million for the three months ended March 31, 2014 compared with the prior year quarter.
Incentive Income (Loss).    Incentive income for the segment decreased $0.4 million to $4.7 million for the three months ended March 31, 2014 compared with $5.1 million in the prior year quarter. This decrease was primarily related to a decrease in performance fees from our credit and activist funds partially offset with an increase in fees from our real estate and alternative solutions products.
Investment Income (Loss).    Investment income for the segment remained fairly unchanged at $8.3 million for the three months ended March 31, 2014, compared with the prior year quarter. There was a decrease in the Company's own invested capital driven by decreases in performance in certain investment strategies including activist and event driven, offset by increases in performance in our other investments.
Other Income (Loss).    Other income (loss) for the segment decreased $0.2 million to a loss of $0.1 million for the three months ended March 31, 2014, compared with income of $0.1 million in the prior year quarter.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $83.7 million for the three months ended March 31, 2014, an increase of $36.5 million compared with Economic Income (Loss) revenues of $47.2 million in the prior year quarter.
Investment Banking.    Investment banking revenues increased $32.4 million to $49.6 million for the three months ended March 31, 2014 compared with $17.2 million in the prior year quarter. During the three months ended March 31, 2014, the Company completed 41 underwriting transactions, three strategic advisory transactions and three debt capital market transactions. During the three months ended March 31, 2013, the Company completed 12 underwriting transactions, two strategic advisory transactions and 2 debt capital market transactions.
Brokerage.    Brokerage revenues increased $6.3 million to $34.3 million for the three months ended March 31, 2014, compared with $28.0 million in the prior year quarter. This was attributable to higher commissions due to an increase in customer trading volume which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman (subsequently renamed to Cowen Securities) during the first quarter of 2013. Customer trading volumes across the industry (according to Bloomberg) increased 13% for the quarter ended March 31, 2014 compared to the prior year.
Investment Income (Loss).    Investment income for the segment decreased $2.8 million to a loss of $0.2 million for the three months ended March 31, 2014, compared with income of $2.6 million in the prior year quarter. The decrease is a result of a decrease in overall investment income available for allocation.
Other Income (Loss).    Other income (loss) for the segment increased $0.5 million to a loss of $0.1 million for the three months ended March 31, 2014, compared with a loss of $0.6 million in the prior year quarter.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $22.8 million to $67.0 million for the three months ended March 31, 2014, compared with $44.2 million in the prior year quarter. The increase is due to $35.9 million higher revenues during the first quarter of 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio, despite a 2.6% decline in head count. The compensation to revenue ratio was 60% for the three months ended March 31, 2014, compared to 59% for the prior year.
Compensation and benefits expenses for the alternative investment segment decreased $0.2 million to $13.4 million for the three months ended March 31, 2014 compared with $13.6 million in the prior year quarter. The compensation to revenue ratio was 49% for the three months ended March 31, 2014, compared to 49% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $23.0 million to $53.6 million for the three months ended March 31, 2014 compared with $30.6 million in the prior year quarter. The increase is due to $36.5 million higher revenues during 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 64% for three months ended March 31, 2014 compared with 65% for 2013.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $0.4 million to $22.8 million for the three months ended March 31, 2014 compared with $22.4 million in the prior year quarter. This was primarily due an increase in occupancy expense related to space acquired from the Dahlman Rose acquisition completed during the first quarter of 2013. These expense were partially offset with savings related to various firm-wide efforts to reduce fixed expenses.
Fixed non-compensation expenses for the alternative investment segment decreased $0.2 million to $8.9 million for the three months ended March 31, 2014 compared with $9.1 million in the prior year quarter. Fixed non-compensation expenses for the broker-dealer segment increased $0.6 million to $13.9 million for the three months ended March 31, 2014 compared with $13.3 million in the prior year quarter.

The following table shows the components of the non-compensation expenses—fixed, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$3,244	$3,007	$237	8%
Professional, advisory and other fees	3,263	3,072	191	6%
Occupancy and equipment	6,039	5,355	684	13%
Depreciation and amortization	2,377	2,541	(164)	(6)%
Service fees	2,140	2,546	(406)	(16)%
Expenses from equity investments	3,131	3,397	(266)	(8)%
Other	2,621	2,485	136	5%
Total	$22,815	$22,403	$412	2%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $0.7 million to $9.4 million for the three months ended March 31, 2014 compared with $8.7 million in the prior year quarter. The increase in floor brokerage and trade execution expenses relate to a) the Dahlman Rose acquisition completed during first quarter of 2013 and b) overall higher revenues which both generated increased trading costs . Marketing and business development expenses have increased due to increased marketing activity firm wide.
The following table shows the components of the non-compensation expenses—variable, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$4,611	$4,349	$262	6%
Expenses related to Luxembourg reinsurance companies	401	516	(115)	(22)%
Marketing and business development	4,425	3,861	564	15%
Total	$9,437	$8,726	$711	8%
Interest expense.    Interest expense, which primarily relates to debt issued during the first quarter of 2014, increased $0.5 million to $0.6 million for the three months ended March 31, 2014 compared with $0.1 million in the prior year quarter.
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, increased $0.3 million to $1.7 million for the three months ended March 31, 2014 compared with $1.4 million in the prior year quarter.
Non-Controlling Interest.    Income (loss) attributable to redeemable non-controlling interests increased by $0.5 million to $2.6 million for the three months ended March 31, 2014 compared with $2.1 million in the prior year quarter. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors. The period over period increase was the result of an extension of the partnership agreement relating to our alternative solutions business which resulted in a profit split and therefore more allocations of income to non-controlling interest holders.
Liquidity and Capital Resources
We continually monitor our liquidity position. The working capital needs of the Company's business have been met through current levels of equity capital, current cash and cash equivalents, and anticipated cash generated from our operating activities, including management fees, incentive income, returns on the Company's own capital, investment banking fees and brokerage commissions. The Company expects that its primary working capital liquidity needs over the next twelve months will be:

•	pay our operating expenses, primarily consisting of compensation and benefits, interest on convertible debt and other general and administrative expenses; and

•	provide capital to facilitate the growth of our existing business.

Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2014, we had cash and cash equivalents of $61.6 million and net liquid investment assets of $373.0 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of March 31, 2014 and December 31, 2013 were $10.4 million and $12.1 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.5 million and $2.3 million as of March 31, 2014 and March 31, 2013, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.2 million and $0.3 million, respectively.
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
As of March 31, 2014, the Company had unfunded commitments of $13.8 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $42.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through March 31, 2014, the Company has funded $31.7 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time dependent on the performance of the fund, and, as of March 31, 2014, has funded $0.6 million towards this commitment. As of March 31, 2014, the Company has an unfunded commitment to Formation 8 Partners Fund I LP of $5.0 million. The remaining capital commitment is expected to be called over a four year period.
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
As registered broker-dealers, Cowen and Company, ATM Execution (formerly known as Cowen Capital LLC), ATM USA, and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method, ATM Execution, ATM USA and Cowen Equity Finance are each required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2014, Cowen and Company had total net capital of approximately $47.1 million, which was approximately $46.1 million in excess of its minimum net capital requirement of $1.0 million. As of March 31, 2014, ATM Execution had total net capital of approximately $3.3 million, which was approximately $3.0 million in excess of its minimum net capital requirement of $250,000. As of March 31, 2014, ATM USA had total net capital of approximately $0.9 million, which was approximately $0.6 million in excess of its minimum net capital requirement of $250,000. As of March 31, 2014, Cowen Equity Finance had total net capital of approximately $10.7 million which was approximately $10.4 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of March 31, 2014, Ramius UK's Financial Resources of $0.37 million exceeded its minimum requirement of $0.12 million by $0.25 million. As of March 31, 2014, CIL's Financial Resources of $4.4 million exceeded its minimum requirement of $2.2 million by $2.2 million.
Cowen and Company (Asia) Limited (“CCAL”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of March 31, 2014, CCAL's Financial Resources of $0.9 million exceeded the minimum requirement of $0.4 million by $0.5 million.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of March 31, 2014, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of December 31, 2013. The Company does not hold any repurchase agreements as of March 31, 2014.
There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The Company held no securities purchased under agreements to resell or securities sold under agreements to repurchase as of March 31, 2014. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of December 31, 2013:

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
Operating Activities.    Net cash used in operating activities of $68.6 million for the three months ended March 31, 2014 was predominately related to purchase securities partially offset by an increase in cash held at other brokers. Net cash provided by operating activities of $84.7 million for the three months ended March 31, 2013 was predominately related to proceeds from sales of securities owned and securities sold which were owned by the Company partially offset by cash used to pay for year end bonuses and a decrease in payable to brokers.
Investing Activities.    Net cash used in investing activities of $74.9 million for the three months ended March 31, 2014 was primarily related to the purchase of other investments and a cash convertible note hedge transaction. Net cash provided by investing activities of $10.1 million for the three months ended March 31, 2013 was primarily related to the proceeds from sales of other investments.
Financing Activities.    Net cash provided by financing activities for the three months ended March 31, 2014 of $150.3 million was primarily related to the issuance of cash convertible notes.  Net cash used in financing activities for the three months ended March 31, 2013 of $141.5 million was primarily related to repurchase agreement activity.
Debt
Convertible Debt
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes ("Convertible Notes"). The Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the Convertible Notes is payable semi-annually on March 15 and September 15 of each year.
The Convertible Notes are senior unsecured obligations and rank senior in right of payments to other obligations. The Convertible Notes may be converted into cash, upon the occurance of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The Convertible Notes were issued with an initial conversion price of $5.33 per share.
The Company accrued interest expense of $0.2 million for the three months ended March 31, 2014. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount for the three months ended March 31, 2014, included within interest expense in the accompanying condensed consolidated statements of operations, was $0.3 million. based on an effective interest rate of 8.89%. The Convertible Notes are classified as Level 2 valuations. As of March 31, 2014 the estimated fair value of the Convertible Notes, which includes the conversion option, was $160.9 million, which is based on the last quoted price of the Convertible Notes on March 31, 2014. The carrying amount of the debt as of March 31, 2014 was $114.1 million net of the unamortized discount of $35.4 million. The Company capitalized the debt issuance costs in the amount of $3.6 million, which is included in other assets in the accompanying condensed consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of March 31, 2014, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note hedge and warrant transaction which increases the effective conversion price to $7.18, and approximately $340,000 was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds will be used for general corporate purposes.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amount to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of March 31, 2014, the remaining balance on these capital leases was $5.0 million. Interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.
Letter of Credit
As of March 31, 2014, the Company has the following six irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, with respect to which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 2014
Boston	$382	March 2015
New York	$1,191	September 2014
New York	$6,746	December 2014
New York	$1,000	February 2015
New York	$1,861	June 2014
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2014 and December 31, 2013, there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of March 31, 2014:

	Total	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$110,819	$46,335	$22,883	$41,601
Service Payments	25,415	20,070	5,323	22
Capital leases	5,559	3,604	1,876	79
Aircraft	6,718	3,464	2,520	734
Total	148,511	73,473	32,602	42,436
Debt
Convertible Debt	171,616	11,106	114,101	—
Notes Payable	1,428	1,428	—	—
Total	$173,044	$12,534	$160,510	$—
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of March 31, 2014. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In conjunction with the acquisition of Cowen Securities the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third-party bank prior to the acquisition that closed in March 2013. The value of these loans at March 31, 2014 was $2.5 million.
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
Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). Exchange-traded derivatives, such as futures contracts and exchange-traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. OTC derivatives, such as swaps, options and warrants where market data is not readily available or observable are classified as level 3.
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

ii.
Real estate investments—Real estate debt and equity investments are valued at fair value. The fair value of real estate investments are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Real estate investments without a public market are valued based on assumptions and valuation techniques used by the Company. Such valuation techniques may include discounted cash flow analysis, prevailing market capitalization rates or earnings multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties, consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, as well as independent external appraisals. In general, the Company considers several valuation techniques when measuring the fair value of a real estate investment. However, in certain circumstances, a single valuation technique may be appropriate. Real estate investments are reviewed on a quarterly basis by the Company for significant changes at the property level or a significant change in the overall market which would impact the value of the real estate investment resulting in unrealized appreciation or depreciation.

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

•
Mutual Funds. Management fees for the Company’s mutual funds (Ramius Trading Strategies Managed Futures Fund, Ramius Event Driven Equity Fund, Ramius Hedged Alpha Fund (formerly known as Ramius Dynamic Replication Fund) and Ramius Strategic Volatility Fund) are generally charged at an annual rate of up to 1.60% of assets under management (subject to an overall expense cap of up to 2.1%).

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

•
HealthCare Royalty Partners. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners funds), management fees for the funds advised by HealthCare Royalty Partners are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of net asset value. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis. .

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 1%. Management and platform fees are generally calculated monthly based on each account's notional trading level at the end of each month.

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

•
Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions such as private placements of loans and debt and equity securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. The Company records sales agent commissions on a trade date basis. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. The condensed consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 13 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2014 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3. "New accounting pronouncements" in our accompanying condensed condensed consolidated financial statements for the quarter ended March 31, 2014 and "Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 3, 2014.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2014, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.

Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2014.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2014.
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
There have been no developments with respect to the Company’s legal proceedings that occurred during the three months ended March 31, 2014.

Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 as well as those set forth below relating to our recently issued cash convertible note financing. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
Servicing our debt, which has increased significantly as a result of our convertible note financing, requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
As of March 31, 2014, our total consolidated indebtedness was $214.6 million, $114.1 million of which is the convertible debt, $94.2 million of which is secured indebtedness of our subsidiaries, and the remaining $6.4 million of which represents short-term borrowings and other liabilities of our subsidiaries (excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with US GAAP) to which the convertible notes are structurally subordinated.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The conditional conversion feature of our convertible notes we issued, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the convertible notes we issued is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to pay cash to settle any such conversion, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting for our convertible notes will result in our having to recognize interest expense significantly greater than the stated interest rate of the notes and may result in volatility to our Consolidated Statements of Operations.
We will settle conversions of the notes entirely in cash. Accordingly, the conversion option that is part of our convertible notes is accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. In general, this results in an initial valuation of the conversion option, which is bifurcated from the debt component of our convertible notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of our convertible notes, which will result in an effective interest rate reported in our Consolidated Statements of Operations significantly in excess of the stated coupon rate of our convertible notes. This accounting treatment will reduce our earnings and could adversely affect the price at which our Class A common stock trades, but it will not affect the amount of cash interest paid to holders of our convertible notes or our cash flows.
For each financial statement period after issuance of our convertible notes, a hedge gain (or loss) will be reported in our Consolidated Statements of Operations to the extent the valuation of the conversion option changes from the previous period. The cash convertible note hedge transaction we entered into in connection with the issuance of our convertible notes will also be accounted for as a derivative instrument, offsetting the gain (or loss) associated with changes to the valuation of the conversion option. Although we do not expect there to be a material net impact to our Consolidated Statements of Operations as a result of our issuing our convertible notes and entering into the cash convertible note hedge transaction, we cannot assure you that these transactions will be completely offset, which may result in volatility to our Consolidated Statements of Operations.

Item 2.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
The Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended March 31, 2014, through the share repurchase program, the Company repurchased 810,072 shares of Cowen Class A common stock at an average price of $4.21 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2014 – January 31, 2014)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—

Month 2 (February 1, 2014 – February 28, 2014)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—

Month 3 (March 1, 2014 – March 31, 2014)
Common stock repurchases(1)	810,072	$4.21	—	—	(3)
Employee transactions(2)	452,809	$4.24	—	—
Total	1,262,881	$4.22

Total (January 1, 2014 – March 31, 2014)
Common stock repurchases(1)	810,072	$4.21	—	—	(3)
Employee transactions(2)	452,809	$4.24	—	—
Total	1,262,881	$4.22

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $60.0 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer and President (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	May 8, 2014	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
4.1	First Supplemental Indenture by and between Cowen Group, Inc., as Issuer and The Bank of New York Mellon, as Trustee.
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

E - 1