Form 10-Q
period 2014-06-30
COWEN GROUP, INC.
filed 2014-08-07
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
As of August 6, 2014 there were 115,010,131 shares of the registrant's common stock outstanding.

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
Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2014 and 2013. The Consolidated Financial Statements as of December 31, 2013 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of June 30, 2014	As of December 31, 2013
Assets
Cash and cash equivalents	$75,012	$54,720
Cash collateral pledged	8,729	10,907
Securities owned, at fair value	580,963	311,039
Receivable on derivative contracts, at fair value	45,043	10,075
Securities borrowed	2,252,521	927,773
Other investments	114,551	99,483
Receivable from brokers	121,873	66,980
Fees receivable, net of allowance	46,630	45,067
Due from related parties	29,818	26,910
Fixed assets, net of accumulated depreciation and amortization of $22,876 and $21,853, respectively	28,097	26,999
Goodwill	37,240	37,240
Intangible assets, net of accumulated amortization of $25,561 and $26,610, respectively	10,613	12,094
Other assets	21,490	17,561
Consolidated Funds
Cash and cash equivalents	337	2,048
Other investments	198,564	187,480
Other assets	693	5,624
Total Assets	$3,572,174	$1,842,000
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$235,592	$130,954
Securities sold under agreement to repurchase	—	3,657
Payable for derivative contracts, at fair value	53,353	7,674
Securities loaned	2,250,562	918,577
Payable to brokers	185,274	75,420
Compensation payable	39,456	51,807
Short-term borrowings and other debt	5,498	2,564
Convertible debt	115,549	—
Fees payable	9,009	6,324
Due to related parties	377	382
Accounts payable, accrued expenses and other liabilities	48,064	45,290
Consolidated Funds
Capital withdrawals payable	1,431	5,222
Accounts payable, accrued expenses and other liabilities	62	549
Total Liabilities	2,944,227	1,248,420
Commitments and Contingencies (Note 13)
Redeemable non-controlling interests	92,935	85,814
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 134,928,538 shares issued and 114,966,803 outstanding as of June 30, 2014 and 130,900,182 shares issued and 115,026,633 outstanding as of December 31, 2013, respectively (including 424,479 and 482,522 restricted shares, respectively)	1,160	1,160
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	763,152	737,341
(Accumulated deficit) retained earnings	(165,021)	(183,243)
Accumulated other comprehensive income (loss)	453	592
Less: Class A common stock held in treasury, at cost, 19,961,735 and 15,873,549 shares as of June 30, 2014 and December 31, 2013, respectively.	(64,732)	(48,084)
Total Stockholders' Equity	535,012	507,766
Total Liabilities and Stockholders' Equity	$3,572,174	$1,842,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Investment banking	$30,292	$25,571	$79,854	$42,737
Brokerage	33,311	31,521	66,141	58,121
Management fees	9,692	9,698	18,616	19,191
Incentive income	2,724	1,954	5,222	4,565
Interest and dividends	12,460	10,521	21,712	19,842
Reimbursement from affiliates	3,018	1,214	4,918	2,699
Other revenues	752	485	1,307	963
Consolidated Funds
Interest and dividends	655	241	1,141	253
Other revenues	(2)	2	668	77
Total revenues	92,902	81,207	199,579	148,448
Expenses
Employee compensation and benefits	64,404	47,507	131,965	91,730
Floor brokerage and trade execution	5,858	6,320	11,513	12,173
Interest and dividends	10,193	7,489	17,265	14,109
Professional, advisory and other fees	4,374	3,002	7,975	6,855
Service fees	2,086	2,687	4,228	5,264
Communications	3,022	2,771	6,268	6,510
Occupancy and equipment	6,324	6,548	12,721	12,267
Depreciation and amortization	2,382	2,609	4,762	5,162
Client services and business development	5,635	4,659	10,149	8,758
Other expenses	3,228	2,535	6,386	5,977
Consolidated Funds
Interest and dividends	189	106	299	106
Professional, advisory and other fees	140	92	274	488
Floor brokerage and trade execution	4	180	6	180
Other expenses	65	107	121	145
Total expenses	107,904	86,612	213,932	169,724
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	23,037	4,994	34,391	16,801
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	5,778	3,711	7,942	8,781
Net realized and unrealized gains (losses) on derivatives	(190)	158	(211)	462
Net gains (losses) on foreign currency transactions	21	48	(19)	(167)
Total other income (loss)	28,646	8,911	42,103	25,877
Income (loss) before income taxes	13,644	3,506	27,750	4,601
Income tax expense (benefit)	46	158	125	334
Net income (loss)	13,598	3,348	27,625	4,267
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	5,216	2,255	9,403	5,750
Net income (loss) attributable to Cowen Group, Inc. stockholders	$8,382	$1,093	$18,222	$(1,483)
Weighted average common shares outstanding:
Basic	115,569	117,235	115,626	115,471
Diluted	120,199	120,901	120,635	115,471
Earnings (loss) per share:
Basic	$0.07	$0.01	$0.16	$(0.01)
Diluted	$0.07	$0.01	$0.15	$(0.01)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013

Net income (loss)			$27,625			$4,267
Other comprehensive income (loss), net of tax:
Foreign currency translation		(231)			(4)
Defined benefit pension plan:
Net gain/(loss) arising during the period	92			(252)
Add: amortization of prior service cost included in net periodic pension cost	—	92		10	(242)
Total other comprehensive income, net of tax			(139)			(246)
Comprehensive income (loss)			$27,486			$4,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2013	115,026,633	$1,160	$(48,084)	$737,341	$592	$(183,243)	$507,766	$85,814
Net income (loss)	—	—	—	—	—	18,222	18,222	9,403
Defined benefit plan	—	—	—	—	92	—	92	—
Foreign currency translation	—	—	—	—	(231)	—	(231)	—
Capital contributions	—	—	—	—	—	—	—	10,140
Capital withdrawals	—	—	—	—	—	—	—	(12,422)
Restricted stock awards issued	4,028,356	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(4,088,186)	—	(16,648)	—	—	—	(16,648)	—
Warrants issued (see Note 5)	—	—	—	15,218	—	—	15,218	—
Stock options exercised (See Note 10)	—	—	—	116	—	—	116
Amortization of share based compensation	—	—	—	10,477	—	—	10,477	—
Balance, June 30, 2014	114,966,803	$1,160	$(64,732)	$763,152	$453	$(165,021)	$535,012	$92,935

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2012	112,447,892	$1,135	$(31,728)	$713,211	$356	$(187,865)	$495,109	$85,703
Net income (loss)	—	—	—	—	—	(1,483)	(1,483)	5,750
Defined benefit plan	—	—	—	—	(242)	—	(242)	—
Foreign currency translation	—	—	—	—	(4)	—	(4)	—
Capital contributions	—	—	—	—	—	—	—	10,181
Capital withdrawals	—	—	—	—	—	—	—	(10,072)
Restricted stock awards issued	3,937,337	—	—	—	—	—	—	—
Common stock issued upon acquisition (See Note 2)	2,514,468	25	—	6,272	—	—	6,297	—
Purchase of treasury stock, at cost	(1,038,609)	—	(3,044)	—	—	—	(3,044)	—
Amortization of share based compensation	—	—	—	9,493	—	—	9,493	—
Balance, June 30, 2013	117,861,088	$1,160	$(34,772)	$728,976	$110	$(189,348)	$506,126	$91,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss) from continuing operations	$27,625	$4,267
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	4,762	5,162
Amortization of debt discount	1,759	—
Share-based compensation	10,477	9,493
Deferred rent obligations	(977)	(1,485)
Net loss on disposal of fixed assets	218	350
Purchases of securities owned, at fair value	(2,118,048)	(3,919,095)
Proceeds from sales of securities owned, at fair value	1,864,592	4,084,293
Proceeds from sales of securities sold, not yet purchased, at fair value	802,640	1,685,014
Payments to cover securities sold, not yet purchased, at fair value	(713,115)	(1,670,358)
Net (gains) losses on securities, derivatives and other investments	(36,627)	(16,618)
Consolidated Funds
Purchases of securities owned, at fair value	—	(223,860)
Proceeds from sales of securities owned, at fair value	—	206,052
Proceeds from sales of securities sold, not yet purchased, at fair value	—	33,334
Payments to cover securities sold, not yet purchased, at fair value	—	(36,462)
Purchases of other investments	(19,535)	(973)
Proceeds from sales of other investments	17,116	21,270
Net realized and unrealized (gains) losses on investments and other transactions	(8,665)	(7,030)
(Increase) decrease in operating assets:
Cash acquired upon transaction	—	10,747
Cash collateral pledged	2,178	151
Securities owned, at fair value, held at broker dealer	6,033	11,212
Receivable on derivative contracts, at fair value	742	814
Securities borrowed	(1,324,748)	(173,581)
Receivable from brokers	(54,893)	46,695
Fees receivable, net of allowance	(1,563)	(7,471)
Due from related parties	(2,908)	(3,002)
Other assets	(525)	839
Consolidated Funds
Cash and cash equivalents	1,711	2,816
Other assets	4,930	(258)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	9,944	(38,407)
Payable for derivative contracts, at fair value	9,968	3,802
Securities loaned	1,331,985	171,202
Payable to brokers	109,854	(46,476)
Compensation payable	(17,609)	(47,604)
Fees payable	2,685	(1,788)
Due to related parties	(5)	(135)
Accounts payable, accrued expenses and other liabilities	2,752	(7,757)
Consolidated Funds
Payable to brokers	—	10,231
Accounts payable, accrued expenses and other liabilities	(487)	(254)
Net cash provided by / (used in) operating activities	$(87,734)	$105,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(continued)	2014	2013
Cash flows from investing activities:
Purchases of other investments	$(61,974)	$(12,255)
Cash convertible note economic hedge transaction	(35,710)	—
Proceeds from sales of other investments	65,093	23,502
Tenant allowance	1,240	—
Purchase of fixed assets	(5,857)	(554)
Net cash provided by / (used in) investing activities	(37,208)	10,693
Cash flows from financing activities:
Securities sold under agreement to repurchase	(3,657)	(159,634)
Proceeds from issuance of convertible debt	149,500	—
Deferred debt issuance cost	(3,720)	—
Proceeds from sale of warrant	15,218	—
Borrowings on short-term borrowings and other debt	6,217	2,044
Repayments on short-term borrowings and other debt	(2,023)	(1,800)
Proceeds from stock options exercised	116	—
Purchase of treasury stock	(11,298)	(235)
Cash paid to acquire net assets (contingent liability payment)	(154)	(73)
Capital contributions by redeemable non-controlling interests in operating entities	605	501
Capital withdrawals to redeemable non-controlling interests in operating entities	(3,931)	(807)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	9,535	9,680
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(11,174)	(12,156)
Net cash provided by / (used in) financing activities	145,234	(162,480)
Change in cash and cash equivalents	20,292	(46,657)
Cash and cash equivalents at beginning of period	54,720	83,538
Cash and cash equivalents at end of period	$75,012	$36,881

Supplemental non-cash information
Non compete agreements and covenants with limiting conditions acquired (see Note 2)	$—	$460
Common stock issuance upon close of acquisition (see Note 2)	$—	$6,297
Purchase of treasury stock, at cost, through net settlement (see Note 15)	$5,350	$2,808
Cash conversion option (See Note 5)	$35,710	$—
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
2. Acquisitions
On March 11, 2013, the Company completed its acquisition of all of the outstanding interests in Dahlman Rose & Company, LLC ("Dahlman"), a privately-held investment bank specializing in the energy, metals and mining, transportation, chemicals and agriculture sectors. This acquisition was an all-stock transaction. In the aggregate, the purchase price, assets acquired and liabilities assumed were not significant and the near term impact to the Company and its consolidated results of operations and cash flows was not expected to be significant. Dahlman was subsequently renamed to Cowen Securities LLC ("Cowen Securities"). Following the acquisition, the Cowen Securities broker-dealer ceased operations and its business was fully integrated into Cowen and Company.
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
These condensed consolidated financial statements include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a substantive controlling general partner interest.
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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Under US GAAP, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates VOEs in which it owns a majority of the entity's voting shares or units. US GAAP also provides that a general partner of a limited partnership (or a managing member, in the case of a limited liability company) is presumed to control the partnership, and thus should consolidate it, unless a simple majority of the limited partners has the right to remove the general partner without cause or to terminate the partnership. In accordance with these standards, the Company presently consolidates five entities deemed to be VOEs for which it acts as the general partner and investment manager.
As of and during the period ended June 30, 2014 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”) and Ramius Merger Fund LLC (the "Merger Fund") (collectively the "2014 Consolidated Funds"). As of December 31, 2013 and during the six months ended June 30, 2013, the Company consolidated the following funds: Enterprise LP, Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and the Merger Fund (collectively the "2013 Consolidated Funds"). As of December 31, 2013, Levered FOF, Multi-Strat Master FOF and Vintage Master FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC, were fully liquidated. RTS Global 3X LP was consolidated through March 31, 2013 when it was liquidated. Collectively, the 2013 Consolidated Funds and the 2014 Consolidated Funds are referred to as the "Consolidated Funds".
As of June 30, 2014, the Company also consolidated three investment companies i) RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy, ii) Ramius Co-Investment II LLC, formed to make an investment in a biomedical company that develops gene therapies for severe genetic disorders and iii) Cowen AV Investment LLC, formed to make an investment in a privately held biotechnology company focused on developing gene therapies for certain medical needs. Ramius Co-Investment I LLC, formed for the same purpose as Ramius Co-Investment II LLC, was consolidated as of December 31, 2013 but was deconsolidated during the first quarter of 2014 when Ramius Co-Investment I LLC was liquidated. The Company determined that RCG Linkem II, LLC, Ramius Co-Investment I LLC (up until the first quarter of 2014), Ramius Co-Investment II LLC and Cowen AV Investment LLC are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

returns, or both. If these conditions are met, the Company is considered to be the primary beneficiary of the VIE and thus is required to consolidate it.
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of June 30, 2014 and December 31, 2013, the Company consolidates three VIEs. As of June 30, 2014 and December 31, 2013, the total net assets of the consolidated VIEs are $9.8 million and $11.3 million, respectively. The VIEs act as managing members/general partners and/or investment managers to affiliated fund entities which they sponsor and/or manage. The VIEs are financed through their operations and/or loan agreements with the Company.
As of June 30, 2014 and December 31, 2013, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) through one of its Consolidated Funds, Enterprise LP and the Company holds a variable interest in Ramius Merger Master Fund Ltd through one of its Consolidated Funds, Merger Fund, (the “Unconsolidated Master Funds”). Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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
Other—If the Company does not consolidate an entity, apply the equity method of accounting or account for an investment under the cost method, the Company accounts for such entities (primarily, all securities of such entity which are bought and held principally for the purpose of selling them in the near term as trading securities) in accordance with US GAAP, at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the condensed consolidated statements of operations.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Securities—Securities with values based on quoted market prices in active markets for identical assets are classified within level 1 of the fair value hierarchy. These securities include active listed equities, certain U.S. government and sovereign

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

obligations, ETF's and certain money market securities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Certain positions for which trading activity may not be readily visible, consisting primarily of convertible debt, corporate debt and loans, are stated at fair value and classified within level 2 of the fair value hierarchy. The estimated fair values assigned by management are determined in good faith and are based on available information considering, trading activity, broker quotes, quotations provided by published pricing services, counterparties and other market participants, and pricing models using quoted inputs, and do not necessarily represent the amounts which might ultimately be realized. As level 2 investments include positions that are not always traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis. In cases where the fair value basis of accounting is elected, any resulting change in fair value is reported in trading revenues. Accrued interest income and expense are recorded in the same manner as under the accrual method. At June 30, 2014 and December 31, 2013, the Company does not have any securities lending transactions for which fair value basis of accounting was elected.

f.	Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of December 31, 2013, Repurchase Agreements were secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of December 31, 2013. The Company does not hold any Repurchase Agreements as of June 30, 2014.
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
h.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of June 30, 2014 and December 31, 2013 is $14.7 million and $14.6 million, respectively.
i.     Recently issued accounting pronouncements
In May 2014, the FASB issued guidance which amends and supersedes the revenue recognition requirements and most industry-specific guidance and creates a single source of revenue guidance. The new guidance outlines the principles an entity must apply to measure and recognize revenue and related cash flows. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain non-financial assets. The guidance is effective for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on the Company’s financial condition, results of operations and cash flows.
4. Cash collateral pledged
As of June 30, 2014 and December 31, 2013, the Company pledged cash collateral in the amount of $8.7 million and $10.9 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco (see Note 14).
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
As of June 30, 2014 and December 31, 2013, securities owned, at fair value consisted of the following:

	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
U.S. Government securities (a)	$2,509	$9
Preferred stock	2,324	324
Common stocks	343,867	176,939
Convertible bonds (b)	11,283	5,958
Corporate bonds (c)	199,985	121,372
Warrants and rights	4,231	5,912
Mutual funds	16,764	525
	$580,963	$311,039

(a)
As of June 30, 2014, maturities ranged from August 2014 to April 2016 and an interest rates ranged between 0% to 5.95%. As of December 31, 2013, the maturity was April 2016 with an interest rate of 5.95%.

(b)
As of June 30, 2014, maturities ranged from July 2014 to November 2014 and interest rates ranged between 4.00% to 10.00%. As of December 31, 2013, maturities ranged from May 2014 to October 2014 and interest rates ranged between 5.00% to 10.00% .

(c)
As of June 30, 2014, maturities ranged from September 2014 to February 2046 and interest rates ranged between 5.38% to 11.54%. As of December 31, 2013, maturities ranged from January 2014 to February 2046 and interest rates ranged between 3.38% to 11.75%.

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On the date of issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (see Note 14), the Company recognized the embedded cash conversion option of $35.7 million which is valued as of June 30, 2014 at $37.7 million and is included in payable for derivative contracts in the accompanying condensed consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. On the date of issuance of the Convertible Notes, the Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $37.7 million as of June 30, 2014 and is included in receivable on derivative contracts in the accompanying condensed consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 28,048,786 shares of the Company's Class A common stock and have an initial exercise price of $7.18 per share. The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
Commodity Future	$92	$285
Cross Rate	—	22
Equity Swap (b)	55	70
Options (a)	44,896	9,698
	$45,043	$10,075
(a) As of June 30, 2014 and December 31, 2013, the Company had 58,555 and 71,129 contracts held, respectively.

Payable for derivative contracts	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
Futures	$11	$275
Currency forwards	156	301
Equity and credit default swaps (b)	2,280	525
Options (a)	50,906	6,573
	$53,353	$7,674
(a) As of June 30, 2014 and December 31, 2013, the Company had 28,483 and 38,221 contracts held, respectively.
(b) The notional values of equity swaps classified as receivable on derivative contracts are $0.6 million and $0.2 million as of June 30, 2014 and December 31, 2013, respectively. The notional values of equity and credit default swaps classified as payable for derivative contracts are $23.0 million and $0.1 million as of June 30, 2014 and December 31, 2013, respectively.
The following tables present the gross and net derivative positions and the related offsetting amount, as of June 30, 2014 and December 31, 2013.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Amounts not offset on the condensed consolidated balance sheet but eligible for offsetting upon counterparty default (b)	Net amounts
	(dollars in thousands)
As of June 30, 2014
Receivable on derivative contracts, at fair value	$45,043	$—	$45,043	$45,043	$—
Payable for derivative contracts, at fair value	53,353	—	53,353	53,353	—

As of December 31, 2013
Receivable on derivative contracts, at fair value	10,075	—	10,075	10,075	—
Payable for derivative contracts, at fair value	7,674	—	7,674	7,674	—

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(1.8) million and $0.8 million for the three months ended June 30, 2014 and 2013 and $(3.7) million and $(4.4) million for the six months ended June 30, 2014 and 2013, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, the Company is required to post collateral for its obligations or potential obligations. As of June 30, 2014 and December 31, 2013, collateral consisting of $19.2 million and $10.0 million of cash, respectively, is included in receivable from brokers on the accompanying condensed consolidated statements of financial condition. As of June 30, 2014 and December 31, 2013 all derivative contracts were with multiple major financial institutions.
Other investments
As of June 30, 2014 and December 31, 2013, other investments included the following:

	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$83,967	$71,051
(2) Real estate investments, at fair value	2,262	2,088
(3) Equity method investments	27,904	25,966
(4) Lehman claims, at fair value	418	378
	$114,551	$99,483

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of June 30, 2014 and December 31, 2013, included the following:

	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$10,947	$9,741
HealthCare Royalty Partners II (a)(*)	6,578	4,961
Orchard Square Partners Credit Fund LP (b)(*)	14,093	12,674
Starboard Value and Opportunity Fund LP (c)(*)	18,888	17,495
Formation 8 Partners Fund I (d)	6,962	2,788
RCG LV Park Lane LLC (e)	707	678
RCGL 12E13th LLC (f)	611	558
RCG Longview Debt Fund V, L.P. (f)	14,560	11,979
Other private investment (g)	7,737	7,772
Other affiliated funds (h)(*)	2,884	2,405
	$83,967	$71,051
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
Real estate investments as of June 30, 2014 and December 31, 2013 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $2.3 million and $2.1 million, respectively.

(3)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments is the investment in (a) HealthCare Royalty Partners General Partners (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC ("CBOE SE") representing a 9.5% stake in the exchange service provider for which the Company exercises significant influence over through representation on the CBOE Board of Directors, and (c) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of a deep value small cap hedge fund and related managed accounts.
During the quarter, CBOE SE initiated a plan to wind down its operations and liquidate its assets and liabilities. As a result, the Company determined that the carrying value of its investment in CBOE SE was no longer recoverable and reassessed it for impairment. As a result, the Company recognized an impairment loss of $.8 million which was deemed to be other than temporary. The impairment loss was measured based on the estimated recovery under the liquidation plan submitted to the creditors and the regulators and potential sale to a third party and is included in other income (loss) on the condensed consolidated statement of operations. The Company recorded no impairment charges in relation to its equity method investments for the three and six months ended June 30, 2013.
The following table summarizes equity method investments held by the Company:

	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$659	$1,533
RCG Longview Debt Fund V Partners, LLC	1,827	1,497
HealthCare Royalty GP, LLC	892	794
HealthCare Royalty GP II, LLC	1,114	840
HealthCare Royalty GP III, LLC	48	47
CBOE Stock Exchange, LLC	582	1,351
Starboard Value LP	15,783	14,263
RCG Longview Partners, LLC	2,438	1,839
RCG Urban American, LLC	369	316
RCG Urban American Management, LLC	309	238
RCG Longview Equity Management, LLC	160	292
Urban American Real Estate Fund II, LLC	2,110	1,785
RCG Kennedy House, LLC	532	502
Other	1,081	669
	$27,904	$25,966
For the period ended June 30, 2014, an equity method investment held by the Company has met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized financial information for this significant investee for the three and six months ended June 30, 2014 and 2013. The summarized income statement information for the Company's investment in the individually significant investee is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	203
	(dollars in thousands)
Revenues	$4,985	$2,948	$6,739	$9,522
Expenses	—	—	—	—
Net realized and unrealized gains (losses)	49	109	54	191
Net Income	$5,034	$3,057	$6,793	$9,713

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2014 and December 31, 2013, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $3.7 million and $3.2 million for the three months ended June 30, 2014 and 2013 and $10.2 million and $7.4 million for the six months ended June 30, 2014 and 2013, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.

(4)	Lehman Claims, at fair value
Lehman Brothers International (Europe) (“LBIE”), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the “Administration”) in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The assets which the Company believed were held at LBIE at the time of Administration (the “Total Net Equity Claim”) consisted of $1.0 million, which the Company believed would represent an unsecured claim against LBIE. On November 2, 2012, the Company executed a Claims Determination Deed with respect to this claim.  By entering into this deed, the Company and LBIE reached agreement on the amount of the Company's unsecured claim, which was agreed to be approximately $0.9 million.  As a result of entering into this deed, the Company is entitled to participate in dividends to unsecured creditors of LBIE. At the end of November 2012 the Company received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.2 million, at the end of June 2013 the Company received its second dividend in an amount equal to 43.3% of its agreed claim, or approximately $0.4 million, at the end of November 2013 the Company received its third dividend in an amount equal to 23.7% of its agreed claim, or approximately $0.2 million, and at the end of April 2014 the Company received its fourth dividend in an amount equal to 7.8% of its agreed claim, or approximately $0.1 million. The total amounts received to date in respect of the Company’s unsecured claim against LBIE are approximately $1.0 million, representing 100.0% of its agreed claim. LBIE also indicated that no further distributions will be possible until such time as matters concerning how the surplus remaining in the estate will be distributed are resolved. Accordingly, the Company does not know the timing with respect to future dividends to unsecured creditors or the ultimate value that will be received, with respect to its claim. The claim described above does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 5b(2).
Given the fact that LBIE has made multiple distributions to unsecured creditors and the increased trading levels for unsecured claims of LBIE, the Company decided to record the estimated fair value of the Total Net Equity Claim at 142.0% and 131.5% as of June 30, 2014 and December 31, 2013, respectively, which represented management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the “Estimated Recoverable Lehman Claim”). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual recovery that may ultimately be received by the Company with respect to the pending LBIE claim is not known and could be different from the estimated value assigned by the Company. (See Note 5b(2)).
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of June 30, 2014 and December 31, 2013, securities sold, not yet purchased, at fair value consisted of the following:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
Common stocks	$235,534	$130,899
Corporate bonds (a)	58	55
	$235,592	$130,954

(a)	As of June 30, 2014 and December 31, 2013, the maturity was January 2026 with an interest rate of 5.55%.
Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company held no securities purchased under agreements to resell or securities sold under agreements to repurchase as of June 30, 2014. The following table represents the Company's securities sold under agreements to repurchase as of December 31, 2013:

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
Securities lending and borrowing transactions
As of June 30, 2014 and December 31, 2013, the Company has loaned to brokers and dealers, securities having a market value of $2.2 billion and $881.7 million, respectively.  In addition, the Company has borrowed from brokers and dealers, securities having a market value of $2.2 billion and $892.8 million as of June 30, 2014 and December 31, 2013, respectively.
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount, as of June 30, 2014 and December 31, 2013.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Amounts not offset on the condensed consolidated balance sheet but eligible for offsetting upon counterparty default (b)	Net amounts

As of June 30, 2014
Securities borrowed	$2,252,521	$—	$2,252,521	$2,252,521	$—
Securities loaned	2,250,562	—	2,250,562	2,250,562	—

As of December 31, 2013
Securities borrowed	927,773	—	927,773	927,773	—
Securities loaned	918,577	—	918,577	918,577	—

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.

Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $2.2 billion and $225.5 million as of June 30, 2014 and $1.7 billion and $242.5 million as of December 31, 2013, respectively. In addition, the maximum exposure relating to these variable interest entities as of June 30, 2014 was $182.1 million, and as of December 31, 2013 was $193.9 million, all of which is included in other investments, at fair value in the Company's condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds as of June 30, 2014 and December 31, 2013.

b.	Consolidated Funds
Other investments, at fair value
As of June 30, 2014 and December 31, 2013 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
(1) Portfolio Funds	$194,474	$182,638
(2) Lehman claims	4,090	4,842
	$198,564	$187,480

(1)	Investments in Portfolio Funds, at fair value
As of June 30, 2014 and December 31, 2013, investments in Portfolio Funds, at fair value, included the following:

	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
Investments of Enterprise LP	$145,371	$155,530
Investments of Merger Fund	49,103	26,963
Investments of consolidated fund of funds	—	145
	$194,474	$182,638
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $145.4 million and $155.5 million in Enterprise Master as of June 30, 2014 and December 31, 2013, respectively. On May 12,

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $49.1 million and $27.0 million in Merger Master as of June 30, 2014 and December 31, 2013, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Investment of a consolidated fund of funds investment company
The investment of the consolidated fund of fund investment company was $0.1 million as of December 31, 2013, which was the remaining investment of Vintage Master FOF that was transferred to a third party during the three months ended March 31, 2014. Vintage Master FOF's investment objective was to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. The investment held at December 31, 2013 was a hedged equity strategy held in an externally managed portfolio fund. The hedged equity strategy focused on equity strategies with some directional market exposure. The strategy attempted to profit from market efficiencies and direction. There are no fund of fund investment companies consolidated as of June 30, 2014.

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. Included in this claim were assets with a value of $9.5 million at the time LBIE entered Administration that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. In December 2011, Enterprise Master received an aggregate of approximately $2.4 million relating to securities, interest and dividends earned with respect to securities held by LBIE on behalf of Enterprise Master and its affiliated funds. A distribution of $2.9 million occurred in February of 2012. On November 2, 2012, Enterprise Master executed a Claims Determination Deed with respect to the unsecured portion of its direct claim against LBIE.  By entering into this deed, Enterprise Master and LBIE reached agreement on the amount of Enterprise Master's unsecured claim, which was agreed to be approximately $1.3 million.  As a result of entering into this deed, Enterprise Master was entitled to participate in dividends to unsecured creditors of LBIE and at the end of November 2012 Enterprise Master received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.3 million. In February 2013, Enterprise Master sold its unsecured claim, including the amount received in connection with the first dividend, for $1.3 million, or par. Enterprise Master distributed the proceeds of the sale to the Company in March 2013. Of the original remaining net equity claim, $10.6 million represented claims to trust assets that the Company believes were held by LBIE through Lehman Brothers, Inc. (“LBI”). LBIE made a

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

corresponding claim for these assets and other trust assets held at LBI by LBIE on behalf of other prime brokerage clients pursuant to an omnibus customer claim (the “LBIE Omnibus Customer Claim”). LBIE was only going to be able to return trust assets held at LBI to Enterprise Master once LBIE received a distribution from LBI in respect of the LBIE Omnibus Customer Claim. In February 2013, LBIE, Lehman Brothers Holdings, Inc. and LBI announced that they entered into two separate agreements settling all intercompany claims between LBI on the one part, and LBHI and LBIE on the other part. The settlement agreements were subject to the approval by the U.S. Bankruptcy Judge in the LBI Securities Investor Protection Act (SIPA) proceeding and, in the case of the agreement between LBI and LBIE, an order of the English High Court. The U.S. Banking Judge approved the settlement agreement in April 2013 and the English High Court issued an order approving the settlement in May 2013. The settlements allowed the trustee appointed under SIPA (the “SIPA Trustee”) to proceed with plans to allocate and distribute sufficient cash and securities to LBI's customer claimants, including LBIE with respect to the LBIE Omnibus Customer Claim, to enable the SIPA Trustee to satisfy valid customer claims in full. In March 2013, LBIE made a consensual proposal to the clients holding trust assets pursuant to the LBIE Omnibus Customer Claim to facilitate the return of the amounts recovered from LBI with respect to the LBIE Omnibus Customer Claim. Under the consensual proposal, LBIE indicated that it intended to liquidate any securities received from LBI with respect to the LBIE Omnibus Customer Claim and then allocate the value received from LBI among all of the LBIE clients who had trust assets held at LBI under the LBIE Omnibus Customer Claim. In allocating the amounts received from LBI, LBIE indicated that it intended to allow clients to determine their entitlements on a portfolio basis based on the higher of (i) the market value of the portfolio as of September 19, 2008 or (ii) the market value of the portfolio together with accrued income thereon as of November 30, 2012 (the “Best Claim”). LBIE's purpose in seeking a consensual arrangement with its clients relating to the liquidation and allocation described above was to ensure that a distribution could be made without having to seek UK court direction on these issues, which would otherwise have substantially delayed any distribution. On April 2, 2013, LBIE announced that the consensual proposal had been accepted by a sufficient number of clients to satisfy the acceptance threshold and would therefore become effective. The settlement agreement between LBI and LBIE also became effective and LBIE announced in June 2013 that it had recovered the majority of the cash and securities from LBI and that it had liquidated approximately 90% of the aggregate value of securities received or to be received from LBI and that it intended to make its first distribution to trust asset claimants at the end of September 2013. On September 26, 2013, LBIE announced that it had made a first interim distribution to trust claimants of 100% of the claimant's Best Claim amount. As previously announced by LBIE, LBIE requested guidance from the US Internal Revenue Service ("IRS") with regard to the character and source of the settlement payments. In order to balance LBIE's objective of making a significant distribution to claimants with the requirement to pay the appropriate US withholding tax in respect of distributions, as an interim solution LBIE deposited 30% of the gross distribution to claimants with the IRS as a reserve, except with respect to claimants who provided LBIE with a validly executed Form W-9. Once the appropriate US withholding tax treatment of the distributions is finally determined by the IRS, LBIE expects to be in a position to promptly receive back funds and release any excess reserves back to the appropriate claimants. On June 12, 2014, LBIE made a distribution to trust claimants in order to release excess reserves from the amounts withheld with respect to the September 26, 2013 distribution back to the appropriate claimants. The amount of the distribution received by Enterprise Master on September 26, 2013 was $14.9 million and the amount reserved by LBIE with respect to this distribution was $1.0 million. The amount received by Enterprise Master on June 12, 2014 as a release of excess reserves was $1.0 million. On January 30, 2014, LBIE made a second distribution to trust claimants of 6% of the claimant’s Best Claim amount. LBIE has also requested guidance from the IRS with respect to the character and source of this settlement payment and as an interim solution the withholding agent has reserved 30% of the distribution amount paid, except with respect to claimants who provided LBIE with a validly executed Form W-9. As of June 30, 2014, after giving effect to the receipt of the distributions described above, the Company is valuing Enterprise Master's remaining trust asset claim at 101.5% of its Best Claim, or $0.2 million. In June 2014, Enterprise Master received a distribution with respect to certain foreign denominated trust assets that were not within the control of LBIE. In this distribution, Enterprise Master received assets that Enterprise Master had valued at $0.8 million. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $0.8 million. After giving effect to all of these distributions, the remaining Net Equity Claim for Enterprise Master held directly and through its ownership interest in affiliated funds was $6.2 million as of June 30, 2014, most of which is represented by cash held by Enterprise Master that is expected to be distributed to investors. Of the $6.2 million current valuation of Enterprise Master's claim, $4.1 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, through its investments in the Consolidated Funds, the Company may indirectly maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Consolidated Funds' net assets (on an aggregated basis). Based on information that is available to the Company as of June 30, 2014 and December 31, 2013, the Company assessed whether or not its Consolidated Funds had interests in an issuer for which the Company's pro-rata share exceeds 5% of the Consolidated Funds' net assets (on an aggregated basis). There were no indirect concentrations that exceed 5% of the Consolidated Funds' net assets held by the Company as of June 30, 2014 or December 31, 2013.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded.The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of June 30, 2014 and December 31, 2013:
Securities owned by Enterprise Master, at fair value

	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
Bank debt	$6	$5
Common stock	2,515	2,677
Preferred stock	973	973
Private equity	409	406
Restricted stock	124	124
Rights	2,516	2,528
Trade claims	128	128
	$6,671	$6,841
Derivative contracts, at fair value, owned by Enterprise Master, net

	As of June 30, 2014	As of December 31, 2013
Description	(dollars in thousands)
Currency forwards	$—	$(21)
	$—	$(21)

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Portfolio Funds, owned by Enterprise Master, at fair value

		As of June 30, 2014	As of December 31, 2013
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$9,031	$8,470
RCG Longview II, LP*	Real Estate	760	800
RCG Longview Debt Fund IV, LP*	Real Estate	9,360	17,641
RCG Longview, LP*	Real Estate	423	319
RCG Soundview, LLC*	Real Estate	442	442
RCG Urban American Real Estate Fund, L.P.*	Real Estate	1,128	1,812
RCG International Sarl*	Multi-Strategy	1,643	1,795
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	85,924	82,119
RCG Endeavour, LLC*	Multi-Strategy	4	6
RCG Energy, LLC *	Energy	3,281	2,842
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	13,113	12,952
Real Estate Investments	Real Estate	16,228	15,024
		$141,338	$144,223

*	Affiliates of the Company.
Merger Master
Securities owned by Merger Master, at fair value

	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
Common stocks	$81,667	$33,901
Corporate bond (a)	16,059	14,444
Options	1,411	200
	$99,137	$48,545

(a)
As of June 30, 2014, maturities ranged from February 2017 to October 2022 and interest rates ranged between 5.38% and 9.75%. As of December 31, 2013, maturities ranged from April 2016 to October 2020 and interest rates ranged between 7.00% and 10.88%.

Securities sold, not yet purchased, by Merger Master, at fair value
As of June 30, 2014 and December 31, 2013, Merger Master held common stock, sold not yet purchased, of $48.1 million and $19.5 million, respectively.
Derivative contracts, at fair value, owned by Merger Master, net

	As of June 30, 2014	As of December 31, 2013
Description	(dollars in thousands)
Currency forwards	$(22)	$(10)
Options	(473)	(54)
Equity swaps	(585)	(92)
	$(1,080)	$(156)
6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2014 and December 31, 2013:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Operating Entities

	Assets at Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$2,509	$—	$—	$2,509
Preferred stock	—	—	2,324	2,324
Common stocks	331,034	12,414	419	343,867
Convertible bonds	—	9,533	1,750	11,283
Corporate bonds	—	199,985	—	199,985
Warrants and rights	885	—	3,346	4,231
Mutual funds	16,764	—	—	16,764
Receivable on derivative contracts, at fair value
Futures	92	—	—	92
Equity swaps	—	55	—	55
Options	7,238	—	37,658	44,896
Other investments
Portfolio Funds	—	21,280	62,687	83,967
Real estate investments	—	—	2,262	2,262
Lehman claim	—	—	418	418
	$358,522	$243,267	$110,864	$712,653

	Liabilities at Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$235,534	$—	$—	$235,534
Corporate bonds	—	58	—	58
Payable for derivative contracts, at fair value
Futures	11	—	—	11
Currency forwards	—	156	—	156
Equity and credit default swaps	—	2,280	—	2,280
Options	13,248	—	37,658	50,906
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (a)	$—	$—	$6,783	$6,783
	$248,793	$2,494	$44,441	$295,728
(a) In accordance with the terms of purchase agreements for acquisitions that closed during 2012, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the period ending October 2016. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of June 30, 2014 can range from $1.6 million to $12.9 million.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$9	$—	$—	$9
Preferred stock	—	—	324	324
Common stocks	171,277	2,103	3,559	176,939
Convertible bonds	—	4,008	1,950	5,958
Corporate bonds	—	121,372	—	121,372
Warrants and rights	107	—	5,805	5,912
Mutual funds	525	—	—	525
Receivable on derivative contracts, at fair value
Futures	285	—	—	285
Currency forwards	—	22	—	22
Equity swaps	—	70	—	70
Options	9,698	—	—	9,698
Other investments
Portfolio Funds	—	19,402	51,649	71,051
Real estate investments	—	—	2,088	2,088
Lehman claim	—	—	378	378
	$181,901	$146,977	$65,753	$394,631

	Liabilities at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$130,899	$—	$—	$130,899
Corporate bonds	—	55	—	55
Payable for derivative contracts, at fair value
Futures	275	—	—	275
Currency forwards	—	301	—	301
Equity swaps	—	525	—	525
Options	6,573	—	—	6,573
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (a)	—	—	6,937	6,937
	$137,747	$881	$6,937	$145,565
(a) In accordance with the terms of purchase agreements for acquisitions that closed during 2012, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the period ending October 2016. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts can range from $2.1 million to $13.8 million.
Consolidated Funds' investments

	Assets at Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	$—	$49,103	$145,371	$194,474
Lehman claims	—	—	4,090	4,090
	$—	$49,103	$149,461	$198,564

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	—	26,964	155,674	182,638
Lehman claims	—	—	4,842	4,842
	$—	$26,964	$160,516	$187,480
The following table includes a rollforward of the amounts for the three and six months ended June 30, 2014 and 2013, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended June 30, 2014
	Balance at March 31, 2014	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains (losses)	Balance at June 30, 2014	Change in unrealized gains/(losses) relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$324	$—	$—	$2,000	$—	$—	$2,324	$—
Common stocks	410	—	—	9	—	—	419	—
Convertible bonds	1,950	—	—	—	(200)	—	1,750	—
Options, asset	42,856	—	—	—	—	(5,198)	37,658	(5,198)
Options, liability	42,856	—	—	—	—	(5,198)	37,658	(5,198)
Warrants and Rights	3,268	—	—	—	—	78	3,346	108
Portfolio Funds	58,583	—	—	5,050	(1,778)	832	62,687	(187)
Real estate	42,283	—	—	10,000	(50,000)	(21)	2,262	(21)
Lehman claim	390	—	—	—	(76)	104	418	104
Contingent consideration liability	6,861	—	—	—	(78)	—	6,783	—
Consolidated Funds
Portfolio Funds	143,059	—	—	—	(86)	2,398	145,371	2,398
Lehman claim	3,776	—	—	—	—	314	4,090	314

	Three Months Ended June 30, 2013
	Balance at March 31, 2013	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains (losses)	Balance at June 30, 2013	Change in unrealized gains/(losses) relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$2,332	$—	$(2,000)	$—	$—	$1	$333	$1
Common stocks	2,278	—	—	—	(8)	3	2,273	2
Warrants and Rights	3,243	—	—	—	—	(1,107)	2,136	(998)
Warrants and Rights, sold not yet purchased	3	—	—	—	—	(3)	—	—
Portfolio Funds	25,559	—	—	8,981	(2,857)	1,149	32,832	1,437
Real estate	1,875	—	—	—	—	283	2,158	283
Lehman claim	660	—	—	—	(382)	—	278	—
Contingent consideration liability	8,116	—	—	—	(188)	—	7,928	—
Consolidated Funds
Portfolio Funds	178,357	—	—	—	(2,918)	2,429	177,848	2,312
Lehman claim	15,140	—	—	—	—	294	15,434	293

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2014
	Balance at December 31, 2013	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains (losses)	Balance at June 30, 2014	Change in unrealized gains/(losses) relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$324	$—	$—		$2,000	$—	$—	$2,324	$—
Common stocks	3,559	—	(3,150)	(b)	9	—	1	419	1
Convertible bonds	1,950	—	—		—	(200)	—	1,750	—
Options, asset	—	—	—		35,710	—	1,948	37,658	1,948
Options, liability	—	—	—		35,710	—	1,948	37,658	1,948
Warrants and Rights	5,805	—	—		—	(1,328)	(1,131)	3,346	244
Portfolio Funds	51,649	—	—		9,435	(3,020)	4,623	62,687	3,212
Real estate	2,088	—	—		50,000	(50,027)	201	2,262	201
Lehman claim	378	—	—		—	(76)	116	418	116
Contingent consideration liability	6,937	—	—		—	(154)	—	6,783	—
Consolidated Funds
Portfolio Funds	155,674	—	—		—	(16,030)	5,727	145,371	5,727
Lehman claim	4,842	—	—		—	(980)	228	4,090	228

	Six Months Ended June 30, 2013
	Balance at December 31, 2012	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains (losses)	Balance at June 30, 2013	Change in unrealized gains/(losses) relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$2,332	$—		$(2,000)	(b)	$—	$—	$1	$333	$1
Common stocks	2,549	—		—		—	(273)	(3)	2,273	(263)
Corporate Bond	515	—		—		2,735	(3,346)	96	—	—
Warrants and Rights, asset	1,713	290	(a)	—		166	(110)	77	2,136	270
Warrants and Rights, liability	3	—		—		—	—	(3)	—	—
Portfolio Funds	25,670	—		—		12,571	(6,733)	1,324	32,832	1,604
Real estate	1,864	—		—		—	—	294	2,158	294
Lehman claim	706	—		—		—	(382)	(46)	278	(46)
Contingent consideration liability	8,116	—		—		—	(188)	—	7,928	—
Consolidated Funds
Portfolio Funds	182,920	—		—		—	(9,949)	4,877	177,848	4,557
Lehman claim	14,124	—		—		—	(1,449)	2,759	15,434	1,399

(1) Unrealized gains/losses are reported in other income (loss) in the accompanying condensed consolidated statements of operations.
(a) The security was acquired through an acquisition (See Note 2).
(b) The company completed an initial public offering.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Transfers between level 1 and 2 generally relate to whether the principal market for the security becomes active or inactive. Transfers between level 2 and 3 generally relate to whether significant relevant observable inputs are available for the fair value measurements or due to change in liquidity restrictions for the investments.
During the three and six months ended June 30, 2014 and 2013, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of June 30, 2014 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2014	Valuation techniques	Unobservable Inputs	Range

Level 3 Assets
Common and preferred stocks	$324	Market multiples and option pricing method	Volatility Market multiples	45% 2x to 3x
Warrants and rights, net	3,346	Model based	Volatility	20% to 100% (weighted average 37%)
Options	37,658	Option pricing models, credit valuation adjustment, debt valuation adjustment	Volatility Credit spreads	30% to 45% 600bps - 750 bps
Other level 3 assets (a)	218,997
Total level 3 assets	260,325
Level 3 Liabilities
Options	37,658	Option pricing models, credit valuation adjustment, debt valuation adjustment	Volatility Credit spreads	30% to 45% 600bps - 750 bps
Contingent consideration	6,783	Discounted cash flows	Projected cash flow and discount rate	6% to 9%
Total level 3 liabilities	$44,441

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

The Company’s equity method investment in CBOE SE is also measured at fair value on a nonrecurring basis. During the three months ended June 30, 2014, the Company wrote down the fair value of its investment as a result of an impairment (See Note 5) which was considered other than temporary. The Company classified its investment in CBOE SE as level 3. The fair market value reflects the weighted average of both the indicative bid level and the liquidation value.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of June 30, 2014 and December 31, 2013, receivable from brokers was $121.9 million and $67.0 million, respectively. Payable to brokers was $185.3 million and $75.4 million as of June 30, 2014 and December 31, 2013, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.
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
No impairment charges for goodwill were recognized during the three and six months ended June 30, 2014 and 2013, respectively.
9. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$14,042	$12,009
Consolidated funds	78,893	73,805
	$92,935	$85,814

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$3,028	$1,601	$6,467	$3,396
Consolidated funds	2,188	654	2,936	2,354
	$5,216	$2,255	$9,403	$5,750
10. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock plus any approved additional shares in accordance with the Equity Plans. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of June 30, 2014, there were approximately 1.7 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $29.2 million of deferred cash awards to its employees in the first six months of 2014. These awards vest over a period of five years and accrue interest between 0.70% to 0.75% per year. As of June 30, 2014, the Company had unrecognized compensation expense related to deferred cash awards of $43.3 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $5.7 million and $4.7 million for the three months ended June 30, 2014 and 2013 and $10.5 million and $9.5 million, for the six months ended June 30, 2014 and 2013, respectively. The income tax effect recognized for the Equity Plans was a benefit of $1.9 million and $3.7 million for the three months ended June 30, 2014 and 2013 and $2.9 million and $5.7 million for the six months ended June 30, 2014 and 2013, respectively; however, these benefits were offset by a valuation allowance.
Stock Options and Stock Appreciation Rights
The Company values options and SAR's on grant date using the Black-Scholes valuation model which requires the Company to make assumptions regarding the expected term, volatility, risk-free rate and dividend yield:
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company's stock option activity for the six months ended June 30, 2014:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2013	300,006	$7.19	2.40	$—
Options granted	—	—	—	—
Options exercised	(33,334)	3.50	—	—
Options expired	—	—	—	—
Balance outstanding at June 30, 2014	266,672	$7.64	1.73	$—
Options exercisable at June 30, 2014	266,672	$7.64	1.73	$—

(1)	Based on the Company's closing stock price of $4.22 on June 30, 2014 and $3.91 on December 31, 2013.
As of June 30, 2014, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
The following table summarizes the Company's SAR's for the six months ended June 30, 2014:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2013	400,000	$2.90	4.21	$608
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at June 30, 2014	400,000	$2.90	3.71	$784
SAR's exercisable at June 30, 2014	—

(1)	Based on the Company's closing stock price of $4.22 on June 30, 2014 and $3.91 on December 31, 2013.
As of June 30, 2014 and December 31, 2013, the unrecognized compensation expense related to the Company's grant of SAR's was $0.2 million and $0.3 million, respectively.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2014:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2013	13,551,544	$3.37
Granted	7,929,931	3.79
Vested	(3,861,512)	3.29
Canceled	—	—
Forfeited	(383,346)	3.45
Balance outstanding at June 30, 2014 (1)	17,236,617	$3.58
(1) Included in the outstanding balance are 1,925,750 performance linked restricted stock units awarded to employees of the Company in December 2013 and January 2014. The awards will vest on June 10, 2019 and will be earned only to the extent that the Company attains specified performance goals relating to its volume-weighted average share price and the aggregate net income for the years from 2014 to 2018. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 100% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of June 30, 2014, there was $46.9 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.06 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 158,791 restricted stock units awarded during the six months ended June 30, 2014. Vested awards of 216,834 were delivered during the six months ended June 30, 2014. As of June 30, 2014 there were 424,479 restricted stock units outstanding.
11. Defined Benefit Plan
The amounts contained in the following table relate to the Company's defined benefit plan for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—	$—	$—
Interest cost	34	47	67	98
Expected return on plan assets	(66)	(59)	(132)	(122)
Amortization of (loss) / gain	—	—	—	—
Amortization of prior service cost	—	5	—	10
Effect of settlement	—	(95)	—	(95)
Net periodic benefit cost	$(32)	$(102)	$(65)	$(109)
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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company’s effective income tax rate was 0.47% and 7.25% for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the unusual or infrequent item whose tax impact was recorded discretely primarily related to the tax provisions of the Company’s foreign subsidiaries.
For the six months ended June 30, 2014 and 2013, the effective tax rate differs from the statutory rate of 35% primarily due to a change in the Company's valuation allowance, stock compensation and other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2014, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. Currently, the Company is under audit by New York State for the 2009-2012 tax years. Management is not expecting a material tax liability from these audits.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $0.8 million and $2.3 million as of June 30, 2014 and December 31, 2013, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.1 million and $0.3 million, respectively.
13. Commitments and Contingencies
Lease Obligations
The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $4.0 million and $4.2 million for the three months ended June 30, 2014 and 2013 and $8.2 million and $7.9 million for the six months ended June 30, 2014 and 2013, respectively.
As of June 30, 2014, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2014	$1,454	$7,090	$9,303
2015	2,603	9,472	17,817
2016	2,284	4,310	14,711
2017	2,198	2,720	11,591
2018	2,198	2,609	11,296
Thereafter	813	22	41,601
	$11,550	$26,223	$106,319

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 14 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2013 and $0.8 million and $0.7 million for the six months ended June 30, 2014 and 2013.

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The actual clawback liability, however, does not become realized until the end of the fund's life. The fund is currently winding-down and as of both June 30, 2014 and December 31, 2013, the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of June 30, 2014, the Company had unfunded commitments of $11.5 million pertaining to capital commitments in two real estate investments held by the Company, both of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $43.7 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through June 30, 2014, the Company has funded $32.9 million towards these commitments. In

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of June 30, 2014, has funded $0.7 million towards this commitment. As of June 30, 2014, the Company has an unfunded commitment to Formation 8 Partners Fund I LP of $5.5 million. The remaining capital commitment is expected to be called over a four year period.
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
In accordance with GAAP, the Company establishes reserves for contingencies when the Company believes that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company discloses a contingency if there is at least a reasonable possibility that a loss may have been incurred and there is no reserve for the loss because the conditions above are not met. The Company's disclosure includes an estimate of the reasonably possible loss or range of loss for those matters, for which an estimate can be made. Neither a reserve nor disclosure is required for losses that are deemed remote.
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
There have been no developments with respect to the Company’s legal proceedings that occurred during the six months ended June 30, 2014.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Convertible Debt and Short Term Borrowings
As of June 30, 2014 and December 31, 2013, the Company's outstanding debt was as follows:

	As of June 30, 2014	As of December 31, 2013
	(dollars in thousands)
Convertible debt	$115,549	$—
Note payable	893	41
Capital lease obligations	4,605	2,523
	$121,047	$2,564
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
The Company recorded interest expense related to the coupon of $1.1 million and $1.4 million for the three and six months ended June 30, 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount for the three and six months ended June 30, 2014, included within interest expense in the accompanying condensed consolidated statements of operations, was $1.4 million and $1.8 million, respectively, based on an effective interest rate of 8.89%. The Convertible Notes are classified as Level 2 valuations. As of June 30, 2014 the estimated fair value of the Convertible Notes, which includes the conversion option, was $157.4 million, and is based on the last quoted price of the Convertible Notes on June 30, 2014. The carrying amount of the debt as of June 30, 2014 was $115.5 million net of the unamortized discount of $34.0 million. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying condensed consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of June 30, 2014, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction which increases the effective conversion price to $7.18 (See Note 5), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
During January 2014, the Company borrowed $2.0 million to fund insurance premium payments. This note bears interest at 1.55% and is due on December 1, 2014, with monthly payment requirements of $0.2 million. As of June 30, 2014, the outstanding balance on this note payable was $0.9 million. Interest expense for the three and six months ended June 30, 2014 was insignificant.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amount to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of June 30, 2014, the remaining balance on these capital leases was $4.6 million. Interest expense was $0.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Annual scheduled maturities of debt and minimum payments for debt outstanding as of June 30, 2014, is as follows:

	Convertible Debt	Notes payable	Capital Lease Obligation
	(dollars in thousands)
2014	$2,284	$905	$824
2015	4,411	—	1,343
2016	4,411	—	1,025
2017	4,411	—	938
2018	4,411	—	938
Thereafter	151,688	—	79
Subtotal	171,616	905	5,147
Less: Amount representing interest (a)	(56,067)	(12)	(542)
Total	$115,549	$893	$4,605

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Letters of Credit
As of June 30, 2014, the Company has the following six irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 2015
Boston	$382	March 2015
New York	$892	September 2014
New York	$4,497	December 2014
New York	$1,000	February 2015
New York	$1,861	June 2015
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2014 and December 31, 2013, there were no amounts due related to these letters of credit.
15. Treasury stock
Treasury stock of $64.7 million as of June 30, 2014, compared to $48.1 million as of December 31, 2013, resulted from $5.4 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions and $11.3 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the six months ended June 30, 2014:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2013	15,873,549	$48,084	$3.03
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	1,302,340	5,350	4.11
Purchase of treasury stock	2,785,846	11,298	4.06
Balance outstanding at June 30, 2014	19,961,735	$64,732	$3.24
16. Accumulated other comprehensive income (loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments and net gain (loss) and amortization of prior service costs related to the Company's defined benefit plans.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2013	248	344	592
Net change	(231)	92	(139)
Balance at June 30, 2014	$17	$436	$453

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2012	$258	$98	$356
Net change	(4)	(242)	(246)
Balance at June 30, 2013	$254	$(144)	$110
(a) During the periods presented, the Company did not have material reclassifications out of other comprehensive income.
17. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income attributable to the Company's stockholders by the weighted average number of common shares outstanding for the period. As of June 30, 2014, there were 114,966,803 shares outstanding. The Company has included 424,479 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units, unexercised stock options, warrants and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options and warrants were not included in the computation of diluted net income (loss) per common share for the three and six months ended June 30, 2014 and 2013, respectively, as their inclusion would have been anti-dilutive.
The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
Net income (loss)	$13,598	$3,348	$27,625	$4,267
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	5,216	2,255	9,403	5,750
Net income (loss) attributable to Cowen Group, Inc. stockholders	$8,382	$1,093	18,222	(1,483)

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	115,569	117,235	115,626	115,471
Warrants	—	—	—	—
Stock options	—	—	—	—
Stock appreciation rights	58	—	56	—
Restricted stock	4,572	3,666	4,953	—
Weighted average shares used in diluted computation	120,199	120,901	120,635	115,471
Earnings (loss) per share:
Basic	$0.07	$0.01	$0.16	$(0.01)
Diluted	$0.07	$0.01	$0.15	$(0.01)

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2014
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$30,292	$30,292	$—	$—		$30,292
Brokerage	25	35,027	35,052	—	(1,741)	(e)	33,311
Management fees	16,166	—	16,166	(243)	(6,231)	(a)	9,692
Incentive income	8,193	—	8,193	(154)	(5,315)	(a)	2,724
Investment Income	16,632	4,964	21,596	—	(21,596)	(c)	—
Interest and dividends	—	—	—	—	12,460	(c)(e)	12,460
Reimbursement from affiliates	—	—	—	(84)	3,102	(f)	3,018
Other revenue	140	102	242	—	510	(c)	752
Consolidated Funds revenues	—	—	—	653	—		653
Total revenues	41,156	70,385	111,541	172	(18,811)		92,902
Expenses
Employee compensation and benefits	18,666	44,966	63,632	—	772		64,404
Non-compensation expenses—Fixed	10,228	13,316	23,544	—	(23,544)	(c)(d)	—
Non-compensation expenses—Variable	1,732	9,404	11,136	—	(11,136)	(c)(d)	—
Non-compensation expenses	—	—	—	—	32,909	(c)(d)	32,909
Interest and dividends	2,622	32	2,654	—	7,539	(c)(e)	10,193
Reimbursement from affiliates	(1,756)	—	(1,756)	—	1,756	(f)	—
Consolidated Funds expenses	—	—	—	398	—		398
Total expenses	31,492	67,718	99,210	398	8,296		107,904
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	23,037	(c)	23,037
Consolidated Funds net gains (losses)	—	—	—	2,414	3,195		5,609
Total other income (loss)	—	—	—	2,414	26,232		28,646
Income (loss) before income taxes and non-controlling interests	9,664	2,667	12,331	2,188	(875)		13,644
Income taxes expense / (benefit)	—	—	—	—	46	(b)	46
Economic Income (Loss) / Net income (loss) before non-controlling interests	9,664	2,667	12,331	2,188	(921)		13,598
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(3,818)	—	(3,818)	(2,188)	790		(5,216)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$5,846	$2,667	$8,513	$—	$(131)		$8,382
(1) For the three months ended June 30, 2014, the Company has reflected $5.7 million of investment income and related compensation expense of $1.9 million within the broker-dealer segment in proportion to that segment's capital.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2013
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$25,571	$25,571	$—	$—		$25,571
Brokerage	—	33,300	33,300	—	(1,779)	(e)	31,521
Management fees	14,606	—	14,606	(286)	(4,622)	(a)	9,698
Incentive income	3,765	—	3,765	—	(1,811)	(a)	1,954
Investment Income	3,834	(271)	3,563	—	(3,563)	(c)	—
Interest and dividends	—	—	—	—	10,521	(c)(e)	10,521
Reimbursement from affiliates	—	—	—	(196)	1,410	(f)	1,214
Other revenue	114	164	278	—	207	(c)	485
Consolidated Funds revenues	—	—	—	243	—		243
Total revenues	22,319	58,764	81,083	(239)	363		81,207
Expenses
Employee compensation and benefits	9,723	37,303	47,026	—	481		47,507
Non-compensation expenses—Fixed	8,471	13,885	22,356	—	(22,356)	(c)(d)	—
Non-compensation expenses—Variable	1,139	8,850	9,989	—	(9,989)	(c)(d)	—
Non-compensation expenses	—	—	—	—	31,131	(c)(d)	31,131
Interest and dividends	50	22	72	—	7,417	(c)(e)	7,489
Reimbursement from affiliates	(1,411)	—	(1,411)	—	1,411	(f)	—
Consolidated Funds expenses	—	—	—	485	—		485
Total expenses	17,972	60,060	78,032	485	8,095		86,612
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	4,994	(c)	4,994
Consolidated Funds net gains (losses)	—	—	—	1,378	2,539		3,917
Total other income (loss)	—	—	—	1,378	7,533		8,911
Income (loss) before income taxes and non-controlling interests	4,347	(1,296)	3,051	654	(199)		3,506
Income taxes expense / (benefit)	—	—	—	—	158	(b)	158
Economic Income (Loss) / Net income (loss) before non-controlling interests	4,347	(1,296)	3,051	654	(357)		3,348
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(1,581)	—	(1,581)	(654)	(20)		(2,255)
Economic Income (Loss) / Net income (loss) attributable to Cowen Group, Inc. stockholders	$2,766	$(1,296)	$1,470	$—	$(377)		$1,093
(1) For the three months ended June 30, 2013, the Company has reflected $0.3 million of investment income and related compensation expense of $0.1 million within the broker-dealer segment in proportion to that segment's capital.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2014
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$79,854	$79,854	$—	$—		$79,854
Brokerage	25	69,376	69,401	—	(3,260)	(e)	66,141
Management fees	30,255	—	30,255	(477)	(11,162)	(a)	18,616
Incentive income	12,919	—	12,919	(154)	(7,543)	(a)	5,222
Investment Income	24,961	4,809	29,770	—	(29,770)	(c)	—
Interest and dividends	—	—	—	—	21,712	(c)(e)	21,712
Reimbursement from affiliates	—	—	—	(164)	5,082	(f)	4,918
Other revenue	97	—	97	—	1,210	(c)	1,307
Consolidated Funds revenues	—	—	—	1,809	—		1,809
Total revenues	68,257	154,039	222,296	1,014	(23,731)		199,579
Expenses
Employee compensation and benefits	32,053	98,536	130,589	—	1,376		131,965
Non-compensation expenses—Fixed	19,122	27,237	46,359	—	(46,359)	(c)(d)	—
Non-compensation expenses—Variable	2,481	18,092	20,573	—	(20,573)	(c)(d)	—
Non-compensation expenses	—	—	—	—	64,002	(c)(d)	64,002
Interest and dividends	3,231	66	3,297	—	13,968	(c)(e)	17,265
Reimbursement from affiliates	(3,482)	—	(3,482)	—	3,482	(f)	—
Consolidated Funds expenses	—	—	—	700	—		700
Total expenses	53,405	143,931	197,336	700	15,896		213,932
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	34,391	(c)	34,391
Consolidated Funds net gains (losses)	—	—	—	2,621	5,091		7,712
Total other income (loss)	—	—	—	2,621	39,482		42,103
Income (loss) before income taxes and non-controlling interests	14,852	10,108	24,960	2,935	(145)		27,750
Income taxes expense / (benefit)	—	—	—	—	125	(b)	125
Economic Income (Loss) / Net income (loss) before non-controlling interests	14,852	10,108	24,960	2,935	(270)		27,625
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(6,444)	—	(6,444)	(2,935)	(24)		(9,403)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$8,408	$10,108	$18,516	$—	$(294)		$18,222
(1) For the six months ended June 30, 2014, the Company has reflected $5.6 million of investment income and related compensation expense of $1.8 million within the broker-dealer segment in proportion to that segment's capital.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2013
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$42,737	$42,737	$—	$—		$42,737
Brokerage	—	61,317	61,317	—	(3,196)	(e)	58,121
Management fees	28,750	—	28,750	(597)	(8,962)	(a)	19,191
Incentive income	8,892	—	8,892	—	(4,327)	(a)	4,565
Investment Income	12,138	2,298	14,436	—	(14,436)	(c)	—
Interest and dividends	—	—	—	—	19,842	(c)(e)	19,842
Reimbursement from affiliates	—	—	—	(131)	2,830	(f)	2,699
Other revenue	226	(389)	(163)	—	1,126	(c)	963
Consolidated Funds revenues	—	—	—	330	—		330
Total revenues	50,006	105,963	155,969	(398)	(7,123)		148,448
Expenses
Employee compensation and benefits	22,949	67,911	90,860	—	870		91,730
Non-compensation expenses—Fixed	17,609	27,151	44,760	—	(44,760)	(c)(d)	—
Non-compensation expenses—Variable	2,145	16,569	18,714	—	(18,714)	(c)(d)	—
Non-compensation expenses	—	—	—	—	62,966	(c)(d)	62,966
Interest and dividends	131	65	196	—	13,913	(c)(e)	14,109
Reimbursement from affiliates	(2,830)	—	(2,830)	—	2,830	(f)	—
Consolidated Funds expenses	—	—	—	919	—		919
Total expenses	40,004	111,696	151,700	919	17,105		169,724
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	16,801	(c)	16,801
Consolidated Funds net gains (losses)	—	—	—	3,671	5,405		9,076
Total other income (loss)	—	—	—	3,671	22,206		25,877
Income (loss) before income taxes and non-controlling interests	10,002	(5,733)	4,269	2,354	(2,022)		4,601
Income taxes expense / (benefit)	—	—	—	—	334	(b)	334
Economic Income (Loss) / Net income (loss) before non-controlling interests	10,002	(5,733)	4,269	2,354	(2,356)		4,267
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(4,067)	—	(4,067)	(2,354)	671		(5,750)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$5,935	$(5,733)	$202	$—	$(1,685)		$(1,483)

(1) For the six months ended June 30, 2013, the Company has reflected $2.6 million of investment income and related compensation expense of $0.9 million within the broker-dealer segment in proportion to that segment's capital.

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
(e)    Economic Income (Loss) recognizes stock borrow/loan activity and other brokerage dividends as brokerage revenue
(f)    Reimbursement from affiliates is shown as a reduction of Economic Income expenses, but is included as a part of revenues under US GAAP.
For the three and six months ended June 30, 2014 and 2013, there was no one fund or other customer which represented more than 10% of the Company's total revenues.
19. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution (formerly known as Cowen Capital LLC), ATM USA, and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method, ATM Execution, ATM USA and Cowen Equity Finance are each required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2014, Cowen and Company had total net capital of approximately $70.8 million, which was approximately $69.8 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2014, ATM Execution had total net capital of approximately $3.8 million, which was approximately $3.6 million in excess of its minimum net capital requirement of $250,000. As of June 30, 2014, ATM USA had total net capital of approximately $0.9 million, which was approximately $0.7 million in excess of its minimum net capital requirement of $250,000. As of June 30, 2014, Cowen Equity Finance had total net capital of approximately $14.2 million which was approximately $13.9 million in excess of its minimum net capital requirement of $250,000.
Cowen and Company and ATM Execution are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule. Similarly, ATM USA and Cowen Equity Finance are exempt from the provisions of Rule 15c3-3 under (k)(2)(i).
Proprietary accounts of broker dealers (“PAB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and ATM Execution and the clearing broker, which require, among other things, that the clearing broker performs computations for PAB and segregates certain balances on behalf of Cowen and Company and ATM Execution, if applicable.
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of June 30, 2014, Ramius UK's Financial Resources of $0.36 million exceeded its minimum requirement of $0.12 million by $0.24 million. As of June 30, 2014, CIL's Financial Resources of $3.6 million exceeded its minimum requirement of $2.2 million by $1.4 million.
Cowen and Company (Asia) Limited (“CCAL”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of June 30, 2014, CCAL's Financial Resources of $0.8 million exceeded the minimum requirement of $0.4 million by $0.4 million.
20. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of June 30, 2014 and December 31, 2013, $15.6 million and $18.9 million, respectively, included in fees receivable are earned from related parties.
The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended June 30,

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2014 and 2013, the Company reimbursed the funds it manages $0.4 million and $0.5 million, respectively and $0.8 million and $1.0 million, for the six months ended June 30, 2014 and 2013, respectively, which were recorded net in management fees and incentive income in the accompanying condensed consolidated statements of operations. As of June 30, 2014 and December 31, 2013, related amounts still payable were $1.6 million and $1.7 million, respectively, and were reflected in fees payable in the accompanying condensed consolidated statements of financial condition.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the condensed consolidated statements of financial condition. As of June 30, 2014 and December 31, 2013, loans to employees of $9.1 million and $6.0 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. Of these amounts $6.3 million and $3.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $1.1 million and $0.9 million, respectively, related to amortization of forgivable loans for the three months ended June 30, 2014 and 2013, and $1.9 million and $1.2 million, for the six months ended June 30, 2014 and 2013, respectively. This expense is included in employee compensation and benefits in the condensed consolidated statement of operations. For the three and six months ended June 30, 2014, and 2013, the interest income was insignificant for all loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 5), whereby the Company was able to loan up to $3.0 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly). This loan matured on March 30, 2014 and was fully repaid. As of December 31, 2013, $1.5 million , related to this loan, was included in due from related parties in the accompanying consolidated statement of financial condition. For the three and six months ended June 30, 2014, and 2013, interest charged for this loan was insignificant.
Included in due to related parties is approximately $0.4 million and $0.4 million as of June 30, 2014 and December 31, 2013, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
The Company entered into three real estate loan participation agreements during the six months ended June 30, 2014 with related parties amounting to $50 million. All principle and interest balances were repaid to the Company as of June 30, 2014. Interest earned on these loans was insignificant.
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
In conjunction with the acquisition of Cowen Securities (See Note 2) the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third-party bank prior to the acquisition that closed in March 2013. The value of these loans at June 30, 2014 was $0.3 million.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of June 30, 2014 and December 31, 2013. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
22. Subsequent Events
On July 18, 2014, the Company filed with the SEC an automatic shelf registration statement for the potential offering and sale of debt securities in one or more offerings. The Company intends to offer and sell securities under the registration statement of aggregate initial offering price up to $150 million.
On August 6, 2014, the Company's Board of Directors approved an $11.7 million increase in the Company's share repurchase program (See Note 15) bringing the total remaining shares available for repurchase to $25 million.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

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
Overview
Cowen Group, Inc. (the "Company") is a diversified financial services firm and, together with its consolidated subsidiaries, provides alternative investment management, investment banking, research, and brokerage (including market-making and sales and trading and securities lending services) through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, managed futures funds, fund of funds, real estate and healthcare royalty funds. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including small-cap activism, healthcare royalties, customized solutions, event driven equity, real estate, long/short credit and managed futures. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $11.6 billion of assets under management as of July 1, 2014.
Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in our target sectors ("Target Sectors") which include healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), clean technology, energy, metals and mining, transportation, chemicals and agriculture. We provide research and brokerage services to over 2,000 domestic and international clients seeking to trade securities, principally in our Target Sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.
Certain Factors Impacting Our Business
Our alternative investment business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A (“UniCredit S.p.A”), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a modification agreement, to extend the time period pursuant to which the Company was required to return the bulk of its assets in our funds by the end of 2010. The Company returned a significant portion of the assets during 2010 and as of June 30, 2014, including redemptions effective on July 1, 2014, we have returned approximately $642.7 million to affiliates of UniCredit S.p.A with a remaining investment balance of approximately $106.9 million invested in our investment vehicles, including a fund of funds managed account.

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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of June 30, 2014, we had investments of approximately $95.6 million, $226.8 million, $15.6 million, and $20.5 million in the Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP (“COIL”), Ramius Optimum Investments LLC ("ROIL"), and other investments, respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and ROIL are wholly owned entities managed by Ramius which the Company uses solely for the firm's invested capital.

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
Recent Developments
On July 18, 2014, the Company filed with the SEC an automatic shelf registration statement for the potential offering and sale of debt securities in one or more offerings. The Company intends to offer and sell securities under the registration statement of aggregate initial offering price up to $150 million.

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

•
HealthCare Royalty Partners. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners' funds), management fees for the funds advised by HealthCare Royalty Partners are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of net asset value. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

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

•
Interest and Dividends.  Interest and dividend expense relates primarily to trading activity with respect to the Company's investments and interest expense on cash convertible debt issued during March 2014.

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
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. Deferred tax liabilities that cannot be realized in a similar future time period and thus that cannot offset the Company’s deferred tax assets are not taken into account when calculating the Company’s net deferred tax assets. As of June 30, 2014, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
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
Assets Under Management and Fund Performance
Assets Under Management
Assets under management refer to all of our alternative investment products, solutions and services including hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, managed futures funds, fund of funds, real estate and healthcare royalty funds. Assets under management also include the fair value of assets we manage pursuant to separately managed accounts, collateralized debt obligations for which we are the collateral manager, and, as indicated in the footnotes to the table below, proprietary assets which the Company has invested in these products. Also, as indicated, assets under management for certain products represent committed capital and certain products where the Company owns a portion of the general partners.

As of July 1, 2014, the Company had assets under management of $11.6 billion, a 23.2% increase as compared to assets under management of $9.4 billion as of January 1, 2014. The $2.2 billion increase in assets under management during the six months ended 2014 primarily resulted from $0.8 billion in our alternative solutions product, $0.7 billion related to our healthcare royalty products and $0.8 billion related to our hedge fund products.
The following table is a breakout of total assets under management by platform as of July 1, 2014 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (j)	Alternative Solutions (a) (c) (k)	Ramius Trading Strategies (d) (l)	Real Estate (a) (m)	Healthcare Royalty Partners (e) (f) (n)	Other (g) (o)	Total
	(dollars in millions)
January 1, 2012	$1,917	$2,750	$262	$1,628	$1,473	$2,235	$10,265
Subscriptions	392	1,407	—	—	—	3,163	4,962
Redemptions	(333)	(1,777)	(111)	(95)	—	(5,293)	(7,609)
Performance (h)	373	85	(5)	—	—	—	453
Net Return (i)	19.46%	3.09%	(1.91)%	—%	—%	—%	4.41%
January 1, 2013	2,349	2,465	146	1,533	1,473	105	8,071
Subscriptions	819	1,450	—	222	50	—	2,541
Redemptions	(368)	(792)	(53)	(116)	—	(38)	(1,367)
Performance (h)	368	(187)	1	—	—	—	182
Net Return (i)	15.67%	(7.59)%	0.68%	—%	—%	—%	2.25%
January 1, 2014	3,168	2,936	94	1,639	1,523	67	9,427
Subscriptions	767	733	—	204	683	—	2,387
Redemptions	(224)	(185)	(9)	(181)	—	(10)	(609)
Performance (h)	208	204	—	—	—	—	412
Net Return (i)	6.57%	6.95%	—%	—%	—%	—%	4.37%
July 1, 2014	$3,919	$3,688	$85	$1,662	$2,206	$57	$11,617

(a)
The Company owns between 20% and 55% of the general partners or managing members of the real estate business, the activist business, the long/short credit business (as of July 2013) (the single strategy hedge funds) and the alternative solutions business (as of September 2013).

(b)
These amounts include the Ramius Event Driven Equity Fund and the Company's invested capital of approximately $165.8 million, $155.6 million and $147.3 million as of July 1, 2014, January 1, 2014 and January 1, 2013, respectively.

(c)
These amounts include the Company's invested capital of approximately $2.5 million as of January 1, 2013, respectively. There are no amounts related to the Company's invested capital as of January 1, 2014.

(d)
These amounts include Ramius Trading Strategies Managed Futures Fund and the Company's invested capital of approximately $19.4 million as of January 1, 2013. RTS Global 3X was liquidated on March 31, 2013, therefore, the notional amount of the Company's investment in RTS Global 3X Fund LP is only included in the Company's assets under management as of January 1, 2013 and prior years.

(e)	These amounts include the Company's invested capital of approximately $19.5 million, $16.4 million and $16.0 million as of July 1, 2014, January 1, 2014 and January 1, 2013, respectively.

(f)	This amount reflects committed capital.

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

(j)
The Company’s actively marketed hedge fund products have varying liquidity terms typically ranging from daily to quarterly liquidity with less liquidity applying to certain co-investment vehicles. In 2010, the Company suspended redemption rights with respect to certain hedge funds that are being wound down. The hedge funds that have suspended redemption rights represent approximately 9.53% of the total hedge fund assets under management.

(k)
The Company’s actively marketed alternative solutions products have varying liquidity terms typically ranging from daily to quarterly liquidity. Since 2008, the Company has suspended redemption rights for a number of alternative solutions funds that are being wound down. The alternative solutions funds that have suspended redemption rights represent approximately .35% of the total alternative solutions assets under management.

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
Fund Performance
Financial markets’ performance in the second quarter of 2014 was quite strong when compared to the rather muted results seen during the first three months of the year. In an unusual occurrence, equities, bonds and commodities all gained ground during the quarter. Investor sentiment remained positive despite ongoing issues in Ukraine, conflicts in the Middle East involving the advance of ISIS through Iraq and the Hamas and Israel confrontation, as well as territorial tensions between Japan and China.
For the second quarter of 2014, the Company's hedge fund vehicles have achieved attractive results relative to their respective benchmarks. Corporate credit markets remained strong during the quarter, and as a result the long/short credit fund's performance in the quarter was positive but lagged the Merrill Lynch High Yield II Index due to its hedges and short positions. The activist strategy exceeded the returns generated by the Russell 2000 in the first six months of the year, despite a significant recovery rally in the small cap benchmark during June. The strategy’s long term results continue to outperform the index, despite a substantial lag for our strategy in 2013’s bull market for small cap stocks. The merger arbitrage fund is managed with a focused portfolio that employs credit and option strategies as well as equities. Short term results can deviate from those generated by a broad-based merger arbitrage index such as HFRXMA. The merger arbitrage fund trailed the index in the first quarter, but substantially outperformed in the second quarter. Since inception in 2013, fund's returns have significantly exceeded its benchmark index. While the merger strategy has been able to produce attractive returns in a tough M&A environment, it finds multiple opportunities in large liquid transactions where available arbitrage capital cannot compress spreads and various securities can be utilized in positioning exposures. It is encouraging to note that global M&A reached $1.75 trillion in the first six months of 2014 (Thompson Reuters), an increase of 75% compared to 2013 and the highest level of transactions seen since 2007.
The internally managed multi-strategy funds maintained their focus on capital preservation, while executing opportunistic transactions linked to certain assets in order to make distributions to investors. The liquid alternative mutual funds (offering hedge fund exposures, multi-manager managed futures access, a long volatility strategy and a new event-driven equity fund) also had varying results for the period. The hedge fund exposure vehicle was both renamed (Ramius Hedged Alpha) and reconfigured during the first quarter, changing from a multi-asset replication portfolio to one focused on using customized liquid instruments to provide market-neutral exposure to several equity investment disciplines employed by top hedge fund managers. The fund’s returns during this transition period and the second quarter were slightly negative, but began to reduce the fund’s lag for the year behind its benchmark, investable hedge fund index (HFRXEH). The managed futures fund had a relatively strong quarter in an environment that continues to challenge the asset class, and year to date has slightly underperformed its benchmark CTA index. Equity market volatility continues to erode, and the strategic volatility fund declined marginally for the quarter. In so doing, it surpassed its benchmark, the SPVXMP (S&P 500 VIX Futures Index Series). The Ramius Event-Driven Equity Fund was launched on October 1, 2013. Its goal is to provide equity market returns with lower volatility through a liquid portfolio of selected activist positions, special situations and merger arbitrage. The fund became more fully invested during the first quarter, and due to a significant return in June, has now overtaken its event-driven benchmark (HFRXED), for the year to date and since inception.
In terms of longer-dated investment vehicles, the RCG Longview real estate debt funds were positive for the quarter and year to date through June. The primary real estate equity fund was close to breakeven for the second quarter and marginally higher for 2014. Certain of the debt and equity real estate funds, that are in the process of winding down their investment portfolios have enjoyed substantial recoveries in valuation from the lows of 2009.  In another longer-term alternative asset class, our health care royalty strategy continues to steadily add new investments while exceeding expectations on capital distributions to investors. Given the advanced stage of the investment portfolio, the health care royalty group is in the process of raising assets for their third fund.
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
As of June 30, 2014, the Company's invested capital amounted to a net value of $578.6 million (supporting a long market value of $858 million), representing approximately 108% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of June 30, 2014. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of June 30, 2014 because they are included in various line items of the condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$414.5	77%
Merchant Banking	104.5	20%
Real Estate	59.6	11%
Total	578.6	108%
Stockholders' Equity	$535.0	100%
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

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended June 30,		Period to Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$30,292	$25,571	$4,721	18%
Brokerage	33,311	31,521	1,790	6%
Management fees	9,692	9,698	(6)	—%
Incentive income	2,724	1,954	770	39%
Interest and dividends	12,460	10,521	1,939	18%
Reimbursement from affiliates	3,018	1,214	1,804	149%
Other revenues	752	485	267	55%
Consolidated Funds revenues	653	243	410	169%
Total revenues	92,902	81,207	11,695	14%
Expenses
Employee compensation and benefits	64,404	47,507	16,897	36%
Interest and dividends	10,193	7,489	2,704	36%
General, administrative and other expenses	32,909	31,131	1,778	6%
Consolidated Funds expenses	398	485	(87)	(18)%
Total expenses	107,904	86,612	21,292	25%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	23,037	4,994	18,043	361%
Consolidated Funds net gains (losses)	5,609	3,917	1,692	43%
Total other income (loss)	28,646	8,911	19,735	221%
Income (loss) before income taxes	13,644	3,506	10,138	289%
Income taxes expense (benefit)	46	158	(112)	(71)%
Net income (loss)	13,598	3,348	10,250	306%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	5,216	2,255	2,961	131%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$8,382	$1,093	$7,289	667%
Revenues
Investment Banking
Investment banking revenues increased $4.7 million to $30.3 million for the three months ended June 30, 2014 compared with $25.6 million in the prior year period. During the three months ended June 30, 2014, the Company completed 32 underwriting transactions. During the three months ended June 30, 2013, the Company completed 17 underwriting transactions, three strategic advisory transactions and five debt capital market transactions.
Brokerage
Brokerage revenues increased $1.8 million to $33.3 million for the three months ended June 30, 2014 compared with $31.5 million in the prior year period. This was attributable to a decrease in losses related to the facilitation of customer transactions and an increase in electronic trading revenues. Customer trading volumes across the industry (according to Bloomberg) were essentially flat for the three months ended June 30, 2014 compared to the same period in 2013.
Management Fees
Management fees remained unchanged at $9.7 million for the three months ended June 30, 2014 compared with $9.7 million in the prior year period.

Incentive Income
Incentive income increased $0.7 million to $2.7 million for the three months ended June 30, 2014, compared with $2.0 million in the prior year period. This increase was primarily related to an increase in performance fees from our credit fund and certain alternative solutions products.
Interest and Dividends
Interest and dividends increased $2.0 million to $12.5 million for the three months ended June 30, 2014 compared with $10.5 million in the prior year period. This was primarily attributable to the activity in our stock loan business which began in the fourth quarter of 2012.
Reimbursements from Affiliates
Reimbursements from affiliates increased $1.8 million to $3.0 million for the three months ended June 30, 2014 compared with $1.2 million in the prior year period.
Other Revenues
Other revenues increased $0.3 million to $0.8 million for the three months ended June 30, 2014 compared with $0.5 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.5 million to $0.7 million for the three months ended June 30, 2014 compared with $0.2 million in the prior year period.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $16.9 million to $64.4 million for the three months ended June 30, 2014 compared with $47.5 million in the prior year period. The increase is primarily due to $11.7 million higher revenues during the second quarter of 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio, despite a 2% decline in headcount. The compensation to revenue ratio, based on total revenues only, was 69% for the three months ended June 30, 2014, compared with 59% for the prior year period. The increase in the compensation to revenue ratio resulted from a 36% increase in total compensation combined with a 14% increase in total revenues. The compensation to revenue ratio, including other income (loss), was 53% for the three months ended June 30, 2014, compared with 53% for the prior year period.
Interest and Dividends
Interest and dividend expenses increased $2.7 million to $10.2 million for the three months ended June 30, 2014 compared with $7.5 million in the prior year period. Interest and dividend expenses relates to trading activity with respect to the Company's investments, activity in our stock loan business and interest on debt. The increase primarily relates to the cash convertible debt issued during the first quarter of 2014.
General, Administrative and Other Expenses
General, administrative and other expenses increased $1.8 million to $32.9 million for the three months ended June 30, 2014 compared with $31.1 million in the prior year period. This was primarily due to an increase in client services and business development (which are variable expenses) related to higher revenues partially offset by various firm-wide efforts to reduce fixed expenses.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.1 million to $0.4 million for the three months ended June 30, 2014 compared with $0.5 million for the prior year period.
Other Income (Loss)
Other income (loss) increased $19.7 million to $28.6 million for the three months ended June 30, 2014 compared with $8.9 million in the prior year period. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including our activist, event and equities strategies, as well as increases in performance in our other investments. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.

Income Taxes
Income tax benefit decreased $0.1 million to $0.1 million three months ended June 30, 2014 compared with an income tax expense of $0.2 million in the prior year period. The Company’s tax expense decreased primarily because the Company’s foreign subsidiaries recorded lower foreign taxes resulting from decreased pre-tax income.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $2.9 million to $5.2 million for the three months ended June 30, 2014 compared with $2.3 million in the prior year period. The period over period change was primarily the result of an extension of the partnership agreement relating to our alternative solutions business which resulted in a profit split and therefore more allocations of income to non-controlling interest holders and increased non-controlling interest income related to the credit business.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Condensed Consolidated Statements of Operations
	Six Months Ended June 30,		Period to Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$79,854	$42,737	$37,117	87%
Brokerage	66,141	58,121	8,020	14%
Management fees	18,616	19,191	(575)	(3)%
Incentive income	5,222	4,565	657	14%
Interest and dividends	21,712	19,842	1,870	9%
Reimbursement from affiliates	4,918	2,699	2,219	82%
Other revenues	1,307	963	344	36%
Consolidated Funds revenues	1,809	330	1,479	448%
Total revenues	199,579	148,448	51,131	34%
Expenses
Employee compensation and benefits	131,965	91,730	40,235	44%
Interest and dividends	17,265	14,109	3,156	22%
General, administrative and other expenses	64,002	62,966	1,036	2%
Consolidated Funds expenses	700	919	(219)	(24)%
Total expenses	213,932	169,724	44,208	26%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	34,391	16,801	17,590	105%
Consolidated Funds net gains (losses)	7,712	9,076	(1,364)	(15)%
Total other income (loss)	42,103	25,877	16,226	63%
Income (loss) before income taxes	27,750	4,601	23,149	503%
Income taxes expense (benefit)	125	334	(209)	(63)%
Net income (loss)	27,625	4,267	23,358	547%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	9,403	5,750	3,653	64%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$18,222	$(1,483)	$19,705	NM
Revenues
Investment Banking
Investment banking revenues increased $37.2 million to $79.9 million for the six months ended June 30, 2014 compared with $42.7 million in the prior year period. During the six months ended June 30, 2014, the Company completed 73 underwriting transactions, three strategic advisory transactions and three debt capital market transactions. During the six months ended June 30, 2013, the Company completed 29 underwriting transactions, five strategic advisory transactions and seven debt capital market transactions.

Brokerage
Brokerage revenues increased $8.0 million to $66.1 million for the six months ended June 30, 2014 compared with $58.1 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volume which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman (subsequently renamed to Cowen Securities) during the first quarter of 2013. Losses due to the facilitation of customer transactions decreased approximately $3.0 million year over year and electronic trading revenues increased. Customer trading volumes across the industry (according to Bloomberg) increased 6% for the six months ended June 30, 2014 compared to the prior year period.
Management Fees
Management fees decreased $0.6 million to $18.6 million for the six months ended June 30, 2014 compared with $19.2 million in the prior year period.
Incentive Income
Incentive income increased $0.6 million to $5.2 million for the six months ended June 30, 2014, compared with $4.6 million in the prior year period.
Interest and Dividends
Interest and dividends increased $1.9 million to $21.7 million for the six months ended June 30, 2014 compared with $19.8 million in the prior year period.
Reimbursements from Affiliates
Reimbursements from affiliates increased $2.2 million to $4.9 million for the six months ended June 30, 2014 compared with $2.7 million in the prior year period.
Other Revenues
Other revenues increased $0.3 million to $1.3 million for the six months ended June 30, 2014 compared with $1.0 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues increased $1.5 million to $1.8 million for the six months ended June 30, 2014 compared with $0.3 million in the prior year period. This increase is attributable to the consolidation of Merger Fund during 2013.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $40.3 million to $132.0 million for the six months ended June 30, 2014 compared with $91.7 million in the prior year period. The increase is primarily due to $51.1 million higher revenues during the first half of 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio, despite a 2% decline in head count. The compensation to revenue ratio, based on total revenues only, was 66% for the six months ended June 30, 2014, compared with 62% in the prior year period. The compensation to revenue ratio, including other income (loss), was 55% for the six months ended June 30, 2014, compared with 53% in the prior year period.
Interest and Dividends
Interest and dividend expenses increased $3.2 million to $17.3 million for the six months ended June 30, 2014 compared with $14.1 million in the prior year period. Interest and dividends expenses relate to trading activity with respect to the Company's investments, activity in our stock loan business and interest on debt. The increase primarily relates to the convertible debt issued during the first quarter of 2014.
General, Administrative and Other Expenses
General, administrative and other expenses increased $1.0 million to $64.0 million for the six months ended June 30, 2014 compared with $63.0 million in the prior year period. This was primarily due to higher professional fees related to the debt issuance during the first quarter of 2014 and an increase in client services and business development (which are variable expenses) related to higher revenues partially offset by various firm-wide efforts to reduce fixed expenses.

Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.2 million to $0.7 million for the six months ended June 30, 2014 compared with $0.9 million in the prior year period.
Other Income (Loss)
Other income (loss) increased $16.2 million to $42.1 million for the six months ended June 30, 2014 compared with $25.9 million in the prior year period. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including activist and equities, and increases in performance in our other investments.  The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense decreased $0.2 million to $0.1 million for the six months ended June 30, 2014 compared with $0.3 million in the prior year period. The Company’s tax expense decreased primarily because the Company’s foreign subsidiaries recorded lower foreign taxes resulting from decreased pre-tax income.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased $3.6 million to $9.4 million for the six months ended June 30, 2014 compared with $5.8 million in the prior year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities. The period over period change was primarily from the result of an extension of the partnership agreement relating to our alternative solutions business which resulted in a profit split and therefore more allocations of income to non-controlling interest holders plus additional non-controlling interests related to the consolidation of the Merger Fund in the second quarter of 2013.
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, and (ii) excludes certain other acquisition-related and/or reorganization expenses. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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
Economic Income (Loss) Expenses
The Company's Economic Income expenses consist of compensation and benefits, non-compensation expenses—fixed and non-compensation expenses—variable and interest expense, less reimbursement from affiliates.
Non-controlling Interests
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
For the three months ended June 30, 2014 and 2013, the Company's alternative investment segment includes hedge funds, replication products, liquid alternative premia products, customized solutions, mutual funds, managed futures fund, fund of funds, real estate and healthcare royalty funds operating results and other investment platforms operating results.
For the three months ended June 30, 2014 and 2013, the Company's broker-dealer segment includes investment banking, research and brokerage businesses' operating results.

	Economic Income (Loss)
	Three Months Ended June 30,
	2014			2013			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$30,292	$30,292	$—	$25,571	$25,571	$4,721	18%
Brokerage	25	35,027	35,052	—	33,300	33,300	1,752	5%
Management fees	16,166	—	16,166	14,606	—	14,606	1,560	11%
Incentive income (loss)	8,193	—	8,193	3,765	—	3,765	4,428	118%
Investment income (loss)	16,632	4,964	21,596	3,834	(271)	3,563	18,033	506%
Other revenues	140	102	242	114	164	278	(36)	(13)%
Total economic income revenues	41,156	70,385	111,541	22,319	58,764	81,083	30,458	38%
Economic Income Expenses
Compensation and benefits	18,666	44,966	63,632	9,723	37,303	47,026	16,606	35%
Non-compensation expenses—Fixed	10,228	13,316	23,544	8,471	13,885	22,356	1,188	5%
Non-compensation expenses—Variable	1,732	9,404	11,136	1,139	8,850	9,989	1,147	11%
Interest expense	2,622	32	2,654	50	22	72	2,582	NM
Reimbursement from affiliates	(1,756)	—	(1,756)	(1,411)	—	(1,411)	(345)	24%
Total economic income expenses	31,492	67,718	99,210	17,972	60,060	78,032	21,178	27%
Net economic income (loss) (before non-controlling interest)	9,664	2,667	12,331	4,347	(1,296)	3,051	9,280	304%
Non-controlling interest	(3,818)	—	(3,818)	(1,581)	—	(1,581)	(2,237)	141%
Economic income (loss)	$5,846	$2,667	$8,513	$2,766	$(1,296)	$1,470	$7,043	479%
(a) For the three months ended June 30, 2014 and 2013, the Company has reflected $5.7 million and $0.3 million of investment income, respectively, and related compensation expense of $1.9 million and $0.1 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $111.5 million for the three months ended June 30, 2014, an increase of $30.4 million compared to Economic Income (Loss) revenues of $81.1 million in the prior year period. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues. The increase was primarily related to an increase in investment banking and brokerage revenues in addition to increased revenue from the alternative investment business.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $41.2 million for the three months ended June 30, 2014, an increase of $18.9 million compared to Economic Income (Loss) revenues of $22.3 million in the prior year period.
Management Fees.    Management fees for the segment increased $1.6 million to $16.2 million for the three months ended June 30, 2014 compared with $14.6 million in the prior year period. This increase was primarily related to an increase in management fees for our activist funds.
Incentive Income (Loss).    Incentive income for the segment increased $4.4 million to $8.2 million for the three months ended June 30, 2014 compared with $3.8 million in the prior year period. This increase was primarily related to an increase in performance fees from our credit and activist funds.
Investment Income (Loss).    Investment income for the segment increased $12.8 million to $16.6 million for the three months ended June 30, 2014, compared with $3.8 million in the prior year period. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including our activist, event and equities strategies, as well as increases in performance in our other investments.

Other Revenues.    Other revenues for the segment remained unchanged at $0.1 million for the three months ended June 30, 2014, compared with the prior year period.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $70.4 million for the three months ended June 30, 2014, an increase of $11.6 million compared with Economic Income (Loss) revenues of $58.8 million in the prior year period.
Investment Banking.    Investment banking revenues increased $4.7 million to $30.3 million for the three months ended June 30, 2014 compared with $25.6 million in the prior year period. During the three months ended June 30, 2014, the Company completed 32 underwriting transactions. During the three months ended June 30, 2013, the Company completed 17 underwriting transactions, three strategic advisory transactions and five debt capital market transactions.
Brokerage.    Brokerage revenues increased $1.7 million to $35.0 million for the three months ended June 30, 2014, compared with $33.3 million in the prior year period. This was attributable to a decrease in losses related to the facilitation of customer transactions and an increase in electronic trading revenues. Customer trading volumes across the industry (according to Bloomberg) were essentially flat for the three months ended June 30, 2014 compared to the same period in 2013.
Investment Income (Loss).    Investment income for the segment increased $5.3 million to $5.0 million for the three months ended June 30, 2014 compared with a loss of $0.3 million in the prior year period. The increase is a result of a increase in overall investment income available for allocation.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $16.6 million to $63.6 million for the three months ended June 30, 2014, compared with $47.0 million in the prior year period. The increase is due to $30.4 million higher revenues during the second quarter of 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio, despite a 2% decline in headcount. The compensation to revenue ratio was 57% for the three months ended June 30, 2014, compared to 58% for the prior year period.
Compensation and benefits expenses for the alternative investment segment increased $9.0 million to $18.7 million for the three months ended June 30, 2014 compared with $9.7 million in the prior year period. The compensation to revenue ratio was 45% for the three months ended June 30, 2014, compared to 44% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $7.7 million to $45.0 million for the three months ended June 30, 2014 compared with $37.3 million in the prior year period. The compensation to revenue ratio was 64% for three months ended June 30, 2014 compared with 63% for the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $1.1 million to $23.5 million for the three months ended June 30, 2014 compared with $22.4 million in the prior year period. This increase was primarily due to higher professional fees related to the debt issuance during the first quarter of 2014 partially offset with various firm-wide efforts to reduce fixed expenses.
Fixed non-compensation expenses for the alternative investment segment increased $1.7 million to $10.2 million for the three months ended June 30, 2014 compared with $8.5 million in the prior year period. Fixed non-compensation expenses for the broker-dealer segment decreased $0.6 million to $13.3 million for the three months ended June 30, 2014 compared with $13.9 million in the prior year period.

The following table shows the components of the non-compensation expenses—fixed, for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$3,023	$2,809	$214	8%
Professional, advisory and other fees	3,417	2,341	1,076	46%
Occupancy and equipment	5,850	6,238	(388)	(6)%
Depreciation and amortization	2,380	2,601	(221)	(8)%
Service fees	2,084	2,678	(594)	(22)%
Expenses from equity investments	3,763	3,207	556	17%
Other	3,027	2,482	545	22%
Total	$23,544	$22,356	$1,188	5%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $1.1 million to $11.1 million for the three months ended June 30, 2014 compared with $10.0 million in the prior year period. Marketing and business development expenses have increased due to increased marketing activity firm wide.
The following table shows the components of the non-compensation expenses—variable, for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$4,845	$5,076	$(231)	(5)%
HealthCare Royalty Partners syndication costs	63	—	63	NM
Expenses related to Luxembourg reinsurance companies	776	516	260	50%
Marketing and business development	5,452	4,397	1,055	24%
Total	$11,136	$9,989	$1,147	11%
Interest expense.    Interest expense, which primarily relates to debt issued during the first quarter of 2014, increased $2.6 million to $2.7 million for the three months ended June 30, 2014 compared with $0.1 million in the prior year period.
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment increased $0.4 million at $1.8 million for the three months ended June 30, 2014 compared with $1.4 million in the prior year period.
Non-Controlling Interest.    Income (loss) attributable to redeemable non-controlling interests increased by $2.2 million to $3.8 million for the three months ended June 30, 2014 compared with $1.6 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors. The period over period increase was the result of an extension of the partnership agreement relating to our alternative solutions business which resulted in a profit split and therefore more allocations of income to non-controlling interest holders.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

	Economic Income (Loss)
	Six Months Ended June 30,
	2014			2013			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$79,854	$79,854	$—	$42,737	$42,737	$37,117	87%
Brokerage	25	69,376	69,401	—	61,317	61,317	8,084	13%
Management fees	30,255	—	30,255	28,750	—	28,750	1,505	5%
Incentive income (loss)	12,919	—	12,919	8,892	—	8,892	4,027	45%
Investment income (loss)	24,961	4,809	29,770	12,138	2,298	14,436	15,334	106%
Other income (loss)	97	—	97	226	(389)	(163)	260	(160)%
Total economic income revenues	68,257	154,039	222,296	50,006	105,963	155,969	66,327	43%
Economic Income Expenses
Compensation and benefits	32,053	98,536	130,589	22,949	67,911	90,860	39,729	44%
Non-compensation expenses—Fixed	19,122	27,237	46,359	17,609	27,151	44,760	1,599	4%
Non-compensation expenses—Variable	2,481	18,092	20,573	2,145	16,569	18,714	1,859	10%
Interest expense	3,231	66	3,297	131	65	196	3,101	NM
Reimbursement from affiliates	(3,482)	—	(3,482)	(2,830)	—	(2,830)	(652)	23%
Total economic income expenses	53,405	143,931	197,336	40,004	111,696	151,700	45,636	30%
Net economic income (loss) (before non-controlling interest)	14,852	10,108	24,960	10,002	(5,733)	4,269	20,691	485%
Non-controlling interest	(6,444)	—	(6,444)	(4,067)	—	(4,067)	(2,377)	58%
Economic income (loss)	$8,408	$10,108	$18,516	$5,935	$(5,733)	$202	$18,314	NM
(a) For the six months ended June 30, 2014, the Company has reflected $5.6 million of investment income and related compensation expense of $1.8 million within the broker-dealer segment in proportion to its capital. For the six months ended June 30, 2013, the Company has reflected $2.6 million of investment income, and related compensation expense of $0.9 million within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $222.3 million for the six months ended June 30, 2014, an increase of $66.3 million compared to Economic Income (Loss) revenues of $156.0 million in the prior year period. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues. The increase was primarily related to an increase in investment banking and brokerage revenues offset partially by a decrease in investment income.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $68.3 million for the six months ended June 30, 2014, an increase of $18.3 million compared to Economic Income (Loss) revenues of $50.0 million in the prior year period.
Management Fees.    Management fees for the segment increased $1.5 million to $30.3 million for the six months ended June 30, 2014 compared with $28.8 million in the prior year period. This increase was primarily related to an increase in management fees for our activist funds.
Incentive Income (Loss).    Incentive income for the segment increased $4.0 million to $12.9 million for the six months ended June 30, 2014 compared with $8.9 million in the prior year period. This increase was primarily related to an increase in performance fees from our activist funds.
Investment Income (Loss).    Investment income for the segment increased $12.9 million to $25.0 million for the six months ended June 30, 2014 compared with$12.1 million in the prior year period. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including activist and equities, and increases in performance in our other investments.
Other Income (Loss).    Other income (loss) for the segment decreased $0.1 million to $0.1 million for the six months ended June 30, 2014, compared with $0.2 million in the prior year period.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $154.0 million for the six months ended June 30, 2014, an increase of $48.0 million compared with Economic Income (Loss) revenues of $106.0 million in the prior year.
Investment Banking.    Investment banking revenues increased $37.2 million to $79.9 million for the six months ended June 30, 2014 compared with $42.7 million in the prior year period. During the six months ended June 30, 2014, the Company completed 73 underwriting transactions, three strategic advisory transactions and three debt capital market transactions. During the six months ended June 30, 2013, the Company completed 29 underwriting transactions, five strategic advisory transactions and seven debt capital market transactions.
Brokerage.    Brokerage revenues increased $8.1 million to $69.4 million for the six months ended June 30, 2014, compared with $61.3 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volume which was partially related to an increase in stocks covered due to the Company's acquisition of Dahlman (subsequently renamed to Cowen Securities) during the first quarter of 2013. Losses due to the facilitation of customer transactions decreased approximately $3.0 million year over year and electronic trading revenues increased. Customer trading volumes across the industry (according to Bloomberg) increased 6% for the six months ended June 30, 2014 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $2.5 million to an income of $4.8 million for the six months ended June 30, 2014, compared with income of $2.3 million in the prior year period. The increase is a result of an increase in overall investment income available for allocation.
Other Income (Loss).    There was no other income (loss) for the segment for the six months ended June 30, 2014, compared with a loss of $0.4 million in the prior year period.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $39.7 million to $130.6 million for the six months ended June 30, 2014, compared with $90.9 million in the prior year period. The increase is due to $66.3 million higher revenues during the first half of 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio, despite a 2% decline in head count. The compensation to revenue ratio was 59% for the six months ended June 30, 2014, compared to 58% for the prior year period.
Compensation and benefits expenses for the alternative investment segment increased $9.2 million to $32.1 million for the six months ended June 30, 2014 compared with $22.9 million in the prior year period. The compensation to revenue ratio was 47% for the six months ended June 30, 2014, compared to 46% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $30.6 million to $98.5 million for the six months ended June 30, 2014 compared with $67.9 million in the prior year period. The increase is due to $48.0 million higher revenues during 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 64% for six months ended June 30, 2014 compared with 64% for 2013.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $1.6 million to $46.4 million for the six months ended June 30, 2014 compared with $44.8 million in the prior year period. This increase was primarily due to higher professional fees related to the debt issuance during the first quarter of 2014 partially offset with various firm-wide efforts to reduce fixed expenses.
Fixed non-compensation expenses for the alternative investment segment increased $1.5 million to $19.1 million for the six months ended June 30, 2014 compared with $17.6 million in the prior year period. Fixed non-compensation expenses for the broker-dealer segment remained unchanged at $27.2 million for the six months ended June 30, 2014 compared with $27.2 million in the prior year period.

The following table shows the components of the non-compensation expenses—fixed, for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$6,267	$5,815	$452	8%
Professional, advisory and other fees	6,680	5,413	1,267	23%
Occupancy and equipment	11,889	11,593	296	3%
Depreciation and amortization	4,757	5,142	(385)	(7)%
Service fees	4,224	5,224	(1,000)	(19)%
Expenses from equity investments	6,894	6,604	290	4%
Other	5,648	4,969	679	14%
Total	$46,359	$44,760	$1,599	4%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $1.9 million to $20.6 million for the six months ended June 30, 2014 compared with $18.7 million in the prior year period. Marketing and business development expenses have increased due to increased marketing activity firm wide.
The following table shows the components of the non-compensation expenses—variable, for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$9,456	$9,424	$32	—%
HealthCare Royalty Partners syndication costs	63	—	63	NM
Expenses related to Luxembourg reinsurance companies	1,177	1,032	145	14%
Marketing and business development	9,877	8,258	1,619	20%
Total	$20,573	$18,714	$1,859	10%
Interest expense.    Interest expense, which primarily relates to debt issued during the first quarter of 2014, increased $3.1 million to $3.3 million for the six months ended June 30, 2014 compared with $0.2 million in the prior year period.
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, increased $0.7 million to $3.5 million for the six months ended June 30, 2014 compared with $2.8 million in the prior year period.
Non-Controlling Interest.    Income (loss) attributable to redeemable non-controlling interests increased by $2.3 million to $6.4 million for the six months ended June 30, 2014 compared with $4.1 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors. The period over period increase was the result of an extension of the partnership agreement relating to our alternative solutions business which resulted in a profit split and therefore more allocations of income to non-controlling interest holders.
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

Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2014, we had cash and cash equivalents of $75.0 million and net liquid investment assets of $405.5 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of June 30, 2014 and December 31, 2013 were $7.6 million and $12.1 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $0.8 million and $2.3 million as of June 30, 2014 and June 30, 2013, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.1 million and $0.3 million, respectively.
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
As of June 30, 2014, the Company had unfunded commitments of $11.5 million pertaining to capital commitments in two real estate investments held by the Company, both of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partner, has committed to invest $43.7 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through June 30, 2014, the Company has funded $32.9 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of June 30, 2014, has funded $0.7 million towards this commitment. As of June 30, 2014, the Company has an unfunded commitment to Formation 8 Partners Fund I LP of $5.5 million. The remaining capital commitment is expected to be called over a four year period.
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
As registered broker-dealers, Cowen and Company, ATM Execution (formerly known as Cowen Capital LLC), ATM USA, and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method, ATM Execution, ATM USA and Cowen Equity Finance are each required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2014, Cowen and Company had total net capital of approximately $70.8 million, which was approximately $69.8 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2014, ATM Execution had total net capital of approximately $3.8 million, which was approximately $3.6 million in excess of its minimum net capital requirement of $250,000. As of June 30, 2014, ATM USA had total net capital of approximately $0.9 million, which was approximately $0.7 million in excess of its minimum net capital requirement of $250,000. As of June 30, 2014, Cowen Equity Finance had total net capital of approximately $14.2 million which was approximately $13.9 million in excess of its minimum net capital requirement of $250,000.
Cowen and Company and ATM Execution are exempt from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule. Similarly, ATM USA and Cowen Equity Finance are exempt from the provisions of Rule 15c3-3 under (k)(2)(i).
Proprietary accounts of broker dealers (“PAB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and ATM Execution and the clearing broker, which require, among other things, that the clearing broker performs computations for PAB and segregates certain balances on behalf of Cowen and Company and ATM Execution, if applicable.
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of June 30, 2014, Ramius UK's Financial Resources of $0.36 million exceeded its minimum requirement of $0.12 million by $0.24 million. As of June 30, 2014, CIL's Financial Resources of $3.6 million exceeded its minimum requirement of $2.2 million by $1.4 million.
Cowen and Company (Asia) Limited (“CCAL”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of June 30, 2014, CCAL's Financial Resources of $0.8 million exceeded the minimum requirement of $0.4 million by $0.4 million.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of June 30, 2014, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of December 31, 2013. The Company does not hold any Repurchase Agreements as of June 30, 2014.
There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The Company held no securities purchased under agreements to resell or securities sold under agreements to repurchase as of June 30, 2014. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of December 31, 2013:

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
Operating Activities.    Net cash used in operating activities of $87.7 million for the six months ended June 30, 2014 was primarily related to purchase securities partially offset by an increase in cash held at other brokers. Net cash provided by operating activities of $105.1 million for the six months ended June 30, 2013 was predominately related to proceeds from sales of securities owned and securities sold which were owned by the Company only partially offset by purchases of securities owned and payments to cover securities sold and cash received related to an decrease in cash held at other brokers offset partially by cash used to pay for year end bonuses and a decrease in payable to brokers.
Investing Activities.    Net cash used in investing activities of $37.2 million for the six months ended June 30, 2014 was primarily related to the cash convertible note economic hedge transaction. Net cash provided by investing activities of $10.6 million for the six months ended June 30, 2013was primarily related to the proceeds from sales of other investments offset partially by contingent liability payments related to an acquisition completed in 2012.
Financing Activities.    Net cash provided by financing activities for the six months ended June 30, 2014 of $145.2 million was primarily related to the issuance of cash convertible notes.  Net cash used in financing activities for the six months ended June 30, 2013 of $162.4 million was primarily related to repurchase agreement activity.

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
The Company recorded interest expense related to the coupon of $1.1 million and $1.4 million for the three and six months ended June 30, 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount for the three and six months ended June 30, 2014, included within interest expense in the accompanying condensed consolidated statements of operations, was $1.4 million, and $1.8 million, respectively, based on an effective interest rate of 8.89%. The Convertible Notes are classified as Level 2 valuations. As of June 30, 2014 the estimated fair value of the Convertible Notes, which includes the conversion option, was $157.4 million, and is based on the last quoted price of the Convertible Notes on June 30, 2014. The carrying amount of the debt as of June 30, 2014 was $115.5 million net of the unamortized discount of $34.0 million. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying condensed consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of June 30, 2014, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction which increases the effective conversion price to $7.18, and approximately $340,000 was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
During January 2014, the Company borrowed $2.0 million to fund insurance premium payments. This note bears interest at 1.55% and is due on December 1, 2014, with monthly payment requirements of $0.2 million. As of June 30, 2014, the outstanding balance on this note payable was $0.9 million. Interest expense for the three and six months ended June 30, 2014 was insignificant.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amount to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of June 30, 2014, the remaining balance on these capital leases was $4.6 million. Interest expense was $0.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.
Letter of Credit
As of June 30, 2014, the Company has the following six irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, with respect to which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 2015
Boston	$382	March 2015
New York	$892	September 2014
New York	$4,497	December 2014
New York	$1,000	February 2015
New York	$1,861	June 2015
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2014 and December 31, 2013, there were no amounts due related to these letters of credit.
Contractual Obligations
During the first quarter of 2014 the Company entered into a new obligation for convertible debt and the associated interest payments. Payments, representing interest only, over the remainder of 2014 are $2.3 million.  Payments, representing interest only, during 2015 through 2017 are $13.2 million.  Principle and interest payments from 2018 through maturity of March 15, 2019 are $156.1 million.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of June 30, 2014. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In conjunction with the acquisition of Cowen Securities the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third-party bank prior to the acquisition that closed in March 2013. The value of these loans at June 30, 2014 was $0.3 million.
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

Securities— Securities with values based on quoted market prices in active markets for identical assets are classified within level 1 of the fair value hierarchy. These securities include active listed equities, certain U.S. government and sovereign obligations, ETF's and certain money market securities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Certain positions for which trading activity may not be readily visible, consisting primarily of convertible debt, corporate debt and loans, are stated at fair value and classified within level 2 of the fair value hierarchy. The estimated fair values assigned by management are determined in good faith and are based on available information considering, trading activity, broker quotes, quotations provided by published pricing services, counterparties and other market participants, and pricing models using quoted inputs, and do not necessarily represent the amounts which might ultimately be realized. As level 2 investments include positions that are not always traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability.
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

•
HealthCare Royalty Partners. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners' funds), management fees for the funds advised by HealthCare Royalty Partners are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of net asset value. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. The condensed consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 13 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2014 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3. "New accounting pronouncements" in our accompanying condensed condensed consolidated financial statements for the quarter ended June 30, 2014 and "Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 3, 2014.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and six months ended June 30, 2014, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.

Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2014.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three and six months ended June 30, 2014.
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
In accordance with GAAP, the Company establishes reserves for contingencies when the Company believes that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. The Company discloses a contingency if there is at least a reasonable possibility that a loss may have been incurred and there is no reserve for the loss because the conditions above are not met. The Company's disclosure includes an estimate of the reasonably possible loss or range of loss for those matters, for which an estimate can be made. Neither a reserve nor disclosure is required for losses that are deemed remote.
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
There have been no developments with respect to the Company’s legal proceedings that occurred during the six months ended June 30, 2014.

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
Our total consolidated indebtedness consists of convertible debt and short-term borrowings and other liabilities of our subsidiaries (excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with US GAAP) to which the convertible notes are structurally subordinated.
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
We will settle conversions of the notes entirely in cash. Accordingly, the conversion option that is part of our convertible notes is accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. In general, this results in an initial valuation of the conversion option, which is bifurcated from the debt component of our convertible notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of our convertible notes, which will result in an effective interest rate reported in our financial statements significantly in excess of the stated coupon rate of our convertible notes. This accounting treatment will reduce our earnings and could adversely affect the price at which our Class A common stock trades, but it will not affect the amount of cash interest paid to holders of our convertible notes or our cash flows.
For each financial statement period after issuance of our convertible notes, a hedge gain (or loss) will be reported in our Consolidated Statements of Operations to the extent the valuation of the conversion option changes from the previous period. The cash convertible note economic hedge transaction we entered into in connection with the issuance of our convertible notes will also be accounted for as a derivative instrument, offsetting the gain (or loss) associated with changes to the valuation of the conversion option. Although we do not expect there to be a material net impact to our financial statements as a result of our issuing our convertible notes and entering into the cash convertible note economic hedge transaction, we cannot assure you that these transactions will be completely offset, which may result in volatility to our financial statements.
Item 2.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
The Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $60.0 million (increased in August 2014 by $11.3 million to $71.3 million) of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended June 30, 2014, through the share repurchase program, the Company repurchased 1,975,774 shares of Cowen Class A common stock at an average price of $3.99 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (April 1, 2014 – April 30, 2014)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	17,778	$4.41	—	—
Total	17,778

Month 2 (May 1, 2014 – May 31, 2014)
Common stock repurchases(1)	1,678,555	$3.97	—	—	(3)
Employee transactions(2)	284,526	$3.83	—	—
Total	1,963,081

Month 3 (June 1, 2014 – June 30, 2014)
Common stock repurchases(1)	297,219	$4.10	—	—	(3)
Employee transactions(2)	547,227	$4.13	—	—
Total	844,446

Total (April 1, 2014 – June 30, 2014)
Common stock repurchases(1)	1,975,774	$3.99	—	—	(3)
Employee transactions(2)	849,531	$4.04	—	—
Total	2,825,305	$4.01

(1)
The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $60.0 million (increased in August 2014 by $11.3 million to $71.3 million) of the Company's outstanding common stock.

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

COWEN GROUP, INC.
		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer and President (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	August 7, 2014	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
10.1	Letter Amendment between Cowen Group, Inc. and Peter Cohen dated June 2, 2014 (previously filed as Exhibit 10.1 to Form 8-K filed on June 4, 2014)
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

E - 1