Form 10-Q
period 2014-09-30
COWEN GROUP, INC.
filed 2014-11-06
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
As of November 5, 2014 there were 113,635,176 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended September 30, 2014.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2014 and 2013. The Consolidated Financial Statements as of December 31, 2013 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of September 30, 2014	As of December 31, 2013
Assets
Cash and cash equivalents	$66,166	$54,720
Cash collateral pledged	8,862	10,907
Securities owned, at fair value	660,602	311,039
Receivable on derivative contracts, at fair value	35,966	10,075
Securities borrowed	2,321,556	927,773
Other investments	130,584	99,483
Receivable from brokers	95,149	66,980
Fees receivable, net of allowance	43,566	45,067
Due from related parties	29,716	26,910
Fixed assets, net of accumulated depreciation and amortization of $24,437 and $21,853, respectively	27,390	26,999
Goodwill	37,240	37,240
Intangible assets, net of accumulated amortization of $26,189 and $26,610, respectively	9,985	12,094
Other assets	26,622	17,561
Consolidated Funds
Cash and cash equivalents	368	2,048
Other investments	197,001	187,480
Other assets	691	5,624
Total Assets	$3,691,464	$1,842,000
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$209,089	$130,954
Securities sold under agreement to repurchase	—	3,657
Payable for derivative contracts, at fair value	31,369	7,674
Securities loaned	2,324,682	918,577
Payable to brokers	246,797	75,420
Compensation payable	66,140	51,807
Short-term borrowings and other debt	4,608	2,564
Convertible debt	117,031	—
Fees payable	10,164	6,324
Due to related parties	413	382
Accounts payable, accrued expenses and other liabilities	50,774	45,290
Consolidated Funds
Capital withdrawals payable	—	5,222
Accounts payable, accrued expenses and other liabilities	94	549
Total Liabilities	3,061,161	1,248,420
Commitments and Contingencies (Note 13)
Redeemable non-controlling interests	91,429	85,814
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 135,143,171 shares issued and 113,634,803 outstanding as of September 30, 2014 and 130,900,182 shares issued and 115,026,633 outstanding as of December 31, 2013, respectively (including 424,479 and 482,522 restricted shares, respectively)	1,160	1,160
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	766,961	737,341
(Accumulated deficit) retained earnings	(158,498)	(183,243)
Accumulated other comprehensive income (loss)	272	592
Less: Class A common stock held in treasury, at cost, 21,508,368 and 15,873,549 shares, respectively	(71,021)	(48,084)
Total Stockholders' Equity	538,874	507,766
Total Liabilities and Stockholders' Equity	$3,691,464	$1,842,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Investment banking	$45,799	$27,694	$125,653	$70,431
Brokerage	34,334	28,462	100,475	86,583
Management fees	9,796	9,327	28,412	28,518
Incentive income	(837)	2,521	4,385	7,086
Interest and dividends	13,725	10,969	35,437	30,905
Reimbursement from affiliates	2,473	2,175	7,391	6,451
Other revenues	1,120	556	2,427	1,519
Consolidated Funds
Interest and dividends	642	255	1,783	414
Other revenues	49	190	717	267
Total revenues	107,101	82,149	306,680	232,174
Expenses
Employee compensation and benefits	65,806	53,614	197,771	145,344
Floor brokerage and trade execution	5,125	5,421	16,638	17,669
Interest and dividends	12,429	6,281	29,694	20,886
Professional, advisory and other fees	4,621	4,022	12,596	10,878
Service fees	1,933	2,351	6,161	7,615
Communications	3,286	3,481	9,554	9,991
Occupancy and equipment	6,650	6,752	19,371	19,019
Depreciation and amortization	2,274	2,624	7,036	7,786
Client services and business development	6,577	3,493	16,726	12,251
Other expenses	3,364	3,248	9,750	8,785
Consolidated Funds
Interest and dividends	218	96	517	157
Professional, advisory and other fees	348	230	622	717
Floor brokerage and trade execution	1	91	7	196
Other expenses	68	33	189	167
Total expenses	112,700	91,737	326,632	261,461
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	13,836	14,680	48,227	30,507
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	532	3,096	8,474	11,274
Net realized and unrealized gains (losses) on derivatives	1,899	(32)	1,688	430
Net gains (losses) on foreign currency transactions	2	168	(17)	1
Total other income (loss)	16,269	17,912	58,372	42,212
Income (loss) before income taxes	10,670	8,324	38,420	12,925
Income tax expense (benefit)	141	(46)	266	288
Net income (loss)	10,529	8,370	38,154	12,637
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	4,006	4,759	13,409	10,509
Net income (loss) attributable to Cowen Group, Inc. stockholders	$6,523	$3,611	$24,745	$2,128
Weighted average common shares outstanding:
Basic	114,969	118,359	115,407	116,012
Diluted	118,801	122,708	120,027	119,891
Earnings (loss) per share:
Basic	$0.06	$0.03	$0.21	$0.02
Diluted	$0.05	$0.03	$0.21	$0.02
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013

Net income (loss)			$38,154			$12,637
Other comprehensive income (loss), net of tax:
Foreign currency translation		(233)			(10)
Defined benefit pension plan:
Net gain/(loss) arising during the period	(87)			(223)
Add: amortization of prior service cost included in net periodic pension cost	—	(87)		16	(207)
Total other comprehensive income, net of tax			(320)			(217)
Comprehensive income (loss)			$37,834			$12,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2013	115,026,633	$1,160	$(48,084)	$737,341	$592	$(183,243)	$507,766	$85,814
Net income (loss)	—	—	—	—	—	24,745	24,745	13,409
Defined benefit plan	—	—	—	—	(87)	—	(87)	—
Foreign currency translation	—	—	—	—	(233)	—	(233)	—
Capital contributions	—	—	—	—	—	—	—	10,273
Capital withdrawals	—	—	—	—	—	—	—	(18,067)
Restricted stock awards issued	4,242,989	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(5,634,819)	—	(22,937)	—	—	—	(22,937)	—
Warrants issued (see Note 5)	—	—	—	15,218	—	—	15,218	—
Stock options exercised (See Note 10)	—	—	—	116	—	—	116
Amortization of share based compensation	—	—	—	14,286	—	—	14,286	—
Balance, September 30, 2014	113,634,803	$1,160	$(71,021)	$766,961	$272	$(158,498)	$538,874	$91,429

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2012	112,447,892	$1,135	$(31,728)	$713,211	$356	$(187,865)	$495,109	$85,703
Net income (loss)	—	—	—	—	—	2,128	2,128	10,509
Defined benefit plan	—	—	—	—	(207)	—	(207)	—
Foreign currency translation	—	—	—	—	(10)	—	(10)	—
Capital contributions	—	—	—	—	—	—	—	11,656
Capital withdrawals	—	—	—	—	—	—	—	(17,689)
Restricted stock awards issued	4,288,108	—	—	—	—	—	—	—
Common stock issued upon acquisition (See Note 2)	2,514,468	25	—	6,272	—	—	6,297	—
Purchase of treasury stock, at cost	(1,863,684)	—	(5,879)	—	—	—	(5,879)	—
Treasury stock re-issuance	24,744	—	90	—	—	(25)	65	—
Amortization of share based compensation	—	—	—	13,803	—	—	13,803	—
Balance, September 30, 2013	117,411,528	$1,160	$(37,517)	$733,286	$139	$(185,762)	$511,306	$90,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss) from continuing operations	$38,154	$12,637
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	7,036	7,786
Amortization of debt discount	3,241	—
Share-based compensation	14,286	13,803
Deferred rent obligations	(1,629)	(2,467)
Net loss on disposal of fixed assets	311	350
Purchases of securities owned, at fair value	(3,362,237)	(5,948,964)
Proceeds from sales of securities owned, at fair value	3,013,982	6,179,204
Proceeds from sales of securities sold, not yet purchased, at fair value	1,371,216	2,417,838
Payments to cover securities sold, not yet purchased, at fair value	(1,268,348)	(2,458,420)
Net (gains) losses on securities, derivatives and other investments	(38,181)	(33,530)
Consolidated Funds
Purchases of securities owned, at fair value	—	(298,220)
Proceeds from sales of securities owned, at fair value	—	287,412
Proceeds from sales of securities sold, not yet purchased, at fair value	—	42,701
Payments to cover securities sold, not yet purchased, at fair value	—	(42,387)
Purchases of other investments	(19,568)	(973)
Proceeds from sales of other investments	21,367	39,195
Net realized and unrealized (gains) losses on investments and other transactions	(11,320)	(12,729)
(Increase) decrease in operating assets:
Cash acquired upon transaction	—	10,747
Cash collateral pledged	2,045	143
Securities owned, at fair value, held at broker dealer	4,300	13,078
Receivable on derivative contracts, at fair value	9,820	9,184
Securities borrowed	(1,393,783)	(494,476)
Receivable from brokers	(28,169)	4,628
Fees receivable, net of allowance	1,501	(4,237)
Due from related parties	(2,806)	(5,636)
Other assets	(5,702)	(10,215)
Consolidated Funds
Cash and cash equivalents	1,680	2,071
Other assets	4,933	(362)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(19,839)	(9,305)
Payable for derivative contracts, at fair value	(12,016)	(917)
Securities loaned	1,406,105	484,349
Payable to brokers	171,377	(39,512)
Compensation payable	8,636	(34,020)
Fees payable	3,840	2,933
Due to related parties	31	(196)
Accounts payable, accrued expenses and other liabilities	6,521	(10,021)
Consolidated Funds
Payable to brokers	—	1,030
Accounts payable, accrued expenses and other liabilities	(455)	(249)
Net cash provided by / (used in) operating activities	$(73,671)	$122,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(continued)	2014	2013
Cash flows from investing activities:
Purchases of other investments	$(80,153)	$(19,406)
Cash convertible note economic hedge transaction	(35,710)	—
Proceeds from sales of other investments	75,622	25,668
Tenant allowance	1,240	—
Purchase of fixed assets	(6,890)	(784)
Net cash provided by / (used in) investing activities	(45,891)	5,478
Cash flows from financing activities:
Securities sold under agreement to repurchase	(3,657)	(159,634)
Proceeds from issuance of convertible debt	149,500	—
Deferred debt issuance cost	(3,720)	—
Proceeds from sale of warrant	15,218	—
Borrowings on short-term borrowings and other debt	6,217	2,044
Repayments on short-term borrowings and other debt	(2,913)	(2,807)
Proceeds from stock options exercised	116	—
Purchase of treasury stock	(17,327)	(2,658)
Cash paid to acquire net assets (contingent liability payment)	(518)	(73)
Capital contributions by redeemable non-controlling interests in operating entities	705	501
Capital withdrawals to redeemable non-controlling interests in operating entities	(9,575)	(2,282)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	9,568	11,155
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(12,606)	(18,298)
Net cash provided by / (used in) financing activities	131,008	(172,052)
Change in cash and cash equivalents	11,446	(44,321)
Cash and cash equivalents at beginning of period	54,720	83,538
Cash and cash equivalents at end of period	$66,166	$39,217

Supplemental non-cash information
Non compete agreements and covenants with limiting conditions acquired (see Note 2)	$—	$460
Common stock issuance upon close of acquisition (see Note 2)	$—	$6,297
Purchase of treasury stock, at cost, through net settlement (see Note 15)	$5,610	$3,156
Cash conversion option (See Note 5)	$35,710	$—
Re-issuance of treasury stock for services provided	$—	$65
Net assets transferred to Merger Master (see Note 5)	$—	$22,152
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, and brokerage (including market-making, sales and trading and securities lending services) through its two business segments: alternative investment and broker-dealer. Ramius, the Company's alternative investment segment, includes hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, managed futures funds, fund of funds, real estate and healthcare royalty funds. Cowen's broker-dealer segment offers research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), clean technology, energy, metals and mining, transportation, chemicals and agriculture sectors.
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
As of and during the period ended September 30, 2014 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”) and Ramius Merger Fund LLC (the "Merger Fund") (collectively the "2014 Consolidated Funds"). As of December 31, 2013 and during the nine months ended September 30, 2013, the Company consolidated the following funds: Enterprise LP, Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and the Merger Fund (collectively the "2013 Consolidated Funds"). As of December 31, 2013, Levered FOF, Multi-Strat Master FOF and Vintage Master FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC, were fully liquidated. RTS Global 3X LP was consolidated through March 31, 2013 when it was liquidated. Collectively, the 2013 Consolidated Funds and the 2014 Consolidated Funds are referred to as the "Consolidated Funds".
As of September 30, 2014, the Company also consolidated three investment companies i) RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy, ii) Ramius Co-Investment II LLC, formed to make an investment in a biomedical company that develops gene therapies for severe genetic disorders and iii) Cowen AV Investment LLC, formed to make an investment in a biotechnology company focused on developing gene therapies for certain medical needs. Ramius Co-Investment I LLC, formed for the same purpose as Ramius Co-Investment II LLC, was consolidated as of December 31, 2013 but was deconsolidated during the first quarter of 2014 when Ramius Co-Investment I LLC was liquidated. The Company determined that RCG Linkem II, LLC, Ramius Co-Investment I LLC (up until the first quarter of 2014), Ramius Co-Investment II LLC and Cowen AV Investment LLC are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights. Ramius Co-Investment II LLC was liquidated during the quarter ended September 30, 2014.
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of September 30, 2014, the Company consolidated four VIEs and as of December 31, 2013 the Company consolidated three VIEs. As of September 30, 2014 and December 31, 2013, the total net assets of the consolidated VIEs are $4.0 million and $11.3 million, respectively. The VIEs act as managing members/general partners and/or investment managers to affiliated fund entities which they sponsor and/or manage. The VIEs are financed through their operations and/or loan agreements with the Company.
As of September 30, 2014 and December 31, 2013, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) through one of its Consolidated Funds, Enterprise LP and the Company holds a variable interest in Ramius Merger Master Fund Ltd through one of its Consolidated Funds, Merger Fund, (the “Unconsolidated Master Funds”). Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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
Other investments—Other investments consist primarily of portfolio funds, real estate investments and equity method investments, which are valued as follows:

i.
Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in funds and investment companies which may be managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment.

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
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis. In cases where the fair value basis of accounting is elected, any resulting change in fair value is reported in trading revenues. Accrued interest income and expense are recorded in the same manner as under the accrual method. At September 30, 2014 and December 31, 2013, the Company does not have any securities lending transactions for which fair value basis of accounting was elected.

f.	Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of December 31, 2013, Repurchase Agreements were secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of December 31, 2013. The Company does not hold any Repurchase Agreements as of September 30, 2014.
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
h.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of September 30, 2014 and December 31, 2013 is $13.9 million and $14.6 million, respectively.
i.     Recently issued accounting pronouncements
In April 2014, the FASB issued a new pronouncement regarding Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The guidance is effective beginning in the first quarter of 2015. The Company does not expect the guidance to have a significant impact on our consolidated financial position or results of operations.
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
In August 2014, the FASB issued guidance which requires all entities to perform an interim and annual assessment of their ability to continue as a going concern for one year from the date of issuance of the financial statements. The guidance also requires disclosures if there is “substantial doubt” of the entity’s ability to continue as a going concern. The guidance is effective for reporting periods beginning after December 31, 2016. The Company does not expect this guidance to have a material impact on our financial position and results of operations.
4. Cash collateral pledged
As of September 30, 2014 and December 31, 2013, the Company pledged cash collateral in the amount of $8.9 million and $10.9 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco (see Note 14).
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
As of September 30, 2014 and December 31, 2013, securities owned, at fair value consisted of the following:

	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
U.S. Government securities (a)	$1,009	$9
Preferred stock	574	324
Common stocks	430,941	176,939
Restricted common stock	11,993	—
Convertible bonds (b)	7,501	5,958
Corporate bonds (c)	188,832	121,372
Warrants and rights	3,370	5,912
Mutual funds	16,382	525
	$660,602	$311,039

(a)
As of September 30, 2014, maturities ranged from May 2015 to April 2016 and an interest rates ranged between 0% to 5.95%. As of December 31, 2013, the maturity was April 2016 with an interest rate of 5.95%.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(b)
As of September 30, 2014, maturities ranged from October 2014 to November 2014 and interest rates ranged between 4.00% to 10.00%. As of December 31, 2013, maturities ranged from May 2014 to October 2014 and interest rates ranged between 5.00% to 10.00% .

(c)
As of September 30, 2014, maturities ranged from February 2015 to February 2046 and interest rates ranged between 5.38% to 11.54%. As of December 31, 2013, maturities ranged from January 2014 to February 2046 and interest rates ranged between 3.38% to 11.75%.

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
On the date of issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (see Note 14), the Company recognized the embedded cash conversion option of $35.7 million which is valued as of September 30, 2014 at $28.8 million and is included in payable for derivative contracts in the accompanying condensed consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. On the date of issuance of the Convertible Notes, the Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $28.8 million as of September 30, 2014 and is included in receivable on derivative contracts in the accompanying condensed consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 28,048,786 shares of the Company's Class A common stock and have an initial exercise price of $7.18 per share. The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
Commodity Future	$177	$285
Cross Rate	291	22
Equity Swap (a)	1,541	70
Options (b)	33,957	9,698
	$35,966	$10,075
(a) The notional values of equity swaps classified as receivable on derivative contracts are $5.6 million and $21.4 million as of September 30, 2014 and December 31, 2013, respectively.
(b) As of September 30, 2014 and December 31, 2013, the Company had 349,989 and 71,129 contracts held, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Payable for derivative contracts	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
Futures	$24	$275
Currency forwards	—	301
Equity and credit default swaps (a)	51	525
Options (b)	31,294	6,573
	$31,369	$7,674
(a) The notional values of equity and credit default swaps classified as payable for derivative contracts are $5.5 million and $16.5 million as of September 30, 2014 and December 31, 2013, respectively.
(b) As of September 30, 2014 and December 31, 2013, the Company had 20,224 and 38,221 contracts held, respectively.
The following tables present the gross and net derivative positions and the related offsetting amount, as of September 30, 2014 and December 31, 2013.

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2014
Receivable on derivative contracts, at fair value	$35,966	$—	$35,966	$—	$1,832	$34,134
Payable for derivative contracts, at fair value	31,369	—	31,369	—	51	31,318

As of December 31, 2013
Receivable on derivative contracts, at fair value	10,075	—	10,075	—	92	9,983
Payable for derivative contracts, at fair value	7,674	—	7,674	—	826	6,848

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $5.1 million and $0.8 million for the three months ended September 30, 2014 and 2013 and $1.4 million and $(3.6) million for the nine months ended September 30, 2014 and 2013, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (See Note 14) and exchange traded derivatives, the Company is required to post/receive collateral. As of September 30, 2014 and December 31, 2013, collateral consisting of $14.1 million and $10.0 million of cash, respectively, is included in receivable from brokers on the accompanying condensed consolidated statements of financial condition. As of September 30, 2014 and December 31, 2013 all derivative contracts were with multiple major financial institutions.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other investments
As of September 30, 2014 and December 31, 2013, other investments included the following:

	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$97,004	$71,051
(2) Real estate investments, at fair value	2,285	2,088
(3) Equity method investments	30,935	25,966
(4) Lehman claims, at fair value	360	378
	$130,584	$99,483

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of September 30, 2014 and December 31, 2013, included the following:

	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$11,242	$9,741
HealthCare Royalty Partners II (a)(*)	6,445	4,961
Orchard Square Partners Credit Fund LP (b)(*)	13,925	12,674
Starboard Value and Opportunity Fund LP (c)(*)	19,205	17,495
Starboard Partners Fund LP (d)(*)	14,961	—
Formation 8 Partners Fund I (e)	6,295	2,788
RCG LV Park Lane LLC (f) (*)	1,425	678
RCGL 12E13th LLC (g) (*)	640	558
RCG Longview Debt Fund V, L.P. (g) (*)	12,976	11,979
Other private investment (h)	7,141	7,772
Other affiliated funds (i)(*)	2,749	2,405
	$97,004	$71,051
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

(c)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon 90 days notice.

(d)	Starboard Partners Fund LP permits redemptions on a semi-annual basis on 180 days prior written notice subsequent to an initial two year period when redemptions are not permitted.

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

(g)	RCGL 12E13th LLC and RCG Longview Debt Fund V, L.P. are real estate private equity structures and therefore distributions will be made when the underlying investments are liquidated.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(h)	Other private investment represents the Company's closed end investment in a portfolio fund that invests in a wireless broadband communication provider in Italy.

(i)	The majority of these funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Real estate investments, at fair value
Real estate investments as of September 30, 2014 and December 31, 2013 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $2.3 million and $2.1 million, respectively.

(3)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC ("CBOE SE") representing a 9.5% stake in the exchange service provider for which the Company exercises significant influence over through representation on the CBOE Board of Directors, and (c) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of a deep value small cap hedge fund and related managed accounts.
During the second quarter of 2014, CBOE SE initiated a plan to wind down its operations and liquidate its assets and liabilities. As a result, the Company determined that the carrying value of its investment in CBOE SE was no longer recoverable and reassessed it for impairment. As a result, the Company recognized an impairment loss of $0.8 million, during the second quarter of 2014, which was deemed to be other than temporary. The impairment loss was measured based on the estimated recovery under the liquidation plan submitted to the creditors and the regulators and potential sale to a third party and is included in other income (loss) on the condensed consolidated statement of operations. The Company recorded no other impairment charges in relation to its equity method investments for the three and nine months ended September 30, 2014

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$728	$1,533
RCG Longview Debt Fund V Partners, LLC	2,049	1,497
HealthCare Royalty GP, LLC	917	794
HealthCare Royalty GP II, LLC	1,297	840
HealthCare Royalty GP III, LLC	52	47
CBOE Stock Exchange, LLC	435	1,351
Starboard Value LP	19,766	14,263
RCG Longview Partners, LLC	237	1,839
RCG Longview Management, LLC	1,034	308
RCG Urban American, LLC	396	316
RCG Urban American Management, LLC	344	238
RCG Longview Equity Management, LLC	250	292
Urban American Real Estate Fund II, LLC	2,208	1,785
RCG Kennedy House, LLC	533	502
Other	689	361
	$30,935	$25,966
For the period ended September 30, 2014, an equity method investment held by the Company has met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized financial information for this significant investee for the three and nine months ended September 30, 2014 and 2013. The summarized income statement information for the Company's investment in the individually significant investee is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Revenues	$3,432	$2,979	$10,171	$7,264
Expenses	—	—	—	—
Net realized and unrealized gains (losses)	34	43	89	95
Net Income	$3,466	$3,022	$10,260	$7,359
As of September 30, 2014 and December 31, 2013, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $7.2 million and $5.2 million for the three months ended September 30, 2014 and 2013 and $17.5 million and $12.6 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.

(4)	Lehman Claims, at fair value
Lehman Brothers International (Europe) (“LBIE”), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the “Administration”) in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The assets which the Company believed were held at LBIE at the time of Administration (the “Total Net Equity Claim”) consisted of $1.0 million, which the Company believed would represent an unsecured claim against LBIE. On November 2,

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2012, the Company executed a Claims Determination Deed with respect to this claim.  By entering into this deed, the Company and LBIE reached agreement on the amount of the Company's unsecured claim, which was agreed to be approximately $0.9 million.  As a result of entering into this deed, the Company is entitled to participate in dividends to unsecured creditors of LBIE. At the end of November 2012, the Company received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.2 million, at the end of June 2013 the Company received its second dividend in an amount equal to 43.3% of its agreed claim, or approximately $0.4 million, at the end of November 2013, the Company received its third dividend in an amount equal to 23.7% of its agreed claim, or approximately $0.2 million, and at the end of April 2014 the Company received its fourth dividend in an amount equal to 7.8% of its agreed claim, or approximately $0.1 million. The total amounts received to date in respect of the Company’s unsecured claim against LBIE are approximately $1.0 million, representing 100.0% of its agreed claim. LBIE also indicated that no further distributions will be possible until such time as matters concerning how the surplus remaining in the estate will be distributed are resolved. Accordingly, the Company does not know the timing with respect to future dividends to unsecured creditors or the ultimate value that will be received, with respect to its claim. The claim described above does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 5b(2).
Given the fact that LBIE has made multiple distributions to unsecured creditors and the increased trading levels for unsecured claims of LBIE, the Company decided to record the estimated fair value of the Total Net Equity Claim at 138.3% and 131.5% as of September 30, 2014 and December 31, 2013, respectively, which represented management's best estimate at the respective dates of the value that ultimately may be recovered with respect to the Total Net Equity Claim (the “Estimated Recoverable Lehman Claim”). The Estimated Recoverable Lehman Claim was recorded at estimated fair value considering a number of factors including the status of the assets under U.K. insolvency laws and the trading levels of LBIE unsecured debt. In determining the estimated value of the Total Net Equity Claim, the Company was required to use considerable judgment and is based on the facts currently available. As additional information on the LBIE proceeding becomes available, the Company may need to adjust the valuation of the Estimated Recoverable Lehman Claim. The actual recovery that may ultimately be received by the Company with respect to the pending LBIE claim is not known and could be different from the estimated value assigned by the Company. (See Note 5b(2)).
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of September 30, 2014 and December 31, 2013, securities sold, not yet purchased, at fair value consisted of the following:

	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
Common stocks	$209,031	$130,899
Corporate bonds (a)	58	55
	$209,089	$130,954

(a)	As of September 30, 2014 and December 31, 2013, the maturity was January 2026 with an interest rate of 5.55%.
Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company held no securities purchased under agreements to resell or securities sold under agreements to repurchase as of September 30, 2014. The following table represents the Company's securities sold under agreements to repurchase as of December 31, 2013:

As of December 31, 2013
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.75% due June 2015 to November 2015	$3,657
$3,657

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the gross and net repurchase agreements and the related offsetting amount, as of December 31, 2013.

As of December 31, 2013
				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Collateral pledged (b)	Net amounts
	(dollars in thousands)
Securities sold under agreements to repurchase	$3,657	$—	$3,657	$—	$3,657	$—

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
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
Securities lending and borrowing transactions
As of September 30, 2014 and December 31, 2013, the Company has loaned to brokers and dealers, securities having a market value of $2.2 billion and $881.7 million, respectively.  In addition, the Company has borrowed from brokers and dealers, securities having a market value of $2.2 billion and $892.8 million as of September 30, 2014 and December 31, 2013, respectively.
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount, as of September 30, 2014 and December 31, 2013.

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2014
Securities borrowed	$2,321,556	$—	$2,321,556	$—	$2,321,556	$—
Securities loaned	2,324,682	—	2,324,682	—	2,324,682	—

As of December 31, 2013
Securities borrowed	927,773	—	927,773	—	927,773	—
Securities loaned	918,577	—	918,577	—	918,577	—

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $2.4 billion and $247.7 million as of September 30, 2014 and $1.7 billion and $242.5 million as of December 31, 2013, respectively. In addition, the maximum exposure relating to these variable interest entities as of September 30, 2014 was $190.5 million, and as of December 31, 2013 was $193.9 million, all of which is included in other investments, at fair value in the Company's condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds as of September 30, 2014 and December 31, 2013.

b.	Consolidated Funds
Other investments, at fair value
As of September 30, 2014 and December 31, 2013 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
(1) Portfolio Funds	$196,640	$182,638
(2) Lehman claims	361	4,842
	$197,001	$187,480

(1)	Investments in Portfolio Funds, at fair value
As of September 30, 2014 and December 31, 2013, investments in Portfolio Funds, at fair value, included the following:

	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
Investments of Enterprise LP	$146,987	$155,530
Investments of Merger Fund	49,653	26,963
Investments of consolidated fund of funds	—	145
	$196,640	$182,638
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $147.0 million and $155.5 million in Enterprise Master as of September 30, 2014 and December 31, 2013, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. Enterprise Master has been selling, and will continue to sell, its positions and return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $49.7 million and $27.0 million in Merger Master as of September 30, 2014 and December 31, 2013, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Investment of a consolidated fund of funds investment company
The investment of the consolidated fund of fund investment company was $0.1 million as of December 31, 2013, which was the remaining investment of Vintage Master FOF that was transferred to a third party during the three months ended March 31, 2014. Vintage Master FOF's investment objective was to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. The investment held at December 31, 2013 was a hedged equity strategy held in an externally managed portfolio fund. The hedged equity strategy focused on equity strategies with some directional market exposure. The strategy attempted to profit from market efficiencies and direction. There are no fund of fund investment companies consolidated as of September 30, 2014.

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. Included in this claim were assets with a value of $9.5 million at the time LBIE entered Administration that were returned to Enterprise Master and its affiliated funds in June 2010. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $10.7 million, and distributed this amount to Enterprise Master's investors in July 2010. In December 2011, Enterprise Master received an aggregate of approximately $2.4 million relating to securities, interest and dividends earned with respect to securities held by LBIE on behalf of Enterprise Master and its affiliated funds. A distribution of $2.9 million occurred in February of 2012. On November 2, 2012, Enterprise Master executed a Claims Determination Deed with respect to the unsecured portion of its direct claim against LBIE.  By entering into this deed, Enterprise Master and LBIE reached agreement on the amount of Enterprise Master's unsecured claim, which was agreed to be approximately $1.3 million.  As a result of entering into this deed, Enterprise Master was entitled to participate in dividends to unsecured creditors of LBIE and at the end of November 2012 Enterprise Master received its first dividend in an amount equal to 25.2% of its agreed claim, or approximately $0.3 million. In February 2013, Enterprise Master sold its unsecured claim, including the amount received in connection with the first dividend, for $1.3 million, or par. Enterprise Master distributed the proceeds of the sale to the Company in March 2013. Of the original remaining net equity claim, $10.6 million represented claims to trust assets that the Company believes were held by LBIE through Lehman Brothers, Inc. (“LBI”). LBIE made a corresponding claim for these assets and other trust assets held at LBI by LBIE on behalf of other prime brokerage clients pursuant to an omnibus customer claim (the “LBIE Omnibus Customer Claim”). LBIE was only going to be able to return trust assets held at LBI to Enterprise Master once LBIE received a distribution from LBI in respect of the LBIE Omnibus Customer Claim. In February 2013, LBIE, Lehman Brothers Holdings, Inc. and LBI announced that they entered into two separate agreements settling all intercompany claims between LBI on the one part, and LBHI and LBIE on the other part. The settlement agreements were subject to the approval by the U.S. Bankruptcy Judge in the LBI Securities Investor Protection Act (SIPA) proceeding and, in the case of the agreement between LBI and LBIE, an order of the English High Court. The U.S. Banking Judge approved the settlement agreement in April 2013 and the English High Court issued an order approving the settlement in May 2013. The settlements allowed the trustee appointed under SIPA (the “SIPA Trustee”) to proceed with plans to allocate and distribute sufficient cash and securities to LBI's customer claimants, including LBIE with respect to the LBIE Omnibus Customer Claim, to enable the SIPA Trustee to satisfy valid customer claims in full. In March 2013, LBIE made a consensual proposal to the clients holding trust assets pursuant to the LBIE Omnibus Customer Claim to facilitate the return of the amounts recovered from LBI with respect to the LBIE Omnibus Customer Claim. Under the consensual proposal, LBIE indicated that it intended to liquidate any securities received from LBI with respect to the LBIE Omnibus Customer Claim and then allocate the value received from LBI among all of the LBIE clients who had trust assets held at LBI under the LBIE Omnibus Customer Claim. In allocating the amounts received from LBI, LBIE indicated that it intended to allow clients to determine their entitlements on a portfolio basis based on the higher of (i) the market value of the portfolio as of September 19, 2008 or (ii) the market value of the portfolio together with accrued income thereon as of November 30, 2012 (the “Best Claim”). LBIE's purpose in seeking a consensual arrangement with its clients relating to the liquidation and allocation described above was to ensure that a distribution could be made without having to seek UK court direction on these issues,

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

which would otherwise have substantially delayed any distribution. On April 2, 2013, LBIE announced that the consensual proposal had been accepted by a sufficient number of clients to satisfy the acceptance threshold and would therefore become effective. The settlement agreement between LBI and LBIE also became effective and LBIE announced in June 2013 that it had recovered the majority of the cash and securities from LBI and that it had liquidated approximately 90% of the aggregate value of securities received or to be received from LBI and that it intended to make its first distribution to trust asset claimants at the end of September 2013. On September 26, 2013, LBIE announced that it had made a first interim distribution to trust claimants of 100% of the claimant's Best Claim amount. As previously announced by LBIE, LBIE requested guidance from the US Internal Revenue Service ("IRS") with regard to the character and source of the settlement payments. In order to balance LBIE's objective of making a significant distribution to claimants with the requirement to pay the appropriate US withholding tax in respect of distributions, as an interim solution LBIE deposited 30% of the gross distribution to claimants with the IRS as a reserve, except with respect to claimants who provided LBIE with a validly executed Form W-9. Once the appropriate US withholding tax treatment of the distributions is finally determined by the IRS, LBIE expects to be in a position to promptly receive back funds and release any excess reserves back to the appropriate claimants. On June 12, 2014, LBIE made a distribution to trust claimants in order to release excess reserves from the amounts withheld with respect to the September 26, 2013 distribution back to the appropriate claimants. The amount of the distribution received by Enterprise Master on September 26, 2013 was $14.9 million and the amount reserved by LBIE with respect to this distribution was $1.0 million. The amount received by Enterprise Master on June 12, 2014 as a release of excess reserves was $1.0 million. On January 30, 2014, LBIE made a second distribution to trust claimants of 6% of the claimant’s Best Claim amount. LBIE has also requested guidance from the IRS with respect to the character and source of this settlement payment and as an interim solution the withholding agent has reserved 30% of the distribution amount paid, except with respect to claimants who provided LBIE with a validly executed Form W-9. As of September 30, 2014, after giving effect to the receipt of the distributions described above, the Company is valuing Enterprise Master's remaining trust asset claim at 101.5% of its Best Claim, or $0.2 million. In June 2014, Enterprise Master received a distribution with respect to certain foreign denominated trust assets that were not within the control of LBIE. In this distribution, Enterprise Master received assets that Enterprise Master had valued at $0.8 million. Enterprise Master and its affiliated funds sold the returned assets for an aggregate $0.8 million. In July 2014, Enterprise Master made a distribution of $5.7 million to its investors. In September 2014, Enterprise Master received an additional distribution of approximately $35,000 in cash with respect to certain foreign denominated trust assets that were not within the control of LBIE and that were not returned by LBIE. After giving effect to all of these distributions, the remaining Net Equity Claim for Enterprise Master held directly and through its ownership interest in affiliated funds was $0.5 million as of September 30, 2014. Of the $0.5 million current valuation of Enterprise Master's claim, $0.4 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration.
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
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of September 30, 2014 and December 31, 2013, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were no indirect concentrations that exceed 5% of the Company's equity as of September 30, 2014 or December 31, 2013.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded.The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of September 30, 2014 and December 31, 2013:
Securities owned by Enterprise Master, at fair value

	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
Bank debt	$6	$5
Common stock	2,516	2,677
Preferred stock	973	973
Private equity	413	406
Restricted stock	124	124
Rights	2,321	2,528
Trade claims	128	128
Asset backed securities	1	—
	$6,482	$6,841
Derivative contracts, at fair value, owned by Enterprise Master, net

	As of September 30, 2014	As of December 31, 2013
Description	(dollars in thousands)
Currency forwards	$—	$(21)
	$—	$(21)
Portfolio Funds, owned by Enterprise Master, at fair value

		As of September 30, 2014	As of December 31, 2013
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$8,848	$8,470
RCG Longview II, LP*	Real Estate	800	800
RCG Longview Debt Fund IV, LP*	Real Estate	6,249	17,641
RCG Longview, LP*	Real Estate	40	319
RCG Soundview, LLC*	Real Estate	441	442
RCG Urban American Real Estate Fund, L.P.*	Real Estate	1,166	1,812
RCG International Sarl*	Multi-Strategy	1,574	1,795
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	87,430	82,119
RCG Endeavour, LLC*	Multi-Strategy	—	6
RCG Energy, LLC *	Energy	2,832	2,842
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	12,585	12,952
Real Estate Investments	Real Estate	10,982	15,024
		$132,948	$144,223

*	Affiliates of the Company.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Merger Master
Securities owned by Merger Master, at fair value

	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
Common stocks	$88,975	$33,901
Corporate bonds (a)	21,977	14,444
Options	455	200
	$111,407	$48,545

(a)
As of September 30, 2014, maturities ranged from February 2017 to October 2022 and interest rates ranged between 5.38% and 9.75%. As of December 31, 2013, maturities ranged from April 2016 to October 2020 and interest rates ranged between 7.00% and 10.88%.

Securities sold, not yet purchased, by Merger Master, at fair value
As of September 30, 2014 and December 31, 2013, Merger Master held common stock, sold not yet purchased, of $33.1 million and $19.5 million, respectively.
Derivative contracts, at fair value, owned by Merger Master, net

	As of September 30, 2014	As of December 31, 2013
Description	(dollars in thousands)
Currency forwards	$41	$(10)
Options	(137)	(54)
Equity swaps	500	(92)
	$404	$(156)
6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2014 and December 31, 2013:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Operating Entities

	Assets at Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned and derivatives
US Government securities	$1,009	$—	$—	$1,009
Preferred stock	—	—	574	574
Common stocks	428,145	2,506	290	430,941
Restricted Common stocks	—	11,993	—	11,993
Convertible bonds	—	5,751	1,750	7,501
Corporate bonds	—	188,832	—	188,832
Warrants and rights	762	—	2,608	3,370
Mutual funds	16,382	—	—	16,382
Receivable on derivative contracts, at fair value
Futures	177	—	—	177
Currency forwards	—	291	—	291
Equity swaps	—	1,541	—	1,541
Options	5,172	—	28,785	33,957
Other investments
Portfolio Funds	—	36,530	60,474	97,004
Real estate investments	—	—	2,285	2,285
Lehman claim	—	—	360	360
	$451,647	$247,444	$97,126	$796,217

	Liabilities at Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased and derivatives
Common stocks	$208,990	$41	$—	$209,031
Corporate bonds	—	58	—	58
Payable for derivative contracts, at fair value
Futures	24	—	—	24
Equity and credit default swaps	—	51	—	51
Options	2,509	—	28,785	31,294
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (a)	$—	$—	$6,419	$6,419
	$211,523	$150	$35,204	$246,877
(a) In accordance with the terms of purchase agreements for acquisitions that closed during 2012, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the period ended October 2016. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of September 30, 2014 can range from $1.5 million to $10.9 million.

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
(a) In accordance with the terms of purchase agreements for acquisitions that closed during 2012, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the period ended October 2016. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts can range from $2.1 million to $13.8 million.
Consolidated Funds' investments

	Assets at Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	$—	$49,653	$146,987	$196,640
Lehman claims	—	—	361	361
	$—	$49,653	$147,348	$197,001

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	—	26,964	155,674	182,638
Lehman claims	—	—	4,842	4,842
	$—	$26,964	$160,516	$187,480
The following table includes a rollforward of the amounts for the three and nine months ended September 30, 2014 and 2013, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended September 30, 2014
	Balance at June 30, 2014	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2014	Change in unrealized gains/(losses) relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$2,574	$—	$(2,000)	(b)	$—	$—	$—	$574	$—
Common stocks	419	—	—		—	(1)	(128)	290	(14)
Convertible bonds	1,750	—	—		—	—	—	1,750	—
Options, asset	37,658	—	—		—	—	(8,873)	28,785	(8,873)
Options, liability	37,658	—	—		—	—	(8,873)	28,785	(8,873)
Warrants and rights	3,346	—	—		57	(57)	(738)	2,608	(434)
Portfolio Funds	62,437	—	—		3,049	(5,320)	308	60,474	373
Real estate	2,262	—	—		—	—	23	2,285	23
Lehman claim	418	—	—		—	—	(58)	360	(58)
Contingent consideration liability	6,783	—	—		—	(364)	—	6,419	—
Consolidated Funds
Portfolio Funds	145,371	—	—		—	(409)	2,025	146,987	1,962
Lehman claim	4,090	—	—		—	(3,731)	2	361	2

	Three Months Ended September 30, 2013
	Balance at June 30, 2013	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2013	Change in unrealized gains/(losses) relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$333	$—	$—	$—	$—	$—	$333	$—
Common stocks	2,273	—	—	—	(2)	(162)	2,109	(161)
Warrants and rights	2,136	—	—	—	—	531	2,667	(76)
Portfolio Funds	43,343		—	6,491	(289)	2,158	51,703	1,446
Real estate	2,158	—	—	—	—	(31)	2,127	(31)
Lehman claim	278	—	—	—	—	280	558	280
Contingent consideration liability	7,928	—	—	—	(94)	—	7,834	—
Consolidated Funds
Portfolio Funds	177,848	—	—	—	(17,886)	1,124	161,086	635
Lehman claim	15,434	—	—	—	—	1,049	16,483	1,049

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2014
	Balance at December 31, 2013	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2014	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$324	$—	$(2,000)	(b)	$2,250	$—	$—	$574	$—
Common stocks	3,559	—	(3,150)	(b)	9	(1)	(127)	290	(13)
Convertible bonds	1,950	—	—		—	(200)	—	1,750	—
Options, asset	—	—	—		35,710	—	(6,925)	28,785	(6,925)
Options, liability	—	—	—		35,710	—	(6,925)	28,785	(6,925)
Warrants and Rights	5,805	—	—		57	(1,385)	(1,869)	2,608	(432)
Portfolio Funds	51,649	—	—		12,234	(8,340)	4,931	60,474	3,585
Real estate	2,088	—	—		50,000	(50,027)	224	2,285	224
Lehman claim	378	—	—		—	(76)	58	360	58
Contingent consideration liability	6,937	—	—		—	(518)	—	6,419	—
Consolidated Funds
Portfolio Funds	155,674	—	—		—	(16,439)	7,752	146,987	7,689
Lehman claim	4,842	—	—		—	(4,711)	230	361	230

	Nine Months Ended September 30, 2013
	Balance at December 31, 2012	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2013	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$2,332	$—		$(2,000)	(b)	$—	$—	$1	$333	$1
Common stocks	2,549	—		—		—	(275)	(165)	2,109	(424)
Corporate Bond	515	—		—		2,735	(3,346)	96	—	—
Warrants and Rights, asset	1,713	290	(a)	—		166	(110)	608	2,667	760
Warrants and Rights, liability	3	—		—		—	—	(3)	—	—
Portfolio Funds	25,670	13,128		—		16,560	(7,821)	4,166	51,703	4,542
Real estate	1,864	—		—		—	—	263	2,127	263
Lehman claim	706	—		—		—	(382)	234	558	234
Contingent consideration liability	8,116	—		—		—	(282)	—	7,834	—
Consolidated Funds
Portfolio Funds	182,920	—		—		—	(27,835)	6,001	161,086	5,092
Lehman claim	14,124	—		—		—	(1,449)	3,808	16,483	2,448

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three and nine months ended September 30, 2014 and 2013, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of September 30, 2014 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2014	Valuation techniques	Unobservable Inputs	Range

Level 3 Assets
Common and preferred stocks	$324	Market multiples and option pricing method	Volatility Market multiples	45% 2x to 3x
Warrants and rights, net	2,608	Model based	Volatility	20% to 60% (weighted average 39%)
Options	28,785	Option pricing models, credit valuation adjustment, debt valuation adjustment	Volatility Credit spreads	30% to 45% 600bps - 750 bps
Other level 3 assets (a)	212,757
Total level 3 assets	244,474
Level 3 Liabilities
Options	28,785	Option pricing models, credit valuation adjustment, debt valuation adjustment	Volatility Credit spreads	30% to 45% 600bps - 750 bps
Contingent consideration	6,419	Discounted cash flows	Projected cash flow and discount rate	6% to 9%
Total level 3 liabilities	$35,204

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

During the three months ended June 30, 2014, the Company wrote down the value of its investment in CBOE SE as a result of an impairment which was considered other than temporary. The level of impairment is based on the fair value of the investment as measured on a non-recurring basis as of June 30, 2014 (See Note 5). The Company classified its investment in CBOE as level 3 on this date. The fair value reflects the weighted average of both the indicative bid level and the liquidation value.
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
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of September 30, 2014 and December 31, 2013, receivable from brokers was $95.1 million and $67.0 million, respectively. Payable to brokers was $246.8 million and $75.4 million as of September 30, 2014 and December 31, 2013, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.
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
No impairment charges for goodwill were recognized during the three and nine months ended September 30, 2014 and 2013, respectively.
9. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$11,721	$12,009
Consolidated funds	79,708	73,805
	$91,429	$85,814

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$3,223	$3,884	$9,690	$7,280
Consolidated funds	783	875	3,719	3,229
	$4,006	$4,759	$13,409	$10,509
On September 29, 2014, the Company entered into an agreement with Neuberger Berman to sell its interest in Orchard Square Partners (“OSP”), which manages a global long/short credit investment strategy with approximately $448.0 million in client assets. The transaction is expected to close on December 31, 2014 subject to customary closing conditions.  The Company currently consolidates the assets, liabilities and results of operations of OSP and will cease to consolidate OSP upon closing as the Company’s interest is transferred to Neuberger Berman. As of September 30, 2014, the total assets, liabilities and net assets attributable to the Company and non-controlling interest holders were not significant.  In accordance with the terms of the agreement, prior to the closing of the transaction all of the net assets of OSP will be allocated to the Company and the non-controlling members of OSP in accordance with the respective ownership interests and will be distributed soon thereafter.  After the distribution of net assets, the Company expects to recognize an immaterial gain/loss which will be included in realized gain/loss in the consolidated statements of operations.
10. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock plus any approved additional shares in accordance with the Equity Plans. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of September 30, 2014, there were approximately 1.6 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $29.3 million of deferred cash awards to its employees in the first nine months of 2014. These awards vest over a period of five years and accrue interest between 0.70% to 0.75% per year. As of September 30, 2014, the Company had unrecognized compensation expense related to deferred cash awards of $38.7 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $3.8 million and $4.3 million for the three months ended September 30, 2014 and 2013 and $14.3 million and $13.8 million, for the nine months ended September 30, 2014 and 2013, respectively. The income tax effect recognized for the Equity Plans was a benefit of $1.4 million and $2.9 million for the three months ended September 30, 2014 and 2013 and $4.4 million and $8.5 million for the nine months ended September 30, 2014 and 2013, respectively; however, these benefits were offset by a valuation allowance.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2014:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2013	300,006	$7.19	2.40	$—
Options granted	—	—	—	—
Options exercised	(33,334)	3.50	—	—
Options expired	(33,334)	17.61	—	—
Balance outstanding at September 30, 2014	233,338	$6.22	1.72	$—
Options exercisable at September 30, 2014	233,338	$6.22	1.72	$—

(1)	Based on the Company's closing stock price of $3.75 on September 30, 2014 and $3.91 on December 31, 2013.
As of September 30, 2014, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
The following table summarizes the Company's SAR's for the nine months ended September 30, 2014:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2013	400,000	$2.90	4.21	$608
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at September 30, 2014	400,000	$2.90	3.46	$591
SAR's exercisable at September 30, 2014	—	$—	$—

(1)	Based on the Company's closing stock price of $3.75 on September 30, 2014 and $3.91 on December 31, 2013.
As of September 30, 2014 and December 31, 2013, the unrecognized compensation expense related to the Company's grant of SAR's was $0.2 million and $0.3 million, respectively.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2014:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2013	13,551,544	$3.37
Granted	8,840,838	3.82
Vested	(4,028,129)	3.27
Canceled	—	—
Forfeited	(852,784)	3.26
Balance outstanding at September 30, 2014 (1)	17,511,469	$3.63
(1) Included in the outstanding balance are 1,925,750 performance linked restricted stock units awarded to employees of the Company in December 2013 and January 2014. Of the awards granted, 281,250 have been forfeited during the three and nine months ended September 30, 2014. The remaining awards will vest on June 10, 2019 and will be earned only to the extent that the Company attains specified performance goals relating to its volume-weighted average share price and the aggregate net income for the years from 2014 to 2018. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 100% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of September 30, 2014, there was $44.7 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.95 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 158,791 restricted stock units awarded during the nine months ended September 30, 2014. Vested awards of 216,834 were delivered during the nine months ended September 30, 2014. As of September 30, 2014 there were 424,479 restricted stock units outstanding.
11. Defined Benefit Plan
The amounts contained in the following table relate to the Company's defined benefit plan for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—	$—	$—
Interest cost	18	54	85	152
Expected return on plan assets	(168)	(64)	(300)	(186)
Amortization of loss / (gain)	(7)	—	(7)	—
Amortization of prior service cost	—	5	—	16
Effect of settlement	—	—	—	(95)
Net periodic benefit cost	$(157)	$(5)	$(222)	$(113)
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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company’s effective income tax rate was 0.69% and 2.22% for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the unusual or infrequent item whose tax impact was recorded discretely primarily related to the tax provisions of the Company’s foreign subsidiaries.
For the nine months ended September 30, 2014 and 2013, the effective tax rate differs from the statutory rate of 35% primarily due to a change in the Company's valuation allowance, stock compensation and other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. Deferred tax liabilities that cannot be realized in a similar future time

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

period and thus that cannot offset the Company’s deferred tax assets are not taken into account when calculating the Company’s net deferred tax assets. The Company weighs all positive and negative evidence to reach its conclusion to record a full or partial valuation allowance for its deferred tax assets. Positive factors include sustainability of profitable operations, carry-forward periods for net operating losses and the effect of reversing taxable temporary differences, while negative factors include the Company’s three-year cumulative loss position, which is heavily weighted. Based on this analysis, the Company has recorded a valuation allowance against substantially all of its net deferred tax assets as of September 30, 2014. Due to recent and current positive operating results and, because the losses from 2011 are rolled off from the three-year rolling analysis, the Company anticipates to be in a three-year cumulative income position later in 2014. As a result of this development and other positive factors as indicated above, it is possible that the Company could release a large part of the Company’s valuation allowance in the fourth quarter of 2014, which would have a material and favorable effect on Net income and Stockholders’ equity. At September 30, 2014, the Company’s valuation allowance was $137.4 million, of which $135.2 million is related to the Company’s US operations.
The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. Currently, the Company is under audit by New York State for the 2009-2012 tax years. The Company does not expect to incur material tax liabilities from these audits.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.0 million and $1.2 million as of September 30, 2014 and September 30, 2013, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.2 million and $0.1 million, respectively.
13. Commitments and Contingencies
Lease Obligations
The Company has entered into non-cancellable leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $4.3 million and $4.3 million for the three months ended September 30, 2014 and 2013 and $12.5 million and $12.3 million for the nine months ended September 30, 2014 and 2013, respectively.
As of September 30, 2014, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2014	$727	$3,970	$4,829
2015	2,603	11,708	18,481
2016	2,284	6,019	15,109
2017	2,198	3,039	11,676
2018	2,198	2,709	11,358
Thereafter	813	22	41,644
	$10,823	$27,467	$103,097

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 14 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013 and $1.3 million and $1.0 million for the nine months ended September 30, 2014 and 2013.

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The actual clawback liability, however, does not become realized until the end of the fund's life. The fund is currently winding-down and as of both September 30, 2014 and December 31, 2013, the clawback obligation was $6.2 million.

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
Unfunded Commitments
As of September 30, 2014, the Company had unfunded commitments of $12.1 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.2 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through September 30, 2014, the Company has funded $34.9 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of September 30, 2014, has funded $0.7 million towards this commitment. As of September 30, 2014, the Company has an unfunded commitment to Formation 8 Partners Fund I LP of $5.5 million. The remaining capital commitment is expected to be called over a four year period.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following information reflects developments with respect to the Company's legal proceedings that occurred in the third quarter of 2014. These items should be read together with the Company's discussion in Note 19 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Part IV and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company believes it has substantial defenses to the claims asserted and intends to vigorously defend itself against this lawsuit if a satisfactory settlement is not ultimately approved. On July 22, 2014, the action was referred to a federal Magistrate Judge for the purpose of settlement, staying Cowen's time to answer until the parties have completed settlement discussions. On September 18, 2014, the parties attended a mediation before the federal Magistrate Judge. The case is in its preliminary stages so the Company cannot predict the outcome. The Company does not expect this case to have a material effect on its financial position.
14. Convertible Debt and Short Term Borrowings
As of September 30, 2014 and December 31, 2013, the Company's outstanding debt was as follows:

	As of September 30, 2014	As of December 31, 2013
	(dollars in thousands)
Convertible debt	$117,031	$—
Note payable	357	41
Capital lease obligations	4,251	2,523
	$121,639	$2,564
Convertible Debt
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes ("Convertible Notes"). The Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the Convertible Notes is payable semi-annually on March 15 and September 15 of each year. The Convertible Notes are senior unsecured obligations and rank senior in right of payments to other obligations. The Convertible Notes may be converted into cash, upon the occurrence of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The Convertible Notes were issued with an initial conversion price of $5.33 per share.
The Company recorded interest expense related to the coupon of $1.1 million and $2.5 million for the three and nine months ended September 30, 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount for the three and nine months ended September 30, 2014, included within interest expense in the accompanying condensed consolidated statements of operations, was $1.5 million and $3.2 million, respectively, based on an effective interest rate of 8.89%. The Convertible Notes are classified as Level 2 in the fair value hierarchy. As of September 30, 2014 the estimated fair value of the Convertible Notes, which includes the conversion option, was $148.8 million, and is based on the last broker quote of the Convertible Notes on September 30, 2014. The carrying amount of the debt as of September 30, 2014 was $117.0 million net of the unamortized discount of $32.5 million. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying condensed consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of September 30, 2014, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note Payable
During January 2014, the Company borrowed $2.0 million to fund insurance premium payments. This note bears interest at 1.55% and is due on December 1, 2014, with monthly payment requirements of $0.2 million. As of September 30, 2014, the outstanding balance on this note payable was $0.4 million. Interest expense for the three and nine months ended September 30, 2014 was insignificant.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amount to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of September 30, 2014, the remaining balance on these capital leases was $4.3 million. Interest expense was $0.1 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.
Annual scheduled maturities of debt and minimum payments for debt outstanding as of September 30, 2014, is as follows:

	Convertible Debt	Notes payable	Capital Lease Obligation
	(dollars in thousands)
2014	$—	$362	$412
2015	4,411	—	1,343
2016	4,411	—	1,025
2017	4,411	—	938
2018	4,411	—	938
Thereafter	151,688	—	79
Subtotal	169,332	362	4,735
Less: Amount representing interest (a)	(52,301)	(5)	(484)
Total	$117,031	$357	$4,251

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Letters of Credit
As of September 30, 2014, the Company has the following seven irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 2015
Boston	$382	March 2015
New York	$893	August 2015
New York	$4,497	December 2014
New York	$1,000	February 2015
New York	$1,861	June 2015
New York	$127	September 2015
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2014 and December 31, 2013, there were no amounts due related to these letters of credit.
15. Treasury stock
Treasury stock of $71.0 million as of September 30, 2014, compared to $48.1 million as of December 31, 2013, resulted from $5.6 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

stock compensation vesting events under the Company's Equity Plan or other similar transactions and $17.3 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the nine months ended September 30, 2014:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2013	15,873,549	$48,084	$3.03
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	1,367,262	5,610	4.10
Purchase of treasury stock	4,267,557	17,327	4.06
Balance outstanding at September 30, 2014	21,508,368	$71,021	$3.30
16. Accumulated other comprehensive income (loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments and net gain (loss) and amortization of prior service costs related to the Company's defined benefit plans.

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2013	248	344	592
Net change	(233)	(87)	(320)
Balance at September 30, 2014	$15	$257	$272

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2012	$258	$98	$356
Net change	(10)	(207)	(217)
Balance at September 30, 2013	$248	$(109)	$139
(a) During the periods presented, the Company did not have material reclassifications out of other comprehensive income.
17. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income attributable to the Company's stockholders by the weighted average number of common shares outstanding for the period. As of September 30, 2014, there were 113,634,803 shares outstanding. The Company has included 424,479 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units, unexercised stock options, warrants and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options and warrants were not included in the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2014 and 2013, respectively, as their inclusion would have been anti-dilutive.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
Net income (loss)	$10,529	$8,370	$38,154	$12,637
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	4,006	4,759	13,409	10,509
Net income (loss) attributable to Cowen Group, Inc. stockholders	$6,523	$3,611	$24,745	$2,128

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	114,969	118,359	115,407	116,012
Warrants	—	—	—	—
Stock options	—	—	—	—
Stock appreciation rights	59	311	57	296
Restricted stock	3,773	4,038	4,563	3,583
Weighted average shares used in diluted computation	118,801	122,708	120,027	119,891
Earnings (loss) per share:
Basic	$0.06	$0.03	$0.21	$0.02
Diluted	$0.05	$0.03	$0.21	$0.02
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2014
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$45,799	$45,799	$—	$—		$45,799
Brokerage	15	35,568	35,583	—	(1,249)	(e)	34,334
Management fees	16,319	—	16,319	(246)	(6,277)	(a)	9,796
Incentive income	4,746	—	4,746	(34)	(5,549)	(a)	(837)
Investment Income	4,064	3,399	7,463	—	(7,463)	(c)	—
Interest and dividends	—	—	—	—	13,725	(c)(e)	13,725
Reimbursement from affiliates	—	—	—	119	2,354	(f)	2,473
Other revenue	43	353	396	—	724	(c)	1,120
Consolidated Funds revenues	—	—	—	691	—		691
Total revenues	25,187	85,119	110,306	530	(3,735)		107,101
Expenses
Employee compensation and benefits	11,307	53,661	64,968	—	838		65,806
Non-compensation expenses—Fixed	8,887	14,880	23,767	—	(23,767)	(c)(d)	—
Non-compensation expenses—Variable	3,648	8,509	12,157	—	(12,157)	(c)(d)	—
Non-compensation expenses	—	—	—	—	33,830	(c)(d)	33,830
Interest and dividends	1,852	812	2,664	—	9,765	(c)(e)	12,429
Reimbursement from affiliates	(1,830)	—	(1,830)	—	1,830	(f)	—
Consolidated Funds expenses	—	—	—	635	—		635
Total expenses	23,864	77,862	101,726	635	10,339		112,700
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	—	—	—	—	13,836	(c)	13,836
Consolidated Funds net gains (losses)	—	—	—	888	1,545		2,433
Total other income (loss)	—	—	—	888	15,381		16,269
Income (loss) before income taxes and non-controlling interests	1,323	7,257	8,580	783	1,307		10,670
Income taxes expense / (benefit)	—	—	—	—	141	(b)	141
Economic Income (Loss) / Net income (loss) before non-controlling interests	1,323	7,257	8,580	783	1,166		10,529
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(1,877)	—	(1,877)	(783)	(1,346)		(4,006)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$(554)	$7,257	$6,703	$—	$(180)		$6,523
(1) For the three months ended September 30, 2014, the Company has reflected $1.9 million of investment income and related compensation expense of $0.7 million within the broker-dealer segment in proportion to that segment's capital.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2013
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$27,694	$27,694	$—	$—		$27,694
Brokerage	—	32,035	32,035	—	(3,573)	(e)	28,462
Management fees	14,299	—	14,299	(275)	(4,697)	(a)	9,327
Incentive income	5,666	—	5,666	—	(3,145)	(a)	2,521
Investment Income	10,031	2,296	12,327	—	(12,327)	(c)	—
Interest and dividends	—	—	—	—	10,969	(c)(e)	10,969
Reimbursement from affiliates	—	—	—	(75)	2,250	(f)	2,175
Other revenue	156	(38)	118	—	438	(c)	556
Consolidated Funds revenues	—	—	—	445	—		445
Total revenues	30,152	61,987	92,139	95	(10,085)		82,149
Expenses
Employee compensation and benefits	12,551	40,291	52,842	—	772		53,614
Non-compensation expenses—Fixed	8,938	14,836	23,774	—	(23,774)	(c)(d)	—
Non-compensation expenses—Variable	1,597	6,833	8,430	—	(8,430)	(c)(d)	—
Non-compensation expenses	—	—	—	—	31,392	(c)(d)	31,392
Interest and dividends	52	23	75	—	6,206	(c)(e)	6,281
Reimbursement from affiliates	(1,461)	—	(1,461)	—	1,461	(f)	—
Consolidated Funds expenses	—	—	—	450	—		450
Total expenses	21,677	61,983	83,660	450	7,627		91,737
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	14,680	(c)	14,680
Consolidated Funds net gains (losses)	—	—	—	1,230	2,002		3,232
Total other income (loss)	—	—	—	1,230	16,682		17,912
Income (loss) before income taxes and non-controlling interests	8,475	4	8,479	875	(1,030)		8,324
Income taxes expense / (benefit)	—	—	—	—	(46)	(b)	(46)
Economic Income (Loss) / Net income (loss) before non-controlling interests	8,475	4	8,479	875	(984)		8,370
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(4,813)	—	(4,813)	(875)	929		(4,759)
Economic Income (Loss) / Net income (loss) attributable to Cowen Group, Inc. stockholders	$3,662	$4	$3,666	$—	$(55)		$3,611
(1) For the three months ended September 30, 2013, the Company has reflected $3.0 million of investment income and related compensation expense of $1.0 million within the broker-dealer segment in proportion to that segment's capital.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2014
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$125,653	$125,653	$—	$—		$125,653
Brokerage	40	104,943	104,983	—	(4,508)	(e)	100,475
Management fees	46,574	—	46,574	(723)	(17,439)	(a)	28,412
Incentive income	17,665	—	17,665	(188)	(13,092)	(a)	4,385
Investment Income	29,025	8,207	37,232	—	(37,232)	(c)	—
Interest and dividends	—	—	—	—	35,437	(c)(e)	35,437
Reimbursement from affiliates	—	—	—	(45)	7,436	(f)	7,391
Other revenue	140	354	494	—	1,933	(c)	2,427
Consolidated Funds revenues	—	—	—	2,500	—		2,500
Total revenues	93,444	239,157	332,601	1,544	(27,465)		306,680
Expenses
Employee compensation and benefits	43,360	152,197	195,557	—	2,214		197,771
Non-compensation expenses—Fixed	27,944	41,652	69,596	—	(69,596)	(c)(d)	—
Non-compensation expenses—Variable	6,195	27,064	33,259	—	(33,259)	(c)(d)	—
Non-compensation expenses	—	—	—	—	97,832	(c)(d)	97,832
Interest and dividends	5,083	878	5,961	—	23,733	(c)(e)	29,694
Reimbursement from affiliates	(5,313)	—	(5,313)	—	5,313	(f)	—
Consolidated Funds expenses	—	—	—	1,335	—		1,335
Total expenses	77,269	221,791	299,060	1,335	26,237		326,632
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	48,227	(c)	48,227
Consolidated Funds net gains (losses)	—	—	—	3,509	6,636		10,145
Total other income (loss)	—	—	—	3,509	54,863		58,372
Income (loss) before income taxes and non-controlling interests	16,175	17,366	33,541	3,718	1,161		38,420
Income taxes expense / (benefit)	—	—	—	—	266	(b)	266
Economic Income (Loss) / Net income (loss) before non-controlling interests	16,175	17,366	33,541	3,718	895		38,154
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(8,320)	—	(8,320)	(3,718)	(1,371)		(13,409)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$7,855	$17,366	$25,221	$—	$(476)		$24,745
(1) For the nine months ended September 30, 2014, the Company has reflected $7.5 million of investment income and related compensation expense of $2.5 million within the broker-dealer segment in proportion to that segment's capital.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2013
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$70,431	$70,431	$—	$—		$70,431
Brokerage	—	93,352	93,352	—	(6,769)	(e)	86,583
Management fees	43,050	—	43,050	(871)	(13,661)	(a)	28,518
Incentive income	14,558	—	14,558	—	(7,472)	(a)	7,086
Investment Income	22,169	4,593	26,762	—	(26,762)	(c)	—
Interest and dividends	—	—	—	—	30,905	(c)(e)	30,905
Reimbursement from affiliates	—	—	—	(206)	6,657	(f)	6,451
Other revenue	381	(427)	(46)	—	1,565	(c)	1,519
Consolidated Funds revenues	—	—	—	681	—		681
Total revenues	80,158	167,949	248,107	(396)	(15,537)		232,174
Expenses
Employee compensation and benefits	35,500	108,202	143,702	—	1,642		145,344
Non-compensation expenses—Fixed	26,293	41,679	67,972	—	(67,972)	(c)(d)	—
Non-compensation expenses—Variable	3,996	23,710	27,706	—	(27,706)	(c)(d)	—
Non-compensation expenses	—	—	—	—	93,994	(c)(d)	93,994
Interest and dividends	183	88	271	—	20,615	(c)(e)	20,886
Reimbursement from affiliates	(4,291)	—	(4,291)	—	4,291	(f)	—
Consolidated Funds expenses	—	—	—	1,237	—		1,237
Total expenses	61,681	173,679	235,360	1,237	24,864		261,461
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	—	—	—	—	30,507	(c)	30,507
Consolidated Funds net gains (losses)	—	—	—	4,862	6,843		11,705
Total other income (loss)	—	—	—	4,862	37,350		42,212
Income (loss) before income taxes and non-controlling interests	18,477	(5,730)	12,747	3,229	(3,051)		12,925
Income taxes expense / (benefit)	—	—	—	—	288	(b)	288
Economic Income (Loss) / Net income (loss) before non-controlling interests	18,477	(5,730)	12,747	3,229	(3,339)		12,637
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(8,880)	—	(8,880)	(3,229)	1,600		(10,509)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$9,597	$(5,730)	$3,867	$—	$(1,739)		$2,128

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
For the three and nine months ended September 30, 2014 and 2013, there was no one fund or other customer which represented more than 10% of the Company's total revenues.
19. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution (formerly known as Cowen Capital LLC), ATM USA, and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method, ATM Execution, ATM USA and Cowen Equity Finance are each required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2014, Cowen and Company had total net capital of approximately $109.4 million, which was approximately $108.4 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2014, ATM Execution had total net capital of approximately $2.1 million, which was approximately $1.9 million in excess of its minimum net capital requirement of $250,000. As of September 30, 2014, ATM USA had total net capital of approximately $0.9 million, which was approximately $0.7 million in excess of its minimum net capital requirement of $250,000. As of September 30, 2014, Cowen Equity Finance had total net capital of approximately $14.5 million which was approximately $14.3 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of September 30, 2014, Ramius UK's Financial Resources of $0.34 million exceeded its minimum requirement of $0.11 million by $0.23 million. As of September 30, 2014, CIL's Financial Resources of $3.4 million exceeded its minimum requirement of $2.1 million by $1.3 million.
Cowen and Company (Asia) Limited (“CCAL”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of September 30, 2014, CCAL's Financial Resources of $0.7 million exceeded the minimum requirement of $0.4 million by $0.3 million.
20. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of September 30, 2014 and December 31, 2013, $12.3 million and $18.9 million, respectively, included in fees receivable are earned from related parties.
The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

September 30, 2014, the Company reimbursed the funds it manages an immaterial amount. For the three months ended September 30, 2013, the Company reimbursed the funds it manages $0.4 million. For the nine months ended September 30, 2014 and 2013, the Company reimbursed the funds it manages $0.8 million and $1.4 million, respectively, which were recorded net in management fees and incentive income in the accompanying condensed consolidated statements of operations. As of September 30, 2014 and December 31, 2013, related amounts still payable were $0.4 million and $1.7 million, respectively, and were reflected in fees payable in the accompanying condensed consolidated statements of financial condition.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the condensed consolidated statements of financial condition. As of September 30, 2014 and December 31, 2013, loans to employees of $7.5 million and $6.0 million, respectively, were included in due from related parties on the condensed consolidated statements of financial condition. Of these amounts $5.0 million and $3.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $1.3 million and $1.1 million, respectively, related to amortization of forgivable loans for the three months ended September 30, 2014 and 2013, and $3.2 million and $2.3 million, for the nine months ended September 30, 2014 and 2013, respectively. This expense is included in employee compensation and benefits in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2014, and 2013, the interest income was insignificant for all loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 5), whereby the Company was able to loan up to $3.0 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly). This loan matured on March 30, 2014 and was fully repaid. As of December 31, 2013, $1.5 million , related to this loan, was included in due from related parties in the accompanying consolidated statement of financial condition. For the three and nine months ended September 30, 2014, and 2013, interest charged for this loan was insignificant.
Included in due to related parties is approximately $0.4 million and $0.4 million as of September 30, 2014 and December 31, 2013, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
The Company entered into three real estate loan participation agreements during the first and second quarters of 2014 with related parties amounting to $50.0 million. All principal and interest balances were repaid to the Company as of June 30, 2014. Interest earned on these loans was $0.5 million for the nine months ended September 30, 2014 .
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
In conjunction with the acquisition of Cowen Securities (See Note 2) the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third-party bank prior to the acquisition that closed in March 2013. The value of these loans at September 30, 2014 was $0.2 million.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of September 30, 2014 and December 31, 2013. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
22. Subsequent Events
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company incurred debt issuance costs of approximately $2.9 million. The Company intends to use a portion of the net proceeds of the offering to capitalize a new commercial finance company being formed by the Company that would structure, underwrite and syndicate a broad range of

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

loans to middle market commercial borrowers. The remainder of the net proceeds of the offering will be used for general corporate purposes.
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
Overview
Cowen Group, Inc. (the "Company") is a diversified financial services firm and, together with its consolidated subsidiaries, provides alternative investment management, investment banking, research, and brokerage (including market-making, sales and trading and securities lending services) through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, managed futures funds, fund of funds, real estate and healthcare royalty funds. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including small-cap activism, healthcare royalties, customized solutions, event driven equity, real estate, long/short credit and managed futures. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $12.2 billion of assets under management as of October 1, 2014.
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
Certain Factors Impacting Our Business
Our alternative investment business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our alternative investment business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees. As previously disclosed, redemptions in Ramius Multi-Strategy Fund Ltd triggered certain contractual rights of affiliates of UniCredit S.p.A (“UniCredit S.p.A”), which would have allowed them to withdraw their assets held in that fund upon 30 days notice. Such affiliates of UniCredit S.p.A instead agreed, pursuant to a modification agreement, to extend the time period pursuant to which the Company was required to return the bulk of its assets in our funds by the end of 2010. The Company returned a significant portion of the assets during 2010 and as of September 30, 2014, including redemptions effective on October 1, 2014, we have returned approximately $662.9 million to affiliates of UniCredit S.p.A with a remaining investment balance of approximately $87.7 million invested in our investment vehicles, including a fund of funds managed account.

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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of September 30, 2014, we had investments of approximately $94.6 million, $223.7 million, $16.4 million, $15.0 million and $27.0 million in Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP (“COIL”), Ramius Optimum Investments LLC ("ROIL"), Starboard Partners Fund LP, and other investments, respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and ROIL are wholly owned entities managed by Ramius which the Company uses solely for the firm's invested capital.

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

External Factors Impacting Our Business
Our financial performance is highly dependent on the environment in which our businesses operate. We believe a favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic or market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability (or increases in the cost of) credit and capital, increases in inflation or interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, or a combination of these or other factors. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:

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
Recent Developments
Effective September 15, 2014, Ramius engaged State Street Global Advisors (“State Street”) as sub-advisor to the Ramius Trading Strategies Managed Futures Fund and re-named the fund State Street/Ramius Managed Futures Strategy Fund.  As part of the transaction, the fund’s investment manager, Ramius Trading Strategies, became a wholly owned subsidiary of Ramius and State Street hired the fund’s existing portfolio management team.  As the primary advisor to the fund, Ramius Trading Strategies continues to provide the fund’s back-office platform, operational due diligence and marketing support.
On September 24, 2014, Ramius announced a partnership with Quadratic Capital Management LLC (“Quadratic Capital”) to launch their options-based, fundamental global macro strategy.  Quadratic Capital will employ options and swaptions across asset classes and will seek to deliver a fundamental global macro strategy with absolute returns, low volatility and defined risk.
On September 29, 2014, the Company announced plans to organize Cowen Finance, a commercial finance company, that will structure, underwrite and syndicate a broad range of loans to middle market commercial borrowers.  It is expected that Cowen Finance will syndicate the loans originated or arranged by it to third party investors, while selectively holding a small portion of this originated or arranged volume in a loan portfolio.  The Company also anticipates that Cowen Finance will work together with Cowen and Company’s investment banking and debt capital markets businesses to originate, syndicate and utilize the Company’s capital to provide a broad range of credit solutions to the Company's corporate clients. The Company currently expects to make an initial equity investment of up to $125.0 million in Cowen Finance, with the investment funded by the Company over time.  The Company’s total investment in Cowen Finance may be increased from time to time in the future and may be in the form of equity, loans or other credit support. In addition, as part of Cowen Finance’s ongoing operations, the Company expects that Cowen Finance will incur substantial indebtedness. As of September 30, 2014 Cowen Finance has not yet conducted business.
On September 29, 2014, Ramius entered into an agreement with Neuberger Berman to sell Ramius' interest in Orchard Square Partners LLC, which manages a global long/short credit investment strategy with approximately $448.0 million in client assets. The transaction is expected to close on December 31, 2014.
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company incurred debt issuance costs of approximately $2.9 million. The Company intends to use a portion of the net proceeds of the offering to capitalize a new commercial finance company being formed by the Company that would structure, underwrite and syndicate a broad range of loans to middle market commercial borrowers. The remainder of the net proceeds of the offering will be used for general corporate purposes.
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

•
Mutual Funds. Management fees for the Company’s mutual funds (State Street/Ramius Managed Futures Strategy Fund, Ramius Event Driven Equity Fund, Ramius Hedged Alpha Fund (formerly known as Ramius Dynamic Replication Fund) and Ramius Strategic Volatility Fund) are generally charged at an annual rate of up to 1.60% of assets under management (subject to an overall expense cap of up to 2.1%).

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

•
HealthCare Royalty Partners. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners' funds), management fees for the funds advised by HealthCare Royalty Partners are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of the net asset value or invested capital of the funds or the aggregate cost basis of the unrealized investments held by the funds. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

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

Brokerage
Brokerage revenue consists of commissions, principal transactions, and equity research fees.

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
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. Deferred tax liabilities that cannot be realized in a similar future time period and thus that cannot offset the Company’s deferred tax assets are not taken into account when calculating the Company’s net deferred tax assets. As of September 30, 2014, the Company recorded a valuation allowance against substantially all of its net deferred tax assets.
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
As of October 1, 2014, the Company had assets under management of $12.2 billion, a 29.1% increase as compared to assets under management of $9.4 billion as of January 1, 2014. The $2.7 billion increase in assets under management during the nine months ended 2014 primarily resulted from $0.8 billion in our alternative solutions product, $1.0 billion related to our healthcare royalty products and $0.9 billion related to our hedge fund products.
The following table is a breakout of total assets under management by platform as of October 1, 2014 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (j) (p)	Alternative Solutions (a) (c) (k)	Ramius Trading Strategies (d) (l)	Real Estate (a) (m)	Healthcare Royalty Partners (e) (f) (n)	Other (g) (o)	Total
	(dollars in millions)
January 1, 2012	$1,917	$2,750	$262	$1,628	$1,473	$2,235	$10,265
Subscriptions	392	1,407	—	—	—	3,163	4,962
Redemptions	(333)	(1,777)	(111)	(95)	—	(5,293)	(7,609)
Performance (h)	373	85	(5)	—	—	—	453
Net Return (i)	19.46%	3.09%	(1.91)%	—%	—%	—%	4.41%
January 1, 2013	2,349	2,465	146	1,533	1,473	105	8,071
Subscriptions	819	1,450	—	222	50	—	2,541
Redemptions	(368)	(792)	(53)	(116)	—	(38)	(1,367)
Performance (h)	368	(187)	1	—	—	—	182
Net Return (i)	15.67%	(7.59)%	0.68%	—%	—%	—%	2.25%
January 1, 2014	3,168	2,936	94	1,639	1,523	67	9,427
Subscriptions	1,044	1,031	—	204	973	—	3,252
Redemptions	(461)	(231)	25	(180)	—	(16)	(863)
Performance (h)	348	(4)	6	—	—	—	350
Net Return (i)	10.98%	(0.14)%	6.38%	—%	—%	—%	3.71%
October 1, 2014	$4,099	$3,732	$125	$1,663	$2,496	$51	$12,166

(a)
The Company owns between 20% and 55% of the general partners or managing members of the real estate business, the activist business, the long/short credit business (as of July 2013) (the single strategy hedge funds) and the alternative solutions business (as of September 2013).

(b)
These amounts include the Ramius Event Driven Equity Fund and the Company's invested capital of approximately $181.4 million, $155.6 million and $147.3 million as of October 1, 2014, January 1, 2014 and January 1, 2013, respectively.

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

(e)	These amounts include the Company's invested capital of approximately $20.0 million, $16.4 million and $16.0 million as of October 1, 2014, January 1, 2014 and January 1, 2013, respectively.

(f)	This amount reflects committed capital.

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

(k)
The Company’s actively marketed alternative solutions products have varying liquidity terms typically ranging from daily to quarterly liquidity. Since 2008, the Company has suspended redemption rights for a number of alternative solutions funds that are being wound down. The alternative solutions funds that have suspended redemption rights represent approximately 0.35% of the total alternative solutions assets under management.

(l)	The Ramius Trading Strategies products offer investors daily liquidity.

(m)	The real estate business does not provide investors with redemption rights. Investors receive distributions upon dispositions of the underlying real estate investments.

(n)	The Healthcare Royalty funds do not provide investors with redemption rights. Investors receive distributions upon realizations of the funds’ investments.

(o)	The collateralized debt obligations managed by the Company is an amortizing pool of assets with cash returned to investors in periodic distributions as it becomes available.

(p)	These amounts include Orchard Square Partner assets under management of $448.0 million. The Company has agreed to sell its interest in Orchard Square Partners effective December 31, 2014.
Fund Performance
Financial markets’ performance in the third quarter of 2014 was mixed after a strong second quarter, when equities, bonds and commodities all had positive gains. There was greater dispersion of returns among asset classes throughout the third quarter, which increased as September came to a close and positive investor sentiment rapidly eroded due to signs of slowing economic growth and various international events creating uncertainty in the markets.
Given market conditions in the third quarter, the Company's hedge fund vehicles had positive results relative to their respective benchmarks. The long/short credit fund's performance in the quarter was slightly negative but less so than the Merrill Lynch High Yield II Index due to its hedges and short positions. The activist strategy has now exceeded the returns generated by the Russell 2000 by over 11.5% in the first nine months of the year. The merger arbitrage fund is managed with a focused portfolio that employs credit and option strategies as well as equities. Short term results can deviate from those generated by a broad-based merger arbitrage index such as HFRXMA. Despite what the media called “Arbageddon” as a result of the US Treasury statement against corporate tax inversions and the subsequent expansion of deal spreads, the fund exceeded the index for the quarter and has substantially outperformed the index on a year to date basis. While the merger strategy has been able to produce attractive returns in a tough M&A environment, it continues to find multiple opportunities in large liquid transactions where available arbitrage capital cannot compress spreads and various securities can be utilized in positioning exposures. It is encouraging to note that global M&A reached $2.8 trillion in the first nine months of 2014 (Dealogic), an increase of 34% compared to 2013 and the highest level of transactions seen since 2007.
The liquid alternative mutual funds (offering hedge fund exposures, multi-manager managed futures access, a long volatility strategy and a new event-driven equity fund) had varying results for the period. The hedge fund exposure vehicle (renamed Ramius Hedged Alpha) was reconfigured during the first quarter, changing from a multi-asset replication portfolio to one focused on using customized liquid instruments to provide market-neutral exposure to several equity investment disciplines employed by top hedge fund managers. The fund’s returns during the ensuing transition period have been negative and lagged its representative, investable hedge fund index (HFRXEH). The managed futures fund had a strong quarter in an environment that finally began to present opportunities to the asset class, and year to date has slightly underperformed its benchmark CTA index. Equity market volatility remained subdued until late September, and the strategic volatility fund also declined for the quarter. The fund will lag sharp movements in the VIX, and as such, trails its benchmark, the SPVXMP (S&P 500 VIX Futures Index Series) for the year. The Ramius Event-Driven Equity Fund completed its first year of operation. Its goal is to provide equity market returns with lower volatility through a liquid portfolio of selected activist positions, special situations and merger arbitrage. Having overtaken its event-driven benchmark (HFRXED) in early July, underperformance in activist names caused it to lag for the third quarter and also on a year to date basis.
The internally managed multi-strategy funds maintained their focus on capital preservation, while executing opportunistic transactions linked to certain assets in order to make distributions to investors. In terms of longer-dated investment vehicles, the Longview real estate debt funds were positive for the quarter and year to date through September. The primary real estate equity fund was marginally negative for the third quarter but still a positive contributor thus far in 2014. Both debt and equity real estate funds, which are in the process of winding down their investment portfolios, have enjoyed substantial recoveries in valuation from the lows of 2009.  In another longer-term alternative asset class, our current health care royalty fund is approaching full deployment of its committed capital.
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
As of September 30, 2014, the Company's invested capital amounted to a net value of $594.0 million (supporting a long market value of $945.5 million), representing approximately 110% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of September 30, 2014. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of September 30, 2014 because they are included in various line items of the condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$422.8	78%
Merchant Banking	112.5	21%
Real Estate	58.7	11%
Total	594.0	110%
Stockholders' Equity	$538.9	100%
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

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended September 30,		Period to Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$45,799	$27,694	$18,105	65%
Brokerage	34,334	28,462	5,872	21%
Management fees	9,796	9,327	469	5%
Incentive income	(837)	2,521	(3,358)	(133)%
Interest and dividends	13,725	10,969	2,756	25%
Reimbursement from affiliates	2,473	2,175	298	14%
Other revenues	1,120	556	564	101%
Consolidated Funds revenues	691	445	246	55%
Total revenues	107,101	82,149	24,952	30%
Expenses
Employee compensation and benefits	65,806	53,614	12,192	23%
Interest and dividends	12,429	6,281	6,148	98%
General, administrative and other expenses	33,830	31,392	2,438	8%
Consolidated Funds expenses	635	450	185	41%
Total expenses	112,700	91,737	20,963	23%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	13,836	14,680	(844)	(6)%
Consolidated Funds net gains (losses)	2,433	3,232	(799)	(25)%
Total other income (loss)	16,269	17,912	(1,643)	(9)%
Income (loss) before income taxes	10,670	8,324	2,346	28%
Income taxes expense (benefit)	141	(46)	187	(407)%
Net income (loss)	10,529	8,370	2,159	26%
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	4,006	4,759	(753)	(16)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$6,523	$3,611	$2,912	81%
Revenues
Investment Banking
Investment banking revenues increased $18.1 million to $45.8 million for the three months ended September 30, 2014 compared with $27.7 million in the prior year period. During the three months ended September 30, 2014, the Company completed 23 underwriting transactions, three strategic advisory transactions and 10 debt capital market transactions. During the three months ended September 30, 2013, the Company completed 20 underwriting transactions, one strategic advisory transaction and seven debt capital market transactions.
Brokerage
Brokerage revenues increased $5.8 million to $34.3 million for the three months ended September 30, 2014 compared with $28.5 million in the prior year period. This was attributable to higher commission revenue due to an increase in customer trading volume in our cash equities and options businesses as well as an increase in electronic trading revenues. Customer trading volumes across the industry (according to Bloomberg) increased 2% for the three months ended September 30, 2014 compared to the same period in the prior year.
Management Fees
Management fees increased $0.5 million to $9.8 million for the three months ended September 30, 2014 compared with $9.3 million in the prior year period.

Incentive Income
Incentive income decreased $3.3 million to a loss of $0.8 million for the three months ended September 30, 2014, compared with $2.5 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our credit and alternative solutions businesses.
Interest and Dividends
Interest and dividends increased $2.7 million to $13.7 million for the three months ended September 30, 2014 compared with $11.0 million in the prior year period. This was primarily attributable to the activity in our stock loan business.
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.3 million to $2.5 million for the three months ended September 30, 2014 compared with $2.2 million in the prior year period.
Other Revenues
Other revenues increased $0.5 million to $1.1 million for the three months ended September 30, 2014 compared with $0.6 million in the prior year period. The increase is primarily related to sublease income.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.3 million to $0.7 million for the three months ended September 30, 2014 compared with $0.4 million in the prior year period.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $12.2 million to $65.8 million for the three months ended September 30, 2014 compared with $53.6 million in the prior year period. The increase is primarily due to $25.0 million higher revenues during the third quarter of 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The Company's headcount increased 3.9%. The compensation to revenue ratio, based on total revenues only, was 61% for the three months ended September 30, 2014, compared with 65% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 23% increase in total compensation combined with a 30% increase in total revenues. The compensation to revenue ratio, including other income (loss), was 53% for the three months ended September 30, 2014, compared with 54% for the prior year period.
Interest and Dividends
Interest and dividend expenses increased $6.1 million to $12.4 million for the three months ended September 30, 2014 compared with $6.3 million in the prior year period. Interest and dividend expenses relates to trading activity with respect to the Company's investments, activity in our stock loan business and interest on debt. The increase primarily relates to the cash convertible debt issued during the first quarter of 2014.
General, Administrative and Other Expenses
General, administrative and other expenses increased $2.4 million to $33.8 million for the three months ended September 30, 2014 compared with $31.4 million in the prior year period. The increase is primarily related to syndication costs related to a capital raise by an alternative investment asset fund and an increase in client services and business development, which are variable expenses, related to higher revenues partially offset by various firm-wide efforts to reduce fixed expenses.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.1 million to $0.6 million for the three months ended September 30, 2014 compared with $0.5 million for the prior year period.
Other Income (Loss)
Other income (loss) decreased $1.6 million to $16.3 million for the three months ended September 30, 2014 compared with $17.9 million in the prior year period. The decrease primarily relates to a decrease in the Company's performance in our equity investments offset partially by improved performance in our activist strategy. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.

Income Taxes
Income tax expense increased to $0.1 million for the three months ended September 30, 2014 compared with an income tax benefit of $0.05 million in the prior year period. The Company’s tax expense increased primarily because the Company’s foreign subsidiaries recorded higher foreign taxes resulting from increased pre-tax income.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased by $0.8 million to $4.0 million for the three months ended September 30, 2014 compared with $4.8 million in the prior year period. The period over period change was primarily from the result of an extension of the partnership agreement relating to our alternative solutions business, during the third quarter of 2013, which resulted in a profit split and therefore more allocations of income to non-controlling interest holders. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Condensed Consolidated Statements of Operations
	Nine Months Ended September 30,		Period to Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$125,653	$70,431	$55,222	78%
Brokerage	100,475	86,583	13,892	16%
Management fees	28,412	28,518	(106)	—%
Incentive income	4,385	7,086	(2,701)	(38)%
Interest and dividends	35,437	30,905	4,532	15%
Reimbursement from affiliates	7,391	6,451	940	15%
Other revenues	2,427	1,519	908	60%
Consolidated Funds revenues	2,500	681	1,819	267%
Total revenues	306,680	232,174	74,506	32%
Expenses
Employee compensation and benefits	197,771	145,344	52,427	36%
Interest and dividends	29,694	20,886	8,808	42%
General, administrative and other expenses	97,832	93,994	3,838	4%
Consolidated Funds expenses	1,335	1,237	98	8%
Total expenses	326,632	261,461	65,171	25%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	48,227	30,507	17,720	58%
Consolidated Funds net gains (losses)	10,145	11,705	(1,560)	(13)%
Total other income (loss)	58,372	42,212	16,160	38%
Income (loss) before income taxes	38,420	12,925	25,495	197%
Income taxes expense (benefit)	266	288	(22)	(8)%
Net income (loss)	38,154	12,637	25,517	202%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	13,409	10,509	2,900	28%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$24,745	$2,128	$22,617	NM
Revenues
Investment Banking
Investment banking revenues increased $55.3 million to $125.7 million for the nine months ended September 30, 2014 compared with $70.4 million in the prior year period. During the nine months ended September 30, 2014, the Company completed 96 underwriting transactions, six strategic advisory transactions and 13 debt capital market transactions. During the nine months ended September 30, 2013, the Company completed 49 underwriting transactions, six strategic advisory transactions and 14 debt capital market transactions.

Brokerage
Brokerage revenues increased $13.9 million to $100.5 million for the nine months ended September 30, 2014 compared with $86.6 million in the prior year period. This was attributable to higher commission revenue due to an increase in customer trading volume in our cash equities and options businesses as well as an increase in electronic trading revenues. Customer trading volumes across the industry (according to Bloomberg) increased 5% for the nine months ended September 30, 2014 compared to the prior year period.
Management Fees
Management fees decreased $0.1 million to $28.4 million for the nine months ended September 30, 2014 compared with $28.5 million in the prior year period.
Incentive Income
Incentive income decreased $2.7 million to $4.4 million for the nine months ended September 30, 2014, compared with $7.1 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our credit business.
Interest and Dividends
Interest and dividends increased $4.5 million to $35.4 million for the nine months ended September 30, 2014 compared with $30.9 million in the prior year period. This was primarily attributable to the activity in our stock loan business.
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.9 million to $7.4 million for the nine months ended September 30, 2014 compared with $6.5 million in the prior year period.
Other Revenues
Other revenues increased $0.9 million to $2.4 million for the nine months ended September 30, 2014 compared with $1.5 million in the prior year period. The increase is primarily related to sublease income.
Consolidated Funds Revenues
Consolidated Funds revenues increased $1.8 million to $2.5 million for the nine months ended September 30, 2014 compared with $0.7 million in the prior year period. This increase is attributable to the consolidation of Merger Fund during the third quarter 2013.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $52.5 million to $197.8 million for the nine months ended September 30, 2014 compared with $145.3 million in the prior year period. The increase is primarily due to $74.5 million higher revenues during the first nine months of 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The Company's head count increased 3.9%. The compensation to revenue ratio, based on total revenues only, was 64% for the nine months ended September 30, 2014, compared with 63% in the prior year period. The compensation to revenue ratio, including other income (loss), was 54% for the nine months ended September 30, 2014, compared with 53% in the prior year period.
Interest and Dividends
Interest and dividend expenses increased $8.8 million to $29.7 million for the nine months ended September 30, 2014 compared with $20.9 million in the prior year period. Interest and dividends expenses relate to trading activity with respect to the Company's investments, activity in our stock loan business and interest on debt. The increase primarily relates to the convertible debt issued during the first quarter of 2014.
General, Administrative and Other Expenses
General, administrative and other expenses increased $3.8 million to $97.8 million for the nine months ended September 30, 2014 compared with $94.0 million in the prior year period. This was primarily due to higher professional fees related to the debt issuance during the first quarter of 2014, syndication costs related to a capital raise by an alternative investment asset fund and an increase in client services and business development, which are variable expenses, related to higher revenues, partially offset by various firm-wide efforts to reduce fixed expenses.

Consolidated Funds Expenses
Consolidated Funds expenses increased $0.1 million to $1.3 million for the nine months ended September 30, 2014 compared with $1.2 million in the prior year period.
Other Income (Loss)
Other income (loss) increased $16.2 million to $58.4 million for the nine months ended September 30, 2014 compared with $42.2 million in the prior year period. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including activist and increases in performance in our equity investments.  The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense remained unchanged at $0.3 million for the nine months ended September 30, 2014 compared with the prior year period.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased $2.9 million to $13.4 million for the nine months ended September 30, 2014 compared with $10.5 million in the prior year period. The period over period change was primarily from the result of additional non-controlling interests related to the consolidation of the Merger Fund in the second quarter of 2013. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
For the three months ended September 30, 2014 and 2013, the Company's alternative investment segment includes hedge funds, replication products, liquid alternative premia products, customized solutions, mutual funds, managed futures fund, fund of funds, real estate and healthcare royalty funds operating results and other investment platforms operating results.
For the three months ended September 30, 2014 and 2013, the Company's broker-dealer segment includes investment banking, research and brokerage businesses' operating results.

	Economic Income (Loss)
	Three Months Ended September 30,
	2014			2013			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$45,799	$45,799	$—	$27,694	$27,694	$18,105	65%
Brokerage	15	35,568	35,583	—	32,035	32,035	3,548	11%
Management fees	16,319	—	16,319	14,299	—	14,299	2,020	14%
Incentive income (loss)	4,746	—	4,746	5,666	—	5,666	(920)	(16)%
Investment income (loss)	4,064	3,399	7,463	10,031	2,296	12,327	(4,864)	(39)%
Other revenues	43	353	396	156	(38)	118	278	236%
Total economic income revenues	25,187	85,119	110,306	30,152	61,987	92,139	18,167	20%
Economic Income Expenses
Compensation and benefits	11,307	53,661	64,968	12,551	40,291	52,842	12,126	23%
Non-compensation expenses—Fixed	8,887	14,880	23,767	8,938	14,836	23,774	(7)	—%
Non-compensation expenses—Variable	3,648	8,509	12,157	1,597	6,833	8,430	3,727	44%
Interest expense	1,852	812	2,664	52	23	75	2,589	NM
Reimbursement from affiliates	(1,830)	—	(1,830)	(1,461)	—	(1,461)	(369)	25%
Total economic income expenses	23,864	77,862	101,726	21,677	61,983	83,660	18,066	22%
Net economic income (loss) (before non-controlling interest)	1,323	7,257	8,580	8,475	4	8,479	101	1%
Non-controlling interest	(1,877)	—	(1,877)	(4,813)	—	(4,813)	2,936	(61)%
Economic income (loss)	$(554)	$7,257	$6,703	$3,662	$4	$3,666	$3,037	83%
(a) For the three months ended September 30, 2014 and 2013, the Company has reflected $1.9 million and $3.0 million of investment income, respectively, and related compensation expense of $0.7 million and $1.0 million, respectively, within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $110.3 million for the three months ended September 30, 2014, an increase of $18.2 million compared to Economic Income (Loss) revenues of $92.1 million in the prior year period. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues. The increase was primarily related to an increase in investment banking and brokerage revenues in addition to increased revenue from the alternative investment business.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $25.2 million for the three months ended September 30, 2014, a decrease of $5.0 million compared to Economic Income (Loss) revenues of $30.2 million in the prior year period.
Management Fees.    Management fees for the segment increased $2.0 million to $16.3 million for the three months ended September 30, 2014 compared with $14.3 million in the prior year period. This increase was primarily related to an increase in management fees for our activist and healthcare businesses.
Incentive Income (Loss).    Incentive income for the segment decreased $1.0 million to $4.7 million for the three months ended September 30, 2014 compared with $5.7 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our credit funds partially offset by an increase in performance fees from our activist business.
Investment Income (Loss).    Investment income for the segment decreased $5.9 million to $4.1 million for the three months ended September 30, 2014, compared with $10.0 million in the prior year period. The decrease primarily relates to a decrease in the Company's performance in our equity investments offset partially by improved performance in our activist strategy.
Other Revenues.    Other revenues for the segment decreased $0.1 million to at $0.1 million for the three months ended September 30, 2014, compared with $0.2 million in the prior year period.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $85.1 million for the three months ended September 30, 2014, an increase of $23.1 million compared with Economic Income (Loss) revenues of $62.0 million in the prior year period.
Investment Banking.    Investment banking revenues increased $18.1 million to $45.8 million for the three months ended September 30, 2014 compared with $27.7 million in the prior year period. During the three months ended September 30, 2014, the Company completed 23 underwriting transactions, three strategic advisory transactions and 10 debt capital market transactions. During the three months ended September 30, 2013, the Company completed 20 underwriting transactions, one strategic advisory transaction and seven debt capital market transactions.
Brokerage.    Brokerage revenues increased $3.6 million to $35.6 million for the three months ended September 30, 2014, compared with $32.0 million in the prior year period. This was attributable to higher commission revenue due to an increase in customer trading volume in our cash equities and options businesses as well as an increase in electronic trading revenues. Customer trading volumes across the industry (according to Bloomberg) increased 2% for the three months ended September 30, 2014 compared to the same period in the prior year.
Investment Income (Loss).    Investment income for the segment increased $1.1 million to $3.4 million for the three months ended September 30, 2014 compared with $2.3 million in the prior year period. The increase is a result of an increase in investment income earned from the broker dealer partially offset by a decreased in overall investment income available for allocation to the broker dealer.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $12.2 million to $65.0 million for the three months ended September 30, 2014, compared with $52.8 million in the prior year period. The increase is due to $18.2 million higher revenues during the third quarter of 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The Company's headcount increased 3.9%. The compensation to revenue ratio was 59% for the three months ended September 30, 2014, compared to 57% for the prior year period.
Compensation and benefits expenses for the alternative investment segment decreased $1.3 million to $11.3 million for the three months ended September 30, 2014 compared with $12.6 million in the prior year period. The compensation to revenue ratio was 45% for the three months ended September 30, 2014, compared to 42% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $13.4 million to $53.7 million for the three months ended September 30, 2014 compared with $40.3 million in the prior year period. The compensation to revenue ratio was 63% for three months ended September 30, 2014 compared with 65% for the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses remained fairly flat at $23.8 million for the three months ended September 30, 2014 compared with the prior year period.
Fixed non-compensation expenses for both the alternative investment segment and the broker-dealer segment remained generally consistent for the three months ended September 30, 2014 compared with the prior year period.

The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$3,284	$3,452	$(168)	(5)%
Professional, advisory and other fees	3,485	3,084	401	13%
Occupancy and equipment	6,135	6,329	(194)	(3)%
Depreciation and amortization	2,270	2,621	(351)	(13)%
Service fees	1,932	2,342	(410)	(18)%
Expenses from equity investments	3,792	3,309	483	15%
Other	2,869	2,637	232	9%
Total	$23,767	$23,774	$(7)	—%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $3.8 million to $12.2 million for the three months ended September 30, 2014 compared with $8.4 million in the prior year period. The increase is primarily related to syndication costs related to a capital raise by an alternative investment asset fund and increased firm wide marketing activity.
The following table shows the components of the non-compensation expenses—variable, for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$4,176	$4,246	$(70)	(2)%
HealthCare Royalty Partners syndication costs	2,154	—	2,154	NM
Expenses related to Luxembourg reinsurance companies	825	772	53	7%
Marketing and business development	4,266	3,243	1,023	32%
Other	736	169	567	336%
Total	$12,157	$8,430	$3,727	44%
Interest expense.    Interest expense, which primarily relates to debt issued during the first quarter of 2014, increased $2.6 million to $2.7 million for the three months ended September 30, 2014 compared with $0.1 million in the prior year period.
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, increased $0.3 million at $1.8 million for the three months ended September 30, 2014 compared with $1.5 million in the prior year period.
Non-Controlling Interest.    Income (loss) attributable to redeemable non-controlling interests decreased by $2.9 million to $1.9 million for the three months ended September 30, 2014 compared with $4.8 million in the prior year period. The period over period change was primarily from the result of an extension of the partnership agreement relating to our alternative solutions business, during the third quarter of 2013, which resulted in a profit split and therefore more allocations of income to non-controlling interest holders. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

	Economic Income (Loss)
	Nine Months Ended September 30,
	2014			2013			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$125,653	$125,653	$—	$70,431	$70,431	$55,222	78%
Brokerage	40	104,943	104,983	—	93,352	93,352	11,631	12%
Management fees	46,574	—	46,574	43,050	—	43,050	3,524	8%
Incentive income (loss)	17,665	—	17,665	14,558	—	14,558	3,107	21%
Investment income (loss)	29,025	8,207	37,232	22,169	4,593	26,762	10,470	39%
Other income (loss)	140	354	494	381	(427)	(46)	540	NM
Total economic income revenues	93,444	239,157	332,601	80,158	167,949	248,107	84,494	34%
Economic Income Expenses
Compensation and benefits	43,360	152,197	195,557	35,500	108,202	143,702	51,855	36%
Non-compensation expenses—Fixed	27,944	41,652	69,596	26,293	41,679	67,972	1,624	2%
Non-compensation expenses—Variable	6,195	27,064	33,259	3,996	23,710	27,706	5,553	20%
Interest expense	5,083	878	5,961	183	88	271	5,690	NM
Reimbursement from affiliates	(5,313)	—	(5,313)	(4,291)	—	(4,291)	(1,022)	24%
Total economic income expenses	77,269	221,791	299,060	61,681	173,679	235,360	63,700	27%
Net economic income (loss) (before non-controlling interest)	16,175	17,366	33,541	18,477	(5,730)	12,747	20,794	163%
Non-controlling interest	(8,320)	—	(8,320)	(8,880)	—	(8,880)	560	(6)%
Economic income (loss)	$7,855	$17,366	$25,221	$9,597	$(5,730)	$3,867	$21,354	552%
(a) For the nine months ended September 30, 2014, the Company has reflected $7.5 million of investment income and related compensation expense of $2.5 million within the broker-dealer segment in proportion to its capital. For the nine months ended September 30, 2013, the Company has reflected $5.6 million of investment income, and related compensation expense of $1.8 million within the broker-dealer segment in proportion to its capital.
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $332.6 million for the nine months ended September 30, 2014, an increase of $84.5 million compared to Economic Income (Loss) revenues of $248.1 million in the prior year period. The increase was primarily related to an increase in investment banking, brokerage revenues and investment income. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $93.4 million for the nine months ended September 30, 2014, an increase of $13.2 million compared to Economic Income (Loss) revenues of $80.2 million in the prior year period.
Management Fees.    Management fees for the segment increased $3.5 million to $46.6 million for the nine months ended September 30, 2014 compared with $43.1 million in the prior year period. This increase was primarily related to an increase in management fees for our activist and healthcare businesses.
Incentive Income (Loss).    Incentive income for the segment increased $3.1 million to $17.7 million for the nine months ended September 30, 2014 compared with $14.6 million in the prior year period. This increase was primarily related to an increase in performance fees from our activist funds partially offset by a decrease in performance fees from our credit business.
Investment Income (Loss).    Investment income for the segment increased $6.8 million to $29.0 million for the nine months ended September 30, 2014 compared with $22.2 million in the prior year period. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including activist and increases in performance in our equity investments.
Other Income (Loss).    Other income (loss) for the segment decreased $0.3 million to $0.1 million for the nine months ended September 30, 2014, compared with $0.4 million in the prior year period.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $239.2 million for the nine months ended September 30, 2014, an increase of $71.3 million compared with Economic Income (Loss) revenues of $167.9 million in the prior year.
Investment Banking.    Investment banking revenues increased $55.3 million to $125.7 million for the nine months ended September 30, 2014 compared with $70.4 million in the prior year period. During the nine months ended September 30, 2014, the Company completed 96 underwriting transactions, six strategic advisory transactions and 13 debt capital market transactions. During the nine months ended September 30, 2013, the Company completed 49 underwriting transactions, six strategic advisory transactions and 14 debt capital market transactions.
Brokerage.    Brokerage revenues increased $11.5 million to $104.9 million for the nine months ended September 30, 2014, compared with $93.4 million in the prior year period. This was attributable to higher commission revenue due to an increase in customer trading volume in our cash equities and options businesses as well as an increase in electronic trading revenues. Customer trading volumes across the industry (according to Bloomberg) increased 5% for the nine months ended September 30, 2014 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $3.6 million to an income of $8.2 million for the nine months ended September 30, 2014, compared with income of $4.6 million in the prior year period. The increase is a result of an increase in investment income earned from the broker dealer and an increase in overall investment income available for allocation to the broker dealer.
Other Income (Loss).    Other income (loss) for the segment increased $0.8 million to an income of $0.4 million for the nine months ended September 30, 2014, compared with a loss of $0.4 million in the prior year period.
Economic Income (Loss) Expenses
Compensation and Benefits.    Total compensation and benefits expense increased $51.9 million to $195.6 million for the nine months ended September 30, 2014, compared with $143.7 million in the prior year period. The increase is due to $84.5 million higher revenues during the first nine months of 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The Company's head count increased 3.9%. The compensation to revenue ratio was 59% for the nine months ended September 30, 2014, compared to 58% for the prior year period.
Compensation and benefits expenses for the alternative investment segment increased $7.9 million to $43.4 million for the nine months ended September 30, 2014 compared with $35.5 million in the prior year period. The compensation to revenue ratio was 46% for the nine months ended September 30, 2014, compared to 44% for the prior year period.
Compensation and benefits expenses for the broker-dealer segment increased $44.0 million to $152.2 million for the nine months ended September 30, 2014 compared with $108.2 million in the prior year period. The increase is due to $71.3 million higher revenues during 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 64% for nine months ended September 30, 2014 compared with 64% for 2013.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses increased $1.6 million to $69.6 million for the nine months ended September 30, 2014 compared with $68.0 million in the prior year period. This increase was primarily due to higher professional fees related to the debt issuance during the first quarter of 2014 partially offset with various firm-wide efforts to reduce fixed expenses.
Fixed non-compensation expenses for the alternative investment segment increased $1.6 million to $27.9 million for the nine months ended September 30, 2014 compared with $26.3 million in the prior year period. Fixed non-compensation expenses for the broker-dealer segment remained generally consistent at $41.7 million for the nine months ended September 30, 2014 compared with $41.7 million in the prior year period.

The following table shows the components of the non-compensation expenses—fixed, for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$9,551	$9,267	$284	3%
Professional, advisory and other fees	9,635	7,936	1,699	21%
Occupancy and equipment	18,024	17,922	102	1%
Depreciation and amortization	7,027	7,763	(736)	(9)%
Service fees	6,156	7,566	(1,410)	(19)%
Expenses from equity investments	10,686	9,913	773	8%
Other	8,517	7,605	912	12%
Total	$69,596	$67,972	$1,624	2%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $5.6 million to $33.3 million for the nine months ended September 30, 2014 compared with $27.7 million in the prior year period. The increase is primarily related to syndication costs related to a capital raise by an alternative investment asset fund and increased firm wide marketing activity.
The following table shows the components of the non-compensation expenses—variable, for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$13,632	$13,671	$(39)	—%
HealthCare Royalty Partners syndication costs	2,217	—	2,217	NM
Expenses related to Luxembourg reinsurance companies	2,002	1,804	198	11%
Marketing and business development	14,143	11,501	2,642	23%
Other	1,265	730	535	73%
Total	$33,259	$27,706	$5,553	20%
Interest expense.    Interest expense, which primarily relates to debt issued during the first quarter of 2014, increased $5.7 million to $6.0 million for the nine months ended September 30, 2014 compared with $0.3 million in the prior year period.
Reimbursement from Affiliates.    Reimbursements from affiliates, which relate to the alternative investment segment, increased $1.0 million to $5.3 million for the nine months ended September 30, 2014 compared with $4.3 million in the prior year period.
Non-Controlling Interest.    Income (loss) attributable to redeemable non-controlling interests decreased by $0.6 million to $8.3 million for the nine months ended September 30, 2014 compared with $8.9 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.
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

Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2014, we had cash and cash equivalents of $66.2 million and net liquid investment assets of $404.4 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of September 30, 2014 and December 31, 2013 were $7.1 million and $12.1 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.0 million and $1.2 million as of September 30, 2014 and September 30, 2013, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.2 million and $0.1 million, respectively.
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
As of September 30, 2014, the Company had unfunded commitments of $12.1 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.2 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through September 30, 2014, the Company has funded $34.9 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of September 30, 2014, has funded $0.7 million towards this commitment. As of September 30, 2014, the Company has an unfunded commitment to Formation 8 Partners Fund I LP of $5.5 million. The remaining capital commitment is expected to be called over a four year period.
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
As registered broker-dealers, Cowen and Company, ATM Execution (formerly known as Cowen Capital LLC), ATM USA, and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method, ATM Execution, ATM USA and Cowen Equity Finance are each required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2014, Cowen and Company had total net capital of approximately $109.4 million, which was approximately $108.4 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2014, ATM Execution had total net capital of approximately $2.1 million, which was approximately $1.9 million in excess of its minimum net capital requirement of $250,000. As of September 30, 2014, ATM USA had total net capital of approximately $0.9 million, which was approximately $0.7 million in excess of its minimum net capital requirement of $250,000. As of September 30, 2014, Cowen Equity Finance had total net capital of approximately $14.5 million which was approximately $14.3 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of September 30, 2014, Ramius UK's Financial Resources of $0.34 million exceeded its minimum requirement of $0.11 million by $0.23 million. As of September 30, 2014, CIL's Financial Resources of $3.4 million exceeded its minimum requirement of $2.1 million by $1.3 million.
Cowen and Company (Asia) Limited (“CCAL”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of September 30, 2014, CCAL's Financial Resources of $0.7 million exceeded the minimum requirement of $0.4 million by $0.3 million.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of September 30, 2014, Repurchase Agreements are secured predominantly by liquid corporate credit and/or government-issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of December 31, 2013. The Company does not hold any Repurchase Agreements as of September 30, 2014.
There were no material differences between the average and period-end balances of the Company's Repurchase Agreements. The Company held no securities purchased under agreements to resell or securities sold under agreements to repurchase as of September 30, 2014. The following table represents the Company's securities purchased under agreements to resell and securities sold under agreements to repurchase as of December 31, 2013:

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
Operating Activities.    Net cash used in operating activities of $73.7 million for the nine months ended September 30, 2014 was primarily related to purchase securities partially offset by an increase in cash held at other brokers. Net cash provided by operating activities of $122.3 million for the nine months ended September 30, 2013 was predominately related to proceeds from sales of securities owned only partially offset by a) purchases of securities owned, b) cash used to pay for year end bonuses and c) a decrease in payable to brokers.
Investing Activities.    Net cash used in investing activities of $45.9 million for the nine months ended September 30, 2014 was primarily related to the cash convertible note economic hedge transaction and purchase of fixed assets. Net cash provided by investing activities of $5.5 million for the nine months ended September 30, 2013 was primarily related to the proceeds from sales of other investments offset partially by purchases of other investments.
Financing Activities.    Net cash provided by financing activities for the nine months ended September 30, 2014 of $131.0 million was primarily related to the issuance of Cash Convertible Notes offset partially by the purchase of treasury stock.  Net cash used in financing activities for the nine months ended September 30, 2013 of $172.0 million was primarily related to an increase in repurchase agreement activity, the purchase of treasury stock and payment by the consolidated funds to investors for capital withdrawals.

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
The Convertible Notes are senior unsecured obligations and rank senior in right of payments to other obligations. The Convertible Notes may be converted into cash, upon the occurrence of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The Convertible Notes were issued with an initial conversion price of $5.33 per share.
The Company recorded interest expense related to the coupon of $1.1 million and $2.5 million for the three and nine months ended September 30, 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount for the three and nine months ended September 30, 2014, included within interest expense in the accompanying condensed consolidated statements of operations, was $1.5 million, and $3.2 million, respectively, based on an effective interest rate of 8.89%. The Convertible Notes are classified as Level 2 in the fair value hierarchy. As of September 30, 2014 the estimated fair value of the Convertible Notes, which includes the conversion option, was $148.8 million, and is based on the last broker quote of the Convertible Notes on September 30, 2014. The carrying amount of the debt as of September 30, 2014 was $117.0 million net of the unamortized discount of $32.5 million. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying condensed consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of September 30, 2014, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
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
2021 Notes
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company incurred debt issuance costs of approximately $2.9 million. The Company intends to use a portion of the net proceeds of the offering to capitalize a new commercial finance company being formed by the Company that would structure, underwrite and syndicate a broad range of loans to middle market commercial borrowers. The remainder of the net proceeds of the offering will be used for general corporate purposes.
Note Payable
During January 2014, the Company borrowed $2.0 million to fund insurance premium payments. This note bears interest at 1.55% and is due on December 1, 2014, with monthly payment requirements of $0.2 million. As of September 30, 2014, the outstanding balance on this note payable was $0.4 million. Interest expense for the three and nine months ended September 30, 2014 was insignificant.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amount to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of September 30, 2014, the remaining balance on these capital leases was $4.3 million. Interest expense was $0.1 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Letters of Credit
As of September 30, 2014, the Company has the following seven irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, with respect to which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 2015
Boston	$382	March 2015
New York	$893	August 2015
New York	$4,497	December 2014
New York	$1,000	February 2015
New York	$1,861	June 2015
New York	$127	September 2015
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2014 and December 31, 2013, there were no amounts due related to these letters of credit.
Contractual Obligations
During the first quarter of 2014 the Company entered into a new obligation for convertible debt and the associated interest payments. Payments, representing interest only, during 2015 through 2017 are $13.2 million.  Principle and interest payments from 2018 through maturity of March 15, 2019 are $156.1 million.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of September 30, 2014. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In conjunction with the acquisition of Cowen Securities the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third-party bank prior to the acquisition that closed in March 2013. The value of these loans at September 30, 2014 was $0.2 million.
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
Other investments—Other investments consist primarily of portfolio funds, real estate investments and equity method investments, which are valued as follows:

i.
Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in funds and investment companies which may be managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment.

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

•
Mutual Funds. Management fees for the Company’s mutual funds (State Street/Ramius Managed Futures Strategy Fund, Ramius Event Driven Equity Fund, Ramius Hedged Alpha Fund (formerly known as Ramius Dynamic Replication Fund) and Ramius Strategic Volatility Fund) are generally charged at an annual rate of up to 1.60% of assets under management (subject to an overall expense cap of up to 2.1%).

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

•
HealthCare Royalty Partners. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners' funds), management fees for the funds advised by HealthCare Royalty Partners are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of the net asset value or invested capital of the funds or the aggregate cost basis of the unrealized investments held by the funds. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

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

Brokerage
Brokerage revenue consists of commissions, principal transactions, and equity research fees.

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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. The condensed consolidated statements of operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 13 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2014 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3. "New accounting pronouncements" in our accompanying condensed condensed consolidated financial statements for the quarter ended September 30, 2014 and "Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 3, 2014.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and nine months ended September 30, 2014, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2014.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three and nine months ended September 30, 2014.
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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the third quarter of 2014. These items should be read together with the Company's discussion in Note 19 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Part IV and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company believes it has substantial defenses to the claims asserted and intends to vigorously defend itself against this lawsuit if a satisfactory settlement is not ultimately approved. On July 22, 2014, the action was referred to a federal Magistrate Judge for the purpose of settlement, staying Cowen's time to answer until the parties have completed settlement discussions. On September 18, 2014, the parties attended a mediation before the federal Magistrate Judge. The case is in its preliminary stages so the Company cannot predict the outcome. The Company does not expect this case to have a material effect on its financial position.
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 as well as those set forth below relating to our recently issued Cash Convertible Note financing ("Cash Convertible Notes") (issued March 2014), Senior Notes ("2021 Notes") (issued October 2014) (together referred to as "Notes") and organization of the Company's commercial finance company, Cowen Finance. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
The operations of our new commercial finance company may not be as successful as we anticipate.
Cowen Finance will represent a new business line for us distinct from our alternative investment business and our broker-dealer business upon which we have traditionally focused. Going forward, we anticipate that Cowen Finance will constitute a significant portion of our business; however this business may not be as successful as we anticipate or as successful as our existing businesses.
We may not be able to provide or raise sufficient capital to support our new commercial finance company.
In addition to our initial equity investment of up to $125.0 million, additional debt or equity financing or further equity commitments by us may be necessary to fund the operations of Cowen Finance in the future. If we are unable to provide sufficient capital on terms favorable to us, we may not be able to build Cowen Finance’s business, expand the business in the future, or otherwise respond to changing business conditions or competitive pressures. Any of these factors could negatively impact our ability to successfully operate our new business which may adversely affect our business and future results of operations.
Cowen Finance will require significant financing to operate its business and our potential financing sources may expose us to additional risks.
We expect that Cowen Finance will incur significant indebtedness in the ordinary course of its operations, which may take the form of bank credit facilities, debt securities, secured revolving lines of credit utilized to fund loan commitments until

Cowen Finance is able to transfer all or a portion of such loan commitments to other lenders through its syndication efforts. Such debt financings may also involve the use of derivatives, securitizations, or other financing facilities. It cannot be assured that the Company will be able to obtain, maintain, or renew Cowen Finance’s financing facilities on terms favorable to it or at all. Furthermore, any financing facility that Cowen Finance enters into will likely be subject to conditions and restrictive covenants relating to its operations, which may inhibit its ability to grow its business. Any of the foregoing may adversely affect our business and future results of operations.
We face numerous uncertainties and risks as we enter the commercial finance business.
Operating a commercial finance business that would structure, underwrite and syndicate a broad range of loans to middle market commercial borrowers involves a variety of risks including, among others:

•	legal limitations (whether in a borrower’s bankruptcy proceedings or otherwise) on the right of Cowen Finance to accelerate and foreclose on collateral;

•	misleading, inaccurate or incomplete information received from potential borrowers and guarantors;

•
risks associated with loans to middle market companies, generally, such as (i) limited liquidity and secondary market support, (ii) the possibility that earnings of the obligors may be insufficient to meet their debt service, (iii) the declining creditworthiness and potential for insolvency of the obligors of such loans during periods of economic downturn, (iv) the obligors often being small or mid-size companies representing only local or regional interests and consequently being more susceptible to adverse economic, weather or other conditions that may only impact certain locales or geographic areas, and (v) limited historical default data;

•	lower interest income due to unanticipated prepayments (including voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) on Cowen Finance loans;

•
our inability to build on our relationships with financial sponsors, and successfully implement cost-effective strategies to finance Cowen Finance’s growth, which depends, to a significant extent, on the continued growth and success of our investment banking business;

•
unsuccessful syndication or securitization of a loan due to unanticipated changes in market conditions or lender or investor sentiment, borrower credit deterioration, incomplete or inadequate due diligence, unanticipated adverse changes relating to the borrower or incorrect pricing;

•
competition from commercial banks, diversified finance companies, asset-based lenders, specialty finance companies, business development companies, private equity funds, investment funds and investment banks;

•	our inability to identify, attract and retain a sufficient number of skilled employees to operate Cowen Finance;

•	inability to establish sufficient reserves for potential losses;

•	unforeseen financial, managerial, regulatory and operational obstacles or costs; and

•
economic recessions or downturns in the U.S. economy generally or fluctuating interest rates which, in either case, may reduce Cowen Finance’s underwriting and investment opportunities, increase portfolio losses, limit Cowen Finance’s financing flexibility and increase its syndication and liquidity risks.

Any of the foregoing events could harm our business and future results of operations
Servicing our debt, which has increased significantly as a result of our Notes, requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our total consolidated indebtedness consists of the Notes, short-term borrowings and other liabilities of our subsidiaries (excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with US GAAP) to which the Notes are structurally subordinated.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
The conditional conversion feature of our Cash Convertible Notes we issued, if triggered, may adversely affect our financial condition and operating results.
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
The accounting for our Cash Convertible Notes will result in our having to recognize interest expense significantly greater than the stated interest rate of the notes and may result in volatility to our Consolidated Statements of Operations.
We will settle conversions of the Cash Convertible Notes entirely in cash. Accordingly, the conversion option that is part of our Cash Convertible Notes is accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. In general, this results in an initial valuation of the conversion option, which is bifurcated from the debt component of our Cash Convertible Notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of our Cash Convertible Notes, which will result in an effective interest rate reported in our financial statements significantly in excess of the stated coupon rate of our Cash Convertible Notes. This accounting treatment will reduce our earnings and could adversely affect the price at which our Class A common stock trades, but it will not affect the amount of cash interest paid to holders of our Cash Convertible Notes or our cash flows.
For each financial statement period after issuance of our Cash Convertible Notes, a gain (or loss) will be reported in our Consolidated Statements of Operations to the extent the valuation of the conversion option changes from the previous period. The Cash Convertible Notes economic hedge transaction we entered into in connection with the issuance of our Cash Convertible Notes will also be accounted for as a derivative instrument, offsetting the gain (or loss) associated with changes to the valuation of the conversion option. Although we do not expect there to be a material net impact to our financial statements as a result of our issuing our Cash Convertible Notes and entering into the Cash Convertible Notes economic hedge transaction, we cannot assure you that these transactions will be completely offset, which may result in volatility to our financial statements.
Item 2.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
The Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $71.3 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended September 30, 2014, through the share repurchase program, the Company repurchased 1,481,711 shares of Cowen Class A common stock at an average price of $4.07 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (July 1, 2014 – July 31, 2014)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—

Month 2 (August 1, 2014 – August 31, 2014)
Common stock repurchases(1)	818,461	$4.06	—	—	(3)
Employee transactions(2)	64,922	$4.02	—	—
Total	883,383	$4.06

Month 3 (September 1, 2014 – September 30, 2014)
Common stock repurchases(1)	663,250	$4.08	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	663,250	$4.08

Total (July 1, 2014 – September 30, 2014)
Common stock repurchases(1)	1,481,711	$4.07	—	—	(3)
Employee transactions(2)	64,922	$4.02	—	—
Total	1,546,633	$4.07

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $71.3 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	November 6, 2014	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

E - 1