Form 10-K
period 2014-12-31
COWEN GROUP, INC.
filed 2015-02-26
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2014	Commission file number: 001-34516
Cowen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0423711 (I.R.S. Employer Identification No.)
599 Lexington Avenue
New York, New York 10022
(212) 845-7900
(Address, including zip code, and telephone number, including area code, of registrant's principal executive office)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	The Nasdaq Global Market
8.25% Senior Notes due 2021	The Nasdaq Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $448,508,183.
As of February 25, 2015 there were 111,735,837 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders.

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
Item 1.    Business
Overview
Cowen Group, Inc. (the "Company"), a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen", "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, and brokerage (including market-making and sales and trading) through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, managed futures funds, fund of funds, real estate and healthcare royalty funds. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name. For a discussion of certain financial information by segment, please see the notes to the Company's consolidated financial statements.
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including activism, healthcare royalties, customized solutions, real estate, managed futures, event driven equity, and global macro. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $12.5 billion of assets under management as of January 1, 2015.
Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in our target sectors ("Target Sectors"): which include healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), clean technology, energy, metals and mining, transportation, chemicals and agriculture. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.
Principal Business Lines
Alternative Investment Products and Services
Hedge Fund Strategies
The Company's hedge fund strategies are focused on addressing the needs of institutional investors and high net worth individuals to preserve and grow allocated capital. The Company and its affiliates manage a number of single strategy vehicles, including merger arbitrage, activism and global macro. A subsidiary of the Company also serves as investment advisor to Ramius Event Driven Equity Fund, a mutual fund that offers U.S. investors exposure to a broad spectrum of transformative corporate events with a core focus on shareholder activism, merger arbitrage and special situations. The Company and its affiliates also manage certain multi-strategy hedge funds that are currently in wind-down. The majority of assets remaining in these funds include private investments in public companies, investments in private companies, real estate investments and special situations.
Alternative Solutions
The Company's alternative solutions business offers a range of customized hedge fund investment and advisory solutions, including customized and commingled fund of funds, hedge fund replication, liquid alternative risk premia products, customized solutions and mutual funds to a global institutional client base.  The Company's alternative solutions business also develops and manages customized investment portfolios, which may include a combination of direct hedge fund investments, liquid alternative risk premia products and hedging overlays. The Company's alternative solutions business also manages two mutual funds, Hedged Alpha Fund (formerly Ramius Dynamic Replication Fund) and Ramius Strategic Volatility Fund, which offer U.S. investors access to liquid alternative investment strategies.

Ramius Trading Strategies
The Company’s managed futures fund business serves as investment adviser to various commodity pools including the State Street/Ramius Managed Futures Strategy Fund, a mutual fund advised by Ramius Trading Strategies LLC and sub-advised by SSgA Funds Management Inc. (an affiliate of State Street Global Advisors), that offers U.S. investors access to a multi-manager strategy that seeks to capture returns tied to a combination of global macroeconomic trends in the commodity futures and financial futures markets and interest income and capital appreciation. The mutual fund is sub-advised by SSgA Funds Management Inc. and seeks to offer investors access to returns with low correlation to the public equity and debt markets by allocating capital to various third party commodity trading advisors that pursue a managed futures strategy in a managed account format.
Real Estate
The Company's real estate business focuses on generating attractive, risk adjusted returns by using our owner/manager approach to underwriting, structuring, financing and redevelopment of all real estate property types since 1999. This approach emphasizes a focus on real estate fundamentals and potential market inefficiencies. The RCG Longview platform provides senior bridge loans, subordinated mortgages, mezzanine loans, and preferred equity through its debt fund series, and makes equity investments through its equity fund. As of December 31, 2014, the members of the general partners of the RCG Longview platform and its affiliates, independent of the RCG Longview funds, collectively owned interests in and/or manage over 22,000 apartments and approximately 25 million square feet of commercial space for their own accounts. As of December 31, 2014, the Ramius Urban American funds owned interests in and managed approximately 3,400 multi family housing units in the New York metropolitan area. The Company's ownership interests in the various general partners of the RCG Longview funds and Ramius Urban American Funds range from 17% to 55%.
HealthCare Royalty Partners ("HRP")
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
Broker-Dealer Business
Investment Banking
Our investment banking professionals are focused on providing strategic advisory and capital raising services to U.S. and international public and private companies in our Target Sectors. By focusing on our Target Sectors over a long period of time, we have developed a significant understanding of the unique challenges and demands with respect to public and private capital raising and strategic advice in these sectors. Our advisory and capital raising capabilities begin at the early stages of a private company's accelerated growth phase and continue through its evolution as a public company. Our advisory business focuses on mergers and acquisitions, including providing fairness opinions and providing advice on other strategic transactions. Our capital markets capabilities include equity, including private investments in public equity and registered direct offerings, credit and fixed income, including public and private debt placements, exchange offers, consent solicitations and tender offers, as well as origination and distribution capabilities for convertible securities. We have a unified capital markets group which we believe allows us to be effective in providing cohesive solutions for our clients. Historically, a significant majority of our investment banking revenue has been earned from high-growth small and mid-capitalization companies. The Company, from time to time, may invest in private capital raising transactions of its clients.
Brokerage
Our team of brokerage professionals serves institutional investor clients in the United States and internationally. We trade common stocks, listed options and equity-linked securities on behalf of our clients. We also provide our clients with an electronic execution suite. We provide global, multi-asset class algorithmic execution trading models to both buy side and sell side clients and also offer execution capabilities relating to these trading models through ATM Execution LLC ("ATM Execution"). In addition, through January 2015, we engaged in the securities lending business through Cowen Equity Finance LP ("Cowen Equity Finance") (See Recent Developments) . We have relationships with over 1,000 institutional investor clients. Our brokerage team is comprised of experienced professionals dedicated to our Target Sectors, which allows us to develop a level of knowledge and focus that we believe differentiates our brokerage capabilities from those of many of our competitors. We tailor our account coverage to the unique needs of our clients. We believe that our sector traders are able to provide superior execution because of their knowledge of the interests of our institutional investor clients in specific companies in our Target Sectors.

Our sales professionals also provide our institutional investor clients with access to the management of our investment banking clients outside the context of financing transactions. These meetings are commonly referred to as non-deal road shows. Non-deal road shows allow our investment banking clients to increase their visibility within the institutional investor community while providing our institutional investor clients with the opportunity to further educate themselves on companies and industries through meetings with management. We believe our deep relationships with company management teams and our sector-focused approach provide us with broad access to management for the benefit of our institutional investor and investment banking clients.
Research
As of December 31, 2014, we had a research team of 45 senior analysts covering approximately 775 companies. Within our coverage universe, approximately 25% are healthcare companies, 21% are TMT (technology, media and telecom) companies, 12% are energy companies, 16% are capital goods and industrial companies, 12% are basic materials companies, 9% are consumer companies, and 5% are REITs. Our differentiated approach to research focuses our analysts' efforts toward delivering specific investment ideas and de-emphasizes maintenance research.  We sponsor a number of conferences every year that are focused on our Target Sectors and sub-sectors. During these conferences we highlight our investment research and provide significant investor access to corporate management teams.
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
Employees
As of February 25, 2015, the Company had 664 employees.
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
Virtually all aspects of our business are subject to various laws and regulations both inside and outside the United States, some of which are summarized below. Regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. Governmental authorities in the United States and in the other countries in which we operate have proposed or adopted additional disclosure requirements and regulation of alternative investment funds and alternative asset managers. The rules governing the regulation of the various aspects of our business are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

Investment Advisory Business
Most of the investment advisers of our alternative investment funds are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements of the Investment Advisers Act of 1940 (the "Advisers Act") and the regulations promulgated thereunder. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities.
Our alternative investment funds’ trading and investment activities are also subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Securities Act of 1933, as amended (the "Securities Act"), and various other statutes as well as the rules of various United States and non-United States securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations, reporting obligations) and market regulation policies in the United States and globally. Congress, regulators, tax authorities and others continue to explore and implement, on their own and in response to demands from the investment community and the public, increased regulation including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters.
Certain of our investment advisers act as a “fiduciaries” under the Employee Retirement Income Security Act of 1974 (“ERISA”) with respect to benefit plan clients.  As such, the advisers, and certain of the alternative investment funds they advise, may be subject to ERISA and to regulations promulgated thereunder. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.
In addition, many of the investment advisers to our alternative investment funds are also registered as commodity pool operators (“CPOs”) and therefore subject to regulation by the National Futures Association (the "NFA") and the U.S. Commodity Futures Trading Commission (the "CFTC"). Most of our registered investment advisers have been reporting certain information about a number of their private funds to the SEC and certain information about a number of their commodity pools to the CFTC, pursuant to systemic risk reporting requirements adopted by both agencies. The NFA and CFTC each also administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps in which certain alternative investment funds may invest.
In the aftermath of the financial crisis of the late 2000's, significant regulatory reforms have been enacted. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in the United States. The Dodd-Frank Act is expansive in scope and has led to the adoption of extensive regulations by the SEC and other governmental agencies and additional regulations are anticipated in the future. We are continuing to review what impact the Dodd-Frank Act legislation and related rule making will have on our business, financial condition, and results of operations.
The Dodd-Frank Act establishes the Financial Services Oversight Council (the "FSOC") to identify threats to the financial stability of the United States; promote market discipline; and respond to emerging risks to the stability of the United States financial system. The FSOC is empowered to determine whether the material financial distress or failure of a non-bank financial company would threaten the stability of the United States financial system, and such a determination can subject a non-banking finance company to supervision by the Board of Governors of the Federal Reserve and the imposition of standards and supervision including stress tests, liquidity requirements and enhanced public disclosures. The FSOC has released a proposed rule regarding its authority to require the supervision and regulation of systemically significant non-bank financial companies. We do not believe we are at risk of being considered a systematically significant non-bank financial company.
The full implementation of regulations under the Dodd-Frank Act relating to regulation of swaps and derivatives could impact the manner by which our alternative investment funds and accounts use and trade swaps and other derivatives, and could significantly increase the costs of derivatives trading conducted on behalf of our clients. Moreover, applicability of CFTC rules and regulations to our alternative investment funds and accounts and requirements to centrally clear certain swap transactions and to execute certain swap transactions only on or through CFTC-registered trading venues will impact our advisory business. We are also preparing for the implementation of trade reporting, documentation, and mandated central clearing of swaps requirements in the EU and other jurisdictions globally. Inconsistencies and potential contradictions in the rules adopted by various global regulators will increase the operational and legal risks associated with trading in derivatives. See "Item 1A Risk Factors" for more information.
Another example of recent changes in the regulatory landscape that affect our business was the IRS’ implementation of Foreign Account Tax Compliance Act (“FATCA”). FATCA was enacted in 2010 and is intended to address tax compliance issues associated with U.S. taxpayers with foreign accounts. FATCA requires foreign financial institutions to report to the IRS information about financial accounts held by United States taxpayers and imposes withholding, documentation and reporting requirements on foreign financial institutions. In many instances, however, the precise nature of what needs to be implemented will be governed by bilateral Intergovernmental Agreements (“IGAs”) between the United States and the countries in which we do business. While many of these IGAs have been put into place, others have yet to be concluded. FATCA could result in significant administrative and compliance costs and subject clients to United States tax withholding.
Given our investment activities are carried out around the globe, we are subject to a variety of regulatory regimes that vary country by country. Certain of our investment advisers are subject to the U.K. Financial Conduct Authority ("FCA") in the United Kingdom and the Commission de Surveillance du Secteur Financier in Luxembourg. Also, our captive insurance and reinsurance companies are regulated by the New York State Department of Finance and the Luxembourg Commissariat aux Assurances, respectively. European Union (“EU”) financial reforms included a number of initiatives to be reflected in new or updated directives, regulations and recommendations of the pan-European regulatory regime established by the Markets in Financial Instruments Directive (“MiFID”), which became effective on November 1, 2007 and regulates the provision of investment services and activities throughout the European Economic Area (the “EEA”). In addition, the Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011 and was required to be implemented by EU member states by July 22, 2013, regulates managers of, and service providers to, a broad range of alternative investment funds domiciled within and (depending on the precise circumstances) outside the EU as well as regulates the marketing of all alternative investment funds inside the EEA. AIFMD is being implemented in stages through 2018. Compliance with the AIFMD’s requirements will impact our alternative investment fund marketing efforts in the EEA and will place additional compliance and disclosure obligations on any funds we actively market in the EEA and for funds domiciled in the EU, may also necessitate, among other requirements, the use of EU domiciled depositories and custodians. Additionally, certain individual EU Member States, such as France and Italy, have enacted national financial transaction taxes (“FTTs”), and a group of Member States also could adopt a FTT under an EU Enhanced Cooperation procedure that would apply in those Member States.
Our businesses have operated for many years within a legal framework that requires us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities both in the United States and abroad. As noted above, certain of our businesses are subject to compliance with laws and regulations of United States federal and state governments, foreign governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Additional legislation, changes in rules promulgated by the SEC, the CFTC, our other regulators and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operation and profitability. The United States and non-United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or deregulation of a broker-dealer, an investment advisor or its directors, officers or employees. Occasionally, we have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities.
Broker Dealer Business
Cowen and Company, LLC ("Cowen and Company") is a registered broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Self-regulatory organizations, including the Financial Industry Regulatory Authority ("FINRA"), adopt and enforce rules governing the conduct and activities of its member firms, including Cowen and Company, ATM Execution, ATM USA, LLC ("ATM USA") and Cowen Equity Finance. In addition, state securities regulators have regulatory or oversight authority over our broker-dealer entities. Accordingly, Cowen and Company, ATM Execution, ATM USA and Cowen Equity Finance are subject to regulation and oversight by the SEC and FINRA. Cowen and Company is also a member of, and subject to regulation by, the New York Stock Exchange ("NYSE"), the NASDAQ OMX PHLX, the NYSE MKT LLC, the International Stock Exchange and the Nasdaq Stock Market. ATM Execution is a member of, and subject to regulation by, the NYSE and the Nasdaq Stock Market. Additionally, CIL is primarily regulated by the FCA in the United Kingdom.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds, securities and information, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as registered broker-dealers and members of various self-regulatory organizations, Cowen and Company, ATM Execution, ATM USA and Cowen Equity Finance are subject to the SEC's uniform net capital rule. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiaries may be limited.

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

Item 1A.    Risk Factors
RISK FACTORS
Risks Related to the Company's Businesses and Industry
        For purposes of the following risk factors, references made to the Company's funds include hedge funds and other alternative investment products, services and solutions offered by the Company, investment vehicles through which the Company invests its own capital, funds in the Company's fund of funds business and real estate funds. References to the Company's broker-dealer business include Cowen and Company, ATM Execution, ATM USA, Cowen Equity Finance and CIL.
The Company
While the Company's alternative investment and broker-dealer businesses were profitable for the year ended December 31, 2014, they have incurred losses in recent periods and may incur losses in the future.
While the Company's broker-dealer and alternative investment businesses were profitable for the year ended December 31, 2014, they have incurred losses in recent periods. For example, the Company's broker-dealer business incurred losses in each of the years ended December 31, 2013 and 2012. In addition, the Company's alternative investment business incurred losses in each of the years ended December 31, 2009 and 2008. The Company may incur losses in any of its future periods. Future losses may have a significant effect on the Company's liquidity as well as our ability to operate.
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
The Company depends on the efforts, skill, reputations and business contacts of its principals and other key senior personnel, the information and investment activity these individuals generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by the Company's senior professionals. Accordingly, the Company's continued success will depend on the continued service of these individuals. Key senior personnel may leave the Company in the future, and we cannot predict the impact that the departure of any key senior personnel will have on our ability to achieve our investment and business objectives. The loss of the services of any of them could have a material adverse effect on the Company's revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Our senior and other key personnel possess substantial experience and expertise and have strong business relationships with investors in its funds, clients and other members of the business community. As a result, the loss of such personnel could have a material adverse effect on the Company's businesses and results of operations, financial condition and prospects.
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
The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses may be materially affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts, protests or security operations). Challenging market conditions could affect the level and volatility of securities prices and the liquidity and the value of investments in the Company's funds, including Ramius Enterprise LP ("Enterprise Fund"), Cowen Overseas Investment LP ("COIL"), Ramius Optimum Investments LLC ("ROIL"), Starboard Partners Fund LP, and other investments, respectively, in which the Company has investments of its own capital, and the Company may not be able to effectively manage its alternative investment business's exposure to challenging market conditions. Losses in the Enterprise Fund, COIL or other private investments could adversely affect our results of operations.
Volatility in the value of the Company's investments and securities portfolios or other assets and liabilities or negative returns from the investments made by the Company could adversely affect the Company's results of operations and statement of financial condition.
The Company invests a significant portion of its capital base to help drive results and facilitate growth of its alternative investment and broker-dealer businesses. As of December 31, 2014, the Company's invested capital amounted to a net value $665.1 million (supporting a long market value of $1,062.5 million), representing approximately 98% of Cowen Group's stockholders' equity presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In accordance with US GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including funds, will result in volatility of the Company's results. In addition, the investments made by the Company may not generate positive returns. As a result, changes in value or negative returns from investments made by the Company may have an adverse effect on the Company's financial condition or operations in the future.
If the Company were deemed an "investment company" under the U.S. Investment Company Act, applicable restrictions could make it impractical for the Company to continue its respective businesses as contemplated and could have a material adverse effect on the Company's businesses and prospects.
We do not believe that we are an "investment company" as defined in the U.S. Investment Company Act of 1940, as amended, because the nature of our assets and the sources of our income exclude us from the definition of an investment company under the Investment Company Act and we are primarily engaged in a non-investment company business.
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
Liquidity, or ready access to funds, is essential to the operations of financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to Cowen and Company's trading business and perceived liquidity issues may affect the willingness of the Company's investment banking clients and counterparties to engage in brokerage transactions with Cowen and Company. Cowen and Company's liquidity could be impaired due to circumstances that the Company may be unable to control, such as a general market disruption or an operational problem that affects Cowen and Company, its trading clients or third parties. Furthermore, the Company's ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.
The Company is a holding company and primarily depends on its subsidiaries to fund its operations. Cowen and Company, ATM Execution, ATM USA and Cowen Equity Finance are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. CIL, the Company's U.K. registered broker-dealer subsidiary, is subject to the capital requirements of the U.K. Financial Conduct Authority (the "FCA"). Cowen and Company (Asia) Limited ("Cowen Asia") is subject to the financial resources requirements of the SFC of Hong Kong. Any failure to comply with these capital requirements could impair the Company's ability to conduct its investment banking business.
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
The Company may need to modify the strategies or operations of its alternative investment business, face increased constraints or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. The Company's alternative investment business is subject to regulation by various regulatory authorities both within and outside the United States that are charged with protecting the interests of investors. The activities of certain of the Company's subsidiaries are regulated primarily within the United States by the SEC, FINRA, the NFA and the CFTC, as well as various state agencies, and are also subject to regulation by other agencies in the various jurisdictions in which they operate and are offered, including the FCA, the German Federal Financial Supervisory Authority, the Commission de Surveillance du Secteur Financier in Luxembourg and the European Securities and Markets Authority. The activities of our investment advisor entities are all regulated by the SEC due to their registrations as U.S. investment advisers. Certain of these entities are also all registered as CPOs and/or CTAs with the NFA. In July 2014, certain of our investment advisers marketing alternative investment funds to investors domiciled in the European Union and/or advising alternative investment funds domiciled in the European Union became subject to the Alternative Investment Fund Managers Directive, or AIFMD.
In addition, the Company's alternative investment business is subject to regulation in the jurisdictions in which it organizes and offers its various investment products. These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant permits and to regulate marketing and sales practices and the maintenance of adequate financial resources as well as significant reporting obligations to regulatory authorities. The Company is also subject to applicable anti-money laundering regulations and net capital requirements in the jurisdictions in which it operates. Additionally, the regulatory environment in which the Company operates frequently changes and has seen significant increased regulation in recent years and it is possible that this trend may continue. In addition, in July 2013, CFTC rules relating to portfolio reconciliation and swap trading relationship documentation went into effect. Such additional regulation could, among other things, increase compliance costs or limit our ability to pursue investment opportunities and strategies.
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
We intend to continually evaluate potential acquisitions, investments and strategic alliances to expand our alternative investment and broker-dealer businesses. In the future, we may seek additional acquisitions, investments, strategic alliances or similar arrangements, which may expose us to risks such as:

•	the difficulty of identifying appropriate acquisitions, investments, strategic allies or opportunities on terms acceptable to us;

•	the possibility that senior management may be required to spend considerable time negotiating agreements and monitoring these arrangements;

•	potential regulatory issues applicable to the financial services business;

•	the loss or reduction in value of the capital investment;

•	our inability to capitalize on the opportunities presented by these arrangements; and

•	the possibility of insolvency of a strategically.
Furthermore, any future acquisitions of businesses could entail a number of risks, including:

•	problems with the effective integration of operations;

•	inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	exposure to unanticipated liabilities; and

•	difficulties in realizing projected efficiencies, synergies and cost savings.
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
Heightened cyber-security risks may disrupt our businesses, result in losses or limit our growth.
We may be subject to cyber-attacks on our critical data and we may not be able to anticipate or prevent all such attacks. We may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information and communication systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information or communication systems could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

Risks relating to the Company's recent financing transactions.
Our indebtedness has increased significantly as a result of the Cash Convertible Note financing (Cash Convertible Notes) issued in March 2014 and Senior Notes financing (2021 Notes) issued in October 2014 (together referred to as Notes) and servicing this indebtedness requires a significant amount of cash. We may not have sufficient cash flow from our business to service our indebtedness.
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
We operate with a significant amount of indebtedness, which is subject to variable interest rates and contains restrictive covenants.
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “ Senior Indenture”), by and among the Company and The Bank of New York Melon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to 1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended.
The conditional conversion feature of the Cash Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Cash Convertible Notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to pay cash to settle any such conversion, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting for the Cash Convertible Notes will result in our having to recognize interest expense significantly greater than the stated interest rate of the notes and may result in volatility to our Consolidated Statements of Operations.
We will settle conversions of the Cash Convertible Notes entirely in cash. Accordingly, the conversion option that is part of the Cash Convertible Notes is accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. In general, this results in an initial valuation of the conversion option, which is bifurcated from the debt component of the Cash Convertible Notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of the Cash Convertible Notes, which will result in an effective interest rate reported in our financial statements significantly in excess of the stated coupon rate of the Cash Convertible Notes. This accounting treatment will reduce our US GAAP earnings and could adversely affect the price at which our Class A common stock trades, but it will not affect the amount of cash interest paid to holders of the Cash Convertible Notes or our cash flows.
For each financial statement period after issuance of the Cash Convertible Notes, a gain (or loss) will be reported in our Consolidated Statements of Operations to the extent the valuation of the conversion option changes from the previous period. The Cash Convertible Notes economic hedge transaction we entered into in connection with the issuance of the Cash Convertible Notes will also be accounted for as a derivative instrument, offsetting the gain (or loss) associated with changes to the valuation of the conversion option. Although we do not expect there to be a material net impact to our financial statements as a result of our issuing the Cash Convertible Notes and entering into the Cash Convertible Notes economic hedge transaction, we cannot assure you that these transactions will be completely offset, which may result in volatility to our financial statements.
Risks Related to the Company's Alternative Investment Business.
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
The Company's ability to increase revenues and improve profitability will depend on increasing assets under management in existing products and developing and marketing new products and strategies, including identifying and hiring or affiliating with new investment teams.
The Company’s alternative investment business generates management and incentive fee income based on its assets under management. If the Company is unable to increase its assets under management in its existing products it may be difficult to increase its revenues. The Company has recently developed and launched several new products, including a global macro strategy. The Company may also launch funds and hire or affiliate with new investment teams focusing on new investment strategies. If these products or strategies are not successful, or if the Company is unable to hire or affiliate with new investment teams, or successfully manage its relationships with its affiliated investment teams, the Company's profitability could be adversely affected.
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
The redemption of investments in the Company's funds or in managed accounts could also adversely affect the revenues of the Company's alternative investment business, which are substantially dependent upon the assets under management in the Company's funds. If redemptions of investments cause revenues to decline, they would likely have a material adverse effect on our business, results of operations or financial condition. If market conditions, negative performance or other factors cause an increased level of redemption activity returns, it could become more difficult to manage the liquidity requirements of the Company's funds, making it more difficult or more costly for the Company's funds to liquidate positions rapidly to meet redemption requests or otherwise. This in turn may negatively impact the Company's returns on its own invested capital.
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
Certain of the Company's funds and managed accounts (including the Enterprise Fund, COIL, ROIL, Starboard Partners Fund LP, and other investments) invest a portion of their assets in securities that are not publicly traded and funds invested in by the Company's alternative solutions platform may do the same. In many cases, such funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or there may not be a public market for such securities. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, under certain conditions, the Company's funds, or funds invested in by the Company's alternative solutions platform, may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investing in these types of investments can involve a high degree of risk, and the Company's funds (including the Enterprise Fund, COIL and other private investments ) may lose some or all of the principal amount of such investments, including our own invested capital.
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
The Company uses U.S. dollars as its reporting currency. Investments in the Company's funds and managed accounts are made in different currencies, including Euros, Pounds Sterling, Australian Dollar and Yen. In addition, the Company's funds and managed accounts hold investments denominated in many foreign currencies. To the extent that the Company's revenues from its alternative investment business are based on assets under management denominated in such foreign currencies, our reported revenues may be significantly affected by the exchange rate of the U.S. dollar against these currencies. Typically, an increase in the exchange rate between U.S. dollars and these currencies will reduce the impact of revenues denominated in these currencies in the financial results of our alternative investment business. For example, management fee revenues derived from each Euro and Australian Dollar of assets under management denominated in Euros and Australian Dollar will decline in U.S. dollar terms if the value of the U.S. dollar appreciates against the Euro and Australian Dollar. In addition, the calculation of the amount of assets under management is affected by exchange rate movements as assets under management denominated in foreign currencies are converted to U.S. dollars. The Company's alternative investment business also incurs a portion of its expenditures in currencies other than U.S. dollars. As a result, our alternative investment business is subject to the effects of exchange rate fluctuations with respect to any currency conversions and the Company’s ability to hedge these risks and the cost of such hedging or the Company’s decision not to hedge could impact the performance of the Company's funds and our alternative investment business and its results of operations and financial condition.
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

The Company focuses principally on the Target Sectors of the economy. Therefore, volatility in the business environment in these sectors or in the market for securities of companies within these sectors could substantially affect the Company's financial results. The business environment for companies in these sectors has been subject to substantial volatility, and the Company's financial results have consequently been subject to significant variations from year to year. The market for securities in each of the Company's target sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes in Medicare and government reimbursement policies, may affect the market for securities of healthcare companies.
As an investment bank which focuses primarily on specific growth sectors of the economy, the Company also depends significantly on private company transactions for sources of revenues and potential business opportunities. To the extent the pace of these private company transactions slows or the average size declines due to a decrease in private equity financings, difficult market conditions in the Company's target sectors or other factors, the Company's business and results of operations may be adversely affected.
The financial results of the Company's broker-dealer business may fluctuate substantially from period to period.
The Company has experienced, and we expect to experience in the future, significant periodic variations in its revenues and results of operations. These variations may be attributed in part to the fact that its investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond the Company's control. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our investment banking business is highly dependent on market conditions as well as the decisions and actions of its clients and interested third parties. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which the Company is advising or an offering in which the Company is participating, we will earn little or no revenue from the transaction, and we may incur significant expenses that may not be recouped. This risk may be intensified by the Company's focus on growth companies in the Target Sectors as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Many companies initiating the process of an IPO are simultaneously exploring other strategic alternatives, such as a merger and acquisition transaction. The Company's investment banking revenues would be adversely affected in the event that an IPO for which it is acting as an underwriter is preempted by the company's sale if the Company is not also engaged as a strategic advisor in such sale. As a result, our investment banking business is unlikely to achieve steady and predictable earnings on a quarterly basis.
Pricing and other competitive pressures may impair the revenues of the Company's brokerage business.
The Company's brokerage business accounted for approximately 43% of the broker dealer segment's revenues during 2014. Along with other firms, the Company has experienced price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. We are committed to maintaining and improving the Company's comprehensive research coverage to support its brokerage business and the Company may be required to make additional investments in the Company's research capabilities.
The Company faces strong competition from larger firms.
The research, brokerage and investment banking industries are intensely competitive, and the Company expects them to remain so. The Company competes on the basis of a number of factors, including client relationships, reputation, the abilities of the Company's professionals, market focus and the relative quality and price of the Company's services and products. The Company has experienced intense price competition in some of its businesses, including trading commissions and spreads in its brokerage business. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and financial advisors, and a larger share of the underwriting fees and discounts being allocated to the book-runners, could adversely affect the Company's revenues from its investment banking business.
The Company is a relatively small investment bank. Many of the Company's competitors in the research, brokerage and investment banking industries have a broader range of products and services, greater financial resources, larger customer bases, greater name recognition and marketing resources, a larger number of senior professionals to serve their clients' needs, greater global reach and more established relationships with clients than the Company has. These larger competitors may be better able to respond to changes in the research, brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

The scale of our competitors in the investment banking industry has increased in recent years as a result of substantial consolidation among companies in the research, brokerage and investment banking industries. In addition, a number of large commercial banks and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than the Company does which may enhance their competitive position. They also have the ability to support their investment banking and advisory groups with commercial banking and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in the Company's businesses. If we are unable to compete effectively with our competitors in the investment banking industry, the Company's business and results of operations may be adversely affected.
The Company's capital markets and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.
The Company's investment banking clients generally retain the Company on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and the Company's engagements with these clients may not recur, the Company must seek out new engagements when its current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If the Company is unable to generate a substantial number of new engagements that generate fees from new or existing clients, the Company's investment banking business and results of operations would likely be adversely affected.
Larger and more frequent capital commitments in the Company's trading and underwriting businesses increase the potential for significant losses.
There has been a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to compete for certain transactions, investment banks may commit to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is completed before an investment bank commits to purchase securities for resale. To the extent the total net capital of the Company's broker-dealers allows it, the Company anticipates participating in this trend and, as a result, the Company will be subject to increased risk as it commits capital to facilitate business. As of December 31, 2014, the Company has total net capital of approximately $42.9 million. Furthermore, the Company may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.
The Company may enter into large transactions in which it commits its own capital as part of its trading business to facilitate client trading activities. The number and size of these large transactions may materially affect the Company's results of operations in a given period. Market fluctuations may also cause the Company to incur significant losses from its trading activities. To the extent that the Company owns assets (i.e., has long positions), a downturn in the value of those assets or in the markets in which those assets are traded could result in losses. Conversely, to the extent that the Company has sold assets it does not own (i.e., has short positions), in any of those markets, an upturn in the value of those assets or in markets in which those assets are traded could expose the Company's investment banking business to potentially large losses as it attempts to cover short positions by acquiring assets in a rising market.
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
The market structure in which our market-making business operates may make it difficult for this business to maintain profitability.
        Market structure changes have had an adverse effect on the results of operations of our market-making business. These changes may make it difficult for us to maintain and/or predict levels of profitability of, or may cause us to generate losses in, our market-making business.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principle offices, all of which are leased, are located in New York City, Boston, San Francisco and London.  Our other offices, all of which are leased, are located in Atlanta, Chicago, Cleveland, Greenwich, Houston, Jersey City, Menlo Park, Port Orange, Stamford, Purchase, Luxembourg, Belfast, Hong Kong, and other various New York City Locations.  Our corporate headquarters are located in New York, New York and comprise approximately 91,000 square feet of leased space pursuant to lease agreements expiring in 2022.  We lease approximately 19,000 square feet of space in Boston pursuant to a lease agreement expiring in 2023, which is used primarily by our broker-dealer segment.  In San Francisco, we lease approximately 29,072 square feet of space, pursuant to a lease agreement expiring in September 2015 which is used by our broker-dealer segment.  As of January 2015, the Company signed a new San Francisco lease (effective October 2015) for approximately 22,000 square feet of space, expiring in 2025, which is used by our broker-dealer segment. Our London offices are subject to lease agreements expiring in 2017 which are used by our alternative investment and broker-dealer segments.
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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the year ended December 31, 2014.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company believes it has substantial defenses to the claims asserted and intends to vigorously defend itself against this lawsuit if a satisfactory settlement is not ultimately approved. On July 22, 2014, the action was referred to a federal Magistrate Judge for the purpose of settlement, staying Cowen's time to answer until the parties have completed settlement discussions. On September 18, 2014, the parties attended a mediation before the federal Magistrate Judge. The case is in its preliminary stages so the Company cannot predict the outcome. The Company does not currently expect this case to have a material effect on its financial position.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." As of February 25, 2015, there were approximately 62 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.
The following table contains historical quarterly price information for the year ended December 31, 2014. On February 25, 2015, the last reported sale price of our Class A common stock was $4.91.

2014 Fiscal Year	High	Low
First Quarter	$4.83	$3.77
Second Quarter	4.62	3.69
Third Quarter	4.46	3.68
Fourth Quarter	4.81	3.52

2013 Fiscal Year	High	Low
First Quarter	$2.95	$2.4
Second Quarter	3.29	2.45
Third Quarter	3.69	2.92
Fourth Quarter	4.13	3.45
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
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of February 25, 2015, the Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $86.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the year ended December 31, 2014, through the share repurchase program, the Company repurchased 6,257,871 shares of Cowen Class A common stock at an average price of $4.16 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the year ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2014 – January 31, 2014)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—

Month 2 (February 1, 2014 – February 28, 2014)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—

Month 3 (March 1, 2014 – March 31, 2014)
Common stock repurchases(1)	810,072	$4.21	—	—	(3)
Employee transactions(2)	452,809	$4.24	—	—
Total	1,262,881	$4.22

Month 4 (April 1, 2014 – April 30, 2014)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	17,778	$4.41	—	—
Total	17,778

Month 5 (May 1, 2014 – May 31, 2014)
Common stock repurchases(1)	1,678,555	$3.97	—	—	(3)
Employee transactions(2)	284,526	$3.83	—	—
Total	1,963,081	$3.95

Month 6 (June 1, 2014 – June 30, 2014)
Common stock repurchases(1)	297,219	$4.10	—	—	(3)
Employee transactions(2)	547,227	$4.13	—	—
Total	844,446	$4.12

Month 7 (July 1, 2014 – July 31, 2014)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—	$—

Month 8 (August 1, 2014 – August 31, 2014)
Common stock repurchases(1)	818,461	$4.06	—	—	(3)
Employee transactions(2)	64,922	$4.02	—	—
Total	883,383	$4.06

Month 9 (September 1, 2014 – September 30, 2014)
Common stock repurchases(1)	663,250	$4.08	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	663,250	$4.08

Month 10 (October 1, 2014 – October 31, 2014)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—	$—

Month 11 (November 1, 2014 – November 30, 2014)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—	$—

Month 12 (December 1, 2014 – December 31, 2014)
Common stock repurchases(1)	1,990,314	$4.38	—	—	(3)
Employee transactions(2)	8,974	$4.30	—	—
Total	1,999,288	$4.38

Total (January 1, 2014 – December 31, 2014)
Common stock repurchases(1)	6,257,871	$4.16	—	—	(3)
Employee transactions(2)	1,376,236	$4.10	—	—
Total	7,634,107	$4.15

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $86.0 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 6.    Selected Financial Data
The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2014, 2013, 2012, 2011, and 2010. The selected consolidated statements of financial condition data and consolidated statements of operations data as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 have been derived from our audited consolidated financial statements. Our selected consolidated financial data are only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$170,506	$105,333	$71,762	$50,976	$38,965
Brokerage	140,132	114,593	91,167	99,611	112,217
Management fees	40,627	37,303	38,116	52,466	38,847
Incentive income	2,785	12,586	5,411	3,265	11,363
Interest and dividends	48,870	39,454	24,608	22,306	11,547
Reimbursement from affiliates	12,495	10,434	6,274	4,322	6,816
Other revenues	9,446	5,418	3,668	1,583	1,936
Consolidated Funds revenues	2,915	3,398	509	749	12,119
Total revenues	427,776	328,519	241,515	235,278	233,810
Expenses
Employee compensation and benefits	305,483	207,248	194,034	203,767	194,919
Non-compensation expense	180,740	151,630	131,190	161,955	136,902
Goodwill impairment	2,334	—	—	7,151	—
Consolidated Funds expenses	1,634	2,039	1,676	2,782	8,121
Total expenses	490,191	360,917	326,900	375,655	339,942
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	104,928	39,651	54,630	15,128	21,980
Bargain purchase gain	—	—	—	22,244	—
Consolidated Funds net gains (losses)	15,323	11,044	7,246	4,395	31,062
Total other income (loss)	120,251	50,695	61,876	41,767	53,042
Income (loss) before income taxes	57,836	18,297	(23,509)	(98,610)	(53,090)
Income tax expense (benefit)	(124,944)	457	448	(20,073)	(21,400)
Net income (loss) from continuing operations	182,780	17,840	(23,957)	(78,537)	(31,690)
Net income (loss) from discontinued operations, net of tax	—	—	—	(23,646)	—
Net income (loss)	182,780	17,840	(23,957)	(102,183)	(31,690)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	15,564	13,193	(72)	5,827	13,727
Net income (loss) attributable to Cowen Group, Inc. stockholders	$167,216	$4,647	$(23,885)	$(108,010)	$(45,417)
Weighted average common shares outstanding:
Basic	114,926	116,703	114,400	95,532	73,149
Diluted	119,486	121,117	114,400	95,532	73,149
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$1.45	$0.04	$(0.21)	$(0.88)	$(0.62)
Income (loss) from discontinued operations	$—	$—	$—	$(0.25)	$—
Diluted
Income (loss) from continuing operations	$1.40	$0.04	$(0.21)	$(0.88)	$(0.62)
Income (loss) from discontinued operations	$—	$—	$—	$(0.25)	$—

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Financial Condition Data:	(dollars in thousands)
Total assets	$2,405,676	$1,842,000	$1,638,476	$1,535,838	$1,247,170
Total liabilities	1,641,925	1,248,420	1,057,664	922,786	653,568
Redeemable non-controlling interests	86,076	85,814	85,703	104,587	144,346
Total Stockholders' Equity	$677,675	$507,766	$495,109	$508,465	$449,256

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
Overview
Cowen Group, Inc. (the "Company") is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen", "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, and brokerage (including market-making, sales and trading and securities lending services) through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, managed futures funds, fund of funds, real estate and healthcare royalty funds. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including activism, healthcare royalties, customized solutions, real estate, managed futures, event driven equity, and global macro. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $12.5 billion of assets under management as of January 1, 2015.
Our broker-dealer businesses include research, brokerage and investment banking services to companies and institutional investor clients primarily in our target sectors ("Target Sectors") which include healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, REITs, clean technology, energy, metals and mining, transportation, chemicals and agriculture. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our Target Sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.
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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of December 31, 2014, we had investments in Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), COIL, ROIL, Starboard Partners Fund LP, and other investments, respectively. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and ROIL are wholly owned entities managed by Ramius which the Company uses solely for the firm's invested capital.

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

•
Investment performance of our own capital.  Investment income in the broker dealer business includes gains and losses generated by the capital the Company invests in private capital raising transactions of its investment banking clients.  Our revenues from investment income are linked to the performance of the underlying investments.

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

•
Our alternative investment business can be adversely affected by unanticipated levels of requested redemptions. We experienced significant levels of requested redemptions during the 2008 financial crisis and, while the environment for investing in alternative investment products has since improved, it is possible that we could intermittently experience redemptions above historical levels, regardless of fund performance.

Our businesses, by their nature, do not produce predictable earnings. Our results in any period can be materially affected by conditions in global financial markets and economic conditions generally. We are also subject to various legal and regulatory actions that impact our business and financial results.

Recent Developments
On December 31 2014, Ramius completed the sale of its interests in Orchard Square Partners LLC with Neuberger Berman. Immediately prior to the sale, Orchard Square Partners LLC, which manages a global long/short credit investment strategy, had approximately $420.8 million in client assets.
During the fourth quarter of 2014, due to the Company's reassessment of the most efficient uses of capital, the Company made a decision to wind down the operations of its securities lending business.
After a careful review of our previously announced plan to establish a commercial finance company focused on middle market commercial borrowers, we have decided not to continue to pursue a commercial finance company at this time.  Our decision is based, in part, on our current view of the credit markets, their competitiveness from a lender's perspective and the amount and terms of leverage being offered to, and taken by, middle market companies.  In addition, we also based our decision on a further evaluation of the near-term market opportunity compared to other opportunities we see in our business as well as the unexpected death of the executive we had identified to lead our commercial finance company.  We intend to use the proceeds from the offering of our 8.25% senior notes due 2021 to pursue other direct investment and financing opportunities, to continue expanding our existing businesses and for other general corporate purposes.
Basis of presentation
The Company's consolidated financial statements are prepared in accordance with US GAAP as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements, of the Company appearing in Part IV of this Form 10-K include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
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
Acquisitions
The March 11, 2013 acquisition of Dahlman Rose & Company, LLC ("Dahlman"), (subsequently renamed to Cowen Securities LLC ("Cowen Securities")) was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Cowen Securities are included in the accompanying statements of operations since the date of acquisition, and the assets acquired and liabilities assumed and the resulting goodwill were recorded at their estimated fair values. The Cowen Securities business was subsequently fully integrated into the Company. During the fourth quarter of 2013, the Company finalized its purchase price allocation with insignificant adjustments to the recognized amounts on the accompanying consolidated statements of financial condition. The purchase price allocation was based upon all information available to us at the present time, and was based upon management's estimates of the fair values using valuation techniques including income, cost and market approaches.
Revenue recognition
Our principal sources of revenue are derived from two segments: an alternative investment segment and a broker-dealer segment, as more fully described below.
Our alternative investment segment generates revenue through three principal sources: management fees, incentive income and investment income from the Company's own capital.
Our broker-dealer segment generates revenue through three principal sources: investment banking, brokerage and investment income.

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

•
Mutual Funds. Management fees for the Company’s mutual funds (State Street/Ramius Managed Futures Strategy Fund, Ramius Event Driven Equity Fund, Ramius Hedged Alpha Fund and Ramius Strategic Volatility Fund) are generally charged at an annual rate of up to 1.35% of assets under management (subject to an overall expense cap of up to 1.9%).

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

•
Real Estate. Management fees from the Company's real estate business are generally charged by their general partners at an annual rate from 0.75% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the funds on the RCG Longview platform are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.

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

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 0.5%. Management and platform fees are generally calculated monthly based on each account's notional trading level at the end of each month.

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

In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of US GAAP. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in the accompanying consolidated statement of operations may be subject to future reversal based on subsequent negative performance prior to the conclusion of the fiscal year, when all contingencies have been resolved.
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

•
Commissions. Commission revenue includes fees from executing client transactions. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. Commission revenues also includes fees from making algorithms available to clients. During the years ended December 31, 2014, 2013, and 2012, the Company earned $95.4 million, $79.7 million and $63.0 million of revenues from commissions, respectively.

•
Principal Transactions. Principal transactions revenue include net trading gains and losses from the Company's market-making activities in over-the-counter equity securities, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration. During the years ended December 31, 2014, 2013, and 2012, the Company earned $36.6 million, $28.1 million and $22.5 million of revenues from principal transactions, net, respectively.

•
Equity Research Fees. Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured. During the years ended December 31, 2014, 2013, and 2012, the Company earned $8.1 million, $6.8 million and $5.7 million of revenues from equity research fees, respectively.

Investment Income
Investment income earned by the alternative investment and broker dealer segments are earned from investing the Company's capital in various strategies and from investments in private capital raising transactions of its investment banking clients.
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

•	Interest and Dividends. Interest and dividend expense relates primarily to trading activity with respect to the Company's investments and interest expense on debt issued during March and October 2014.

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
As of January 1, 2015, the Company had assets under management of $12.5 billion, a 32.4% increase as compared to assets under management of $9.4 billion as of January 1, 2014. The $3.1 billion increase in assets under management during the year ended 2014 primarily resulted from $0.8 billion in our alternative solutions product, $1.1 billion related to our healthcare royalty products and $1.1 billion related to our hedge fund products.

The following table is a breakout of total assets under management by platform as of January 1, 2015 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (j) (p)	Alternative Solutions (a) (c) (k)	Ramius Trading Strategies (d) (l)	Real Estate (a) (m)	Healthcare Royalty Partners (e) (f) (n)	Other (g) (o)	Total
	(dollars in millions)
January 1, 2012	$1,917	$2,750	$262	$1,628	$1,473	$2,235	$10,265
Subscriptions	392	1,407	—	—	—	3,163	4,962
Redemptions	(333)	(1,777)	(111)	(95)	—	(5,293)	(7,609)
Performance (h)	373	85	(5)	—	—	—	453
Net Return (i)	19.46%	3.09%	(1.91)%	—%	—%	—%	4.41%
January 1, 2013	2,349	2,465	146	1,533	1,473	105	8,071
Subscriptions	819	1,450	—	222	50	—	2,541
Redemptions	(368)	(792)	(53)	(116)	—	(38)	(1,367)
Performance (h)	368	(187)	1	—	—	—	182
Net Return (i)	15.67%	(7.59)%	0.68%	—%	—%	—%	2.25%
January 1, 2014	3,168	2,936	94	1,639	1,523	67	9,427
Subscriptions	1,132	1,326	35	249	1,059	—	3,801
Redemptions	(935)	(272)	—	(181)	—	(19)	(1,407)
Performance (h)	853	(206)	18	—	—	—	665
Net Return (i)	26.93%	(7.02)%	19.15%	—%	—%	—%	7.05%
January 1, 2015	$4,218	$3,784	$147	$1,707	$2,582	$48	$12,486

(a)
The Company owns between 20% and 55% of the general partners or managing members of the real estate business, the activist business, the long/short credit business (as of July 2013) (the single strategy hedge funds) and the alternative solutions business (as of September 2013).

(b)
These amounts include the Ramius Event Driven Equity Fund and the Company's invested capital of approximately $172.2 million, $155.6 million and $147.3 million as of January 1, 2015, January 1, 2014 and January 1, 2013, respectively.

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

(e)	These amounts include the Company's invested capital of approximately $20.7 million, $16.4 million and $16.0 million as of January 1, 2015, January 1, 2014 and January 1, 2013, respectively.

(f)	This amount reflects committed capital.

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

(j)
The Company’s actively marketed hedge fund products have varying liquidity terms typically ranging from daily to quarterly liquidity with less liquidity applying to certain co-investment vehicles. In 2010, the Company suspended redemption rights with respect to certain hedge funds that are being wound down. The hedge funds that have suspended redemption rights represent approximately 8.55% of the total hedge fund assets under management.

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

(p)
Due to the close of the sale of its interest in Orchard Square Partners (the Company's former credit business), effective December 31, 2014, redemptions include $420.8 million of assets under management related to this business.

Fund Performance
For the year ended December 31, 2014, the Company's hedge fund vehicles had positive results relative to their respective benchmarks. The activist strategy had strong performance in 2014 both on an absolute and relative basis. Given the significant amount of assets invested in this strategy, the performance of the activist strategy had a meaningful effect on the Company’s financial results for the year ended December 31, 2014. The merger arbitrage fund had positive results for 2014 and performed well within its strategy, but has not yet reached the scale necessary to be a significant economic contributor to our overall business.
The liquid alternative mutual funds (offering exposure to hedge fund alpha, multi-manager managed futures access, a long volatility strategy and a new event-driven equity fund) had varying results for 2014 and all still have relatively modest amounts of invested assets, which means the performance of these funds does not have a significant impact on the Company’s results of operations. The hedge fund alpha vehicle’s results have been negative and lagged its representative, investable hedge fund index (HFRXEH), in part due to an ongoing hedge which strips away the effects of market beta, which were positive in 2014. The strategic volatility fund lagged its benchmark in another year of low equity volatility. The event-driven equity fund had modestly negative performance for the year and only slightly lagged its benchmark index. The managed futures fund had substantially positive results for the year, taking advantage of an environment that has begun to present opportunities to the asset class, and for the year to modestly underperformed its benchmark CTA index. The Company recently announced the engagement of State Street Global Advisors (“State Street”) as sub-advisor to the managed futures fund, which was re-named the State Street/Ramius Managed Futures Strategy Fund. We believe this partnership will help grow the assets invested in the managed futures fund, which was already the largest of our liquid alternative mutual funds.
The Company’s alternative solutions business contributed both management fees and incentive income in 2014. The solutions business is based on institutional customized accounts and, as a result, performance varies depending on the underlying objectives of each account. The solutions business performed satisfactorily in its specialized assignments. The internally managed multi-strategy funds maintained their focus on capital preservation, while executing opportunistic transactions linked to certain assets in order to make distributions to investors. In terms of longer-dated investment vehicles, the Longview real estate debt and equity funds were positive contributors in 2014 and have enjoyed substantial recoveries in valuation from the lows of 2009. In another longer-term alternative asset class, our health care royalty strategy raised a substantial amount of capital in 2014 and continues to produce management fees and continues to make progress towards reaching the hurdles above which it will generate incentive fees.
Invested Capital
The Company invests a significant portion of its capital base to help drive results and facilitate the growth of its alternative investment and broker/dealer businesses. Management allocates capital to three primary investment categories:

(i) trading strategies; (ii) merchant banking investments; and (iii) real estate investments. The Company seeks to make strategic and opportunistic investments in varying capital structures across a diverse array of businesses, hedge funds and mutual funds. Much of the Company's trading strategy portfolio is invested along side the Company's alternative investment clients and includes liquid investment strategies such as corporate credit trading, event driven, macro trading, and enhanced cash management. Within its merchant banking investments, management generally takes a long-term view that typically involves investing directly in public and private companies globally, private equity funds and along side its alternative investment clients. In addition, from time to time the Company makes investments in private capital raising transactions of its investment banking clients. The Company's real estate investment strategy focuses on making investments along side the alternative investment clients invested in the RCG Longview funds, as well as in direct investments in commercial real estate projects.
As of December 31, 2014, the Company's invested capital amounted to a net value of $665.1 million (supporting a long market value of $1,062.5 million), representing approximately 98% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of December 31, 2014. The net values presented in the table below do not tie to Cowen Group's consolidated statement of financial condition as of December 31, 2014 because they are included in various line items of the accompanying consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$479.6	71%
Merchant Banking	136.0	20%
Real Estate	49.5	7%
Total	665.1	98%
Stockholders' Equity	$677.7	100%
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

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$170,506	$105,333	$65,173	62%
Brokerage	140,132	114,593	25,539	22%
Management fees	40,627	37,303	3,324	9%
Incentive income	2,785	12,586	(9,801)	(78)%
Interest and dividends	48,870	39,454	9,416	24%
Reimbursement from affiliates	12,495	10,434	2,061	20%
Other revenues	9,446	5,418	4,028	74%
Consolidated Funds revenues	2,915	3,398	(483)	(14)%
Total revenues	427,776	328,519	99,257	30%
Expenses
Employee compensation and benefits	305,483	207,248	98,235	47%
Interest and dividends	42,752	27,299	15,453	57%
General, administrative and other expenses	137,988	124,331	13,657	11%
Goodwill impairment	2,334	—	2,334	NM
Consolidated Funds expenses	1,634	2,039	(405)	(20)%
Total expenses	490,191	360,917	129,274	36%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	104,928	39,651	65,277	165%
Consolidated Funds net gains (losses)	15,323	11,044	4,279	39%
Total other income (loss)	120,251	50,695	69,556	137%
Income (loss) before income taxes	57,836	18,297	39,539	216%
Income taxes expense (benefit)	(124,944)	457	(125,401)	(27,440)%
Net income (loss)	182,780	17,840	164,940	925%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	15,564	13,193	2,371	18%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$167,216	$4,647	$162,569	3,498%
Revenues
Investment Banking
Investment banking revenues increased $65.2 million to $170.5 million for the year ended December 31, 2014 compared with $105.3 million in the prior year period. During the year ended December 31, 2014, the Company completed 129 underwriting transactions, 12 strategic advisory transactions and 16 debt capital market transactions. During the year ended December 31, 2013, the Company completed 78 underwriting transactions, seven strategic advisory transactions and 17 debt capital market transactions. The average underwriting fee per transactions was 14.6% greater in 2014 than 2013.
Brokerage
Brokerage revenues increased $25.5 million to $140.1 million for the year ended December 31, 2014 compared with $114.6 million in the prior year period. This was attributable to higher commission revenue due to an increase in customer trading volume in our cash equities and options businesses as well as an increase in electronic trading revenues. Customer trading volumes across the industry (according to Bloomberg) increased 8% for the year ended December 31, 2014 compared to the prior year period.
Management Fees
Management fees increased $3.3 million to $40.6 million for the year ended December 31, 2014 compared with $37.3 million in the prior year period. This increased is primarily related to an increase in fees from our healthcare funds.

Incentive Income
Incentive income decreased $9.8 million to $2.8 million for the year ended December 31, 2014, compared with $12.6 million in the prior year period. This decrease was related to a decrease in performance fees from our alternative solutions and formerly managed credit business.
Interest and Dividends
Interest and dividends increased $9.4 million to $48.9 million for the year ended December 31, 2014 compared with $39.5 million in the prior year period. This was attributable to the activity in our securities lending business and an increase in the number of investments in interest bearing securities in 2014 compared with 2013.
Reimbursements from Affiliates
Reimbursements from affiliates increased $2.1 million to $12.5 million for the year ended December 31, 2014 compared with $10.4 million in the prior year period.
Other Revenues
Other revenues increased $4.0 million to $9.4 million for the year ended December 31, 2014 compared with $5.4 million in the prior year period. The increase is primarily related to the sale of our credit business and reduction of liabilities associated with the wind down of our securities lending business during the fourth quarter of 2014 partially offset with an amount in 2013 representing a reversal of withholding taxes.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.5 million to $2.9 million for the year ended December 31, 2014 compared with $3.4 million in the prior year period.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $98.2 million to $305.5 million for the year ended December 31, 2014 compared with $207.2 million in the prior year period. The increase is primarily due to $99.3 million higher revenues during 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The Company's head count increased 6.5%. The compensation to revenue ratio, based on total revenues only, was 71% for the year ended December 31, 2014, compared with 63% in the prior year period. The compensation to revenue ratio, including other income (loss), was 56% for the year ended December 31, 2014, compared with 55% in the prior year period.
Interest and Dividends
Interest and dividend expenses increased $15.5 million to $42.8 million for the year ended December 31, 2014 compared with $27.3 million in the prior year period. Interest and dividends expenses relate to trading activity with respect to the Company's investments, activity in our securities lending business and interest on debt. The increase primarily relates to the convertible debt and other note payable issued during the first quarter and fourth quarter of 2014.
General, Administrative and Other Expenses
General, administrative and other expenses increased $13.7 million to $138.0 million for the year ended December 31, 2014 compared with $124.3 million in the prior year period. This was primarily due to a) higher professional fees related to the debt issuances during the first and fourth quarter of 2014, b) syndication costs related to a capital raise by an alternative investment asset fund c) an increase in client services and business development, which are variable expenses, related to higher revenues, and d) costs associated with the wind down of our securities lending business.
Goodwill Impairment
During the fourth quarter of 2014, the Company made a decision to wind down the operations of its securities lending business, therefore, the Company recorded a goodwill impairment charge of $2.3 million.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.4 million to $1.6 million for the year ended December 31, 2014 compared with $2.0 million in the prior year period.

Other Income (Loss)
Other income (loss) increased $69.6 million to $120.3 million for the year ended December 31, 2014 compared with $50.7 million in the prior year period. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including activist and increases in performance in our equity investments.  The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax benefit increased $125.4 million to $124.9 million for the year ended December 31, 2014 from a tax expense of $0.5 million in the prior year period. This increase is primarily attributable to the release, in 2014, of the Company’s valuation allowance that was previously recorded against the Company’s US federal and state deferred tax assets.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased $2.4 million to $15.6 million for the year ended December 31, 2014 compared with $13.2 million in the prior year period. The period over period change was primarily from the result of additional non-controlling interests related to the consolidation of the Merger Fund in the second quarter of 2013. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$105,333	$71,762	$33,571	47%
Brokerage	114,593	91,167	23,426	26%
Management fees	37,303	38,116	(813)	(2)%
Incentive income	12,586	5,411	7,175	133%
Interest and dividends	39,454	24,608	14,846	60%
Reimbursement from affiliates	10,434	6,274	4,160	66%
Other revenues	5,418	3,668	1,750	48%
Consolidated Funds revenues	3,398	509	2,889	568%
Total revenues	328,519	241,515	87,004	36%
Expenses
Employee compensation and benefits	207,248	194,034	13,214	7%
Interest and dividends	27,299	12,137	15,162	125%
General, administrative and other expenses	124,331	119,053	5,278	4%
Consolidated Funds expenses	2,039	1,676	363	22%
Total expenses	360,917	326,900	34,017	10%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	39,651	54,630	(14,979)	(27)%
Consolidated Funds net gains (losses)	11,044	7,246	3,798	52%
Total other income (loss)	50,695	61,876	(11,181)	(18)%
Income (loss) before income taxes	18,297	(23,509)	41,806	(178)%
Income taxes expense (benefit)	457	448	9	2%
Net income (loss)	17,840	(23,957)	41,797	(174)%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	13,193	(72)	13,265	(18,424)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$4,647	$(23,885)	$28,532	(119)%

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
Incentive Income
Incentive income increased $7.2 million to $12.6 million for the year ended December 31, 2013, compared with $5.4 million in 2012. This increase was primarily related to an increase in performance fees from certain alternative solutions products and our formerly managed credit fund.
Interest and Dividends
Interest and dividends increased $14.9 million to $39.5 million for the year ended December 31, 2013 compared with $24.6 million in 2012. This was primarily attributable to the activity in our securities lending business which began in the fourth quarter of 2012.
Reimbursements from Affiliates
Reimbursements from affiliates increased $4.1 million to $10.4 million for the year ended December 31, 2013 compared with $6.3 million in 2012.
Other Revenues
Other revenues increased $1.7 million to $5.4 million for the year ended December 31, 2013 compared with $3.7 million in 2012.
Consolidated Funds Revenues
Consolidated Funds revenues increased $2.9 million to $3.4 million for the year ended December 31, 2013 compared with $0.5 million in 2012.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $13.2 million to $207.2 million for the year ended December 31, 2013 compared with $194.0 million in 2012. The increase is primarily due to $86.8 million higher revenues during 2013 as compared to 2012 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The increase is also related to an increase in headcount due to the acquisition of Dahlman (subsequently renamed to Cowen Securities) in the first quarter of 2013. The compensation to revenue ratio, based on total revenues only, was 63% for the year ended December 31, 2013, compared with 81% in 2012. The decrease in the compensation to revenue ratio resulted from a 36% increase in total revenues from the prior year and an increase in non-controlling interest to partners in certain businesses. The increase in non-controlling interests is due to two business restructurings, during 2013, where certain amounts that were in compensation in prior years are now shown as non-controlling interests. The compensation to revenue ratio, including other income (loss), was 55% for the year ended December 31, 2013, compared with 64% in 2012. Average headcount increased by 7.2% for the year ended December 31, 2013 compared to the prior year.

Interest and Dividends
Interest and dividends expense increased $15.2 million to $27.3 million for the year ended December 31, 2013 compared with $12.1 million in 2012. Interest and dividends expense relates to trading activity with respect to the Company's investments and activity in our securities lending business which began in the fourth quarter of 2012.
General, Administrative and Other Expenses
General, administrative and other expenses increased $5.3 million to $124.3 million for the year ended December 31, 2013 compared with $119.1 million in 2012. This was primarily due to increased communications and floor brokerage and trade execution costs due to:
•two acquisitions completed during second and fourth quarter of 2012 and one in the first quarter of 2013 which
◦required additional market data services and
◦generated increased trading costs.
•Marketing and business development expenses have increased due to increased marketing activity firm wide.
•Occupancy and depreciation and amortization costs increased due to the Dahlman acquisition completed during the first quarter of 2013.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.3 million to $2.0 million for the year ended December 31, 2013 compared with $1.7 million in 2012.
Other Income (Loss)
Other income (loss) decreased $11.2 million to $50.7 million for the year ended December 31, 2013 compared with $61.9 million in 2012. The decrease primarily relates to an increase in the Company's own invested capital driven by decreases in performance in certain investment strategies including our credit and equities strategies. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $0.1 million to $0.5 million for the year ended December 31, 2013 compared with $0.4 million in 2012.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $13.3 million to an income of $13.2 million for the year ended December 31, 2013 compared with a loss of $0.1 million in 2012. The period over period change was primarily from the result of an extension of the partnership with our former credit business and our alternative solutions business which resulted in a profit split and therefore more allocations of income to non-controlling interest holders.
Segment Analysis and Economic Income (Loss)
Segments
The Company conducts its operations through two segments: an alternative investment segment and a broker-dealer segment. The Company's alternative investment segment currently includes its hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, managed futures funds, fund of funds, real estate and healthcare royalty funds. The Company's broker-dealer segment offers research, brokerage and investment banking services to companies and institutional investor clients.
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes certain acquisition-related and/or reorganization expenses, (iii) and excludes goodwill and intangible impairment. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the Value and Opportunity business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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
Our broker-dealer segment generates Economic Income (Loss) revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's Target Sectors: healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, REITs, clean technology, energy, metals and mining, transportation, chemicals and agriculture. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage in the accompanying consolidated statement of operations.
Economic Income (Loss) Expenses
The Company's Economic Income expenses consist of non-interest expenses and interest expense. Non interest expenses consist of compensation and benefits and non-compensation expenses (fixed and variable), less reimbursement from affiliates. Interest expense is primarily interest from indebtedness, not trading activity (which is included within investment income (loss)).
Non-controlling Interests
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the partners of such entities.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

	Economic Income (Loss)
	Year Ended December 31,
	2014			2013			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$170,506	$170,506	$—	$105,333	$105,333	$65,173	62%
Brokerage	55	146,192	146,247	—	121,065	121,065	25,182	21%
Management fees	64,774	—	64,774	56,984	—	56,984	7,790	14%
Incentive income (loss)	45,708	—	45,708	21,205	—	21,205	24,503	116%
Investment income (loss)	45,193	20,022	65,215	30,713	5,947	36,660	28,555	78%
Other income (loss)	4,645	523	5,168	524	2,010	2,534	2,634	NM
Total economic income revenues	160,375	337,243	497,618	109,426	234,355	343,781	153,837	45%
Non-interest expenses	115,601	320,261	435,862	86,054	237,841	323,895	111,967	35%
Interest expense	7,804	1,994	9,798	231	119	350	9,448	NM
Non-controlling interest	(7,802)	—	(7,802)	(12,995)	—	(12,995)	5,193	(40)%
Economic income (loss)	$29,168	$14,988	$44,156	$10,146	$(3,605)	$6,541	$37,615	575%
(a) For the year ended December 31, 2013, the Company has reflected $7.6 million of investment income and related compensation expense of $2.5 million within the broker-dealer segment in proportion to its capital.
Economic Income Revenues
Total Economic Income revenues were $497.6 million for the year ended December 31, 2014, an increase of $153.8 million compared to Economic Income (Loss) revenues of $343.8 million in the prior year period. The increase was across all parts of the firm's business lines. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $160.4 million for the year ended December 31, 2014, an increase of $50.9 million compared to Economic Income (Loss) revenues of $109.4 million in the prior year period.
Management Fees.    Management fees for the segment increased $7.8 million to $64.8 million for the year ended December 31, 2014 compared with $57.0 million in the prior year period. This increase was primarily related to an increase in management fees for our activist and healthcare businesses.
Incentive Income (Loss).    Incentive income for the segment increased $24.5 million to $45.7 million for the year ended December 31, 2014 compared with $21.2 million in the prior year period. This increase was primarily related to an increase in performance fees from our activist funds partially offset by a decrease in performance fees from our formerly managed credit business.
Investment Income (Loss).    Investment income for the segment increased $14.5 million to $45.2 million for the year ended December 31, 2014 compared with $30.7 million in the prior year period. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including activist and increases in performance in our equity investments.
Other Income (Loss).    Other income (loss) for the segment increased $4.1 million to $4.6 million for the year ended December 31, 2014, compared with $0.5 million in the prior year period. This was primarily related to the sale of our credit business during the fourth quarter of 2014.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $337.2 million for the year ended December 31, 2014, an increase of $102.9 million compared with Economic Income (Loss) revenues of $234.4 million in the prior year.

Investment Banking.    Investment banking revenues increased $65.2 million to $170.5 million for the year ended December 31, 2014 compared with $105.3 million in the prior year period. During the year ended December 31, 2014, the Company completed 129 underwriting transactions, 12 strategic advisory transactions and 16 debt capital market transactions. During the year ended December 31, 2013, the Company completed 78 underwriting transactions, seven strategic advisory transactions and 17 debt capital market transactions. The average underwriting fee per transactions was 14.6% greater in 2014 than 2013.
Brokerage.    Brokerage revenues increased $25.1 million to $146.2 million for the year ended December 31, 2014, compared with $121.1 million in the prior year period. This was attributable to higher commission revenue due to an increase in customer trading volume in our cash equities and options businesses as well as an increase in electronic trading revenues. Customer trading volumes across the industry (according to Bloomberg) increased 8% for the year ended December 31, 2014 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $14.1 million to income of $20.0 million for the year ended December 31, 2014, compared with income of $5.9 million in the prior year period. The increase is a result of an increase in investment income from investments in private capital raising transactions of its investment banking clients.
Other Income (Loss).    Other income (loss) for the segment decreased $1.5 million to $0.5 million for the year ended December 31, 2014, compared with $2.0 million in the prior year period. The 2013 amount represented a reversal of withholding taxes.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $112.0 million to $435.9 million for the year ended December 31, 2014, compared with $323.9 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $97.4 million to $302.2 million for the year ended December 31, 2014 compared with $204.8 million in the prior year period. The increase is due to $153.8 million higher revenues during 2014 as compared to 2013 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 61% for year ended December 31, 2014 compared with 60% for 2013.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $7.6 million to $95.5 million for the year ended December 31, 2014 compared with $87.9 million in the prior year period. This increase was primarily due to higher professional fees related to the debt issuances during the first and fourth quarter of 2014 and an increase in costs from equity method investments.
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2014 and 2013:

	Year Ended December 31,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$13,046	$12,711	$335	3%
Professional, advisory and other fees	14,634	11,082	3,552	32%
Occupancy and equipment	24,177	23,197	980	4%
Depreciation and amortization	9,301	10,202	(901)	(9)%
Service fees	8,065	9,708	(1,643)	(17)%
Expenses from equity investments	17,726	11,769	5,957	51%
Other	8,527	9,245	(718)	(8)%
Total	$95,476	$87,914	$7,562	9%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $8.2 million to $45.7 million for the year ended December 31, 2014 compared with $37.5 million in the prior year period. The increase is primarily related to syndication costs related to a capital raise by an alternative investment asset fund and increased firm wide marketing activity.

The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2014 and 2013:

	Year Ended December 31,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$19,273	$17,852	$1,421	8%
HealthCare Royalty Partners syndication costs	2,311	—	2,311	NM
Expenses related to Luxembourg reinsurance companies	2,855	2,092	763	36%
Marketing and business development	19,862	16,473	3,389	21%
Other	1,436	1,108	328	30%
Total	$45,737	$37,525	$8,212	22%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, increased $1.2 million to $7.6 million for the year ended December 31, 2014 compared with $6.4 million in the prior year period. The increase is primarily related to an increase in reimbursements from our activist business.
Interest expense
Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, increased $9.4 million to $9.8 million for the year ended December 31, 2014 compared with $0.4 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests decreased by $5.2 million to $7.8 million for the year ended December 31, 2014 compared with $13.0 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to partners.
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

	Year Ended December 31,
	2013			2012			Total Period-to-Period
	Alternative Investment		Total 2013	Alternative Investment		Total 2012
		Broker-Dealer (a)			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$105,333	$105,333	$—	$71,762	$71,762	$33,571	47%
Brokerage	—	121,065	121,065	—	93,903	93,903	27,162	29%
Management fees	56,984	—	56,984	56,381	—	56,381	603	1%
Incentive income (loss)	21,205	—	21,205	14,518	—	14,518	6,687	46%
Investment income (loss)	30,713	5,947	36,660	40,374	9,742	50,116	(13,456)	(27)%
Other income (loss)	524	2,010	2,534	844	404	1,248	1,286	103%
Total economic income revenues	109,426	234,355	343,781	112,117	175,811	287,928	55,853	19%
Non-interest expense	86,054	237,841	323,895	90,949	211,729	302,678	21,217	7%
Interest Expense	231	119	350	151	188	339	11	3%
Non-controlling interest	(12,995)	—	(12,995)	(2,480)	—	(2,480)	(10,515)	424%
Economic income (loss)	$10,146	$(3,605)	$6,541	$18,537	$(36,106)	$(17,569)	$24,110	(137)%
(a) For the years ended December 31, 2013 and 2012, the Company has reflected $7.6 million and $10.2 million of investment income, respectively, and related compensation expense of $2.5 million and $3.4 million, respectively, within the broker-dealer segment in proportion to its capital.

Economic Income Revenues
Total Economic Income revenues were $343.8 million for the year ended December 31, 2013, an increase of $55.9 million compared to Economic Income (Loss) revenues of $287.9 million in 2012. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues. The increase was primarily related to an increase in investment banking and brokerage revenues offset partially by a decrease in investment income.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $109.4 million for the year ended December 31, 2013, a decrease of $2.7 million compared to Economic Income (Loss) revenues of $112.1 million in 2012.
Management Fees.    Management fees for the segment increased $0.6 million to $57.0 million for the year ended December 31, 2013 compared with $56.4 million in 2012. This increase was primarily related to an increase in management fees from our healthcare, global credit, real estate and activist funds offset partially by various smaller hedge fund and fund of fund products.
Incentive Income (Loss).    Incentive income for the segment increased $6.7 million to $21.2 million for the year ended December 31, 2013 compared with $14.5 million in 2012. This increase was primarily related to an increase in performance fees from certain alternative solutions products, and our formerly managed credit and activist funds.
Investment Income (Loss).    Investment income for the segment decreased $9.7 million to $30.7 million for the year ended December 31, 2013, compared with $40.4 million in 2012. The decrease primarily relates to a decrease in the Company's own invested capital driven by decreases in performance in certain investment strategies including our credit and equities strategies.
Other income (loss). Other revenues for the segment decreased $0.3 million to $0.5 million for the year ended December 31, 2013, compared with $0.8 million in 2012.
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
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $21.2 million to $323.9 million for the year ended December 31, 2013, compared with $302.7 million in the prior year period. The increase is primarily due to $55.9 million higher revenues during 2013 as compared to 2012 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. Average headcount increased by 7.2% for the year ended December 31, 2013 compared to the prior year.

Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $16.6 million to $204.8 million for the year ended December 31, 2013 compared with $188.2 million in the prior year period. The increase is due to $55.9 million higher revenues during 2013 as compared to 2012 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 60% for year ended December 31, 2013 compared with 65% for 2012.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $1.0 million to $87.9 million for the year ended December 31, 2013 compared with $86.9 million in 2012. This was primarily due to increased occupancy and depreciation and amortization costs and communication costs due to the Dahlman (subsequently renamed to Cowen Securities) acquisition completed during the first quarter of 2013. These expense increases were offset by a reduction in professional fees related to lower accounting, legal and recruitment fees.
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2013 and 2012:

	Year Ended December 31,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Fixed expenses:
Communications	12,711	11,791	920	8%
Professional, advisory and other fees	11,082	11,220	(138)	(1)%
Occupancy and equipment	23,197	20,617	2,580	13%
Depreciation and amortization	10,202	9,422	780	8%
Service fees	9,708	11,303	(1,595)	(14)%
Expenses from equity investments	11,769	12,417	(648)	(5)%
Other	9,245	10,169	(924)	(9)%
Total	$87,914	$86,939	$975	1%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $4.4 million to $37.5 million for the year ended December 31, 2013 compared with $33.1 million in 2012. The increase in floor brokerage and trade execution relate to two acquisitions completed during second and fourth quarter of 2012 and one in the first quarter of 2013 which generated increased trading costs. Marketing and business development expenses have increased due to increased marketing activity firm wide.
The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2013 and 2012:

	Year Ended December 31,		Period-to-Period
	2013	2012	$ Change	% Change
	(dollars in thousands)
Variable expenses:
Floor brokerage and trade execution	$17,852	$15,154	$2,698	18%
Expenses related to Luxembourg reinsurance companies	2,092	2,603	(511)	(20)%
Marketing and business development	16,473	13,060	3,413	26%
Other	1,108	2,294	(1,186)	(52)%
Total	$37,525	$33,111	$4,414	13%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, increased $0.9 million to $6.4 million for the year ended December 31, 2013 compared with $5.5 million in 2012.
Interest expense
Interest expense, increased remained fairly flat at $0.4 million for the year ended December 31, 2013 compared with $0.3 million in the prior year period.
Non-Controlling Interest.
Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors. The period over period change was the result of an extension of the partnership with our former credit business and our alternative solutions business which resulted in a profit split and therefore more allocations of income to our partners.
Liquidity and Capital Resources
We continually monitor our liquidity position. The working capital needs of the Company's business have been met through current levels of equity capital, current cash and cash equivalents, and anticipated cash generated from our operating activities, including management fees, incentive income, returns on the Company's own capital, investment banking fees and brokerage commissions. The Company expects that its primary working capital liquidity needs over the next twelve months will be:

•	pay our operating expenses, primarily consisting of compensation and benefits, interest on debt and other general and administrative expenses; and

•	provide capital to facilitate the growth of our existing business.
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2014, we had cash and cash equivalents of $129.5 million and net liquid investment assets of $421.1 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of December 31, 2014 and December 31, 2013 were $10.5 million and $12.1 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.1 million and $1.1 million as of December 31, 2014 and 2013, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.2 million and $0.2 million, respectively.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As of December 31, 2014, the Company had unfunded commitments of $12.4 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through December 31, 2014, the Company has funded $35.1 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of December 31, 2014, has funded $0.9 million towards this commitment. As of December 31, 2014, the Company has an unfunded commitment to Formation 8 Partners Fund I LP of $2.7 million. The remaining capital commitment is expected to be called over a four year period.
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
As registered broker-dealers, Cowen and Company, ATM Execution, ATM USA, and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method, ATM Execution, ATM USA and Cowen Equity Finance are each required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2014, Cowen and Company had total net capital of approximately $42.9 million, which was approximately $41.9 million in excess of its minimum net capital requirement of $1.0 million. As of December 31, 2014, ATM Execution had total net capital of approximately $3.1 million, which was approximately $2.8 million in excess of its minimum net capital requirement of $250,000. As of December 31, 2014, ATM USA had total net capital of approximately $1.1 million, which was approximately $0.8 million in excess of its minimum net capital requirement of

$250,000. As of December 31, 2014, Cowen Equity Finance had total net capital of approximately $14.9 million which was approximately $14.6 million in excess of its minimum net capital requirement of $250,000. In January 2015, ATM USA and Cowen Equity Finance each filed form BDW Uniform Requests for Withdrawal from Broker-Dealer Registration with FINRA which have not yet been approved. Accordingly both broker dealers were still subject to the SEC's Uniform Net Capital Rule 15c3-1 as of December 31, 2014.
Cowen and Company and ATM Execution claim exemption from the provisions of Rule 15c3-3 under the Exchange Act as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule. Similarly, ATM USA and Cowen Equity Finance claim exemption from the provisions of Rule 15c3-3 under (k)(2)(i).
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
Ramius UK Ltd. ("Ramius UK") and CIL are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of December 31, 2014, Ramius UK's Financial Resources of $0.32 million exceeded its minimum requirement of $0.11 million by $0.21 million. As of December 31, 2014, CIL's Financial Resources of $3.3 million exceeded its minimum requirement of $2.2 million by $1.1 million.
Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of December 31, 2014, Cowen Asia's Financial Resources of $0.5 million exceeded the minimum requirement of $0.4 million by $0.1 million.
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
Operating Activities.    Net cash used in operating activities of $66.7 million for the year ended December 31, 2014 was primarily related to purchases of securities partially offset by an increase in cash held at other brokers. Net cash provided by operating activities of $150.6 million for the year ended December 31, 2013 was predominately related to proceeds from sales of securities owned partially offset by a) purchases of securities owned and b) cash paid related to an increase in cash held at other brokers. Net cash used by operating activities of $103.9 million for the year ended December 31, 2012 was predominately related to a) cash paid related to an increase in cash held at other brokers, b) cash used to pay for year end bonuses and c) cash used to purchase short sales and cover short investments partially offset by cash received from sales of securities held at the broker dealer.
Investing Activities.    Net cash used in investing activities of $37.5 million for the year ended December 31, 2014 was primarily related to the cash convertible note economic hedge transaction and purchase of fixed assets. Net cash provided by investing activities of $8.7 million for the year ended December 31, 2013 was primarily related to the proceeds from sales of other investments offset partially by purchases of other investments.   Net cash provided by investing activities of $152.0 million for the year ended December 31, 2012 was primarily related to increased repurchase agreement activity partially offset by cash used for acquisitions.
Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2014 of $179.0 million was primarily related to the issuance of Cash Convertible Notes and a Note Payable offset partially by the purchase of treasury stock.  Net cash used in financing activities for the year ended December 31, 2013 of $188.1 million was primarily related to increased repurchase agreement activity, the purchase of treasury stock and payment by the consolidated funds to investors for capital withdrawals.  Net cash used in financing activities for the year ended December 31, 2012 of $93.4 million was primarily related to increase repurchase agreement activity, the purchase of treasury stock and payment by the consolidated funds to investors for capital withdrawals.
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
The Company recorded interest expense related to the coupon of $3.6 million for the year ended December 31, 2014. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount for the year ended December 31, 2014, included within interest expense in the accompanying consolidated statements of operations is $4.7 million, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of December 31, 2014, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction which increases the effective conversion price to $7.18 (See Note 5 of the Company's consolidated financial statements), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense related to the coupon of $1.2 million for the year ended December 31, 2014. The Company capitalized debt issuance costs of approximately $2.9 million which is included in other assets in the accompanying consolidated statements of financial condition and will be amortized over the life of the 2021 Notes. As of December 31, 2014, the Company is in compliance with all covenants included in the indenture governing the 2021 Notes. The Company intend to use the proceeds from the offering of our 2021 Notes to pursue other direct investment and financing opportunities, to continue expanding our existing businesses and for other general corporate purposes.  (See Recent Developments)
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “Senior Indenture”), by and among the Company and The Bank of New York Melon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to 1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended. As of December 31, 2014, the Company was in compliance with these covenants.
Other Note Payable
During January 2014, the Company borrowed $2.0 million to fund insurance premium payments. This note bears interest at 1.55% and was due on December 1, 2014, with monthly payment requirements of $0.2 million. As of December 31, 2014, the outstanding balance on this note payable was fully repaid. Interest expense for the years ended December 31, 2014 was insignificant.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amount to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of December 31, 2014, the remaining balance on these capital leases was $3.9 million. Interest expense was $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Letters of Credit
As of December 31, 2014, the Company has the following seven irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, with respect to which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 2015
Boston	$382	March 2015
New York	$893	August 2015
New York	$3,935	December 2015
New York	$1,000	February 2015
New York	$1,861	June 2015
New York	$127	September 2015
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2014 and December 31, 2013, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of December 31, 2014:

	Total	< 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$114,987	$18,555	$43,001	$24,995	$28,436
Service Payments	32,981	13,946	17,638	1,397	—
Capital leases	4,323	1,343	2,901	79	—
Aircraft	5,773	1,260	3,779	734	—
Total	158,064	35,104	67,319	27,205	28,436
Debt
Convertible Debt	169,683	4,485	13,455	151,743	—
Note Payable	99,849	5,291	15,654	10,436	68,468
Total	$269,532	$9,776	$29,109	$162,179	$68,468
Clawback obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.
The actual clawback liability, however, does not become realized until the end of a fund's life. The life of the real estate fund's with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set.
As of December 31, 2014, the clawback obligations were $6.2 million (See Notes 18 and 25 to the Company's consolidated financial statements).

Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of December 31, 2014, is as follows:

	Convertible Debt	Note Payable	Capital Lease Obligation
	(dollars in thousands)
2015	$4,485	$5,291	$1,343
2016	4,485	5,218	1,025
2017	4,485	5,218	938
2018	4,485	5,218	938
2019	151,743	5,218	79
Thereafter	—	73,686	—
Subtotal	169,683	99,849	4,323
Less: Amount representing interest (a)	(51,208)	(36,599)	(429)
Total	$118,475	$63,250	$3,894

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of December 31, 2014. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In conjunction with the acquisition of Dahlman, the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third-party bank prior to the acquisition that closed in March 2013. The value of these loans at December 31, 2014 was $0.2 million.
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
As of and during the period ended December 31, 2014 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”) and Ramius Merger Fund LLC (the "Merger Fund") (collectively the "2014 Consolidated Funds"). As of December 31, 2013, the Company consolidated the following funds: Enterprise LP, Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and the Merger Fund (collectively the "2013 Consolidated Funds"). As of December 31, 2013, Levered FOF, Multi-Strat Master FOF and Vintage Master FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC, were fully liquidated. RTS Global 3X LP was consolidated through March 31, 2013 when it was liquidated. Collectively, the 2013 Consolidated Funds and the 2014 Consolidated Funds are referred to as the "Consolidated Funds".
The Company also consolidates two investment companies; RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy and Cowen AV Investment LLC, formed to make an investment in a biotechnology company focused on developing gene therapies for certain medical needs. The Company determined that RCG Linkem II and Cowen AV Investment LLC are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2014 the Company consolidated two VIEs and as of December 31, 2013, the Company consolidates three VIEs. As of December 31, 2014 and December 31, 2013, the total net assets of the consolidated VIEs are $2.0 million and $11.3 million, respectively. The VIEs act as managing members/general partners and/or investment managers to affiliated fund entities which they sponsor and/or manage. The VIEs are financed through their operations and/or loan agreements with the Company.
As of December 31, 2014 and December 31, 2013, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) through one of its Consolidated Funds, Enterprise LP and the Company holds a variable interest in Ramius Merger Master Fund Ltd through one of its Consolidated Funds, Merger Fund, (the “Unconsolidated Master Funds”). Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily funds and real estate entities for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate any of these funds or real estate entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services. (See Note 6 to the Company's consolidated financial statements for additional disclosures on VIEs)
Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
The Company evaluates for impairment its equity method investments whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.
Other—If the Company does not consolidate an entity, apply the equity method of accounting or account for an investment under the cost method, the Company accounts for such entities (primarily, all securities of such entity which are bought and held principally for the purpose of selling them in the near term as trading securities) in accordance with US GAAP, at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, ATM Execution, ATM USA, and Cowen Equity Finance, apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.

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
Securities— Securities with values based on quoted market prices in active markets for identical assets are classified within level 1 of the fair value hierarchy. These securities include active listed equities, certain U.S. government and sovereign obligations, ETF's, mutual finds and certain money market securities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Certain positions for which trading activity may not be readily visible, consisting primarily of convertible debt, corporate debt and loans and restricted equities are stated at fair value and classified within level 2 of the fair value hierarchy. The estimated fair values assigned by management are determined in good faith and are based on available information considering, trading activity, broker quotes, quotations provided by published pricing services, counterparties and other market participants, and pricing models using quoted inputs, and do not necessarily represent the amounts which might ultimately be realized. As level 2 investments include positions that are not always traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability.
Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). Exchange-traded derivatives, such as futures contracts and exchange-traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. OTC derivatives, such as swaps, and options where market data is not readily available or observable are classified as level 3.
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
Our broker-dealer segment generates revenue through three principal sources: investment banking, brokerage and investment income.
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

•
Mutual Funds. Management fees for the Company’s mutual funds (State Street/Ramius Managed Futures Strategy Fund, Ramius Event Driven Equity Fund, Ramius Hedged Alpha Fund and Ramius Strategic Volatility Fund) are generally charged at an annual rate of up to 1.35% of assets under management (subject to an overall expense cap of up to 1.9%).

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

•
Real Estate. Management fees from the Company's real estate business are generally charged by their general partners at an annual rate from 0.75% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the funds on the RCG Longview platform are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.

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

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 0.5%. Management and platform fees are generally calculated monthly based on each account's notional trading level at the end of each month.

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
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of US GAAP. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in the accompanying consolidated statement of operations may be subject to future reversal based on subsequent negative performance prior to the conclusion of the fiscal year, when all contingencies have been resolved.

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

•
Principal Transactions. Principal transactions revenue include net trading gains and losses from the Company's market-making activities in over-the-counter equity securities, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

•
Equity Research Fees. Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured.

Investment Income
Investment income earned by the alternative investment and broker dealer segments are earned from investing the Company's capital in various strategies and from investments in private capital raising transactions of its investment banking clients.
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
Intangible assets with finite lives are amortized over their estimated average useful lives. The Company does not have any intangible assets deemed to have indefinite lives. Intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group's carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized in the accompanying consolidated statements of operations if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding carrying value.
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the accompanying consolidated statements of operations. See Note 18 "Commitments and Contingencies" in our accompanying consolidated financial statements for the year ended December 31, 2014 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the accompanying consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying consolidated financial statements for the year ended December 31, 2014.

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

A 10% change in the fair value of the investments held by the Company's funds as of December 31, 2014 would result in a change of approximately $1.2 million in our assets under management and would impact management fees by approximately $7.18 million on an annual basis. This number is an estimate. The amount would be dependent on the fee structure of the particular fund or funds that experienced such a change.
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
Credit risk
The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2014, the Company had recorded no liability.
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
For Management's report on internal control over financial reporting see page F-2, and attestation report of our independent registered public accounting firm see page F-3.
In addition, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, that occurred in the fourth quarter.

Item 9B. Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information in the definitive proxy statement for our 2015 annual meeting of stockholders under the captions "Executive Officers," "Board of Directors," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.    Executive Compensation
The information in the definitive proxy statement for our 2015 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the definitive proxy statement for our 2015 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions
The information in the definitive proxy statement for our 2015 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information in the definitive proxy statement for our 2015 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.
PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:
1.    Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-64 hereof.
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
As of the end of the Company's 2014 fiscal year, management conducted an assessment of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2014 was effective.
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
The Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cowen Group, Inc.
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows present fairly, in all material respects, the financial position of Cowen Group, Inc. and its subsidiaries (the Company) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2015

Cowen Group, Inc.
Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)

	As of December 31, 2014	As of December 31, 2013
Assets
Cash and cash equivalents	$129,509	$54,720
Cash collateral pledged	8,306	10,907
Securities owned, at fair value	792,206	311,039
Receivable on derivative contracts, at fair value	49,877	10,075
Securities borrowed	676,100	927,773
Other investments	167,464	99,483
Receivable from brokers	84,679	69,146
Fees receivable, net of allowance	46,498	45,067
Due from related parties	26,315	26,910
Fixed assets, net of accumulated depreciation and amortization of $25,968 and $21,853, respectively	26,388	26,999
Goodwill	34,906	37,240
Intangible assets, net of accumulated amortization of $25,581 and $26,610, respectively	8,483	12,094
Deferred tax asset, net	129,400	—
Other assets	34,230	15,395
Consolidated Funds
Cash and cash equivalents	501	2,048
Other investments	189,377	187,480
Other assets	1,437	5,624
Total Assets	$2,405,676	$1,842,000
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$207,875	$130,954
Securities sold under agreement to repurchase	—	3,657
Payable for derivative contracts, at fair value	41,330	7,674
Securities loaned	682,493	918,577
Payable to brokers	335,822	77,235
Compensation payable	134,289	51,807
Notes payable and other debt	67,144	2,564
Convertible debt	118,475	—
Fees payable	6,331	6,324
Due to related parties	474	382
Accounts payable, accrued expenses and other liabilities	46,606	43,475
Consolidated Funds
Capital withdrawals payable	864	5,222
Accounts payable, accrued expenses and other liabilities	222	549
Total Liabilities	1,641,925	1,248,420
Commitments and Contingencies (Note 18)
Redeemable non-controlling interests	86,076	85,814
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 135,198,855 shares issued and 111,691,199 outstanding as of December 31, 2014 and 130,900,182 shares issued and 115,026,633 outstanding as of December 31, 2013, respectively (including 424,479 and 482,522 restricted shares, respectively)	1,160	1,160
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	772,296	737,341
(Accumulated deficit) retained earnings	(16,027)	(183,243)
Accumulated other comprehensive income (loss)	17	592
Less: Class A common stock held in treasury, at cost, 23,507,656 and 15,873,549 shares, respectively	(79,771)	(48,084)
Total Stockholders' Equity	677,675	507,766
Total Liabilities and Stockholders' Equity	$2,405,676	$1,842,000

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Investment banking	$170,506	$105,333	$71,762
Brokerage	140,132	114,593	91,167
Management fees	40,627	37,303	38,116
Incentive income	2,785	12,586	5,411
Interest and dividends	48,870	39,454	24,608
Reimbursement from affiliates	12,495	10,434	6,274
Other revenues	9,446	5,418	3,668
Consolidated Funds
Interest and dividends	2,189	1,185	136
Other revenues	726	2,213	373
Total revenues	427,776	328,519	241,515
Expenses
Employee compensation and benefits	305,483	207,248	194,034
Floor brokerage and trade execution	23,425	22,709	20,226
Interest and dividends	42,752	27,299	12,137
Professional, advisory and other fees	18,724	14,625	16,339
Service fees	8,071	9,768	11,281
Communications	13,449	13,434	11,932
Occupancy and equipment	26,025	24,729	22,087
Depreciation and amortization	10,188	10,227	9,437
Client services and business development	22,897	17,353	14,069
Goodwill impairment	2,334	—	—
Other expenses	15,209	11,486	13,682
Consolidated Funds
Interest and dividends	788	345	22
Professional, advisory and other fees	620	1,157	1,361
Floor brokerage and trade execution	16	285	—
Other expenses	210	252	293
Total expenses	490,191	360,917	326,900
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	104,928	39,651	54,630
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	12,890	10,678	6,376
Net realized and unrealized gains (losses) on derivatives	2,451	365	877
Net gains (losses) on foreign currency transactions	(18)	1	(7)
Total other income (loss)	120,251	50,695	61,876
Income (loss) before income taxes	57,836	18,297	(23,509)
Income tax expense (benefit)	(124,944)	457	448
Net income (loss)	182,780	17,840	(23,957)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	15,564	13,193	(72)
Net income (loss) attributable to Cowen Group, Inc. stockholders	$167,216	$4,647	$(23,885)
Weighted average common shares outstanding:
Basic	114,926	116,703	114,400
Diluted	119,486	121,117	114,400
Earnings (loss) per share:
Basic	$1.45	$0.04	$(0.21)
Diluted	$1.40	$0.04	$(0.21)
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012

Net income (loss)			$182,780			$17,840			$(23,957)
Other comprehensive income (loss), net of tax:
Foreign currency translation		(231)			(10)			148
Defined benefit pension plan:
Net gain/(loss) arising during the period	(344)			(137)			459
Effect of curtailment	—			360			(59)
Add: amortization of prior service cost included in net periodic pension cost	—	(344)		23	246		23	423
Total other comprehensive income, net of tax			(575)			236			571
Comprehensive income (loss)			$182,205			$18,076			$(23,386)

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2011	114,047,637	$1,135	$(16,902)	$688,427	$(215)	$(163,980)	$508,465	$104,587
Net income (loss)	—	—	—	—	—	(23,885)	(23,885)	(72)
Defined benefit plans	—	—	—	—	423	—	423	—
Foreign currency translation	—	—	—	—	148	—	148	—
Capital contributions	—	—	—	—	—	—	—	500
Capital withdrawals	—	—	—	—	—	—	—	(20,729)
Deconsolidation of entities	—	—	—	—	—	—	—	(17,104)
Consolidation of entities	—	—	—	—	—	—	—	18,521
Restricted stock awards issued	4,346,472	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(5,946,217)	—	(14,826)	—	—	—	(14,826)	—
Amortization of share based compensation	—	—	—	24,784	—	—	24,784	—
Balance, December 31, 2012	112,447,892	1,135	(31,728)	713,211	356	(187,865)	495,109	85,703
Net income (loss)	—	—	—	—	—	4,647	4,647	13,193
Defined benefit plans	—	—	—	—	246	—	246	—
Foreign currency translation	—	—	—	—	(10)	—	(10)	—
Capital contributions	—	—	—	—	—	—	—	15,181
Capital withdrawals	—	—	—	—	—	—	—	(28,263)
Restricted stock awards issued	4,668,423	—	—	—	—	—	—	—
Common stock issued upon acquisition (See Note 2)	2,491,647	25	—	6,215	—	—	6,240	—
Purchase of treasury stock, at cost	(4,606,073)	—	(16,446)	—	—	—	(16,446)	—
Treasury stock re-issuance	24,744	—	90	—	—	(25)	65	—
Amortization of share based compensation	—	—	—	17,915	—	—	17,915	—
Balance, December 31, 2013	115,026,633	$1,160	$(48,084)	$737,341	$592	$(183,243)	$507,766	$85,814
Net income (loss)	—	—	—	—	—	167,216	167,216	15,564
Defined benefit plan	—	—	—	—	(344)	—	(344)	—
Foreign currency translation	—	—	—	—	(231)	—	(231)	—
Capital contributions	—	—	—	—	—	—	—	10,441
Capital withdrawals	—	—	—	—	—	—	—	(24,585)
Deconsolidation of entity (See Note 13)	—	—	—	—	—	—	—	(1,158)
Restricted stock awards issued	4,265,339	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(7,634,107)	—	(31,687)	—	—	—	(31,687)	—
Warrants issued (see Note 5)	—	—	—	15,218	—	—	15,218	—
Stock options exercised (See Note 14)	33,334	—	—	116	—	—	116	—
Income tax effect from share based compensation	—	—	—	1,324	—	—	1,324	—
Amortization of share based compensation	—	—	—	18,297	—	—	18,297	—
Balance, December 31, 2014	111,691,199	$1,160	$(79,771)	$772,296	$17	$(16,027)	$677,675	$86,076

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc. Consolidated Statements of Cash Flows (dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss) from continuing operations	$182,780	$17,840	$(23,957)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	10,188	10,227	9,437
Amortization of debt discount	4,685	—	—
Tax benefits from share-based payment arrangements	1,324	—	—
Share-based compensation	18,297	17,915	24,784
Deferred tax benefit	(130,724)	—	—
Deferred rent obligations	(2,348)	(3,770)	(1,938)
Net loss on disposal of fixed assets	1,575	410	30
Net gain on disposal of capital leases	(1,261)	—	—
Goodwill impairment	2,334	—	—
Contingent liability adjustment	(2,055)	—	—
Purchases of securities owned, at fair value	(4,722,554)	(6,765,271)	(6,129,663)
Proceeds from sales of securities owned, at fair value	4,272,785	7,057,506	6,204,613
Proceeds from sales of securities sold, not yet purchased, at fair value	1,992,965	2,740,372	4,253,982
Payments to cover securities sold, not yet purchased, at fair value	(1,898,102)	(2,774,696)	(4,388,039)
Net (gains) losses on securities, derivatives and other investments	(97,013)	(44,741)	(43,443)
Consolidated Funds
Purchases of securities owned, at fair value	—	(298,220)	(366,388)
Proceeds from sales of securities owned, at fair value	—	287,412	369,209
Proceeds from sales of securities sold, not yet purchased, at fair value	—	42,701	—
Payments to cover securities sold, not yet purchased, at fair value	—	(42,387)	—
Purchases of other investments	(19,736)	(4,497)	(9,785)
Proceeds from sales of other investments	34,225	56,873	42,071
Net realized and unrealized (gains) losses on investments and other transactions	(16,386)	(14,153)	(8,608)
(Increase) decrease in operating assets:
Cash acquired upon transaction	—	10,747	290
Cash at deconsolidated entity	(784)	—	—
Cash collateral pledged	2,601	135	625
Securities owned, at fair value, held at broker dealer	(3,939)	20,080	34,632
Receivable on derivative contracts, at fair value	(4,092)	10,673	35,828
Securities borrowed	251,673	(521,447)	121,528
Receivable from brokers	(15,533)	5,218	(1,365)
Fees receivable, net of allowance	(1,406)	(9,975)	(5,642)
Due from related parties	(109)	(5,888)	(3,570)
Other assets	(15,925)	2,818	10,056
Consolidated Funds
Cash and cash equivalents	1,547	1,511	(2,326)
Other assets	4,187	(5,528)	1,370
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(21,633)	(10,994)	8,322
Payable for derivative contracts, at fair value	(2,055)	(2,374)	(34,356)
Securities loaned	(236,084)	509,605	(134,397)
Payable to brokers	258,587	(113,023)	(23,102)
Compensation payable	78,264	(13,036)	(29,047)
Fees payable	(129)	1,047	(985)
Due to related parties	92	(280)	(1,252)
Accounts payable, accrued expenses and other liabilities	7,375	(13,404)	(12,954)
Consolidated Funds
Payable to brokers	—	1,030	—
Due to related parties	—	—	25
Accounts payable, accrued expenses and other liabilities	(327)	146	149
Net cash provided by / (used in) operating activities	$(66,711)	$150,582	$(103,866)

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
(continued)	2014	2013	2012
Cash flows from investing activities:
Securities purchased under agreement to resell	$—	$—	$166,260
Purchases of other investments	(81,597)	(20,031)	(14,848)
Cash convertible note economic hedge transaction	(35,710)	—	—
Proceeds from sales of other investments	82,072	29,890	13,298
Purchase of business, net of cash acquired (Note 2)	—	—	(10,853)
Purchase of fixed assets	(2,224)	(1,141)	(1,902)
Net cash provided by / (used in) investing activities	(37,459)	8,718	151,955
Cash flows from financing activities:
Securities sold under agreement to repurchase	(3,657)	(162,288)	(62,838)
Proceeds from issuance of convertible debt	149,500	—	—
Deferred debt issuance cost	(3,720)	—	—
Proceeds from sale of warrant	15,218	—	—
Borrowings on notes and other debt	65,392	2,044	—
Repayments on notes and other debt	(3,627)	(3,613)	(1,518)
Tax benefits from share-based payment arrangements	1,324	—	—
Proceeds from stock options exercised	116	—	—
Purchase of treasury stock	(26,038)	(12,732)	(10,838)
Cash paid to acquire net assets (contingent liability payment)	(800)	(779)	—
Capital contributions by redeemable non-controlling interests in operating entities	705	501	—
Capital withdrawals to redeemable non-controlling interests in operating entities	(8,279)	(3,058)	(3,167)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	9,736	14,680	—
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(16,911)	(22,873)	(15,065)
Net cash provided by / (used in) financing activities	178,959	(188,118)	(93,426)
Change in cash and cash equivalents	74,789	(28,818)	(45,337)
Cash and cash equivalents at beginning of period	54,720	83,538	128,875
Cash and cash equivalents at end of period	$129,509	$54,720	$83,538

Supplemental information
Cash paid during the year for interest	$32,032	$24,644	$9,419
Cash paid during the year for taxes	$547	$72	$611

Supplemental non-cash information
Net assets (liabilities) acquired upon acquisition (net of cash)	$—	$—	$9,995
Non compete agreements and covenants with limiting conditions acquired (see Note 2)	$—	$460	$167
Common stock issuance upon close of acquisition (see Note 2)	$—	$6,240	$—
Purchase of treasury stock, at cost, through net settlement (see Note 20)	$5,649	$3,649	$3,988
Cash conversion option (See Note 5)	$35,710	$—	$—
Asset acquired under capital lease	$4,075	$—	$—
Re-issuance of treasury stock for services provided	$—	$65	$—
Net assets transferred to Merger Master (see Note 5)	$—	$22,152	$—
Net assets of consolidated entities	$—	$—	$18,521
Net assets of deconsolidated entities	$1,544	$—	$17,104
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Notes to Consolidated Financial Statements
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, and brokerage (including market-making and sales and trading) through its two business segments: alternative investment and broker-dealer. Ramius, the Company's alternative investment segment, includes hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, managed futures funds, fund of funds, real estate and healthcare royalty funds. Cowen, the Company's broker-dealer segment offers research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), clean technology, energy, metals and mining, transportation, chemicals and agriculture sectors.
2. Acquisitions and Divestitures
Acquisition
On March 11, 2013, the Company completed its acquisition of all of the outstanding interests in Dahlman Rose & Company, LLC ("Dahlman"), a privately-held investment bank specializing in the energy, metals and mining, transportation, chemicals and agriculture sectors. This acquisition was an all-stock transaction. In the aggregate, the purchase price, assets acquired and liabilities assumed were not significant and the near term impact to the Company and its consolidated results of operations and cash flows was not expected to be significant. Dahlman was subsequently renamed to Cowen Securities LLC ("Cowen Securities"). Following the acquisition, the Cowen Securities broker-dealer ceased operations and its business was fully integrated into Cowen and Company, LLC ("Cowen and Company").
The acquisition was accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). As such, results of operations for Cowen Securities are included in the accompanying consolidated statements of operations since the date of the acquisition, and the assets acquired, liabilities assumed and the resulting goodwill were recorded at their fair values within their respective line items on the accompanying consolidated statement of financial condition. The goodwill is fully deductible for tax purposes.
Divestitures
During the fourth quarter of 2014, the Company made a decision to wind down the operations of the the securities lending business. The Company recorded impairment of goodwill in the amount of $2.3 million and impairment of unamortized intangibles of $0.9 million (See Note 9). The Company also wrote off the contingent liability due to the principals of the former entity of $2.1 million which is included in other revenues in the accompanying consolidated statements of operations. The Company also recognized certain expenses related to the termination of services. The Company considered the guidance for discontinued operations and determined that winding down the securities lending business does not represent a significant strategic shift in operations, therefore, the Company did not present it as discontinued operations.
On September 29, 2014, the Company entered into an agreement with Neuberger Berman to sell its interest in Orchard Square Partners (“OSP”), which manages a global long/short credit investment strategy with approximately $420.8 million in client assets. The transaction closed on December 31, 2014 and therefore OSP was deconsolidated on that date. During the year ended December 31, 2014, the Company consolidated the results of operations. As of December 31, 2014, the total assets, liabilities and net assets attributable to the Company and non-controlling interest holders were not material.  In accordance with the terms of the sale agreement all of the net assets of OSP as of December 31, 2014 were allocated to the Company and the non-controlling members of OSP in accordance with the respective ownership interests and will be distributed soon thereafter.  The total sale price was $4.5 million which is included in other revenues in the accompanying consolidated statements of operations. In addition, in accordance with the terms of the agreement, Neuberger Berman is also required to pay the Company a portion of future net revenues of the credit business if certain revenue targets are achieved through 2018.
3. Significant Accounting Policies
a. Basis of Presentation

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Certain reclassifications have been made to prior period amounts in order to conform to current period presentation. During 2014, prior-period amounts for various costs relating to trading and execution activities previously presented as other expenses and communications (client connectivity charges) are now presented as floor brokerage and trade execution costs in the consolidated statements of operations to conform to the current year’s presentation.

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
As of and during the period ended December 31, 2014 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”) and Ramius Merger Fund LLC (the "Merger Fund") (collectively the "2014 Consolidated Funds"). As of December 31, 2013, the Company consolidated the following funds: Enterprise LP, Ramius Multi‑Strategy Master FOF LP (“Multi‑Strat Master FOF”), Ramius Vintage Multi‑Strategy Master FOF LP (“Vintage Master FOF”), Ramius Levered Multi‑Strategy FOF LP (“Levered FOF”), and the Merger Fund (collectively the "2013 Consolidated Funds"). As of December 31, 2013, Levered FOF, Multi-Strat Master FOF and Vintage Master FOF, all of which are investment companies managed by Ramius Alternative Solutions LLC, were fully liquidated. RTS Global 3X LP was consolidated through March 31, 2013 when it was liquidated. Collectively, the 2013 Consolidated Funds and the 2014 Consolidated Funds are referred to as the "Consolidated Funds".
As of December 31, 2014, the Company also consolidated two investment companies i) RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy and ii) Cowen AV Investment LLC, formed to make an investment in a biotechnology company focused on developing gene therapies for certain medical needs. Ramius Co-Investment I LLC, an entity that invested in a biomedical company that develops gene therapies for severe genetic disorders, was consolidated as of December 31, 2013 but was deconsolidated during the first quarter of 2014 when Ramius Co-Investment I LLC was liquidated. Ramius Co-Investment II LLC, an entity formed for the same purpose as Ramius Co-Investment I LLC, was consolidated but was liquidated during the quarter ended September 30, 2014. The Company determined that RCG Linkem II, LLC, Ramius Co-Investment I LLC (up until the first quarter of 2014), Ramius Co-Investment II LLC (up until the third quarter of 2014) and Cowen AV Investment LLC are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2014, the Company consolidated two VIEs and as of December 31, 2013 the Company consolidated three VIEs. As of December 31, 2014 and December 31, 2013, the total net assets of the consolidated VIEs are $2.0 million and $11.3 million, respectively. The VIEs act as managing members/general partners and/or investment managers to affiliated fund entities which they sponsor and/or manage. The VIEs are financed through their operations and/or loan agreements with the Company.
As of December 31, 2014 and December 31, 2013, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) through one of its Consolidated Funds, Enterprise LP and the Company holds a variable interest in Ramius Merger Master Fund Ltd through one of its Consolidated Funds, Merger Fund, (the “Unconsolidated Master Funds”). Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily funds and real estate entities for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate any of these funds or real estate entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services. (See Note 5 for additional disclosures on VIEs)
Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
The Company evaluates for impairment its equity method investments whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.
Other—If the Company does not consolidate an entity, apply the equity method of accounting or account for an investment under the cost method, the Company accounts for such entities (primarily, all securities of such entity which are bought and held principally for the purpose of selling them in the near term as trading securities) in accordance with US GAAP, at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, ATM Execution LLC ("ATM Execution"), ATM USA, LLC ("ATM USA"), and Cowen Equity Finance LP ("Cowen Equity Finance"), apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.

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
The Company considers investments in money market funds and other highly liquid investments with original maturities of three months or less which are deposited with a bank or prime broker to be cash equivalents. Cash and cash equivalents held at Consolidated Funds, although not legally restricted, are not available to fund the general liquidity needs of the Company. The Company may also exposed to credit risk as a result of cash being held at several banks.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Securities—Securities with values based on quoted market prices in active markets for identical assets are classified within level 1 of the fair value hierarchy. These securities include active listed equities, certain U.S. government and sovereign obligations, ETF's, mutual finds and certain money market securities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Certain positions for which trading activity may not be readily visible, consisting primarily of convertible debt, corporate debt and loans and restricted equities are stated at fair value and classified within level 2 of the fair value hierarchy. The estimated fair values assigned by management are determined in good faith and are based on available information considering, trading activity, broker quotes, quotations provided by published pricing services, counterparties and other market participants, and pricing models using quoted inputs, and do not necessarily represent the amounts which might ultimately be realized. As level 2 investments include positions that are not always traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability.
Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). Exchange-traded derivatives, such as futures contracts and exchange-traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. OTC derivatives, such as swaps, and options where market data is not readily available or observable are classified as level 3.
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
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis. In cases where the fair value basis of accounting is elected, any resulting change in fair value is reported in trading revenues. Accrued interest income and expense are recorded in the same manner as under the accrual method. At December 31, 2014 and December 31, 2013, the Company does not have any securities lending transactions for which fair value basis of accounting was elected.

i.	Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company uses securities purchased under agreements to resell and securities sold under agreements to repurchase (“Repurchase Agreements”) as part of its liquidity management activities and to support its trading and risk management

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

activities. In particular, securities purchased and sold under Repurchase Agreements are used for short-term liquidity purposes. As of December 31, 2013, Repurchase Agreements were secured predominantly by liquid corporate credit and/or government issued securities. The use of Repurchase Agreements will fluctuate with the Company's need to fund short term credit or obtain competitive short term credit financing. The Company's securities sold under agreements to repurchase were transacted pursuant to agreements with one counterparty as of December 31, 2013. The Company does not hold any Repurchase Agreements as of December 31, 2014.
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
The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Goodwill impairment tests involve significant judgment in determining the estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in acceptable valuation techniques, such as the market approach (earning and or transactions multiples) and / or income approach (discounted cash flow method). Changes in

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill. See Note 9 for further discussion.
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
l.    Debt
Long-term debt is carried at the principal amount borrowed net of any discount/premium. The discount is accreted to interest expense using the effective interest method over the remaining life of the underlying debt obligations. Accrued but unpaid coupon interest is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.
m.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition, as of December 31, 2014 and December 31, 2013 is $13.1 million and $14.6 million, respectively.
n.    Legal reserves
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

o.	Capital withdrawals payable
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

p.	Redeemable non-controlling interests in consolidated subsidiaries
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

statements of financial condition. When redeemed amounts become legally payable to investors on a current basis, they are reclassified as a liability.

q.	Treasury stock
In accordance with the US GAAP relating to repurchases of an entity's own outstanding common stock, the Company records the purchases of stock held in treasury at cost and reports them separately as a deduction from total stockholders' equity on the accompanying consolidated statements of financial condition and changes in equity.

r.	Comprehensive income (loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company's other comprehensive income (loss) is comprised of valuation adjustments to the Company's defined benefit plans and foreign currency cumulative translation adjustments.

s.	Revenue recognition
The Company's principal sources of revenue are derived from two segments: an alternative investment segment and a broker-dealer segment, as more fully described below.
Our alternative investment segment generates revenue through three principal sources: management fees, incentive income and investment income from the Company's own capital.
Our broker-dealer segment generates revenue through three principal sources: investment banking, brokerage and investment income.
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

•
Mutual Funds. Management fees for the Company’s mutual funds (State Street/Ramius Managed Futures Strategy Fund, Ramius Event Driven Equity Fund, Ramius Hedged Alpha Fund and Ramius Strategic Volatility Fund) are generally charged at an annual rate of up to 1.35% of assets under management (subject to an overall expense cap of up to 1.9%).

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

•
Real Estate. Management fees from the Company's real estate business are generally charged by their general partners at an annual rate from 0.75% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the funds on the RCG Longview platform are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.

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

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 0.5%. Management and platform fees are generally calculated monthly based on each account's notional trading level at the end of each month.

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
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of US GAAP. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in the accompanying consolidated statement of operations may be subject to future reversal based on subsequent negative performance prior to the conclusion of the fiscal year, when all contingencies have been resolved.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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

•
Commissions. Commission revenue includes fees from executing client transactions. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. Commission revenues also includes fees from making algorithms available to clients. During the years ended December, 2014, 2013, and 2012, the Company earned $95.4 million, $79.7 million and $63.0 million of revenues from commissions, respectively.

•
Principal transactions. Principal transactions revenue include net trading gains and losses from the Company's market-making activities in over-the-counter equity securities, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration. During the years ended December 31, 2014, 2013, and 2012, the Company earned $36.6 million, $28.1 million and $22.5 million of revenues from principal transactions, net, respectively.

•
Equity research fees. Equity research fees are paid to the Company for providing equity research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured. During the years ended December 31, 2014, 2013, and 2012, the Company earned $8.1 million, $6.8 million and $5.7 million of revenues from equity research fees, respectively.

Investment Income
Investment income earned by the alternative investment and broker dealer segments are earned from investing the Company's capital in various strategies and from investments in private capital raising transactions of its investment banking clients.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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

t.	Investments transactions and related income/expenses
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

u.	Share-based compensation
The Company accounts for its share-based awards granted to individuals as payment for employee services in accordance with US GAAP and values such awards based on grant date fair value. Unearned compensation associated with share-based awards is amortized over the vesting period of the option or award. The Company estimates forfeiture for equity-based awards that are not expected to vest. See Note 14 for further information regarding the Company's share-based compensation plans.

v.	Employee benefit plans
The Company recognizes, in its accompanying consolidated statements of financial condition, the funded status of its defined benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation The Company recognizes changes in the funded status of a defined benefit plan within accumulated other comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. See Note 15 for further information regarding the Company's defined benefit plan.

w.	Leases
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

x.	Income taxes
The Company accounts for income taxes in accordance with US GAAP which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

y.	Foreign currency transactions
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
z.     Recently issued accounting pronouncements
In April 2014, the FASB issued a new pronouncement regarding reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The Company early adopted the guidance during the fourth quarter of 2014.
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
In November 2014, the FASB issued a new pronouncement regarding Pushdown Accounting. The new guidance provides an acquired company the option to apply pushdown accounting in their separate financial statements. An acquired entity may elect the option to apply pushdown accounting as a change in accounting principal in the reporting period in which the change in control event occurs and use the new basis to measure its assets, liabilities and equity. The guidance is effective upon issuance and will not have any impact on consolidated financial position or results of operations. The Company will consider this guidance for its future acquisition related activities.
4. Cash Collateral Pledged
As of December 31, 2014 and 2013, the Company pledged cash collateral in the amount of $8.3 million and $10.9 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco (see Note 19).
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014 and 2013, securities owned, at fair value consisted of the following:

	As of December 31,
	2014	2013
	(dollars in thousands)
U.S. Government securities (a)	$2,010	$9
Preferred stock	15,070	324
Common stocks	579,349	176,939
Restricted common stock	18,127	—
Convertible bonds (b)	900	5,958
Corporate bonds (c)	159,557	121,372
Warrants and rights	1,417	5,912
Mutual funds	15,776	525
	$792,206	$311,039

(a)
As of December 31, 2014, maturities ranged from May 2015 to April 2016 with interest rates ranged between 0% to 5.95%. As of December 31, 2013, the maturity was April 2016 with an interest rate of 5.95%.

(b)
As of December 31, 2014, the maturity was February 2015 with an interest rate of 10.00%. As of December 31, 2013, maturities ranged from May 2014 to October 2014 and interest rates ranged between 5.00% to 10.00% .

(c)
As of December 31, 2014, maturities ranged from February 2015 to February 2046 and interest rates ranged between 5.63% to 11.54%. As of December 31, 2013, maturities ranged from January 2014 to February 2046 and interest rates ranged between 3.38% to 11.75%.

Receivable on and Payable for derivative contracts, at fair value
The Company's direct involvement with derivative financial instruments includes futures, currency forwards, equity swaps, and options. Open equity positions in futures transactions are recorded as receivables from and payables to broker-dealers or clearing brokers, as applicable. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets.
Upon issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (see Note 19), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of December 31, 2014 at $36.8 million and is included in payable for derivative contracts in the accompanying consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $36.8 million as of December 31, 2014 and is included in receivable on derivative contracts in the accompanying consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 28,048,786 shares of the Company's Class A common stock and have an initial exercise price of $7.18 per share. The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of December 31,
	2014			2013
	Number of contracts / Notional Value		Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Commodity Future	$3,041		$75	$11,762	$285
Currency forwards	$23,961		310	$3,270	22
Equity Swap	$12,904		251	$10,996	70
Options other (a)	367,441		48,201	71,129	9,698
Foreign currency options	$32,200	1,040	1,040	—	—
			$49,877		$10,075
(a) Options other include index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of December 31,
	2014		2013
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$2,213	$33	$13,856	$275
Currency forwards	$—	—	$21,867	301
Equity and credit default swaps	$18,352	1,603	$17,271	525
Options (a)	22,043	39,694	38,221	6,573
		$41,330		$7,674
(a) Options include index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of December 31, 2014 and 2013.

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of December 31, 2014
Receivable on derivative contracts, at fair value	$49,877	$—	$49,877	$—	$2,588	$47,289
Payable for derivative contracts, at fair value	41,330	—	41,330	—	1,603	39,727

As of December 31, 2013
Receivable on derivative contracts, at fair value	10,075	—	10,075	—	92	9,983
Payable for derivative contracts, at fair value	7,674	—	7,674	—	826	6,848

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The realized and unrealized gains/(losses) related to derivatives trading activities were $(0.5) million , $4.4 million and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in other income in the accompanying consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (See Note 19) and exchange traded derivatives, the Company is required to post/receive collateral. As of December 31, 2014 and 2013, collateral consisting of $4.2 million and $10.0 million of cash, respectively, is included in receivable from brokers and payable to brokers on the accompanying consolidated statements of financial condition. As of December 31, 2014 and 2013 all derivative contracts were with multiple major financial institutions.
Other investments
As of December 31, 2014 and 2013, other investments included the following:

	As of December 31,
	2014	2013
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$103,466	$71,051
(2) Real estate investments, at fair value	2,175	2,088
(3) Equity method investments	61,443	25,966
(4) Lehman claims, at fair value	380	378
	$167,464	$99,483

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of December 31, 2014 and 2013, included the following:

	As of December 31,
	2014	2013
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$11,935	$9,741
HealthCare Royalty Partners II (a)(*)	6,648	4,961
Orchard Square Partners Credit Fund LP (b)	11,532	12,674
Starboard Value and Opportunity Fund LP (c)(*)	21,792	17,495
Starboard Partners Fund LP (d)(*)	14,652	—
Starboard Leaders Fund LP (e)(*)	1,367	552
Formation 8 Partners Fund I (f)	11,283	2,788
RCG LV Park Lane LLC (g) (*)	642	678
RCGL 12E13th LLC (h) (*)	638	558
RCG Longview Debt Fund V, L.P. (h) (*)	12,876	11,979
Other private investment (i)	7,324	7,772
Other affiliated funds (j)(*)	2,777	1,853
	$103,466	$71,051
* These portfolio funds are affiliates of the Company.
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted in Note 18.

(a)
HealthCare Royalty Partners, L.P. and HealthCare Royalty Partners II, L.P. are private equity funds and therefore distributions will be made when cash flows are received from the underlying investments, typically on a quarterly basis.

(b)	Orchard Square Partners Credit Fund LP has a quarterly redemption policy with a 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

(c)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon 90 days notice.

(d)	Starboard Partners Fund LP permits redemptions on a semi-annual basis on 180 days prior written notice subsequent to an initial two year period when redemptions are not permitted.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(e)
Starboard Leaders Fund LP does not permit withdrawals, but instead allows terminations with respect to capital commitments upon 30 days prior written notice at any time following the first anniversary of an investors initial capital contribution.

(f)
Formation 8 Partners Fund I is a private equity fund which invests in equity of early stage and growth transformational information and energy technology companies. Distributions will be made when the underlying investments are liquidated.

(g)
RCG LV Park Lane LLC  is a single purpose entity formed to participate in a joint venture which acquired, at a discount, the mortgage notes on a portfolio of multifamily real estate properties located in Birmingham, Alabama.  RCG LV Park Lane LLC is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(h)	RCGL 12E13th LLC and RCG Longview Debt Fund V, L.P. are real estate private equity structures and therefore distributions will be made when the underlying investments are liquidated.

(i)	Other private investment represents the Company's closed end investment in a portfolio fund that invests in a wireless broadband communication provider in Italy.

(j)	The majority of these funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Real estate investments, at fair value
Real estate investments as of December 31, 2014 and 2013 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $2.2 million and $2.1 million, respectively.

(3)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC ("CBOE SE") representing a 9.5% stake in the exchange service provider for which the Company exercises significant influence over through representation on the CBOE Board of Directors, and (c) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist hedge fund and related managed accounts.
During the second quarter of 2014, CBOE SE initiated a plan to wind down its operations and liquidate its assets and liabilities. As a result, the Company determined that the carrying value of its investment in CBOE SE was no longer recoverable and reassessed it for impairment. The Company recognized an impairment loss of $0.8 million, during the second quarter of 2014, which was deemed to be other than temporary. The impairment loss was measured based on the estimated recovery under the liquidation plan submitted to the creditors and the regulators and potential sale to a third party and is included in other income (loss) on the accompanying consolidated statement of operations. The Company recorded no other impairment charges in relation to its equity method investments for the years ended December 31, 2014, 2013 and 2012.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

offering documents of the underlying funds, Starboard Value entities are entitled to a fixed percentage of management fee and performance fees.
The following table summarizes equity method investments held by the Company:

	As of December 31,
	2014	2013
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$676	$1,533
RCG Longview Debt Fund V Partners, LLC	2,684	1,497
HealthCare Royalty GP, LLC	973	794
HealthCare Royalty GP II, LLC	1,125	840
HealthCare Royalty GP III, LLC	62	47
CBOE Stock Exchange, LLC	611	1,351
Starboard Value LP	48,772	14,263
RCG Longview Partners, LLC	237	1,839
RCG Longview Management, LLC	1,117	308
RCG Urban American, LLC	422	316
RCG Urban American Management, LLC	379	238
RCG Longview Equity Management, LLC	316	292
Urban American Real Estate Fund II, LLC	2,329	1,785
RCG Kennedy House, LLC	509	502
Other	1,231	361
	$61,443	$25,966
For the year ended December 31, 2014, Starboard Value A LP has met the significance criteria as defined under Regulation S-X Rule 4-08(g) of the SEC guidance. As such, the Company is presenting the following summarized financial information:

Starboard Value A LP	As of December 31,
	2014	2013
	(dollars in thousands)
Assets
Cash	$197	$14
Performance fee receivable	93,610	25,214
Investments in Portfolio Funds, at fair value	3,538	2,201
Liabilities	—	—
Equity	$97,345	$27,429

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Performance fee revenues	$90,905	$23,098	$20,448
Net realized and unrealized gains (losses)	734	283	254
Net Income	$91,639	$23,381	$20,702
For the period ended December 31, 2014, equity method investments held by the Company in aggregate have met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized financial information for these significant investees for the years ended December 31, 2014, 2013 and 2012 and such information is as follows.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Other equity method investments	As of December 31,
	2014	2013
	(dollars in thousands)
Assets	$190,261	$114,110
Liabilities	21,037	25,309
Equity	$169,224	$88,801

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Revenues	$157,187	$78,217	$75,046
Expenses	(46,563)	(49,334)	(42,663)
Net realized and unrealized gains (losses)	11,894	18,056	2,091
Net Income	$122,518	$46,939	$34,474
As of December 31, 2014 and 2013, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $49.1 million, $16.1 million, and $15.6 million for the years ended December 31, 2014, 2013, and 2012, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying consolidated statements of operations.

(4)	Lehman Claims, at fair value
Lehman Brothers International (Europe) (“LBIE”), through certain affiliates, was a prime broker to the Company, and the Company held cash and cash equivalent balances with LBIE. On September 15, 2008, LBIE was placed into administration (the “Administration”) in the United Kingdom and, as a result, the assets held by the Company in its LBIE accounts were frozen at LBIE. The assets which the Company believed were held at LBIE at the time of Administration (the “Total Net Equity Claim”) consisted of $1.0 million, which represented an unsecured claim against LBIE. The total amounts received to date in respect of the Company’s unsecured claim against LBIE are approximately $1.0 million, representing 100.0% of its agreed claim. The Company may receive further distributions in respect of its claim, but the amount and timing of these distributions remains uncertain. The Company does not expect future distributions to be material. The claim described above does not include claims held by the Company against LBIE through its investment in Enterprise Master discussed in Note 5b(2).
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of December 31, 2014 and 2013, securities sold, not yet purchased, at fair value consisted of the following:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2014	2013
	(dollars in thousands)
Common stocks	$207,815	$130,899
Corporate bonds (a)	60	55
	$207,875	$130,954

(a)	As of December 31, 2014 and 2013, the maturity was January 2026 with an interest rate of 5.55%.
Securities purchased under agreements to resell and securities sold under agreements to repurchase
The Company held no securities purchased under agreements to resell or securities sold under agreements to repurchase as of December 31, 2014. The following table represents the Company's securities sold under agreements to repurchase as of December 31, 2013.

As of December 31, 2013
(dollars in thousands)
Securities sold under agreements to repurchase
Agreements with Royal Bank of Canada bearing interest of 1.75% due June 2015 to November 2015	$3,657
$3,657
The following tables present the gross and net repurchase agreements and the related offsetting amount, as of December 31, 2013.

As of December 31, 2013
				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Financial instruments	Collateral pledged (b)	Net amounts
	(dollars in thousands)
Securities sold under agreements to repurchase	$3,657	$—	$3,657	$—	$3,657	$—

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
For all of the Company's holdings of repurchase agreements as of December 31, 2013, the repurchase dates were open and the agreement could be terminated by either party at any time. The agreements rolls over on a day-to-day basis.
In connection with repurchase/resell agreements, as of December 31, 2013, the Company had pledged collateral of $4.6 million (consisting of corporate bonds), which is included in securities owned, at fair value in the accompanying consolidated statements of financial condition.
Securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount, as of December 31, 2014 and 2013.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of December 31, 2014
Securities borrowed	$676,100	$—	$676,100	$(15,655)	$(660,445)	$—	$—
Securities loaned	682,493	—	682,493	(2,441)	(680,052)	—	—

As of December 31, 2013
Securities borrowed	927,773	—	927,773	(34,973)	(892,800)	—	—
Securities loaned	918,577	—	918,577	(36,877)	(881,700)	—	—

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.

Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $2.9 billion and $445.8 million as of December 31, 2014 and $1.7 billion and $242.4 million as of December 31, 2013, respectively. In addition, the maximum exposure relating to these variable interest entities as of December 31, 2014 was $210.3 million, and as of December 31, 2013 was $206.9 million, all of which is included in other investments, at fair value in the accompanying consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds as of December 31, 2014 and 2013.

b.	Consolidated Funds
Other investments, at fair value
As of December 31, 2014 and 2013 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2014	2013
	(dollars in thousands)
(1) Portfolio Funds	$188,884	$182,638
(2) Lehman claims	493	4,842
	$189,377	$187,480

(1)	Investments in Portfolio Funds, at fair value
As of December 31, 2014 and 2013, investments in Portfolio Funds, at fair value, included the following:

	As of December 31,
	2014	2013
	(dollars in thousands)
Investments of Enterprise LP	$138,253	$155,530
Investments of Merger Fund	50,631	26,963
Investments of consolidated fund of funds	—	145
	$188,884	$182,638

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Consolidated investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $138.3 million and $155.5 million in Enterprise Master as of December 31, 2014 and 2013, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $50.6 million and $27.0 million in Merger Master as of December 31, 2014 and 2013, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Investment of a consolidated fund of funds investment company
The investment of the consolidated fund of fund investment company was $0.1 million as of December 31, 2013, which was the remaining investment of Vintage Master FOF that was transferred to a third party during the first quarter of 2014. Vintage Master FOF's investment objective was to allocate its capital among portfolio managers that invest through investment pools or managed accounts thereby forming concentrated investments in high conviction managers designed to achieve attractive risk adjusted returns with moderate relative volatility. The investment held at December 31, 2013 was a hedged equity strategy held in an externally managed portfolio fund. The hedged equity strategy focused on equity strategies with some directional market exposure. The strategy attempted to profit from market efficiencies and direction. There are no fund of fund investment companies consolidated as of December 31, 2014.

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. As of December 31, 2014, Enterprise Master has received distributions totaling approximately $36.2 million in respect of its claim. After giving effect to the distributions received by the Enterprise Master, the remaining Net Equity Claim for Enterprise Master held directly and through its ownership interest in affiliated funds was $0.7 million as of December 31, 2014. Of the $0.7 million current valuation of Enterprise Master's claim, $0.5 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration. The Company expects Enterprise Master to receive additional distributions from LBIE, but the amount and timing of those distributions remains uncertain.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of December 31, 2014 and 2013, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were no indirect concentrations that exceed 5% of the Company's equity as of December 31, 2014 or 2013.
Net realized and unrealized gains (losses)
Net realized gains (losses) and net unrealized gains (losses) on investments and other transactions and on derivatives for Consolidated Funds for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Consolidated Funds net gains (losses) on investments and other transactions:
Net realized gains (losses) on investments and other transactions	$1,861	$6,050	$(8,121)
Net unrealized gains (losses) on investments and other transactions	11,029	4,628	14,497
Consolidated Funds net gains (losses) on derivatives:
Net realized gains (losses) on derivatives	$2,250	$521	$915
Net unrealized gains (losses) on derivatives	201	(156)	(38)
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded.The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of December 31, 2014 and 2013:
Securities owned by Enterprise Master, at fair value

	As of December 31,
	2014	2013
	(dollars in thousands)
Bank debt	$20	$5
Common stock	1,659	2,677
Preferred stock	576	973
Private equity	587	406
Restricted stock	124	124
Rights	2,802	2,528
Trade claims	128	128
	$5,896	$6,841
Receivable on derivative contracts, at fair value, owned by Enterprise Master

	As of December 31,
	2014	2013
Description	(dollars in thousands)
Currency forwards	$64	$(21)
	$64	$(21)

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31,
		2014	2013
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$9,090	$8,470
RCG Longview II, LP*	Real Estate	747	800
RCG Longview Debt Fund IV, LP*	Real Estate	5,348	17,641
RCG Longview, LP*	Real Estate	40	319
RCG Soundview, LLC*	Real Estate	452	442
RCG Urban American Real Estate Fund, L.P.*	Real Estate	1,161	1,812
RCG International Sarl*	Multi-Strategy	2,113	1,795
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	92,405	82,119
RCG Endeavour, LLC*	Multi-Strategy	—	6
RCG Energy, LLC *	Energy	2,294	2,842
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	12,057	12,952
Other Real Estate Investments (*)	Real Estate	10,138	15,024
		$135,846	$144,223

*	Affiliates of the Company.
Merger Master
Securities owned by Merger Master, at fair value

	As of December 31,
	2014	2013
	(dollars in thousands)
Common stocks	$133,510	$33,901
Corporate bonds (a)	3,383	14,444
Options	541	200
	$137,434	$48,545

(a)
As of December 31, 2014, maturities ranged from February 2017 to June 2019 and interest rates ranged between 8.50% and 9.75%. As of December 31, 2013, maturities ranged from April 2016 to October 2020 and interest rates ranged between 7.00% and 10.88%.

Securities sold, not yet purchased, by Merger Master, at fair value
As of December 31, 2014 and 2013, Merger Master held common stock, sold not yet purchased, of $39.9 million and $19.5 million, respectively and options, sold not yet purchased, of $0.2 million and $0.1 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of December 31,
	2014	2013
Description	(dollars in thousands)
Equity swaps	$78	$30
	$78	$30

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Payable for derivative contracts, at fair value, owned by Merger Master

	As of December 31,
	2014	2013
Description	(dollars in thousands)
Currency forwards	$—	$11
Equity swaps	58	125
	$58	$136
6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2014 and 2013:
Operating Entities

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$2,010	$—	$—	$2,010
Preferred stock	—	—	12,517	15,070
Common stocks	578,934	3	412	579,349
Restricted common stocks	—	18,127	—	18,127
Convertible bonds	—	—	900	900
Corporate bonds	—	159,557	—	159,557
Warrants and rights	95	—	1,322	1,417
Mutual funds	15,776	—	—	15,776
Receivable on derivative contracts, at fair value
Futures	75	—	—	75
Currency forwards	—	310	—	310
Equity swaps	—	251	—	251
Options	10,462	1,972	36,807	49,241
Other investments
Portfolio Funds	—	37,195	66,271	103,466
Real estate investments	—	—	2,175	2,175
Lehman claim	—	—	380	380
	$607,352	$219,968	$120,784	$948,104

	Liabilities at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$207,815	$—	$—	$207,815
Corporate bonds	—	60	—	60
Payable for derivative contracts, at fair value
Futures	33	—	—	33
Equity and credit default swaps	—	1,603	—	1,603
Options	2,887	—	36,807	39,694
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (a)	$—	$—	$4,083	$4,083
	$210,735	$1,663	$40,890	$253,288

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(a) In accordance with the terms of purchase agreements for acquisitions that closed during 2012, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the period ended October 2016. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of December 31, 2014 can range from $0.9 million to $7.1 million.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Consolidated Funds' investments

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	$—	$50,631	$138,253	$188,884
Lehman claims	—	—	493	493
	$—	$50,631	$138,746	$189,377

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	—	26,964	155,674	182,638
Lehman claims	—	—	4,842	4,842
	$—	$26,964	$160,516	$187,480
The following table includes a rollforward of the amounts for the years ended December 31, 2014, 2013, and 2012, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Year Ended December 31, 2014
	Balance at December 31, 2013	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2014	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$324	$—	$(2,000)	(b)	$14,396	$—	$(203)	$12,517	$(203)
Common stocks	3,559	—	(3,150)	(b)	12	(1)	(8)	412	(135)
Convertible bonds	1,950	—	—		—	(200)	(850)	900	(850)
Options, asset	—	—	—		35,710	—	1,097	36,807	1,097
Options, liability	—	—	—		35,710	—	1,097	36,807	1,097
Warrants and Rights	5,805	—	(1,288)		57	(97)	(3,155)	1,322	(1,415)
Portfolio Funds	51,649	—	—		13,453	(9,940)	11,109	66,271	9,704
Real estate	2,088	—	—		50,000	(50,168)	255	2,175	255
Lehman claim	378	—	—		—	(76)	78	380	79
Contingent consideration liability	6,937	—	—		21	(820)	(2,055)	4,083	—
Consolidated Funds
Portfolio Funds	155,674	—	—		—	(28,466)	11,045	138,253	9,996
Lehman claim	4,842	—	—		—	(4,711)	362	493	(3,897)

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2013
	Balance at December 31, 2012	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2013	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$2,332	$—		$(2,000)	(b)	$—	$—	$(8)	$324	$(8)
Common stocks	2,549	—		—		4	(275)	1,281	3,559	1,451
Convertible bonds	—	—		—		3,938	(1,988)	—	1,950	—
Corporate Bond	515	—		—		2,735	(3,346)	96	—	—
Warrants and Rights, asset	1,713	291	(a)	—		166	(110)	3,745	5,805	4,011
Warrants and Rights, liability	3	—		—		—	—	(3)	—	—
Portfolio Funds	25,670	13,128	(c)	—		16,914	(9,001)	4,938	51,649	3,568
Real estate	1,864	—		—		—	(124)	348	2,088	348
Lehman claim	706	—		—		—	(607)	279	378	279
Contingent consideration liability	8,116	—		—		(779)	—	(400)	6,937	—
Consolidated Funds
Portfolio Funds	182,920	—		—		—	(33,504)	6,258	155,674	10,984
Lehman claim	14,124	—		—		—	(13,377)	4,095	4,842	(7,781)

(1) Unrealized gains/losses are reported in other income (loss) in the accompanying consolidated statements of operations.
(a) The security was acquired through an acquisition (See Note 2).
(b) The company completed an initial public offering.
(c) The investment was transferred into level 3 due to the Company's commitment as part of its long term extension of its partnership with credit funds.
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
During the years ended December 31, 2014, 2013 and 2012, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of December 31, 2014 and 2013 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation techniques	Unobservable Inputs	Range

Level 3 Assets
Common and preferred stocks	$12,269	Market multiples and option pricing method	Volatility Market multiples	45% 1x to 6x
Warrants and rights, net	1,322	Model based	Volatility	20% to 60% (weighted average 34%)
Options	36,807	Option pricing models	Volatility Credit spreads	30% to 40% 500bps - 750 bps
Other level 3 assets (a)	209,132
Total level 3 assets	259,530
Level 3 Liabilities
Options	36,807	Option pricing models	Volatility Credit spreads	30% to 40% 500bps - 750 bps
Contingent consideration	4,083	Discounted cash flows	Projected cash flow and discount rate	9%
Total level 3 liabilities	$40,890

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation techniques	Unobservable Inputs	Range

Level 3 Assets
Common and preferred stocks	$3,474	Discounted cash flows, market multiples, recent transactions, bid levels, and comparable transactions	Market multiples	2x to 3x
Warrants and rights, net	5,805	Model based	Volatility	20% to 100% (weighted average 37%)
Other level 3 assets (a)	216,990
Total level 3 assets	226,269
Level 3 Liabilities
Contingent consideration	6,937	Discounted cash flows	Projected Cash Flow and DCF rate	0% to 15%
Total level 3 liabilities	6,937

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

During the second quarter of 2014, the Company wrote down the value of its investment in CBOE SE as a result of an impairment which was considered other than temporary. The level of impairment was based on the fair value of the investment as measured on a non-recurring basis (See Note 5). The Company classifies its investment in CBOE as level 3. The fair value reflects the weighted average of both the indicative bid level and the liquidation value.
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
Other financial assets and liabilities measured at fair value
The following table presents the carrying values and estimated fair values, at December 31, 2014 and 2013, of financial assets and liabilities and information on their classification within the fair value hierarchy which are measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3.

	December 31, 2014				December 31, 2013			Fair Value Hierarchy
	Carrying Amount		Estimated Fair Value		Carrying Amount	Estimated Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$129,509		$129,509		$54,720	$54,720		Level 1
Cash collateral pledged	8,306		8,306		10,907	10,907		Level 2
Securities borrowed	676,100		660,445		927,773	892,792		Level 1
Consolidated funds
Cash and cash equivalents	501		501		2,048	2,048		Level 1
Financial Liabilities
Securities sold under agreement to repurchase	—		—		3,657	3,657	(a)	Level 2
Securities loaned	682,493		661,533		918,577	881,690		Level 1
Convertible debt	118,475	(b)	160,713	(c)	—	—		Level 2
Notes payable and other debt	67,144		69,548		2,564	2,564		Level 2

(a)
Transactions involving the purchase or sale of securities under repurchase/resell agreements are carried at their contract value, which approximates fair value, and are accounted for as collateralized financings.

(b)	The carrying amount of the convertible debt includes unamortized discount of $31.0 million.

(c)	The Convertible Notes include the conversion option and is based on the last broker quote available.
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

presented net (assets less liabilities) across balances with the same broker. As of December 31, 2014 and 2013, receivable from brokers was $84.7 million and $69.1 million, respectively. Payable to brokers was $335.8 million and $77.2 million as of December 31, 2014 and 2013, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.
8. Fixed Assets
As of December 31, 2014 and 2013, fixed assets consisted of the following:

	As of December 31,
	2014	2013
	(dollars in thousands)
Telephone and computer equipment	$5,466	$5,923
Computer software	1,305	2,079
Furniture and fixtures	5,692	5,418
Leasehold improvements	32,256	29,047
Assets acquired under capital leases—equipment	7,637	6,337
Other	—	48
	52,356	48,852
Less: Accumulated depreciation and amortization	(25,968)	(21,853)
	$26,388	$26,999
Depreciation and amortization expense related to fixed assets was $6.6 million, $6.5 million and $6.7 million for the years ended December 31, 2014, 2013, and 2012, respectively and are included in depreciation and amortization expense in the accompanying consolidated statements of operations.
Assets acquired under capital leases were $7.6 million and $6.3 million as of December 31, 2014 and 2013, respectively. If the assets acquired under capital leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. The depreciation of assets capitalized under capital leases is included in depreciation and amortization expenses and was $1.5 million, $1.3 million, and $1.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
9. Goodwill and Intangible Assets
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
The Company estimated the fair value using the income and market approach which involves estimates of future cash flows, discount rates, economic forecast and other assumption which are then used in the market approach (earning and / or transactions multiples) and / or income approach (discounted cash flow method).
Based on the results of the impairment analysis as of December 31, 2014 the Company did not recognize any impairment relating to the alternative investment reporting unit. However, the Company recognized an impairment charge of $2.3 million for its broker dealer reporting unit. The impairment charge is due to the securities lending business which the Company decided to wind down during the fourth quarter of 2014. The Company determined that the securities lending business represented a standalone business. After winding it down, the reporting unit will not be able to realize the benefits of the acquired goodwill. Therefore, the Company recognized an impairment charge for the goodwill associated with the securities lending business.
As a result of the Company's acquisition of Dahlman, during the first quarter of 2013, the Company recognized goodwill in the amount of $8.7 million within the broker dealer reporting unit (See Note 2).
No impairment charges for goodwill were recognized during the years ended December 31, 2013, and 2012, respectively.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

For the year ended December, 31, 2014 the Company elected to bypass Step 0 and perform Step 1 of the goodwill impairment analysis, which includes determining whether the carrying amount of a reporting unit, including goodwill, exceeds its estimated fair value.
The following table presents the changes in the Company's goodwill balance, by reporting unit for the years ended December 31, 2014, 2013, and 2012:

	Alternative Investment	Broker- Dealer	Total
	(dollars in thousands)
Beginning balance - December 31, 2012
Goodwill	$30,228	$15,668	$45,896
Accumulated impairment charges	(10,200)	(7,151)	(17,351)
Net	20,028	8,517	28,545

Activity: 2013
Recognized goodwill	—	8,695	8,695
Goodwill impairment charges	—	—	—

Ending balance: December 31, 2013
Goodwill	30,228	24,363	54,591
Accumulated impairment charges	(10,200)	(7,151)	(17,351)
Net	20,028	17,212	37,240

Activity: 2014
Recognized goodwill	—	—	—
Goodwill impairment charges	—	(2,334)	(2,334)

Ending balance: December 31, 2014
Goodwill	30,228	24,363	54,591
Accumulated impairment charges	(10,200)	(9,485)	(19,685)
Net	$20,028	$14,878	$34,906
Intangible assets
Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2014 and 2013. The Company recognized trade name, customer relationships, and customer contracts in connection with the transactions in prior years. As a result of the acquisition of Dahlman during the period ended December 31, 2013 (see Note 2) the Company recognized intangible assets in the amount of $2.8 million. These intangibles include trade name and customer relationships with weighted average useful lives of 4.7 years.

		December 31, 2014			December 31, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Investment contracts	5	$3,900	$(3,900)	$—	$3,900	$(3,900)	$—
Trade names	5 - 7.5	9,612	(8,305)	1,307	9,612	(7,747)	1,865
Customer relationships	4 - 10	13,284	(8,936)	4,348	14,744	(8,375)	6,369
Customer contracts	1.2	800	(800)	—	800	(800)	—
Non compete agreements and covenants with limiting conditions acquired	1 - 10	31	(21)	10	2,697	(2,583)	114
Intellectual property	3 - 10	6,437	(3,619)	2,818	6,951	(3,205)	3,746
		$34,064	$(25,581)	$8,483	$38,704	$(26,610)	$12,094

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company tests intangible assets for impairment if events or circumstances suggest that the asset groups carrying value may not be fully recoverable. For the year ended December 31, 2013, no impairment charge for intangible assets was recognized.
During the year ended December 31, 2014 the Company wrote off $0.9 million representing the remaining intangible assets related to the securities lending business. These intangibles were assessed for impairment when the Company decided to wind down the business during the fourth quarter of 2014. The Company does not expect to derive future benefits from these intangible assets. The impairment charge is recorded in depreciation and amortization expense within the accompanying consolidated statements of operations for the year ended December 31, 2014.
Amortization expense related to intangible assets was $3.6 million (including impairment charges of $0.9 million) related to the broker-dealer segment), $3.7 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. All of the Company's intangible assets have finite lives.
The estimated future amortization expense for the Company's intangible assets as of December 31, 2014 is as follows:

(dollars in thousands)
2015	$1,941
2016	1,811
2017	1,411
2018	849
2019	760
Thereafter	1,711
$8,483
10. Other Assets
Other assets in Operating Entities are as follows:

	As of December 31,
	2014		2013
	(dollars in thousands)
Deposits	$10,689		$683
Prepaid expenses	6,340		5,097
Tax receivables	126		1,911
Deferred rent asset	512		897
Deferred charges - debt	5,958		—
Interest and dividends receivable	3,484		2,550
Miscellaneous receivables (See Note 2)	4,400	—	—
Other	2,721		4,257
	$34,230		$15,395
11. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2014	2013
	(dollars in thousands)
Deferred rent obligations (see Note 3(m))	$13,142	$14,554
Deferred income	1,033	1,147
Equity in RCG Longview Partners II, LLC (see Note 6a(3))	5,878	5,938
Professional fees payable	3,889	3,063
Placement and other fees payable	3,615	1,879
Contingent consideration payable (see Note 2)	4,083	6,937
Interest and dividends payable	3,366	258
Accrued expenses and accounts payable	7,846	7,196
Accrued tax liabilities	3,754	2,503
	$46,606	$43,475
12. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of December 31,
	2014	2013
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$9,619	$12,009
Consolidated funds	76,457	73,805
	$86,076	$85,814

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$10,094	$10,461	$301
Consolidated funds	5,470	2,732	(373)
	$15,564	$13,193	$(72)
13. Other Revenues and Expenses
Upon closing of the sale of the Company's credit business, on December 31, 2014, the company recorded a gain of $4.5 million included in other revenues in the accompanying consolidated statements of operations (See Note 2).
The company adjusted the value of the contingent liability related to the securities lending business by $2.1 million due to the Company's decision during the fourth quarter of 2014 to wind down the operations of the business. This amount is included in other revenues in the accompanying consolidated statements of operations (See Note 2).
During June 2008, the Company sold its fractional share ownership of a business aircraft for a net gain of $0.5 million. In the same month, October LLC, a wholly owned subsidiary of the Company, also sold an aircraft through a sale-leaseback transaction. The Company recognized a deferred net gain of $2.8 million and amortized it over a period of sixty-seven months, the term of the lease. During the years ended December 31, 2013 and 2012, the amount of the gain recognized in other revenue in the accompanying consolidated statements of operations was $0.5 million each year, respectively. The lease expired on January 31, 2014 and the associated net gain of $2.8 million was fully recognized.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Other expenses, during the years ended December 31, 2014, 2013, and 2012, are primarily the general administrative expenses of the various operating company subsidiaries or the Consolidated Funds.
14. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees, consultants and directors for up to 17,725,000 shares of common stock plus any approved additional shares in accordance with the Equity Plans. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of December 31, 2014, there were approximately 1.2 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $29.3 million of deferred cash awards to its employees during the year ended December 31, 2014. These awards vest over a period of five years and accrue interest between 0.70% to 0.75% per year. As of December 31, 2014, the Company had unrecognized compensation expense related to deferred cash awards of $33.8 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $18.3 million, $17.9 million, and $19.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. The income tax effect recognized for the Equity Plans was a benefit of $6.0 million, $9.7 million, and $11.3 million for the years ended December 31, 2014, 2013, and 2012, respectively; however, for 2013 and 2012, these benefits were offset by a valuation allowance.
In relation to awards under the RCG Grants, the Company recognized expense of $4.9 million for the year ended December 31, 2012. The income tax effect recognized for the RCG Grants was a benefit of $1.9 million for the year ended December 31, 2012.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's stock option activity for the year ended December 31, 2014:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2012	773,763	$12.58	1.6	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	(473,757)	16.00	—	—
Balance outstanding at December 31, 2013	300,006	$7.19	2.40	$41
Options granted	—	—	—	—
Options exercised	(33,334)	3.50	—	—
Options expired	(50,000)	16.27	—	—
Balance outstanding at December 31, 2014	216,672	$5.65	1.60	$87
Options exercisable at December 31, 2013	300,006	$7.19	2.40	$—
Options exercisable at December 31, 2014	216,672	$5.65	1.60	$—

(1)	Based on the Company's closing stock price of $4.80 on December 31, 2014 and $3.91 on December 31, 2013.
As of December 31, 2014, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
The following table summarizes the Company's SAR's for the year ended December 31, 2014:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2012	—	$—	0	$—
SAR's granted	400,000	$2.90	—	—
SAR's acquired	—	$—	—	—
SAR's expired	—	$—	—	—
Balance outstanding at December 31, 2013	400,000	$2.90	4.21	608
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at December 31, 2014	400,000	$2.90	3.21	$913
SAR's exercisable at December 31, 2014	—	$—	$—

(1)	Based on the Company's closing stock price of $4.80 on December 31, 2014 and $3.91 on December 31, 2013.
As of December 31, 2014 and 2013, the unrecognized compensation expense related to the Company's grant of SAR's was $0.2 million and $0.3 million, respectively.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the year ended December 31, 2014:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2012	10,252,023	$4.15
Granted (1)	7,939,924	2.63
Vested	(4,463,990)	3.86
Canceled	—	—
Forfeited	(176,413)	3.15
Balance outstanding at December 31, 2013	13,551,544	$3.37
Granted	9,674,496	3.89
Vested	(4,071,120)	3.27
Canceled	—	—
Forfeited	(1,500,338)	3.07
Balance outstanding at December 31, 2014 (1)	17,654,582	$3.70
(1) Performance linked restricted stock units of 1,925,750 were awarded to employees of the Company in December 2013 and January 2014. Of the awards granted, 281,250 have been forfeited during the year ended December 31, 2014. The remaining awards, included in the outstanding balance as of December 31, 2014, will vest on June 10, 2019 and will be earned only to the extent that the Company attains specified performance goals relating to its volume-weighted average share price and the aggregate net income for the years from 2014 to 2018. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 100% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of December 31, 2014, there was $43.4 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.75 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 158,791 restricted stock units awarded during the year ended December 31, 2014. Vested awards of 216,834 were delivered during the year ended December 31, 2014. As of December 31, 2014 there were 424,479 restricted stock units outstanding.
15. Defined Benefit Plan
On December 1, 2005, the Company adopted a defined benefit plan ("Cash Balance Plan") to provide retirement income to all eligible employees of the Company and its subsidiaries in accordance with the terms and conditions in the plan document. As previously stated, the Company made the decision to terminate the Cash Balance Plan effective December 31, 2013. On May 12, 2014 Cowen received a favorable determination letter from the IRS approving the termination of the Ramius LLC Cash Balance Plan.  Subsequently, steps were taken to process the distributions based on participant distribution elections by December 15, 2014 and the Company is filing a final Form 5500 for the Plan Year 2014.
The Plan blended the features of a traditional defined benefit plan with the features of a defined contribution plan.  In this plan, hypothetical individual accounts periodically received a contribution credit and an interest credit.  The contribution credits were a flat dollar amount that vary with age. Investment policies and strategies of the Cash Balance Plan were set by the Retirement Plan Committee and approved by the plan  trustees. The plan trustee oversaw the actual investment of plan assets into permitted asset classes to achieve targeted plan returns. Hypothetical participant balances were vested at all times. The method of payment for Cash Balance Plan was an annuity unless the participant elects an alternate choice of payment.  The Cash Balance Plan was developed to meet the requirements of Section 401(a) and Section 501(a) of the Internal Revenue Code.

In addition, Ramius Japan Ltd. also established a defined benefit plan (the "Retirement Allowance Plan") covering its employees. There are no plan assets associated with this plan and the benefits were based on years of credited service and a percentage of the employees' compensation. This plan was liquidated during the fourth quarter of 2012.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The amounts contained in the following table relate to the Company's defined benefit plan(s) for the years ended December 31, 2014, 2013, and 2012:

	As of December 31,
	2014	2013
	(dollars in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$3,592	$4,436
Service cost	—	—
Interest cost	84	207
Actuarial loss (gain)	(2)	(93)
Benefits paid	(3,791)	(48)
Curtailments	—	—
Lump sum settlement	117	(910)
Effect of change in currency conversion	—	—
Benefit obligation at end of year	$—	$3,592
Change in plan assets
Fair value of plan assets at beginning of year	$4,389	$5,230
Actual return on plan assets	306	153
Employer contributions	—	1
Benefits paid	(3,791)	(956)
Transfer to qualified replacement plan	(874)	—
Expenses paid from the plan	(30)	(39)
Fair value of plan assets at the end of year	$—	$4,389
Funded balance at end of year	$—	$797
Amounts recognized in the consolidated statement of financial condition
Asset	$—	$797
Accumulated benefit obligation	$—	$3,592

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—	$53
Interest cost	84	207	216
Expected return on plan assets	(299)	(251)	(235)
Amortization of loss / (gain)	(205)	—	—
Amortization of prior service cost	—	21	20
Effect of settlement	—	(95)	(95)
Net periodic benefit cost	$(420)	$(118)	$(41)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	$344	$137	$(557)
Effect of curtailment	—	(360)	59
Effect of settlement	—	—	98
Amortization of loss / (gain)	—	—	—
Amortization of prior service cost	—	(23)	(23)
Total recognized in other comprehensive income (loss)	$344	$(246)	$(423)
Total recognized in net periodic benefit cost and other comprehensive loss	$(76)	$(364)	$(464)
Amounts recognized in accumulated other comprehensive loss
Net gain (loss)	$—	$344	$479
Prior service cost	—	—	(381)
Effect of change in currency conversion	—	—	—
Total recognized in accumulated other comprehensive income (loss)	$—	$344	$98
Estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year
Prior service cost	$—	$—	$19
Net gain (loss)	$—	$—	$—
The assumed long term rate of return on the Cash Balance Plan assets was 6% as of December 31, 2013 and 2012. The Company's approach in determining the long-term rate of return for plan assets is based upon historical financial market relationships that have existed over time with the presumption that this trend will generally remain constant in the future.
All assets in the Cash Balance Plan as of December 31, 2014 were distributed or transferred out. The composition of plan assets by asset category for the Cash Balance Plan as of December 31, 2013 are as follows:

As of December 31,
2013
(dollars in thousands)
Ramius Multi-Strategy Fund Ltd(a)	$390
Ramius Merger Fund Ltd	2,279
Orchard Square Partners Credit Fund Ltd(b)	1,640
External Mutual Funds—Total return(c)	7
External Mutual Funds—Real Return(d)	34
External Mutual Funds—Conservative(e)	39
$4,389

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The investment approach of the Cash Balance Plan was to generate a return equal to or greater than the 30-year treasury rate with relatively low risk by investing in a variety of vehicles. The Company had valued the assets in the Cash Balance Plan at fair value in accordance with the Company's investment policies (see Note 3e). The assets in the Cash Balance Plan were categorized in level 2 of the fair value hierarchy. Investment risk was measured and monitored on an ongoing basis through semi-annual retirement committee meetings and annual liability measurements.
16. Defined Contribution Plans
The Company sponsors a Retirement and Savings Plan which is a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the "401k Plans"). All full-time employees of the Company can contribute on a tax deferred basis to the 401k Plans up to 100% of their annual compensation, subject to certain limitations. The Company provides matching contributions for certain employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401k Plans. For the years ended December 31, 2013, and 2012, the Company's contributions to the Plans were $0.4 million and $1.4 million, respectively. The Company did not contribute to the Plans during the year ended December 31, 2014.
17. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand‑alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries with tax filing obligations in United Kingdom, Luxembourg, and Hong Kong.
The components of the Company's income tax expense for the years ended December 31, 2014 , 2013 and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Current tax expense/(benefit)
Federal	$2,247	$—	$—
State and local	573	241	(133)
Foreign	341	188	569
Total	$3,161	$429	$436
Deferred tax expense/(benefit)
Federal	$(99,284)	$—	$8
State and local	(28,825)	—	2
Foreign	4	28	2
Total	(128,105)	28	12
Total Tax expense/(benefit)	$(124,944)	$457	$448
Consolidated U.S. income/(loss) before income taxes was $56.7 million in 2014, $11.9 million in 2013, and $(25.9) million in 2012 . The corresponding amounts for non-U.S.-based income/(loss) were $1.1 million in 2014, $6.4 million in 2013, and $2.4 million in 2012.
The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2014, 2013, and 2012 are as follows:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	2014	2013	2012
Pre-tax loss at U.S. statutory rate	35.0%	35.0%	35.0%
Stock compensation	—	12.6	(28.1)
Change in valuation allowance	(252.7)	(27.2)	(7.6)
State and foreign tax	5.8	—	—
Minority interest reversal	(9.4)	(25.2)	(0.1)
Other, net	5.3	7.3	(1.1)
Total	(216.0)%	2.5%	(1.9)%
As of December 31, 2014, the Company has net income taxes receivable of approximately $0.1 million representing state tax overpayments which is included in other assets on the accompanying consolidated statements of financial condition. The Company also has alternative minimum and foreign income taxes payable of $2.5 million, which is included in other liabilities on the accompanying consolidated statements of financial condition.
The components of the Company's deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Net operating loss	$94,628	$130,562
Deferred compensation	56,069	22,538
Goodwill	8,434	9,937
Tax credits	2,668	1,820
Acquired lease liability	5,164	3,336
Other	2,394	4,081
Total deferred tax assets	169,357	172,274
Valuation allowance	(2,263)	(148,816)
Deferred tax assets, net of valuation allowance	167,094	23,458
Deferred tax liabilities
Basis difference on investments	(15,352)	(15,352)
Unrealized gains on investments	(21,739)	(6,354)
Intangible assets	(537)	(1,177)
Other	(66)	(602)
Total deferred tax liabilities	(37,694)	(23,485)
Deferred tax assets/(liabilities), net	$129,400	$(27)
Deferred tax assets, net of valuation allowance, are reported in other assets in the accompanying consolidated statements of financial condition. In addition to the deferred tax balances in the table above, the Company records balances related to its operating losses in Luxembourg, which are discussed below.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. The Company recorded a valuation allowance of $2.3 million against its deferred tax assets of $169.4 million as of December 31, 2014 and approximately $148.8 million against its deferred tax assets of $172.3 million as of December 31, 2013. Separately, the Company has deferred tax liabilities of $37.7 million as of December 31, 2014, and $23.5 million as of December 31, 2013.
The deferred tax benefit of $128.1 million recorded in 2014 predominantly represented the release of the Company's US federal and state valuation allowance due to the anticipation of future profits. During the fourth quarter of 2014, the Company emerged from a three-year cumulative deficit which had caused the Company to record a full valuation allowance until September 30, 2014. As of December 31, 2014, the Company recorded a valuation allowance against its foreign deferred tax assets related to net operating losses in these jurisdictions. For the years ended December 31, 2013 and 2012, the deferred tax expense recorded by the Company was immaterial.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company has the following net operating loss carryforwards at December 31, 2014:

	Federal	New York	Hong Kong
Jurisdiction:
Net operating loss (in millions)	$230	$295	$14
Year of expiration	2033	2033	Indefinite
In addition to the net operating loss carryforwards in the table above, the Company also has net operating loss carryforwards in Luxembourg. These loss carryforwards are only accessible to the extent of taxable income generated by the Luxembourg reinsurance companies, including any deferred income that will be generated in the future. Consequently, the Company recorded a deferred tax asset of $183.4 million, net of deferred tax liabilities of $204.2 million in connection with future taxable income, and an offsetting valuation allowance of $183.4 million against its Luxembourg net operating loss carryforwards that are in excess of such taxable income.
On June 28, 2011, the Company acquired a subsidiary, causing an ownership change of the subsidiary under Section 382 of the Internal Revenue Code ("Section 382"). As such, net operating losses this subsidiary had generated as of the date of its acquisition were subject to an annual Section 382 limitation of $6.7 million. As of December 31, 2014, the unused portion of the subsidiary's net operating losses that are subject to this annual limitation is $64 million. The Company is not expected to lose any of these net operating losses as a result of the Section 382 limitation.
The Company adopted the accounting guidance for accounting for uncertainty in income taxes as which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Company does not have any uncertain tax positions recorded for the years ended December 31, 2014, 2013, and 2012. Further, the Company did not record any additions to its unrecognized tax benefit balances as a result of current or prior year tax positions or reductions due to expired statute of limitations during the years ended December 31, 2014, 2013, and 2012.
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
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.1 million and $1.1 million as of December 31, 2014 and 2013, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.2 million and $0.2 million, respectively.
18. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $16.8 million, $15.6 million, and $14.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2015	$2,603	$13,946	$18,555
2016	2,284	8,844	16,715
2017	2,198	4,710	13,281
2018	2,198	4,084	13,005
2019	813	1,397	12,461
Thereafter	—	—	40,970
	$10,096	$32,981	$114,987

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 19 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $1.8 million, $1.5 million, and $1.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Clawback Obligations
For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of a real estate fund, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The actual clawback liability, however, does not become realized until the end of the fund's life. The fund is currently winding-down and as of both December 31, 2014 and 2013, the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of December 31, 2014, the Company had unfunded commitments of $12.4 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through December 31, 2014, the Company has funded $35.1 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of December 31, 2014, has funded $0.9 million towards this commitment. As of December 31, 2014, the Company has an unfunded commitment to Formation 8 Partners Fund I LP of $2.7 million. The remaining capital commitment is expected to be called over a four year period.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the year ended December 31, 2014.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company believes it has substantial defenses to the claims asserted and intends to vigorously defend itself against this lawsuit if a satisfactory settlement is not ultimately approved. On July 22, 2014, the action was referred to a federal Magistrate Judge for the purpose of settlement, staying Cowen's time to answer until the parties have completed settlement discussions. On September 18, 2014, the parties attended a mediation before the federal Magistrate Judge. The case is in its preliminary stages so the Company cannot predict the outcome. The Company does not currently expect this case to have a material effect on its financial position.
19. Convertible Debt and Notes Payable
As of December 31, 2014 and 2013, the Company's outstanding debt was as follows:

	As of December 31,
	2014	2013
	(dollars in thousands)
Convertible debt	$118,475	$—
Note Payable	63,250	—
Other Note payable	—	41
Capital lease obligations	3,894	2,523
	$185,619	$2,564
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
The Company recorded interest expense related to the coupon of $3.6 million for the year ended December 31, 2014. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount for the year ended December 31, 2014, included within interest expense in the accompanying consolidated statements of operations is $4.7 million, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

included in other assets in the accompanying consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of December 31, 2014, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
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
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense related to the coupon of $1.2 million for the year ended December 31, 2014. The Company capitalized debt issuance costs of approximately $2.9 million which is included in other assets in the accompanying consolidated statements of financial condition and will be amortized over the life of the 2021 Notes. As of December 31, 2014, the Company is in compliance with all covenants included in the indenture governing the 2021 Notes. The Company intend to use the proceeds from the offering of our 2021 Notes to pursue other direct investment and financing opportunities, to continue expanding our existing businesses and for other general corporate purposes.  As of December 31, 2014, the Company is in compliance with all covenants included in the indenture governing the 2021 Notes.
Other Note Payable
During January 2014, the Company borrowed $2.0 million to fund insurance premium payments. This note bears interest at 1.55% and was due on December 1, 2014, with monthly payment requirements of $0.2 million. As of December 31, 2014, the outstanding balance on this note payable was fully repaid. Interest expense for the years ended December 31, 2014 was insignificant.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amount to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of December 31, 2014, the remaining balance on these capital leases was $3.9 million. Interest expense was $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of December 31, 2014, is as follows:

	Convertible Debt	Note Payable	Capital Lease Obligation
	(dollars in thousands)
2015	$4,485	$5,291	$1,343
2016	4,485	5,218	1,025
2017	4,485	5,218	938
2018	4,485	5,218	938
2019	151,743	5,218	79
Thereafter	—	73,686	—
Subtotal	169,683	99,849	4,323
Less: Amount representing interest (a)	(51,208)	(36,599)	(429)
Total	$118,475	$63,250	$3,894

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Letters of Credit
As of December 31, 2014, the Company has the following seven irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 2015
Boston	$382	March 2015
New York	$893	August 2015
New York	$3,935	December 2015
New York	$1,000	February 2015
New York	$1,861	June 2015
New York	$127	September 2015
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2014 and 2013, there were no amounts due related to these letters of credit.
20. Stockholders' Equity
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Treasury stock
Treasury stock of $79.8 million as of December 31, 2014, compared to $48.1 million as of December 31, 2013, resulted from $5.6 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions and $26.0 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the year ended December 31, 2014:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2013	15,873,549	$48,084	$3.03
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	1,376,236	5,649	4.10
Treasury stock reissued	—	—	—
Purchase of treasury stock	6,257,871	26,038	4.16
Balance outstanding at December 31, 2014	23,507,656	$79,771	$3.39
21. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments and net gain (loss) and amortization of prior service costs related to the Company's defined benefit plans.

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at January 1, 2012	$110	$(325)	$(215)
Net change	148	423	571
Balance at December 31, 2012	258	98	356
Net change	(10)	246	236
Balance at December 31, 2013	248	344	592
Net change	(231)	(344)	(575)
Balance at December 31, 2014	$17	$—	$17
(a) During the periods presented, the Company did not have material reclassifications out of other comprehensive income.
22. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per common share is calculated by dividing net income attributable to the Company's stockholders by the weighted average number of common shares outstanding for the period. As of December 31, 2014, there were 111,691,199 shares outstanding. The Company has included 424,479 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares, restricted stock units, unexercised stock options, warrants and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options and warrants were not included in the computation of diluted net income (loss) per common share for the years ended December 31, 2014, 2013, and 2012, respectively, as their inclusion would have been anti-dilutive.
The computation of earnings per share is as follows:

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per share data)
Net income (loss)	$182,780	$17,840	$(23,957)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	15,564	13,193	(72)
Net income (loss) attributable to Cowen Group, Inc. stockholders	$167,216	$4,647	(23,885)

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	114,926	116,703	114,400
Warrants	—	—	—
Stock options	—	—	—
Stock appreciation rights	60	306	—
Restricted stock	4,500	4,108	—
Weighted average shares used in diluted computation	119,486	121,117	114,400
Earnings (loss) per share:
Basic	$1.45	$0.04	$(0.21)
Diluted	$1.40	$0.04	$(0.21)
23. Segment Reporting
The Company conducts its operations through two segments: the alternative investment segment and the broker‑dealer segment. These activities are conducted primarily in the United States and substantially all of its revenues are generated domestically. The performance measure for these segments is Economic Income (Loss), which management uses to evaluate the financial performance of and make operating decisions for the segments including determining appropriate compensation levels. Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount, square footage and other factors.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables set forth operating results for the Company's alternative investment and broker dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

	Year Ended December 31, 2014
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$170,506	$170,506	$—	$—		$170,506
Brokerage	55	146,192	146,247	—	(6,115)	(e)	140,132
Management fees	64,774	—	64,774	(963)	(23,184)	(a)	40,627
Incentive income	45,708	—	45,708	(281)	(42,642)	(a)	2,785
Investment income	45,193	20,022	65,215	—	(65,215)	(c)	—
Interest and dividends	—	—	—	—	48,870	(c)(e)	48,870
Reimbursement from affiliates	—	—	—	(342)	12,837	(f)	12,495
Other revenue	4,645	523	5,168	—	4,278	(c)	9,446
Consolidated Funds revenues	—	—	—	2,915	—		2,915
Total revenues	160,375	337,243	497,618	1,329	(71,171)		427,776
Expenses
Non interest expense	115,601	320,261	435,862	—	7,609	(c)(d)(g)	443,471
Goodwill impairment	—	—	—	—	2,334	(g)	2,334
Interest and dividends	7,804	1,994	9,798	—	32,954	(c)(e)	42,752
Consolidated Funds expenses	—	—	—	1,634	—		1,634
Total expenses	123,405	322,255	445,660	1,634	42,897		490,191
Total other income (loss)	—	—	—	5,775	114,476	(c)	120,251
Income taxes expense / (benefit)	—	—	—	—	(124,944)	(b)	(124,944)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(7,802)	—	(7,802)	(5,470)	(2,292)		(15,564)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$29,168	$14,988	$44,156	$—	$123,060		$167,216

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2013
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$105,333	$105,333	$—	$—		$105,333
Brokerage	—	121,065	121,065	—	(6,472)	(e)	114,593
Management fees	56,984	—	56,984	(1,146)	(18,535)	(a)	37,303
Incentive income	21,205	—	21,205	—	(8,619)	(a)	12,586
Investment income	30,713	5,947	36,660	—	(36,660)	(c)	—
Interest and dividends	—	—	—	—	39,454	(c)(e)	39,454
Reimbursement from affiliates	—	—	—	(99)	10,533	(f)	10,434
Other revenue	524	2,010	2,534	—	2,884	(c)	5,418
Consolidated Funds revenues	—	—	—	3,398	—		3,398
Total revenues	109,426	234,355	343,781	2,153	(17,415)		328,519
Expenses
Non interest expense	86,054	237,841	323,895	—	7,684	(c)(d)	331,579
Interest and dividends	231	119	350	—	26,949	(c)(e)	27,299
Consolidated Funds expenses	—	—	—	2,039	—		2,039
Total expenses	86,285	237,960	324,245	2,039	34,633		360,917
Total other income (loss)	—	—	—	2,618	48,077	(c)	50,695
Income taxes expense / (benefit)	—	—	—	—	457	(b)	457
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(12,995)	—	(12,995)	(2,732)	2,534		(13,193)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$10,146	$(3,605)	$6,541	$—	$(1,894)		$4,647

(1) For the year ended December 31, 2013, the Company has reflected $7.6 million of investment income and related compensation expense of $2.5 million within the broker-dealer segment in proportion to that segment's capital.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2012
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$71,762	$71,762	$—	$—		$71,762
Brokerage	—	93,903	93,903	—	(2,736)	(e)	91,167
Management fees	56,381	—	56,381	(1,474)	(16,791)	(a)	38,116
Incentive income	14,518	—	14,518	—	(9,107)	(a)	5,411
Investment income	40,374	9,742	50,116	—	(50,116)	(c)	—
Interest and dividends	—	—	—	—	24,608	(c)(e)	24,608
Reimbursement from affiliates	—	—	—	(288)	6,562	(f)	6,274
Other revenue	844	404	1,248	—	2,420	(c)	3,668
Consolidated Funds revenues	—	—	—	509	—		509
Total revenues	112,117	175,811	287,928	(1,253)	(45,160)		241,515
Expenses
Non interest expense	90,949	211,729	302,678	—	10,409	(c)(d)	313,087
Interest and dividends	151	188	339	—	11,798	(c)(e)	12,137
Consolidated Funds expenses	—	—	—	1,676	—		1,676
Total expenses	91,100	211,917	303,017	1,676	22,207		326,900
Total other income (loss)	—	—	—	2,556	59,320	(c)	61,876
Income taxes expense / (benefit)	—	—	—	—	448	(b)	448
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,480)	—	(2,480)	373	2,179		72
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$18,537	$(36,106)	$(17,569)	$—	$(6,316)		$(23,885)

(1) For the year ended December 31, 2012, the Company has reflected $10.2 million of investment income and related compensation expense of $3.4 million within the broker-dealer segment in proportion to that segment's capital.

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
(g)    Economic Income (Loss) excludes goodwill impairment and other reorganization expenses.
For the years ended December 31, 2014, 2013, and 2012, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

24. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution, ATM USA, and Cowen Equity Finance are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method, ATM Execution, ATM USA and Cowen Equity Finance are each required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2014, Cowen and Company had total net capital of approximately $42.9 million, which was approximately$41.9 million in excess of its minimum net capital requirement of $1.0 million. As of December 31, 2014, ATM Execution had total net capital of approximately $3.1 million, which was approximately $2.8 million in excess of its minimum net capital requirement of $250,000. As of December 31, 2014, ATM USA had total net capital of approximately $1.1 million, which was approximately $0.8 million in excess of its minimum net capital requirement of $250,000. As of December 31, 2014, Cowen Equity Finance had total net capital of approximately $14.9 million which was approximately $14.6 million in excess of its minimum net capital requirement of $250,000. In January 2015, ATM USA and Cowen Equity Finance each filed form BDW Uniform Requests for Withdrawal from Broker-Dealer Registration with FINRA which have not yet been approved. Accordingly both broker dealers were still subject to the SEC's Uniform Net Capital Rule 15c3-1 as of December 31, 2014.
Cowen and Company and ATM Execution claim exemption from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule. Similarly, ATM USA and Cowen Equity Finance claim exemption from the provisions of Rule 15c3-3 under (k)(2)(i).
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
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of December 31, 2014, Ramius UK's Financial Resources of $0.32 million exceeded its minimum requirement of $0.11 million by $0.21 million. As of December 31, 2014, CIL's Financial Resources of $3.3 million exceeded its minimum requirement of $2.2 million by $1.1 million.
Cowen and Company (Asia) Limited (“Cowen Asia”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of December 31, 2014, Cowen Asia's Financial Resources of $0.5 million exceeded the minimum requirement of $0.4 million by $0.1 million.
25. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of December 31, 2014 and 2013, $5.1 million and $18.9 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the years ended December 31, 2014, 2013, and 2012, the Company reimbursed the funds it manages $0.7 million, $1.7 million, and $1.5 million, respectively, which were recorded net in management fees and incentive income in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, related amounts still payable were $0.1 million and $1.7 million, respectively, and were reflected in fees payable in the accompanying consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying consolidated statements of financial condition. As of December 31, 2014 and 2013, loans to employees of $6.1 million and $6.0 million, respectively, were included in due from related parties on the accompanying consolidated statements of financial condition. Of these amounts $3.9 million and $3.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $4.4 million, $3.2 million, and $1.9 million, for the years ended December 31, 2014, 2013, and 2012, respectively. This expense is included in employee compensation and benefits in the accompanying consolidated statement of operations. For the years ended December 31, 2014, and 2013, the interest income was insignificant for all loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
In April 2011, the Company entered into a credit agreement with Starboard Value LP (see Note 5), whereby the Company was able to loan up to $3.0 million to Starboard Value LP at an interest rate of LIBOR plus 3.75% (payable quarterly). This loan matured on March 30, 2014 and was fully repaid. As of December 31, 2013, $1.5 million , related to this loan, was included in due from related parties in the accompanying consolidated statement of financial condition. For the years ended December 31, 2014, and 2013, interest charged for this loan was insignificant.
Included in due to related parties is approximately $0.5 million and $0.4 million as of December 31, 2014 and December 31, 2013, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
The Company entered into three real estate loan participation agreements during the first and second quarters of 2014 with related parties amounting to $50.0 million. All principal and interest balances were repaid to the Company as of June 30, 2014. Interest earned on these loans was $0.5 million for the years ended December 31, 2014.
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
In conjunction with the acquisition of Dahlman (See Note 2) the Company has agreed to guarantee loans which were issued to employees of Cowen Securities by a third-party bank prior to the acquisition that closed in March 2013. The value of these loans at December 31, 2014 was $0.2 million.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of December 31, 2014 and December 31, 2013. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
27. Subsequent Events
On February 25, 2015, the Company's Board of Directors approved a $14.7 million increase in the Company's share repurchase program (See Note 20) bringing the total remaining shares available for repurchase to $25 million.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental Financial Information
The following table presents unaudited quarterly results of operations for 2014 and 2013. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.
Cowen Group, Inc.
Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands)
Total revenues	$106,677	$92,902	$107,101	$121,096
Net Income (loss) before income taxes	14,106	13,644	10,670	19,416
Income tax expense (benefit)	79	46	141	(125,210)
Net income (loss) from continuing operations	14,027	13,598	10,529	144,626
Net Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	4,187	5,216	4,006	2,155
Net income (loss) attributable to Cowen Group, Inc. stockholders	$9,840	$8,382	$6,523	$142,471
Earnings (loss) per share:
Basic	$0.09	$0.07	$0.06	$1.26
Diluted	$0.08	$0.07	$0.05	$1.21
Weighted average number of common shares:
Basic	115,680	115,569	114,969	113,492
Diluted	122,898	120,199	118,801	118,222

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands)
Total revenues	$68,329	$81,933	$81,912	$96,345
Net Income (loss) before income taxes	1,095	3,506	8,324	5,372
Income tax expense (benefit)	176	158	(46)	169
Net income (loss) from continuing operations	919	3,348	8,370	5,203
Net Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	3,495	2,255	4,759	2,684
Net income (loss) attributable to Cowen Group, Inc. stockholders	$(2,576)	$1,093	$3,611	$2,519
Earnings (loss) per share:
Basic	$(0.02)	$0.01	$0.03	$0.02
Diluted	$(0.02)	$0.01	$0.03	$0.02
Weighted average number of common shares:
Basic	113,798	117,235	118,359	117,514
Diluted	113,798	120,901	122,708	123,573

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
Date:	February 26, 2015	Title:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. COHEN	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Peter A. Cohen		February 26, 2015

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		February 26, 2015

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	February 26, 2015

/s/ STEVEN KOTLER
Steven Kotler	Director	February 26, 2015

/s/ JEROME S. MARKOWITZ
Jerome S. Markowitz	Director	February 26, 2015

/s/ JACK H. NUSBAUM
Jack H. Nusbaum	Director	February 26, 2015

/s/ JEFFREY M. SOLOMON
Jeffrey M. Solomon	Director	February 26, 2015

/s/ JOSEPH R. WRIGHT
Joseph R. Wright	Director	February 26, 2015

Exhibit No.	Description
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

3.1	Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Amended and Restated By-Laws of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
4.1	Form of Class A Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
4.2	Indenture, dated March 10, 2014 by and between Cowen Group, Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to Form 8-K filed on March 11, 2014).
4.3	First Supplemental Indenture by and between Cowen Group, Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to the Form 10-Q filed May8, 2014).
4.4	Senior Notes Indenture dated October 10, 2014, by and between Cowen Group, Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.1 to Form 8-K filed on October 10, 2014).
4.5	First Supplemental Indenture dated October 10, 2014, by and between Cowen Group, Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.2 to Form 8-K filed on October 10, 2014).
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

10.5	Cowen Group, Inc. 2006 Equity and Incentive Plan (previously filed as Exhibit 10.20 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.6	Cowen Group, Inc. 2007 Equity and Incentive plan (previously filed as Exhibit 10.21 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.7	Form of RSU Award Agreement. (previously filed as Exhibit 10.23 to the Form 10-K filed on March 25, 2010).*
10.8
Cowen Group, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Group, Inc., on Schedule 14A for the year ended December 31, 2009, as filed on April 30, 2010).*

10.9	Form of Equity Award Agreement (previously filed as Exhibit 10.2 to the Form 8-K filed on June 10, 2010).*
10.10
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

10.11	Form of Restricted Stock Unit and Deferred Cash Award Agreement (previously filed as Exhibit 10.18 to the Form 10-K filed on March 9, 2012).*

E- 1

Exhibit No.	Description
10.12	Employment Agreement, dated as of May 31, 2012, by and between Cowen Group, Inc. and Jeffrey Solomon (previously filed as Exhibit 10.1 to the Form 8-K filed June 1, 2012).*
10.13	Employment Agreement, dated as of August 2, 2012, by and between Cowen Group, Inc. and Stephen Lasota (previously filed as Exhibit 10.1 to the Form 8-K filed August 3, 2012).*
10.14	Employment Agreement, dated as of August 2, 2012, by and between Cowen Group, Inc. and Owen Littman (previously filed as Exhibit 10.2 to the Form 8-K filed August 3, 2012).*
10.15	Form of Stock Appreciation Right Award Agreement (previously filed as Exhibit 10.16 to the Form 10-K filed March 7, 2013).*
10.16
Convertible note hedge transaction confirmation, dated as of March 4, 2014, by and between Cowen Group, Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.1 to Form 8-K filed on March 10, 2014).

10.17
Amendment to convertible note hedge transaction, dated as of March 5, 2014, by and between Cowen Group, Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.2 to Form 8-K filed on March 10, 2014)

10.18
Warrant transaction confirmation, dated as of March 4, 2014, by and between Cowen Group, Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.3 to Form 8-K filed on March 10, 2014).

10.19
Additional Warrant transaction confirmation, dated as of March 5, 2014, by and between Cowen Group, Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.4 to Form 8-K filed on March 10, 2014).

10.20	Letter Amendment between Cowen Group, Inc. and Peter Cohen dated June 2, 2014 (previously filed as Exhibit 10.1 to Form 8-K filed on June 4, 2014).*
12.1	Calculation of Ratio of Earnings to Total Fixed Charges (filed herewith).
21.1	Subsidiaries of Cowen Group, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Signifies management contract or compensatory plan or arrangement.

E- 2