Form 10-Q
period 2015-03-31
COWEN GROUP, INC.
filed 2015-05-04
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
As of May 1, 2015 there were 111,402,554 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended March 31, 2015.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2015 and 2014. The Consolidated Financial Statements as of December 31, 2014 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of March 31, 2015	As of December 31, 2014
Assets
Cash and cash equivalents	$94,666	$129,509
Cash collateral pledged	8,923	8,306
Securities owned, at fair value	579,458	792,206
Receivable on derivative contracts, at fair value	56,953	49,877
Securities borrowed	—	676,100
Other investments	157,226	167,464
Receivable from brokers	109,522	84,679
Fees receivable, net of allowance	66,086	46,498
Due from related parties	23,938	26,315
Fixed assets, net of accumulated depreciation and amortization of $27,612 and $25,968, respectively	25,006	26,388
Goodwill	34,906	34,906
Intangible assets, net of accumulated amortization of $26,067 and $25,581, respectively	7,997	8,483
Deferred tax asset, net	124,201	129,400
Other assets	52,454	34,230
Consolidated Funds
Cash and cash equivalents	643	501
Other investments	190,287	189,377
Other assets	687	1,437
Total Assets	$1,532,953	$2,405,676
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$163,492	$207,875
Payable for derivative contracts, at fair value	44,226	41,330
Securities loaned	—	682,493
Payable to brokers	227,919	335,822
Compensation payable	67,062	134,289
Notes payable and other debt	68,253	67,144
Convertible debt	119,999	118,475
Fees payable	21,683	6,331
Due to related parties	398	474
Accounts payable, accrued expenses and other liabilities	43,367	46,606
Consolidated Funds
Capital withdrawals payable	213	864
Accounts payable, accrued expenses and other liabilities	289	222
Total Liabilities	756,901	1,641,925
Commitments and Contingencies (Note 13)
Redeemable non-controlling interests	85,965	86,076
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 136,566,473 shares issued and 111,168,897 outstanding as of March 31, 2015 and 135,198,855 shares issued and 111,691,199 outstanding as of December 31, 2014, respectively (including 424,479 and 424,479 restricted shares, respectively)	1,160	1,160
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	777,994	772,296
(Accumulated deficit) retained earnings	671	(16,027)
Accumulated other comprehensive income (loss)	15	17
Less: Class A common stock held in treasury, at cost, 25,397,576 and 23,507,656 shares, respectively	(89,753)	(79,771)
Total Stockholders' Equity	690,087	677,675
Total Liabilities and Stockholders' Equity	$1,532,953	$2,405,676
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Investment banking	$65,233	$49,562
Brokerage	35,454	32,830
Management fees	10,384	8,924
Incentive income	2,372	2,498
Interest and dividends	3,083	9,252
Reimbursement from affiliates	3,642	1,900
Other revenues	668	555
Consolidated Funds
Interest and dividends	244	486
Other revenues	14	670
Total revenues	121,094	106,677
Expenses
Employee compensation and benefits	95,864	67,561
Floor brokerage and trade execution	5,903	5,655
Interest and dividends	5,779	7,072
Professional, advisory and other fees	5,128	3,601
Service fees	1,886	2,142
Communications	3,642	3,246
Occupancy and equipment	6,828	6,397
Depreciation and amortization	2,138	2,380
Client services and business development	6,470	4,514
Other expenses	4,810	3,158
Consolidated Funds
Interest and dividends	209	110
Professional, advisory and other fees	90	134
Floor brokerage and trade execution	10	2
Other expenses	49	56
Total expenses	138,806	106,028
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	38,991	11,354
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	4,720	2,164
Net realized and unrealized gains (losses) on derivatives	397	(21)
Net gains (losses) on foreign currency transactions	(31)	(40)
Total other income (loss)	44,077	13,457
Income (loss) before income taxes	26,365	14,106
Income tax expense (benefit)	6,947	79
Net income (loss)	19,418	14,027
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	2,720	4,187
Net income (loss) attributable to Cowen Group, Inc. stockholders	$16,698	$9,840
Weighted average common shares outstanding:
Basic	112,053	115,680
Diluted	118,590	122,898
Earnings (loss) per share:
Basic	$0.15	$0.09
Diluted	$0.14	$0.08
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014

Net income (loss)			$19,418			$14,027
Other comprehensive income (loss), net of tax:
Foreign currency translation		(2)			37
Defined benefit pension plan:
Net gain/(loss) arising during the period	—			(92)
Add: amortization of prior service cost included in net periodic pension cost	—	—		—	(92)
Total other comprehensive income, net of tax			(2)			(55)
Comprehensive income (loss)			$19,416			$13,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2014	111,691,199	$1,160	$(79,771)	$772,296	$17	$(16,027)	$677,675	$86,076
Net income (loss)	—	—	—	—	—	16,698	16,698	2,720
Foreign currency translation	—	—	—	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	3,379
Capital withdrawals	—	—	—	—	—	—	—	(6,210)
Restricted stock awards issued	1,367,618	—		—	—	—	—	—
Purchase of treasury stock, at cost	(1,889,920)	—	(9,982)	—	—	—	(9,982)	—
Income tax effect from share based compensation	—	—	—	1,536	—	—	1,536	—
Amortization of share based compensation	—	—	—	4,162	—	—	4,162	—
Balance, March 31, 2015	111,168,897	$1,160	$(89,753)	$777,994	$15	$671	$690,087	$85,965

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2013	115,026,633	$1,160	$(48,084)	$737,341	$592	$(183,243)	$507,766	$85,814
Net income (loss)	—	—	—	—	—	9,840	9,840	4,187
Defined benefit plan	—	—	—	—	(92)	—	(92)	—
Foreign currency translation	—	—	—	—	37	—	37	—
Capital contributions	—	—	—	—	—	—	—	6,007
Capital withdrawals	—	—	—	—	—	—	—	(10,560)
Restricted stock awards issued	1,588,794	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,262,881)	—	(5,331)	—	—	—	(5,331)	—
Warrants issued (see Note 5)	—	—	—	15,218	—	—	15,218	—
Amortization of share based compensation	—	—	—	4,800	—	—	4,800	—
Balance, March 31, 2014	115,352,546	$1,160	$(53,415)	$757,359	$537	$(173,403)	$532,238	$85,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$19,418	$14,027
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,138	2,380
Amortization of debt discount	1,524	311
Tax benefits from share-based payment arrangements	1,536	—
Share-based compensation	4,162	4,800
Deferred tax benefit	3,663	—
Deferred rent obligations	351	179
Net loss on disposal of fixed assets	31	218
Purchases of securities owned, at fair value	(1,026,453)	(1,086,631)
Proceeds from sales of securities owned, at fair value	1,252,567	928,377
Proceeds from sales of securities sold, not yet purchased, at fair value	525,223	367,854
Payments to cover securities sold, not yet purchased, at fair value	(592,564)	(328,177)
Net (gains) losses on securities, derivatives and other investments	(38,661)	(12,171)
Consolidated Funds
Purchases of other investments	(985)	(6,007)
Proceeds from sales of other investments	4,845	17,011
Net realized and unrealized (gains) losses on investments and other transactions	(4,769)	(2,913)
(Increase) decrease in operating assets:
Cash collateral pledged	(617)	(362)
Securities owned, at fair value, held at broker dealer	13,164	(692)
Receivable on derivative contracts, at fair value	(7,076)	(4,290)
Securities borrowed	676,100	(392,165)
Receivable from brokers	(24,843)	10,034
Fees receivable, net of allowance	(19,588)	(12,551)
Due from related parties	2,377	(1,902)
Other assets	(3,274)	(5,308)
Consolidated Funds
Cash and cash equivalents	(142)	223
Other assets	750	4,935
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	16,039	(29,354)
Payable for derivative contracts, at fair value	2,896	6,648
Securities loaned	(682,493)	392,326
Payable to brokers	(107,903)	75,689
Compensation payable	(70,004)	(19,667)
Fees payable	15,352	4,509
Due to related parties	(76)	26
Accounts payable, accrued expenses and other liabilities	(3,438)	3,028
Consolidated Funds
Accounts payable, accrued expenses and other liabilities	67	1,030
Net cash provided by / (used in) operating activities	$(40,683)	$(68,585)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
(continued)	2015	2014
Cash flows from investing activities:
Purchases of other investments	$(5,760)	$(46,528)
Payment to acquire loan held for investment (see Note 20)	(15,000)	—
Cash convertible note economic hedge transaction	—	(35,710)
Proceeds from sales of other investments	35,050	11,603
Purchase of fixed assets	(301)	(4,279)
Net cash provided by / (used in) investing activities	13,989	(74,914)
Cash flows from financing activities:
Securities sold under agreement to repurchase	—	(3,657)
Proceeds from issuance of convertible debt	—	149,500
Deferred debt issuance cost	—	(3,643)
Proceeds from sale of warrant	—	15,218
Borrowings on notes and other debt	2,140	6,217
Repayments on notes and other debt	(1,030)	(1,137)
Tax benefits from share-based payment arrangements	1,536	—
Purchase of treasury stock	(7,205)	(3,411)
Cash paid to acquire net assets (contingent liability payment)	(108)	(76)
Capital withdrawals to redeemable non-controlling interests in operating entities	(4,457)	(3,500)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	3,379	6,007
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(2,404)	(11,174)
Net cash provided by / (used in) financing activities	(8,149)	150,344
Change in cash and cash equivalents	(34,843)	6,845
Cash and cash equivalents at beginning of period	129,509	54,720
Cash and cash equivalents at end of period	$94,666	$61,565

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (see Note 15)	$2,777	$1,919
Cash conversion option (see Note 5)	$—	$35,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, and brokerage (including market-making and sales and trading) through its two business segments: alternative investment and broker-dealer. The Company's alternative investment segment, includes hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, commodity pools, managed futures funds, fund of funds, real estate and healthcare royalty funds. The Company's broker-dealer segment offers research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), clean technology, energy, metals and mining, transportation, chemicals and agriculture sectors.
2. Divestiture
During the fourth quarter of 2014, the Company decided to wind down the securities lending business, Cowen Equity Finance LP ("Cowen Equity Finance"). At that time, the Company recorded impairments of goodwill in the amount of $2.3 million and intangibles of $0.9 million, respectively. The Company also wrote off the remaining balance of the contingent liability due to the sellers of the former entity in the amount of $2.1 million. The Company also recognized certain expenses related to the termination of services. The Company considered the guidance for discontinued operations and determined that winding down the securities lending business did not represent a significant strategic shift in operations and therefore, the Company did not present it as discontinued operations. As of March 31, 2015, this business has been completely liquidated.

3. Significant Accounting Policies
a. Basis of Presentation
These unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to interim financial statements. Results for interim periods should not be considered indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012, included in the Form 10-K of Cowen Group as filed with the SEC on February 26, 2015 and amended on March 30, 2015. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary for a fair presentation of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.
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
Under US GAAP, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates VOEs in which it owns a majority of the entity's voting shares or units. US GAAP also provides that a general partner of a limited partnership (or a managing member, in the case of a limited liability company) is presumed to control the partnership, and thus should consolidate it, unless a simple majority of the limited partners has the right to remove the general partner without cause or to terminate the partnership. In accordance with these standards, the Company presently consolidates two entities deemed to be VOEs for which it acts as the general partner and investment manager.
As of March 31, 2015 and December 31, 2014 and during the three month periods ended March 31, 2015 and March 31, 2014, the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”) and Ramius Merger Fund LLC (the "Merger Fund") (collectively the "Consolidated Funds").
The Company also consolidated four investment companies i) RCG Linkem II LLC, formed to make an investment in a wireless broadband communication provider in Italy, ii) Cowen AV Investment LLC, formed to make an investment in a biotechnology company focused on developing gene therapies for certain medical needs and (during 2014) iii) Ramius Co-Investment I LLC and (iv) Ramius Co-Investment II LLC. Ramius Co-Investment I LLC, an entity that invested in a biomedical company that develops gene therapies for severe genetic disorders, was consolidated as of December 31, 2013 but was deconsolidated during the first quarter of 2014 when Ramius Co-Investment I LLC was liquidated. Ramius Co-Investment II LLC, an entity formed for the same purpose as Ramius Co-Investment I LLC, was consolidated but was liquidated during the quarter ended September 30, 2014. The Company determined that RCG Linkem II, LLC, Ramius Co-Investment I LLC (up until the first quarter of 2014), Ramius Co-Investment II LLC (up until the third quarter of 2014) and Cowen AV Investment LLC (up through the first quarter of 2015 when it was liquidated) are VOE's due to its controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of March 31, 2015 and December 31, 2014, the Company consolidated two VIEs. As of March 31, 2015

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

and December 31, 2014, the total net assets of the consolidated VIEs were $3.9 million and $2.0 million, respectively. The VIEs act as managing members/general partners and/or investment managers to affiliated fund entities which they sponsor and/or manage. The VIEs are financed through their operations and/or loan agreements with the Company.
As of March 31, 2015 and December 31, 2014, the Company holds a variable interest in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) through one of its Consolidated Funds, Enterprise LP and the Company holds a variable interest in Ramius Merger Master Fund Ltd through one of its Consolidated Funds, Merger Fund, (the “Unconsolidated Master Funds”). Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily funds and real estate entities for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate any of these funds or real estate entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services (see Note 5 for additional disclosures on VIEs).
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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, ATM Execution LLC ("ATM Execution"), ATM USA, LLC ("ATM USA") (liquidated during Q1 2015), and Cowen Equity Finance (see Note 2), apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.

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
Securities—Securities with values based on quoted market prices in active markets for identical assets are classified within level 1 of the fair value hierarchy. These securities include active listed equities, certain U.S. government and sovereign obligations, ETF's, mutual funds and certain money market securities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Certain positions for which trading activity may not be readily visible, consisting primarily of convertible debt, corporate debt and loans and restricted equities, are stated at fair value and classified within level 2 of the fair value hierarchy. The estimated fair values assigned by management are determined in good faith and are based on available information considering, trading activity, broker quotes, quotations provided by published pricing services, counterparties and other market participants, and pricing models using quoted inputs, and do not necessarily represent the amounts which might ultimately be realized. As level 2 investments include positions that are not always traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). Exchange-traded derivatives, such as futures contracts and exchange-traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. OTC derivatives, such as swaps and options where market data is not readily available or observable are classified as level 3.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis. In cases where the fair value basis of accounting is elected, any resulting change in fair value is reported in trading revenues. Accrued interest income and expense are recorded in the same manner as under the accrual method. At March 31, 2015 and December 31, 2014, the Company does not have any securities lending transactions for which fair value basis of accounting was elected.
During the fourth quarter of 2014, the Company made a decision to wind down the operations of its securities lending business (see Note 2).

f.	Debt
Long-term debt is carried at the principal amount borrowed net of any discount/premium. The discount is accreted to interest expense using the effective interest method over the remaining life of the underlying debt obligations. Accrued but unpaid coupon interest is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.
g.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition, as of March 31, 2015 and December 31, 2014 is $12.3 million and $13.1 million, respectively.
h.     Recently issued accounting pronouncements
In January 2015, the FASB issued a new accounting pronouncement regarding extraordinary items. The guidance eliminates the concept and presentation requirements for extraordinary items and issuers are no longer required to evaluate and present separately any transaction which is unusual and infrequent. The guidance is effective for reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have any impact on its financial position and results of operations.

In February 2015, the FASB issued an accounting pronouncement which amends and updates its previous guidance regarding consolidation analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance is effective for reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

In April 2015, the FASB issued a new accounting pronouncement simplifying the presentation of debt issuance costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on the Company’s financial position.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In May 2014, the FASB issued guidance which amends and supersedes the revenue recognition requirements and most industry-specific guidance and creates a single source of revenue guidance.  The new guidance outlines the principles an entity must apply to measure and recognize revenue and related cash flows.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain non-financial assets. The guidance is effective for reporting periods beginning after December 15, 2016. In April 2015, the FASB announced a proposal to defer the effective date by one year, with early adoption on the original effective date permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial condition, results of operations and cash flows.

4. Cash Collateral Pledged
As of March 31, 2015 and December 31, 2014, the Company pledged cash collateral in the amount of $8.9 million and $8.3 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco (see Note 14).
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
As of March 31, 2015 and December 31, 2014, securities owned, at fair value consisted of the following:

	As of March 31, 2015	As of December 31, 2014
	(dollars in thousands)
U.S. Government securities (a)	$2,010	$2,010
Preferred stock	20,200	15,070
Common stocks	481,181	597,476
Convertible bonds (b)	879	900
Corporate bonds (c)	55,937	159,557
Warrants and rights	3,064	1,417
Mutual funds	16,187	15,776
	$579,458	$792,206

(a)
As of March 31, 2015, maturities ranged from May 2015 to April 2016 with interest rates ranged between 0% to 5.95%. As of December 31, 2014, maturities ranged from May 2015 to April 2016 with interest rates ranged between 0% to 5.95%.

(b)	As of March 31, 2015, the maturity was July 2015 with an interest rate of 10.00%. As of December 31, 2014, the maturity was February 2015 with an interest rate of 10.00%.

(c)
As of March 31, 2015, maturities ranged from December 2016 to February 2046 and interest rates ranged between 0.0% to 11.50%. As of December 31, 2014, maturities ranged from February 2015 to February 2046 and interest rates ranged between 5.63% to 11.54%.

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
Upon issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (see Note 14), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of March 31, 2015 at $41.6 million and is included in payable for derivative contracts in the accompanying consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $41.6 million as of March 31, 2015 and is included in receivable on derivative contracts in the accompanying consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 28,048,786 shares of the Company's Class A common stock and have an initial exercise price of $7.18 per share. The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of March 31, 2015			As of December 31, 2014
	Number of contracts / Notional Value		Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Commodity Future	$46,123		$173	$3,041	$75
Currency forwards	$138,714		659	$23,961	310
Equity Swap	$30,209		133	$12,904	251
Options other (a)	407,859		54,042	367,441	48,201
Foreign currency options	$82,000	1,040	1,946	$32,200	1,040
			$56,953		$49,877
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of March 31, 2015		As of December 31, 2014
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$8,996	$49	$2,213	$33
Equity and credit default swaps	$17,613	169	$18,352	1,603
Options (a)	18,204	44,008	22,043	39,694
		$44,226		$41,330
(a) Includes index, equity, commodity future and cash conversion options.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the gross and net derivative positions and the related offsetting amount, as of March 31, 2015 and December 31, 2014.

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of March 31, 2015
Receivable on derivative contracts, at fair value	$56,953	$—	$56,953	$—	$4,714	$52,239
Payable for derivative contracts, at fair value	44,226	—	44,226	—	169	44,057

As of December 31, 2014
Receivable on derivative contracts, at fair value	49,877	—	49,877	—	2,588	47,289
Payable for derivative contracts, at fair value	41,330	—	41,330	—	1,603	39,727

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $2.1 million and $(1.8) million for the three months ended March 31, 2015 and 2014, respectively, and are included in other income in the accompanying consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 14) and exchange traded derivatives, the Company is required to post/receive collateral. As of March 31, 2015 and December 31, 2014, collateral consisting of $9.7 million and $4.2 million of cash, respectively, is included in receivable from brokers and payable to brokers on the accompanying consolidated statements of financial condition. As of March 31, 2015 and December 31, 2014 all derivative contracts were with multiple major financial institutions.
Other investments
As of March 31, 2015 and December 31, 2014, other investments included the following:

	As of March 31, 2015	As of December 31, 2014
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$103,156	$103,466
(2) Real estate investments, at fair value	1,947	2,175
(3) Equity method investments	51,762	61,443
(4) Lehman claims, at fair value	361	380
	$157,226	$167,464

(1)	Portfolio Funds, at fair value

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Portfolio Funds, at fair value as of March 31, 2015 and December 31, 2014, included the following:

	As of March 31, 2015	As of December 31, 2014
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$10,939	$11,935
HealthCare Royalty Partners II (a)(*)	7,154	6,648
Orchard Square Partners Credit Fund LP (b)	4,540	11,532
Starboard Value and Opportunity Fund LP (c)(*)	23,255	21,792
Starboard Partners Fund LP (d)(*)	14,551	14,652
Starboard Leaders Fund LP (e)(*)	1,392	1,367
Formation 8 Partners Fund I (f)	14,976	11,283
RCG LV Park Lane LLC (g) (*)	735	642
RCGL 12E13th LLC (h) (*)	685	638
RCG Longview Debt Fund V, L.P. (h) (*)	14,764	12,876
Other private investment (i)	6,515	7,324
Other affiliated funds (j)(*)	3,650	2,777
	$103,156	$103,466
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

(b)	Orchard Square Partners Credit Fund LP has a quarterly redemption policy with a 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

(c)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon 90 days notice.

(d)	Starboard Partners Fund LP permits redemptions on a semi-annual basis on 180 days prior written notice subsequent to an initial two year lock up.

(e)
Starboard Leaders Fund LP does not permit withdrawals, but instead allows terminations with respect to capital commitments upon 30 days prior written notice at any time following the first anniversary of an investors initial capital contribution.

(f)
Formation 8 Partners Fund I is a private equity fund which invests in early stage and growth transformational information and energy technology companies. Distributions will be made when the underlying investments are liquidated.

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
Real estate investments as of March 31, 2015 and December 31, 2014 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $1.9 million and $2.2 million, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(3)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in three of these entities: RCG Longview Debt Fund IV Management, LLC, RCG Longview Debt Fund IV Partners, LLC and RCG Longview Partners II, LLC. The operating agreements that govern the management of day-to-day operations and affairs of each of these three entities stipulate that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these three entities require the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC ("CBOE SE") representing a 7.2% stake in the exchange service provider for which the Company exercises significant influence over through representation on the CBOE Board of Directors, and (c) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist hedge funds and related managed accounts. The Company recorded no impairment charges in relation to its equity method investments for the three months ended March 31, 2015 and 2014.
The Starboard Value entities were formed to provide a full range of investment advisory and management services and act as a general partner, investment advisor and pension advisor or in similar capacity to clients. In accordance with the respective offering documents of the underlying funds, Starboard Value entities are entitled to fixed percentages of management fees and performance fees. The Company holds a minority interest in the Starboard Value entities.
The following table summarizes equity method investments held by the Company:

	As of March 31, 2015	As of December 31, 2014
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$605	$676
RCG Longview Debt Fund V Partners, LLC	3,167	2,684
HealthCare Royalty GP, LLC	892	973
HealthCare Royalty GP II, LLC	1,212	1,125
HealthCare Royalty GP III, LLC	67	62
CBOE Stock Exchange, LLC	527	611
Starboard Value LP	39,880	48,772
RCG Longview Partners, LLC	237	237
RCG Longview Management, LLC	1,174	1,117
RCG Urban American, LLC	121	422
RCG Urban American Management, LLC	379	379
RCG Longview Equity Management, LLC	294	316
Urban American Real Estate Fund II, LLC	1,844	2,329
RCG Kennedy House, LLC	617	509
Other	746	1,231
	$51,762	$61,443
For the period ended March 31, 2015, an equity method investment held by the Company has met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized financial information for this significant investee for the three months ended March 31, 2015 and 2014. The summarized income statement information for the Company's investment in the individually significant investee is as follows:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other equity method investment	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Revenues	$10,127	$1,755
Expenses	—	—
Net realized and unrealized gains (losses)	109	5
Net Income	$10,236	$1,760
As of March 31, 2015 and December 31, 2014, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $14.2 million and $6.5 million for the three months ended March 31, 2015 and 2014, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.

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
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of March 31, 2015 and December 31, 2014, securities sold, not yet purchased, at fair value consisted of the following:

	As of March 31, 2015	As of December 31, 2014
	(dollars in thousands)
Common stocks	$163,432	$207,815
Corporate bonds (a)	60	60
	$163,492	$207,875

(a)	As of March 31, 2015 and December 31, 2014, the maturity was January 2026 with an interest rate of 5.55%.
Securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount, as of December 31, 2014. As of March 31, 2015 this business has been completely liquidated (see Note 2).

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of December 31, 2014
Securities borrowed	676,100	—	676,100	(15,655)	(660,445)	—	—
Securities loaned	682,493	—	682,493	(2,441)	(680,052)	—	—

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.

Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $2.8 billion and $342.2 million as of March 31, 2015 and $2.9 billion and $445.8 million as of December 31, 2014, respectively. In addition, the maximum exposure relating to these variable interest entities as of March 31, 2015 was $197.1 million, and as of December 31, 2014 was $210.3 million, all of which is included in other investments, at fair value in the accompanying consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds as of March 31, 2015 and December 31, 2014.

b.	Consolidated Funds
Other investments, at fair value
As of March 31, 2015 and December 31, 2014 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2015	As of December 31, 2014
	(dollars in thousands)
(1) Portfolio Funds	$189,793	$188,884
(2) Lehman claims	494	493
	$190,287	$189,377

(1)	Investments in Portfolio Funds, at fair value
As of March 31, 2015 and December 31, 2014, investments in Portfolio Funds, at fair value, included the following:

	As of March 31, 2015	As of December 31, 2014
	(dollars in thousands)
Investments of Enterprise LP	$135,688	$138,253
Investments of Merger Fund	54,105	50,631
	$189,793	$188,884
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $135.7 million and $138.3 million in Enterprise Master as of March 31, 2015 and December 31, 2014, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $54.1 million and $50.6 million in Merger Master as of March 31, 2015 and December 31, 2014, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. As of March 31, 2015, Enterprise Master has received distributions totaling approximately $36.2 million in respect of its claim. After giving effect to the distributions received by the Enterprise Master, the remaining Net Equity Claim for Enterprise Master held directly and through its ownership interest in affiliated funds was $0.7 million as of March 31, 2015. Of the $0.7 million current valuation of Enterprise Master's claim, $0.5 million was attributable to Enterprise LP based on its ownership percentage in Enterprise Master at the time of the Administration. The Company expects Enterprise Master to receive additional distributions from LBIE before the end of 2015, but the amount of those distributions remains uncertain. The Company does not expect future distributions to be material.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of March 31, 2015 and December 31, 2014, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were no indirect concentrations that exceed 5% of the Company's equity as of March 31, 2015 or December 31, 2014.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded.The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of March 31, 2015 and December 31, 2014:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Securities owned by Enterprise Master, at fair value

	As of March 31, 2015	As of December 31, 2014
	(dollars in thousands)
Bank debt	$20	$20
Common stock	1,676	1,659
Preferred stock	576	576
Private equity	597	587
Restricted stock	124	124
Rights	2,490	2,802
Trade claims	128	128
	$5,611	$5,896
Receivable on derivative contracts, at fair value, owned by Enterprise Master

	As of March 31, 2015	As of December 31, 2014
Description	(dollars in thousands)
Currency forwards	$29	$64
	$29	$64
Portfolio Funds, owned by Enterprise Master, at fair value

		As of March 31, 2015	As of December 31, 2014
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$9,370	$9,090
RCG Longview II, LP*	Real Estate	752	747
RCG Longview Debt Fund IV, LP*	Real Estate	5,316	5,348
RCG Longview, LP*	Real Estate	40	40
RCG Soundview, LLC*	Real Estate	452	452
RCG Urban American Real Estate Fund, L.P.*	Real Estate	1,161	1,161
RCG International Sarl*	Multi-Strategy	1,079	2,113
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	93,715	92,405
RCG Energy, LLC *	Energy	2,155	2,294
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	11,776	12,057
Other Real Estate Investments (*)	Real Estate	9,174	10,138
		$134,991	$135,846

*	Affiliates of the Company.
Merger Master
Securities owned by Merger Master, at fair value

	As of March 31, 2015	As of December 31, 2014
	(dollars in thousands)
Common stocks	$133,725	$133,510
Corporate bonds (a)	—	3,383
Options	992	541
	$134,717	$137,434

(a)	As of December 31, 2014, maturities ranged from February 2017 to June 2019 and interest rates ranged between 8.50% and 9.75%.
Securities sold, not yet purchased, by Merger Master, at fair value
As of March 31, 2015 and December 31, 2014, Merger Master held common stock, sold not yet purchased, of $28.8 million and $39.9 million, respectively and options, sold not yet purchased, of $0.2 million and $0.2 million, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Receivable on derivative contracts, at fair value, owned by Merger Master

	As of March 31, 2015	As of December 31, 2014
Description	(dollars in thousands)
Equity swaps	$70	$78
	$70	$78
Payable for derivative contracts, at fair value, owned by Merger Master

	As of March 31, 2015	As of December 31, 2014
Description	(dollars in thousands)
Equity swaps	$85	$58
	$85	$58
6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2015 and December 31, 2014:
Operating Entities

	Assets at Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$2,010	$—	$—	$2,010
Preferred stock	720	—	19,480	20,200
Common stocks	478,230	2,540	411	481,181
Convertible bonds	—	—	879	879
Corporate bonds	—	55,937	—	55,937
Warrants and rights	505	—	2,559	3,064
Mutual funds	16,187	—	—	16,187
Receivable on derivative contracts, at fair value
Futures	173	—	—	173
Currency forwards	—	659	—	659
Equity swaps	—	133	—	133
Options	10,424	3,922	41,642	55,988
Other investments
Portfolio Funds	—	38,714	64,442	103,156
Real estate investments	—	—	1,947	1,947
Lehman claim	—	—	361	361
	$508,249	$101,905	$131,721	$741,875

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$163,432	$—	$—	$163,432
Corporate bonds	—	60	—	60
Payable for derivative contracts, at fair value
Futures	49	—	—	49
Equity and credit default swaps	—	169	—	169
Options	2,366	—	41,642	44,008
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (a)	$—	$—	$3,974	$3,974
	$165,847	$229	$45,616	$211,692
(a) In accordance with the terms of a purchase agreement for an acquisition that closed during 2012, the Company is required to pay to the sellers a portion of future net income of the acquired business, if certain revenue targets are achieved through the period ended August 2016. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of March 31, 2015 can range from $0.1 million to $6.1 million.

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Securities owned
US Government securities	$2,010	$—	$—	$2,010
Preferred stock	—	2,553	12,517	15,070
Common stocks	578,934	18,130	412	597,476
Convertible bonds	—	—	900	900
Corporate bonds	—	159,557	—	159,557
Warrants and rights	95	—	1,322	1,417
Mutual funds	15,776	—	—	15,776
Receivable on derivative contracts, at fair value
Futures	75	—	—	75
Currency forwards	—	310	—	310
Equity swaps	—	251	—	251
Options	10,462	1,972	36,807	49,241
Other investments
Portfolio Funds	—	37,195	66,271	103,466
Real estate investments	—	—	2,175	2,175
Lehman claim	—	—	380	380
	$607,352	$219,968	$120,784	$948,104

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$207,815	$—	$—	$207,815
Corporate bonds	—	60	—	60
Payable for derivative contracts, at fair value
Futures	33	—	—	33
Equity and credit default swaps	—	1,603	—	1,603
Options	2,887	—	36,807	39,694
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (a)	—	—	4,083	4,083
	$210,735	$1,663	$40,890	$253,288
(a) In accordance with the terms of a purchase agreement for an acquisitions that closed during 2012, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the period ended August 2016. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts can range from $0.9 million to $7.1 million.
Consolidated Funds' investments

	Assets at Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	$—	$54,105	$135,688	$189,793
Lehman claims	—	—	494	494
	$—	$54,105	$136,182	$190,287

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Other investments
Portfolio Funds	$—	$50,631	$138,253	$188,884
Lehman claims	—	—	493	493
	$—	$50,631	$138,746	$189,377
The following table includes a rollforward of the amounts for the three months ended March 31, 2015 and 2014, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2015
	Balance at December 31, 2014	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2015	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,517	$—	$—	$7,375	$—	$(412)	$19,480	$(412)
Common stocks	412	—	—	—	(3)	2	411	5
Convertible bonds	900	—	—	—	—	(21)	879	(21)
Options, asset	36,807	—	—	—	—	4,835	41,642	4,835
Options, liability	36,807	—	—	—	—	4,835	41,642	4,835
Warrants and Rights	1,322	—	(14)	26	—	1,225	2,559	1,224
Portfolio Funds	66,271	—	—	3,972	(8,350)	2,549	64,442	5,303
Real estate	2,175	—	—	—	(216)	(12)	1,947	(12)
Lehman claim	380	—	—	—	—	(19)	361	(19)
Contingent consideration liability	4,083	—	—	—	(109)	—	3,974	—
Consolidated Funds
Portfolio Funds	138,253	—	—	—	(4,234)	1,669	135,688	1,925
Lehman claim	493	—	—	—	—	1	494	1

	Three Months Ended March 31, 2014
	Balance at December 31, 2013	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2014	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$324	$—	$—	$—	$—	$—	$324	$—
Common stocks	3,559	—	—	—	—	5,724	9,283	5,724
Convertible bonds	1,950	—	—	—	—	—	1,950	—
Options, asset	—	—	—	35,710	—	7,146	42,856	7,146
Options, liability	—	—	—	35,710	—	7,146	42,856	7,146
Warrants and Rights, asset	5,805	—	—	—	(1,328)	(1,209)	3,268	137
Portfolio Funds	51,649	—	—	4,385	(1,242)	3,791	58,583	3,847
Real estate	2,088	—	—	40,000	(27)	222	42,283	222
Lehman claim	378	—	—	—	—	12	390	12
Contingent consideration liability	6,937	—	—	(76)	—	—	6,861	—
Consolidated Funds
Portfolio Funds	155,674	—	—	—	(15,944)	3,329	143,059	3,329
Lehman claim	4,842	—	—	—	(980)	(86)	3,776	(86)

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three months ended March 31, 2015 and 2014, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of March 31, 2015 and December 31, 2014 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2015	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets
Common and preferred stocks	$19,231	Market/transaction multiples and option pricing method	Volatility Market multiples	38% 1x to 6x
Convertible bonds	879	Recovery analysis	Recovery rate	50%
Warrants and rights, net	2,559	Model based	Volatility	20% to 60% (weighted average 41%)
Options	41,642	Option pricing models	Volatility Credit spreads	30% to 40% 500bps - 750 bps
Other level 3 assets (a)	203,592
Total level 3 assets	267,903
Level 3 Liabilities
Options	41,642	Option pricing models	Volatility Credit spreads	30% to 40% 500bps - 750 bps
Contingent consideration	3,974	Discounted cash flows	Projected cash flow and discount rate	9%
Total level 3 liabilities	$45,616

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets
Common and preferred stocks	$12,269	Market multiples and option pricing method	Volatility Market multiples	45% 1x to 6x
Convertible bonds	900	Recovery analysis	Recovery rate	50%
Warrants and rights, net	1,322	Model based	Volatility	20% to 60% (weighted average 34%)
Options	36,807	Option pricing models	Volatility Credit spreads	30% to 40% 500bps - 750 bps
Other level 3 assets (a)	208,232
Total level 3 assets	259,530
Level 3 Liabilities
Options	36,807	Option pricing models	Volatility Credit spreads	30% to 40% 500bps - 750 bps
Contingent consideration	4,083	Discounted cash flows	Projected cash flow and discount rate	9%
Total level 3 liabilities	40,890

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Other financial assets and liabilities measured at fair value
The following table presents the carrying values and estimated fair values, at March 31, 2015 and December 31, 2014, of financial assets and liabilities and information on their classification within the fair value hierarchy which are measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

	March 31, 2015				December 31, 2014				Fair Value Hierarchy
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$94,666		$94,666		$129,509		$129,509		Level 1
Cash collateral pledged	8,923		8,923		8,306		8,306		Level 2
Securities borrowed	—				676,100		660,445		Level 1
Consolidated funds
Cash and cash equivalents	643		643		501		501		Level 1
Financial Liabilities
Securities loaned	—		—		682,493		661,533		Level 1
Convertible debt	119,999	(a)	170,056	(b)	118,475	(a)	160,713	(c)	Level 2
Notes payable and other debt	68,253		72,329		67,144		69,548		Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $29.5 million and $31.0 million as of March 31, 2015 and December 31, 2014.

(b)	The convertible debt include the conversion option and is based on the last broker quote available.
7. Receivables from and Payable to Brokers

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of March 31, 2015 and December 31, 2014, receivable from brokers was $109.5 million and $84.7 million, respectively. Payable to brokers was $227.9 million and $335.8 million as of March 31, 2015 and December 31, 2014, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.
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
No impairment charges for goodwill were recognized during the three months ended March 31, 2015 and 2014, respectively.
9. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of March 31, 2015	As of December 31, 2014
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$8,474	$9,619
Consolidated funds	77,491	76,457
	$85,965	$86,076

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$918	$3,439
Consolidated funds	1,802	748
	$2,720	$4,187
10. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees, consultants and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of March 31, 2015, there were approximately 4.0 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $12.5 million of deferred cash awards to its employees during the three months ended March 31, 2015. These awards vest over a four year period and accrue interest between 0.70% to 0.75% per year. As of March 31, 2015, the Company had unrecognized compensation expense related to deferred cash awards of $42.0 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $4.2 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively. The income tax effect recognized for the Equity Plans was a benefit of $0.1 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.
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
The following table summarizes the Company's stock option activity for the three months ended March 31, 2015:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2014	216,672	$5.65	1.60	$87
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Balance outstanding at March 31, 2015	216,672	$5.65	1.35	$129
Options exercisable at March 31, 2015	216,672	$5.65	1.35	$—

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)	Based on the Company's closing stock price of $5.20 on March 31, 2015 and $4.80 on December 31, 2014.
As of March 31, 2015, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
The following table summarizes the Company's SAR's for the three months ended March 31, 2015:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2014	400,000	$2.90	3.21	913
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at March 31, 2015	400,000	$2.90	2.96	$1,055
SAR's exercisable at March 31, 2015	—	$—	0	$—

(1)	Based on the Company's closing stock price of $5.20 on March 31, 2015 and $4.80 on December 31, 2014.
As of March 31, 2015 and December 31, 2014, the unrecognized compensation expense related to the Company's grant of SAR's was $0.2 million and $0.2 million, respectively.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the three months ended March 31, 2015:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2014	17,654,582	$3.70
Granted	5,635,310	4.77
Vested	(1,729,896)	2.97
Canceled	—	—
Forfeited	(560,955)	3.04
Balance outstanding at March 31, 2015 (1)	20,999,041	$4.07
(1) Performance linked restricted stock units of 1,925,750 were awarded to employees of the Company in December 2013 and January 2014. Of the awards granted, 281,250 have been forfeited through March 31, 2015. The remaining awards, included in the outstanding balance as of March 31, 2015, will vest on June 10, 2019 and will be earned only to the extent that the Company attains specified performance goals relating to its volume-weighted average share price and the aggregate net income for the years from 2014 to 2018. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 100% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of March 31, 2015, there was $65.3 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.93 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were no restricted stock units awarded during the three months ended March 31, 2015. As of March 31, 2015 there were 424,479 restricted stock units outstanding.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Defined Benefit Plan
On December 1, 2005, the Company adopted a defined benefit plan ("Cash Balance Plan") to provide retirement income to all eligible employees of the Company and its subsidiaries in accordance with the terms and conditions in the Cash Balance Plan. As previously stated, the Company made the decision to terminate the Cash Balance Plan effective December 31, 2013. On May 12, 2014 Cowen received a favorable determination letter from the IRS approving the termination of the Cash Balance Plan.  Subsequently, steps were taken to process the distributions based on participant distribution elections by December 15, 2014 and the Company will file a final Form 5500 for the Plan Year 2014.
The amounts contained in the following table relate to the Company's defined benefit plan(s) for the three months ended March 31, 2014:

Three Months Ended March 31,
2014

Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—
Interest cost	33
Expected return on plan assets	(66)
Amortization of loss / (gain)	—
Amortization of prior service cost	—
Effect of settlement	—
Net periodic benefit cost	$(33)
12. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand‑alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries with tax filing obligations are United Kingdom, Luxembourg, Gibralter and Hong Kong.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company’s effective income tax rate was 26.35% and (0.56)% for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, the unusual or infrequent item whose tax impact was recorded discretely primarily related to state taxes, the impact of change in tax legislation in New York and the tax provisions of the Company’s foreign subsidiaries.
For the three months ended March 31, 2015 and 2014, the effective tax rate differs from the statutory rate of 35% primarily due to a change in the Company's state taxes, stock compensation and other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2015, the Company recorded no valuation allowance against its federal and state net deferred tax assets and a full valuation allowance against its foreign net deferred tax assets.
The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. Currently, the Company is under audit by New York State for the 2009 to 2012 tax years. Management is not expecting a material tax liability to result from this audit.

The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $0.1 million and $1.1 million as of March 31, 2015 and December 31, 2014, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.01 million and $0.2 million, respectively.
13. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $4.4 million and $4.2 million, for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2015	$2,052	$10,583	$13,705
2016	2,437	9,000	16,688
2017	2,245	4,672	13,271
2018	2,198	3,958	13,003
2019	813	1,375	12,460
Thereafter	—	—	40,970
	$9,745	$29,588	$110,097

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 14 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.5 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate fund's with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both March 31, 2015 and December 31, 2014, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of March 31, 2015, the Company had unfunded commitments of $9.9 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through March 31, 2015, the Company has funded $35.7 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of March 31, 2015, has funded $0.9 million towards this commitment. As of March 31, 2015, the Company has an unfunded commitment to Formation 8 Partners Fund I LP of $1.4 million. The remaining capital commitment is expected to be called over a one year period.
Litigation

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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the quarter ended March 31, 2015. These items should be read together with the Company's discussion in Note 18 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Part IV and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company intends to vigorously defend against this lawsuit. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint. On March 23, 2015, the parties attended a further mediation by telephonic conference before the federal Magistrate Judge. Subsequent to the March 23, 2015 telephonic conference, the case was referred back to District Court Judge for further adjudication. On April 15, 2015, the parties attended an initial conference with the District Court Judge for the purpose of setting a schedule for the case. The case is in its preliminary stages therefore the Company cannot predict the outcome at this time but does not currently expect this case to have a material effect on its financial position but it could have a material effect on the Company’s results of operations in a future period.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Convertible Debt and Notes Payable
As of March 31, 2015 and December 31, 2014, the Company's outstanding debt was as follows:

	As of March 31, 2015	As of December 31, 2014
	(dollars in thousands)
Convertible debt	$119,999	$118,475
Note Payable	63,250	63,250
Other Note payable	1,415	—
Capital lease obligations	3,588	3,894
	$188,252	$185,619
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
The Company recorded interest expense related to the coupon of $1.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount for the three months ended March 31, 2015 and 2014, respectively, included within interest expense in the accompanying consolidated statements of operations is $1.5 million and $0.3 million based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of March 31, 2015, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
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
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense related to the coupon of $1.3 million for the three months ended March 31, 2015. The Company capitalized debt issuance costs of approximately $2.9 million which are included in other assets in the accompanying consolidated statements of financial condition and will be amortized over the life of the 2021 Notes. As of March 31, 2015, the Company is in compliance with all covenants included in the indenture governing the 2021 Notes. The Company intends to use the proceeds from the offering of the 2021 Notes to pursue direct investment and financing opportunities, to continue expanding its existing businesses and for other general corporate purposes.
Other Note Payable
During January 2015, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.33% and is due on December 1, 2015, with monthly payment requirements of $0.2 million. As of March 31, 2015, the outstanding balance on this note payable was $1.4 million. Interest expense for the three months ended March 31, 2015 was insignificant.
During January 2014, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.55% and was due on December 1, 2014, with monthly payment requirements of $0.2 million. As of

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2014, the outstanding balance on this note payable was fully repaid. Interest expense for the three months ended March 31, 2014 was insignificant.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amount to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of March 31, 2015, the remaining balance on these capital leases was $3.6 million. Interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of March 31, 2015, is as follows:

	Convertible Debt	Note Payable	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2015	$2,242	$3,914	$1,425	$987
2016	4,485	5,218	—	1,025
2017	4,485	5,218	—	938
2018	4,485	5,218	—	938
2019	151,743	5,218	—	78
Thereafter	—	73,686	—	—
Subtotal	167,440	98,472	1,425	3,966
Less: Amount representing interest (a)	(47,441)	(35,222)	(10)	(378)
Total	$119,999	$63,250	$1,415	$3,588

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Letters of Credit
As of March 31, 2015, the Company has the following seven irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 2015
Boston	$382	March 2016
New York	$794	August 2015
New York	$3,935	December 2015
New York	$1,000	February 2016
New York	$1,861	June 2015
New York	$127	September 2015
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2015 and December 31, 2014, there were no amounts due related to these letters of credit.

15. Treasury Stock
Treasury stock of $89.8 million as of March 31, 2015, compared to $79.8 million as of December 31, 2014, resulted from $2.8 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions and $7.2 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the three months ended March 31, 2015:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2014	23,507,656	$79,771	$3.39
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	529,905	2,777	5.24
Treasury stock reissued	—	—	—
Purchase of treasury stock	1,360,015	7,205	5.30
Balance outstanding at March 31, 2015	25,397,576	$89,753	$3.53
16. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments and net gain (loss) and amortization of prior service costs related to the Company's defined benefit plans.

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2014	17	—	17
Net change	(2)	—	(2)
Balance at March 31, 2015	$15	$—	$15

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2013	$248	$344	$592
Net change	37	(92)	(55)
Balance at March 31, 2014	$285	$252	$537
(a) During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

17. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's stockholders by the weighted average number of common shares outstanding for the period. As of March 31, 2015, there were 111,168,897 shares outstanding. The Company has included 424,479 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants, unexercised stock options, unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options and warrants were not included in the computation of diluted net income (loss) per common share for the three months ended March 31, 2015 and 2014, respectively, as their inclusion would have been anti-dilutive.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands, except per share data)
Net income (loss)	$19,418	$14,027
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	2,720	4,187
Net income (loss) attributable to Cowen Group, Inc. stockholders	$16,698	$9,840

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	112,053	115,680
Warrants	—	—
Stock options	—	—
Performance based restricted stock	411	—
Stock appreciation rights	119	54
Restricted stock	6,007	7,164
Weighted average shares used in diluted computation	118,590	122,898
Earnings (loss) per share:
Basic	$0.15	$0.09
Diluted	$0.14	$0.08
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$65,233	$65,233	$—	$—		$65,233
Brokerage	18	35,505	35,523	—	(69)	(e)	35,454
Management fees	16,607	—	16,607	(238)	(5,985)	(a)	10,384
Incentive income	15,363	—	15,363	(183)	(12,808)	(a)	2,372
Investment income	21,830	7,050	28,880	—	(28,880)	(c)	—
Interest and dividends	—	—	—	—	3,083	(c)(e)	3,083
Reimbursement from affiliates	—	—	—	(85)	3,727	(f)	3,642
Other revenue	21	48	69	—	599	(c)	668
Consolidated Funds revenues	—	—	—	258	—		258
Total revenues	53,839	107,836	161,675	(248)	(40,333)		121,094
Expenses
Non interest expense	34,834	96,329	131,163	—	1,506	(c)(d)	132,669
Interest and dividends	3,044	978	4,022	—	1,757	(c)(e)	5,779
Consolidated Funds expenses	—	—	—	358	—		358
Total expenses	37,878	97,307	135,185	358	3,263		138,806
Total other income (loss)	—	—	—	2,407	41,670	(c)	44,077
Income taxes expense / (benefit)	—	—	—	—	6,947	(b)	6,947
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,845)	—	(2,845)	(1,801)	1,926		(2,720)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$13,116	$10,529	$23,645	$—	$(6,947)		$16,698

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2014
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$49,562	$49,562	$—	$—		$49,562
Brokerage	—	34,349	34,349	—	(1,519)	(e)	32,830
Management fees	14,089	—	14,089	(234)	(4,931)	(a)	8,924
Incentive income	4,594	—	4,594	—	(2,096)	(a)	2,498
Investment income	8,328	(156)	8,172	—	(8,172)	(c)	—
Interest and dividends	—	—	—	—	9,252	(c)(e)	9,252
Reimbursement from affiliates	—	—	—	(80)	1,980	(f)	1,900
Other revenue	(43)	(102)	(145)	—	700	(c)	555
Consolidated Funds revenues	—	—	—	1,156	—		1,156
Total revenues	26,968	83,653	110,621	842	(4,786)		106,677
Expenses
Non interest expense	21,172	76,179	97,351	—	1,303	(c)(d)	98,654
Interest and dividends	609	34	643	—	6,429	(c)(e)	7,072
Consolidated Funds expenses	—	—	—	302	—		302
Total expenses	21,781	76,213	97,994	302	7,732		106,028
Total other income (loss)	—	—	—	207	13,250	(c)	13,457
Income taxes expense / (benefit)	—	—	—	—	79	(b)	79
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,625)	—	(2,625)	(747)	(815)		(4,187)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$2,562	$7,440	$10,002	$—	$(162)		$9,840

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
(c)     Economic Income (Loss) recognizes Company income from proprietary trading (including interest and dividends) net of related expenses.
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
For the three months ended March 31, 2015 and 2014, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

19. Regulatory Requirements
As registered broker-dealers, Cowen and Company and ATM Execution are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution is required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2015, Cowen and Company had total net capital of approximately $65.5 million, which was approximately $64.5 million in excess of its minimum net capital requirement of $1.0 million. As of March 31, 2015, ATM Execution had total net capital of approximately $3.3 million, which was approximately $3.1 million in excess of its minimum net capital requirement of $250,000. In January 2015, ATM USA and Cowen Equity Finance each filed form BDW Uniform Requests for Withdrawal from Broker-Dealer Registration with FINRA which have been approved. Accordingly both broker dealers were not subject to the SEC's Uniform Net Capital Rule 15c3-1 as of March 31, 2015.
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
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of March 31, 2015, Ramius UK's Financial Resources of $0.30 million exceeded its minimum requirement of $0.05 million by $0.25 million. As of March 31, 2015, CIL's Financial Resources of $3.2 million exceeded its minimum requirement of $1.9 million by $1.3 million.
Cowen and Company (Asia) Limited (“Cowen Asia”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of March 31, 2015, Cowen Asia's Financial Resources of $0.5 million exceeded the minimum requirement of $0.4 million by $0.1 million.
20. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of March 31, 2015 and December 31, 2014, $7.4 million and $5.1 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. The Company reimbursed the funds it manages an insignificant amount for the three months ended March 31, 2015 and $0.5 million for the three months ended March 31, 2014 which were recorded net in management fees and incentive income in the accompanying consolidated statements of operations. As of March 31, 2015 and December 31, 2014, related amounts still payable were $0.1 million and $0.1 million, respectively, and were reflected in fees payable in the accompanying consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying consolidated statements of financial condition. As of March 31, 2015 and December 31, 2014, loans to employees of $4.7 million and $6.1 million, respectively, were included in due from related parties on the accompanying consolidated statements of financial condition. Of these amounts $2.7 million and $3.9 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $1.3 million and $0.8 million, for the three months ended March 31, 2015 and 2014, respectively. This expense is included in employee compensation and benefits in the accompanying consolidated

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

statement of operations. For the three months ended March 31, 2015, and 2014, the interest income was insignificant for all loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Included in due to related parties is approximately $0.4 million and $0.5 million as of March 31, 2015 and December 31, 2014, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
During March 2015, the Company issued a $15.0 million unsecured loan to its real estate business with maturity of June 29, 2015 and an effective annualized interest rate of 8.8%. This balance is included in other assets in the accompanying consolidated statements of financial condition. The interest expense for the three months ended March 31, 2015 was insignificant.

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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of March 31, 2015 and December 31, 2014. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         This discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled “Risk Factors” in Item 1A of our 2014 Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Group, Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
Overview
Cowen Group, Inc. (the "Company") is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen", "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, and brokerage (including market-making and sales and trading services) through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, commodity pools, managed futures funds, fund of funds, real estate and healthcare royalty funds. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including activism, healthcare royalties, customized solutions, real estate, managed futures, event driven equity, and global macro. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $12.8 billion of assets under management as of April 1, 2015.
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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of March 31, 2015, we had investments in Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP ("COIL"), Cowen Investments LLC ("Cowen Investments"), Starboard entities, and other investments. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and Cowen Investments are wholly owned entities managed by the Company which is used solely for the firm's invested capital.

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

Recent Developments
On April 13, 2015, Cowen Group, Inc. announced that its Board of Directors has appointed Douglas A. Rediker as an independent director of the Company.
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

•
Underwriting fees. The Company earns underwriting fees in securities offerings in which the Company acts as an underwriter, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible security offerings. Underwriting fees include management fees, selling concessions and other underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting process have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of securities from the issuer; and (iii) the Company has been informed of the number of securities that it has been allotted.
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

•
Principal Transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity securities, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included. In certain cases, the Company provides liquidity to clients by buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

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

Assets Under Management and Fund Performance
Assets Under Management
Assets under management refer to all of our alternative investment products, solutions and services including hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, commodity pools, managed futures funds, fund of funds, real estate and healthcare royalty funds. Assets under management also include the fair value of assets we manage pursuant to separately managed accounts, collateralized debt obligations for which we are the collateral manager, and, as indicated in the footnotes to the table below, proprietary assets which the Company has invested in these products. Also, as indicated, assets under management for certain products represent committed capital and certain products where the Company owns a portion of the general partners.

As of April 1, 2015, the Company had assets under management of $12.8 billion, a 2.9% increase as compared to assets under management of $12.5 billion as of January 1, 2015. The $0.4 billion increase in assets under management during the three months ended March 31, 2015 primarily resulted from $0.2 billion in the alternative solutions products and $0.2 billion related to the healthcare royalty products.
The following table is a breakout of total assets under management by platform as of April 1, 2015 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (i) (o)	Alternative Solutions (a) (c) (j)	Ramius Trading Strategies (d) (k)	Real Estate (a) (l)	Healthcare Royalty Partners (e) (f) (m)	Other (n)	Total
	(dollars in millions)
January 1, 2013	2,349	2,465	146	1,533	1,473	105	8,071
Subscriptions	819	1,450	—	222	50	—	2,541
Redemptions	(368)	(792)	(53)	(116)	—	(38)	(1,367)
Performance (g)	368	(187)	1	—	—	—	182
Net Return (h)	15.67%	(7.59)%	0.68%	—%	—%	—%	2.25%
January 1, 2014	3,168	2,936	94	1,639	1,523	67	9,427
Subscriptions	1,132	1,326	35	249	1,059	—	3,801
Redemptions	(935)	(272)	—	(181)	—	(19)	(1,407)
Performance (g)	853	(206)	18	—	—	—	665
Net Return (h)	26.93%	(7.02)%	19.15%	—%	—%	—%	7.05%
January 1, 2015	4,218	3,784	147	1,707	2,582	48	12,486
Subscriptions	179	192	10	60	—	—	441
Redemptions	(20)	(55)	—	—	(17)	(3)	(95)
Performance (g)	105	(99)	10	—	—	—	16
Net Return (h)	2.49%	(2.62)%	6.80%	—%	—%	—%	0.13%
April 1, 2015	$4,482	$3,822	$167	$1,767	$2,565	$45	$12,848

(a)
The Company owns between 20% and 55% of the general partners or managing members of the real estate business, the activist business, the long/short credit business (as of July 2013) (the single strategy hedge funds) and the alternative solutions business (as of September 2013).

(b)
These amounts include the Ramius Event Driven Equity Fund and the Company's invested capital of approximately $170.3 million, $172.2 million and $155.6 million as of April 1, 2015, January 1, 2015 and January 1, 2014, respectively.

(c)	These amounts include the Company's invested capital of approximately $2.5 million as of January 1, 2013 and none in subsequent years.

(d)
These amounts include Ramius Trading Strategies Managed Futures Fund and the Company's invested capital of approximately $19.4 million as of January 1, 2013. RTS Global 3X was liquidated on March 31, 2013, therefore, the notional amount of the Company's investment in RTS Global 3X Fund LP is only included in the Company's assets under management as of January 1, 2013 and prior years.

(e)	These amounts include the Company's invested capital of approximately $20.3 million, $20.7 million and $16.4 million as of April 1, 2015, January 1, 2015 and January 1, 2014, respectively.

(f)	This amount reflects committed capital.

(g)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(h)	Net returns are calculated on the platform as a whole. Net return of individual funds will vary based on the timing and strategy the respective funds.

(i)
The Company’s actively marketed hedge fund products have varying liquidity terms typically ranging from daily to quarterly liquidity with less liquidity applying to certain co-investment vehicles. In 2010, the Company suspended redemption rights with respect to certain hedge funds that are being wound down. The hedge funds that have suspended redemption rights represent approximately 7.79% of the total hedge fund assets under management.

(j)
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

(k)	The Ramius Trading Strategies products offer investors daily liquidity.

(l)	The real estate business does not provide investors with redemption rights. Investors receive distributions upon dispositions of the underlying real estate investments.

(m)	The Healthcare Royalty funds do not provide investors with redemption rights. Investors receive distributions upon realizations of the funds’ investments.

(n)	The collateralized debt obligations managed by the Company is an amortizing pool of assets with cash returned to investors in periodic distributions as it becomes available.

(o)	Due to the sale of its interest in Orchard Square Partners, effective December 31, 2014, redemptions during the 2014 year include $420.8 million of assets under management related to this business.
Fund Performance
For the quarter ended March 31, 2015, the Company's hedge fund vehicles had mostly positive results relative to their respective benchmarks. Following a strong performance in 2014, the activist strategy had positive results in the quarter, while slightly lagging the Russell 2000 Index. Given the significant amount of assets invested in this strategy, the performance of the activist strategy will continue to have a meaningful effect on the Company’s financial results. The merger arbitrage fund also had positive results for 2014 and continues to perform very well on both a relative and absolute basis compared to HFRX merger arbitrage and event-driven indices. The strategy assets, however, have not yet reached the scale necessary to be a significant economic contributor to our overall business.
The liquid alternative mutual funds (offering exposure to hedge fund alpha, multi-manager managed futures access, a long volatility strategy and an event-driven equity fund) had mixed results for the first quarter. These funds still have relatively modest amounts of invested assets, which means the performance of these funds does not have a significant impact on the Company’s results of operations. The hedge fund alpha vehicle’s results were positive but lagged its representative, investable HFR Equity Hedge index, in part due to an ongoing hedge which strips away the effects of market beta, which were positive last year and again in the first quarter of 2015. The strategic volatility fund lagged its benchmark in another period of modest equity volatility without any major trends. The event-driven equity fund had positive performance for the quarter and exceeded its benchmark index. The managed futures fund again had substantially positive results, taking advantage of an environment that now presents multiple opportunities to managers; the fund also outperformed its benchmark CTA index. As noted last quarter, the Company has announced the engagement of State Street Global Advisors (“State Street”) as sub-advisor to the managed futures fund, which was re-named the State Street/Ramius Managed Futures Strategy Fund. We continue to believe this partnership will help grow the assets invested in the managed futures fund, which was already the largest of our liquid alternative mutual funds.
The Company’s alternative solutions business contributed both management fees and incentive income in the quarter. The solutions business is based on institutional customized accounts and, as a result, performance varies depending on the underlying objectives of each account. The solutions business once again performed satisfactorily in its specialized assignments. The internally managed multi-strategy funds maintained their focus on capital preservation, while continuing to execute opportunistic transactions linked to certain assets. Additional distributions were made to investors during the period as well. In terms of longer-dated investment vehicles in real estate, certain of the real estate debt funds were marginally negative for the quarter, while others were slightly positive. Certain of the real estate funds are in the process of returning capital to investors. In another longer-term alternative asset class, our health care royalty strategy raised a substantial amount of capital in 2014 and continues to produce management fees and make progress towards reaching the hurdles above which it will generate incentive fees.
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
As of March 31, 2015, the Company's invested capital amounted to a net value of $614.1 million (supporting a long market value of $911.8 million), representing approximately 89% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of March 31, 2015. The net values presented in the table below do not tie to Cowen Group's consolidated statement of financial condition as of March 31, 2015 because they are included in various line items of the accompanying consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$429.4	62%
Merchant Banking	139.6	20%
Real Estate	45.1	7%
Total	614.1	89%
Stockholders' Equity	$690.1	100%
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
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

	Consolidated Statements of Operations
	Three Months Ended March 31,		Period to Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$65,233	$49,562	$15,671	32%
Brokerage	35,454	32,830	2,624	8%
Management fees	10,384	8,924	1,460	16%
Incentive income	2,372	2,498	(126)	(5)%
Interest and dividends	3,083	9,252	(6,169)	(67)%
Reimbursement from affiliates	3,642	1,900	1,742	92%
Other revenues	668	555	113	20%
Consolidated Funds revenues	258	1,156	(898)	(78)%
Total revenues	121,094	106,677	14,417	14%
Expenses
Employee compensation and benefits	95,864	67,561	28,303	42%
Interest and dividends	5,779	7,072	(1,293)	(18)%
General, administrative and other expenses	36,805	31,093	5,712	18%
Consolidated Funds expenses	358	302	56	19%
Total expenses	138,806	106,028	32,778	31%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	38,991	11,354	27,637	243%
Consolidated Funds net gains (losses)	5,086	2,103	2,983	142%
Total other income (loss)	44,077	13,457	30,620	228%
Income (loss) before income taxes	26,365	14,106	12,259	87%
Income taxes expense (benefit)	6,947	79	6,868	NM
Net income (loss)	19,418	14,027	5,391	38%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	2,720	4,187	(1,467)	(35)%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$16,698	$9,840	$6,858	70%
Revenues

Investment Banking
Investment banking revenues increased $15.6 million to $65.2 million for the three months ended March 31, 2015 compared with $49.6 million in the prior year period. During the three months ended March 31, 2015, the Company completed 47 underwriting transactions, two strategic advisory transactions and one debt capital market transactions. During the three months ended March 31, 2014, the Company completed 41 underwriting transactions, three strategic advisory transactions and three debt capital market transactions. The average underwriting fee per transaction was 16.3% greater in the first quarter of 2015 as compared to the prior period.
Brokerage
Brokerage revenues increased $2.7 million to $35.5 million for the three months ended March 31, 2015 compared with $32.8 million in the prior year period. This was attributable to higher commission revenue due to an increase in customer trading volume in our options businesses as well as an increase in electronic trading revenues offset by a decrease in average cost per share rate on cash equities and the discontinuation of our securities lending business. Customer trading volumes across the industry (according to Bloomberg) increased 3% for the three months ended March 31, 2015 compared to the prior year period.
Management Fees
Management fees increased $1.5 million to $10.4 million for the three months ended March 31, 2015 compared with $8.9 million in the prior year period. This increase is primarily related to an increase in fees from the healthcare royalty business.

Incentive Income
Incentive income decreased $0.1 million to $2.4 million for the three months ended March 31, 2015, compared with $2.5 million in the prior year period. This decrease was related to a decrease in performance fees from the long/short credit business which was sold in the fourth quarter of 2014 partially offset by an increase in performance fees from the alternative solutions business.
Interest and Dividends
Interest and dividends decreased $6.2 million to $3.1 million for the three months ended March 31, 2015 compared with $9.3 million in the prior year period. This decrease was attributable to the completion of the wind down of our securities lending business during the first quarter of 2015.
Reimbursements from Affiliates
Reimbursements from affiliates increased $1.7 million to $3.6 million for the three months ended March 31, 2015 compared with $1.9 million in the prior year period. The increase is primarily related to an increase in reimbursements from the activist business.
Other Revenues
Other revenues increased $0.1 million to $0.7 million for the three months ended March 31, 2015 compared with $0.6 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.9 million to $0.3 million for the three months ended March 31, 2015 compared with $1.2 million in the prior year period. This decrease is primarily attributable to the wind down of one of our previously consolidated funds.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $28.3 million to $95.9 million for the three months ended March 31, 2015 compared with $67.6 million in the prior year period. The increase is primarily due to $14.4 million higher total revenues and $30.6 million higher other income (loss) during 2015 as compared to 2014, resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The Company's head count increased 3.9%. The compensation to revenue ratio, based on total revenues only, was 79% for the three months ended March 31, 2015, compared with 63% in the prior year period. The compensation to revenue ratio, including other income (loss), was 58% for the three months ended March 31, 2015, compared with 56% in the prior year period.
Interest and Dividends
Interest and dividend expenses decreased $1.3 million to $5.8 million for the three months ended March 31, 2015 compared with $7.1 million in the prior year period. This decrease was attributable to the completion of the wind down of our securities lending business during the first quarter of 2015 offset partially by an increase related to the convertible debt and other notes payable issued during the first and fourth quarter of 2014.
General, Administrative and Other Expenses
General, administrative and other expenses increased $5.7 million to $36.8 million for the three months ended March 31, 2015 compared with $31.1 million in the prior year period. This was primarily due to higher legal and other professional fees and an increase in client services and business development, which are variable expenses, related to higher revenues.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.1 million to $0.4 million for the three months ended March 31, 2015 compared with $0.3 million in the prior year period.
Other Income (Loss)
Other income (loss) increased $30.6 million to $44.1 million for the three months ended March 31, 2015 compared with $13.5 million in the prior year period. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including activist and increases in performance in our equity investments.  The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $6.8 million to $6.9 million for the three months ended March 31, 2015 from a tax expense of $0.1 million in the prior year period. This increase is primarily attributable to the release, in 2014, of the Company’s valuation allowance that was previously recorded against the Company’s US federal and state deferred tax assets.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased $1.5 million to $2.7 million for the three months ended March 31, 2015 compared with $4.2 million in the prior year period. The decrease was primarily the result of selling our long/short credit business during the fourth quarter of 2014 and a decrease in performance of two of our consolidated investment companies partially offset by an increase in the healthcare royalty and alternative solutions businesses. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Segment Analysis and Economic Income (Loss)
Segments
The Company conducts its operations through two segments: an alternative investment segment and a broker-dealer segment. The Company's alternative investment segment currently includes its hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, commodity pools, managed futures funds, fund of funds, real estate and healthcare royalty funds. The Company's broker-dealer segment offers research, brokerage and investment banking services to companies and institutional investor clients.
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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic

Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 18 to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q.
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds, (ii) excludes certain acquisition-related and/or reorganization expenses, and (iii) excludes goodwill and intangible impairment. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

	Economic Income (Loss)
	Three Months Ended March 31,
	2015			2014			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$65,233	$65,233	$—	$49,562	$49,562	$15,671	32%
Brokerage	18	35,505	35,523	—	34,349	34,349	1,174	3%
Management fees	16,607	—	16,607	14,089	—	14,089	2,518	18%
Incentive income (loss)	15,363	—	15,363	4,594	—	4,594	10,769	234%
Investment income (loss)	21,830	7,050	28,880	8,328	(156)	8,172	20,708	253%
Other income (loss)	21	48	69	(43)	(102)	(145)	214	(148)%
Total economic income revenues	53,839	107,836	161,675	26,968	83,653	110,621	51,054	46%
Non-interest expenses	34,834	96,329	131,163	21,172	76,179	97,351	33,812	35%
Interest expense	3,044	978	4,022	609	34	643	3,379	526%
Non-controlling interest	(2,845)	—	(2,845)	(2,625)	—	(2,625)	(220)	8%
Economic income (loss)	$13,116	$10,529	$23,645	$2,562	$7,440	$10,002	$13,643	136%

Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $161.7 million for the three months ended March 31, 2015, an increase of $51.1 million compared to Economic Income (Loss) revenues of $110.6 million in the prior year period. The increase was across all parts of the Company's business lines. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $53.8 million for the three months ended March 31, 2015, an increase of $26.8 million compared to Economic Income (Loss) revenues of $27.0 million in the prior year period.
Management Fees.    Management fees for the segment increased $2.5 million to $16.6 million for the three months ended March 31, 2015 compared with $14.1 million in the prior year period. This increase was primarily related to an increase in management fees for the activist and healthcare royalty businesses.
Incentive Income (Loss).    Incentive income for the segment increased $10.8 million to $15.4 million for the three months ended March 31, 2015 compared with $4.6 million in the prior year period. This increase was primarily related to an increase in performance fees from the activist and alternative solutions businesses partially offset by a decrease in performance fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Investment Income (Loss).    Investment income for the segment increased $13.5 million to $21.8 million for the three months ended March 31, 2015 compared with $8.3 million in the prior year period. The increase primarily relates to an increase in the Company's own invested capital driven by increases in performance in certain investment strategies including activist and increases in performance in our equity investments.
Other Income (Loss).    Other income (loss) for the segment remained fairly flat at $0.1 million for the three months ended March 31, 2015 and the prior year period.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $107.8 million for the three months ended March 31, 2015, an increase of $24.1 million compared with Economic Income (Loss) revenues of $83.7 million in the prior year.
Investment Banking.    Investment banking revenues increased $15.6 million to $65.2 million for the three months ended March 31, 2015 compared with $49.6 million in the prior year period. During the three months ended March 31, 2015, the

Company completed 47 underwriting transactions, two strategic advisory transactions and one debt capital market transactions. During the three months ended March 31, 2014, the Company completed 41 underwriting transactions, three strategic advisory transactions and three debt capital market transactions. The average underwriting fee per transaction was 16.3% greater in the first quarter of 2015 as compared to the prior period.
Brokerage.    Brokerage revenues increased $1.2 million to $35.5 million for the three months ended March 31, 2015, compared with $34.3 million in the prior year period. This was attributable to higher commission revenue due to an increase in customer trading volume in our options businesses as well as an increase in electronic trading revenues offset by a decrease in average cost per share rate on cash equities. Customer trading volumes across the industry (according to Bloomberg) increased 3% for the three months ended March 31, 2015 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $7.2 million to income of $7.1 million for the three months ended March 31, 2015, compared with a loss of $0.2 million in the prior year period. The increase is a result of an increase in overall investment income which is allocated amongst the segments.
Other Income (Loss).    Other income (loss) for the segment increased $0.2 million to $0.1 million for the three months ended March 31, 2015, compared with a loss of $0.1 million in the prior year period.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $33.8 million to $131.2 million for the three months ended March 31, 2015, compared with $97.4 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $28.1 million to $95.1 million for the three months ended March 31, 2015 compared with $67.0 million in the prior year period. The increase is due to $51.1 million higher revenues during 2015 as compared to 2014 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 59% for three months ended March 31, 2015 compared with 61% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $2.4 million to $25.0 million for the three months ended March 31, 2015 compared with $22.6 million in the prior year period. This increase was primarily due to higher legal and other professional fees, and an increase in costs from equity method investments.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$3,641	$3,244	$397	12%
Professional, advisory and other fees	3,986	3,144	842	27%
Occupancy and equipment	6,359	6,039	320	5%
Depreciation and amortization	2,135	2,377	(242)	(10)%
Service fees	1,878	2,140	(262)	(12)%
Expenses from equity investments	4,130	2,999	1,131	38%
Other	2,900	2,621	279	11%
Total	$25,029	$22,564	$2,465	11%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $3.6 million to $13.2 million for the three months ended March 31, 2015 compared with $9.6 million in the prior year period. The increase is primarily related to an increase in client services and business development and litigation reserves.
The following table shows the components of the non-compensation expenses—variable, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$4,956	$4,611	$345	7%
HealthCare Royalty Partners syndication costs	132	—	132	NM
Expenses related to Luxembourg reinsurance companies	840	401	439	109%
Marketing and business development	5,723	4,425	1,298	29%
Other	1,555	119	1,436	NM
Total	$13,206	$9,556	$3,650	38%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, increased $0.5 million to $2.2 million for the three months ended March 31, 2015 compared with $1.7 million in the prior year period. The increase is primarily related to an increase in reimbursements from the activist business.
Interest expense
Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, increased $3.4 million to $4.0 million for the three months ended March 31, 2015 compared with $0.6 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests increased by $0.2 million to $2.8 million for the three months ended March 31, 2015 compared with $2.6 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to partners.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2015, we had cash and cash equivalents of $94.7 million and net liquid investment assets of $415.1 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of March 31, 2015 and December 31, 2014 were $10.4 million and $10.5 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $0.1 million and $1.1 million as of March 31, 2015 and December 31, 2014, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.01 million and $0.2 million, respectively.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As of March 31, 2015, the Company had unfunded commitments of $9.9 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through March 31, 2015, the Company has funded $35.7 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of March 31, 2015, has funded $0.9 million towards this commitment. As of March 31, 2015, the Company has an unfunded commitment to Formation 8 Partners Fund I LP of $1.4 million. The remaining capital commitment is expected to be called over a one year period.
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
As registered broker-dealers, Cowen and Company and ATM Execution are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution is required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2015, Cowen and Company had total net capital of approximately $65.5 million, which was approximately $64.5 million in excess of its minimum net capital requirement of $1.0 million. As of March 31, 2015, ATM Execution had total net capital of approximately $3.3 million, which was approximately $3.1 million in excess of its minimum net capital requirement of $250,000. In January 2015, ATM USA and Cowen Equity Finance each filed form BDW Uniform Requests for Withdrawal from Broker-Dealer Registration with FINRA which have been approved. Accordingly both broker dealers were not subject to the SEC's Uniform Net Capital Rule 15c3-1 as of March 31, 2015.
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
Ramius UK Ltd. ("Ramius UK") and CIL are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of March 31, 2015, Ramius UK's Financial Resources of $0.30 million exceeded its minimum requirement of $0.05 million by $0.25 million. As of March 31, 2015, CIL's Financial Resources of $3.2 million exceeded its minimum requirement of $1.9 million by $1.3 million.
Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of March 31, 2015, Cowen Asia's Financial Resources of $0.5 million exceeded the minimum requirement of $0.4 million by $0.1 million.
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
Operating Activities.    Net cash used in operating activities of $40.7 million for the three months ended March 31, 2015 was primarily related to purchases of securities partially offset by sales of securities and an increase in cash held at other brokers. Net cash used in operating activities of $68.6 million for the three months ended March 31, 2014 was primarily related to purchases of securities, partially offset by sales of securities and an increase in cash held at other brokers.
Investing Activities.    Net cash provided by investing activities of $14.0 million for the three months ended March 31, 2015 was primarily related to the sale of other investments. Net cash used in investing activities of $74.9 million for the three months ended March 31, 2014 was primarily related to the purchase of other investments and a cash convertible note hedge transaction.
Financing Activities.    Net cash used in financing activities for the three months ended March 31, 2015 of $8.1 million was primarily related to the repurchase of shares of our common stock.  Net cash provided by financing activities for the three months ended March 31, 2014 of $150.3 million was primarily related to the issuance of cash convertible notes.
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
The Company recorded interest expense related to the coupon of $1.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount for the three months ended March 31, 2015 and 2014, respectively, included within interest expense in the accompanying consolidated statements of operations is $1.5 million and $0.3 million, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of March 31, 2015, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
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
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense related to the coupon of $1.3 million for the three months ended March 31, 2015. The Company capitalized debt issuance costs of approximately $2.9 million which are included in other assets in the accompanying consolidated statements of financial condition and will be amortized over the life of the 2021 Notes. As of March 31, 2015, the Company is in compliance with all covenants included in the indenture governing the 2021 Notes. The Company intends to use the proceeds from the offering of the 2021 Notes to pursue direct investment and financing opportunities, to continue expanding its existing businesses and for other general corporate purposes.  (See Recent Developments)
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “Senior Indenture”), by and among the Company and The Bank of New York Melon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to

1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended. As of March 31, 2015, the Company was in compliance with these covenants.
Other Note Payable
During January 2015, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.33% and is due on December 1, 2015, with monthly payment requirements of $0.2 million. As of March 31, 2015, the outstanding balance on this note payable was $1.4 million. Interest expense for the three months ended March 31, 2015 was insignificant.
During January 2014, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.55% and was due on December 1, 2014, with monthly payment requirements of $0.2 million. As of December 31, 2014, the outstanding balance on this note payable was fully repaid. Interest expense for the three months ended March 31, 2014 was insignificant.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amount to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of March 31, 2015, the remaining balance on these capital leases was $3.6 million. Interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.
Letters of Credit
As of March 31, 2015, the Company has the following seven irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, with respect to which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	May 2015
Boston	$382	March 2016
New York	$794	August 2015
New York	$3,935	December 2015
New York	$1,000	February 2016
New York	$1,861	June 2015
New York	$127	September 2015
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2015 and December 31, 2014, there were no amounts due related to these letters of credit.
Contractual Obligations

The following tables summarize the Company's contractual cash obligations as of March 31, 2015:

	Total	< 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$110,097	$13,705	$42,962	$24,995	$28,435
Service Payments	29,588	10,583	17,630	1,375	—
Equipment leases	4,286	1,107	3,101	78	—
Aircraft	5,459	945	3,779	735	—
Total	149,430	26,340	67,472	27,183	28,435
Debt
Convertible Debt	167,440	2,242	13,455	151,743	—
Note Payable	98,472	3,914	15,654	10,436	68,468
Total	$265,912	$6,156	$29,109	$162,179	$68,468
Clawback obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.
The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate fund's with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set.
The fund is currently winding-down as of March 31, 2015 and the clawback obligations were $6.2 million (see Note 5 to the Company's consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of March 31, 2015, is as follows:

	Convertible Debt	Note Payable	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2015	$2,242	$3,914	$1,425	$987
2016	4,485	5,218	—	1,025
2017	4,485	5,218	—	938
2018	4,485	5,218	—	938
2019	151,743	5,218	—	78
Thereafter	—	73,686	—	—
Subtotal	167,440	98,472	1,425	3,966
Less: Amount representing interest (a)	(47,441)	(35,222)	(10)	(378)
Total	$119,999	$63,250	$1,415	$3,588

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of March 31, 2015. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
Securities— Securities with values based on quoted market prices in active markets for identical assets are classified within level 1 of the fair value hierarchy. These securities include active listed equities, certain U.S. government and sovereign obligations, ETF's, mutual funds and certain money market securities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Certain positions for which trading activity may not be readily visible, consisting primarily of convertible debt, corporate debt and loans and restricted equities, are stated at fair value and classified within level 2 of the fair value hierarchy. The estimated fair values assigned by management are determined in good faith and are based on available information considering, trading activity, broker quotes, quotations provided by published pricing services, counterparties and other market participants, and pricing models using quoted inputs, and do not necessarily represent the amounts which might ultimately be realized. As level 2 investments include positions that are not always traded in active markets and/or are subject to transfer restrictions, valuations may be adjusted to reflect illiquidity and/or non-transferability.
Derivative contracts—Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). Exchange-traded derivatives, such as futures contracts and exchange-traded option contracts, are typically classified within level 1 or level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. OTC derivatives, such as generic forwards, swaps and options, have inputs which can generally be corroborated by market data and are therefore classified within level 2. OTC derivatives, such as swaps and options where market data is not readily available or observable are classified as level 3.
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

•
Underwriting fees. The Company earns underwriting fees in securities offerings in which the Company acts as an underwriter, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible security offerings. Underwriting fees include management fees, selling concessions and other underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting process have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of securities from the issuer; and (iii) the Company has been informed of the number of securities that it has been allotted.

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

•
Principal Transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity securities, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. Commissions associated with these transactions are also included. In certain cases, the Company provides liquidity to clients by buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 13 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2015 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2015, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2015.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2015.
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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the quarter ended March 31, 2015. These items should be read together with the Company's discussion in Note 18 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Part IV and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company intends to vigorously defend against this lawsuit. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint. On March 23, 2015, the parties attended a further mediation by telephonic conference before the federal Magistrate Judge. Subsequent to the March 23, 2015 telephonic conference, the case was referred back to District Court Judge for further adjudication. On April 15, 2015, the parties attended an initial conference with the District Court Judge for the purpose of setting a schedule for the case. The case is in its preliminary stages therefore the Company cannot predict the outcome at this time but does not currently expect this case to have a material effect on its financial position but it could have a material effect on the Company’s results of operations in a future period.

tem 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our 2014 Form 10-K filed with the SEC on February 26, 2015 and amended on March 30, 2015.
Item 2.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of May 4, 2015, the Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $86.0 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended March 31, 2015, through the share repurchase program, the Company repurchased 1,360,015 shares of Cowen Class A common stock at an average price of $5.30 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2015 – January 31, 2015)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—

Month 2 (February 1, 2015 – February 28, 2015)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	583	$4.16	—	—
Total	583	$4.16

Month 3 (March 1, 2015 – March 31, 2015)
Common stock repurchases(1)	1,360,015	$5.30	—	—	(3)
Employee transactions(2)	529,322	$5.24	—	—
Total	1,889,337	$5.28

Total (January 1, 2015 – March 31, 2015)
Common stock repurchases(1)	1,360,015	$5.30	—	—	(3)
Employee transactions(2)	529,905	$5.24	—	—
Total	1,889,920	$5.28

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $86.0 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	May 4, 2015	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

E - 1