Form 10-Q
period 2015-06-30
COWEN GROUP, INC.
filed 2015-08-03
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
As of July 31, 2015 there were 109,998,505 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended June 30, 2015.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2015 and 2014. The Consolidated Financial Statements as of December 31, 2014 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of June 30, 2015	As of December 31, 2014
Assets
Cash and cash equivalents	$145,707	$129,509
Cash collateral pledged	9,250	8,306
Securities owned, at fair value	818,274	792,206
Receivable on derivative contracts, at fair value	80,101	49,877
Securities borrowed	—	676,100
Other investments	157,654	167,464
Receivable from brokers	70,366	84,679
Fees receivable, net of allowance	70,587	46,498
Due from related parties	27,721	26,315
Fixed assets, net of accumulated depreciation and amortization of $29,355 and $25,968, respectively	24,471	26,388
Goodwill	34,906	34,906
Intangible assets, net of accumulated amortization of $26,552 and $25,581, respectively	7,512	8,483
Deferred tax asset, net	123,055	129,400
Other assets	36,497	34,230
Consolidated Funds
Cash and cash equivalents	977	501
Other investments	267,443	189,377
Other assets	452	1,437
Total Assets	$1,874,973	$2,405,676
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$168,952	$207,875
Payable for derivative contracts, at fair value	67,096	41,330
Securities loaned	—	682,493
Payable to brokers	369,657	335,822
Compensation payable	86,232	134,289
Notes payable and other debt	67,447	67,144
Convertible debt	121,556	118,475
Fees payable	6,713	6,331
Due to related parties	359	474
Accounts payable, accrued expenses and other liabilities	38,670	46,606
Consolidated Funds
Capital withdrawals payable	229	864
Accounts payable, accrued expenses and other liabilities	344	222
Total Liabilities	927,255	1,641,925
Commitments and Contingencies (Note 12)
Redeemable non-controlling interests	162,082	86,076
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of June 30, 2015 (aggregate liquidation preference of $120,750,000) and no shares issued and outstanding as of December 31, 2014, respectively	1	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 139,205,799 shares issued and 109,993,262 outstanding as of June 30, 2015 and 135,198,855 shares issued and 111,691,199 outstanding as of December 31, 2014, respectively (including 582,100 and 424,479 restricted shares, respectively)	1,161	1,160
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	888,686	772,296
(Accumulated deficit) retained earnings	6,632	(16,027)
Accumulated other comprehensive income (loss)	16	17
Less: Class A common stock held in treasury, at cost, 29,212,537 and 23,507,656 shares, respectively	(110,860)	(79,771)
Total Stockholders' Equity	785,636	677,675
Total Liabilities and Stockholders' Equity	$1,874,973	$2,405,676
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Investment banking	$68,518	$30,292	$133,751	$79,854
Brokerage	34,957	33,311	70,411	66,141
Management fees	10,266	9,692	20,650	18,616
Incentive income	(2,100)	2,724	272	5,222
Interest and dividends	3,159	12,460	6,242	21,712
Reimbursement from affiliates	3,502	3,018	7,144	4,918
Other revenues	704	752	1,372	1,307
Consolidated Funds
Interest and dividends	196	655	440	1,141
Other revenues	406	(2)	420	668
Total revenues	119,608	92,902	240,702	199,579
Expenses
Employee compensation and benefits	75,328	64,404	171,192	131,965
Floor brokerage and trade execution	6,100	5,858	12,003	11,513
Interest and dividends	6,095	10,193	11,874	17,265
Professional, advisory and other fees	5,354	4,374	10,482	7,975
Service fees	1,674	2,086	3,560	4,228
Communications	3,193	3,022	6,835	6,268
Occupancy and equipment	6,910	6,324	13,738	12,721
Depreciation and amortization	2,145	2,382	4,283	4,762
Client services and business development	6,714	5,635	13,184	10,149
Other expenses	2,849	3,228	7,659	6,386
Consolidated Funds
Interest and dividends	283	189	492	299
Professional, advisory and other fees	212	140	302	274
Floor brokerage and trade execution	56	4	66	6
Other expenses	83	65	132	121
Total expenses	116,996	107,904	255,802	213,932
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	9,070	23,037	48,061	34,391
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	3,020	5,778	7,740	7,942
Net realized and unrealized gains (losses) on derivatives	(723)	(190)	(326)	(211)
Net gains (losses) on foreign currency transactions	(1)	21	(32)	(19)
Total other income (loss)	11,366	28,646	55,443	42,103
Income (loss) before income taxes	13,978	13,644	40,343	27,750
Income tax expense (benefit)	3,346	46	10,293	125
Net income (loss)	10,632	13,598	30,050	27,625
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	3,916	5,216	6,636	9,403
Net income (loss) attributable to Cowen Group, Inc.	6,716	8,382	23,414	18,222
Preferred stock dividends	755	—	755	—
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$5,961	$8,382	$22,659	$18,222
Weighted average common shares outstanding:
Basic	111,915	115,569	111,987	115,626
Diluted	118,226	120,199	118,316	120,635
Earnings (loss) per share:
Basic	$0.05	$0.07	$0.20	$0.16
Diluted	$0.05	$0.07	$0.19	$0.15
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014

Net income (loss)			$30,050			$27,625
Other comprehensive income (loss), net of tax:
Foreign currency translation		(1)			(231)
Defined benefit pension plan:
Net gain/(loss) arising during the period	—			92
Add: amortization of prior service cost included in net periodic pension cost	—	—		—	92
Total other comprehensive income, net of tax			(1)			(139)
Comprehensive income (loss)			$30,049			$27,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2014	111,691,199	$1,160	—	$—	$(79,771)	$772,296	$17	$(16,027)	$677,675	$86,076
Net income (loss)	—	—	—	—	—	—	—	23,414	23,414	6,636
Foreign currency translation	—	—	—	—	—	—	(1)	—	(1)	—
Capital contributions	—	—	—	—	—	—	—	—	—	76,846
Capital withdrawals	—	—	—	—	—	—	—	—	—	(7,476)
Restricted stock awards issued	3,906,942	—	—	—		—	—	—	—	—
Purchase of treasury stock, at cost	(5,704,881)	—	—	—	(31,089)	—	—	—	(31,089)	—
Preferred stock issuance, net of issuance costs (See Note 14)	—	—	120,750	1	—	117,309	—	—	117,310	—
Preferred stock dividends (See Note 14)	—	—	—	—	—	—	—	(755)	(755)	—
Capped call option transaction (See Note 14)	—	—	—	—	—	(15,878)	—	—	(15,878)	—
Income tax effect from share based compensation	—	—	—	—	—	3,695	—	—	3,695	—
Stock options exercised (see Note 9)	100,002	1	—	—	—	394	—	—	395	—
Amortization of share based compensation	—	—	—	—	—	10,870	—	—	10,870	—
Balance, June 30, 2015	109,993,262	$1,161	120,750	$1	$(110,860)	$888,686	$16	$6,632	$785,636	$162,082

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2013	115,026,633	$1,160	$—	$—	$(48,084)	$737,341	$592	$(183,243)	$507,766	$85,814
Net income (loss)	—	—	—	—	—	—	—	18,222	18,222	9,403
Defined benefit plan	—	—	—	—	—	—	92	—	92	—
Foreign currency translation	—	—	—	—	—	—	(231)	—	(231)	—
Capital contributions	—	—	—	—	—	—	—	—	—	10,140
Capital withdrawals	—	—	—	—	—	—	—	—	—	(12,422)
Restricted stock awards issued	3,995,022	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(4,088,186)	—	—	—	(16,648)	—	—	—	(16,648)	—
Warrants issued (see Note 4)	—	—	—	—	—	15,218	—	—	15,218	—
Stock options exercised (see Note 9)	33,334	—	—	—	—	116	—	—	116	—
Amortization of share based compensation	—	—	—	—	—	10,477	—	—	10,477	—
Balance, June 30, 2014	114,966,803	$1,160	$—	$—	$(64,732)	$763,152	$453	$(165,021)	$535,012	$92,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$30,050	$27,625
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	4,283	4,762
Amortization of debt discount	3,081	1,759
Tax benefits from share-based payment arrangements	3,694	—
Share-based compensation	10,870	10,477
Deferred tax benefit	2,651	—
Deferred rent obligations	(1,453)	(977)
Net loss on disposal of fixed assets	31	218
Purchases of securities owned, at fair value	(2,614,177)	(2,118,048)
Proceeds from sales of securities owned, at fair value	2,634,224	1,864,592
Proceeds from sales of securities sold, not yet purchased, at fair value	1,106,836	802,640
Payments to cover securities sold, not yet purchased, at fair value	(1,152,202)	(713,115)
Net (gains) losses on securities, derivatives and other investments	(54,401)	(36,627)
Consolidated Funds
Purchases of other investments	(76,201)	(19,535)
Proceeds from sales of other investments	5,111	17,116
Net realized and unrealized (gains) losses on investments and other transactions	(6,975)	(8,665)
(Increase) decrease in operating assets:
Cash collateral pledged	(944)	2,178
Securities owned, at fair value, held at broker dealer	(1,357)	6,033
Receivable on derivative contracts, at fair value	(30,224)	742
Securities borrowed	676,100	(1,324,748)
Receivable from brokers	14,313	(54,893)
Fees receivable, net of allowance	(24,089)	(1,563)
Due from related parties	(1,406)	(2,908)
Other assets	(2,324)	(525)
Consolidated Funds
Cash and cash equivalents	(477)	1,711
Other assets	985	4,930
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(1,648)	9,944
Payable for derivative contracts, at fair value	25,766	9,968
Securities loaned	(682,493)	1,331,985
Payable to brokers	33,835	109,854
Compensation payable	(56,577)	(17,609)
Fees payable	382	2,685
Due to related parties	(115)	(5)
Accounts payable, accrued expenses and other liabilities	(5,458)	2,752
Consolidated Funds
Accounts payable, accrued expenses and other liabilities	122	(487)
Net cash provided by / (used in) operating activities	$(160,187)	$(87,734)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(continued)	2015	2014
Cash flows from investing activities:
Purchases of other investments	$(8,560)	$(61,974)
Cash convertible note economic hedge transaction	—	(35,710)
Proceeds from sales of other investments	36,106	65,093
Tenant allowance	—	1,240
Purchase of fixed assets	(1,426)	(5,857)
Net cash provided by / (used in) investing activities	26,120	(37,208)
Cash flows from financing activities:
Securities sold under agreement to repurchase	—	(3,657)
Proceeds from issuance of convertible debt	—	149,500
Proceeds from issuance of preferred stock, net of issuance costs	117,310	—
Capped call option transaction	(15,879)	—
Deferred debt issuance cost	—	(3,720)
Proceeds from sale of warrant	—	15,218
Borrowings on notes and other debt	2,140	6,217
Repayments on notes and other debt	(1,836)	(2,023)
Tax benefits from share-based payment arrangements	3,694	—
Proceeds from stock options exercised	395	116
Purchase of treasury stock	(22,569)	(11,298)
Cash paid to acquire net assets (contingent liability payment)	(1,725)	(154)
Capital contributions by redeemable non-controlling interests in operating entities	5,644	605
Capital withdrawals to redeemable non-controlling interests in operating entities	(5,723)	(3,931)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	71,202	9,535
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(2,388)	(11,174)
Net cash provided by / (used in) financing activities	150,265	145,234
Change in cash and cash equivalents	16,198	20,292
Cash and cash equivalents at beginning of period	129,509	54,720
Cash and cash equivalents at end of period	$145,707	$75,012

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (see Note 14)	$8,520	$5,350
Preferred stock dividends declared (See Note 14)	$755	$—
Cash conversion option (see Note 4)	$—	$35,710

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
Under US GAAP, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates VOEs in which it owns a majority of the entity's voting shares or units. US GAAP also provides that a general partner of a limited partnership (or a managing member, in the case of a limited liability company) is presumed to control the partnership, and thus should consolidate it, unless a simple majority of the limited partners

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

has the right to remove the general partner without cause or to terminate the partnership. In accordance with these standards, the Company presently consolidates three entities deemed to be VOEs for which it acts as the general partner and investment manager.
As of June 30, 2015 and December 31, 2014 and during the three and six month periods ended June 30, 2015 and June 30, 2014, the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”) and Ramius Merger Fund LLC (the "Merger Fund") and as of May 1, 2015, the date that the entity began operations, the Company also consolidates Quadratic Fund LLC ("Quadratic LLC") (collectively the "Consolidated Funds").
RCG Linkem II LLC, an investment company, is consolidated during the period ending June 30, 2015. It was formed to make an investment in a wireless broadband communication provider in Italy. Cowen AV Investment LLC, an investment company, was consolidated up through the first quarter of 2015 when it was liquidated. It was formed to make an investment in a biotechnology company focused on developing gene therapies for certain medical needs. Ramius Co-Investment I LLC and Ramius Co-Investment II LLC, both investment companies, were formed to invest in biomedical companies that develop gene therapies for severe genetic disorders. Ramius Co-Investment I LLC was consolidated as of December 31, 2013 but was deconsolidated during the first quarter of 2014 when it was liquidated. Ramius Co-Investment II LLC was consolidated but was liquidated during the quarter ended September 30, 2014. The Company determined that all four investment companies are (or were) VOE's due to the Company's controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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
However, the Financial Accounting Standards Board ("FASB") has deferred the application of the revised consolidation model for VIEs that meet the following conditions (see "recently issued accounting pronouncements"): (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with investment companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The Company's involvement with its funds is such that all three of the above conditions are met for substantially all of the funds managed by the Company. Where the VIEs have qualified for the deferral, the analysis is based on previous consolidation rules. These rules require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a variable interest entity and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would be expected to absorb a majority of the VIE's expected losses, receive a majority of the VIEs expected residual returns, or both. If these conditions are met, the Company is considered to be the primary beneficiary of the VIE and thus is required to consolidate it.
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of June 30, 2015 and December 31, 2014, the Company consolidated two VIEs. As of June 30, 2015 and December 31, 2014, the total net assets of the consolidated VIEs were $0.1 million and $2.0 million, respectively. The VIEs act as managing members/general partners and/or investment managers to affiliated fund entities which they sponsor and/or manage. The VIEs are financed through their operations and/or loan agreements with the Company.
As of June 30, 2015 and December 31, 2014, the Company holds variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”), Ramius Merger Master Fund Ltd ("Merger Master") and, as of May 1, 2015, Quadratic Master Fund LTD (Quadratic Master Fund") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily funds and real estate entities for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate any of these funds or real estate entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services (see Note 4 for additional disclosures on VIEs).
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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, ATM Execution LLC ("ATM Execution"), and ATM USA, LLC ("ATM USA") and Cowen Equity Finance LP ("Cowen Equity Finance") (both liquidated during Q1 2015), apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Other investments—Other investments consist primarily of portfolio funds, real estate investments and equity method investments, which are valued as follows:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

i.
Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in funds and investment companies which may be managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. In accordance with US GAAP, investments which are valued using NAV per share as a practical expedient shall not be categorized within the fair value hierarchy.

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
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis. In cases where the fair value basis of accounting is elected, any resulting change in fair value is reported in trading revenues. Accrued interest income and expense are recorded in the same manner as under the accrual method. During the fourth quarter of 2014, the Company made a decision to wind down the operations of its securities lending business. At December 31, 2014 the Company did not have any securities lending transactions for which fair value basis of accounting was elected.

f.	Debt
Long-term debt is carried at the principal amount borrowed net of any discount/premium. The discount is accreted to interest expense using the effective interest method over the remaining life of the underlying debt obligations. Accrued but

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

unpaid coupon interest is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.
g.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition, as of June 30, 2015 and December 31, 2014 is $11.6 million and $13.1 million, respectively.
h.     Recently issued accounting pronouncements
In May 2015, the FASB amended the guidance for fair value measurement and issued the amendment which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as practical expedient. The amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share as practical expedient. For public companies, the guidance is effective retrospectively for the reporting periods beginning after December 15, 2015 and early adoption is permitted. During the quarter ended June 30, 2015, the Company early adopted the guidance and excluded the investments measured at fair value using the net asset value per share as practical expedient from the fair value hierarchy. The adoption did not result in any impact on the Company’s financial condition, result of operations and cash flows.  See Note 5 which reflects the impact of adopting this guidance and further information.
In April 2015, the FASB issued a new accounting pronouncement simplifying the presentation of debt issuance costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively for reporting periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on the Company’s financial condition.
In May 2014, the FASB issued guidance which amends and supersedes the revenue recognition requirements and most industry-specific guidance and creates a single source of revenue guidance.  The new guidance outlines the principles an entity must apply to measure and recognize revenue and related cash flows.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain non-financial assets. The guidance is effective for reporting periods beginning after December 15, 2017.  In July 2015, the FASB confirmed a deferral of the effective date by one year, with early adoption on the original effective date permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial condition, results of operations and cash flows.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Cash Collateral Pledged
As of June 30, 2015 and December 31, 2014, the Company pledged cash collateral in the amount of $9.3 million and $8.3 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco (See Note 13).
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
As of June 30, 2015 and December 31, 2014, securities owned, at fair value consisted of the following:

	As of June 30, 2015	As of December 31, 2014
	(dollars in thousands)
U.S. Government securities (a)	$2,511	$2,010
Preferred stock	46,649	15,070
Common stocks	623,121	597,476
Convertible bonds (b)	879	900
Corporate bonds (c)	125,266	159,557
Warrants and rights	3,585	1,417
Mutual funds	16,263	15,776
	$818,274	$792,206

(a)
As of June 30, 2015, maturities ranged from August 2015 to June 2016 with interest rates ranged between 0% to 5.95%. As of December 31, 2014, maturities ranged from May 2015 to April 2016 with interest rates ranged between 0% to 5.95%.

(b)	As of June 30, 2015, the maturity was July 2016 with an interest rate of 10.00%. As of December 31, 2014, the maturity was February 2015 with an interest rate of 10.00%.

(c)
As of June 30, 2015, maturities ranged from immediately due on demand to February 2046 and interest rates ranged between 0.00% to 11.97%. As of December 31, 2014, maturities ranged from February 2015 to February 2046 and interest rates ranged between 5.63% to 11.54%.

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
Upon issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (See Note 13), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of June 30, 2015 at $62.7 million and is included in payable for derivative contracts in the accompanying consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $62.7 million as of June 30, 2015 and is included in receivable on derivative contracts in the accompanying consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 28,048,786 shares of the Company's Class A common stock and have an initial exercise price of $7.18 per share. The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of June 30, 2015		As of December 31, 2014
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$18,774	$42	$3,041	$75
Currency forwards	$44,764	126	$23,961	310
Equity swaps	$30,509	1,945	$12,904	251
Options other (a)	414,877	74,775	367,441	48,201
Foreign currency options	$220,142	3,213	$32,200	1,040
		$80,101		$49,877
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of June 30, 2015		As of December 31, 2014
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$34,190	$444	$2,213	$33
Currency forwards	$14,582	144	$—	—
Equity and credit default swaps	$51,145	4,379	$18,352	1,603
Options other (a)	14,220	62,129	22,043	39,694
		$67,096		$41,330
(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of June 30, 2015 and December 31, 2014.

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of June 30, 2015
Receivable on derivative contracts, at fair value	$80,101	$—	$80,101	$—	$7,794	$72,307
Payable for derivative contracts, at fair value	67,096	—	67,096	—	4,523	62,573

As of December 31, 2014
Receivable on derivative contracts, at fair value	49,877	—	49,877	—	2,588	47,289
Payable for derivative contracts, at fair value	41,330	—	41,330	—	1,603	39,727

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(7.5) million and$(1.8) million for the three months ended June 30, 2015 and 2014 and $(5.4) million and $(3.7) million for the six months ended June 30, 2015 and 2014, respectively, and are included in other income in the accompanying consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 13) and exchange traded derivatives, the Company is required to post/receive collateral. As of June 30, 2015 and December 31, 2014, collateral consisting of $22.1 million and $5.5 million of cash, respectively, is included in receivable from brokers and payable to brokers on the accompanying consolidated statements of financial condition. As of June 30, 2015 and December 31, 2014 all derivative contracts were with multiple major financial institutions.
Other investments
As of June 30, 2015 and December 31, 2014, other investments included the following:

	As of June 30, 2015	As of December 31, 2014
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$107,507	$103,466
(2) Real estate investments, at fair value	1,987	2,175
(3) Equity method investments	47,813	61,443
(4) Lehman claims, at fair value	347	380
	$157,654	$167,464

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of June 30, 2015 and December 31, 2014, included the following:

	As of June 30, 2015	As of December 31, 2014
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$10,391	$11,935
HealthCare Royalty Partners II (a)(*)	7,371	6,648
Orchard Square Partners Credit Fund LP (b)	4,667	11,532
Starboard Value and Opportunity Fund LP (c)(*)	22,688	21,792
Starboard Partners Fund LP (d)(*)	14,451	14,652
Starboard Leaders Fund LP (e)(*)	1,336	1,367
Formation 8 Partners Fund I (f)	16,791	11,283
RCG LV Park Lane LLC (g) (*)	1,256	642
RCGL 12E13th LLC (h) (*)	669	638
RCG Longview Debt Fund V, L.P. (h) (*)	14,757	12,876
RCG LPP SME Co-Invest, L.P. (i) (*)	2,469	—
Other private investment (j)	6,723	7,324
Other affiliated funds (k)(*)	3,938	2,777
	$107,507	$103,466
* These portfolio funds are affiliates of the Company.
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted in Note 12.

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

(i)
RCG LPP SME Co-Invest, L.P.  is a single purpose entity formed to participate in a joint venture which acquired two fully entitled residential development sites in the New York City metro area. RCG LPP SME Co-Invest, L.P. is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(j)	Other private investment represents the Company's closed end investment in a portfolio fund that invests in a wireless broadband communication provider in Italy.

(k)	The majority of these funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Real estate investments, at fair value
Real estate investments as of June 30, 2015 and December 31, 2014 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $2.0 million and $2.2 million, respectively.

(3)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC. The operating agreement that governs the management of day-to-day operations and affairs of this entity stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in this entity requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of this entity, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC ("CBOE SE") representing a 7.2% stake in the exchange service provider for which the Company exercises significant influence over through representation on the CBOE Board of Directors, and (c) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist hedge funds and related managed accounts. The Company recorded no impairment charges in relation to its equity method investments for the three and six months ended June 30, 2015 and 2014.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of June 30, 2015	As of December 31, 2014
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$535	$676
RCG Longview Debt Fund V Partners, LLC	3,507	2,684
HealthCare Royalty GP, LLC	847	973
HealthCare Royalty GP II, LLC	1,248	1,125
HealthCare Royalty GP III, LLC	68	62
CBOE Stock Exchange, LLC	547	611
Starboard Value LP	35,672	48,772
RCG Longview Partners, LLC	237	237
RCG Longview Management, LLC	1,230	1,117
RCG Urban American, LLC	122	422
RCG Urban American Management, LLC	379	379
RCG Longview Equity Management, LLC	272	316
Urban American Real Estate Fund II, LLC	1,973	2,329
RCG Kennedy House, LLC	365	509
Other	811	1,231
	$47,813	$61,443

As of June 30, 2015 and December 31, 2014, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $(5.0) million and $3.7 million for the three months ended June 30, 2015 and 2014 and $9.2 million and $10.2 million for the six months ended June 30, 2015 and 2014, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.

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
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

sell or re-pledge the securities to others subject to certain limitations. As of June 30, 2015 and December 31, 2014, securities sold, not yet purchased, at fair value consisted of the following:

	As of June 30, 2015	As of December 31, 2014
	(dollars in thousands)
Common stocks	$168,894	$207,815
Corporate bonds (a)	58	60
	$168,952	$207,875

(a)	As of June 30, 2015 and December 31, 2014, the maturity was January 2026 with an interest rate of 5.55%.
Securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount, as of December 31, 2014. As of June 30, 2015 this business has been completely liquidated.

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

Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $3.1 billion and $444.6 million as of June 30, 2015 and $3.0 billion and $499.2 million as of December 31, 2014, respectively. In addition, the maximum exposure relating to these variable interest entities as of June 30, 2015 was $326.4 million, and as of December 31, 2014 was $260.9 million, all of which is included in other investments, at fair value in the accompanying consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds as of June 30, 2015 and December 31, 2014.

b.	Consolidated Funds
Other investments, at fair value
As of June 30, 2015 and December 31, 2014 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30, 2015	As of December 31, 2014
	(dollars in thousands)
(1) Portfolio Funds	$266,699	$188,884
(2) Lehman claims	744	493
	$267,443	$189,377

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)	Investments in Portfolio Funds, at fair value
As of June 30, 2015 and December 31, 2014, investments in Portfolio Funds, at fair value, included the following:

	As of June 30, 2015	As of December 31, 2014
	(dollars in thousands)
Investments of Enterprise LP	$135,253	$138,253
Investments of Merger Fund	59,594	50,631
Investments of Quadratic LLC	71,852	—
	$266,699	$188,884
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $135.3 million and $138.3 million in Enterprise Master as of June 30, 2015 and December 31, 2014, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $59.6 million and $50.6 million in Merger Master as of June 30, 2015 and December 31, 2014, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Consolidated investments of Quadratic LLC
Quadratic LLC operates under a “master-feeder” structure, whereby Quadratic Master Fund Ltd's ("Quadratic Master") shareholders are Quadratic LLC and Quadratic Fund Ltd. The consolidated investments in Portfolio Funds include Quadratic LLC's investment of $71.9 million in Quadratic Master as of June 30, 2015. The Quadratic Master’s investment objective is to achieve attractive, risk-adjusted rates of return through the use of proprietary fundamental global macro and options/swaptions based strategies. Quadratic Master’s strategy is primarily executed via options and swaptions. Quadratic Master will pursue absolute returns in all market environments. Occasionally, Quadratic Master may use dividend swaps, credit default swaps, interest rate swaps, inflation swaps, futures, foreign currency forwards, tranches and other delta one products as a hedge against existing options positions or when the investment manager believes that the payoff possibilities thereof are sufficiently asymmetric as to exhibit option-like qualities. There are no unfunded commitments at Quadratic Fund.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. As of June 30, 2015, Enterprise Master has received distributions totaling approximately $37.2 million in respect of its claim, including a distribution of $1.0 million that was received on June 25, 2015 in respect of its then remaining $0.7 million Net Equity Claim. The distribution received on June 25, 2015 was the final distribution Enterprise Master expects to receive from LBIE.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of June 30, 2015 and December 31, 2014, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were no indirect concentrations that exceed 5% of the Company's equity as of June 30, 2015 or December 31, 2014.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of June 30, 2015 and December 31, 2014:
Securities owned by Enterprise Master, at fair value

	As of June 30, 2015	As of December 31, 2014
	(dollars in thousands)
Bank debt	$—	$20
Common stock	1,739	1,659
Preferred stock	582	576
Private equity	—	587
Restricted stock	124	124
Rights	2,642	2,802
Trade claims	128	128
	$5,215	$5,896
Receivable on derivative contracts, at fair value, owned by Enterprise Master

	As of June 30, 2015	As of December 31, 2014
Description	(dollars in thousands)
Currency forwards	$8	$64
	$8	$64

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Portfolio Funds, owned by Enterprise Master, at fair value

		As of June 30, 2015	As of December 31, 2014
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$7,907	$9,090
RCG Longview II, LP*	Real Estate	760	747
RCG Longview Debt Fund IV, LP*	Real Estate	5,198	5,348
RCG Longview, LP*	Real Estate	40	40
RCG Soundview, LLC*	Real Estate	452	452
RCG Urban American Real Estate Fund, L.P.*	Real Estate	1,174	1,161
RCG International Sarl*	Multi-Strategy	1,217	2,113
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	93,676	92,405
RCG Energy, LLC *	Energy	2,029	2,294
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	11,024	12,057
Other Real Estate Investments (*)	Real Estate	9,067	10,138
		$132,545	$135,846

*	Affiliates of the Company.
Merger Master
Securities owned by Merger Master, at fair value

	As of June 30, 2015	As of December 31, 2014
	(dollars in thousands)
Common stocks	$155,030	$133,510
Corporate bonds (a)	—	3,383
	$155,030	$136,893

(a)	As of December 31, 2014, maturities ranged from February 2017 to June 2019 and interest rates ranged between 8.50% and 9.75%.
Securities sold, not yet purchased, by Merger Master, at fair value
As of June 30, 2015 and December 31, 2014, Merger Master held common stock, sold not yet purchased, of $32.1 million and $39.9 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of June 30, 2015	As of December 31, 2014
Description	(dollars in thousands)
Options	$1,190	$541
Currency Forwards	7	—
Equity swaps	695	76
	$1,892	$617
Payable for derivative contracts, at fair value, owned by Merger Master

	As of June 30, 2015	As of December 31, 2014
Description	(dollars in thousands)
Options	$285	$238
Equity swaps	1,495	56
	$1,780	$294

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Quadratic Master
As of June 30, 2015, Quadratic Master held U.S. treasury bills, securities owned, of $69.6 million with maturities ranging from July 2015 to September 2015 and interest rate of 0%. As of June 30, 2015, Quadratic Master held options, receivable on derivative, of $8.3 million, and options, payable for derivative, of $0.2 million.
5. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2015 and December 31, 2014:
Operating Entities

	Assets at Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$2,511	$—	$—	$2,511
Preferred stock	10,899	12,288	23,462	46,649
Common stocks	620,938	1,779	404	623,121
Convertible bonds	—	—	879	879
Corporate bonds	—	125,266	—	125,266
Warrants and rights	1,269	—	2,316	3,585
Mutual funds	16,263	—	—	16,263
Receivable on derivative contracts, at fair value				—
Futures	42	—	—	42
Currency forwards	—	126	—	126
Equity swaps	—	1,945	—	1,945
Options	13,688	5,724	58,576	77,988
Other investments
Real estate investments	—	—	1,987	1,987
Lehman claim	—	—	347	347
Consolidated funds
Lehman claim	$—	$—	$744	$744
	$665,610	$147,128	$88,715	$901,453
Portfolio funds measured at net asset value (a)				107,507
Consolidated funds' portfolio funds measured at net asset value (a)				266,699
Equity method investments				47,813
Total investments				$1,323,472

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$168,894	$—	$—	$168,894
Corporate bonds	—	58	—	58
Payable for derivative contracts, at fair value
Futures	444	—	—	444
Currency forwards	—	144	—	144
Equity and credit default swaps	—	4,379	—	4,379
Options	3,553	—	58,576	62,129
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	$—	$—	$2,358	$2,358
	$172,891	$4,581	$60,934	$238,406
(a) In accordance with US GAAP, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated statement of financial condition.
(b) In accordance with the terms of a purchase agreement for an acquisition that closed during 2012, the Company is required to pay to the sellers a portion of future net income of the acquired business, if certain revenue targets are achieved through the period ended August 2016. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of June 30, 2015 can range from $0.1 million to $5.0 million.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$2,010	$—	$—	$2,010
Preferred stock	—	2,553	12,517	15,070
Common stocks	578,934	18,130	412	597,476
Convertible bonds	—	—	900	900
Corporate bonds	—	159,557	—	159,557
Warrants and rights	95	—	1,322	1,417
Mutual funds	15,776	—	—	15,776
Receivable on derivative contracts, at fair value
Futures	75	—	—	75
Currency forwards	—	310	—	310
Equity swaps	—	251	—	251
Options	10,462	1,972	36,807	49,241
Other investments
Real estate investments	—	—	2,175	2,175
Lehman claim	—	—	380	380
Consolidated funds
Lehman claim	$—	$—	$493	$493
	$607,352	$182,773	$55,006	$845,131
Portfolio funds measured at net asset value (a)				$103,466
Consolidated funds' portfolio funds measured at net asset value (a)				$188,884
Equity method investments				$61,443
Total investments				$1,198,924

	Liabilities at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$207,815	$—	$—	$207,815
Corporate bonds	—	60	—	60
Payable for derivative contracts, at fair value
Futures	33	—	—	33
Equity and credit default swaps	—	1,603	—	1,603
Options	2,887	—	36,807	39,694
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	4,083	4,083
	$210,735	$1,663	$40,890	$253,288
(a) In accordance with US GAAP, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated statement of financial condition.
(b) In accordance with the terms of a purchase agreement for an acquisitions that closed during 2012, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the period ended August 2016. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts can range from $0.9 million to $7.1 million.
The following table includes a rollforward of the amounts for the three and six months ended June 30, 2015 and 2014, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended June 30, 2015
	Balance at March 31, 2015	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2015	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$19,480	$—	$(6,823)	(a)	$10,875	$—	$(70)	$23,462	(70)
Common stocks	411	—	—		—	(28)	21	404	7
Convertible bonds	879	—	—		—	—	—	879	—
Options, asset	41,642	—	—		—	—	16,934	58,576	16,934
Options, liability	41,642	—	—		—	—	16,934	58,576	16,934
Warrants and rights	2,559	—	—		—	(57)	(186)	2,316	(212)
Real estate	1,947	—	—		—	(92)	132	1,987	132
Lehman claim	361	—	—		—	—	(14)	347	(14)
Contingent consideration liability	3,974	—	—		—	(1,616)	—	2,358	—
Consolidated Funds
Lehman claim	494	—	—		—	—	250	744	250

	Three Months Ended June 30, 2014
	Balance at March 31, 2014	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2014	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$324	$—	$—	$2,000	$—	$—	$2,324	—
Common stocks	410	—	—	9	—	—	419	—
Convertible bonds	1,950	—	—	—	(200)	—	1,750	—
Options, asset	42,856	—	—	—	—	(5,198)	37,658	(5,198)
Options, liability	42,856	—	—	—	—	(5,198)	37,658	(5,198)
Warrants and rights	3,268	—	—	—	—	78	3,346	108
Real estate	42,283	—	—	10,000	(50,000)	(21)	2,262	(21)
Lehman claim	390	—	—	—	(76)	104	418	104
Contingent consideration liability	6,861	—	—	—	(78)	—	6,783	—
Consolidated Funds
Lehman claim	3,776	—	—	—	—	314	4,090	314

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2015
	Balance at December 31, 2014	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2015	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,517	$—	$(6,823)	(a)	$18,250	$—	$(482)	$23,462	$(483)
Common stocks	412	—	—		—	(31)	23	404	12
Convertible bonds	900	—	—		—	—	(21)	879	(21)
Options, asset	36,807	—	—		—	—	21,769	58,576	21,769
Options, liability	36,807	—	—		—	—	21,769	58,576	21,769
Warrants and Rights	1,322	—	—		26	(71)	1,039	2,316	985
Real estate	2,175	—	—		—	(307)	119	1,987	119
Lehman claim	380	—	—		—	—	(33)	347	(33)
Contingent consideration liability	4,083	—	—		—	(1,725)	—	2,358	—
Consolidated Funds
Lehman claim	493	—	—		—	—	251	744	250

	Six Months Ended June 30, 2014
	Balance at December 31, 2013	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2014	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$324	$—	$—		$2,000	$—	$—	$2,324	$—
Common stocks	3,559	—	(3,150)	(a)	9	—	1	419	1
Convertible bonds	1,950	—	—		—	(200)	—	1,750	—
Options, asset	—	—	—		35,710	—	1,948	37,658	1,948
Options, liability	—	—	—		35,710	—	1,948	37,658	1,948
Warrants and Rights, asset	5,805	—	—		—	(1,328)	(1,131)	3,346	244
Real estate	2,088	—	—		50,000	(50,027)	201	2,262	201
Lehman claim	378	—	—		—	(76)	116	418	116
Contingent consideration liability	6,937	—	—		—	(154)	—	6,783	—
Consolidated Funds
Lehman claim	4,842	—	—		—	(980)	228	4,090	228
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying consolidated statements of operations.
(a) The company completed an initial public offering.
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
During the three and six months ended June 30, 2015 and 2014, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of June 30, 2015 and December 31, 2014 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2015	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets
Common and preferred stocks	$22,963	Market/transaction multiples and option pricing method	Volatility Market multiples	38% 1x to 5.25x
Convertible bonds	879	Recovery analysis	Recovery rate	50%
Warrants and rights, net	2,316	Model based	Volatility	20% to 60% (weighted average 45%)
Options	58,576	Option pricing models	Volatility Credit spreads	25% to 35% 300bps - 500 bps
Other level 3 assets (a)	3,981
Total level 3 assets	88,715
Level 3 Liabilities
Options	58,576	Option pricing models	Volatility Credit spreads	25% to 35% 300bps - 500 bps
Contingent consideration	2,358	Discounted cash flows	Projected cash flow and discount rate	9%
Total level 3 liabilities	$60,934

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets
Common and preferred stocks	$12,269	Market multiples and option pricing method	Volatility Market multiples	45% 1x to 6x
Convertible bonds	900	Recovery analysis	Recovery rate	50%
Warrants and rights, net	1,322	Model based	Volatility	20% to 60% (weighted average 34%)
Options	36,807	Option pricing models	Volatility Credit spreads	30% to 40% 500bps - 750 bps
Other level 3 assets (a)	208,232
Total level 3 assets	259,530
Level 3 Liabilities
Options	36,807	Option pricing models	Volatility Credit spreads	30% to 40% 500bps - 750 bps
Contingent consideration	4,083	Discounted cash flows	Projected cash flow and discount rate	9%
Total level 3 liabilities	40,890

(a)
The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from prior transactions and investments for which NAV per share is used as a practical expedient to determine fair value.

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
Other financial assets and liabilities measured at fair value
The following table presents the carrying values and estimated fair values, at June 30, 2015 and December 31, 2014, of financial assets and liabilities and information on their classification within the fair value hierarchy which are measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 2.

	June 30, 2015				December 31, 2014				Fair Value Hierarchy
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$145,707		$145,707		$129,509		$129,509		Level 1
Cash collateral pledged	9,250		9,250		8,306		8,306		Level 2
Securities borrowed	—		—		676,100		660,445		Level 1
Consolidated funds
Cash and cash equivalents	977		977		501		501		Level 1
Financial Liabilities
Securities loaned	—		—		682,493		661,533		Level 1
Convertible debt	121,556	(a)	194,723	(b)	118,475	(a)	160,713	(b)	Level 2
Notes payable and other debt	67,447		72,456		67,144		69,548		Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $27.9 million and $31.0 million as of June 30, 2015 and December 31, 2014.

(b)	The convertible debt include the conversion option and is based on the last broker quote available.
6. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of June 30, 2015 and December 31, 2014, receivable from brokers was $70.4 million and $84.7 million, respectively. Payable to brokers was $369.7 million and $335.8 million as of June 30, 2015 and December 31, 2014, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.
7. Goodwill
In accordance with US GAAP, the Company tests goodwill for impairment on an annual basis or at an interim period if events or changed circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
No impairment charges for goodwill were recognized during the three and six months ended June 30, 2015 and 2014, respectively.
8. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of June 30, 2015	As of December 31, 2014
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$13,632	$9,619
Consolidated funds	148,450	76,457
	$162,082	$86,076

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$3,174	$3,028	$4,092	$6,467
Consolidated funds	742	2,188	2,544	2,936
	$3,916	$5,216	$6,636	$9,403
9. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees, consultants and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of June 30, 2015, there were approximately 4.0 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $12.5 million of deferred cash awards to its employees during the six months ended June 30, 2015. These awards vest over a four year period and accrue interest between 0.70% to 0.75% per year. As of June 30, 2015, the Company had unrecognized compensation expense related to deferred cash awards of $36.6 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $6.7 million and $5.7 million for the three months ended June 30, 2015 and 2014 and $10.9 million and $10.5 million for the six months ended June 30, 2015 and 2014, respectively. The income tax effect recognized for the Equity Plans was a benefit of $0.5 million and $1.9 million for the three months ended June 30, 2015 and 2014 and $0.6 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively. However, for the three and six months ended June 30, 2014, the Company recorded a valuation allowance against these tax benefits.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The following table summarizes the Company's stock option activity for the six months ended June 30, 2015:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2014	216,672	$5.65	1.60	$87
Options granted	—	—	—	—
Options exercised	(100,003)	3.96	—	—
Options expired	—	—	—	—
Balance outstanding at June 30, 2015	116,669	$7.12	0.26	$25
Options exercisable at June 30, 2015	116,669	$7.12	0.26	$25

(1)	Based on the Company's closing stock price of $6.40 on June 30, 2015 and $4.80 on December 31, 2014.
As of June 30, 2015, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
The following table summarizes the Company's SAR's for the six months ended June 30, 2015:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2014	400,000	$2.90	3.21	913
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at June 30, 2015	400,000	$2.90	2.71	$1,484
SAR's exercisable at June 30, 2015	—	$—	—	$—

(1)	Based on the Company's closing stock price of $6.40 on June 30, 2015 and $4.80 on December 31, 2014.
As of June 30, 2015 and December 31, 2014, the unrecognized compensation expense related to the Company's grant of SAR's was $0.2 million and $0.2 million, respectively.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2015:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2014	17,654,582	$3.70
Granted	5,686,876	4.78
Vested	(3,965,826)	3.07
Canceled	—	—
Forfeited	(931,146)	3.38
Balance outstanding at June 30, 2015 (1)	18,444,486	$4.19
(1) Performance linked restricted stock units of 1,925,750 were awarded to employees of the Company in December 2013 and January 2014. Of the awards granted, 326,250 have been forfeited through June 30, 2015. The remaining awards, included in the outstanding balance as of June 30, 2015, will vest on June 10, 2019 and will be earned only to the extent that the Company attains specified performance goals relating to its volume-weighted average share price and the aggregate net income for the years from 2014 to 2018. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 100% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of June 30, 2015, there was $58.2 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.90 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 157,621 restricted stock units awarded during the six months ended June 30, 2015. As of June 30, 2015 there were 582,100 restricted stock units outstanding.
10. Defined Benefit Plan
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
The amounts contained in the following table relate to the Company's defined benefit plan(s) for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—
Interest cost	34	67
Expected return on plan assets	(66)	(132)
Amortization of loss / (gain)	—	—
Amortization of prior service cost	—	—
Effect of settlement	—	—
Net periodic benefit cost	$(32)	$(65)

11. Income Taxes
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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company’s effective income tax rate was 25.49% and 0.47% for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, the unusual or infrequent item whose tax impact was recorded discretely primarily related to state taxes, the impact of change in tax legislation in New York and the tax provisions of the Company’s foreign subsidiaries.
For the six months ended June 30, 2015, the effective tax rate differs from the statutory rate of 35% primarily due to state taxes, stock compensation and other nondeductible expenses. For the six months ended June 30, 2014, the effective tax rate differs from the statutory rate of 35% primarily due to a change in the Company's valuation allowance, stock compensation and other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2015, the Company recorded no valuation allowance against its net deferred tax assets.
The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. Currently, the Company is under audit by New York State for the 2009 to 2012 tax year. Management is not expecting a material tax liability from this audit.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $0.7 million and $1.1 million as of June 30, 2015 and December 31, 2014, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.1 million and $0.2 million, respectively.
12. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $4.3 million and $4.0 million for the three months ended June 30, 2015 and 2014 and $8.7 million and $8.2 million, for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2015	$1,399	$8,117	$8,938
2016	2,490	9,920	16,925
2017	2,298	5,176	13,638
2018	2,221	3,953	13,361
2019	813	1,375	12,817
Thereafter	—	—	42,424
	$9,221	$28,541	$108,103

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 13 for further information on the capital lease minimum payments which are included in the table.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.4 million and $0.5 million for the three months ended June 30, 2015 and 2014 and $0.9 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate fund's with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both June 30, 2015 and December 31, 2014, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of June 30, 2015, the Company had unfunded commitments of $9.6 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through June 30, 2015, the Company has funded $35.7 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of June 30, 2015, has funded $0.9 million towards this commitment. As of June 30, 2015, the Company has an unfunded commitment to Formation 8 Partners Fund I LP of $1.4 million. The remaining capital commitment is expected to be called over a one year period. As of June 30, 2015, the Company has an unfunded commitment to Formation 8 Partners Hardware Fund I, L.P. of $2.5 million. The remaining capital commitment is expected to be called over a one year period.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company intends to vigorously defend against this lawsuit. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint. On April 15, 2015, the parties attended an initial conference with the District Court Judge for the purpose of setting a schedule for the case. The Company requested a short period of targeted discovery on a specific defense theory, followed by an expedited partial summary judgment briefing schedule. The District Court Judge granted the Company’s request and the parties have been engaged in the targeted discovery proposed by the Company. The case is in its preliminary stages therefore the Company cannot predict the outcome at this time but does not currently expect this case to have a material effect on its financial position but it could have a material effect on the Company’s results of operations in a future period.
13. Convertible Debt and Notes Payable
As of June 30, 2015 and December 31, 2014, the Company's outstanding debt was as follows:

	As of June 30, 2015	As of December 31, 2014
	(dollars in thousands)
Convertible debt	$121,556	$118,475
Note Payable	63,250	63,250
Other Note payable	890	—
Capital lease obligations	3,307	3,894
	$189,003	$185,619
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
The Company recorded interest expense of $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $2.2 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. The initial unamortized

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying consolidated statements of operations is $1.6 million and $1.4 million for the three months ended June 30, 2015 and 2014 and $3.1 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of June 30, 2015, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction which increases the effective conversion price to $7.18 (see Note 4), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2015, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which are included in other assets in the accompanying consolidated statements of financial condition and will be amortized over the life of the 2021 Notes. As of June 30, 2015, the Company is in compliance with all covenants included in the indenture governing the 2021 Notes.
Other Note Payable
During January 2015, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.33% and is due on December 1, 2015, with monthly payment requirements of $0.2 million. As of June 30, 2015, the outstanding balance on this note payable was $0.9 million. Interest expense for the three and six months ended June 30, 2015 was insignificant.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of June 30, 2015, the remaining balance on these capital leases was $3.3 million. Interest expense was $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of June 30, 2015, is as follows:

	Convertible Debt	Note Payable	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2015	$2,242	$2,609	$901	$658
2016	4,485	5,218	—	1,025
2017	4,485	5,218	—	938
2018	4,485	5,218	—	938
2019	151,743	5,218	—	78
Thereafter	—	73,686	—	—
Subtotal	167,440	97,167	901	3,637
Less: Amount representing interest (a)	(45,884)	(33,917)	(11)	(330)
Total	$121,556	$63,250	$890	$3,307

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Letters of Credit
As of June 30, 2015, the Company has the following eight irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	September 2015
San Francisco	$710	January 2016
New York	$1,000	February 2016
Boston	$382	March 2016
New York	$355	May 2016
New York	$1,861	May 2016
New York	$794	October 2016
New York	$3,935	October 2016
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2015 and December 31, 2014, there were no amounts due related to these letters of credit.
14. Stockholder's Equity
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.3 million of proceeds, net of underwriting fees and issuance costs of $3.4 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. During the three and six months ended June 30, 2015 the Company declared and accrued a cash dividend of $0.75 million.
Each share of Series A Convertible Preferred Stock is non-voting and will have liquidity preference over the Company's Class A common stock and will rank senior to all classes or series of the Company's Class A common stock, but junior to all of the Company's existing and future indebtedness with respect to divided rights and rights upon the Company's involuntary liquidation, dissolution or winding down.
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of our Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate is 152.2476 shares of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, the Company may elect all outstanding shares of the Series A Convertible Preferred Stock to be automatically converted into shares of the Company’s Class A common stock, cash or a combination thereof, at the Company’s election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company’s Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as a dividends to the Company's Class A common shareholders or a share split or combination.
In connection with the issuance and sale of the Series A Convertible Preferred Stock, the Company entered into a privately negotiated capped call option transaction (the “Capped Call Option Transaction”) with Nomura Global Financial Products Inc. (the “option counterparty”) for $15.9 million. The Capped Call Option Transaction is expected generally to reduce the potential dilution to the Company’s Class A common stock (had the Company elected to convert to common shares) and/or offset any cash payments that the Company is required to make upon conversion of any Series A Convertible Preferred Stock. The Capped Call Option Transaction has an initial effective strike price of $6.57 per share, which matches the initial conversion price of the Series A Convertible Preferred Stock, and a cap price of $8.39 per share. However, to the extent that the market price of Class A common stock, as measured under the terms of the Capped Call Option Transaction, exceeds the cap price thereof, there would nevertheless be dilution and/or such cash payments would not be offset. As the Capped Call Option Transaction is a free standing derivative that is indexed to the Company's own stock price and the Company controls if it is settled in cash or stock it qualifies for equity classification as a reduction to additional paid in capital.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Treasury Stock
Treasury stock of $110.9 million as of June 30, 2015, compared to $79.8 million as of December 31, 2014, resulted from $8.5 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions and $22.6 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the six months ended June 30, 2015:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2014	23,507,656	$79,771	$3.39
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	1,567,935	8,520	5.43
Treasury stock reissued	—	—	—
Purchase of treasury stock	4,136,946	22,569	5.46
Balance outstanding at June 30 2015	29,212,537	$110,860	$3.79
15. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments and net gain (loss) and amortization of prior service costs related to the Company's defined benefit plans.

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2014	17	—	17
Net change	(1)	—	(1)
Balance at June 30, 2015	$16	$—	$16

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2013	$248	$344	$592
Net change	(231)	92	(139)
Balance at June 30, 2014	$17	$436	$453
(a) During the periods presented, the Company did not have material reclassifications out of other comprehensive income.
16. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of June 30, 2015, there were 109,993,262 shares outstanding. The Company has included 582,100 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants (see Note 4(a)), unexercised stock options, unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding warrants were not included in the computation of diluted net income (loss) per common share for the three and six months ended June 30, 2015 and 2014, respectively, as their inclusion would have been anti-dilutive. The Company can elect to settle the Series A Convertible Preferred Stock in shares or cash. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Net income (loss)	$10,632	$13,598	$30,050	$27,625
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	3,916	5,216	6,636	9,403
Net income (loss) attributable to Cowen Group, Inc.	6,716	8,382	23,414	18,222
Preferred stock dividends	755	—	755	—
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$5,961	$8,382	$22,659	$18,222

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	111,915	115,569	111,987	115,626
Stock options	25	27	27	28
Performance based restricted stock	276	—	261	—
Stock appreciation rights	170	58	148	56
Restricted stock	5,840	4,545	5,893	4,925
Weighted average shares used in diluted computation	118,226	120,199	118,316	120,635
Earnings (loss) per share:
Basic	$0.05	$0.07	$0.20	$0.16
Diluted	$0.05	$0.07	$0.19	$0.15
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds (ii) excludes goodwill and intangible impairment (iii) excludes certain other acquisition-related and/or reorganization expenses and (iv) excludes preferred stock dividends. . In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$68,518	$68,518	$—	$—		$68,518
Brokerage	5	34,929	34,934	—	23	(e)	34,957
Management fees	16,540	—	16,540	(330)	(5,944)	(a)	10,266
Incentive income	(7,815)	—	(7,815)	(124)	5,839	(a)	(2,100)
Investment Income	9,259	2,956	12,215	—	(12,215)	(c)	—
Interest and dividends	—	—	—	—	3,159	(c)(e)	3,159
Reimbursement from affiliates	—	—	—	(91)	3,593	(f)	3,502
Other revenue	72	(15)	57	—	647	(c)	704
Consolidated Funds revenues	—	—	—	602	—		602
Total revenues	18,061	106,388	124,449	57	(4,898)		119,608
Expenses
Non interest expense	16,198	92,890	109,088	—	1,179	(c)(d)	110,267
Interest and dividends	2,866	1,279	4,145	—	1,950	(c)(e)	6,095
Consolidated Funds expenses	—	—	—	634	—		634
Total expenses	19,064	94,169	113,233	634	3,129		116,996
Total other income (loss)	—	—	—	1,317	10,049	(c)	11,366
Income taxes expense / (benefit)	—	—	—	—	3,346	(b)	3,346
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(1,051)	—	(1,051)	(740)	(2,125)		(3,916)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(2,054)	$12,219	$10,165	$—	$(3,449)		$6,716

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2014
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$30,292	$30,292	$—	$—		$30,292
Brokerage	25	35,027	35,052	—	(1,741)	(e)	33,311
Management fees	16,166	—	16,166	(243)	(6,231)	(a)	9,692
Incentive income	7,817	—	7,817	(154)	(4,939)	(a)	2,724
Investment Income	16,632	4,964	21,596	—	(21,596)	(c)	—
Interest and dividends	—	—	—	—	12,460	(c)(e)	12,460
Reimbursement from affiliates	—	—	—	(84)	3,102	(f)	3,018
Other revenue	140	102	242	—	510	(c)	752
Consolidated Funds revenues	—	—	—	653	—		653
Total revenues	40,780	70,385	111,165	172	(18,435)		92,902
Expenses
Non interest expense	28,494	67,686	96,180	—	1,133	(c)(d)	97,313
Interest and dividends	2,622	32	2,654	—	7,539	(c)(e)	10,193
Consolidated Funds expenses	—	—	—	398	—		398
Total expenses	31,116	67,718	98,834	398	8,672		107,904
Total other income (loss)	—	—	—	2,414	26,232	(c)	28,646
Income taxes expense / (benefit)	—	—	—	—	46	(b)	46
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(3,818)	—	(3,818)	(2,188)	790		(5,216)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$5,846	$2,667	$8,513	$—	$(131)		$8,382

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$133,751	$133,751	$—	$—		$133,751
Brokerage	23	70,435	70,458	—	(47)	(e)	70,411
Management fees	33,147	—	33,147	(567)	(11,930)	(a)	20,650
Incentive income	7,547	—	7,547	(306)	(6,969)	(a)	272
Investment Income	31,090	10,005	41,095	—	(41,095)	(c)	—
Interest and dividends	—	—	—	—	6,242	(c)(e)	6,242
Reimbursement from affiliates	—	—	—	(176)	7,320	(f)	7,144
Other revenue	93	32	125	—	1,247	(c)	1,372
Consolidated Funds revenues	—	—	—	860	—		860
Total revenues	71,900	214,223	286,123	(189)	(45,232)		240,702
Expenses
Non interest expense	51,032	189,218	240,250	—	2,686	(c)(d)	242,936
Interest and dividends	5,910	2,257	8,167	—	3,707	(c)(e)	11,874
Consolidated Funds expenses	—	—	—	992	—		992
Total expenses	56,942	191,475	248,417	992	6,393		255,802
Total other income (loss)	—	—	—	3,724	51,719	(c)	55,443
Income taxes expense / (benefit)	—	—	—	—	10,293	(b)	10,293
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(3,896)	—	(3,896)	(2,543)	(197)		(6,636)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$11,062	$22,748	$33,810	$—	$(10,396)		$23,414

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2014
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$79,854	$79,854	$—	$—		$79,854
Brokerage	25	69,376	69,401	—	(3,260)	(e)	66,141
Management fees	30,255	—	30,255	(477)	(11,162)	(a)	18,616
Incentive income	12,412	—	12,412	(154)	(7,036)	(a)	5,222
Investment Income	24,961	4,809	29,770	—	(29,770)	(c)	—
Interest and dividends	—	—	—	—	21,712	(c)(e)	21,712
Reimbursement from affiliates	—	—	—	(164)	5,082	(f)	4,918
Other revenue	97	—	97	—	1,210	(c)	1,307
Consolidated Funds revenues	—	—	—	1,809	—		1,809
Total revenues	67,750	154,039	221,789	1,014	(23,224)		199,579
Expenses
Non interest expense	49,667	143,865	193,532	—	2,435	(c)(d)	195,967
Interest and dividends	3,231	66	3,297	—	13,968	(c)(e)	17,265
Consolidated Funds expenses	—	—	—	700	—		700
Total expenses	52,898	143,931	196,829	700	16,403		213,932
Total other income (loss)	—	—	—	2,621	39,482	(c)	42,103
Income taxes expense / (benefit)	—	—	—	—	125	(b)	125
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(6,444)	—	(6,444)	(2,935)	(24)		(9,403)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$8,408	$10,108	$18,516	$—	$(294)		$18,222

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
(e)    Economic Income (Loss) recognizes stock borrow/loan activity (prior to January 2015) and other brokerage dividends as brokerage revenue.
(f)    Reimbursement from affiliates is shown as a reduction of Economic Income expenses, but is included as a part of revenues under US GAAP.
For the three and six months ended June 30, 2015 and 2014, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

18. Regulatory Requirements
As registered broker-dealers, Cowen and Company and ATM Execution are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution is required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2015, Cowen and Company had total net capital of approximately $86.9 million, which was approximately $85.9 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2015, ATM Execution had total net capital of approximately $2.8 million, which was approximately $2.5 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of June 30, 2015, Ramius UK's Financial Resources of $0.31 million exceeded its minimum requirement of $0.05 million by $0.26 million. As of June 30, 2015, CIL's Financial Resources of $3.4 million exceeded its minimum requirement of $2.1 million by $1.3 million.
Cowen and Company (Asia) Limited (“Cowen Asia”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of June 30, 2015, Cowen Asia's Financial Resources of $0.5 million exceeded the minimum requirement of $0.4 million by $0.1 million.
19. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of June 30, 2015 and December 31, 2014, $5.6 million and $5.1 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. The Company reimbursed the funds it manages $0.1 million and $0.4 million for the three months ended June 30, 2015 and 2014 and $0.1 million and $0.8 million for the six months ended June 30, 2015 and 2014 which were recorded net in management fees and incentive income in the accompanying consolidated statements of operations. As of June 30, 2015 and December 31, 2014, related amounts still payable were $0.1 million and $0.1 million, respectively, and were reflected in fees payable in the accompanying consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying consolidated statements of financial condition. As of June 30, 2015 and December 31, 2014, loans to employees of $4.2 million and $6.1 million, respectively, were included in due from related parties on the accompanying consolidated statements of financial condition. Of these amounts $1.9 million and $3.9 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.7 million and $0.8 million, for the three months ended June 30, 2015 and 2014 and $2.0 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively. This expense is included in employee compensation and benefits in the accompanying consolidated statement of operations. For the three and six months ended June 30, 2015, and 2014, the interest income was insignificant for all loans and advances. The remaining balance included in

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Included in due to related parties is approximately $0.4 million and $0.5 million as of June 30, 2015 and December 31, 2014, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
During March 2015, the Company issued a $15.0 million unsecured loan to its real estate business with maturity of June 29, 2015 and an effective annualized interest rate of 8.8%. This balance was fully repaid to the Company during June 2015. The interest income for the three and six months ended June 30, 2015 was $0.3 million.
During June 2015, the Company issued a $0.9 million unsecured loan to its real estate business with a maturity date of July 29, 2015 and an effective annualized interest rate of LIBOR plus 6%. This loan is included in due from related parties on the accompanying consolidated statements of financial condition. The interest income for the three and six months ended June 30, 2015 was insignificant.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of June 30, 2015 and December 31, 2014. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
21. Subsequent Events
On July 15, 2015 the Company entered into a definitive agreement to acquire Concept Capital Markets, LLC, a leading independent provider of prime brokerage services. On July 29, 2015, the Company entered into a definitive agreement to acquire Conifer Securities, LLC, the prime services division of Conifer Financial Services LLC. Both transactions are expected to close in the third quarter of 2015 and are subject to customary closing conditions and regulatory approval.
On July 28, 2015, the Company's Board of Directors approved a $22.6 million increase in the Company's share repurchase program (see Note 14) bringing the total remaining shares available for repurchase to $25.0 million.
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
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including activism, healthcare royalties, customized solutions, real estate, managed futures, event driven equity, and global macro. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $13.2 billion of assets under management as of July 1, 2015. See the section titled "Assets Under Management and Fund Performance" for further analysis.
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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of June 30, 2015, we had investments in Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP ("COIL"), Cowen Investments LLC ("Cowen Investments"), Starboard entities, and other investments. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and Cowen Investments are wholly owned entities managed by the Company which is used solely for the firm's invested capital.
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

Recent Developments
In May 2015, the Company‘s option-based, fundamental global macro strategy began trading external capital and currently has approximately $280.9 million of trading assets.
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.3 million of proceeds, net of underwriting fees and issuance costs of $3.4 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
On July 15, 2015 the Company entered into a definitive agreement to acquire Concept Capital Markets, LLC, a leading independent provider of prime brokerage services. On July 29, 2015, the Company entered into a definitive agreement to acquire Conifer Securities, LLC, the prime services division of Conifer Financial Services LLC. Both transactions are expected to close in the third quarter of 2015 and are subject to customary closing conditions and regulatory approval.
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
Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Hedge Funds. Management fees for the Company's hedge funds are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income.

•
Mutual Funds. Management fees for the Company’s mutual funds (State Street/Ramius Managed Futures Strategy Fund, Ramius Event Driven Equity Fund, Ramius Hedged Alpha Fund and Ramius Strategic Volatility Fund) are

generally charged at an annual rate of up to 1.35% of assets under management (subject to an overall expense cap of up to 1.9%).

•
Alternative Solutions. Management fees for the Alternative Solutions business are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income or based on assets under management at the beginning of the month. Management fees earned from the Alternative Solutions business are based and initially calculated on estimated net asset values and actual fees ultimately earned could be impacted to the extent of any changes in these estimates.

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

•
HealthCare Royalty Partners. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners' funds), management fees for the funds and managed accounts advised by HealthCare Royalty Partners are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of the net asset value of the funds or managed accounts or the aggregate cost basis of the unrealized investments held by the funds. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 0.5%. Management and platform fees are generally calculated monthly based on each account's notional trading level at the end of each month.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for hedge funds and up to 10% for alternative solutions products (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return.
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

•
Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions such as private placements of loans and debt and equity securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured (which may be in cash or securities). The Company records sales agent commissions on a trade date basis. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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
Assets Under Management and Fund Performance
Assets Under Management
Assets under management refer to all of our alternative investment products, solutions and services including hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, commodity pools, managed futures funds, fund of funds, real estate and healthcare royalty funds. Assets under management also include the fair value of assets we manage pursuant to separately managed accounts, collateralized debt obligations for which we are the collateral manager, and, as indicated in the footnotes to the table below, proprietary assets which the Company has invested in these products. Also, as indicated, assets under management for certain products may represent committed capital, where the Company owns a portion of the general partners, or committed funding that may not be under our control but forms part of the alternative investment product’s trading level.
As of July 1, 2015, the Company had assets under management of $13.2 billion, a 6.0% increase as compared to assets under management of $12.5 billion as of January 1, 2015. The $0.7 billion increase in assets under management during the six months ended June 30, 2015 primarily resulted from hedge funds products.
The following table is a breakout of total assets under management by platform as of July 1, 2015 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (i) (o)	Alternative Solutions (a) (c) (j)	Ramius Trading Strategies (d) (k)	Real Estate (a) (l)	Healthcare Royalty Partners (e) (f) (m)	Other (n)	Total
	(dollars in millions)
January 1, 2013	2,349	2,465	146	1,533	1,473	105	8,071
Subscriptions	819	1,450	—	222	50	—	2,541
Redemptions	(368)	(792)	(53)	(116)	—	(38)	(1,367)
Performance (g)	368	(187)	1	—	—	—	182
Net Return (h)	15.67%	(7.59)%	0.68%	—%	—%	—%	2.25%
January 1, 2014	3,168	2,936	94	1,639	1,523	67	9,427
Subscriptions	1,132	1,326	35	249	1,059	—	3,801
Redemptions	(935)	(272)	—	(181)	—	(19)	(1,407)
Performance (g)	853	(206)	18	—	—	—	665
Net Return (h)	26.93%	(7.02)%	19.15%	—%	—%	—%	7.05%
January 1, 2015	4,218	3,784	147	1,707	2,582	48	12,486
Subscriptions	969	234	—	74	—	—	1,277
Redemptions	(31)	(220)	(7)	—	(13)	(6)	(277)
Performance (g)	(104)	(149)	(4)	—	—	—	(257)
Net Return (h)	(2.47)%	(3.94)%	(2.72)%	—%	—%	—%	(2.06)%
July 1, 2015	$5,052	$3,649	$136	$1,781	$2,569	$42	$13,229

(a)
The Company owns between 20% and 55% of the general partners or managing members of the real estate business, the activist business, the long/short credit business (from July 2013 through December 2014) (the single strategy hedge funds) and the alternative solutions business (as of September 2013).

(b)
These amounts include the Ramius Event Driven Equity Fund and the Company's invested capital of approximately $175.5 million, $172.2 million and $155.6 million as of July 1, 2015, January 1, 2015 and January 1, 2014, respectively.

(c)	These amounts include the Company's invested capital of approximately $2.5 million as of January 1, 2013 and none in subsequent years.

(d)
These amounts include State Street Ramius Managed Futures Strategy Fund (formerly named Ramius Trading Strategies Managed Futures Fund) and the Company's invested capital of approximately $19.4 million as of January 1, 2013. RTS Global 3X was liquidated on March 31, 2013, therefore, the notional amount of the Company's investment in RTS Global 3X Fund LP is only included in the Company's assets under management as of January 1, 2013 and prior years.

(e)	These amounts include the Company's invested capital of approximately $19.9 million, $20.7 million and $16.4 million as of July 1, 2015, January 1, 2015 and January 1, 2014, respectively.

(f)	This amount reflects committed capital.

(g)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(h)	Net returns are calculated on the platform as a whole. Net return of individual funds will vary based on the timing and strategy the respective funds.

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
Fund Performance
For the quarter ended June 30, 2015, the Company's hedge fund vehicles had mixed results relative to their respective benchmarks. June was an especially challenging month due to financial markets’ concerns over a potential default in Greece, the rapid decline in Chinese stocks and uncertainty regarding the timing of the Federal Reserve’s prospective increase in interest rates. A number of recognizable trends were halted or reversed, and volatility increased across multiple asset classes. Following an extremely strong performance in 2014, the activist strategy had slightly negative results in the quarter, and lagged behind the Russell 2000 Index, which was close to break-even for the period. Given the significant amount of assets invested in this strategy, the performance of the activist strategy will continue to have a meaningful effect on the Company’s financial results. The merger arbitrage fund had a positive quarter despite a loss in June and continues to perform very well on both a relative and absolute basis compared to HFRX merger arbitrage and event-driven indices. As noted last quarter, the strategy assets have not yet reached the scale necessary to be a significant economic contributor to our overall business. Our newest strategy pursues fundamental macro themes through investments in options and swaptions. The strategy began accepting external capital in May 2015. The strategy assets have not yet reached the scale necessary to be a significant economic contributor to our overall business.
The liquid alternative mutual funds which offer exposure to hedge fund alpha, multi-manager managed futures access, a long volatility strategy and an event-driven equity fund also had mixed results for the first quarter. These funds still have relatively modest amounts of invested assets, which means the performance of these funds does not have a significant impact on the Company’s results of operations. The hedge fund alpha vehicle’s results were negative, which was primarily driven by June performance that was impacted by macro volatility related to Greece. The strategic volatility fund significantly outperformed its benchmark in a quarter marked by periods of modest equity volatility, with stresses related to Greece and

China causing a substantial increase in volatility during June. The event-driven equity fund had slightly positive performance for the quarter and exceeded its benchmark index. The managed futures fund was negatively affected by trend reversals in June but the fund outperformed its benchmark CTA index. We believe this partnership will help grow the assets invested in the managed futures fund over time, which is already the largest of our liquid alternative mutual funds.
The solutions business performed satisfactorily in its specialized assignments. The internally managed multi-strategy funds maintained their focus on capital preservation, while continuing to execute opportunistic transactions linked to certain assets. With regard to the longer-dated investment vehicles in real estate, the largest legacy real estate debt fund was marginally negative for the quarter, while the legacy equity fund was slightly positive. Certain of the legacy real estate funds are in the process of returning capital to investors. The most recent real estate debt fund continues to make investments, and interim results are meeting performance expectations. Our health care royalty strategy, which raised a substantial amount of capital in 2014, continues to produce management fees and make progress towards reaching the point above which it will generate incentive allocations.
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
As of June 30, 2015, the Company's invested capital amounted to a net value of $735.6 million (supporting a long market value of $1,155.0 million), representing approximately 94% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of June 30, 2015. The net values presented in the table below do not tie to Cowen Group's consolidated statement of financial condition as of June 30, 2015 because they are included in various line items of the accompanying consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$531.1	68%
Merchant Banking	145.1	18%
Real Estate	59.4	8%
Total	735.6	94%
Stockholders' Equity	$785.6	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) of our alternative investment and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 17 to the accompanying condensed Company's consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended June 30,		Period to Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$68,518	$30,292	$38,226	126%
Brokerage	34,957	33,311	1,646	5%
Management fees	10,266	9,692	574	6%
Incentive income	(2,100)	2,724	(4,824)	(177)%
Interest and dividends	3,159	12,460	(9,301)	(75)%
Reimbursement from affiliates	3,502	3,018	484	16%
Other revenues	704	752	(48)	(6)%
Consolidated Funds revenues	602	653	(51)	(8)%
Total revenues	119,608	92,902	26,706	29%
Expenses
Employee compensation and benefits	75,328	64,404	10,924	17%
Interest and dividends	6,095	10,193	(4,098)	(40)%
General, administrative and other expenses	34,939	32,909	2,030	6%
Consolidated Funds expenses	634	398	236	59%
Total expenses	116,996	107,904	9,092	8%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	9,070	23,037	(13,967)	(61)%
Consolidated Funds net gains (losses)	2,296	5,609	(3,313)	(59)%
Total other income (loss)	11,366	28,646	(17,280)	(60)%
Income (loss) before income taxes	13,978	13,644	334	2%
Income taxes expense (benefit)	3,346	46	3,300	NM
Net income (loss)	10,632	13,598	(2,966)	(22)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	3,916	5,216	(1,300)	(25)%
Net income (loss) attributable to Cowen Group, Inc.	6,716	8,382	(1,666)	(20)%
Preferred stock dividends	755	—	755	NM
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$5,961	$8,382	$(2,421)	(29)%
Revenues
Investment Banking
Investment banking revenues increased $38.2 million to $68.5 million for the three months ended June 30, 2015 compared with $30.3 million in the prior year period. During the three months ended June 30, 2015, the Company completed 39 underwriting transactions, five strategic advisory transactions and three debt capital market transactions. During the three months ended June 30, 2014, the Company completed 32 underwriting transactions. The average underwriting fee per transaction was 64.5% greater in the second quarter of 2015 as compared to the prior year period.
Brokerage
Brokerage revenues increased $1.7 million to $35.0 million for the three months ended June 30, 2015 compared with $33.3 million in the prior year period. This was attributable to a decrease in facilitation losses in our cash equities and options businesses, an increase in our electronic trading revenues and an increase in payments for research services offset by a decrease in the average cost per share rate on cash equity commissions on slightly higher trading volumes. Customer trading volumes across the industry (according to Bloomberg) increased 4% for the three months ended June 30, 2015 compared to the same period in the prior year.
Management Fees
Management fees increased $0.6 million to $10.3 million for the three months ended June 30, 2015 compared with $9.7 million in the prior year period. This increase was primarily related to an increase in management fees from our healthcare royalty business offset partially by a decrease in management fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Incentive Income
Incentive income decreased $4.8 million to a loss of $2.1 million for the three months ended June 30, 2015, compared with an income of $2.7 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our alternative solutions business and a decrease in performance fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Interest and Dividends
Interest and dividends decreased $9.3 million to $3.2 million for the three months ended June 30, 2015 compared with $12.5 million in the prior year period. This decrease was attributable to the completion of the wind down of our securities lending business during the first quarter of 2015
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.5 million to $3.5 million for the three months ended June 30, 2015 compared with $3.0 million in the prior year period.
Other Revenues
Other revenues decreased $0.1 million to $0.7 million for the three months ended June 30, 2015 compared with $0.8 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.1 million to $0.6 million for the three months ended June 30, 2015 compared with $0.7 million in the prior year period.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $10.9 million to $75.3 million for the three months ended June 30, 2015 compared with $64.4 million in the prior year period. The increase is primarily due to $26.7 million higher revenues offset partially by $17.2 million lower other income (loss) during the second quarter of 2015 as compared to 2014 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The Company's headcount increased 4.3%. The compensation to revenue ratio, based on total revenues only, was 63% for the three months ended June 30, 2015, compared with 69% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 17% increase in total compensation combined with a 29% increase in total revenues. The compensation to revenue ratio, including other income (loss), was 58% for the three months ended June 30, 2015, compared with 53% for the prior year period.
Interest and Dividends
Interest and dividend expenses decreased $4.1 million to $6.1 million for the three months ended June 30, 2015 compared with $10.2 million in the prior year period. This decrease was attributable to the completion of the wind down of our securities lending business during the first quarter of 2015 offset partially by an increase related to the convertible debt and other notes payable issued during the first and fourth quarter of 2014.
General, Administrative and Other Expenses
General, administrative and other expenses increased $2.0 million to $34.9 million for the three months ended June 30, 2015 compared with $32.9 million in the prior year period. This was primarily due to higher legal and other professional fees and an increase in client services and business development, which are variable expenses, related to higher revenues.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.2 million to $0.6 million for the three months ended June 30, 2015 compared with $0.4 million for the prior year period.
Other Income (Loss)
Other income (loss) decreased $17.2 million to $11.4 million for the three months ended June 30, 2015 compared with $28.6 million in the prior year period. The decrease primarily relates to a decrease in the Company's performance in the Company's own invested capital as well as a decrease in performance in our activist strategy. The gains and losses shown under

Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $3.3 million to $3.3 million for the three months ended June 30, 2015 compared with an income tax benefit of $0.05 million in the prior year period. This increase is primarily attributable to the decrease of the Company’s US federal and state deferred tax assets due to the Company’s increase in operating profits.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased by $1.3 million to $3.9 million for the three months ended June 30, 2015 compared with $5.2 million in the prior year period. The decrease was primarily the result of selling our long/short credit business during the fourth quarter of 2014 and a decrease in performance in the alternative solutions business. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Condensed Consolidated Statements of Operations
	(unaudited)
	Six Months Ended June 30,		Period to Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$133,751	$79,854	$53,897	67%
Brokerage	70,411	66,141	4,270	6%
Management fees	20,650	18,616	2,034	11%
Incentive income	272	5,222	(4,950)	(95)%
Interest and dividends	6,242	21,712	(15,470)	(71)%
Reimbursement from affiliates	7,144	4,918	2,226	45%
Other revenues	1,372	1,307	65	5%
Consolidated Funds revenues	860	1,809	(949)	(52)%
Total revenues	240,702	199,579	41,123	21%
Expenses
Employee compensation and benefits	171,192	131,965	39,227	30%
Interest and dividends	11,874	17,265	(5,391)	(31)%
General, administrative and other expenses	71,744	64,002	7,742	12%
Consolidated Funds expenses	992	700	292	42%
Total expenses	255,802	213,932	41,870	20%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	48,061	34,391	13,670	40%
Consolidated Funds net gains (losses)	7,382	7,712	(330)	(4)%
Total other income (loss)	55,443	42,103	13,340	32%
Income (loss) before income taxes	40,343	27,750	12,593	45%
Income taxes expense (benefit)	10,293	125	10,168	NM
Net income (loss)	30,050	27,625	2,425	9%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	6,636	9,403	(2,767)	(29)%
Net income (loss) attributable to Cowen Group, Inc.	23,414	18,222	5,192	28%
Preferred stock dividends	755	—	755	NM
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$22,659	$18,222	$4,437	24%

Revenues
Investment Banking
Investment banking revenues increased $53.9 million to $133.8 million for the six months ended June 30, 2015 compared with $79.9 million in the prior year period. During the six months ended June 30, 2015, the Company completed 86 underwriting transactions, seven strategic advisory transactions and four debt capital market transactions. During the six months ended June 30, 2014, the Company completed 73 underwriting transactions, three strategic advisory transactions and three debt capital market transactions. The average underwriting fee per transaction was 35.6% greater in the first six months of 2015 as compared to the prior year period.
Brokerage
Brokerage revenues increased $4.3 million to $70.4 million for the six months ended June 30, 2015 compared with $66.1 million in the prior year period. This was attributable to a decrease in facilitation losses in our cash equity and option businesses, an increase in our electronic trading revenue, and an increase in payments for research services partially offset by a decrease in the average cost per share rate on cash equity commissions on slightly higher trading volumes. Customer trading volumes across the industry (according to Bloomberg) increased 4% for the six months ended June 30, 2015 compared to the prior year period.
Management Fees
Management fees increased $2.1 million to $20.7 million for the six months ended June 30, 2015 compared with $18.6 million in the prior year period. This increase was primarily related to an increase in management fees from our healthcare royalty and alternative solutions businesses offset partially by a decrease in management fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Incentive Income
Incentive income decreased $4.9 million to $0.3 million for the six months ended June 30, 2015, compared with $5.2 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our alternative solutions business and a decrease in performance fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Interest and Dividends
Interest and dividends decreased $15.5 million to $6.2 million for the six months ended June 30, 2015 compared with $21.7 million in the prior year period. This decrease was attributable to the completion of the wind down of our securities lending business during the first quarter of 2015.
Reimbursements from Affiliates
Reimbursements from affiliates increased $2.2 million to $7.1 million for the six months ended June 30, 2015 compared with $4.9 million in the prior year period. The increase is primarily related to an increase in reimbursements from the activist business.
Other Revenues
Other revenues increased $0.1 million to $1.4 million for the six months ended June 30, 2015 compared with $1.3 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.9 million to $0.9 million for the six months ended June 30, 2015 compared with $1.8 million in the prior year period.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $39.2 million to $171.2 million for the six months ended June 30, 2015 compared with $132.0 million in the prior year period. The increase is primarily due to $41.1 million higher total revenues and $13.3 million higher other income (loss) during 2015 as compared to 2014, resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The Company's head count increased 4.3%. The compensation to revenue ratio, based on total revenues only, was 71% for the six months ended June 30,

2015, compared with 66% in the prior year period. The compensation to revenue ratio, including other income (loss), was 58% for the six months ended June 30, 2015, compared with 55% in the prior year period.
Interest and Dividends
Interest and dividend expenses decreased $5.4 million to $11.9 million for the six months ended June 30, 2015 compared with $17.3 million in the prior year period. This decrease was attributable to the completion of the wind down of our securities lending business during the first quarter of 2015 offset partially by an increase related to the convertible debt and other notes payable issued during the first and fourth quarter of 2014.
General, Administrative and Other Expenses
General, administrative and other expenses increased $7.7 million to $71.7 million for the six months ended June 30, 2015 compared with $64.0 million in the prior year period. This was primarily due to higher legal and other professional fees and an increase in client services and business development, which are variable expenses, related to higher revenues.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.3 million to $1.0 million for the six months ended June 30, 2015 compared with $0.7 million in the prior year period.
Other Income (Loss)
Other income (loss) increased $13.3 million to $55.4 million for the six months ended June 30, 2015 compared with $42.1 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $10.2 million to $10.3 million for the six months ended June 30, 2015 compare with $0.1 million in the prior year period. This increase is primarily attributable to the decrease of the Company’s US federal and state deferred tax assets due to the Company’s increase in operating profits.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased $2.8 million to $6.6 million for the six months ended June 30, 2015 compared with $9.4 million in the prior year period. The decrease was primarily the result of selling our long/short credit business during the fourth quarter of 2014 and a decrease in performance in the alternative solutions business. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
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
Economic Income (Loss)
The performance measure used by the Company for each segment is Economic Income (Loss), which management uses to evaluate the financial performance of and to make operating decisions for the firm as a whole and each segment. Accordingly, management assesses its business by analyzing the performance of each segment and believes that investors should review the same performance measure that it uses to analyze its segment and business performance. In addition, management believes that Economic Income (Loss) is helpful to gain an understanding of its segment results of operations because it reflects such results on a consistent basis for all periods presented.
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 17 to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q.
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds (ii) excludes goodwill and intangible impairment (iii) excludes certain other acquisition-related and/or reorganization expenses and (iv) excludes preferred stock dividends. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
For the three months ended June 30, 2015 and 2014, the Company's alternative investment segment includes hedge funds, replication products, liquid alternative risk premia products, customized solutions, mutual funds, commodity pools, managed futures funds, fund of funds, real estate and healthcare royalty funds operating results and other investment platforms operating results.
For the three months ended June 30, 2015 and 2014, the Company's broker-dealer segment includes investment banking, research and brokerage businesses' operating results.

	Economic Income (Loss)
	(unaudited)
	Three Months Ended June 30,
	2015			2014			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$68,518	$68,518	$—	$30,292	$30,292	$38,226	126%
Brokerage	5	34,929	34,934	25	35,027	35,052	(118)	—%
Management fees	16,540	—	16,540	16,166	—	16,166	374	2%
Incentive income (loss)	(7,815)	—	(7,815)	7,817	—	7,817	(15,632)	(200)%
Investment income (loss)	9,259	2,956	12,215	16,632	4,964	21,596	(9,381)	(43)%
Other revenues	72	(15)	57	140	102	242	(185)	(76)%
Total economic income revenues	18,061	106,388	124,449	40,780	70,385	111,165	13,284	12%
Non-interest expenses	16,198	92,890	109,088	28,494	67,686	96,180	12,908	13%
Interest expense	2,866	1,279	4,145	2,622	32	2,654	1,491	56%
Non-controlling interest	(1,051)	—	(1,051)	(3,818)	—	(3,818)	2,767	(72)%
Economic income (loss)	$(2,054)	$12,219	$10,165	$5,846	$2,667	$8,513	$1,652	19%
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $124.4 million for the three months ended June 30, 2015, an increase of $13.2 million compared to Economic Income (Loss) revenues of $111.2 million in the prior year period. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues. The increase was primarily related to an increase in investment banking offset partially by decreased performance of the Company's invested capital.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $18.1 million for the three months ended June 30, 2015, a decrease of $22.7 million compared to Economic Income (Loss) revenues of $40.8 million in the prior year period.
Management Fees.    Management fees for the segment increased $0.3 million to $16.5 million for the three months ended June 30, 2015 compared with $16.2 million in the prior year period. This increase was primarily related to an increase in management fees for our activist and healthcare royalty businesses offset partially by lower management fees from the real estate business.
Incentive Income (Loss).    Incentive income for the segment decreased $15.6 million to a loss of $7.8 million for the three months ended June 30, 2015 compared with an income of $7.8 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our activist and alternative solutions businesses.
Investment Income (Loss).    Investment income for the segment decreased $7.4 million to $9.3 million for the three months ended June 30, 2015, compared with $16.6 million in the prior year period. The decrease primarily relates to a decrease in the Company's performance in the Company's own invested capital.
Other Revenues.    Other revenues for the segment remained fairly flat at $0.1 million for the three months ended June 30, 2015, compared with $0.1 million in the prior year period.

Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $106.4 million for the three months ended June 30, 2015, an increase of $36.0 million compared with Economic Income (Loss) revenues of $70.4 million in the prior year period.
Investment Banking.    Investment banking revenues increased $38.2 million to $68.5 million for the three months ended June 30, 2015 compared with $30.3 million in the prior year period. During the three months ended June 30, 2015, the Company completed 39 underwriting transactions, five strategic advisory transactions and three debt capital market transactions. During the three months ended June 30, 2014, the Company completed 32 underwriting transactions. The average underwriting fee per transaction was 64.5% greater in the second quarter of 2015 as compared to the prior year period.
Brokerage.    Brokerage revenues decreased $0.1 million to $34.9 million for the three months ended June 30, 2015, compared with $35.0 million in the prior year period. This was attributable to a decrease in facilitation losses in our cash equities and options businesses, an increase in our electronic trading revenues and an increase in payments for research services offset by a decrease in the average cost per share rate on cash equity commissions on slightly higher trading volumes. Customer trading volumes across the industry (according to Bloomberg) increased 4% for the three months ended June 30, 2015 compared to the same period in the prior year.
Investment Income (Loss).    Investment income for the segment decreased $2.0 million to $3.0 million for the three months ended June 30, 2015 compared with $5.0 million in the prior year period. The decrease is a result of a decrease in overall investment income which is allocated amongst the segments.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $12.9 million to $109.1 million for the three months ended June 30, 2015, compared with $96.2 million in the prior year period.
Compensation and Benefits.    Compensation and benefits expenses, included within non-interest expenses, increased $11.0 million to $74.6 million for the three months ended June 30, 2015, compared with $63.6 million in the prior year period. The increase is due to $13.2 million higher revenues during the second quarter of 2015 as compared to 2014 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The Company's headcount increased 4.3%. The compensation to revenue ratio was 60% for the three months ended June 30, 2015, compared to 57% for the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $2.0 million to $24.8 million for the three months ended June 30, 2015, compared with $22.8 million in the prior year period. This increase was primarily due to higher legal and other professional fees, and an increase in costs from equity method investments.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$3,192	$3,023	$169	6%
Professional, advisory and other fees	4,271	3,006	1,265	42%
Occupancy and equipment	6,449	5,850	599	10%
Depreciation and amortization	2,140	2,380	(240)	(10)%
Service fees	1,666	2,084	(418)	(20)%
Expenses from equity investments	3,980	3,388	592	17%
Other	3,077	3,027	50	2%
Total	$24,775	$22,758	$2,017	9%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $0.5 million to $12.0 million for the three months ended June 30, 2015, compared with $11.5 million in the prior year period. The increase is primarily related to an increase in client services and business development.

The following table shows the components of the non-compensation expenses—variable, for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$4,985	$4,845	$140	3%
HealthCare Royalty Partners syndication costs	132	63	69	110%
Expenses related to Luxembourg reinsurance companies	652	776	(124)	(16)%
Marketing and business development	5,859	5,452	407	7%
Other	402	412	(10)	(2)%
Total	$12,030	$11,548	$482	4%
Interest expense.    Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, increased $1.4 million to $4.1 million for the three months ended June 30, 2015 compared with $2.7 million in the prior year period.
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, increased $0.5 million to $2.3 million for the three months ended June 30, 2015 compared with $1.8 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Non-Controlling Interest.    Income (loss) attributable to redeemable non-controlling interests decreased by $2.7 million to $1.1 million for the three months ended June 30, 2015 compared with $3.8 million in the prior year period. The decrease was primarily the result of selling our long/short credit business during the fourth quarter of 2014 and a decrease in performance in the alternative solutions business. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Economic Income (Loss)
	(unaudited)
	Six Months Ended June 30,
	2015			2014			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$133,751	$133,751	$—	$79,854	$79,854	$53,897	67%
Brokerage	23	70,435	70,458	25	69,376	69,401	1,057	2%
Management fees	33,147	—	33,147	30,255	—	30,255	2,892	10%
Incentive income (loss)	7,547	—	7,547	12,412	—	12,412	(4,865)	(39)%
Investment income (loss)	31,090	10,005	41,095	24,961	4,809	29,770	11,325	38%
Other income (loss)	93	32	125	97	—	97	28	29%
Total economic income revenues	71,900	214,223	286,123	67,750	154,039	221,789	64,334	29%
Non-interest expenses	51,032	189,218	240,250	49,667	143,865	193,532	46,718	24%
Interest expense	5,910	2,257	8,167	3,231	66	3,297	4,870	148%
Non-controlling interest	(3,896)	—	(3,896)	(6,444)	—	(6,444)	2,548	(40)%
Economic income (loss)	$11,062	$22,748	$33,810	$8,408	$10,108	$18,516	$15,294	83%
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $286.1 million for the six months ended June 30, 2015, an increase of $64.3 million compared to Economic Income (Loss) revenues of $221.8 million in the prior year period. The increase was across all parts of the Company's business lines. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.

Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $71.9 million for the six months ended June 30, 2015, an increase of $4.1 million compared to Economic Income (Loss) revenues of $67.8 million in the prior year period.
Management Fees.    Management fees for the segment increased $2.8 million to $33.1 million for the six months ended June 30, 2015 compared with $30.3 million in the prior year period. This increase was primarily related to an increase in management fees for our activist and healthcare royalty businesses offset partially by lower management fees from the real estate business.
Incentive Income (Loss).    Incentive income for the segment decreased $4.9 million to $7.5 million for the six months ended June 30, 2015 compared with $12.4 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our activist and alternative solutions businesses along side a decrease in performance fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Investment Income (Loss).    Investment income for the segment increased $6.1 million to $31.1 million for the six months ended June 30, 2015 compared with $25.0 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment remained fairly flat at $0.1 million for the six months ended June 30, 2015 and the prior year period.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $214.2 million for the six months ended June 30, 2015, an increase of $60.2 million compared with Economic Income (Loss) revenues of $154.0 million in the prior year.
Investment Banking.    Investment banking revenues increased $53.9 million to $133.8 million for the six months ended June 30, 2015 compared with $79.9 million in the prior year period. During the six months ended June 30, 2015, the Company completed 86 underwriting transactions, seven strategic advisory transactions and four debt capital market transactions. During the six months ended June 30, 2014, the Company completed 73 underwriting transactions, three strategic advisory transactions and three debt capital market transactions. The average underwriting fee per transaction was 35.6% greater in the first six months of 2015 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $1.0 million to $70.4 million for the six months ended June 30, 2015, compared with $69.4 million in the prior year period. This was attributable to a decrease in facilitation losses in our cash equity and option businesses, an increase in our electronic trading revenue, and an increase in payments for research services partially offset by a decrease in the average cost per share rate on cash equity commissions on slightly higher trading volumes. Customer trading volumes across the industry (according to Bloomberg) increased 4% for the six months ended June 30, 2015 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $5.2 million to income of $10.0 million for the six months ended June 30, 2015, compared with $4.8 million in the prior year period. The increase is a result of an increase in overall investment income which is allocated amongst the segments.
Other Income (Loss).    Other income (loss) for the segment remained fairly flat at $0.1 million for the six months ended June 30, 2015 and the prior year period.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $46.8 million to $240.3 million for the six months ended June 30, 2015, compared with $193.5 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $39.1 million to $169.7 million for the six months ended June 30, 2015 compared with $130.6 million in the prior year period. The increase is due to $64.3 million higher revenues during 2015 as compared to 2014 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 59% for six months ended June 30, 2015 compared with 59% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $4.5 million to $49.8 million for the six months ended June 30, 2015 compared with $45.3 million in the prior year period. This increase was primarily due to higher legal and other professional fees, and an increase in costs from equity method investments.

The following table shows the components of the non-compensation expenses—fixed, for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$6,833	$6,267	$566	9%
Professional, advisory and other fees	8,257	6,150	2,107	34%
Occupancy and equipment	12,808	11,889	919	8%
Depreciation and amortization	4,275	4,757	(482)	(10)%
Service fees	3,544	4,224	(680)	(16)%
Expenses from equity investments	8,110	6,387	1,723	27%
Other	5,977	5,648	329	6%
Total	$49,804	$45,322	$4,482	10%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $4.1 million to $25.2 million for the six months ended June 30, 2015 compared with $21.1 million in the prior year period. The increase is primarily related to an increase in client services and business development and litigation reserves.
The following table shows the components of the non-compensation expenses—variable, for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$9,941	$9,456	$485	5%
HealthCare Royalty Partners syndication costs	264	63	201	319%
Expenses related to Luxembourg reinsurance companies	1,492	1,177	315	27%
Marketing and business development	11,582	9,877	1,705	17%
Other	1,957	530	1,427	269%
Total	$25,236	$21,103	$4,133	20%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, decreased $1.0 million to $4.5 million for the six months ended June 30, 2015 compared with $3.5 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Interest expense
Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, increased $4.9 million to $8.2 million for the six months ended June 30, 2015 compared with $3.3 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests decreased by $2.5 million to $3.9 million for the six months ended June 30, 2015 compared with $6.4 million in the prior year period. The decrease was primarily the result of selling our long/short credit business during the fourth quarter of 2014 and a decrease in performance in the alternative solutions business offset partially by an increase in income allocable to partners of our healthcare royalty business. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to partners.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2015, we had cash and cash equivalents of $145.7 million and net liquid investment assets of $501.8 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of June 30, 2015 and December 31, 2014 were $9.6 million and $10.5 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $0.7 million and $1.1 million as of June 30, 2015 and December 31, 2014, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.1 million and $0.2 million, respectively.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As of June 30, 2015, the Company had unfunded commitments of $9.6 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through June 30, 2015, the Company has funded $35.7 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of June 30, 2015, has funded $0.9 million towards this commitment. As of June 30, 2015, the Company has an unfunded commitment to Formation 8 Partners Fund I LP of $1.4 million. The remaining capital commitment is expected to be called over a one year period. As of June 30, 2015, the Company has an unfunded commitment to Formation 8 Partners Hardware Fund I, L.P. of $2.5 million. The remaining capital commitment is expected to be called over a one year period.
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.3 million of proceeds, net of underwriting fees and issuance costs of $3.4 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Each share of Series A Convertible Preferred Stock is non-voting and will have liquidity preference over the Company's Class A common stock and will rank senior to all classes or series of the Company's Class A common stock, but junior to all of the Company's existing and future indebtedness with respect to divided rights and rights upon the Company's involuntary liquidation, dissolution or winding down.
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of our Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate is 152.2476 shares of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, the Company may elect all outstanding shares of the Series A Convertible Preferred Stock to be automatically converted into shares of the Company’s Class A common stock, cash or a combination thereof, at the Company’s election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company’s Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as a dividends to the Company's Class A common shareholders or a share split or combination.
In connection with the issuance and sale of the Series A Convertible Preferred Stock, the Company entered into a privately negotiated capped call option transaction (the “Capped Call Option Transaction”) with Nomura Global Financial Products Inc. (the “option counterparty”) for $15.9 million. The Capped Call Option Transaction is expected generally to reduce the potential dilution to the Company’s Class A common stock (had the Company elected to convert to common shares) and/or offset any cash payments that the Company is required to make upon conversion of any Series A Convertible Preferred Stock. The Capped Call Option Transaction has an initial effective strike price of $6.57 per share, which matches the initial conversion price of the Series A Convertible Preferred Stock, and a cap price of $8.39 per share. However, to the extent that the market price of Class A common stock, as measured under the terms of the Capped Call Option Transaction, exceeds the cap price thereof, there would nevertheless be dilution and/or such cash payments would not be offset. As the Capped Call Option Transaction is a free standing derivative that is indexed to the Company's own stock price and the Company controls if it is settled in cash or stock it qualifies for equity classification as a reduction to additional paid in capital. .
Regulation
As registered broker-dealers, Cowen and Company and ATM Execution are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution is required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2015, Cowen and Company had total net capital of approximately $86.9 million, which was approximately $85.9 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2015, ATM Execution had total net capital of approximately $2.8 million, which was approximately $2.5 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK Ltd. ("Ramius UK") and CIL are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of June 30, 2015, Ramius UK's Financial Resources of $0.31 million exceeded its minimum requirement of $0.05 million by $0.26 million. As of June 30, 2015, CIL's Financial Resources of $3.4 million exceeded its minimum requirement of $2.1 million by $1.3 million.
Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of June 30, 2015, Cowen Asia's Financial Resources of $0.5 million exceeded the minimum requirement of $0.4 million by $0.1 million.
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
Operating Activities.    Net cash used in operating activities of $160.2 million for the six months ended June 30, 2015 was primarily related to purchases of securities and other investments and a reduction of compensation payable partially offset by a decrease in cash held at other brokers. Net cash used in operating activities of $87.7 million for the six months ended June 30, 2014 was primarily related to purchase securities partially offset by a decrease in cash held at other brokers.
Investing Activities.    Net cash provided by investing activities of $26.1 million for the six months ended June 30, 2015 was primarily related to the proceeds from sales of other investments offset partially by purchases of other investments. Net cash used in investing activities of $37.2 million for the six months ended June 30, 2014 was primarily related to the cash convertible note economic hedge transaction.
Financing Activities.    Net cash provided by financing activities for the six months ended June 30, 2015 of $150.3 million was primarily related to the proceeds from issuance of preferred stock and contributions from non-controlling interests in Consolidated Funds offset partially by repurchase of shares of our common stock.  Net cash provided by financing activities for the six months ended June 30, 2014 of $145.2 million was primarily related to the issuance of cash convertible notes offset partially by repurchase of shares of our common stock.
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
The Company recorded interest expense of $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $2.2 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying consolidated statements of operations is $1.6 million and $1.4 million for the three months ended June 30, 2015 and 2014 and $3.1 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of June 30, 2015, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction which increases the effective conversion price to $7.18 (See Note 4 of the Company's consolidated financial statements), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million for the three months ended June 30, 2015 and $2.6 million for the six months ended June 30, 2015. The Company capitalized debt issuance costs of approximately $2.9 million which are included in other assets in the accompanying consolidated statements of financial condition and will be amortized over the life of the 2021 Notes. As of June 30, 2015, the Company is in compliance with all covenants included in the indenture governing the 2021 Notes.
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “Senior Indenture”), by and among the Company and The Bank of New York Melon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to 1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended. As of June 30, 2015, the Company was in compliance with these covenants.
Other Note Payable
During January 2015, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.33% and is due on December 1, 2015, with monthly payment requirements of $0.2 million. As of June 30, 2015, the outstanding balance on this note payable was $0.9 million. Interest expense for the three and six months ended June 30, 2015 was insignificant.

Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of June 30, 2015, the remaining balance on these capital leases was $3.3 million. Interest expense was $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.
Letters of Credit
As of June 30, 2015, the Company has the following eight irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, with respect to which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$82	September 2015
San Francisco	$710	January 2016
New York	$1,000	February 2016
Boston	$382	March 2016
New York	$355	May 2016
New York	$1,861	May 2016
New York	$794	October 2016
New York	$3,935	October 2016
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2015 and December 31, 2014, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of June 30, 2015:

	Total	< 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$108,103	$8,938	$43,924	$25,711	$29,530
Service Payments	28,541	8,117	19,049	1,375	—
Equipment leases	4,077	769	3,230	78	—
Aircraft	5,144	630	3,779	735	—
Total	145,865	18,454	69,982	27,899	29,530
Debt
Convertible Debt	167,440	2,242	13,455	151,743	—
Note Payable	97,167	2,609	15,654	10,436	68,468
Total	$264,607	$4,851	$29,109	$162,179	$68,468
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
The fund is currently winding-down as of June 30, 2015 and the clawback obligations were $6.2 million (see Note 4 to the Company's condensed consolidated financial statements).

Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of June 30, 2015, is as follows:

	Convertible Debt	Note Payable	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2015	$2,242	$2,609	$901	$658
2016	4,485	5,218	—	1,025
2017	4,485	5,218	—	938
2018	4,485	5,218	—	938
2019	151,743	5,218	—	78
Thereafter	—	73,686	—	—
Subtotal	167,440	97,167	901	3,637
Less: Amount representing interest (a)	(45,884)	(33,917)	(11)	(330)
Total	$121,556	$63,250	$890	$3,307

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of June 30, 2015. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
Other investments—Other investments consist primarily of portfolio funds, real estate investments and equity method investments, which are valued as follows:

i.
Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in funds and investment companies which may be managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. In accordance with US GAAP, investments which are valued using NAV per share as a practical expedient shall not be categorized within the fair value hierarchy.

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
Management fees
The Company earns management fees from affiliated funds and certain managed accounts that it serves as the investment manager based on assets under management. The actual management fees received vary depending on distribution fees or fee splits paid to third parties either in connection with raising the assets or structuring the investment. Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Hedge Funds. Management fees for the Company's hedge funds are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income.

•
Mutual Funds. Management fees for the Company’s mutual funds (State Street/Ramius Managed Futures Strategy Fund, Ramius Event Driven Equity Fund, Ramius Hedged Alpha Fund and Ramius Strategic Volatility Fund) are generally charged at an annual rate of up to 1.35% of assets under management (subject to an overall expense cap of up to 1.9%).

•
Alternative Solutions. Management fees for the Alternative Solutions business are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income or based on assets under management at the beginning of the month. Management fees earned from the Alternative Solutions business are based and initially calculated on estimated net asset values and actual fees ultimately earned could be impacted to the extent of any changes in these estimates.

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

•
HealthCare Royalty Partners. During the investment period (as defined in the management agreement of the HealthCare Royalty Partners' funds), management fees for the funds and managed accounts advised by HealthCare Royalty Partners are generally charged at an annual rate of up to 2% of committed capital. After the investment period, management fees are generally charged at an annual rate of up to 2% of the net asset value of the funds or managed accounts or the aggregate cost basis of the unrealized investments held by the funds. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 0.5%. Management and platform fees are generally calculated monthly based on each account's notional trading level at the end of each month.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for hedge funds and up to 10% for alternative solutions products (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return.
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

•
Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions such as private placements of loans and debt and equity securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured (which may be in cash or securities). The Company records sales agent commissions on a trade date basis. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 12 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2015 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2 "Recently issued accounting pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2015.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and six months ended June 30, 2015, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2015.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three and six months ended June 30, 2015.
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
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company intends to vigorously defend against this lawsuit. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint. On April 15, 2015, the parties attended an initial conference with the District Court Judge for the purpose of setting a schedule for the case. The Company requested a short period of targeted discovery on a specific defense theory, followed by an expedited partial summary judgment briefing schedule. The District Court Judge granted the Company’s request and the parties have been engaged in the targeted discovery proposed by the Company. The case is in its preliminary stages therefore the Company cannot predict the outcome at this time but does not currently expect this case to have a material effect on its financial position but it could have a material effect on the Company’s results of operations in a future period.
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as well as those set forth below relating to our recently issued Series A Convertible Preferred Stock. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
We operate with a significant amount of indebtedness, which is subject to variable interest rates and contains restrictive covenants. In addition, our Series A Convertible Preferred Stock contains certain restrictions on our operations.
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
The certificate of designations governing our Series A Convertible Preferred Stock contains certain restrictions on our and our subsidiaries’ ability to, among other things, to pay dividends on, redeem or repurchase our Class A common stock and, under certain circumstances, our Series A Convertible Preferred Stock, and to issue additional preferred stock. Additionally, if dividends on our Series A Convertible Preferred Stock are in arrears and unpaid for six or more quarterly periods, the holders (voting as a single class) of our outstanding Series A Convertible Preferred Stock will be entitled to elect two additional directors to our Board of Directors until paid in full.
Item 2.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of August 3, 2015, the Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $108.6 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three and six months ended June 30, 2015, through the share repurchase program, the Company repurchased 2,776,931 shares of Cowen Class A common stock at an average price of $5.53 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (April 1, 2015 – April 30, 2015)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	208,478	$5.37	—	—
Total	208,478

Month 2 (May 1, 2015 – May 31, 2015)
Common stock repurchases(1)	1,267,824	$5.69	—	—	(3)
Employee transactions(2)	698,271	$5.49	—	—
Total	1,966,095	$5.62

Month 3 (June 1, 2015 – June 30, 2015)
Common stock repurchases(1)	1,509,107	$5.40	—	—	(3)
Employee transactions(2)	131,281	$6.01	—	—
Total	1,640,388	$5.45

Total (April 1, 2015 – June 30, 2015)
Common stock repurchases(1)	2,776,931	$5.53	—	—	(3)
Employee transactions(2)	1,038,030	$5.53	—	—
Total	3,814,961	$5.53

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $108.6 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	August 3, 2015	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to the Form 8-K filed May 20, 2015).
10.1	Amendment to the Employment Agreement between the Company and Stephen Lasota dated April 24, 2015 (previously filed as Exhibit 10.1 to the Form 8-K filed April 27, 2015).*
10.2	Amendment to the Employment Agreement between the Company and John Holmes dated April 24, 2015 (previously filed as Exhibit 10.2 to the Form 8-K filed April 27, 2015).*
10.3	Amendment to the Employment Agreement between the Company and Owen Littman dated April 24, 2015 (previously filed as Exhibit 10.3 to the Form 8-K filed April 27, 2015).*
10.4	Initial capped call confirmation, dated as of May 13, 2015, by and between Nomura Global Financial Products Inc. and the Company (previously filed as Exhibit 10.1 to the Form 8-K filed May 20, 2015).
10.5
Additional capped call confirmation, dated as of May 19, 2015, by and between Nomura Global Financial Products Inc. and the Company (previously filed as Exhibit 10.2 to the Form 8-K filed May 20, 2015).

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

E - 1