Form 10-Q
period 2015-09-30
COWEN GROUP, INC.
filed 2015-11-02
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
As of October 30, 2015 there were 107,099,781 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended September 30, 2015.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2015 and 2014. The Consolidated Financial Statements as of December 31, 2014 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of September 30, 2015	As of December 31, 2014
Assets
Cash and cash equivalents	$92,854	$129,509
Cash collateral pledged	9,129	8,306
Securities owned, at fair value	864,685	792,206
Receivable on derivative contracts, at fair value	41,587	49,877
Securities borrowed	—	676,100
Other investments	153,334	167,464
Receivable from brokers	115,279	84,679
Fees receivable, net of allowance	54,107	46,498
Due from related parties	26,209	26,315
Fixed assets, net of accumulated depreciation and amortization of $30,649 and $25,968, respectively	27,159	26,388
Goodwill	44,261	34,906
Intangible assets, net of accumulated amortization of $27,154 and $25,581, respectively	15,410	8,483
Deferred tax asset, net	127,736	129,400
Other assets	37,038	34,230
Consolidated Funds
Cash and cash equivalents	16,625	501
Securities owned, at fair value	19,000	—
Other investments	255,896	189,377
Other assets	657	1,437
Total Assets	$1,900,966	$2,405,676
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$250,739	$207,875
Payable for derivative contracts, at fair value	26,078	41,330
Securities loaned	—	682,493
Payable to brokers	328,902	335,822
Compensation payable	101,780	134,289
Notes payable and other debt	66,628	67,144
Convertible debt	123,149	118,475
Fees payable	19,296	6,331
Due to related parties	320	474
Accounts payable, accrued expenses and other liabilities	43,683	46,606
Consolidated Funds
Due to related parties	1,000	—
Contributions received in advance	5,000	—
Capital withdrawals payable	84	864
Accounts payable, accrued expenses and other liabilities	289	222
Total Liabilities	966,948	1,641,925
Commitments and Contingencies (Note 13)
Redeemable non-controlling interests	171,245	86,076
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of September 30, 2015 (aggregate liquidation preference of $120,750,000) and no shares issued and outstanding as of December 31, 2014, respectively	1	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 139,874,887 shares issued and 107,098,068 outstanding as of September 30, 2015 and 135,198,855 shares issued and 111,691,199 outstanding as of December 31, 2014, respectively (including 497,570 and 424,479 restricted shares, respectively)	1,167	1,160
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	896,933	772,296
(Accumulated deficit) retained earnings	(5,317)	(16,027)
Accumulated other comprehensive income (loss)	13	17
Less: Class A common stock held in treasury, at cost, 32,776,819 and 23,507,656 shares, respectively	(130,024)	(79,771)
Total Stockholders' Equity	762,773	677,675
Total Liabilities and Stockholders' Equity	$1,900,966	$2,405,676
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Investment banking	$53,012	$45,799	$186,763	$125,653
Brokerage	41,085	34,334	111,496	100,475
Management fees	10,519	9,796	31,169	28,412
Incentive income	93	(837)	365	4,385
Interest and dividends	3,604	13,725	9,846	35,437
Reimbursement from affiliates	3,355	2,473	10,499	7,391
Other revenues	1,312	1,120	2,684	2,427
Consolidated Funds
Interest and dividends	245	642	685	1,783
Other revenues	29	49	449	717
Total revenues	113,254	107,101	353,956	306,680
Expenses
Employee compensation and benefits	56,401	65,806	227,593	197,771
Floor brokerage and trade execution	6,415	5,125	18,418	16,638
Interest and dividends	7,367	12,429	19,241	29,694
Professional, advisory and other fees	6,392	4,621	16,874	12,596
Service fees	1,778	1,933	5,338	6,161
Communications	3,478	3,286	10,313	9,554
Occupancy and equipment	7,286	6,650	21,024	19,371
Depreciation and amortization	2,301	2,274	6,584	7,036
Client services and business development	5,132	6,577	18,316	16,726
Other expenses	3,783	3,364	11,442	9,750
Consolidated Funds
Interest and dividends	366	218	858	517
Professional, advisory and other fees	174	348	476	622
Floor brokerage and trade execution	(20)	1	46	7
Other expenses	114	68	246	189
Total expenses	100,967	112,700	356,769	326,632
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	(23,612)	13,836	24,449	48,227
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	333	532	8,073	8,474
Net realized and unrealized gains (losses) on derivatives	(78)	1,899	(404)	1,688
Net gains (losses) on foreign currency transactions	(13)	2	(45)	(17)
Total other income (loss)	(23,370)	16,269	32,073	58,372
Income (loss) before income taxes	(11,083)	10,670	29,260	38,420
Income tax expense (benefit)	(5,081)	141	5,212	266
Net income (loss)	(6,002)	10,529	24,048	38,154
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	4,344	4,006	10,980	13,409
Net income (loss) attributable to Cowen Group, Inc.	(10,346)	6,523	13,068	24,745
Preferred stock dividends	1,603	—	2,358	—
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(11,949)	$6,523	$10,710	$24,745
Weighted average common shares outstanding:
Basic	109,191	114,969	111,050	115,407
Diluted	109,191	118,801	117,249	120,027
Earnings (loss) per share:
Basic	$(0.11)	$0.06	$0.10	$0.21
Diluted	$(0.11)	$0.05	$0.09	$0.21
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014

Net income (loss)			$24,048			$38,154
Other comprehensive income (loss), net of tax:
Foreign currency translation		(4)			(233)
Defined benefit pension plan:
Net gain/(loss) arising during the period	—			(87)
Add: amortization of prior service cost included in net periodic pension cost	—	—		—	(87)
Total other comprehensive income, net of tax			(4)			(320)
Comprehensive income (loss)			$24,044			$37,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2014	111,691,199	$1,160	—	$—	$(79,771)	$772,296	$17	$(16,027)	$677,675	$86,076
Net income (loss)	—	—	—	—	—	—	—	13,068	13,068	10,980
Foreign currency translation	—	—	—	—	—	—	(4)	—	(4)	—
Capital contributions	—	—	—	—	—	—	—	—	—	88,740
Capital withdrawals	—	—	—	—	—	—	—	—	—	(14,551)
Restricted stock awards issued	4,027,405	—	—	—		—	—	—	—	—
Purchase of treasury stock, at cost	(9,269,163)	—	—	—	(50,253)	—	—	—	(50,253)	—
Preferred stock issuance, net of issuance costs (See Note 15)	—	—	120,750	1	—	117,194	—	—	117,195	—
Preferred stock dividends (See Note 15)	—	—	—	—	—	—	—	(2,358)	(2,358)	—
Common stock issuance upon acquisition (See Note 2)	548,625	6	—	—	—	3,002	—	—	3,008	—
Capped call option transaction (See Note 15)	—	—	—	—	—	(15,878)	—	—	(15,878)	—
Income tax effect from share based compensation	—	—	—	—	—	3,714	—	—	3,714	—
Stock options exercised (see Note 10)	100,002	1	—	—	—	394	—	—	395	—
Amortization of share based compensation	—	—	—	—	—	16,211	—	—	16,211	—
Balance, September 30, 2015	107,098,068	$1,167	120,750	$1	$(130,024)	$896,933	$13	$(5,317)	$762,773	$171,245

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2013	115,026,633	$1,160	$—	$—	$(48,084)	$737,341	$592	$(183,243)	$507,766	$85,814
Net income (loss)	—	—	—	—	—	—	—	24,745	24,745	13,409
Defined benefit plan	—	—	—	—	—	—	(87)	—	(87)	—
Foreign currency translation	—	—	—	—	—	—	(233)	—	(233)	—
Capital contributions	—	—	—	—	—	—	—	—	—	10,273
Capital withdrawals	—	—	—	—	—	—	—	—	—	(18,067)
Restricted stock awards issued	4,242,989	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(5,634,819)	—	—	—	(22,937)	—	—	—	(22,937)	—
Warrants issued (see Note 5)	—	—	—	—	—	15,218	—	—	15,218	—
Stock options exercised (see Note 10)	—	—	—	—	—	116	—	—	116	—
Amortization of share based compensation	—	—	—	—	—	14,286	—	—	14,286	—
Balance, September 30, 2014	113,634,803	$1,160	$—	$—	$(71,021)	$766,961	$272	$(158,498)	$538,874	$91,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$24,048	$38,154
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	6,584	7,036
Amortization of debt discount	4,674	3,241
Tax benefits from share-based payment arrangements	3,714	—
Share-based compensation	16,211	14,286
Deferred tax benefit	(2,050)	—
Deferred rent obligations	(2,113)	(1,629)
Net loss on disposal of fixed assets	54	311
Purchases of securities owned, at fair value	(4,650,626)	(3,362,237)
Proceeds from sales of securities owned, at fair value	4,556,647	3,013,982
Proceeds from sales of securities sold, not yet purchased, at fair value	2,003,879	1,371,216
Payments to cover securities sold, not yet purchased, at fair value	(1,940,343)	(1,268,348)
Net (gains) losses on securities, derivatives and other investments	(32,719)	(38,181)
Consolidated Funds
Purchases of securities owned, at fair value	(12,000)	—
Purchases of other investments	(78,491)	(19,568)
Proceeds from sales of other investments	18,722	21,367
Net realized and unrealized (gains) losses on investments and other transactions	(6,749)	(11,320)
(Increase) decrease in operating assets:
Cash collateral pledged	(823)	2,045
Securities owned, at fair value, held at broker dealer	20,696	4,300
Receivable on derivative contracts, at fair value	8,290	9,820
Securities borrowed	676,100	(1,393,783)
Receivable from brokers	(26,744)	(28,169)
Fees receivable, net of allowance	(6,952)	1,501
Due from related parties	106	(2,806)
Other assets	(919)	(5,702)
Consolidated Funds
Cash and cash equivalents	(16,124)	1,680
Other assets	780	4,933
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker dealer	(7,134)	(19,839)
Payable for derivative contracts, at fair value	(15,252)	(12,016)
Securities loaned	(682,493)	1,406,105
Payable to brokers	(7,010)	171,377
Compensation payable	(41,628)	8,636
Fees payable	12,965	3,840
Due to related parties	(154)	31
Accounts payable, accrued expenses and other liabilities	(7,746)	6,521
Consolidated Funds
Contributions received in advance	5,000	—
Due to related parties	1,000	—
Accounts payable, accrued expenses and other liabilities	67	(455)
Net cash provided by / (used in) operating activities	$(178,533)	$(73,671)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(continued)	2015	2014
Cash flows from investing activities:
Purchases of other investments	$(10,259)	$(80,153)
Purchase of business, net of cash acquired (Note 2)	(14,936)	—
Cash convertible note economic hedge transaction	—	(35,710)
Proceeds from sales of other investments	37,368	75,622
Tenant allowance	—	1,240
Purchase of fixed assets	(5,191)	(6,890)
Net cash provided by / (used in) investing activities	6,982	(45,891)
Cash flows from financing activities:
Securities sold under agreement to repurchase	—	(3,657)
Proceeds from issuance of convertible debt	—	149,500
Proceeds from issuance of preferred stock, net of issuance costs	117,194	—
Capped call option transaction	(15,879)	—
Deferred debt issuance cost	—	(3,720)
Proceeds from sale of warrant	—	15,218
Borrowings on notes and other debt	2,140	6,217
Repayments on notes and other debt	(2,655)	(2,913)
Tax benefits from share-based payment arrangements	3,714	—
Proceeds from stock options exercised	395	116
Purchase of treasury stock	(41,697)	(17,327)
Cash paid to acquire net assets (contingent liability payment)	(1,725)	(518)
Capital contributions by redeemable non-controlling interests in operating entities	5,644	705
Capital withdrawals to redeemable non-controlling interests in operating entities	(8,203)	(9,575)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	83,097	9,568
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(7,129)	(12,606)
Net cash provided by / (used in) financing activities	134,896	131,008
Change in cash and cash equivalents	(36,655)	11,446
Cash and cash equivalents at beginning of period	129,509	54,720
Cash and cash equivalents at end of period	$92,854	$66,166

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (see Note 15)	$8,556	$5,610
Preferred stock dividends declared (See Note 15)	$2,358	$—
Cash conversion option (see Note 5)	$—	$35,710
Net assets (liabilities) acquired upon acquisition (net of cash) (See Note 2)	$11,688	$—
Common stock issuance upon close of acquisition (see Note 2)	$3,008	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, sales and trading and prime brokerage services through its two business segments: alternative investment and broker-dealer. The Company's alternative investment segment, includes hedge funds, private equity structures, registered investment companies and listed vehicles. The Company's broker-dealer segment offers research, sales and trading and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), energy and transportation sectors. Cowen's broker-dealer segment also offers a comprehensive suite of prime brokerage services.
2. Acquisition
On September 1, 2015, the Company completed its acquisition of all of the outstanding interests in Concept Capital Markets, LLC ("Concept"), a registered broker-dealer (member Financials Industry Regulatory Authority "FINRA" and SIPC) offering prime brokerage services and outsourced trading. Following the acquisition, Concept was renamed Cowen Prime Services, LLC ("Cowen Prime").
The acquisition was completed for a combination of cash and unregistered shares of the Company's Class A common stock and contingent consideration. In accordance with the terms of the purchase agreement, the Company is also required to pay to the sellers a portion of future net profits of the business over the period through December 31, 2020. The Company estimated the contingent consideration using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amount recognized. The undiscounted amount can range from zero to $6.7 million.
The acquisition was accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). As such, the results of operations for Concept are included in the accompanying condensed consolidated statements of operations since the date of the acquisition and the assets acquired, liabilities assumed and the resulting goodwill were recorded at their fair values within their respective line items on the accompanying condensed consolidated statement of financial condition (see Note 8).
The Company recognized total identifiable assets of $25.2 million (including cash and cash equivalents of $1.6 million, fixed assets of $0.6 million, intangibles and goodwill of $17.8 million and receivables and other assets of $5.1 million respectively). The Company also recognized accrued expenses and other liabilities of $2.6 million. The Company is currently in the process of finalizing the valuation for certain acquired assets of Concept; therefore, the fair value measurements as of September 30, 2015 and goodwill are preliminary and subject to measurement period adjustments. The allocation of the purchase price to the net assets acquired will be finalized as necessary, up to one year after the acquisition closing date, as information becomes available.
Goodwill, which primarily relates to expected synergies from combining operations, is fully deductible for tax purposes and has been assigned to the broker-dealer segment of the Company.
The Company recognized approximately $0.6 million of acquisition-related costs, including legal, accounting, and valuation services. These costs are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations.
Included in the accompanying condensed consolidated statements of operations for the period from September 1, 2015 through September 30, 2015 are revenues of $2.2 million and net income of $0.1 million related to the Concept results of operations.
The following unaudited supplemental pro forma information presents condensed consolidated financial results for the nine month periods as if the acquisition was completed as of January 1, 2014. This supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisition been completed on January 1, 2014, nor does it purport to be indicative of any future results.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	For the nine months ended September, 30
	2015	2014
	(dollars in thousands, except per share data)
	(unaudited)
Revenues	$375,651	$328,677
Net income (loss) attributable to Cowen Group, Inc. common stockholders	12,952	24,840

Net income per common share:
Basic	$0.12	$0.21
Diluted	$0.11	$0.21
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of September 30, 2015 and December 31, 2014 and during the three and nine month periods ended September 30, 2015 and 2014, the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”) and Ramius Merger Fund LLC (the "Merger Fund") and as of May 1, 2015, the date that the entity began operations, the Company also consolidates Quadratic Fund LLC ("Quadratic LLC") (collectively the "Consolidated Funds").
RCG Linkem II LLC, an investment company, is consolidated during the period ending September 30, 2015. It was formed to make an investment in a wireless broadband communication provider in Italy. Cowen AV Investment LLC, an investment company, was consolidated up through the first quarter of 2015 when it was liquidated. It was formed to make an investment in a biotechnology company focused on developing gene therapies for certain medical needs. Ramius Co-Investment I LLC and Ramius Co-Investment II LLC, both investment companies, were formed to invest in biomedical companies that develop gene therapies for severe genetic disorders. Ramius Co-Investment I LLC was consolidated as of December 31, 2013 but was deconsolidated during the first quarter of 2014 when it was liquidated. Ramius Co-Investment II LLC was consolidated but was liquidated during the quarter ended September 30, 2014. The Company determined that all four investment companies are (or were) VOE's due to the Company's controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of September 30, 2015 and December 31, 2014, the Company consolidated three and two VIEs, respectively. As of September 30, 2015 and December 31, 2014, the total net assets of the consolidated VIEs were $1.0 million and $2.0 million, respectively. The VIEs act as managing members/general partners and/or investment managers to affiliated fund entities which they sponsor and/or manage. The VIEs are financed through their operations and/or loan agreements with the Company.
As of September 30, 2015 and December 31, 2014, the Company holds variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”), Ramius Merger Master Fund Ltd ("Merger Master"), as of May 1, 2015, Quadratic Master Fund LTD (Quadratic Master Fund") and, as of September 1, 2015, Cowen Private Investments LP (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, ATM Execution LLC ("ATM Execution"), Cowen Prime, ATM USA, LLC ("ATM USA") (liquidated during the first quarter of 2015) and Cowen Equity Finance LP ("Cowen Equity Finance") (liquidated during the first quarter of 2015), apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company has elected the fair value option for its investments through Cowen Investments, LLC and certain investments it holds though its operating companies.  This option has been elected because the Company believes that it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.
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
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis. In cases where the fair value basis of accounting is elected, any resulting change in fair value is reported in trading revenues. Accrued interest income and expense are recorded in the same manner as under the accrual method. During the fourth quarter of 2014, the Company made a decision to wind down the operations of its securities lending business. At December 31, 2014, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.

f.	Debt
Long-term debt is carried at the principal amount borrowed net of any discount/premium. The discount is accreted to interest expense using the effective interest method over the remaining life of the underlying debt obligations. Accrued but unpaid coupon interest is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

g.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition, as of September 30, 2015 and December 31, 2014 is $12.2 million and $13.1 million, respectively.
h.     Recently issued accounting pronouncements
In September 2015, as part of its simplification initiative, FASB issued a new accounting pronouncement which eliminates the concept of measurement period adjustments in a business combination transaction. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and eliminate the current requirement to retrospectively account for those adjustments. For public business entities the guidance is effective prospectively for reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of this guidance on the Company’s financial condition, results of operations and cash flows.
In May 2015, the FASB amended the guidance for fair value measurement and issued the amendment which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as practical expedient. The amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share as practical expedient. For public companies, the guidance is effective retrospectively for the reporting periods beginning after December 15, 2015 and early adoption is permitted. During the quarter ended June 30, 2015, the Company early adopted the guidance and excluded the investments measured at fair value using the net asset value per share as practical expedient from the fair value hierarchy. The adoption did not result in any impact on the Company’s financial condition, result of operations and cash flows.  See Note 6 which reflects the impact of adopting this guidance and further information.
In April 2015, the FASB issued a new accounting pronouncement simplifying the presentation of debt issuance costs. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively for reporting periods beginning after December 15, 2015 and early adoption is permitted. In August 2015, FASB issued another pronouncement amending the SEC guidance pursuant to this amendment. The adoption of this accounting guidance is not expected to have a material impact on the Company’s financial condition.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
4. Cash Collateral Pledged
As of September 30, 2015 and December 31, 2014, the Company pledged cash collateral in the amount of $9.1 million and $8.3 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco (See Note 14).
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
As of September 30, 2015 and December 31, 2014, securities owned, at fair value consisted of the following:

	As of September 30, 2015	As of December 31, 2014
	(dollars in thousands)
U.S. Government securities (a)	$3,015	$2,010
Preferred stock	15,771	15,070
Common stocks	712,489	597,476
Convertible bonds (b)	1,129	900
Corporate bonds (c)	113,585	159,557
Warrants and rights	3,871	1,417
Mutual funds	14,825	15,776
	$864,685	$792,206

(a)
As of September 30, 2015, maturities ranged from December 2015 to August 2016 with interest rates ranged between 0% to 5.95%. As of December 31, 2014, maturities ranged from May 2015 to April 2016 with interest rates ranged between 0% to 5.95%.

(b)
As of September 30, 2015, maturities ranged from July 2016 to March 2018 with interest rates ranged between 8% to 10.00%. As of December 31, 2014, the maturity was February 2015 with an interest rate of 10.00%.

(c)
As of September 30, 2015, maturities ranged from March 2016 to February 2046 and interest rates ranged between 3.17% to 21.74%. As of December 31, 2014, maturities ranged from February 2015 to February 2046 and interest rates ranged between 5.63% to 11.54%.

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
Upon issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (See Note 14), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of September 30, 2015 at $21.6 million and is included in payable for derivative contracts in the accompanying consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

that the Company may be required to make upon conversion of the Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $21.6 million as of September 30, 2015 and is included in receivable on derivative contracts in the accompanying consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 28,048,786 shares of the Company's Class A common stock and have an initial exercise price of $7.18 per share. The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of September 30, 2015		As of December 31, 2014
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$4,679	$68	$3,041	$75
Currency forwards	$34,036	105	$23,961	310
Equity swaps	$52,000	470	$12,904	251
Options other (a)	306,659	34,498	367,441	48,201
Foreign currency options	$292,475	6,446	$32,200	1,040
		$41,587		$49,877
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of September 30, 2015		As of December 31, 2014
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$32,423	$381	$2,213	$33
Currency forwards	$43,788	107	$—	—
Equity and credit default swaps	$45,193	2,615	$18,352	1,603
Options other (a)	14,035	22,975	22,043	39,694
		$26,078		$41,330
(a) Includes index, equity, commodity future and cash conversion options.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the gross and net derivative positions and the related offsetting amount, as of September 30, 2015 and December 31, 2014.

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2015
Receivable on derivative contracts, at fair value	$41,587	$—	$41,587	$—	$8,950	$32,637
Payable for derivative contracts, at fair value	26,078	—	26,078	—	2,643	23,435

As of December 31, 2014
Receivable on derivative contracts, at fair value	49,877	—	49,877	—	2,588	47,289
Payable for derivative contracts, at fair value	41,330	—	41,330	—	1,603	39,727

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(0.2) million and $5.1 million for the three months ended September 30, 2015 and 2014 and $(5.6) million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively, and are included in other income in the accompanying consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 14) and exchange traded derivatives, the Company is required to post/receive collateral. As of September 30, 2015 and December 31, 2014, collateral consisting of $20.9 million and $5.5 million of cash, respectively, is included in receivable from brokers and payable to brokers on the accompanying consolidated statements of financial condition. As of September 30, 2015 and December 31, 2014 all derivative contracts were with multiple major financial institutions.
Other investments
As of September 30, 2015 and December 31, 2014, other investments included the following:

	As of September 30, 2015	As of December 31, 2014
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$108,509	$103,466
(2) Real estate investments, at fair value	1,916	2,175
(3) Equity method investments	42,574	61,443
(4) Lehman claims, at fair value	335	380
	$153,334	$167,464

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of September 30, 2015 and December 31, 2014, included the following:

	As of September 30, 2015	As of December 31, 2014
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$12,016	$11,935
HealthCare Royalty Partners II (a)(*)	7,439	6,648
Orchard Square Partners Credit Fund LP (b)	4,473	11,532
Starboard Value and Opportunity Fund LP (c)(*)	20,914	21,792
Starboard Partners Fund LP (d)(*)	13,785	14,652
Starboard Leaders Fund LP (e)(*)	1,251	1,367
Formation8 Partners Fund I, L.P. (f)	17,364	11,283
Formation8 Partners Hardware Fund I, L.P. (g)	1,125	—
RCG LV Park Lane LLC (h) (*)	1,364	642
RCGL 12E13th LLC (i) (*)	632	638
RCG Longview Debt Fund V, L.P. (i) (*)	14,745	12,876
RCG LPP SME Co-Invest, L.P. (j) (*)	2,469	—
Other private investment (k)	6,591	7,324
Other affiliated funds (l)(*)	4,341	2,777
	$108,509	$103,466
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

(f)
Formation8 Partners Fund I, L.P. is a private equity fund which invests in early stage and growth transformational information and energy technology companies. Distributions will be made when the underlying investments are liquidated.

(g)
Formation8 Partners Hardware Fund I, L.P. is a private equity fund which invests in early stage and growth hardware companies. Distributions will be made when the underlying investments are liquidated.

(h)
RCG LV Park Lane LLC is a single purpose entity formed to participate in a joint venture which acquired, at a discount, the mortgage notes on a portfolio of multifamily real estate properties located in Birmingham, Alabama.  RCG LV Park Lane LLC is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(i)	RCGL 12E13th LLC and RCG Longview Debt Fund V, L.P. are real estate private equity structures and therefore distributions will be made when the underlying investments are liquidated.

(j)
RCG LPP SME Co-Invest, L.P. is a single purpose entity formed to participate in a joint venture which acquired two fully entitled residential development sites in the New York City metro area. RCG LPP SME Co-Invest, L.P. is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(k)	Other private investment represents the Company's closed end investment in a portfolio fund that invests in a wireless broadband communication provider in Italy.

(l)	The majority of these funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Real estate investments, at fair value
Real estate investments as of September 30, 2015 and December 31, 2014 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $1.9 million and $2.2 million, respectively.

(3)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC. The operating agreement that governs the management of day-to-day operations and affairs of this entity stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in this entity requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners (b) an investment in the CBOE (Chicago Board Options Exchange) Stock Exchange LLC ("CBOE SE") representing a 7.2% stake in the exchange service provider for which the Company exercises significant influence over through representation on the CBOE Board of Directors, and (c) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist hedge funds and related managed accounts. The Company recorded no impairment charges in relation to its equity method investments for the three and nine months ended September 30, 2015 and 2014.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of September 30, 2015	As of December 31, 2014
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$464	$676
RCG Longview Debt Fund V Partners, LLC	3,988	2,684
HealthCare Royalty GP, LLC	980	973
HealthCare Royalty GP II, LLC	1,260	1,125
HealthCare Royalty GP III, LLC	71	62
CBOE Stock Exchange, LLC	568	611
Starboard Value LP	30,079	48,772
RCG Longview Partners, LLC	—	237
RCG Longview Management, LLC	1,287	1,117
RCG Urban American, LLC	122	422
RCG Urban American Management, LLC	379	379
RCG Longview Equity Management, LLC	250	316
Urban American Real Estate Fund II, LLC	1,975	2,329
RCG Kennedy House, LLC	268	509
Other	883	1,231
	$42,574	$61,443
For the period ended September 30, 2015, two equity method investment held by the Company met the significance criteria as defined under applicable SEC guidance. As such, the Company is required to present summarized financial information for these significant investees for the three and nine months ended September 30, 2015 and 2014. The summarized income statement information for the Company's investments in the individually significant investees is as follows:

Other equity method investment	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Revenues	$(3,216)	$13,258	$8,249	$21,956
Expenses	(2,033)	(7,772)	(1,927)	(5,349)
Net realized and unrealized gains (losses)	(155)	(40)	51	165
Net Income	$(5,404)	$5,446	$6,373	$16,772
As of September 30, 2015 and December 31, 2014, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $(5.9) million and $7.2 million for the three months ended September 30, 2015 and 2014 and $3.4 million and $17.5 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Company may receive further distributions in respect of its claim, but the amount and timing of these distributions remains uncertain. The Company does not expect future distributions to be material.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of September 30, 2015 and December 31, 2014, securities sold, not yet purchased, at fair value consisted of the following:

	As of September 30, 2015	As of December 31, 2014
	(dollars in thousands)
Common stocks	$250,680	$207,815
Corporate bonds (a)	59	60
	$250,739	$207,875

(a)	As of September 30, 2015 and December 31, 2014, the maturity was January 2026 with an interest rate of 5.55%.
Securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount, as of December 31, 2014. During the first quarter of 2015 this business was completely liquidated.

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

Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $3.2 billion and $415.6 million as of September 30, 2015 and $3.0 billion and $499.2 million as of December 31, 2014, respectively. In addition, the maximum exposure relating to these variable interest entities as of September 30, 2015 was $314.6 million, and as of December 31, 2014 was $260.9 million, all of which is included in other investments, at fair value in the accompanying consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds as of September 30, 2015 and December 31, 2014.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

b.	Consolidated Funds
Securities owned, at fair value
As of September 30, 2015, securities owned, at fair value, of $19.0 million represents various private investments in shares of preferred stock of biotechnology companies.
Other investments, at fair value
As of September 30, 2015 and December 31, 2014 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2015	As of December 31, 2014
	(dollars in thousands)
(1) Portfolio Funds	$255,896	$188,884
(2) Lehman claims	—	493
	$255,896	$189,377
Investments in Portfolio Funds, at fair value
As of September 30, 2015 and December 31, 2014, investments in Portfolio Funds, at fair value, included the following:

	As of September 30, 2015	As of December 31, 2014
	(dollars in thousands)
Investments of Enterprise LP	$122,858	$138,253
Investments of Merger Fund	60,432	50,631
Investments of Quadratic LLC	72,606	—
	$255,896	$188,884
Consolidated investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $122.9 million and $138.3 million in Enterprise Master as of September 30, 2015 and December 31, 2014, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $60.4 million and $50.6 million in Merger Master as of September 30, 2015 and December 31, 2014, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Consolidated investments of Quadratic Fund LLC
Quadratic LLC operates under a “master-feeder” structure, whereby Quadratic Master Fund Ltd's ("Quadratic Master") shareholders are Quadratic Fund LLC and Quadratic Fund Ltd. The consolidated investments in Portfolio Funds include Quadratic Fund LLC's investment of $72.6 million in Quadratic Master as of September 30, 2015. The Quadratic Master’s investment objective is to achieve attractive, risk-adjusted rates of return through the use of proprietary fundamental global macro and options/swaptions based strategies. Quadratic Master’s strategy is primarily executed via options and swaptions. Quadratic Master will pursue absolute returns in all market environments. Occasionally, Quadratic Master may use dividend swaps, credit default swaps, interest rate swaps, inflation swaps, futures, foreign currency forwards, tranches and other delta one products as a hedge against existing options positions or when the investment manager believes that the payoff possibilities thereof are sufficiently asymmetric as to exhibit option-like qualities. There are no unfunded commitments at Quadratic Fund.

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. As of September 30, 2015, Enterprise Master has received distributions totaling approximately $37.2 million in respect of its claim. Enterprise Master does not expect to receive any further distributions in respect of its claim.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of September 30, 2015 and December 31, 2014, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were no indirect concentrations that exceed 5% of the Company's equity as of September 30, 2015 and December 31, 2014.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of September 30, 2015 and December 31, 2014:
Securities owned by Enterprise Master, at fair value

	As of September 30, 2015	As of December 31, 2014
	(dollars in thousands)
Bank debt	$—	$20
Common stock	1,657	1,659
Preferred stock	626	576
Private equity	—	587
Restricted stock	124	124
Rights	2,715	2,802
Trade claims	128	128
	$5,250	$5,896

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Receivable/(Payable) on derivative contracts, at fair value, owned by Enterprise Master

	As of September 30, 2015	As of December 31, 2014
Description	(dollars in thousands)
Currency forwards	$(4)	$64
	$(4)	$64
Portfolio Funds, owned by Enterprise Master, at fair value

		As of September 30, 2015	As of December 31, 2014
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$7,637	$9,090
RCG Longview II, LP*	Real Estate	785	747
RCG Longview Debt Fund IV, LP*	Real Estate	3,999	5,348
RCG Longview, LP*	Real Estate	—	40
RCG Soundview, LLC*	Real Estate	452	452
RCG Urban American Real Estate Fund, L.P.*	Real Estate	648	1,161
RCG International Sarl*	Multi-Strategy	1,220	2,113
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	89,303	92,405
RCG Energy, LLC *	Energy	1,398	2,294
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	10,629	12,057
Other Real Estate Investments (*)	Real Estate	5,731	10,138
		$121,803	$135,846

*	Affiliates of the Company.
Merger Master
Securities owned by Merger Master, at fair value

	As of September 30, 2015	As of December 31, 2014
	(dollars in thousands)
Common stocks	$179,650	$133,510
Corporate bonds (a)	—	3,383
	$179,650	$136,893

(a)	As of December 31, 2014, maturities ranged from February 2017 to June 2019 and interest rates ranged between 8.50% and 9.75%.
Securities sold, not yet purchased, by Merger Master, at fair value
As of September 30, 2015 and December 31, 2014, Merger Master held common stock, sold not yet purchased, of $57.7 million and $39.9 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of September 30, 2015	As of December 31, 2014
Description	(dollars in thousands)
Options	$604	$541
Currency forwards	22	—
Equity swaps	150	76
	$776	$617

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Payable for derivative contracts, at fair value, owned by Merger Master

	As of September 30, 2015	As of December 31, 2014
Description	(dollars in thousands)
Options	$36	$238
Exchange traded fund	3,801	—
Equity swaps	862	56
	$4,699	$294
Quadratic Master
Securities owned by Quadratic Master, at fair value

As of September 30, 2015
(dollars in thousands)
Common stocks	$267
U.S. Government securities (a)	15,000
$15,267

(a)	As of September 30, 2015, the maturity was October 2015 with an interest rate of 0%.
The Company's long and short exposure to derivatives is as follows:
Receivable on derivative contracts, at fair value, owned by Quadratic Master

As of September 30, 2015
Description	(dollars in thousands)
Options	$9,622
Currency forwards	32
$9,654
As of September 30, 2015, Quadratic Master held options payable for derivative, of $0.1 million.
6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2015 and December 31, 2014:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$3,015	$—	$—	$3,015
Preferred stock	—	—	15,771	15,771
Common stocks	689,252	22,920	317	712,489
Convertible bonds	—	—	1,129	1,129
Corporate bonds	—	113,585	—	113,585
Warrants and rights	877	—	2,994	3,871
Mutual funds	14,825	—	—	14,825
Receivable on derivative contracts, at fair value				—
Futures	68	—	—	68
Currency forwards	—	105	—	105
Equity swaps	—	470	—	470
Options	10,277	9,076	21,591	40,944
Other investments
Real estate investments	—	—	1,916	1,916
Lehman claim	—	—	335	335
Consolidated funds
Preferred stock	—	—	19,000	19,000
	$718,314	$146,156	$63,053	$927,523
Percentage of total assets measured at fair value	77.4%	15.8%	6.8%
Portfolio funds measured at net asset value (a)				108,509
Consolidated funds' portfolio funds measured at net asset value (a)				255,896
Equity method investments				42,574
Total investments				$1,334,502

	Liabilities at Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$250,680	$—	$—	$250,680
Corporate bonds	—	59	—	59
Payable for derivative contracts, at fair value
Futures	381	—	—	381
Currency forwards		107	—	107
Equity and credit default swaps		2,615	—	2,615
Options	1,384	—	21,591	22,975
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	5,458	5,458
	$252,445	$2,781	$27,049	$282,275
Percentage of total liabilities measured at fair value	89.4%	1.0%	9.6%
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(b) In accordance with the terms of the purchase agreements for acquisitions that closed during 2012 and the third quarter of 2015, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the periods ended August 2016 and December 2020, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of September 30, 2015 can range from zero to $6.7 million.

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$2,010	$—	$—	$2,010
Preferred stock	—	2,553	12,517	15,070
Common stocks	578,934	18,130	412	597,476
Convertible bonds	—	—	900	900
Corporate bonds	—	159,557	—	159,557
Warrants and rights	95	—	1,322	1,417
Mutual funds	15,776	—	—	15,776
Receivable on derivative contracts, at fair value
Futures	75	—	—	75
Currency forwards	—	310	—	310
Equity swaps	—	251	—	251
Options	10,462	1,972	36,807	49,241
Other investments
Real estate investments	—	—	2,175	2,175
Lehman claim	—	—	380	380
Consolidated funds
Lehman claim	—	—	493	493
	$607,352	$182,773	$55,006	$845,131
Percentage of total assets measured at fair value	71.9%	21.6%	6.5%
Portfolio funds measured at net asset value (a)				103,466
Consolidated funds' portfolio funds measured at net asset value (a)				188,884
Equity method investments				61,443
Total investments				$1,198,924

	Liabilities at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$207,815	$—	$—	$207,815
Corporate bonds	—	60	—	60
Payable for derivative contracts, at fair value
Futures	33	—	—	33
Equity and credit default swaps	—	1,603	—	1,603
Options	2,887	—	36,807	39,694
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	4,083	4,083
	$210,735	$1,663	$40,890	$253,288
Percentage of total liabilities measured at fair value	83.2%	0.7%	16.1%

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The following table includes a rollforward of the amounts for the three and nine months ended September 30, 2015 and 2014, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended September 30, 2015
	Balance at June 30, 2015	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2015	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$23,462	$—	$(9,000)	(a) (b)	$3,500	$(6,665)	$4,474	$15,771	$1,200
Common stocks	404	—	—		104	(89)	(102)	317	(87)
Convertible bonds	879	—	—		250	—	—	1,129	—
Options, asset	58,576	—	—		—	—	(36,985)	21,591	(36,985)
Options, liability	58,576	—	—		—	—	(36,985)	21,591	(36,985)
Warrants and rights	2,316	—	—		—	—	678	2,994	878
Real estate	1,987	—	—		—	(70)	(1)	1,916	(1)
Lehman claim	347	—	—		—	—	(12)	335	(12)
Contingent consideration liability	2,358	—	—		3,100	—	—	5,458	—
Consolidated Funds
Preferred stock	—	—	7,000	(b)	12,000	—	—	19,000	—
Lehman claim	744	—	—		—	(739)	(5)	—	—

	Three Months Ended September 30, 2014
	Balance at June 30, 2014	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2014	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$2,574	$—	$(2,000)	(a)	$—	$—	$—	$574	$—
Common stocks	419	—	—		—	(1)	(128)	290	(14)
Convertible bonds	1,750	—	—		—	—	—	1,750	—
Options, asset	37,658	—	—		—	—	(8,873)	28,785	(8,873)
Options, liability	37,658	—	—		—	—	(8,873)	28,785	(8,873)
Warrants and rights	3,346	—	—		57	(57)	(738)	2,608	(434)
Real estate	2,262	—	—		—	—	23	2,285	23
Lehman claim	418	—	—		—	—	(58)	360	(58)
Contingent consideration liability	6,783	—	—		—	(364)	—	6,419	—
Consolidated Funds
Lehman claim	4,090	—	—		—	(3,731)	2	361	2

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2015
	Balance at December 31, 2014	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2015	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,517	$—	$(15,823)	(a) (b)	$21,750	$(6,665)	$3,992	$15,771	$717
Common stocks	412	—	—		104	(120)	(79)	317	(74)
Convertible bonds	900	—	—		250	—	(21)	1,129	(21)
Options, asset	36,807	—	—		—	—	(15,216)	21,591	(15,216)
Options, liability	36,807	—	—		—	—	(15,216)	21,591	(15,216)
Warrants and Rights	1,322	—	—		26	(71)	1,717	2,994	1,757
Real estate	2,175	—	—		—	(377)	118	1,916	118
Lehman claim	380	—	—		—	—	(45)	335	(45)
Contingent consideration liability	4,083	—	—		3,100	(1,725)	—	5,458	—
Consolidated Funds
Preferred stock	—	—	7,000	(b)	12,000	—	—	19,000	—
Lehman claim	493	—	—		—	(739)	246	—	—

	Nine Months Ended September 30, 2014
	Balance at December 31, 2013	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2014	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$324	$—	$(2,000)	(a)	$2,250	$—	$—	$574	$—
Common stocks	3,559	—	(3,150)	(a)	9	(1)	(127)	290	(13)
Convertible bonds	1,950	—	—		—	(200)	—	1,750	—
Options, asset	—	—	—		35,710	—	(6,925)	28,785	(6,925)
Options, liability	—	—	—		35,710	—	(6,925)	28,785	(6,925)
Warrants and Rights, asset	5,805	—	—		57	(1,385)	(1,869)	2,608	(432)
Real estate	2,088	—	—		50,000	(50,027)	224	2,285	224
Lehman claim	378	—	—		—	(76)	58	360	58
Contingent consideration liability	6,937	—	—		—	(518)	—	6,419	—
Consolidated Funds
Lehman claim	4,842	—	—		—	(4,711)	230	361	230
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying consolidated statements of operations.
(a) The company completed an initial public offering.
(b) The company transferred investments to a consolidated fund.
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
During the three and nine months ended September 30, 2015 and 2014, there were no transfers between level 1 and level 2 assets and liabilities.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table includes quantitative information as of September 30, 2015 and December 31, 2014 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2015	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$3,110	Market/transaction multiples and option pricing method	Volatility Market multiples	42% 1x to 5.25x
Convertible bonds	1,129	Recovery analysis	Recovery rate	50%
Warrants and rights, net	2,994	Model based	Volatility	17% to 60% (weighted average 29%)
Options	21,591	Option pricing models	Volatility	29%
Other level 3 assets (a)	34,229
Total level 3 assets	63,053
Level 3 Liabilities
Options	21,591	Option pricing models	Volatility	29%
Contingent consideration	5,458	Discounted cash flows	Projected cash flow and discount rate	9% - 24.5% (weighted average 18%)
Total level 3 liabilities	$27,049

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$12,269	Market multiples and option pricing method	Volatility Market multiples	45% 1x to 6x
Convertible bonds	900	Recovery analysis	Recovery rate	50%
Warrants and rights, net	1,322	Model based	Volatility	20% to 60% (weighted average 34%)
Options	36,807	Option pricing models	Volatility Credit spreads	30% to 40% 500bps - 750 bps
Other level 3 assets (a)	3,708
Total level 3 assets	55,006
Level 3 Liabilities
Options	36,807	Option pricing models	Volatility Credit spreads	30% to 40% 500bps - 750 bps
Contingent consideration	4,083	Discounted cash flows	Projected cash flow and discount rate	9%
Total level 3 liabilities	$40,890

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Other financial assets and liabilities at fair value
The following table presents the carrying values and fair values, at September 30, 2015 and December 31, 2014, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

	September 30, 2015				December 31, 2014				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$92,854		$92,854		$129,509		$129,509		Level 1
Cash collateral pledged	9,129		9,129		8,306		8,306		Level 2
Securities borrowed	—		—		676,100		660,445		Level 1
Consolidated funds
Cash and cash equivalents	16,625		16,625		501		501		Level 1
Financial Liabilities
Securities loaned	—		—		682,493		661,533		Level 1
Convertible debt	123,149	(a)	158,470	(b)	118,475	(a)	160,713	(b)	Level 2
Notes payable and other debt	66,628		69,436		67,144		69,548		Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $26.4 million and $31.0 million as of September 30, 2015 and December 31, 2014.

(b)	The convertible debt include the conversion option and is based on the last broker quote available.
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of September 30, 2015 and December 31, 2014, receivable from brokers was $115.3 million and $84.7 million, respectively. Payable to brokers was $328.9 million and $335.8 million as of September 30, 2015 and December 31, 2014, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Goodwill and Intangibles
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
In connection with the Cowen Prime transaction, the Company recognized goodwill of $9.3 million and intangible assets (including customer relationships, trade name and non-compete arrangements) with an estimated fair value of $8.5 million which are included within Intangible assets, net in the condensed consolidation statements of financial condition with the expected useful lives ranging from 1 to 9 years with a weighted average useful life of 7.7 years. Amortization expense related to intangibles from the Cowen Prime acquisition for the three and nine months ended September 30, 2015 is $0.1 million respectively.
No impairment charges for goodwill were recognized during the three and nine months ended September 30, 2015 and 2014, respectively.
9. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of September 30, 2015	As of December 31, 2014
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$15,730	$9,619
Consolidated funds	155,515	76,457
	$171,245	$86,076

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$4,577	$3,223	$8,669	$9,690
Consolidated funds	(233)	783	2,311	3,719
	$4,344	$4,006	$10,980	$13,409
10. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of September 30, 2015, there were approximately 4.2 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $12.5 million of deferred cash awards to its employees during the nine months ended September 30, 2015. These awards vest over a four year period and accrue interest between 0.70% to 0.75% per year. As of September 30, 2015, the Company had unrecognized compensation expense related to deferred cash awards of $32.4 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $5.3 million and $3.8 million for the three months ended September 30, 2015 and 2014 and $16.2 million and $14.3 million for the nine months ended September 30, 2015 and 2014, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.1 million and $1.4 million for the three months ended September 30, 2015 and 2014 and $2.8 million and $4.4 million for the nine months ended September 30, 2015 and 2014, respectively. However, for the three and nine months ended September 30, 2014, the Company recorded a valuation allowance against these tax benefits.
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
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2015:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2014	216,672	$5.65	1.60	$87
Options granted	—	—	—	—
Options exercised	(100,002)	3.96	—	—
Options expired	(100,003)	7.49	—	—
Balance outstanding at September 30, 2015	16,667	$4.89	1.35	$—
Options exercisable at September 30, 2015	16,667	$4.89	1.35	$—

(1)	Based on the Company's closing stock price of $4.56 on September 30, 2015 and $4.80 on December 31, 2014.
As of September 30, 2015, the unrecognized compensation expense related to the Company's grant of stock options was insignificant.
The following table summarizes the Company's SAR's for the nine months ended September 30, 2015:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2014	400,000	$2.90	3.21	$913
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at September 30, 2015	400,000	$2.90	2.46	$781
SAR's exercisable at September 30, 2015	—	$—	—	$—

(1)	Based on the Company's closing stock price of $4.56 on September 30, 2015 and $4.80 on December 31, 2014.
As of September 30, 2015 and December 31, 2014, the unrecognized compensation expense related to the Company's grant of SAR's was $0.2 million and $0.2 million, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2015:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2014	17,654,582	$3.70
Granted	5,718,605	4.79
Vested	(3,992,005)	3.08
Canceled	—	—
Forfeited	(1,017,758)	3.41
Balance outstanding at September 30, 2015 (1)	18,363,424	$4.19
(1) Performance linked restricted stock units of 1,925,750 were awarded to employees of the Company in December 2013 and January 2014. Of the awards granted, 326,250 have been forfeited through September 30, 2015. The remaining awards, included in the outstanding balance as of September 30, 2015, will vest on June 10, 2019 and will be earned only to the extent that the Company attains specified performance goals relating to its volume-weighted average share price and the aggregate net income for the years from 2014 to 2018. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 100% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of September 30, 2015, there was $52.7 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.66 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 157,621 restricted stock units awarded during the nine months ended September 30, 2015. As of September 30, 2015 there were 497,570 restricted stock units outstanding.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The amounts contained in the following table relate to the Company's defined benefit plan(s) for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—
Interest cost	18	85
Expected return on plan assets	(168)	(300)
Amortization of loss / (gain)	(7)	(7)
Amortization of prior service cost	—	—
Effect of settlement	—	—
Net periodic benefit cost	$(157)	$(222)
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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company’s effective income tax rate was 17.81% and 0.69% for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, the unusual or infrequent items whose tax impact were recorded discretely related primarily to state taxes, the impact of change in tax legislation in New York and the tax provisions of the Company’s foreign subsidiaries.
For the nine months ended September 30, 2015, the effective tax rate differs from the statutory rate of 35% primarily due to state taxes, stock compensation and other nondeductible expenses. For the nine months ended September 30, 2014, the effective tax rate differs from the statutory rate of 35% primarily due to a change in the Company's valuation allowance, stock compensation and other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2015, the Company recorded no valuation allowance against its net deferred tax assets.
The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. Currently, the Company is under audit by New York State for the 2010 to 2012 tax years. Management is not expecting a material tax liability from this audit.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $0.8 million and $1.1 million as of September 30, 2015 and December 31, 2014, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.1 million and $0.2 million, respectively.

13. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $4.6 million and $4.3 million for the three months ended September 30, 2015 and 2014 and $13.3 million and $12.5 million, for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2015	$700	$4,490	$5,094
2016	2,502	12,391	19,401
2017	2,301	6,245	16,030
2018	2,221	4,162	15,621
2019	813	1,375	14,822
Thereafter	—	—	47,064
	$8,537	$28,663	$118,032

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 14 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.5 million and $0.5 million for the three months ended September 30, 2015 and 2014 and $1.4 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate fund's with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both September 30, 2015 and December 31, 2014, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of September 30, 2015, the Company had unfunded commitments of $9.6 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through September 30, 2015, the Company has funded $36 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of September 30, 2015, has funded $0.9 million towards this commitment. As of September 30, 2015, the Company has an unfunded commitment to Formation8 Partners Fund I, L.P. of $1.4 million. The remaining capital commitment is expected to be called over a one year period. As of September 30, 2015, the Company has an unfunded commitment to Formation 8 Partners Hardware Fund I, L.P. of $1.1 million. The remaining capital commitment is expected to be called over a one year period.

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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the quarter ended September 30, 2015. These items should be read together with the Company's discussion in Note 18 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Part IV and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company intends to vigorously defend against this lawsuit. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint. During the third quarter, the Company and EIG continued to engage in targeted discovery relating to the Company’s defense that it did not assume unknown liabilities of Dahlman Rose. On September 25, 2015, the Company filed its motion for partial summary judgment to dismiss certain of EIG’s claims relating to Dahlman Rose’s alleged copyright infringement. We expect the Company’s motion to be heard late in the fourth quarter, but we cannot predict when the Court will issue a decision. The case is in its preliminary stages, therefore the Company cannot predict the outcome at this time but does not currently expect this case to have a material effect on its financial position but it could have a material effect on the Company’s results of operations in a future period.
14. Convertible Debt and Notes Payable
As of September 30, 2015 and December 31, 2014, the Company's outstanding debt was as follows:

	As of September 30, 2015	As of December 31, 2014
	(dollars in thousands)
Convertible debt	$123,149	$118,475
Note Payable	63,250	63,250
Other Note payable	355	—
Capital lease obligations	3,023	3,894
	$189,777	$185,619
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
The Company recorded interest expense of $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $3.4 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying consolidated statements of operations is $1.6 million and $1.5 million for the three months ended September 30, 2015 and 2014 and $4.7 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of September 30, 2015, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
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
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $3.9 million for the three and nine months ended September 30, 2015, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which are included in other assets in the accompanying consolidated statements of financial condition and will be amortized over the life of the 2021 Notes. As of September 30, 2015, the Company is in compliance with all covenants included in the indenture governing the 2021 Notes.
Other Note Payable
During January 2015, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.33% and is due on December 1, 2015, with monthly payment requirements of $0.2 million. As of September 30, 2015, the outstanding balance on this note payable was $0.4 million. Interest expense for the three and nine months ended September 30, 2015 was insignificant.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions. The Company had no amounts outstanding under this facility as of September 30, 2015. Interest accrues on borrowed funds at LIBOR plus 3.0% and interest accrues on the undrawn facility amount at LIBOR plus 0.38%. The Company is required to comply with certain financial covenants for which the Company was in compliance with at September 30, 2015.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of September 30, 2015, the remaining balance on these capital leases was $3.0 million. Interest expense was $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of September 30, 2015, is as follows:

	Convertible Debt	Note Payable	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2015	$—	$1,304	$361	$330
2016	4,485	5,218	—	1,025
2017	4,485	5,218	—	938
2018	4,485	5,218	—	938
2019	151,743	5,218	—	78
Thereafter	—	73,686	—	—
Subtotal	165,198	95,862	361	3,309
Less: Amount representing interest (a)	(42,049)	(32,612)	(6)	(286)
Total	$123,149	$63,250	$355	$3,023

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Letters of Credit
As of September 30, 2015, the Company has the following seven irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$710	October 2025
New York	$1,000	February 2016
Boston	$382	March 2016
New York	$355	May 2016
New York	$1,861	May 2016
New York	$794	October 2016
New York	$3,935	October 2016
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2015 and December 31, 2014, there were no amounts due related to these letters of credit.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. Stockholder's Equity
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.4 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. During the three and nine months ended September 30, 2015 the Company declared and accrued a cash dividend of $1.6 million and $2.4 million, respectively.
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
Treasury Stock
Treasury stock of $130.0 million as of September 30, 2015, compared to $79.8 million as of December 31, 2014, resulted from $8.6 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions and $41.7 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the nine months ended September 30, 2015:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2014	23,507,656	$79,771	$3.39
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	1,574,949	8,556	5.43
Treasury stock reissued	—	—	—
Purchase of treasury stock	7,694,214	41,697	5.42
Balance outstanding at September 30, 2015	32,776,819	$130,024	$3.97

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments and net gain (loss) and amortization of prior service costs related to the Company's defined benefit plans.

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2014	$17	$—	$17
Net change	(4)	—	(4)
Balance at September 30, 2015	$13	$—	$13

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2013	$248	$344	$592
Net change	(233)	(87)	(320)
Balance at September 30, 2014	$15	$257	$272
(a) During the periods presented, the Company did not have material reclassifications out of other comprehensive income.
17. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of September 30, 2015, there were 107,098,068 shares outstanding. The Company has included 497,570 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants (see Note 5(a)), unexercised stock options, unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding warrants were not included in the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2015 and 2014, respectively, as their inclusion would have been anti-dilutive. The Company can elect to settle the Series A Convertible Preferred Stock in shares or cash. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Net income (loss)	$(6,002)	$10,529	$24,048	$38,154
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	4,344	4,006	10,980	13,409
Net income (loss) attributable to Cowen Group, Inc.	(10,346)	6,523	13,068	24,745
Preferred stock dividends	1,603	—	2,358	—
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(11,949)	$6,523	$10,710	$24,745

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	109,191	114,969	111,050	115,407
Stock options	—	—	19	—
Performance based restricted stock	—	—	266	—
Stock appreciation rights	—	59	152	57
Restricted stock	—	3,773	5,762	4,563
Weighted average shares used in diluted computation	109,191	118,801	117,249	120,027
Earnings (loss) per share:
Basic	$(0.11)	$0.06	$0.10	$0.21
Diluted	$(0.11)	$0.05	$0.09	$0.21
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$53,012	$53,012	$—	$—		$53,012
Brokerage	18	41,857	41,875	—	(790)	(e)	41,085
Management fees	17,739	282	18,021	(371)	(7,131)	(a)	10,519
Incentive income	(8,629)	—	(8,629)	29	8,693	(a)	93
Investment Income	(16,781)	(5,243)	(22,024)	—	22,024	(c)	—
Interest and dividends	—	—	—	—	3,604	(c)(e)	3,604
Reimbursement from affiliates	—	—	—	(85)	3,440	(f)	3,355
Other revenue	(9)	573	564	—	748	(c)	1,312
Consolidated Funds revenues	—	—	—	274	—		274
Total revenues	(7,662)	90,481	82,819	(153)	30,588		113,254
Expenses
Non interest expense	6,133	84,721	90,854	—	2,112	(c)(d)	92,966
Interest and dividends	2,970	1,287	4,257	—	3,110	(c)(e)	7,367
Consolidated Funds expenses	—	—	—	634	—		634
Total expenses	9,103	86,008	95,111	634	5,222		100,967
Total other income (loss)	—	—	—	554	(23,924)	(c)	(23,370)
Income taxes expense / (benefit)	—	—	—	—	(5,081)	(b)	(5,081)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,231)	—	(2,231)	233	(2,346)		(4,344)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(18,996)	$4,473	$(14,523)	$—	$4,177		$(10,346)

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2014
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$45,799	$45,799	$—	$—		$45,799
Brokerage	15	35,568	35,583	—	(1,249)	(e)	34,334
Management fees	16,319	—	16,319	(246)	(6,277)	(a)	9,796
Incentive income	4,488	—	4,488	(34)	(5,291)	(a)	(837)
Investment Income	4,064	3,399	7,463	—	(7,463)	(c)	—
Interest and dividends	—	—	—	—	13,725	(c)(e)	13,725
Reimbursement from affiliates	—	—	—	119	2,354	(f)	2,473
Other revenue	43	353	396	—	724	(c)	1,120
Consolidated Funds revenues	—	—	—	691	—		691
Total revenues	24,929	85,119	110,048	530	(3,477)		107,101
Expenses
Non interest expense	21,754	77,050	98,804	—	832	(c)(d)	99,636
Interest and dividends	1,852	812	2,664	—	9,765	(c)(e)	12,429
Consolidated Funds expenses	—	—	—	635	—		635
Total expenses	23,606	77,862	101,468	635	10,597		112,700
Total other income (loss)	—	—	—	888	15,381	(c)	16,269
Income taxes expense / (benefit)	—	—	—	—	141	(b)	141
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(1,877)	—	(1,877)	(783)	(1,346)		(4,006)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(554)	$7,257	$6,703	$—	$(180)		$6,523

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$186,763	$186,763	$—	$—		$186,763
Brokerage	41	112,292	112,333	—	(837)	(e)	111,496
Management fees	50,885	282	51,167	(937)	(19,061)	(a)	31,169
Incentive income	(1,081)	—	(1,081)	(278)	1,724	(a)	365
Investment Income	14,309	4,763	19,072	—	(19,072)	(c)	—
Interest and dividends	—	—	—	—	9,846	(c)(e)	9,846
Reimbursement from affiliates	—	—	—	(261)	10,760	(f)	10,499
Other revenue	84	605	689	—	1,995	(c)	2,684
Consolidated Funds revenues	—	—	—	1,134	—		1,134
Total revenues	64,238	304,705	368,943	(342)	(14,645)		353,956
Expenses
Non interest expense	57,164	273,939	331,103	—	4,799	(c)(d)	335,902
Interest and dividends	8,880	3,545	12,425	—	6,816	(c)(e)	19,241
Consolidated Funds expenses	—	—	—	1,626	—		1,626
Total expenses	66,044	277,484	343,528	1,626	11,615		356,769
Total other income (loss)	—	—	—	4,278	27,795	(c)	32,073
Income taxes expense / (benefit)	—	—	—	—	5,212	(b)	5,212
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(6,128)	—	(6,128)	(2,310)	(2,542)		(10,980)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(7,934)	$27,221	$19,287	$—	$(6,219)		$13,068

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2014
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$125,653	$125,653	$—	$—		$125,653
Brokerage	40	104,943	104,983	—	(4,508)	(e)	100,475
Management fees	46,574	—	46,574	(723)	(17,439)	(a)	28,412
Incentive income	16,900	—	16,900	(188)	(12,327)	(a)	4,385
Investment Income	29,025	8,207	37,232	—	(37,232)	(c)	—
Interest and dividends	—	—	—	—	35,437	(c)(e)	35,437
Reimbursement from affiliates	—	—	—	(45)	7,436	(f)	7,391
Other revenue	140	354	494	—	1,933	(c)	2,427
Consolidated Funds revenues	—	—	—	2,500	—		2,500
Total revenues	92,679	239,157	331,836	1,544	(26,700)		306,680
Expenses
Non interest expense	71,421	220,913	292,334	—	3,269	(c)(d)	295,603
Interest and dividends	5,083	878	5,961	—	23,733	(c)(e)	29,694
Consolidated Funds expenses	—	—	—	1,335	—		1,335
Total expenses	76,504	221,791	298,295	1,335	27,002		326,632
Total other income (loss)	—	—	—	3,509	54,863	(c)	58,372
Income taxes expense / (benefit)	—	—	—	—	266	(b)	266
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(8,320)	—	(8,320)	(3,718)	(1,371)		(13,409)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$7,855	$17,366	$25,221	$—	$(476)		$24,745

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
For the three and nine months ended September 30, 2015 and 2014, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

19. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution and Cowen Prime are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution and Cowen Prime are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2015, Cowen and Company had total net capital of approximately $123.4 million, which was approximately $122.4 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2015, ATM Execution had total net capital of approximately $4.7 million, which was approximately $4.4 million in excess of its minimum net capital requirement of $250,000. As of September 30, 2015, Cowen Prime had total net capital of approximately $4.2 million, which was approximately $3.9 million in excess of its minimum net capital requirement of $250,000.
Cowen and Company, ATM Execution and Cowen Prime claim exemption from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of broker dealers (“PAB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and ATM Execution and the clearing broker, which require, among other things, that the clearing broker performs computations for PAB and segregates certain balances on behalf of Cowen and Company, ATM Execution and Cowen Prime, if applicable.
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of September 30, 2015, Ramius UK's Financial Resources of $0.29 million exceeded its minimum requirement of $0.06 million by $0.2 million. As of September 30, 2015, CIL's Financial Resources of $3.3 million exceeded its minimum requirement of $2.0 million by $1.3 million.
Cowen and Company (Asia) Limited (“Cowen Asia”) is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of September 30, 2015, Cowen Asia's Financial Resources of $0.5 million exceeded the minimum requirement of $0.4 million by $0.1 million.
20. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of September 30, 2015 and December 31, 2014, $5.4 million and $5.1 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. The Company reimbursed the funds it manages an immaterial amount for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, the Company reimbursed the funds it manages $0.8 million, which were recorded net in management fees and incentive income in the accompanying consolidated statements of operations. As of September 30, 2015 and December 31, 2014, related amounts still payable were $0.1 million and $0.1 million, respectively, and were reflected in fees payable in the accompanying consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying consolidated statements of financial condition. As of September 30, 2015 and December 31, 2014, loans to employees of $3.8 million and $6.1 million, respectively, were included in due from related parties on the accompanying consolidated statements of financial condition. Of these amounts $1.7 million and $3.9 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.6 million and $1.3 million, for the three months ended September 30, 2015 and 2014 and $2.6 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively. This

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

expense is included in employee compensation and benefits in the accompanying consolidated statement of operations. For the three and nine months ended September 30, 2015, and 2014, the interest income was insignificant for all loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Included in due to related parties is approximately $0.3 million and $0.5 million as of September 30, 2015 and December 31, 2014, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
During March 2015, the Company issued a $15.0 million unsecured loan to its real estate business with maturity of June 29, 2015 and an effective annualized interest rate of 8.8%. This balance was fully repaid to the Company during June 2015. The interest income for the three and nine months ended September 30, 2015 was $0.3 million.
During June 2015, the Company issued a $0.9 million unsecured loan to its real estate business with a maturity date of July 29, 2015 and an effective annualized interest rate of LIBOR plus 6%. This loan is included in due from related parties on the accompanying consolidated statements of financial condition. The interest income for the three and nine months ended September 30, 2015 was insignificant.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of September 30, 2015 and December 31, 2014, such investments aggregated $25 million and $15 million, respectively, were included in redeemable non-controlling interests on the accompanying consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $5.5 million and $3.2 million for the three months ended September 30, 2015 and 2014 and $10.3 million and $10.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of September 30, 2015 and December 31, 2014. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
22. Subsequent Events
On October 1, 2015, the Company completed its acquisition of all of the outstanding interests in Conifer Securities, LLC ("Conifer"), a registered broker-dealer (member FINRA and SIPC) representing the prime brokerage services division of Conifer Financial Services LLC. The acquisition was completed for a combination of cash and contingent consideration. In accordance with the terms of the purchase agreement, the Company is required to pay the sellers a portion of future net revenues once certain revenue targets are achieved through December 31, 2018. The Company is currently in the process of identifying the assets and liabilities acquired and finalizing the purchase price and valuation for certain acquired assets of Conifer therefore the initial accounting for the business acquisition is incomplete. Following the acquisition, Conifer was in the process of being integrated in to the broker-dealer segment and was renamed Cowen Prime Services Trading, LLC.
On October 28, 2015, the Company's Board of Directors approved a $19.1 million increase in the Company's share repurchase program (see Note 15) bringing the total remaining shares available for repurchase to $25.0 million.
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
Overview
Cowen Group, Inc. (the "Company") is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen", "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, sales and trading and prime brokerage services through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes hedge funds, private equity structures, registered investment companies and listed vehicles. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name.
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including long/short equity, activist equity, event driven equity, event driven credit, global macro, customized portfolio solutions, managed futures, health care royalties and private real estate. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $13.7 billion of assets under management as of October 1, 2015. See the section titled "Assets Under Management and Fund Performance" for further analysis.
Our broker-dealer businesses include research, sales and trading and investment banking services to companies and institutional investor clients primarily in our target sectors ("Target Sectors") which include healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), energy and transportation. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our Target Sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. Cowen's broker-dealer segment also offers a comprehensive suite of prime brokerage services.
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

•
Investment performance of our own capital.  We invest our own capital and the performance of such invested capital affects our revenues. As of September 30, 2015, we had investments in Enterprise Fund (an entity which invests its capital in Ramius Enterprise Master Fund Ltd), Cowen Overseas Investment LP ("COIL"), Cowen Investments LLC ("Cowen Investments"), Starboard entities, and other investments. Enterprise Fund is a fund vehicle that currently has external investors, is closed to new investors and is in liquidation. COIL and Cowen Investments are wholly owned entities managed by the Company which is used solely for the firm's invested capital.
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

Recent Developments
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions. The Company had no amounts outstanding under this facility as of September 30, 2015. Interest accrues on borrowed funds at LIBOR plus 3% and interest accrues on the undrawn facility amount at LIBOR plus 0.38%. The Company is required to comply with certain financial covenants for which the Company was in compliance with at September 30, 2015.

On August 18, 2015, the Company entered into a partnership with the principals of Caerus Global Investors, LLC ("Caerus Global"), a consumer focused, long/short equity investment management business whereby the principals of Caerus Global contributed their business to a newly formed jointly owned entity Caerus Investors, LLC ("Caerus"). As part of the transaction, the Company acquired a significant minority interest in Caerus for a nominal amount.
On September 1, 2015, the Company completed its acquisition of all of the outstanding interests in Concept Capital Markets, LLC ("Concept"), a registered broker-dealer (member Financials Industry Regulatory Authority "FINRA" and SIPC) offering prime brokerage services and outsourced trading. Following the acquisition, Concept was renamed Cowen Prime Services, LLC ("Cowen Prime").
On September 9, 2015, the Company announced the formation of a Special Situations Group at Cowen and Company. With the establishment of the group, the Company's investment banking product expertise will expand to include restructuring and recapitalization advisory services.
On October 1, 2015, the Company completed its acquisition of all of the outstanding interests in Conifer Securities, LLC ("Conifer"), a registered broker-dealer (member FINRA and SIPC) representing the prime brokerage services division of Conifer Financial Services LLC. Following the acquisition, Conifer was renamed Cowen Prime Services Trading, LLC.
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

•
Mutual Funds. Management fees for the Company’s mutual funds (State Street/Ramius Managed Futures Strategy Fund and Ramius Event Driven Equity Fund) are generally charged at an annual rate of up to 1.35% of assets under management (subject to an overall expense cap of up to 1.9%).

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

•
Real Estate. Management fees from the Company's real estate business are generally charged by their general partners at an annual rate from 0.25% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the funds on the RCG Longview platform are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.

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
Assets Under Management and Fund Performance
Assets Under Management
Assets under management refer to all of our alternative investment products, solutions and services including hedge funds, private equity structures, registered investment companies and listed vehicles. The Company's alternative investment segment includes such strategies as long/short equity, activist equity, event driven equity, event driven credit, global macro, customized portfolio solutions, managed futures, health care royalties and private real estate.
Assets under management also include the fair value of assets the Company manages pursuant to separately managed accounts, collateralized debt obligations for which the Company is the collateral manager, and, as indicated in the footnotes to the table below, proprietary assets which the Company has invested in these products. Also, as indicated, assets under management for certain products may represent committed capital, where the Company owns a portion of the general partners, or committed funding that may not be under our control but forms part of the alternative investment product’s trading level.
As of October 1, 2015, the Company had assets under management of $13.7 billion, a 10.1% increase as compared to assets under management of $12.5 billion as of January 1, 2015. The $1.2 billion increase in assets under management during the nine months ended September 30, 2015 primarily resulted from hedge funds products.
The following table is a breakout of total assets under management by platform as of October 1, 2015 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (i) (o)	Alternative Solutions (a) (c) (j)	Ramius Trading Strategies (d) (k)	Real Estate (a) (l)	Healthcare Royalty Partners (e) (f) (m)	Other (n)	Total
	(dollars in millions)
January 1, 2013	$2,349	$2,465	$146	$1,533	$1,473	$105	$8,071
Subscriptions	819	1,450	—	222	50	—	2,541
Redemptions	(368)	(792)	(53)	(116)	—	(38)	(1,367)
Performance (g)	368	(187)	1	—	—	—	182
Net Return (h)	15.67%	(7.59)%	0.68%	—%	—%	—%	2.25%
January 1, 2014	3,168	2,936	94	1,639	1,523	67	9,427
Subscriptions	1,132	1,326	35	249	1,059	—	3,801
Redemptions	(935)	(272)	—	(181)	—	(19)	(1,407)
Performance (g)	853	(206)	18	—	—	—	665
Net Return (h)	26.93%	(7.02)%	19.15%	—%	—%	—%	7.05%
January 1, 2015	4,218	3,784	147	1,707	2,582	48	12,486
Subscriptions	2,410	573	—	88	—	—	3,071
Redemptions	(191)	(543)	(42)	—	(87)	(10)	(873)
Performance (g)	(517)	(429)	(1)	—	6	—	(941)
Net Return (h)	(12.26)%	(11.34)%	(0.68)%	—%	0.23%	—%	(7.54)%
October 1, 2015	$5,920	$3,385	$104	$1,795	$2,501	$38	$13,743

(a)
The Company owns between 20% and 55% of the general partners or managing members of the real estate business, the activist business, the global macro strategy business (the single strategy hedge funds) and the alternative solutions business (as of September 2013).

(b)
These amounts include the Ramius Event Driven Equity Fund and the Company's invested capital of approximately $163.9 million, $172.2 million and $155.6 million as of October 1, 2015, January 1, 2015 and January 1, 2014, respectively.

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

(e)	These amounts include the Company's invested capital of approximately $21.8 million, $20.7 million and $16.4 million as of October 1, 2015, January 1, 2015 and January 1, 2014, respectively.

(f)	This amount reflects committed capital.

(g)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(h)	Net returns are calculated on the platform as a whole. Net return of individual funds will vary based on the timing and strategy the respective funds.

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
Fund Performance
For the quarter ended September 30, 2015, the Company's hedge fund vehicles had mixed results relative to their respective benchmarks. The period was especially challenging due to financial markets’ concerns over a slowing economy in China as well as other resource-sensitive developing markets. Commodity prices remained under pressure with the S&P Goldman Sachs Commodity Index hitting a six year low in August. In addition to equities, currencies from these countries suffered the most acute declines. Yields also rose and spreads widened on high yield bonds. All three major US equity market indices suffered their largest quarterly percentage declines and the highest level of volatility since the third quarter of 2011.
The quarter was hard on event-driven stocks in general, and our activist strategy had negative results as well, but the loss was significantly less than that of the Russell 2000 Index. Given the significant amount of assets invested in this strategy, the performance of the activist strategy will continue to have a meaningful effect on the Company’s financial results.  While outperforming many of its peers, the merger arbitrage strategy nonetheless also had a negative quarter. Despite trailing the HFRX Merger Arbitrage Index for the quarter, the strategy remains in positive territory and ahead of its benchmark for the year and other event-driven indices on a year-to-date basis. The strategy has had relatively stable performance since its inception in May 2015 and has seen meaningful inflows.

The liquid alternative mutual funds which offer exposure to multi-manager managed futures access and event-driven equity also had mixed results for the third quarter. On an aggregate basis, these funds still have relatively modest amounts of invested assets, which means the performance of these funds does not have a significant impact on the Company’s results of operations. The event-driven equity fund had negative performance for the quarter that exceeded that of its benchmark index. The managed futures fund took advantage of the markets’ volatility and ended the quarter with positive results that outperformed its benchmark CTA index.  We continue to believe our partnership with State Street will help grow the assets invested in the managed futures fund over time. The hedge fund alpha vehicle and the strategic volatility fund, both of which were at minimal size, were closed during the quarter with no material effect on our alternative asset management business.
The solutions business performed satisfactorily in its specialized assignments. The internally managed multi-strategy funds maintained their focus on capital preservation, while continuing to execute opportunistic transactions linked to certain assets.  With regard to the longer-dated investment vehicles in real estate, the largest legacy real estate debt fund was marginally negative for the quarter, while the legacy equity fund was slightly positive.  Certain of the legacy real estate funds are in the process of returning capital to investors. The most recent real estate debt fund continues to make investments, and interim results are meeting performance expectations. Our health care royalty strategy, which raised a substantial amount of capital in 2014, remains in its investment period, with existing investments continuing to perform in line with expectations.
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
As of September 30, 2015, the Company's invested capital amounted to a net value of $737.1 million (supporting a long market value of $1,192.7 million), representing approximately 97% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of September 30, 2015. The net values presented in the table below do not tie to Cowen Group's consolidated statement of financial condition as of September 30, 2015 because they are included in various line items of the accompanying consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$526.6	69%
Merchant Banking	152.9	20%
Real Estate	57.6	8%
Total	737.1	97%
Stockholders' Equity	$762.8	100%
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

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended September 30,		Period to Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$53,012	$45,799	$7,213	16%
Brokerage	41,085	34,334	6,751	20%
Management fees	10,519	9,796	723	7%
Incentive income	93	(837)	930	(111)%
Interest and dividends	3,604	13,725	(10,121)	(74)%
Reimbursement from affiliates	3,355	2,473	882	36%
Other revenues	1,312	1,120	192	17%
Consolidated Funds revenues	274	691	(417)	(60)%
Total revenues	113,254	107,101	6,153	6%
Expenses
Employee compensation and benefits	56,401	65,806	(9,405)	(14)%
Interest and dividends	7,367	12,429	(5,062)	(41)%
General, administrative and other expenses	36,565	33,830	2,735	8%
Consolidated Funds expenses	634	635	(1)	—%
Total expenses	100,967	112,700	(11,733)	(10)%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	(23,612)	13,836	(37,448)	(271)%
Consolidated Funds net gains (losses)	242	2,433	(2,191)	(90)%
Total other income (loss)	(23,370)	16,269	(39,639)	(244)%
Income (loss) before income taxes	(11,083)	10,670	(21,753)	(204)%
Income taxes expense (benefit)	(5,081)	141	(5,222)	NM
Net income (loss)	(6,002)	10,529	(16,531)	(157)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	4,344	4,006	338	8%
Net income (loss) attributable to Cowen Group, Inc.	(10,346)	6,523	(16,869)	(259)%
Preferred stock dividends	1,603	—	1,603	NM
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(11,949)	$6,523	$(18,472)	(283)%
Revenues
Investment Banking
Investment banking revenues increased $7.2 million to $53.0 million for the three months ended September 30, 2015 compared with $45.8 million in the prior year period. During the three months ended September 30, 2015, the Company completed 27 underwriting transactions and two strategic advisory transactions. During the three months ended September 30, 2014, the Company completed 23 underwriting transactions, three strategic advisory transactions and 10 debt capital market transactions. The average underwriting fee per transaction was 83.5% greater in the third quarter of 2015 as compared to the prior year period.
Brokerage
Brokerage revenues increased $6.8 million to $41.1 million for the three months ended September 30, 2015 compared with $34.3 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, a decrease in facilitation losses in our cash equities and options businesses and the initiation of our prime brokerage business in the third quarter of 2015. Customer trading volumes across the industry (according to Bloomberg) increased 30% for the three months ended September 30, 2015 compared to the same period in the prior year.
Management Fees
Management fees increased $0.7 million to $10.5 million for the three months ended September 30, 2015 compared with $9.8 million in the prior year period. This increase was primarily related to an increase in management fees from our healthcare royalty business offset partially by a decrease in management fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Incentive Income
Incentive income increased $0.9 million to $0.1 million for the three months ended September 30, 2015, compared with a loss of $0.8 million in the prior year period. This increase was primarily related to prior year losses on performance fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Interest and Dividends
Interest and dividends decreased $10.1 million to $3.6 million for the three months ended September 30, 2015 compared with $13.7 million in the prior year period. This decrease was attributable to the completion of the wind down of our securities lending business during the first quarter of 2015
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.9 million to $3.4 million for the three months ended September 30, 2015 compared with $2.5 million in the prior year period. The increase is primarily related to an increase in reimbursements from the activist business.
Other Revenues
Other revenues increased $0.2 million to $1.3 million for the three months ended September 30, 2015 compared with $1.1 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.4 million to $0.3 million for the three months ended September 30, 2015 compared with $0.7 million in the prior year period.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $9.4 million to $56.4 million for the three months ended September 30, 2015 compared with $65.8 million in the prior year period. The decrease is primarily due to $39.7 million lower other income (loss) partially offset by $6.2 million higher revenues during the third quarter of 2015 as compared to 2014 and thus resulting in a lower compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio, based on total revenues only, was 50% for the three months ended September 30, 2015, compared with 61% for the prior year period. The decrease in the compensation to revenue ratio resulted from a 14% decrease in total compensation offset partially by a 6% increase in total revenues. The compensation to revenue ratio, including other income (loss), was 63% for the three months ended September 30, 2015, compared with 53% for the prior year period.
Interest and Dividends
Interest and dividend expenses decreased $5.0 million to $7.4 million for the three months ended September 30, 2015 compared with $12.4 million in the prior year period. This decrease was attributable to the completion of the wind down of our securities lending business during the first quarter of 2015 offset partially by an increase related to the convertible debt and other notes payable issued during the first and fourth quarters of 2014.
General, Administrative and Other Expenses
General, administrative and other expenses increased $2.8 million to $36.6 million for the three months ended September 30, 2015 compared with $33.8 million in the prior year period. This was primarily due to higher legal and other professional fees and an increase in floor brokerage and trade execution, which are variable expenses, related to higher revenues, offset partially by lower client services and business development costs.
Consolidated Funds Expenses
Consolidated Funds expenses remained fairly flat at $0.6 million for the three months ended September 30, 2015 compared with $0.6 million for the prior year period.
Other Income (Loss)
Other income (loss) decreased $39.7 million to a loss of $23.4 million for the three months ended September 30, 2015 compared with $16.3 million in the prior year period. The decrease primarily relates to a decrease in performance in our activist strategy and the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense decreased $5.2 million to a benefit of $5.1 million for the three months ended September 30, 2015 compared with an income tax expense of $0.14 million in the prior year period. This decrease is primarily attributable to the decrease of the Company’s US federal and state deferred tax assets due to the decrease in the Company’s operating profits.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $0.3 million to $4.3 million for the three months ended September 30, 2015 compared with $4.0 million in the prior year period. The decrease was primarily the result of selling our long/short credit business during the fourth quarter of 2014 and a decrease in performance in the alternative solutions business. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Condensed Consolidated Statements of Operations
	(unaudited)
	Nine Months Ended September 30,		Period to Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$186,763	$125,653	$61,110	49%
Brokerage	111,496	100,475	11,021	11%
Management fees	31,169	28,412	2,757	10%
Incentive income	365	4,385	(4,020)	(92)%
Interest and dividends	9,846	35,437	(25,591)	(72)%
Reimbursement from affiliates	10,499	7,391	3,108	42%
Other revenues	2,684	2,427	257	11%
Consolidated Funds revenues	1,134	2,500	(1,366)	(55)%
Total revenues	353,956	306,680	47,276	15%
Expenses
Employee compensation and benefits	227,593	197,771	29,822	15%
Interest and dividends	19,241	29,694	(10,453)	(35)%
General, administrative and other expenses	108,309	97,832	10,477	11%
Consolidated Funds expenses	1,626	1,335	291	22%
Total expenses	356,769	326,632	30,137	9%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	24,449	48,227	(23,778)	(49)%
Consolidated Funds net gains (losses)	7,624	10,145	(2,521)	(25)%
Total other income (loss)	32,073	58,372	(26,299)	(45)%
Income (loss) before income taxes	29,260	38,420	(9,160)	(24)%
Income taxes expense (benefit)	5,212	266	4,946	NM
Net income (loss)	24,048	38,154	(14,106)	(37)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	10,980	13,409	(2,429)	(18)%
Net income (loss) attributable to Cowen Group, Inc.	13,068	24,745	(11,677)	(47)%
Preferred stock dividends	2,358	—	2,358	NM
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$10,710	$24,745	$(14,035)	(57)%

Revenues
Investment Banking
Investment banking revenues increased $61.1 million to $186.8 million for the nine months ended September 30, 2015 compared with $125.7 million in the prior year period. During the nine months ended September 30, 2015, the Company completed 113 underwriting transactions, nine strategic advisory transactions and four debt capital market transactions. During the nine months ended September 30, 2014, the Company completed 96 underwriting transactions, six strategic advisory transactions and 13 debt capital market transactions. The average underwriting fee per transaction was 46.6% greater in the first nine months of 2015 as compared to the prior year period.
Brokerage
Brokerage revenues increased $11.0 million to $111.5 million for the nine months ended September 30, 2015 compared with $100.5 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, a decrease in facilitation losses in our cash equity and option businesses, an increase in payments for research services and the initiation of our prime brokerage business in the third quarter of 2015. Customer trading volumes across the industry (according to Bloomberg) increased 12% for the nine months ended September 30, 2015 compared to the prior year period.
Management Fees
Management fees increased $2.8 million to $31.2 million for the nine months ended September 30, 2015 compared with $28.4 million in the prior year period. This increase was primarily related to an increase in management fees from our healthcare royalty business offset partially by a decrease in management fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Incentive Income
Incentive income decreased $4.0 million to $0.4 million for the nine months ended September 30, 2015, compared with $4.4 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our alternative solutions business and a decrease in performance fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Interest and Dividends
Interest and dividends decreased $25.6 million to $9.8 million for the nine months ended September 30, 2015 compared with $35.4 million in the prior year period. This decrease was attributable to the completion of the wind down of our securities lending business during the first quarter of 2015.
Reimbursements from Affiliates
Reimbursements from affiliates increased $3.1 million to $10.5 million for the nine months ended September 30, 2015 compared with $7.4 million in the prior year period. The increase is primarily related to an increase in reimbursements from the activist business.
Other Revenues
Other revenues increased $0.3 million to $2.7 million for the nine months ended September 30, 2015 compared with $2.4 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $1.4 million to $1.1 million for the nine months ended September 30, 2015 compared with $2.5 million in the prior year period.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $29.8 million to $227.6 million for the nine months ended September 30, 2015 compared with $197.8 million in the prior year period. The increase is primarily due to $47.3 million higher total revenues partially offset by $26.3 million lower other income (loss) during 2015 as compared to 2014, resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio, based on total revenues only, was 64% for the nine months ended September 30, 2015, compared with 64% in the prior year period. The compensation to revenue ratio, including other income (loss), was 59% for the nine months ended September 30, 2015, compared with 54% in the prior year period.

Interest and Dividends
Interest and dividend expenses decreased $10.5 million to $19.2 million for the nine months ended September 30, 2015 compared with $29.7 million in the prior year period. This decrease was attributable to the completion of the wind down of our securities lending business during the first quarter of 2015 offset partially by an increase related to the convertible debt and other notes payable issued during the first and fourth quarters of 2014.
General, Administrative and Other Expenses
General, administrative and other expenses increased $10.5 million to $108.3 million for the nine months ended September 30, 2015 compared with $97.8 million in the prior year period. This was primarily due to higher legal and other professional fees, increased occupancy costs and an increase in client services and business development and floor brokerage and trade execution, which are variable expenses, related to higher revenues.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.3 million to $1.6 million for the nine months ended September 30, 2015 compared with $1.3 million in the prior year period.
Other Income (Loss)
Other income (loss) decreased $26.3 million to $32.1 million for the nine months ended September 30, 2015 compared with $58.4 million in the prior year period. The decrease primarily relates to a decrease in performance in our activist strategy and the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $4.9 million to $5.2 million for the nine months ended September 30, 2015 compare with $0.3 million in the prior year period. This increase is primarily attributable to the decrease of the Company’s US federal and state deferred tax assets due to the increase in the Company’s operating profits.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased $2.4 million to $11.0 million for the nine months ended September 30, 2015 compared with $13.4 million in the prior year period. The decrease was primarily the result of selling our long/short credit business during the fourth quarter of 2014 and a decrease in performance in the alternative solutions business offset partially by an increase in performance in our healthcare royalty business. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
For the three and nine months ended September 30, 2015 and 2014, the Company's alternative investment segment includes hedge funds, private equity structures, registered investment companies and listed vehicles operating results and other investment platforms operating results.
For the three and nine months ended September 30, 2015 and 2014, the Company's broker-dealer segment includes investment banking, research, sales and trading and prime brokerage businesses' operating results.
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
Our broker-dealer segment generates Economic Income (Loss) revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's Target Sectors: healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, REITs, energy and transportation. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Cowen's broker-dealer segment also offers a comprehensive suite of prime brokerage services. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage in the accompanying consolidated statement of operations.
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

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

	Economic Income (Loss)
	(unaudited)
	Three Months Ended September 30,
	2015			2014			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$53,012	$53,012	$—	$45,799	$45,799	$7,213	16%
Brokerage	18	41,857	41,875	15	35,568	35,583	6,292	18%
Management fees	17,739	282	18,021	16,319	—	16,319	1,702	10%
Incentive income (loss)	(8,629)	—	(8,629)	4,488	—	4,488	(13,117)	(292)%
Investment income (loss)	(16,781)	(5,243)	(22,024)	4,064	3,399	7,463	(29,487)	(395)%
Other revenues	(9)	573	564	43	353	396	168	42%
Total economic income revenues	(7,662)	90,481	82,819	24,929	85,119	110,048	(27,229)	(25)%
Non-interest expenses	6,133	84,721	90,854	21,754	77,050	98,804	(7,950)	(8)%
Interest expense	2,970	1,287	4,257	1,852	812	2,664	1,593	60%
Non-controlling interest	(2,231)	—	(2,231)	(1,877)	—	(1,877)	(354)	19%
Economic income (loss)	$(18,996)	$4,473	$(14,523)	$(554)	$7,257	$6,703	$(21,226)	(317)%
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $82.8 million for the three months ended September 30, 2015, a decrease of $27.2 million compared to Economic Income (Loss) revenues of $110.0 million in the prior year period. The decrease was primarily related to decreased performance in investment and incentive income partially offset by an increase in investment banking activity. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were a loss of $7.7 million for the three months ended September 30, 2015, a decrease of $32.6 million compared to Economic Income (Loss) revenues of $24.9 million in the prior year period.
Management Fees.    Management fees for the segment increased $1.4 million to $17.7 million for the three months ended September 30, 2015 compared with $16.3 million in the prior year period. This increase was primarily related to an increase in management fees for our activist and healthcare royalty businesses offset partially by lower management fees from the real estate business.
Incentive Income (Loss).    Incentive income for the segment decreased $13.1 million to a loss of $8.6 million for the three months ended September 30, 2015 compared with an income of $4.5 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our activist business.
Investment Income (Loss).    Investment income for the segment decreased $20.9 million to a loss of $16.8 million for the three months ended September 30, 2015, compared with $4.1 million in the prior year period. The decrease primarily relates to a decrease in the Company's performance in the Company's own invested capital.
Other Revenues.    Other revenues for the segment remained fairly flat at $0.1 million for the three months ended September 30, 2015, compared with $0.1 million in the prior year period.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $90.5 million for the three months ended September 30, 2015, an increase of $5.4 million compared with Economic Income (Loss) revenues of $85.1 million in the prior year period.
Investment Banking.    Investment banking revenues increased $7.2 million to $53.0 million for the three months ended September 30, 2015 compared with $45.8 million in the prior year period. During the three months ended September 30, 2015, the Company completed 27 underwriting transactions and two strategic advisory transactions. During the three months ended September 30, 2014, the Company completed 23 underwriting transactions, three strategic advisory transactions and 10 debt capital market transactions. The average underwriting fee per transaction was 83.5% greater in the third quarter of 2015 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $6.3 million to $41.9 million for the three months ended September 30, 2015, compared with $35.6 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, a decrease in facilitation losses in our cash equities and options businesses and the initiation of our prime brokerage business in the third quarter of 2015. Customer trading volumes across the industry (according to Bloomberg) increased 30% for the three months ended September 30, 2015 compared to the same period in the prior year.
Investment Income (Loss).    Investment income for the segment decreased $8.6 million to a loss of $5.2 million for the three months ended September 30, 2015 compared with $3.4 million in the prior year period. The decrease is a result of a decrease in overall investment income which is allocated amongst the segments.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses decreased $7.9 million to $90.9 million for the three months ended September 30, 2015, compared with $98.8 million in the prior year period.
Compensation and Benefits.    Compensation and benefits expenses, included within non-interest expenses, decreased $9.8 million to $55.2 million for the three months ended September 30, 2015, compared with $65.0 million in the prior year period. The decrease is due to $27.2 million lower revenues during the third quarter of 2015 as compared to 2014 and thus resulting in a lower compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 67% for the three months ended September 30, 2015, compared to 59% for the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $2.7 million to $26.2 million for the three months ended September 30, 2015, compared with $23.5 million in the prior year period. This increase was primarily due to higher legal and other professional fees and increased occupancy costs related to additional office space and our recent acquisition of Concept.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$3,477	$3,284	$193	6%
Professional, advisory and other fees	4,677	3,485	1,192	34%
Occupancy and equipment	6,736	6,135	601	10%
Depreciation and amortization	2,297	2,270	27	1%
Service fees	1,769	1,932	(163)	(8)%
Expenses from equity investments	3,536	3,534	2	—%
Other	3,747	2,869	878	31%
Total	$26,239	$23,509	$2,730	12%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, decreased $0.5 million to $11.7 million for the three months ended September 30, 2015, compared with $12.2 million in the prior year period. The decrease is primarily related to a decrease in syndication costs offset partially by increased floor brokerage and trade execution costs.

The following table shows the components of the non-compensation expenses—variable, for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$5,764	$4,176	$1,588	38%
HealthCare Royalty Partners syndication costs	132	2,154	(2,022)	(94)%
Expenses related to Luxembourg reinsurance companies	760	825	(65)	(8)%
Marketing and business development	4,838	4,266	572	13%
Other	237	736	(499)	(68)%
Total	$11,731	$12,157	$(426)	(4)%
Interest expense.    Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, increased $1.6 million to $4.3 million for the three months ended September 30, 2015 compared with $2.7 million in the prior year period.
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, increased $0.5 million to $2.3 million for the three months ended September 30, 2015 compared with $1.8 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Non-Controlling Interest.    Income (loss) attributable to redeemable non-controlling interests increased by $0.3 million to $2.2 million for the three months ended September 30, 2015 compared with $1.9 million in the prior year period. The increase was primarily due to an increase in income allocable to partners of our healthcare royalty business offset partially by the result of selling our long/short credit business during the fourth quarter of 2014 and a decrease in performance in the alternative solutions business. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Economic Income (Loss)
	(unaudited)
	Nine Months Ended September 30,
	2015			2014			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$186,763	$186,763	$—	$125,653	$125,653	$61,110	49%
Brokerage	41	112,292	112,333	40	104,943	104,983	7,350	7%
Management fees	50,885	282	51,167	46,574	—	46,574	4,593	10%
Incentive income (loss)	(1,081)	—	(1,081)	16,900	—	16,900	(17,981)	(106)%
Investment income (loss)	14,309	4,763	19,072	29,025	8,207	37,232	(18,160)	(49)%
Other income (loss)	84	605	689	140	354	494	195	39%
Total economic income revenues	64,238	304,705	368,943	92,679	239,157	331,836	37,107	11%
Non-interest expenses	57,164	273,939	331,103	71,421	220,913	292,334	38,769	13%
Interest expense	8,880	3,545	12,425	5,083	878	5,961	6,464	108%
Non-controlling interest	(6,128)	—	(6,128)	(8,320)	—	(8,320)	2,192	(26)%
Economic income (loss)	$(7,934)	$27,221	$19,287	$7,855	$17,366	$25,221	$(5,934)	(24)%
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $368.9 million for the nine months ended September 30, 2015, an increase of $37.1 million compared to Economic Income (Loss) revenues of $331.8 million in the prior year period. The increase was related to investment banking activity, which was partially offset with decreased performance in investment and incentive income. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $64.2 million for the nine months ended September 30, 2015, a decrease of $28.5 million compared to Economic Income (Loss) revenues of $92.7 million in the prior year period.
Management Fees.    Management fees for the segment increased $4.3 million to $50.9 million for the nine months ended September 30, 2015 compared with $46.6 million in the prior year period. This increase was primarily related to an increase in management fees for our activist and healthcare royalty businesses offset partially by lower management fees from the real estate business.
Incentive Income (Loss).    Incentive income for the segment decreased $18.0 million to a loss of $1.1 million for the nine months ended September 30, 2015 compared with $16.9 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our activist and alternative solutions businesses along side a decrease in performance fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Investment Income (Loss).    Investment income for the segment decreased $14.7 million to $14.3 million for the nine months ended September 30, 2015 compared with $29.0 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment remained fairly flat at $0.1 million for the nine months ended September 30, 2015 and the prior year period.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $304.7 million for the nine months ended September 30, 2015, an increase of $65.5 million compared with Economic Income (Loss) revenues of $239.2 million in the prior year.
Investment Banking.    Investment banking revenues increased $61.1 million to $186.8 million for the nine months ended September 30, 2015 compared with $125.7 million in the prior year period. During the nine months ended September 30, 2015, the Company completed 113 underwriting transactions, nine strategic advisory transactions and four debt capital market transactions. During the nine months ended September 30, 2014, the Company completed 96 underwriting transactions, six strategic advisory transactions and 13 debt capital market transactions. The average underwriting fee per transaction was 46.6% greater in the first nine months of 2015 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $7.4 million to $112.3 million for the nine months ended September 30, 2015, compared with $104.9 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, a decrease in facilitation losses in our cash equity and option businesses, an increase in payments for research services and the initiation of our prime brokerage business in the third quarter of 2015. Customer trading volumes across the industry (according to Bloomberg) increased 12% for the nine months ended September 30, 2015 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment decreased $3.4 million to income of $4.8 million for the nine months ended September 30, 2015, compared with $8.2 million in the prior year period. The decrease is a result of a decrease in overall investment income which is allocated amongst the segments.
Other Income (Loss).    Other income (loss) for the segment increased $0.2 million to $0.6 million for the nine months ended September 30, 2015, compared with $0.4 million in the prior year period.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $38.8 million to $331.1 million for the nine months ended September 30, 2015, compared with $292.3 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $29.3 million to $224.9 million for the nine months ended September 30, 2015 compared with $195.6 million in the prior year period. The increase is due to $37.1 million higher revenues during 2015 as compared to 2014 and thus resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 61% for nine months ended September 30, 2015 compared with 59% in the prior year period.

Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $7.2 million to $76.0 million for the nine months ended September 30, 2015 compared with $68.8 million in the prior year period. This increase was primarily due to higher legal and other professional fees, increased occupancy costs related to additional office space, an increase in costs from equity method investments and our recent acquisition of Concept.
The following table shows the components of the non-compensation expenses—fixed, for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$10,310	$9,551	$759	8%
Professional, advisory and other fees	12,934	9,635	3,299	34%
Occupancy and equipment	19,544	18,024	1,520	8%
Depreciation and amortization	6,572	7,027	(455)	(6)%
Service fees	5,313	6,156	(843)	(14)%
Expenses from equity investments	11,646	9,921	1,725	17%
Other	9,724	8,517	1,207	14%
Total	$76,043	$68,831	$7,212	10%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $3.7 million to $37.0 million for the nine months ended September 30, 2015 compared with $33.3 million in the prior year period. The increase is primarily related to an increase in client services and business development and increased floor brokerage and trade execution costs offset partially by a decrease in syndication costs.
The following table shows the components of the non-compensation expenses—variable, for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$15,705	$13,632	$2,073	15%
HealthCare Royalty Partners syndication costs	396	2,217	(1,821)	(82)%
Expenses related to Luxembourg reinsurance companies	2,252	2,002	250	12%
Marketing and business development	16,420	14,143	2,277	16%
Other	2,195	1,265	930	74%
Total	$36,968	$33,259	$3,709	11%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, decreased $1.5 million to $6.8 million for the nine months ended September 30, 2015 compared with $5.3 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Interest expense
Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, increased $6.4 million to $12.4 million for the nine months ended September 30, 2015 compared with $6.0 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests decreased by $2.2 million to $6.1 million for the nine months ended September 30, 2015 compared with $8.3 million in the prior year period. The decrease was primarily the result of selling our long/short credit business during the fourth quarter of 2014 and a decrease in performance in the alternative solutions business offset partially by an increase in income allocable to partners of our healthcare royalty business. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to partners.

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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2015, we had cash and cash equivalents of $92.9 million and net liquid investment assets of $489.7 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of September 30, 2015 and December 31, 2014 were $9.6 million and $10.5 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $0.8 million and $1.1 million as of September 30, 2015 and December 31, 2014, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.1 million and $0.2 million, respectively.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As of September 30, 2015, the Company had unfunded commitments of $9.6 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through September 30, 2015, the Company has funded $36 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of September 30, 2015, has funded $0.9 million towards this commitment. As of September 30, 2015, the Company has an unfunded commitment to Formation8 Partners Fund I, L.P. of $1.4 million. The remaining capital commitment is expected to be called over a one year period. As of September 30, 2015, the Company has an unfunded commitment to Formation 8 Partners Hardware Fund I, L.P. of $1.1 million. The remaining capital commitment is expected to be called over a 1 year period.
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
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions. The Company had no amounts outstanding under this facility as of September 30, 2015. Interest accrues on borrowed funds at LIBOR plus 3% and interest accrues on the undrawn facility amount at LIBOR plus 0.38%. The Company is required to comply with certain financial covenants for which the Company was in compliance with at September 30, 2015.
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.4 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
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
Regulation
As registered broker-dealers, Cowen and Company, ATM Execution and Cowen Prime are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution and Cowen Prime are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2015, Cowen and Company had total net capital of approximately $123.4 million, which was approximately $122.4 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2015, ATM Execution had total net capital of approximately $4.7 million, which was approximately $4.4 million in excess of its minimum net capital requirement of $250,000. As of September 30, 2015, Cowen Prime had total net capital of approximately $4.2 million, which was approximately $3.9 million in excess of its minimum net capital requirement of $250,000.
Cowen and Company, ATM Execution and Cowen Prime claim exemption from the provisions of Rule 15c3-3 under the Exchange Act as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of broker dealers (“PAB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company and ATM Execution and the clearing broker, which require, among other things, that the clearing broker performs computations for PAB and segregates certain balances on behalf of Cowen and Company, ATM Execution and Cowen Prime, if applicable.
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of September 30, 2015, Ramius UK's Financial Resources of $0.29 million exceeded its minimum requirement of $0.06 million by $0.23 million. As of September 30, 2015, CIL's Financial Resources of $3.3 million exceeded its minimum requirement of $2.0 million by $1.3 million.

Cowen Asia is subject to the financial resources requirements of the Securities and Futures Commission (“SFC”) of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. As of September 30, 2015, Cowen Asia's Financial Resources of $0.5 million exceeded the minimum requirement of $0.4 million by $0.1 million.
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
Operating Activities.    Net cash used in operating activities of $178.5 million for the nine months ended September 30, 2015 was primarily related to purchases of securities and other investments and a reduction of compensation payable partially offset by a decrease in cash held at other brokers. Net cash used in operating activities of $73.7 million for the nine months ended September 30, 2014 was primarily related to purchase securities partially offset by an increase in cash held at other brokers.
Investing Activities.    Net cash provided by investing activities of $7.0 million for the nine months ended September 30, 2015 was primarily related to the proceeds from sales of other investments offset partially by purchases of business. Net cash used in investing activities of $45.9 million for the nine months ended September 30, 2014 was primarily related to the cash convertible note economic hedge transaction and purchase of other investments.
Financing Activities.    Net cash provided by financing activities for the nine months ended September 30, 2015 of $134.9 million was primarily related to the proceeds from issuance of preferred stock and contributions from non-controlling interests in Consolidated Funds offset partially by repurchase of shares of our common stock.  Net cash provided by financing activities for the nine months ended September 30, 2014 of $131.0 million was primarily related to the issuance of Cash Convertible Notes offset partially by the purchase of treasury stock.
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
The Company recorded interest expense of $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $3.4 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying consolidated statements of operations is $1.6 million and $1.5 million for the three months ended September 30, 2015 and 2014 and $4.7 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of September 30, 2015, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
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
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million for the three months ended September 30, 2015 and $3.9 million for the nine months ended September 30, 2015. The Company capitalized debt issuance costs of approximately $2.9 million which are included in other assets in the accompanying consolidated statements of financial condition and will be amortized over the life of the 2021 Notes. As of September 30, 2015, the Company is in compliance with all covenants included in the indenture governing the 2021 Notes.
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “Senior Indenture”), by and among the Company and The Bank of New York Melon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to 1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended. As of September 30, 2015, the Company was in compliance with these covenants.
Other Note Payable
During January 2015, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.33% and is due on December 1, 2015, with monthly payment requirements of $0.2 million. As of September 30, 2015, the outstanding balance on this note payable was $0.4 million. Interest expense for the three and nine months ended September 30, 2015 was insignificant.
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions. The Company had no amounts outstanding under this facility as of September 30, 2015. Interest accrues on borrowed funds at LIBOR plus 3% and interest accrues on the undrawn facility amount at LIBOR plus 0.38%. The Company is required to comply with certain financial covenants for which the Company was in compliance with at September 30, 2015.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of September 30, 2015, the remaining balance on these capital leases was $3.0 million. Interest expense was $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.
Letters of Credit
As of September 30, 2015, the Company has the following seven irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, with respect to which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$710	October 2025
New York	$1,000	February 2016
Boston	$382	March 2016
New York	$355	May 2016
New York	$1,861	May 2016
New York	$794	October 2016
New York	$3,935	October 2016
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2015 and December 31, 2014, there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of September 30, 2015:

	Total	< 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$118,032	$5,094	$51,052	$29,636	$32,250
Service Payments	28,663	4,490	22,798	1,375	—
Equipment leases	3,708	386	3,245	77	—
Aircraft	4,829	315	3,779	735	—
Total	155,232	10,285	80,874	31,823	32,250
Debt
Convertible Debt	165,198	—	13,455	151,743	—
Note Payable	95,862	1,304	15,654	10,436	68,468
Total	$261,060	$1,304	$29,109	$162,179	$68,468
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
The fund is currently winding-down as of September 30, 2015 and the clawback obligations were $6.2 million (see Note 5 to the Company's condensed consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of September 30, 2015, is as follows:

	Convertible Debt	Note Payable	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2015	$—	$1,304	$361	$330
2016	4,485	5,218	—	1,025
2017	4,485	5,218	—	938
2018	4,485	5,218	—	938
2019	151,743	5,218	—	78
Thereafter	—	73,686	—	—
Subtotal	165,198	95,862	361	3,309
Less: Amount representing interest (a)	(42,049)	(32,612)	(6)	(286)
Total	$123,149	$63,250	$355	$3,023

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of September 30, 2015. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk of that instrument. For additional information regarding the use of unobservable inputs to fair value assets and liabilities see Note 6 in the accompanying Unaudited Condensed Consolidated Financial Statement in Part 1 Item 1.
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
The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company has elected the fair value option for its investments through Cowen Investments, LLC and certain investments it holds though its operating companies.  This option has been elected because the Company believes that it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.
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

•
Mutual Funds. Management fees for the Company’s mutual funds (State Street/Ramius Managed Futures Strategy Fund and Ramius Event Driven Equity Fund) are generally charged at an annual rate of up to 1.35% of assets under management (subject to an overall expense cap of up to 1.9%).

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

•
Real Estate. Management fees from the Company's real estate business are generally charged by their general partners at an annual rate from 0.25% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the funds on the RCG Longview platform are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.

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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 13 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2015 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2015.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and nine months ended September 30, 2015, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2015.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three and nine months ended September 30, 2015.

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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the quarter ended September 30, 2015. These items should be read together with the Company's discussion in Note 18 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Part IV and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company intends to vigorously defend against this lawsuit. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint. During the third quarter, the Company and EIG continued to engage in targeted discovery relating to the Company’s defense that it did not assume unknown liabilities of Dahlman Rose. On September 25, 2015, the Company filed its motion for partial summary judgment to dismiss certain of EIG’s claims relating to Dahlman Rose’s alleged copyright infringement. We expect the Company’s motion to be heard late in the fourth quarter, but we cannot predict when the Court will issue a decision. The case is in its preliminary stages, therefore the Company cannot predict the outcome at this time but does not currently expect this case to have a material effect on its financial position but it could have a material effect on the Company’s results of operations in a future period.
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
Item 2.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of November 2, 2015, the Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $127.7 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three and nine months ended September 30, 2015, through the share repurchase program, the Company repurchased 3,557,268 shares of Cowen Class A common stock at an average price of $5.38 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month 1 (July 1, 2015 – July 31, 2015)
Common stock repurchases(1)	—	$—	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	—	$—

Month 2 (August 1, 2015 – August 31, 2015)
Common stock repurchases(1)	2,507,523	$5.52	—	—	(3)
Employee transactions(2)	—	$—	—	—
Total	2,507,523	$5.52

Month 3 (September 1, 2015 – September 30, 2015)
Common stock repurchases(1)	1,049,745	$5.05	—	—	(3)
Employee transactions(2)	7,014	$5.08	—	—
Total	1,056,759	$5.05

Total (July 1, 2015 – September 30, 2015)
Common stock repurchases(1)	3,557,268	$5.38	—	—	(3)
Employee transactions(2)	7,014	$5.08	—	—
Total	3,564,282	$5.38

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $127.7 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	November 2, 2015	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
10.1	Revolving Credit Agreement dated August 3, 2015 (previously filed as Exhibit 10.1 to the Form 8-K filed August 4, 2015).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

E - 1