Form 10-K
period 2015-12-31
COWEN GROUP, INC.
filed 2016-02-29
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2015	Commission file number: 001-34516
Cowen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0423711 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $664,131,808.
As of February 26, 2016 there were 105,645,493 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders.

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
Item 1.    Business
Overview
Cowen Group, Inc. (the "Company"), a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen", "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, sales and trading and prime brokerage services through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes hedge funds, private equity structures, registered investment companies and listed investment vehicles. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors, primarily under the Cowen name. For a discussion of certain financial information by segment, please see the notes to the Company's consolidated financial statements.
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including long/short equity, activist equity, event driven equity, event driven credit, global macro, customized portfolio solutions, managed futures, health care royalties and private real estate. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $13.3 billion of assets under management as of January 1, 2016.
Our broker-dealer businesses include research, sales and trading and investment banking services to companies and institutional investor clients primarily in our target sectors ("Target Sectors"): which include healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), energy and transportation. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our target sectors. The broker-dealer segment also offers a full-service suite of introduced prime brokerage services targeting emerging hedge fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.
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
Alternative Solutions
The Company's alternative solutions business offers a range of customized hedge fund investment and advisory solutions, including customized and commingled fund of funds, hedge fund replication, liquid alternative risk premia products, and customized solutions to a global institutional client base.  The Company's alternative solutions business also develops and manages customized investment portfolios, which may include a combination of direct hedge fund investments, liquid alternative risk premia products and hedging overlays.
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
Real Estate
The Company's real estate business focuses on generating attractive, risk adjusted returns by using our owner/manager approach to underwriting, structuring, financing and redevelopment of all real estate property types since 1999. This approach emphasizes a focus on real estate fundamentals and potential market inefficiencies. The RCG Longview platform provides senior bridge loans, subordinated mortgages, mezzanine loans, and preferred equity through its debt fund series, and makes equity investments through its equity funds. As of December 31, 2015, the members of the general partners of the RCG Longview platform and its affiliates, independent of the RCG Longview funds, collectively owned interests in and/or manage over 22,000 apartments and approximately 25 million square feet of commercial space for their own accounts. As of December 31, 2015, the Ramius Urban American funds owned interests in and managed approximately 3,400 multi-family housing units in the New York metropolitan area. The Company's ownership interests in the various general partners of the RCG Longview funds and Ramius Urban American Funds range from 17% to 55%.
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
Brokerage
Our team of brokerage professionals serves institutional investor clients in the United States and internationally. We trade common stocks, listed options and equity-linked securities on behalf of our clients and offer a full-service suite of introduced prime brokerage services targeting emerging hedge fund managers. We also provide our clients with an electronic execution suite. We provide global, multi-asset class algorithmic execution trading models to both buy side and sell side clients and also offer execution capabilities relating to these trading models through ATM Execution LLC ("ATM Execution"). In addition, through January 2015, we engaged in the securities lending business through Cowen Equity Finance LP ("Cowen Equity Finance"). We have relationships with over 1,000 institutional investor clients. Our brokerage team is comprised of experienced professionals dedicated to our Target Sectors, which allows us to develop a level of knowledge and focus that we believe differentiates our brokerage capabilities from those of many of our competitors. We tailor our account coverage to the unique needs of our clients. We believe that our sector traders are able to provide superior execution because of their knowledge of the interests of our institutional investor clients in specific companies in our Target Sectors.
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
Research
As of December 31, 2015, we had a research team of 54 senior analysts covering approximately 825 companies. Within our coverage universe, approximately 26% are healthcare companies, 19% are TMT (technology, media and telecom) companies, 20% are energy companies, 12% are capital goods and industrial companies, 4% are basic materials companies, 13% are consumer companies, and 6% are REITs. Our differentiated approach to research focuses our analysts' efforts toward delivering specific investment ideas and de-emphasizes maintenance research.  We place significant emphasis on analyst collaboration, both within and between sectors. We sponsor a number of conferences every year that are focused on our Target Sectors and sub-sectors. During these conferences we highlight our investment research and provide significant investor access to corporate management teams.
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
Employees
As of February 26, 2016, the Company had 769 employees.
Competition
We compete with many other firms in all aspects of our business, including raising funds, seeking investment opportunities and hiring and retaining professionals, and we expect our business will continue to be highly competitive. The alternative investment and broker-dealer industries are currently undergoing contraction and consolidation, reducing the number of industry participants and generally resulting in the larger firms being better positioned to retain and gain market share. We compete in the United States and globally for investment opportunities, investor capital, client relationships, reputation and talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise additional amounts of capital to pursue investment strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, our investment performance and processes, the breadth of our business platform and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see "Item 1A Risk Factors-Risks Related to the Company's Alternative Investment Business" and "Risk Factors-Risks Related to the Company's Broker-Dealer Business."
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
The Dodd-Frank Act establishes the Financial Services Oversight Council (the "FSOC") to identify threats to the financial stability of the United States, promote market discipline, and respond to emerging risks to the stability of the United States financial system. The FSOC is empowered to determine whether the material financial distress or failure of a non-bank financial company would threaten the stability of the United States financial system, and such a determination can subject a non-banking finance company to supervision by the Board of Governors of the Federal Reserve and the imposition of standards and supervision including stress tests, liquidity requirements and enhanced public disclosures. The FSOC has released a proposed rule regarding its authority to require the supervision and regulation of systemically significant non-bank financial companies. We do not believe we are at risk of being considered a systematically significant non-bank financial company.
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

Given our investment activities are carried out around the globe, we are subject to a variety of regulatory regimes that vary country by country. Certain of our investment advisers are subject to the U.K. Financial Conduct Authority ("FCA") in the United Kingdom and the Commission de Surveillance du Secteur Financier in Luxembourg. Also, our captive insurance and reinsurance companies are regulated by the New York State Department of Finance and the Luxembourg Commissariat aux Assurances, respectively. European Union (“EU”) financial reforms included a number of initiatives to be reflected in new or updated directives, regulations and recommendations of the pan-European regulatory regime established by the Markets in Financial Instruments Directive (“MiFID”), which regulates the provision of investment services and activities throughout the European Economic Area (the “EEA”). In addition, the Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011 and was required to be implemented by EU member states by July 22, 2013, regulates managers of, and service providers to, a broad range of alternative investment funds domiciled within and (depending on the precise circumstances) outside the EU as well as regulate the marketing of all alternative investment funds inside the EEA. The AIFMD is being implemented in stages through 2018. Compliance with the AIFMD impacts our alternative investment fund marketing efforts in the EEA and requires additional compliance and disclosure obligations on any funds we actively market in the EEA and for funds domiciled in the EU, may also necessitate, among other requirements, the use of EU domiciled depositories and custodians. Additionally, certain individual EU Member States, such as France and Italy, have enacted national financial transaction taxes (“FTTs”), and a group of Member States also could adopt a FTT under an EU Enhanced Cooperation procedure that would apply in those Member States.
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
Broker-Dealer Business
Cowen and Company, LLC ("Cowen and Company") is a registered broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Self-regulatory organizations, including the Financial Industry Regulatory Authority ("FINRA"), adopt and enforce rules governing the conduct and activities of its member firms, including Cowen and Company, ATM Execution, Cowen Prime Services LLC ("Cowen Prime") and Cowen Prime Services Trading LLC ("Cowen Prime Trading"). In addition, state securities regulators have regulatory or oversight authority over our broker-dealer entities. Accordingly, Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading are subject to regulation and oversight by the SEC and FINRA and Cowen Prime is also registered with and subject to oversight by the NFA. Cowen and Company is also a member of, and subject to regulation by, the New York Stock Exchange ("NYSE"), the NASDAQ OMX PHLX, the NYSE MKT LLC, the International Stock Exchange and the Nasdaq Stock Market. ATM Execution is a member of, and subject to regulation by, the NYSE and the Nasdaq Stock Market. Additionally, CIL is primarily regulated by the FCA in the United Kingdom.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds, conflicts of interest, securities and information, capital structure, research/banking interaction, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as registered broker-dealers and members of various self-regulatory organizations, Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading are subject to the SEC's uniform net capital rule. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiaries may be limited.
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
Item 1A.    Risk Factors
Risks Related to the Company's Businesses and Industry
        For purposes of the following risk factors, references made to the Company's funds include hedge funds and other alternative investment products, services and solutions offered by the Company, investment vehicles through which the Company invests its own capital, funds in the Company's fund of funds business and real estate funds. References to the Company's broker-dealer business include Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading.
The Company
While the Company's alternative investment and broker-dealer businesses were profitable for the year ended December 31, 2015, they have incurred losses in recent periods and may incur losses in the future.

While the Company's broker-dealer and alternative investment businesses were profitable for the year ended December 31, 2015, they have incurred losses in recent periods. For example, the Company's broker-dealer business incurred losses in each of the years ended December 31, 2013 and 2012. In addition, the Company's alternative investment business incurred losses in each of the years ended December 31, 2009 and 2008. The Company may incur losses in any of its future periods. Future losses may have a significant effect on the Company's liquidity as well as our ability to operate.
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
The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses may be materially affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts, protests or security operations). Challenging market conditions could affect the level and volatility of securities prices and the liquidity and the value of investments in the Company's funds or other investments in which the Company has investments of its own capital, and the Company may not be able to effectively manage its alternative investment business's exposure to challenging market conditions. Challenging market conditions can also adversely affect the Company's broker-dealer business as increased volatility and lower stock prices can make companies less likely to conduct transactions.

Volatility in the value of the Company's investments and securities portfolios or other assets and liabilities or negative returns from the investments made by the Company could adversely affect the Company's results of operations and statement of financial condition.
The Company invests a significant portion of its capital base to help drive results and facilitate growth of its alternative investment and broker-dealer businesses. As of December 31, 2015, the Company's invested capital amounted to a net value $731.1 million (supporting a long market value of $1,064 million), representing approximately 93% of Cowen Group's stockholders' equity presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In accordance with US GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including funds, will result in volatility of the Company's results. In addition, the investments made by the Company may not generate positive returns. As a result, changes in value or negative returns from investments made by the Company may have an adverse effect on the Company's financial condition or operations in the future.
If the Company were deemed an investment company under the U.S. Investment Company Act, applicable restrictions could make it impractical for the Company to continue its respective businesses as contemplated and could have a material adverse effect on the Company's businesses and prospects.
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
Liquidity, or ready access to funds, is essential to the operations of financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to Cowen and Company's trading business and perceived liquidity issues may affect the willingness of the Company's broker-dealer clients and counterparties to engage in brokerage transactions with Cowen and Company. Cowen and Company's liquidity could be impaired due to circumstances that the Company may be unable to control, such as a general market disruption or an operational problem that affects Cowen and Company, its trading clients or third parties. Furthermore, the Company's ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.
The Company primarily depends on its subsidiaries to fund its operations. Cowen and Company, ATM Execution, Cowen Prime Services and Cowen Prime Trading are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. CIL, the Company's U.K. registered broker-dealer subsidiary, is subject to the capital requirements of the U.K. Financial Conduct Authority (the "FCA"). Any failure to comply with these capital requirements could impair the Company's ability to conduct its broker-dealer business.
The Company and its funds and/or Cowen and Company and the Company's other broker-dealer subsidiaries may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions which could have a material adverse effect on the Company's businesses and the performance of the funds in its alternative investment business.

Firms in the financial services industry have been subject to an increasingly regulated environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, CFTC, FINRA, NFA, the NYSE and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. The Company may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The Company also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The Company could be fined, prohibited from engaging in some of its business activities or subjected to limitations or conditions on its business activities. In addition, the Company could incur significant expense associated with compliance with any such legislation or regulations or the regulatory and enforcement environment generally. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on the financial condition and results of operations of the Company or cause significant reputational harm to the Company, which could seriously affect its business prospects.
The Company may need to modify the strategies or operations of its alternative investment business, face increased constraints or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. The Company's alternative investment business is subject to regulation by various regulatory authorities both within and outside the United States that are charged with protecting the interests of investors. The activities of certain of the Company's subsidiaries are regulated primarily within the United States by the SEC, FINRA, the NFA and the CFTC, as well as various state agencies, and are also subject to regulation by other agencies in the various jurisdictions in which they operate and are offered, including the FCA, the German Federal Financial Supervisory Authority, the Commission de Surveillance du Secteur Financier in Luxembourg and the European Securities and Markets Authority. The activities of our investment advisor entities are all regulated by the SEC due to their registrations as U.S. investment advisers. Certain of these entities are also registered as CPOs with the NFA and subject to CFTC and NFA regulations.  In addition, certain alternative investment funds that are being marketed to investors domiciled in the European Union are subject to disclosure and reporting requirements set forth in the AIFMD.
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

The Company depends to a large extent on its reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with the Company's services, it may be more damaging in its business than in other businesses. Moreover, the Company's role as advisor to clients on underwriting or merger and acquisition transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Such activities may subject the Company to the risk of significant legal liabilities, not covered by insurance, to clients and aggrieved third parties, including stockholders of clients who could commence litigation against the Company. Although the Company's investment banking engagements typically include broad indemnities from its clients and provisions to limit exposure to legal claims relating to such services, these provisions may not protect the Company, may not be enforceable, or may be with foreign companies requiring enforcement in foreign jurisdictions which may raise the costs and decrease the likelihood of enforcement. As a result, the Company may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and/or adverse judgments. In addition, in some instances Cowen Prime Services and Cowen Prime Trading serve as registered investment advisors providing advice to retail investors and retaining discretion certain some retail investment accounts. The Company could be exposed to potential litigation and liability if any of these clients are not satisfied with the investment advisory services being provided. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on our results of operations or cause significant reputational harm, which could seriously harm our business and prospects.
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
Due to the combination of our alternative investment and broker-dealer businesses, we face an increased potential for conflicts of interest, including situations where our services to a particular client or investor or our own interests in our investments conflict with the interests of another client. Such conflicts may also arise if our broker-dealer business has access to material non-public information that may not be shared with our alternative investment business or vice versa. Additionally, our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may adversely impact the Company's business.
The Dodd-Frank Act, signed into law on July 21, 2010, represents a comprehensive overhaul of the financial services industry within the United States and is being implemented through extensive rulemaking by the SEC and other governmental agencies. In addition, the Dodd-Frank Act established the federal Bureau of Consumer Financial Protection (the "BCFP") and the FSOC and will require the BCFP and FSOC, among other federal agencies, to implement new rules and regulations. Many of these new rules have already been adopted, including new rules which require certain investment advisers to file information under Form PF and rules that require certain registered investment advisers which are also registered CPOs to file Form CPO-PQR with the CFTC. These filings require extensive information and we incur significant costs to satisfy these new filing requirements. Rule-making under Dodd-Frank is not yet complete and therefore it is not practical at this time to assess the full impact that the Dodd-Frank Act or the resulting rules and regulations will have on the Company's business or the financial services industry within the United States.
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
Our indebtedness has increased significantly as a result of the Cash Convertible Note financing ("Cash Convertible Notes") issued in March 2014 and Senior Notes financing ("2021 Notes") issued in October 2014 (together referred to as "Notes") and servicing this indebtedness requires a significant amount of cash. We may not have sufficient cash flow from our business to service our indebtedness.
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
The certificate of designations governing our Series A Convertible Preferred Stock contains certain restrictions on our and our subsidiaries’ ability to, among other things, pay dividends on, redeem or repurchase our Class A common stock and, under certain circumstances, our Series A Convertible Preferred Stock, and to issue additional preferred stock. Additionally, if dividends on our Series A Convertible Preferred Stock are in arrears and unpaid for at least six or more quarterly periods, the holders (voting as a single class) of our outstanding Series A Convertible Preferred Stock will be entitled to elect two additional directors to our Board of Directors until paid in full.
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
These factors may reduce the Company's revenue, revenue growth and income and may slow the growth of the alternative investment business or may cause the contraction of the alternative investment business. In particular, negative fund performance reduces assets under management, which decreases the management fees and incentive income that the Company earns. Negative performance of the Company's funds and other investments also decreases revenue derived from the Company's returns on investment of its own capital.

The Company's ability to increase revenues and improve profitability will depend on increasing assets under management in existing products and developing and marketing new products and strategies, including identifying and hiring or affiliating with new investment teams.
The Company’s alternative investment business generates management and incentive fee income based on its assets under management. If the Company is unable to increase its assets under management in its existing products it may be difficult to increase its revenues. The Company has recently developed and launched several new products, including a global macro strategy, a consumer-focused long/short equity strategy and an event driven credit strategy. The Company may also launch funds and hire or affiliate with new investment teams focusing on new investment strategies. If these products or strategies are not successful, or if the Company is unable to hire or affiliate with new investment teams, or successfully manage its relationships with its affiliated investment teams, the Company's profitability could be adversely affected.
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
Hedge fund investments, including the investments of the Company's own capital in the Company's funds, are subject to other additional risks.
Investments by the Company's funds are subject to certain risks that may result in losses. Decreases to assets under management as a result of investment losses or client redemptions may have a material adverse effect on the Company's revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Additional risks include the following:

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

•
Hedge fund investments that are not denominated in the U.S. dollar are subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Officials in foreign countries may, from time to time, take actions in respect of their currencies that could significantly affect the value of a hedge fund’s assets denominated in those currencies or the liquidity of such investments. For example, a foreign government may unilaterally devalue its currency against other currencies, which would typically have the effect of reducing the U.S. dollar value of investments denominated in that currency. A foreign government may also limit the convertibility or repatriation of its currency or assets denominated in that currency. While the Company generally expects to hedge its exposure to currencies other than the U.S. dollar, and may do so through foreign currency futures contracts and options thereon, forward foreign currency exchange contracts, swaps or any combination thereof, but there can be no assurance that such hedging strategies will be implemented, or if implemented, will be effective. While a hedge fund may enter into currency hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance than if it had not engaged in such hedging transactions. For a variety of reasons, the Company may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Company from achieving the intended hedge or expose a fund to risk of loss.

•
Hedge funds are also subject to the risk that war, terrorism, and related geopolitical events may lead to increased short-term market volatility and have adverse long-term effects on the U.S. and world economies and markets generally, as well as adverse effects on issuers of securities and the value of investments. War, terrorism, and related geopolitical events have led, and in the future may lead, to increased short-term market volatility and may have adverse long-term effects on U.S. and non-U.S. economies and markets generally. Those events, as well as other changes in U.S. and non-U.S. economic and political conditions, also could adversely affect individual issuers or related groups of issuers, securities markets, interest rates, credit ratings, inflation, investor sentiment and other factors affecting the value of the Company’s investments.

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
The Company's alternative investment business and its funds rely heavily on financial, accounting, trading and other data processing systems to, among other things, execute, confirm, settle and record transactions across markets and geographic locations in a time-sensitive, efficient and accurate manner. If any of these systems does not operate properly or are disabled, the Company could suffer financial loss, a disruption of its business, liability to the Company's funds, regulatory intervention and/or reputational damage. In addition, the Company's alternative investment business is highly dependent on information systems and technology, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate the operational needs of the Company's alternative investment business, or an increase in costs related to such information systems, could have a material adverse effect on the Company, both with respect to a decrease in the operational performance of its alternative investment business and an increase in costs that may be necessary to improve such systems.
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
Certain of the Company's funds and managed accounts invest a portion of their assets in securities that are not publicly traded and funds invested in by the Company's alternative solutions platform may do the same. In many cases, such funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or there may not be a public market for such securities. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, under certain conditions, the Company's funds, or funds invested in by the Company's alternative solutions platform, may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investing in these types of investments can involve a high degree of risk, and the Company's funds may lose some or all of the principal amount of such investments, including our own invested capital.
Risk management activities may materially adversely affect the return on the Company's funds' investments if such activities do not effectively limit a fund's exposure to decreases in investment values or if such exposure is overestimated.

When managing the Company's funds' exposure to market risks, the relevant fund (or one of the funds invested in by the Company or the Company's alternative solutions platform) may use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative financial instruments to limit its exposure to changes in the relative values of investments that may result from market developments, including changes in interest rates, currency exchange rates and asset prices. The success of such derivative transactions generally will depend on the Company's (or the underlying fund manager's) ability to accurately predict market changes in a timely fashion, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, these transactions may result in poorer overall investment performance than if they had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. A perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged may not be attained. An imperfect correlation could give rise to a loss. Also, it may not be possible to fully or perfectly limit exposure against all changes in the value of an investment because the value of an investment is likely to fluctuate as a result of a number of factors, many of which will be beyond the Company's (or the underlying fund manager's) control or ability to hedge.
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
We are developing a third party reinsurance business which could expose us to losses.
We intend to provide third party reinsurance coverage through our new Luxembourg subsidiary, Hollenfels Re S.A (“Hollenfels”). We intend to issue reinsurance policies relating to, among other things, property, casualty, workers’ compensation and general liability insurance. Because we will be writing reinsurance, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We will face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates or the claims we receive exceed the premiums and retrocession recoverables we are able to collect, we will suffer losses.
We may be unable to purchase retrocession reinsurance and our retrocession agreements subject us to third-party credit risk.
We may enter into retrocession agreements with third parties in order to limit our exposure to losses from the reinsurance coverage provided by Hollenfels. Changes in the availability and cost of retrocession reinsurance, which are subject to market conditions that are outside of our control, may reduce to some extent our ability to use retrocession reinsurance to balance exposures across our reinsurance operations. Accordingly, we may not be able to obtain our desired amounts of retrocession reinsurance. In addition, even if we are able to obtain such reinsurance, we may not be able to negotiate terms that we deem appropriate or acceptable or obtain such reinsurance from entities with satisfactory creditworthiness. While we seek to do business with creditworthy counterparties, if the parties who provide us with retrocession are not able to meet their obligations to us or fail to make timely payments under the terms of our retrocession agreements, we could be materially and adversely affected because we may remain liable under the terms.
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
The Company focuses principally on the Target Sectors of the economy. Therefore, volatility in the business environment in these sectors or in the market for securities of companies within these sectors could substantially affect the Company's financial results. The business environment for companies in these sectors has been subject to substantial volatility, and the Company's financial results have consequently been subject to significant variations from year to year. The market for securities in each of the Company's target sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes in Medicare and government reimbursement policies, may affect the market for securities of healthcare companies and the recent decrease in the price of oil may affect the market for securities of energy companies.
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
The Company has experienced, and we expect to experience in the future, significant periodic variations in its revenues and results of operations. These variations may be attributed in part to the fact that its investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond the Company's control. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our broker-dealer business is highly dependent on market conditions as well as the decisions and actions of its clients and interested third parties. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which the Company is advising or an offering in which the Company is participating, we will earn little or no revenue from the transaction, and we may incur significant expenses that may not be recouped. This risk may be intensified by the Company's focus on growth companies in the Target Sectors as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Many companies initiating the process of an IPO are simultaneously exploring other strategic alternatives, such as a merger and acquisition transaction. The Company's broker-dealer revenues would be adversely affected in the event that an IPO for which it is acting as an underwriter is preempted by the company's sale if the Company is not also engaged as a strategic advisor in such sale. As a result, our broker-dealer business is unlikely to achieve steady and predictable earnings on a quarterly basis.
Pricing and other competitive pressures may impair the revenues of the Company's brokerage business.
The Company's brokerage business accounted for approximately 40% of the broker-dealer segment's revenues during 2015. Along with other firms, the Company has experienced price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading or prime brokerage business. We are committed to maintaining and improving the Company's comprehensive research coverage to support its brokerage business and the Company may be required to make additional investments in the Company's research capabilities.
The Company faces strong competition from larger firms.
The research, brokerage and investment banking industries are intensely competitive, and the Company expects them to remain so. The Company competes on the basis of a number of factors, including client relationships, reputation, the abilities of the Company's professionals, market focus and the relative quality and price of the Company's services and products. The Company has experienced intense price competition in some of its businesses, including trading commissions and spreads in its brokerage business. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and financial advisors, and a larger share of the underwriting fees and discounts being allocated to the book-runners, could adversely affect the Company's revenues from its broker-dealer business.
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
The Company's investment banking clients generally retain the Company on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and the Company's engagements with these clients may not recur, the Company must seek out new engagements when its current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If the Company is unable to generate a substantial number of new engagements that generate fees from new or existing clients, the Company's broker-dealer business and results of operations would likely be adversely affected.

Larger and more frequent capital commitments in the Company's trading and underwriting businesses increase the potential for significant losses.
There has been a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to compete for certain transactions, investment banks may commit to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is completed before an investment bank commits to purchase securities for resale. To the extent the total net capital of the Company's broker-dealers allows it, the Company anticipates participating in this trend and, as a result, the Company will be subject to increased risk as it commits capital to facilitate business. As of December 31, 2015, the Company has total net capital of approximately $50.8 million. Furthermore, the Company may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.
The Company may enter into large transactions in which it commits its own capital as part of its trading business to facilitate client trading activities. The number and size of these large transactions may materially affect the Company's results of operations in a given period. Market fluctuations may also cause the Company to incur significant losses from its trading activities. To the extent that the Company owns assets (i.e., has long positions), a downturn in the value of those assets or in the markets in which those assets are traded could result in losses. Conversely, to the extent that the Company has sold assets it does not own (i.e., has short positions), in any of those markets, an upturn in the value of those assets or in markets in which those assets are traded could expose the Company's broker-dealer business to potentially large losses as it attempts to cover short positions by acquiring assets in a rising market.
Operational risks relating to the failure of data processing systems and other information systems and technology or other infrastructure may disrupt the Company's broker-dealer business or prime brokerage, result in losses or limit the our operations and growth in the industry.
The Company's broker-dealer and prime brokerage businesses are highly dependent on its ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions that the Company processes have become increasingly complex. The inability of the Company's systems to accommodate an increasing volume of transactions could also constrain the Company's ability to expand its broker-dealer or prime brokerage business. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in the Company's internal processes, people or systems, the Company could suffer impairments, financial loss, a disruption of its broker-dealer or prime brokerage business, liability to clients, regulatory intervention or reputational damage.
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
In addition, the Company's ability to conduct its broker-dealer and prime broker business may be adversely impacted by a disruption in the infrastructure that supports Company and the communities in which we are located. This may affect, among other things, the Company's financial, accounting or other data processing systems. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which the Company conducts business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our broker-dealer employees in our primary locations in New York, Boston, San Francisco and London work in close proximity to each other. Although the Company has a formal disaster recovery plan in place, if a disruption occurs in one location and our broker-dealer or prime broker employees in that location are unable to communicate with or travel to other locations, the Company's ability to service and interact with its clients may suffer, and the Company may not be able to implement successfully contingency plans that depend on communication or travel.
Our broker-dealer business also relies on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. The Company's computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our broker-dealer clients' or counterparties' confidential and other information processed and stored in, and transmitted through, the Company's computer systems and networks, or otherwise cause interruptions or malfunctions in our broker-dealer business', its clients', its counterparties' or third parties' operations. The Company may be required to expend significant additional resources to modify its protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and the Company may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by the Company.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principle offices, all of which are leased, are located in New York City, Boston, San Francisco and London.  Our other offices, all of which are leased, are located in Atlanta, Chicago, Cleveland, Greenwich, Houston, Jersey City, Menlo Park, Port Orange, Stamford, Purchase, Luxembourg, Belfast, Hong Kong, and other various locations.  Our corporate headquarters are located in New York, New York and comprise approximately 144,000 square feet of leased space pursuant to lease agreements through 2022.  We lease approximately 19,000 square feet of space in Boston pursuant to a lease agreement expiring in 2023, which is used primarily by our broker-dealer segment.  In San Francisco, we lease approximately 22,000 square feet of space, pursuant to a lease agreement expiring in 2025 which is used by our broker-dealer segment.  Our London offices are subject to lease agreements expiring in 2017 which are used by our alternative investment and broker-dealer segments.
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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the year ended December 31, 2015.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company intends to vigorously defend against this lawsuit. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint. On September 25, 2015, the Company filed its motion for partial summary judgment to dismiss certain of EIG’s claims relating to Dahlman Rose’s alleged copyright infringement. We expect the Company’s motion to be heard in the first or second quarter of 2016, but we cannot predict when the Court will issue a decision. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position. The case could have a material effect on the Company’s results of operations in a future period.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." As of February 26, 2016, there were approximately 65 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.
The following table contains historical quarterly price information for the year ended December 31, 2015. On February 26, 2016, the last reported sale price of our Class A common stock was $3.47.

2015 Fiscal Year	High	Low
First Quarter	$5.53	$4.10
Second Quarter	6.51	5.15
Third Quarter	6.59	4.36
Fourth Quarter	4.90	3.77

2014 Fiscal Year	High	Low
First Quarter	$4.83	$3.77
Second Quarter	4.62	3.69
Third Quarter	4.46	3.68
Fourth Quarter	4.81	3.52
Dividend Policy
We have never declared or paid any cash dividends on Class A common stock or any other class of common stock. Any payment of cash dividends on stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors. We currently intend to retain any future earnings to fund the operation, development and expansion of our business, and therefore we do not anticipate paying any cash dividends on common stock in the foreseeable future.
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of February 23, 2016, the Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $134.7 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the year ended December 31, 2015, through the share repurchase program, the Company repurchased 9,353,747 shares of Cowen Class A common stock at an average price of $5.20 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the year ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1 (January 1, 2015 – January 31, 2015)
Common stock repurchases(1)	—	$—	—	10,259,522
Employee transactions(2)	—	$—	—	—
Total	—
Month 2 (February 1, 2015 – February 28, 2015)
Common stock repurchases(1)	—	$—	—	25,000,000
Employee transactions(2)	583	$4.16	—	—
Total	583	$4.16
Month 3 (March 1, 2015 – March 31, 2015)
Common stock repurchases(1)	1,360,015	$5.30	1,360,015	17,795,359
Employee transactions(2)	529,322	$5.24	—	—
Total	1,889,337	$5.28
Month 4 (April 1, 2015 – April 30, 2015)
Common stock repurchases(1)	—	$—	—	17,795,359
Employee transactions(2)	208,478	$5.37	—	—
Total	208,478	$5.37
Month 5 (May 1, 2015 – May 31, 2015)
Common stock repurchases(1)	1,267,824	$5.69	1,267,824	10,581,670
Employee transactions(2)	698,271	$5.49	—	—
Total	1,966,095	$5.62
Month 6 (June 1, 2015 – June 30, 2015)
Common stock repurchases(1)	1,509,107	$5.40	1,509,107	2,431,050
Employee transactions(2)	131,281	$6.01	—	—
Total	1,640,388	$5.45
Month 7 (July 1, 2015 – July 31, 2015)
Common stock repurchases(1)	—	$—	—	25,000,000
Employee transactions(2)	—	$—	—	—
Total	—	$—
Month 8 (August 1, 2015 – August 31, 2015)
Common stock repurchases(1)	2,507,523	$5.52	2,507,523	11,168,675
Employee transactions(2)	—	$—	—	—
Total	2,507,523	$5.52
Month 9 (September 1, 2015 – September 30, 2015)
Common stock repurchases(1)	1,049,745	$5.05	1,049,745	5,871,735
Employee transactions(2)	7,014	$5.08	—	—
Total	1,056,759	$5.05
Month 10 (October 1, 2015 – October 31, 2015)
Common stock repurchases(1)	—	$—	—	25,000,000
Employee transactions(2)	—	$—	—	—
Total	—	$—
Month 11 (November 1, 2015 – November 30, 2015)
Common stock repurchases(1)	434,353	$4.51	434,353	23,043,132
Employee transactions(2)	—	$—	—	—
Total	434,353	$4.51
Month 12 (December 1, 2015 – December 31, 2015)
Common stock repurchases(1)	1,225,180	$4.10	1,225,180	18,019,322
Employee transactions(2)	79,382	$4.43	—	—
Total	1,304,562	$4.12
Total (January 1, 2015 – December 31, 2015)
Common stock repurchases(1)	9,353,747	$5.20	9,353,747	18,019,322
Employee transactions(2)	1,654,331	$5.38	—	—
Total	11,008,078	$5.23

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $134.7 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.
Item 6.    Selected Financial Data
The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. The selected consolidated statements of financial condition data and consolidated statements of operations data as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 have been derived from our audited consolidated financial statements. Our selected consolidated financial data are only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$222,781	$170,506	$105,333	$71,762	$50,976
Brokerage	157,722	140,132	114,593	91,167	99,611
Management fees	41,906	40,627	37,303	38,116	52,466
Incentive income	1,466	2,785	12,586	5,411	3,265
Interest and dividends	13,796	48,870	39,454	24,608	22,306
Reimbursement from affiliates	21,557	12,495	10,434	6,274	4,322
Other revenues	3,726	9,446	5,418	3,668	1,583
Consolidated Funds revenues	1,613	2,915	3,398	509	749
Total revenues	464,567	427,776	328,519	241,515	235,278
Expenses
Employee compensation and benefits	321,386	305,483	207,248	194,034	203,767
Non-compensation expense	180,678	180,740	151,630	131,190	161,955
Goodwill impairment	—	2,334	—	—	7,151
Consolidated Funds expenses	2,310	1,634	2,039	1,676	2,782
Total expenses	504,374	490,191	360,917	326,900	375,655
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	36,789	104,928	39,651	54,630	15,128
Bargain purchase gain	—	—	—	—	22,244
Consolidated Funds net gains (losses)	14,497	15,323	11,044	7,246	4,395
Total other income (loss)	51,286	120,251	50,695	61,876	41,767
Income (loss) before income taxes	11,479	57,836	18,297	(23,509)	(98,610)
Income tax expense (benefit)	(47,496)	(124,944)	457	448	(20,073)
Net income (loss) from continuing operations	58,975	182,780	17,840	(23,957)	(78,537)
Net income (loss) from discontinued operations, net of tax	—	—	—	—	(23,646)
Net income (loss)	58,975	182,780	17,840	(23,957)	(102,183)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries	15,246	15,564	13,193	(72)	5,827
Net income (loss) attributable to Cowen Group, Inc. stockholders	43,729	167,216	4,647	(23,885)	(108,010)
Preferred stock dividends	4,075	—	—	—	—
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$39,654	$167,216	$4,647	$(23,885)	$(108,010)

Weighted average common shares outstanding:
Basic	110,090	114,926	116,703	114,400	95,532
Diluted	116,174	119,486	121,117	114,400	95,532
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.36	$1.45	$0.04	$(0.21)	$(0.88)
Income (loss) from discontinued operations		$—	$—	$—	$(0.25)
Diluted
Income (loss) from continuing operations	$0.34	$1.40	$0.04	$(0.21)	$(0.88)
Income (loss) from discontinued operations		$—	$—	$—	$(0.25)

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Financial Condition Data:	(dollars in thousands)
Total assets	$1,792,454	$2,405,676	$1,842,000	$1,638,476	$1,535,838
Total liabilities	815,550	1,641,925	1,248,420	1,057,664	922,786
Redeemable non-controlling interests	186,911	86,076	85,814	85,703	104,587
Total Stockholders' Equity	$789,993	$677,675	$507,766	$495,109	$508,465

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
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including long/short equity, activist equity, event driven equity, event driven credit, global macro, customized portfolio solutions, managed futures, health care royalties and private real estate. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $13.3 billion of assets under management as of January 1, 2016. See the section titled "Assets Under Management and Fund Performance" for further analysis.
Our broker-dealer businesses include research, sales and trading and investment banking services to companies and institutional investor clients primarily in our target sectors ("Target Sectors") which include healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), energy and transportation. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our Target Sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. Cowen's broker-dealer segment also offers a full-service suite of prime brokerage services.
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

•
Investment performance of our own capital.  Investment income in the broker-dealer business includes gains and losses generated by the capital the Company invests in private capital raising transactions of its investment banking clients.  Our revenues from investment income are linked to the performance of the underlying investments.

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
Acquisitions
During the year ended December 31, 2015, the acquisitions of Concept Capital Markets, LLC ("Concept") and Conifer Securities, LLC ("Conifer") (subsequently renamed to Cowen Prime Services LLC ("Cowen Prime") and Cowen Prime Services Trading LLC ("Cowen Prime Trading"), respectively) were accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Cowen Prime and Cowen Prime Trading are included in the accompanying statements of operations since the dates of the respective acquisitions, and the assets acquired and liabilities assumed and the resulting goodwill were recorded at their estimated fair values. The Company is currently in the process of finalizing the valuation for certain acquired assets of Concept and Conifer; therefore, the fair value measurements and goodwill as of December 31, 2015 are preliminary and subject to measurement period adjustments. The allocation of the purchase price to the net assets acquired will be finalized as necessary, up to one year after the acquisitions' respective closing dates, as the information becomes available.
On December 22, 2015, the Company, through a wholly owned Luxembourg subsidiary, completed the purchase of the net assets in Hollenfels from a counterparty unrelated to the Company. The purchase price for Hollenfels was $469.8 million. This acquisition was accounted for as an asset acquisition in accordance with US GAAP because upon separation from the transferor, Hollenfels does not meet the definition of a business. The Company intends to provide third party reinsurance coverage through Hollenfels, with a view of building a sustainable premium base slowly, with adequate protections against large loss events as deemed appropriate by the Company's management.
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

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for hedge funds and up to 10% for alternative solutions products (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
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

•
Strategic/financial advisory fees. The Company's strategic advisory revenues include success fees earned in connection with advising companies, principally in mergers and acquisitions and restructuring transactions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

•
Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions such as private placements of loans and debt and equity securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues (which may be in cash and/or securities) when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. The Company records sales agent commissions on a trade date basis. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

Investment Income
Investment income earned by the alternative investment and broker-dealer segments are earned from investing the Company's capital in various strategies and from investments in private capital raising transactions of its investment banking clients.
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
Assets under management also include the fair value of assets the Company manages pursuant to separately managed accounts, collateralized debt obligations for which the Company is the collateral manager, and, as indicated in the footnotes to the table below, proprietary assets which the Company has invested in these products. Also, as indicated, assets under management for certain products may represent committed capital or committed funding that may not be under our control but forms part of the alternative investment product’s trading level.
As of January 1, 2016, the Company had assets under management of $13.3 billion, a 6.7% increase as compared to assets under management of $12.5 billion as of January 1, 2015. The $0.8 billion increase in assets under management during the year ended December 31, 2015 primarily resulted from hedge funds products.
The following table is a breakout of total assets under management by platform as of January 1, 2016 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (i) (o)	Alternative Solutions (a) (c) (j)	Ramius Trading Strategies (d) (k)	Real Estate (a) (l)	Healthcare Royalty Partners (e) (f) (m)	Other (n)	Total
	(dollars in millions)
January 1, 2013	$2,349	$2,465	$146	$1,533	$1,473	$105	$8,071
Subscriptions	819	1,450	—	222	50	—	2,541
Redemptions	(368)	(792)	(53)	(116)	—	(38)	(1,367)
Performance (g)	368	(187)	1	—	—	—	182
Net Return (h)	15.67%	(7.59)%	0.68%	—%	—%	—%	2.25%
January 1, 2014	3,168	2,936	94	1,639	1,523	67	9,427
Subscriptions	1,132	1,326	35	249	1,059	—	3,801
Redemptions	(935)	(272)	—	(181)	—	(19)	(1,407)
Performance (g)	853	(206)	18	—	—	—	665
Net Return (h)	26.93%	(7.02)%	19.15%	—%	—%	—%	7.05%
January 1, 2015	4,218	3,784	147	1,707	2,582	48	12,486
Subscriptions	2,725	997	—	—	—	—	3,722
Redemptions	(572)	(810)	(49)	(65)	(178)	(14)	(1,688)
Performance (g)	(781)	(419)	(3)	—	5	—	(1,198)
Net Return (h)	(18.52)%	(11.07)%	(2.04)%	—%	0.19%	—%	(9.59)%
January 1, 2016	$5,590	$3,552	$95	$1,642	$2,409	$34	$13,322

(a)
The Company owns between 20% and 55% of the general partners or managing members of the real estate business, the activist business, the global macro strategy business (the single strategy hedge funds) and the alternative solutions business (starting as of September 2013).

(b)
These amounts include the Ramius Event Driven Equity Fund (which was liquidated in January 2016) and the Company's invested capital of approximately $173.6 million, $172.2 million and $155.6 million as of January 1, 2016, January 1, 2015 and January 1, 2014, respectively.

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

(e)	These amounts include the Company's invested capital of approximately $21.7 million, $20.7 million and $16.4 million as of January 1, 2016, January 1, 2015 and January 1, 2014, respectively.

(f)	This amount reflects committed capital.

(g)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(h)	Net returns are calculated on the platform as a whole. Net return of individual funds will vary based on the timing and strategy the respective funds.

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

(j)
The Company’s actively marketed alternative solutions products have varying liquidity terms typically ranging from daily to quarterly liquidity. Since 2008, the Company has suspended redemption rights for a number of alternative solutions funds that are being wound down. The alternative solutions funds that have suspended redemption rights represent approximately 0.11% of the total alternative solutions assets under management.

(k)	The Ramius Trading Strategies products offer investors daily liquidity.

(l)
The real estate business does not provide investors with redemption rights. Investors receive distributions upon dispositions of the underlying real estate investments of which a portion reflects committed capital.

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
Fund Performance
For the quarter and the year ended December 31, 2015, the Company's strategies had mixed results relative to their respective benchmarks.
The year presented difficulties for event-driven managers in general, and this was especially true over the last half of the year. As a result, our activist strategy had negative results, trailing the performance of the Russell 2000 Index. Given the significant amount of assets invested in this strategy, the performance of the activist strategy will continue to have a meaningful effect on the Company’s financial results.  In contrast, the merger arbitrage strategy had its best quarter ever in the last three months of 2015 and performance for the full year surpassed that of most merger arbitrage peers as well as the HFRX Merger Arbitrage Index. The strategy also outdistanced broader merger arbitrage indices for the year, and has continued to show growth in assets under management. Our options-based global macro strategy has had stable performance since inception. This performance and its negative correlation to the S&P 500 has helped to create meaningful inflows from investors. Our most recent affiliate, which joined in the fourth quarter, engages in equity long/short investing within a broadly defined universe of consumer-related stocks. Since joining Ramius, the strategy has generated positive results. The State Street Ramius Managed Futures Strategy Fund which offers exposure to multi-manager managed futures had mixed results for the fourth quarter and the year. The Company’s alternative solutions business is based on institutional customized accounts and, as a result, performance varies depending on the underlying objectives of each account. The solutions business performed adequately in its specialized assignments, contributing management fees but very minimal incentive income in 2015. The internally managed multi-strategy funds maintained their focus on capital preservation, while continuing to execute opportunistic transactions linked to certain assets.
With regard to the longer-dated investment vehicles in real estate, the largest legacy real estate debt fund was marginally negative for the quarter and for the year based on the change in IRR utilizing the net assets of the fund at the end of the year (residual value). The legacy equity fund was slightly positive for both the quarter and the year based on the change in IRR utilizing the net assets of the fund at the end of the year (residual value).  Certain of the legacy real estate funds are in the process of returning capital to investors.  The most recent real estate debt vehicle continues to make investments, and interim results are meeting performance expectations. Our healthcare royalty strategy, having raised a substantial amount of capital in 2014, remains in its investment period.
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
As of December 31, 2015, the Company's invested capital amounted to a net value of $731.1 million (supporting a long market value of $1,064.0 million), representing approximately 93% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of December 31, 2015. The net values presented in the table below do not tie to Cowen Group's consolidated statement of financial condition as of December 31, 2015 because they are included in various line items of the accompanying consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$483.7	61%
Merchant Banking	163.5	21%
Real Estate	83.9	11%
Total	731.1	93%
Stockholders' Equity	$790.0	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) of our alternative investment and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 23 to the accompanying Company's consolidated financial statements, appearing elsewhere in this Form 10-K, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$222,781	$170,506	$52,275	31%
Brokerage	157,722	140,132	17,590	13%
Management fees	41,906	40,627	1,279	3%
Incentive income	1,466	2,785	(1,319)	(47)%
Interest and dividends	13,796	48,870	(35,074)	(72)%
Reimbursement from affiliates	21,557	12,495	9,062	73%
Other revenues	3,726	9,446	(5,720)	(61)%
Consolidated Funds revenues	1,613	2,915	(1,302)	(45)%
Total revenues	464,567	427,776	36,791	9%
Expenses
Employee compensation and benefits	321,386	305,483	15,903	5%
Interest and dividends	26,220	42,752	(16,532)	(39)%
General, administrative and other expenses	154,458	137,988	16,470	12%
Goodwill impairment	—	2,334	(2,334)	(100)%
Consolidated Funds expenses	2,310	1,634	676	41%
Total expenses	504,374	490,191	14,183	3%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	36,789	104,928	(68,139)	(65)%
Consolidated Funds net gains (losses)	14,497	15,323	(826)	(5)%
Total other income (loss)	51,286	120,251	(68,965)	(57)%
Income (loss) before income taxes	11,479	57,836	(46,357)	(80)%
Income taxes expense (benefit)	(47,496)	(124,944)	77,448	(62)%
Net income (loss)	58,975	182,780	(123,805)	(68)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	15,246	15,564	(318)	(2)%
Net income (loss) attributable to Cowen Group, Inc.	43,729	167,216	(123,487)	(74)%
Preferred stock dividends	4,075	—	4,075	NM
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$39,654	$167,216	$(127,562)	(76)%
Revenues
Investment Banking
Investment banking revenues increased $52.3 million to $222.8 million for the year ended December 31, 2015 compared with $170.5 million in the prior year period. During the year ended December 31, 2015, the Company completed 129 underwriting transactions, 13 strategic advisory transactions and seven debt capital market transactions. During the year ended December 31, 2014, the Company completed 129 underwriting transactions, 12 strategic advisory transactions and 16 debt capital market transactions. The average underwriting fee per transaction was 45.0% greater for the year ended December 31, 2015 as compared to the prior year period.
Brokerage
Brokerage revenues increased $17.6 million to $157.7 million for the year ended December 31, 2015 compared with $140.1 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, a decrease in facilitation losses in our cash equity and option businesses, an increase in payments for research services and the initiation of our prime brokerage businesses in the third and fourth quarter of 2015. Customer trading volumes across the industry (according to Bloomberg) increased 9% for the year ended December 31, 2015 compared to the prior year.

Management Fees
Management fees increased $1.3 million to $41.9 million for the year ended December 31, 2015 compared with $40.6 million in the prior year period. This increase was primarily related to an increase in management fees from our healthcare royalty business and prime services business offset partially by a decrease in management fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Incentive Income
Incentive income decreased $1.3 million to $1.5 million for the year ended December 31, 2015, compared with $2.8 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our alternative solutions business and a decrease in performance fees from the long/short credit business, which was sold in the fourth quarter of 2014.
Interest and Dividends
Interest and dividends decreased $35.1 million to $13.8 million for the year ended December 31, 2015 compared with $48.9 million in the prior year period. This decrease was attributable to the completion of the wind down of our securities lending business during the first quarter of 2015.
Reimbursements from Affiliates
Reimbursements from affiliates increased $9.1 million to $21.6 million for the year ended December 31, 2015 compared with $12.5 million in the prior year period. The increase is primarily related to an increase in reimbursements from the activist business.
Other Revenues
Other revenues decreased $5.7 million to $3.7 million for the year ended December 31, 2015 compared with $9.4 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $1.3 million to $1.6 million for the year ended December 31, 2015 compared with $2.9 million in the prior year period.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $15.9 million to $321.4 million for the year ended December 31, 2015 compared with $305.5 million in the prior year period. The increase is primarily due to $36.8 million higher total revenues partially offset by $69.0 million lower other income (loss) during 2015 as compared to 2014, resulting in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio, based on total revenues only, was 69% for the year ended December 31, 2015, compared with 71% in the prior year period. The compensation to revenue ratio, including other income (loss), was 62% for the year ended December 31, 2015, compared with 56% in the prior year period.
Interest and Dividends
Interest and dividend expenses decreased $16.6 million to $26.2 million for the year ended December 31, 2015 compared with $42.8 million in the prior year period. This decrease was attributable to the completion of the wind down of our securities lending business during the first quarter of 2015 offset partially by an increase related to the convertible debt and other notes payable issued during the first and fourth quarters of 2014.
General, Administrative and Other Expenses
General, administrative and other expenses increased $16.5 million to $154.5 million for the year ended December 31, 2015 compared with $138.0 million in the prior year period. This was primarily due to higher legal and other professional fees, increased occupancy costs and an increase in client services and business development and floor brokerage and trade execution, which are variable expenses, related to higher revenues, as well as transaction costs related to acquisitions.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.7 million to $2.3 million for the year ended December 31, 2015 compared with $1.6 million in the prior year period.

Other Income (Loss)
Other income (loss) decreased $69.0 million to $51.3 million for the year ended December 31, 2015 compared with $120.3 million in the prior year period. The decrease primarily relates to a decrease in performance in our activist strategy and the Company's own invested capital offset partially by the agreement to sell a portion of the Company's ownership in the activist business to the principal owners of Starboard Value. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax benefit decreased $77.4 million to an income tax benefit of $47.5 million for the year ended December 31, 2015 compared to an income tax benefit of $124.9 million in the prior year period. This increase in expense is primarily attributable to the release, in 2014, of the Company’s valuation allowance that were previously recorded against the Company’s US federal and state deferred tax assets, partially offset by the deferred tax benefit recognized by the Company's Luxembourg subsidiary in 2015.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased $0.4 million to $15.2 million for the year ended December 31, 2015 compared with $15.6 million in the prior year period. The decrease was primarily the result of losses incurred by our merchant banking co-investments and a decrease in performance in the alternative solutions business offset partially by an increase in performance in our healthcare royalty business. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$170,506	$105,333	$65,173	62%
Brokerage	140,132	114,593	25,539	22%
Management fees	40,627	37,303	3,324	9%
Incentive income	2,785	12,586	(9,801)	(78)%
Interest and dividends	48,870	39,454	9,416	24%
Reimbursement from affiliates	12,495	10,434	2,061	20%
Other revenues	9,446	5,418	4,028	74%
Consolidated Funds revenues	2,915	3,398	(483)	(14)%
Total revenues	427,776	328,519	99,257	30%
Expenses
Employee compensation and benefits	305,483	207,248	98,235	47%
Interest and dividends	42,752	27,299	15,453	57%
General, administrative and other expenses	137,988	124,331	13,657	11%
Goodwill impairment	2,334	—	2,334	NM
Consolidated Funds expenses	1,634	2,039	(405)	(20)%
Total expenses	490,191	360,917	129,274	36%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	104,928	39,651	65,277	165%
Consolidated Funds net gains (losses)	15,323	11,044	4,279	39%
Total other income (loss)	120,251	50,695	69,556	137%
Income (loss) before income taxes	57,836	18,297	39,539	216%
Income taxes expense (benefit)	(124,944)	457	(125,401)	NM
Net income (loss)	182,780	17,840	164,940	925%
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	15,564	13,193	2,371	18%
Net income (loss) attributable to Cowen Group, Inc. stockholders	$167,216	$4,647	$162,569	3,498%
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
Management Fees
Management fees increased $3.3 million to $40.6 million for the year ended December 31, 2014 compared with $37.3 million in the prior year period. This increase is primarily related to an increase in fees from our healthcare funds.

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
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $98.3 million to $305.5 million for the year ended December 31, 2014 compared with $207.2 million in the prior year period. The increase is primarily due to $99.3 million higher revenues during 2014 as compared to 2013 and resulted in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The Company's head count increased 6.5%. The compensation to revenue ratio, based on total revenues only, was 71% for the year ended December 31, 2014, compared with 63% in the prior year period. The compensation to revenue ratio, including other income (loss), was 56% for the year ended December 31, 2014, compared with 55% in the prior year period.
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
For the years ended December 31, 2015, 2014, and 2013, the Company's alternative investment segment includes hedge funds, private equity structures, registered investment companies and listed vehicles operating results and other investment platforms operating results.
For the years ended December 31, 2015, 2014, and 2013, the Company's broker-dealer segment includes investment banking, research, sales and trading and prime brokerage businesses' operating results.
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
Our broker-dealer segment generates Economic Income (Loss) revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's Target Sectors: healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, REITs, energy and transportation. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Cowen's broker-dealer segment also offers a full-service suite of prime brokerage services. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage in the accompanying consolidated statement of operations.
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

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

	Economic Income (Loss)
	Year Ended December 31,
	2015			2014			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$222,781	$222,781	$—	$170,506	$170,506	$52,275	31%
Brokerage	—	160,436	160,436	55	146,192	146,247	14,189	10%
Management fees	68,989	1,026	70,015	64,774	—	64,774	5,241	8%
Incentive income (loss)	(1,544)	—	(1,544)	45,708	—	45,708	(47,252)	(103)%
Investment income (loss)	49,244	13,352	62,596	45,193	20,022	65,215	(2,619)	(4)%
Other income (loss)	14,492	890	15,382	4,645	523	5,168	10,214	198%
Total economic income revenues	131,181	398,485	529,666	160,375	337,243	497,618	32,048	6%
Non-interest expenses	107,291	362,463	469,754	115,601	320,261	435,862	33,892	8%
Interest expense	11,839	4,745	16,584	7,804	1,994	9,798	6,786	69%
Non-controlling interest	(8,796)	—	(8,796)	(7,802)	—	(7,802)	(994)	13%
Economic income (loss)	$3,255	$31,277	$34,532	$29,168	$14,988	$44,156	$(9,624)	(22)%
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $529.7 million for the year ended December 31, 2015, an increase of $32.1 million compared to Economic Income (Loss) revenues of $497.6 million in the prior year period. The increase was related to investment banking activity, which was partially offset with decreased performance in investment and incentive income. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $131.2 million for the year ended December 31, 2015, a decrease of $29.2 million compared to Economic Income (Loss) revenues of $160.4 million in the prior year period.
Management Fees.    Management fees for the segment increased $4.2 million to $69.0 million for the year ended December 31, 2015 compared with $64.8 million in the prior year period. This increase was primarily related to an increase in management fees for our activist and healthcare royalty businesses offset partially by lower management fees from the real estate business and from the long/short credit business, which was sold in the fourth quarter of 2014.
Incentive Income (Loss).    Incentive income for the segment decreased $47.2 million to a loss of $1.5 million for the year ended December 31, 2015 compared with income of $45.7 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our activist business.
Investment Income (Loss).    Investment income for the segment increased $4.0 million to $49.2 million for the year ended December 31, 2015 compared with $45.2 million in the prior year period. The increase primarily relates to the deferred tax benefit recorded pursuant to the acquisition of Hollenfels partially offset by a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment increased $9.9 million to $14.5 million for the year ended December 31, 2015 compared with $4.6 million in the prior year period. This increase is related to the Company reaching an agreement at the end of the fourth quarter of 2015, with an effective date of December 31, 2015, to sell a portion of the Company's ownership interest in the activist business back to the principal owners of Starboard Value offset partially by a sale of our credit business during the fourth quarter of 2014.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $398.5 million for the year ended December 31, 2015, an increase of $61.3 million compared with Economic Income (Loss) revenues of $337.2 million in the prior year.
Investment Banking.    Investment banking revenues increased $52.3 million to $222.8 million for the year ended December 31, 2015 compared with $170.5 million in the prior year period. During the year ended December 31, 2015, the

Company completed 129 underwriting transactions, 13 strategic advisory transactions and seven debt capital market transactions. During the year ended December 31, 2014, the Company completed 129 underwriting transactions, 12 strategic advisory transactions and 16 debt capital market transactions. The average underwriting fee per transaction was 45.0% greater for the year ended December 31, 2015 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $14.2 million to $160.4 million for the year ended December 31, 2015, compared with $146.2 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, a decrease in facilitation losses in our cash equity and option businesses, an increase in payments for research services and the initiation of our prime brokerage businesses in the third and fourth quarter of 2015. Customer trading volumes across the industry (according to Bloomberg) increased 9% for the year ended December 31, 2015 compared to the prior year.
Investment Income (Loss).    Investment income for the segment decreased $6.6 million to $13.4 million for the year ended December 31, 2015, compared with $20.0 million in the prior year period. The decrease is a result of a decrease in overall investment income which is allocated amongst the segments.
Other Income (Loss).    Other income (loss) for the segment increased $0.4 million to $0.9 million for the year ended December 31, 2015, compared with $0.5 million in the prior year period.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $33.9 million to $469.8 million for the year ended December 31, 2015, compared with $435.9 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $15.4 million to $317.6 million for the year ended December 31, 2015 compared with $302.2 million in the prior year period. The increase is due to $32.1 million higher revenues during 2015 as compared to 2014 and resulted in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 60% for year ended December 31, 2015 compared with 61% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $8.2 million to $103.7 million for the year ended December 31, 2015 compared with $95.5 million in the prior year period. This increase was primarily due to higher legal and other professional fees and increased occupancy costs related to additional office space.
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2015 and 2014:

	Year Ended December 31,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$14,320	$13,046	$1,274	10%
Professional, advisory and other fees	17,605	14,634	2,971	20%
Occupancy and equipment	26,739	24,177	2,562	11%
Depreciation and amortization	9,483	9,301	182	2%
Service fees	7,503	8,065	(562)	(7)%
Expenses from equity investments	14,156	14,606	(450)	(3)%
Other	13,913	11,647	2,266	19%
Total	$103,719	$95,476	$8,243	9%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $10.5 million to $56.2 million for the year ended December 31, 2015 compared with $45.7 million in the prior year period. The increase is primarily related to an increase in client services and business development, increased floor brokerage and trade execution costs and expenses related to the acquisition of a Luxembourg reinsurance company offset partially by a decrease in syndication costs.

The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2015 and 2014:

	Year Ended December 31,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$24,054	$19,273	$4,781	25%
HealthCare Royalty Partners syndication costs	528	2,310	(1,782)	(77)%
Expenses related to Luxembourg reinsurance companies	5,475	2,855	2,620	92%
Marketing and business development	23,367	19,862	3,505	18%
Other	2,726	1,437	1,289	90%
Total	$56,150	$45,737	$10,413	23%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, increased $0.1 million to $7.7 million for the year ended December 31, 2015 compared with $7.6 million in the prior year period.
Interest expense
Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, increased $6.8 million to $16.6 million for the year ended December 31, 2015 compared with $9.8 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests increased by $1.0 million to $8.8 million for the year ended December 31, 2015 compared with $7.8 million in the prior year period. The increase is primarily related to an increase in income allocable to partners of our healthcare royalty business offset partially by a decrease in performance in the alternative solutions business. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

	Year Ended December 31,
	2014			2013			Total Period-to-Period
	Alternative Investment		Total 2014	Alternative Investment		Total 2013
		Broker-Dealer			Broker-Dealer (a)		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$170,506	$170,506	$—	$105,333	$105,333	$65,173	62%
Brokerage	55	146,192	146,247	—	121,065	121,065	25,182	21%
Management fees	64,774	—	64,774	56,984	—	56,984	7,790	14%
Incentive income (loss)	45,708	—	45,708	21,205	—	21,205	24,503	116%
Investment income (loss)	45,193	20,022	65,215	30,713	5,947	36,660	28,555	78%
Other income (loss)	4,645	523	5,168	524	2,010	2,534	2,634	104%
Total economic income revenues	160,375	337,243	497,618	109,426	234,355	343,781	153,837	45%
Non-interest expense	115,601	320,261	435,862	86,054	237,841	323,895	111,967	35%
Interest Expense	7,804	1,994	9,798	231	119	350	9,448	NM
Non-controlling interest	(7,802)	—	(7,802)	(12,995)	—	(12,995)	5,193	(40)%
Economic income (loss)	$29,168	$14,988	$44,156	$10,146	$(3,605)	$6,541	$37,615	575%
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
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $160.4 million for the year ended December 31, 2014, an increase of $51.0 million compared to Economic Income (Loss) revenues of $109.4 million in the prior year period.
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
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $337.2 million for the year ended December 31, 2014, an increase of $102.8 million compared with Economic Income (Loss) revenues of $234.4 million in the prior year.
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
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $97.4 million to $302.2 million for the year ended December 31, 2014 compared with $204.8 million in the prior year period. The increase is due to $153.8 million higher revenues during 2014 as compared to 2013 and resulted in a higher compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio was 61% for year ended December 31, 2014 compared with 60% for 2013.
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
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2014 and 2013:

	Year Ended December 31,		Period-to-Period
	2014	2013	$ Change	% Change
	(dollars in thousands)
Fixed expenses:
Communications	$13,046	$12,711	$335	3%
Professional, advisory and other fees	14,634	11,082	3,552	32%
Occupancy and equipment	24,177	23,197	980	4%
Depreciation and amortization	9,301	10,202	(901)	(9)%
Service fees	8,065	9,708	(1,643)	(17)%
Expenses from equity investments	14,606	11,769	2,837	24%
Other	11,647	9,245	2,402	26%
Total	$95,476	$87,914	$7,562	9%
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2015, we had cash and cash equivalents of $158.5 million and net liquid investment assets of $479.9 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of December 31, 2015 and 2014 were $53.8 million and $10.5 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.0 million and $1.1 million as of December 31, 2015 and 2014, respectively, and the tax liability that would arise if these earnings were remitted is approximately $0.1 million and $0.2 million, respectively.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As of December 31, 2015, the Company had unfunded commitments of $5.6 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through December 31, 2015, the Company has funded $36.0 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of December 31, 2015, has funded $0.9 million towards this commitment. As of December 31, 2015, the Company has an unfunded commitment to Formation8 Partners Fund I, L.P. of $0.9 million. The remaining capital commitment is expected to be called over a one year period. As of December 31, 2015, the Company has an unfunded commitment to Formation8 Partners Hardware Fund I, L.P. of $1.4 million. The remaining capital commitment is expected to be called over a one year period. As of December 31, 2015, the Company has an unfunded commitment to Lagunita Biosciences, LLC of $4.0 million. The remaining capital commitment is expected to be called over a three-year period.
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
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. The Company has drawn $5 million under this facility as of December 31, 2015. Interest accrues on borrowed funds at LIBOR plus 3% and interest accrues on the undrawn facility amount at LIBOR plus 0.38%. The revolver matures in August 2016. The Company is required to comply with certain financial covenants for which the Company was in compliance with through December 31, 2015.

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
Each share of Series A Convertible Preferred Stock is non-voting and has a liquidity preference over the Company's Class A common stock and ranks senior to all classes or series of the Company's Class A common stock, but junior to all of the Company's existing and future indebtedness with respect to divided rights and rights upon the Company's involuntary liquidation, dissolution or winding down.
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of our Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate is 152.2476 shares (which equates to $6.57 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company’s Class A common stock, cash or a combination thereof, at the Company’s election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company’s Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as a dividends to the Company's Class A common shareholders or a share split or combination.
In connection with the issuance and sale of the Series A Convertible Preferred Stock, the Company entered into a privately negotiated capped call option transaction (the “Capped Call Option Transaction”) with Nomura Global Financial Products Inc. (the “option counterparty”) for $15.9 million. The Capped Call Option Transaction is expected generally to reduce the potential dilution to the Company’s Class A common stock (if the Company elects to convert to common shares) and/or offset any cash payments that the Company is required to make upon conversion of any Series A Convertible Preferred Stock. The Capped Call Option Transaction has an initial effective strike price of $6.57 per share, which matches the initial conversion price of the Series A Convertible Preferred Stock, and a cap price of $8.39 per share. However, to the extent that the market price of Class A common stock, as measured under the terms of the Capped Call Option Transaction, exceeds the cap price thereof, there would nevertheless be dilution and/or such cash payments would not be offset. As the Capped Call Option Transaction is a free standing derivative that is indexed to the Company's own stock price and the Company controls if it is settled in cash or stock it qualifies for equity classification as a reduction to additional paid in capital.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
Regulation
As registered broker-dealers, Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution, Cowen Prime and Cowen Prime Trading are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2015, Cowen and Company had total net capital of approximately $50.8 million, which was approximately $49.8 million in excess of its minimum net capital requirement of $1.0 million. As of December 31, 2015, ATM Execution had total net capital of approximately $4.1 million, which was approximately $3.8 million in excess of its minimum net capital requirement of $250,000. As of December 31, 2015, Cowen Prime had total net capital of approximately $17.9 million, which was approximately $17.6 million in excess of its minimum net capital requirement of $250,000. Cowen Prime Trading had total net capital of approximately $3.6 million, which was approximately $3.3 million in excess of its minimum net capital requirement of $250,000.
Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading claim exemption from the provisions of Rule 15c3-3 under the Exchange Act as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of broker-dealers (“PAB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading and

the clearing brokers, which require, among other things, that the clearing brokers performs computations for PAB and segregates certain balances on behalf of Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading, if applicable.
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of December 31, 2015, Ramius UK's Financial Resources of $0.28 million exceeded its minimum requirement of $0.05 million by $0.23 million. As of December 31, 2015, CIL's Financial Resources of $3.2 million exceeded its minimum requirement of $2.1 million by $1.1 million.
During the second quarter of 2015, the Company decided to cease regulated activities carried out by Cowen and Company (Asia) Limited (“Cowen Asia”).  On November 27, 2015, the Securities and Futures Commission (“SFC”) of Hong Kong revoked the license.  As of December 31, 2015, Cowen Asia was no longer subject to the financial resources requirements of the SFC in Hong Kong.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are subject to minimum net capital requirements as required by relevant European Commission directives and local regulatory rules in Luxembourg. As of December 31, 2015, Vianden and Hollenfels had total regulatory capital of approximately $64.0 million and $77.4 million, respectively, which was approximately $58.2 million and $73.4 million in excess of the total minimum net capital requirement of $6.6 million and $4.0 million, respectively.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately$0.3 million as of December 31, 2015. RCG Insurance Company’s capital and surplus as of December 31, 2015 totaled approximately $22 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $67.4 million for the twelve months ended December 31, 2015 was primarily related to purchases of securities and other investments partially offset by a decrease in cash held at other brokers. Net cash used in operating activities of $66.7 million for the year ended December 31, 2014 was primarily related to purchases of securities partially offset by an increase in cash held at other brokers. Net cash provided by operating activities of $150.6 million for the year ended December 31, 2013 was predominately related to proceeds from sales of securities owned partially offset by a) purchases of securities owned and b) cash paid related to an increase in cash held at other brokers.
Investing Activities.    Net cash used in investing activities of $47.4 million for the twelve months ended December 31, 2015 was primarily related to the purchases of businesses, other investments and fixed assets partially offset by proceeds from sales of other investments. Net cash used in investing activities of $37.5 million for the year ended December 31, 2014 was primarily related to the cash convertible note economic hedge transaction and purchase of fixed assets. Net cash provided by investing activities of $8.7 million for the year ended December 31, 2013 was primarily related to the proceeds from sales of other investments offset partially by purchases of other investments.
Financing Activities.    Net cash provided by financing activities for the nine months ended December 31, 2015 of $143.8 million was primarily related to the proceeds from issuance of preferred stock and contributions from non-controlling interests in Consolidated Funds offset partially by repurchase of shares of our common stock.  Net cash provided by financing activities for the year ended December 31, 2014 of $179.0 million was primarily related to the issuance of Cash Convertible Notes and a Note Payable offset partially by the purchase of treasury stock.  Net cash used in financing activities for the year ended December 31, 2013 of $188.1 million was primarily related to increased repurchase agreement activity, the purchase of treasury stock and payment by the consolidated funds to investors for capital withdrawals.
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
The Company recorded interest expense of $4.5 million and $3.6 million for the years ended December 31, 2015 and 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying consolidated statements of operations is $6.3 million and $4.7 million for the years ended December 31, 2015 and 2014, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of December 31, 2015, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
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
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $5.2 million for the year ended December 31, 2015. The Company capitalized debt issuance costs of approximately $2.9 million which are included in other assets in the accompanying consolidated statements of financial condition and will be amortized over the life of the 2021 Notes. As of December 31, 2015, the Company was in compliance with all covenants included in the indenture governing the 2021 Notes.
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “Senior Indenture”), by and among the Company and The Bank of New York Melon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to 1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended. As of December 31, 2015, the Company was in compliance with these covenants.
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. The Company has drawn $5 million under this facility as of December 31, 2015. Interest accrues on borrowed funds at LIBOR plus 3% and interest accrues on the undrawn facility amount at LIBOR plus 0.38%. The revolver matures in August 2016. The Company is required to comply with certain financial covenants for which the Company was in compliance with through December 31, 2015.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of December 31, 2015, the remaining balance on these capital leases was $2.7 million. Interest expense was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Letters of Credit
As of December 31, 2015, the Company has the following eight irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, with respect to which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$710	January 2016
New York	$1,000	February 2016
Boston	$382	March 2016
New York	$355	May 2016
New York	$1,861	May 2016
New York	$794	October 2016
New York	$3,373	October 2016
New York	$1,600	November 2016
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2015 and December 31, 2014, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of December 31, 2015:

	Total	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$112,506	$50,621	$29,635	$32,250
Service Payments	28,632	27,231	1,401	—
Equipment leases	3,323	3,245	78	—
Aircraft	4,514	3,779	735	—
Total	148,975	84,876	31,849	32,250
Debt
Convertible Debt	165,198	13,455	151,743	—
Note Payable	94,558	15,654	10,436	68,468
Revolver	5,000	5,000	—	—
Total	$264,756	$34,109	$162,179	$68,468
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
The fund is currently winding-down as of December 31, 2015 and the clawback obligations were $6.2 million (see Note 5 to the Company's consolidated financial statements).

Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of December 31, 2015, is as follows:

	Convertible Debt	Note Payable	Revolver	Capital Lease Obligation
	(dollars in thousands)
2016	$4,485	$5,218	$5,000	$1,025
2017	4,485	5,218	—	938
2018	4,485	5,218	—	938
2019	151,743	5,218	—	78
2020	—	5,218	—	—
Thereafter	—	68,468	—	—
Subtotal	165,198	94,558	5,000	2,979
Less: Amount representing interest (a)	(40,421)	(31,308)	—	(245)
Total	$124,777	$63,250	$5,000	$2,734

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of December 31, 2015. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company does not consolidate certain entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services.
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
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.
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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.
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
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk of that instrument. For additional information regarding the use of unobservable inputs to fair value assets and liabilities see Note 6 in the accompanying Consolidated Financial Statement in Part 1 Item 1.
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
Other investments—Other investments consist primarily of portfolio funds, real estate investments and equity method investments, which are valued as follows:

i.
Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in funds and investment companies which may be managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. In accordance with US GAAP, investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.

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

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for hedge funds and up to 10% for alternative solutions products (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
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

•
Strategic/financial advisory fees. The Company's strategic advisory revenues include success fees earned in connection with advising companies, principally in mergers and acquisitions and restructuring transactions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

•
Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions such as private placements of loans and debt and equity securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues (which may be in cash and/or securities) when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured.

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

Investment Income
Investment income earned by the alternative investment and broker-dealer segments are earned from investing the Company's capital in various strategies and from investments in private capital raising transactions of its investment banking clients.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. See Note 18 "Commitments and Contingencies" in our accompanying consolidated financial statements for the year ended December 31, 2015 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying consolidated financial statements for the year ended December 31, 2015.
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
A 10% change in the fair value of the investments held by the Company's funds as of December 31, 2015 would result in a change of approximately $1.2 million in our assets under management and would impact management fees by approximately $7.18 million on an annual basis. This number is an estimate. The amount would be dependent on the fee structure of the particular fund or funds that experienced such a change.
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
Credit risk
The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2015, the Company had recorded no liability.
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
Operational risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. We outsource all or a portion of certain critical business functions, such as clearing. Accordingly, we negotiate our agreements with these firms with attention focused not only on the delivery of core services but also on the safeguards afforded by back-up systems and disaster recovery capabilities. We make specific inquiries on any relevant exceptions noted in a service provider's Standards for Attestation Engagements (SSAE) No. 16, Reporting on Controls at a Service Organization report on the state of its internal controls, when available.
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
As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
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
Item 9B. Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information in the definitive proxy statement for our 2016 annual meeting of stockholders under the captions "Executive Officers," "Board of Directors," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.    Executive Compensation
The information in the definitive proxy statement for our 2016 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the definitive proxy statement for our 2016 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions
The information in the definitive proxy statement for our 2016 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information in the definitive proxy statement for our 2016 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:
1.    Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-66 hereof.
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
As of the end of the Company's 2015 fiscal year, management conducted an assessment of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2015 was effective.
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
The Company's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cowen Group, Inc.
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows present fairly, in all material respects, the financial position of Cowen Group, Inc. and its subsidiaries (the Company) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 29, 2016

Cowen Group, Inc.
Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)

	As of December 31, 2015	As of December 31, 2014
Assets
Cash and cash equivalents	$158,485	$129,509
Cash collateral pledged	10,085	8,306
Securities owned, at fair value	610,234	792,206
Receivable on derivative contracts, at fair value	39,618	49,877
Securities borrowed	—	676,100
Other investments	140,647	167,464
Receivable from brokers	117,757	84,679
Fees receivable, net of allowance	34,413	46,498
Due from related parties	39,659	26,315
Fixed assets, net of accumulated depreciation and amortization of $29,953 and $25,968, respectively	27,231	26,388
Goodwill	58,361	34,906
Intangible assets, net of accumulated amortization of $28,301 and $25,581, respectively	25,663	8,483
Deferred tax asset, net	143,560	129,400
Other assets	76,326	34,230
Consolidated Funds
Cash and cash equivalents	13,934	501
Securities owned, at fair value	32,000	—
Other investments	263,818	189,377
Other assets	663	1,437
Total Assets	$1,792,454	$2,405,676
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$257,159	$207,875
Payable for derivative contracts, at fair value	21,183	41,330
Securities loaned	—	682,493
Payable to brokers	131,789	335,822
Compensation payable	150,403	134,289
Notes payable and other debt	70,984	67,144
Convertible debt	124,777	118,475
Fees payable	5,638	6,331
Due to related parties	329	474
Accounts payable, accrued expenses and other liabilities	52,233	46,606
Consolidated Funds
Due to related parties	3	—
Contributions received in advance	850	—
Capital withdrawals payable	78	864
Accounts payable, accrued expenses and other liabilities	124	222
Total Liabilities	815,550	1,641,925
Commitments and Contingencies (Note 18)
Redeemable non-controlling interests	186,911	86,076
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2015 (aggregate liquidation preference of $120,750,000) and no shares issued and outstanding as of December 31, 2014, respectively	1	—
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 140,120,392 shares issued and 105,604,658 outstanding as of December 31, 2015 and 135,198,855 shares issued and 111,691,199 outstanding as of December 31, 2014, respectively (including 497,570 and 424,479 restricted shares, respectively)	1,167	1,160
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	902,554	772,296
(Accumulated deficit) retained earnings	23,627	(16,027)
Accumulated other comprehensive income (loss)	—	17
Less: Class A common stock held in treasury, at cost, 34,515,734 and 23,507,656 shares, respectively	(137,356)	(79,771)
Total Stockholders' Equity	789,993	677,675
Total Liabilities and Stockholders' Equity	$1,792,454	$2,405,676
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Investment banking	$222,781	$170,506	$105,333
Brokerage	157,722	140,132	114,593
Management fees	41,906	40,627	37,303
Incentive income	1,466	2,785	12,586
Interest and dividends	13,796	48,870	39,454
Reimbursement from affiliates	21,557	12,495	10,434
Other revenues	3,726	9,446	5,418
Consolidated Funds
Interest and dividends	1,086	2,189	1,185
Other revenues	527	726	2,213
Total revenues	464,567	427,776	328,519
Expenses
Employee compensation and benefits	321,386	305,483	207,248
Floor brokerage and trade execution	27,460	23,425	22,709
Interest and dividends	26,220	42,752	27,299
Professional, advisory and other fees	25,578	18,724	14,625
Service fees	7,535	8,071	9,768
Communications	14,325	13,449	13,434
Occupancy and equipment	29,055	26,025	24,729
Depreciation and amortization	9,498	10,188	10,227
Client services and business development	25,413	22,897	17,353
Goodwill impairment	—	2,334	—
Other expenses	15,594	15,209	11,486
Consolidated Funds
Interest and dividends	1,104	788	345
Professional, advisory and other fees	654	620	1,157
Floor brokerage and trade execution	51	16	285
Other expenses	501	210	252
Total expenses	504,374	490,191	360,917
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	36,789	104,928	39,651
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	12,517	12,890	10,678
Net realized and unrealized gains (losses) on derivatives	2,071	2,451	365
Net gains (losses) on foreign currency transactions	(91)	(18)	1
Total other income (loss)	51,286	120,251	50,695
Income (loss) before income taxes	11,479	57,836	18,297
Income tax expense (benefit)	(47,496)	(124,944)	457
Net income (loss)	58,975	182,780	17,840
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	15,246	15,564	13,193
Net income (loss) attributable to Cowen Group, Inc.	43,729	167,216	4,647
Preferred stock dividends	4,075	—	—
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$39,654	$167,216	$4,647
Weighted average common shares outstanding:
Basic	110,090	114,926	116,703
Diluted	116,174	119,486	121,117
Earnings (loss) per share:
Basic	$0.36	$1.45	$0.04
Diluted	$0.34	$1.40	$0.04
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013

Net income (loss)			$58,975			$182,780			$17,840
Other comprehensive income (loss), net of tax:
Foreign currency translation		(17)			(231)			(10)
Defined benefit pension plan:
Net gain/(loss) arising during the period	—			(344)			(137)
Effect of curtailment	—			—			360
Add: amortization of prior service cost included in net periodic pension cost	—	—		—	(344)		23	246
Total other comprehensive income, net of tax			(17)			(575)			236
Comprehensive income (loss)			$58,958			$182,205			$18,076

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2012	112,447,892	$1,135	—	$—	$(31,728)	$713,211	$356	$(187,865)	$495,109	$85,703
Net income (loss)	—	—	—	—	—	—	—	4,647	4,647	13,193
Defined benefit plans	—	—	—	—	—	—	246	—	246	—
Foreign currency translation	—	—	—	—	—	—	(10)	—	(10)	—
Capital contributions	—	—	—	—	—	—	—	—	—	15,181
Capital withdrawals	—	—	—	—	—	—	—	—	—	(28,263)
Restricted stock awards issued	4,668,423	—	—	—	—	—	—	—	—	—
Common stock issued upon acquisition	2,491,647	25	—	—	—	6,215	—	—	6,240	—
Purchase of treasury stock, at cost	(4,606,073)	—	—	—	(16,446)	—	—	—	(16,446)	—
Treasury stock re-issuance	24,744	—	—	—	90	—	—	(25)	65	—
Amortization of share based compensation	—	—	—	—	—	17,915	—	—	17,915	—
Balance, December 31, 2013	115,026,633	$1,160	—	$—	$(48,084)	$737,341	$592	$(183,243)	$507,766	$85,814
Net income (loss)	—	—	—	—	—	—	—	167,216	167,216	15,564
Defined benefit plan	—	—	—	—	—	—	(344)	—	(344)	—
Foreign currency translation	—	—	—	—	—	—	(231)	—	(231)	—
Capital contributions	—	—	—	—	—	—	—	—	—	10,441
Capital withdrawals	—	—	—	—	—	—	—	—	—	(24,585)
Deconsolidation of entity (See Note 13)	—	—	—	—	—	—	—	—	—	(1,158)
Restricted stock awards issued	4,265,339	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(7,634,107)	—	—	—	(31,687)	—	—	—	(31,687)	—
Warrants issued (see Note 5)	—	—	—	—	—	15,218	—	—	15,218	—
Stock options exercise (See Note 14)	33,334	—	—	—	—	116	—	—	116	—
Income tax effect from share based compensation	—	—	—	—	—	1,324	—	—	1,324	—
Amortization of share based compensation	—	—	—	—	—	18,297	—	—	18,297	—
Balance, December 31, 2014	111,691,199	$1,160	—	$—	$(79,771)	$772,296	$17	$(16,027)	$677,675	$86,076
Net income (loss)	—	—	—	—	—	—	—	43,729	43,729	15,246
Foreign currency translation	—	—	—	—	—	—	(17)	—	(17)	—
Capital contributions	—	—	—	—	—	—	—	—	—	110,178
Capital withdrawals	—	—	—	—	—	—	—	—	—	(24,589)
Restricted stock awards issued	4,272,910	—	—	—		—	—	—	—	—
Purchase of treasury stock, at cost	(11,008,078)	—	—	—	(57,585)	—	—	—	(57,585)	—
Preferred stock issuance, net of issuance costs (See Note 20)	—	—	120,750	1	—	117,194	—	—	117,195	—
Preferred stock dividends (See Note 20)	—	—	—	—	—	—	—	(4,075)	(4,075)	—
Common stock issuance upon acquisition (See Note 2)	548,625	6	—	—	—	3,002	—	—	3,008	—
Capped call option transaction (See Note 20)	—	—	—	—	—	(15,878)	—	—	(15,878)	—
Income tax effect from share based compensation	—	—	—	—	—	3,806	—	—	3,806	—
Stock options exercised (see Note 14)	100,002	1	—	—	—	394	—	—	395	—
Amortization of share based compensation	—	—	—	—	—	21,740	—	—	21,740	—
Balance, December 31, 2015	105,604,658	$1,167	120,750	$1	$(137,356)	$902,554	$—	$23,627	$789,993	$186,911
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc. Consolidated Statements of Cash Flows (dollars in thousands)
	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$58,975	$182,780	$17,840
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	9,498	10,188	10,227
Amortization of debt discount	6,302	4,685	—
Tax benefits from share-based payment arrangements	3,806	1,324	—
Share-based compensation	21,740	18,297	17,915
Deferred tax benefit	(17,966)	(130,724)	—
Deferred rent obligations	(2,333)	(2,348)	(3,770)
Net loss on disposal of fixed assets	54	1,575	410
Net gain on disposal of capital leases	—	(1,261)	—
Goodwill impairment	—	2,334	—
Contingent liability adjustment	(200)	(2,055)	—
Purchases of securities owned, at fair value	(5,856,112)	(4,722,554)	(6,765,271)
Proceeds from sales of securities owned, at fair value	6,039,719	4,272,785	7,057,506
Proceeds from sales of securities sold, not yet purchased, at fair value	2,730,939	1,992,965	2,740,372
Payments to cover securities sold, not yet purchased, at fair value	(2,674,153)	(1,898,102)	(2,774,696)
Net (gains) losses on securities, derivatives and other investments	(34,495)	(97,013)	(44,741)
Consolidated Funds
Purchases of securities owned, at fair value	(25,000)	—	(298,220)
Proceeds from sales of securities owned, at fair value	—	—	287,412
Proceeds from sales of securities sold, not yet purchased, at fair value	—	—	42,701
Payments to cover securities sold, not yet purchased, at fair value	—	—	(42,387)
Purchases of other investments	(92,305)	(19,736)	(4,497)
Proceeds from sales of other investments	31,417	34,225	56,873
Net realized and unrealized (gains) losses on investments and other transactions	(13,552)	(16,386)	(14,153)
(Increase) decrease in operating assets:
Cash acquired upon transaction	—	—	10,747
Cash at deconsolidated entity	—	(784)	—
Cash collateral pledged	(1,779)	2,601	135
Securities owned, at fair value, held at broker-dealer	14,877	(3,939)	20,080
Receivable on derivative contracts, at fair value	10,259	(4,092)	10,673
Securities borrowed	676,100	251,673	(521,447)
Receivable from brokers	(27,750)	(15,533)	5,218
Fees receivable, net of allowance	11,099	(1,406)	(9,975)
Due from related parties	(13,344)	(109)	(5,888)
Other assets	5,743	(15,925)	2,818
Consolidated Funds
Cash and cash equivalents	(13,433)	1,547	1,511
Other assets	770	4,187	(5,528)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	(11,747)	(21,633)	(10,994)
Payable for derivative contracts, at fair value	(20,147)	(2,055)	(2,374)
Securities loaned	(682,493)	(236,084)	509,605
Payable to brokers	(204,186)	258,587	(113,023)
Compensation payable	5,540	78,264	(13,036)
Fees payable	(693)	(129)	1,047
Due to related parties	(145)	92	(280)
Accounts payable, accrued expenses and other liabilities	(3,112)	7,375	(13,404)
Consolidated Funds
Contributions received in advance	850	—	—
Payable to brokers	—	—	1,030
Due to related parties	3	—	—
Accounts payable, accrued expenses and other liabilities	(98)	(327)	146
Net cash provided by / (used in) operating activities	$(67,352)	$(66,711)	$150,582

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc. Consolidated Statements of Cash Flows (dollars in thousands)

	Year Ended December 31,
(continued)	2015	2014	2013
Cash flows from investing activities:
Purchases of other investments	$(14,149)	$(81,597)	(20,031)
Purchase of business, net of cash acquired (Note 2)	(38,416)	—	—
Cash convertible note economic hedge transaction	—	(35,710)	—
Proceeds from sales of other investments	58,166	82,072	29,890
Loans issued	(46,000)	—	—
Purchase of fixed assets	(7,030)	(2,224)	(1,141)
Net cash provided by / (used in) investing activities	(47,429)	(37,459)	8,718
Cash flows from financing activities:
Securities sold under agreement to repurchase	—	(3,657)	(162,288)
Proceeds from issuance of convertible debt	—	149,500	—
Proceeds from issuance of preferred stock, net of issuance costs	117,194	—	—
Capped call option transaction	(15,878)	—	—
Deferred debt issuance cost	—	(3,720)	—
Proceeds from sale of warrant	—	15,218	—
Borrowings on notes and other debt	7,140	65,392	2,044
Repayments on notes and other debt	(3,299)	(3,627)	(3,613)
Tax benefits from share-based payment arrangements	3,806	1,324	—
Proceeds from stock options exercised	394	116	—
Purchase of treasury stock	(48,678)	(26,038)	(12,732)
Cash paid to acquire net assets (contingent liability payment)	(1,725)	(800)	(779)
Capital contributions by redeemable non-controlling interests in operating entities	5,644	705	501
Capital withdrawals to redeemable non-controlling interests in operating entities	(13,860)	(8,279)	(3,058)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	104,533	9,736	14,680
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(11,514)	(16,911)	(22,873)
Net cash provided by / (used in) financing activities	143,757	178,959	(188,118)
Change in cash and cash equivalents	28,976	74,789	(28,818)
Cash and cash equivalents at beginning of period	129,509	54,720	83,538
Cash and cash equivalents at end of period	$158,485	$129,509	$54,720

Supplemental information
Cash paid during the year for interest	$17,525	$32,032	$24,644
Cash paid during the year for taxes	$4,161	$547	$72

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (see Note 20)	$8,907	$5,649	$3,649
Preferred stock dividends declared (See Note 20)	$4,075	$—	$—
Cash conversion option (see Note 5)	$—	$35,710	$—
Net assets (liabilities) acquired upon acquisition (net of cash) (See Note 2)	$22,468	$—	$—
Common stock issuance upon close of acquisition (see Note 2)	$3,008	$—	$6,240
Asset acquired under capital lease	$—	$4,075	$—
Re-issuance of treasury stock for services provided	$—	$—	$65
Net assets transferred to Merger Master (see Note 5)	$—	$—	$22,152
Net assets of deconsolidated entities	$—	$1,544	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Notes to Consolidated Financial Statements
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, sales and trading and prime brokerage services through its two business segments: alternative investment and broker-dealer. The Company's alternative investment segment, includes hedge funds, private equity structures, registered investment companies and listed vehicles. The Company's broker-dealer segment offers research, sales and trading and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), energy and transportation sectors. Cowen's broker-dealer segment also offers a full-service suite of prime brokerage services.
2. Acquisitions and Divestitures
Acquisitions
During the year ended December 31, 2015, the Company completed two acquisitions. On September 1, 2015, the Company completed its acquisition of all of the outstanding interests in Concept Capital Markets, LLC ("Concept") offering prime brokerage services and outsourced trading. On October 1, 2015 the Company completed its acquisition of all of the outstanding interests in Conifer Securities, LLC ("Conifer") representing the prime brokerage services division of Conifer Financial Services LLC. Following the acquisitions Concept was renamed Cowen Prime Services LLC ("Cowen Prime") and Conifer was renamed Cowen Prime Services Trading LLC ("Cowen Prime Trading"). Both are registered broker-dealers (members Financials Industry Regulatory Authority "FINRA" and SIPC).
The acquisitions were completed for a combination of cash of $42.3 million, unregistered shares of the Company's Class A common stock valued at $3.0 million and contingent consideration of $3.6 million in the aggregate. In accordance with the terms of their respective purchase agreements, the Company is required to pay to the sellers a portion of future net profits over the target revenues of the businesses over the period through December 31, 2020. The Company estimated the contingent consideration using both the income approach (discounted cash flow method) and market approach (option pricing method) which requires the Company to make estimates and assumptions regarding the future cash flows, profits volatility and share price. Changes in these estimates and assumptions could have a significant impact on the amount recognized. The undiscounted amount can range from zero to $7.2 million.
The acquisitions were accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). As such, the results of operations for Concept and Conifer are included in the accompanying consolidated statements of operations since the dates of the respective acquisitions and the assets acquired, liabilities assumed and the resulting goodwill were recorded at their fair values within their respective line items on the accompanying consolidated statement of financial condition (see Note 9).
The Company is currently in the process of finalizing the valuation for certain acquired assets of Concept and Conifer; therefore, the fair value measurements and goodwill as of December 31, 2015 are preliminary and subject to measurement period adjustments. The allocation of the purchase price to the net assets acquired will be finalized as necessary, up to one year after the acquisitions' respective closing dates, as the information becomes available. Both of the acquisitions were not deemed material individually but were material in the aggregate. The following table summarizes the aggregate preliminary purchase price allocation of net tangible and intangible assets acquired during the year ended December 31, 2015.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)
Cash and cash equivalents	$2,966
Receivable from brokers	5,327
Fixed assets	644
Fees receivable	983
Intangibles	19,900
Other assets	684
Payable to brokers	(153)
Compensation payable	(1,667)
Accounts payable, accrued expenses and other liabilities	(3,250)
Total net assets acquired	$25,434
The Company believes that all of the acquired receivables reflected above in the preliminary allocation of the purchase price are recorded at fair value and are expected to be collected in full. Goodwill, which primarily relates to expected synergies from integrating the operations of the acquirees into the Company, is fully deductible for tax purposes and has been assigned to the broker-dealer segment of the Company.
The Company recognized approximately $1.0 million of acquisition-related costs, including legal, accounting, and valuation services. These costs are included in professional, advisory and other fees in the accompanying consolidated statements of operations.
Included in the accompanying consolidated statements of operations for the period from September 1, 2015 through December 31, 2015 are revenues of $13.4 million and net income of $1.4 million (excluding corporate allocated expenses) related to the Concept and Conifer combined results of operations.
The following unaudited supplemental pro forma information presents consolidated financial results for the twelve month periods as if the acquisitions were completed as of January 1, 2014. This supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisitions been completed on January 1, 2014, nor does it purport to be indicative of any future results.

	For the years ended December 31,
	2015	2014
	(dollars in thousands, except per share data)
	(unaudited)
Revenues	$496,543	$473,192
Net income (loss) attributable to Cowen Group, Inc. common stockholders	40,613	167,238

Net income per common share:
Basic	$0.37	$1.45
Diluted	$0.35	$1.39
Divestitures
During the fourth quarter of 2014, the Company made a decision to wind down the operations of the securities lending business. The Company recorded impairment of goodwill in the amount of $2.3 million and impairment of unamortized intangibles of $0.9 million (See Note 9). The Company also wrote off the contingent liability due to the principals of the former entity of $2.1 million which is included in other revenues in the accompanying consolidated statements of operations. The Company also recognized certain expenses related to the termination of services. The Company considered the guidance for discontinued operations and determined that winding down the securities lending business does not represent a significant strategic shift in operations, therefore, the Company did not present it as discontinued operations.
On September 29, 2014, the Company entered into an agreement with Neuberger Berman to sell its interest in Orchard Square Partners (“OSP”), which manages a global long/short credit investment strategy and had approximately $420.8 million in client assets at December 31, 2014. The transaction closed on December 31, 2014 and therefore OSP was deconsolidated on

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

that date. During the year ended December 31, 2014, the Company consolidated the results of operations. As of December 31, 2014, the total assets, liabilities and net assets attributable to the Company and non-controlling interest holders were not material.  In accordance with the terms of the sale agreement all of the net assets of OSP as of December 31, 2014 were allocated to the Company and the non-controlling members of OSP in accordance with the respective ownership interests and were distributed soon thereafter.  The total sale price was $4.5 million which is included in other revenues in the accompanying consolidated statements of operations. In addition, in accordance with the terms of the agreement, Neuberger Berman is also required to pay the Company a portion of future net revenues of the credit business if certain revenue targets are achieved through 2018.
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
In accordance with these standards, the Company presently consolidates five entities deemed to be VOEs for which it acts as the general partner and investment manager. As of December 31, 2015 and 2014, the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”) and Ramius Merger Fund LLC (the "Merger Fund") and as of the date that the following companies began operations: May 1, 2015, Quadratic Fund LLC ("Quadratic LLC"); September 1, 2015, Cowen Private Investments LP ("Cowen Private"); December 31, 2015, Ramius Archview Credit and Distressed Fund ("Archview Fund") (collectively the "Consolidated Funds").
RCG Linkem II LLC, an investment company, is consolidated during the period ended December 31, 2015. It was formed to make an investment in a wireless broadband communication provider in Italy. Cowen AV Investment LLC, an investment company, was consolidated until the first quarter of 2015 when it was liquidated. It was formed to make an investment in a biotechnology company focused on developing gene therapies for certain medical needs. Ramius Co-Investment I LLC and Ramius Co-Investment II LLC, both investment companies, were formed to invest in biomedical

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

companies that develop gene therapies for severe genetic disorders. Ramius Co-Investment I LLC was consolidated as of December 31, 2013 but was deconsolidated during the first quarter of 2014 when it was liquidated. Ramius Co-Investment II LLC was consolidated as of December 31, 2014 and was liquidated during the quarter ended September 30, 2014. The Company determined that all four investment companies are (or were) VOE's due to the Company's controlling equity interests held through the managing member and/or affiliates and control exercised by the managing member who is not subject to substantive removal rights.
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2015 and 2014, the Company consolidated three and two VIEs, respectively. As of December 31, 2015 and 2014, the total net assets of the consolidated VIEs were $2.2 million and $2.0 million, respectively. The VIEs act as managing members/general partners and/or investment managers to affiliated fund entities which they sponsor and/or manage. The VIEs are financed through their operations and/or loan agreements with the Company.
As of December 31, 2015 and 2014, the Company holds variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”), Ramius Merger Master Fund Ltd ("Merger Master"), and as of May 1, 2015, Quadratic Master Fund LTD (Quadratic Master Fund") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily funds and real estate entities for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate the Unconsolidated Master Funds or real estate entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of the economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services (see Note 5 for additional disclosures on VIEs).
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
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.
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
Retention of Specialized Accounting—The Consolidated Funds are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), ATM Execution LLC ("ATM Execution"), Cowen Prime, Cowen Prime Trading, ATM USA, LLC ("ATM USA") (liquidated during the first quarter of 2015) and Cowen Equity Finance LP ("Cowen Equity Finance") (liquidated during the first quarter of 2015), apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Other investments—Other investments consist primarily of portfolio funds, real estate investments and equity method investments, which are valued as follows:

i.
Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in funds and investment companies which may be managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

are investment companies as defined by the AICPA Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. In accordance with US GAAP, investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Asset	Depreciable Lives	Principal Method
Telephone and computer equipment	3-8 years	Straight-line
Computer software	3-5 years	Straight-line
Furniture and fixtures	5-8 years	Straight-line
Leasehold improvements	5-15 years	Straight-line
Capitalized lease asset	5 years	Straight-line

j.	Goodwill and intangible assets
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

k.	Debt
Long-term debt is carried at the principal amount borrowed net of any discount/premium. The discount is accreted to interest expense using the effective interest method over the remaining life of the underlying debt obligations. Accrued but unpaid coupon interest is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition.
l.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition, as of December 31, 2015 and 2014 is $12.0 million and $13.1 million, respectively. Deferred rent asset, included in other assets in the accompanying consolidated statements of financial condition, as of December 31, 2015 and 2014 is $0.3 million and $0.5 million, respectively.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

q.	Comprehensive income (loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company's other comprehensive income (loss) is comprised of valuation adjustments to the Company's defined benefit plans and foreign currency cumulative translation adjustments.

r.	Revenue recognition
The Company's principle sources of revenue are derived from two segments: an alternative investment segment and a broker-dealer segment, as more fully described below.
Our alternative investment segment generates revenue through three principle sources: management fees, incentive income and investment income from the Company's own capital.
Our broker-dealer segment generates revenue through three principle sources: investment banking, brokerage and investment income.
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

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products the Company offers, incentive income earned is typically up to 20% for hedge funds and up to 10% for alternative solutions products (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

•
Strategic/financial advisory fees. The Company's strategic advisory revenues include success fees earned in connection with advising companies, principally in mergers and acquisitions and restructuring transactions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

•
Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions such as private placements of loans and debt and equity securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues (which may be in cash and/or securities) when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. The Company records sales agent commissions on a trade date basis. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

Investment Income
Investment income earned by the alternative investment and broker-dealer segments are earned from investing the Company's capital in various strategies and from investments in private capital raising transactions of its investment banking clients.
Interest and dividends
Interest and dividends are earned by the Company from various sources. The Company receives interest and dividends primarily from investments held by its Consolidated Funds and its brokerage balances from invested capital and from its security lending program (which was discontinued in the fourth quarter of 2014). Interest is recognized on an accrual basis and interest income is recognized on the debt of those issuers that is deemed collectible. Interest income and expense includes premiums and discounts amortized and accreted on debt investments based on criteria determined by the Company using the effective yield method, which assumes the reinvestment of all interest payments. Dividends are recognized on the ex-dividend date.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company recognizes, in its accompanying consolidated statements of financial condition, the funded status of its defined benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. The Company recognizes changes in the funded status of a defined benefit plan within accumulated other comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. See Note 15 for further information regarding the Company's defined benefit plan.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
y.     Recently issued accounting pronouncements
In January 2016, as a joint project with International Accounting Standards Board (IASB), the FASB issued a new accounting pronouncement to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in the update made improvements to US GAAP for equity investments and investments carried at amortized cost. The guidance also simplify the impairment assessment for equity investments and clarify the need for valuation allowance on deferred tax asset related to available for sale securities. For public business entities the guidance is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and its disclosures.
In September 2015, as part of its simplification initiative, the FASB issued a new accounting pronouncement which eliminates the concept of measurement period adjustments in a business combination transaction. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and eliminate the current requirement to retrospectively account for those adjustments. For public business entities the guidance is effective prospectively for reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of this guidance on the Company’s financial condition, results of operations and cash flows.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
4. Cash Collateral Pledged
As of December 31, 2015 and 2014, the Company pledged cash collateral in the amount of $10.1 million and $8.3 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco (See Note 19).
5. Investments of Operating Entities and Consolidated Funds

a.	Operating Entities
Securities owned, at fair value
Securities owned, at fair value are held by the Company and are considered held for trading. Substantially all equity securities are pledged to the clearing brokers under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.
As of December 31, 2015 and 2014, securities owned, at fair value consisted of the following:

	As of December 31,
	2015	2014
	(dollars in thousands)
U.S. Government securities (a)	$3,016	$2,010
Preferred stock (b)	25,563	15,070
Common stocks (b)	516,108	597,476
Convertible bonds (c)	819	900
Corporate bonds (d)	47,192	159,557
Warrants and rights	3,059	1,417
Mutual funds (e)	14,477	15,776
	$610,234	$792,206

(a)
As of December 31, 2015, maturities ranged from January 2016 to August 2016 with interest rates ranged between 0% to 5.95%. As of December 31, 2014, maturities ranged from May 2015 to April 2016 with interest rates ranged between 0% to 5.95%.

(b)
Included in preferred stocks and common stocks are investments in securities for which the Company has elected the fair value option with the fair value of $7.7 million and $7.4 million, respectively, at December 31, 2015 and $14.3 million of common stocks at December 31, 2014. These investments were acquired in contemplation with merchant banking transactions.

(c)
As of December 31, 2015, maturities ranged from July 2016 to March 2018 with interest rates ranged between 8% to 10.00%. As of December 31, 2014, the maturity was February 2015 with an interest rate of 10.00%.

(d)
As of December 31, 2015, maturities ranged from March 2016 to February 2046 and interest rates ranged between 3.25% to 9.00%. As of December 31, 2014, maturities ranged from February 2015 to February 2046 and interest rates ranged between 5.63% to 11.54%.

(e)	Included in this amount as of December 31, 2015 and 2014, are investments in affiliated funds of $13.4 million and $15.7 million, respectively.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Upon issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (See Note 19), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of December 31, 2015 at $18.2 million and is included in payable for derivative contracts in the accompanying consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $18.2 million as of December 31, 2015 and is included in receivable on derivative contracts in the accompanying consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 28,048,786 shares of the Company's Class A common stock and have an initial exercise price of $7.18 per share. The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of December 31,
	2015		2014
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$9,416	$189	$3,041	$75
Currency forwards	$67,862	659	$23,961	310
Equity swaps	$118,488	2,327	$12,904	251
Options other (a)	289,433	31,456	367,441	48,201
Foreign currency options	$283,797	4,987	$32,200	1,040
		$39,618		$49,877
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of December 31,
	2015		2014
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$11,995	$101	$2,213	$33
Currency forwards	$44,156	463	$—	—
Equity and credit default swaps	$7,605	71	$18,352	1,603
Options other (a)	16,632	20,548	22,043	39,694
		$21,183		$41,330
(a) Includes index, equity, commodity future and cash conversion options.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present the gross and net derivative positions and the related offsetting amount, as of December 31, 2015 and 2014.

				Gross amounts not offset in the Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of December 31, 2015
Receivable on derivative contracts, at fair value	$39,618	$—	$39,618	$—	$9,339	$30,279
Payable for derivative contracts, at fair value	21,183	—	21,183	—	534	20,649

As of December 31, 2014
Receivable on derivative contracts, at fair value	49,877	—	49,877	—	2,588	47,289
Payable for derivative contracts, at fair value	41,330	—	41,330	—	1,603	39,727

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(4.6) million, $(0.5) million and $4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in other income in the accompanying consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 19) and exchange traded derivatives, the Company is required to post/receive collateral. As of December 31, 2015 and 2014, collateral consisting of $27.1 million and $5.5 million of cash, respectively, is included in receivable from brokers and payable to brokers on the accompanying consolidated statements of financial condition. As of December 31, 2015 and 2014 all derivative contracts were with multiple major financial institutions.
Other investments
As of December 31, 2015 and 2014, other investments included the following:

	As of December 31,
	2015	2014
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$111,360	$103,466
(2) Real estate investments, at fair value	1,921	2,175
(3) Equity method investments	27,067	61,443
(4) Lehman claims, at fair value	299	380
	$140,647	$167,464

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(1)	Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of December 31, 2015 and 2014, included the following:

	As of December 31,
	2015	2014
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$12,127	$11,935
HealthCare Royalty Partners II (a)(*)	6,006	6,648
Orchard Square Partners Credit Fund LP (b)	4,170	11,532
Starboard Value and Opportunity Fund LP (c)(*)	20,369	21,792
Starboard Partners Fund LP (d)(*)	14,036	14,652
Starboard Leaders Fund LP (e)(*)	1,080	1,367
Formation8 Partners Fund I, L.P. (f)	19,454	11,283
Formation8 Partners Hardware Fund I, L.P. (g)	1,101	—
RCG LV Park Lane LLC (h) (*)	809	642
RCGL 12E13th LLC (i) (*)	609	638
RCG Longview Debt Fund V, L.P. (i) (*)	18,147	12,876
RCG LPP SME Co-Invest, L.P. (j) (*)	2,468	—
Other private investment (k) (*)	6,909	7,324
Other affiliated funds (l)(*)	4,075	2,777
	$111,360	$103,466
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
Real estate investments as of December 31, 2015 and 2014 are carried at fair value and include real estate equity investments held by RCG RE Manager, LLC (“RE Manager”), a real estate operating subsidiary of the Company, of $1.9 million and $2.2 million, respectively.

(3)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC. The operating agreement that governs the management of day-to-day operations and affairs of this entity stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in this entity requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist hedge funds and related managed accounts.
The Company holds a non-controlling financial interest in Starboard Value entities. The independent portfolio managers are responsible for activities which are significant to the overall business and hold the majority of the equity interest. The Starboard Value entities were formed to provide a full range of investment advisory and management services and act as a general partner, investment advisor, and pension advisor or in similar capacity to clients. In accordance with the respective offering documents of the underlying funds, Starboard Value entities are entitled to a fixed percentage of management fee and performance fees. The Company and the Starboard principals reached an agreement in the fourth quarter of 2015 to sell a portion of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals for a gain of $14.4 million which is recorded in Other Income (Loss) in the accompanying Consolidated Statements of Operations and Due From Related Parties in the accompanying Consolidated Statements of Financial Condition. The Company entered into definitive agreements with respect to, and closed, this transaction with an effective date of December 31, 2015. In connection with the transaction, certain service agreements between the Company and Starboard Value were terminated. Starboard Value will also assume certain employees from the Company and will procure certain services directly which were previously provided by the Company. Out of the total sale price, $9.6 million is being financed through the profits of the relevant Starboard entities over a five year period and earns interest at 5% per annum.
During the second quarter of 2014, CBOE SE initiated a plan to wind down its operations and liquidate its assets and liabilities. As a result, the Company determined that the carrying value of its investment in CBOE SE was no longer recoverable and reassessed it for impairment. The Company recognized an impairment loss of $0.8 million, during the second quarter of 2014, which was deemed to be other than temporary. The impairment loss was measured based on the estimated recovery under the liquidation plan submitted to the creditors and the regulators and potential sale to a third party and is included in other income (loss) on the accompanying consolidated statement of operations. The Company recorded no other impairment charges in relation to its equity method investments for the years ended December 31, 2015, 2014 and 2013.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of December 31,
	2015	2014
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$331	$676
RCG Longview Debt Fund V Partners, LLC	4,655	2,684
HealthCare Royalty GP, LLC	989	973
HealthCare Royalty GP II, LLC	1,017	1,125
HealthCare Royalty GP III, LLC	88	62
CBOE Stock Exchange, LLC	—	611
Starboard Value LP	15,769	48,772
RCG Longview Partners, LLC	—	237
RCG Longview Management, LLC	656	1,117
RCG Urban American, LLC	120	422
RCG Urban American Management, LLC	379	379
RCG Longview Equity Management, LLC	114	316
Urban American Real Estate Fund II, LLC	1,211	2,329
RCG Kennedy House, LLC	304	509
Other	1,434	1,231
	$27,067	$61,443
For the year ended December 31, 2014, three equity method investments have met the significance criteria as defined under Regulation S-X Rule 4-08(g) of the SEC guidance. As such, the Company is presenting the following summarized financial information:

	As of December 31,
	2015	2014
	(dollars in thousands)
Assets
Cash	$1,060	$4,595
Performance & management fee receivable	32,638	108,355
Investments in Portfolio Funds, at fair value	18,797	12,403
Other assets	2,327	1,485
Liabilities	10,426	12,632
Equity	$44,396	$114,206

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Revenues	$36,641	$129,203	$41,879
Expenses	(20,658)	(20,362)	(11,602)
Net realized and unrealized gains (losses)	4,258	4,563	1,566
Net Income	$20,241	$113,404	$31,843

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

For the period ended December 31, 2015, equity method investments held by the Company in aggregate have met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized financial information for these significant investees for the years ended December 31, 2015, 2014 and 2013 and such information is as follows.

	As of December 31,
	2015	2014
	(dollars in thousands)
Assets	$118,835	$196,710
Liabilities	21,349	21,303
Equity	$97,486	$175,407

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Revenues	$49,669	$160,224	$78,222
Expenses	(30,516)	(46,575)	(49,340)
Net realized and unrealized gains (losses)	13,221	14,325	18,589
Net Income	$32,374	$127,974	$47,471
As of December 31, 2015 and 2014, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $(3.3) million, $49.1 million, $16.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying consolidated statements of operations.

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
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of December 31, 2015 and 2014, securities sold, not yet purchased, at fair value consisted of the following:

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2015	2014
	(dollars in thousands)
Common stocks	$257,101	$207,815
Corporate bonds (a)	58	60
	$257,159	$207,875

(a)	As of December 31, 2015 and 2014, the maturity was January 2026 with an interest rate of 5.55%.
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

Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $3.1 billion and $472.4 million as of December 31, 2015 and $3.0 billion and $499.2 million as of December 31, 2014, respectively. In addition, the maximum exposure relating to these variable interest entities as of December 31, 2015 was $321.9 million, and as of December 31, 2014 was $260.9 million, all of which is included in other investments, at fair value in the accompanying consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds as of December 31, 2015 and 2014.
Other
On December 22, 2015, the Company, through a wholly owned Luxembourg subsidiary, completed the purchase of the net assets in Hollenfels from a counterparty unrelated to the Company. The purchase price for Hollenfels was $469.8 million. This acquisition was accounted for as an asset acquisition in accordance with US GAAP because upon separation from the transferor, Hollenfels does not meet the definition of a business. The Company intends to provide third party reinsurance coverage through Hollenfels, with a view of building a sustainable premium base slowly, with adequate protections against large loss events as deemed appropriate by the Company's management. (See Note 17).

b.	Consolidated Funds
Securities owned, at fair value
As of December 31, 2015, securities owned, at fair value, of $32.0 million represents various private investments in shares of preferred stock of biotechnology companies held by Cowen Private.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Other investments, at fair value
As of December 31, 2015 and 2014 other investments, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2015	2014
	(dollars in thousands)
(1) Portfolio Funds	$263,818	$188,884
(2) Lehman claims	—	493
	$263,818	$189,377
Investments in Portfolio Funds, at fair value
As of December 31, 2015 and 2014, investments in Portfolio Funds, at fair value, included the following:

	As of December 31,
	2015	2014
	(dollars in thousands)
Investments of Enterprise LP	$111,075	$138,253
Investments of Merger Fund	74,348	50,631
Investments of Quadratic LLC	78,395	—
	$263,818	$188,884
Consolidated portfolio fund investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $111.1 million and $138.3 million in Enterprise Master as of December 31, 2015 and 2014, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $74.3 million and $50.6 million in Merger Master as of December 31, 2015 and 2014, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Consolidated portfolio fund investments of Quadratic Fund LLC
Quadratic LLC operates under a “master-feeder” structure, whereby Quadratic Master Fund Ltd's ("Quadratic Master") shareholders are Quadratic Fund LLC and Quadratic Fund Ltd. The consolidated investments in Portfolio Funds include Quadratic Fund LLC's investment of $78.4 million in Quadratic Master as of December 31, 2015. The Quadratic Master’s investment objective is to achieve attractive, risk-adjusted rates of return through the use of proprietary fundamental global macro and options/swaptions based strategies. Quadratic Master’s strategy is primarily executed via options and swaptions. Quadratic Master will pursue absolute returns in all market environments. Occasionally, Quadratic Master may use dividend swaps, credit default swaps, interest rate swaps, inflation swaps, futures, foreign currency forwards, tranches and other delta one products as a hedge against existing options positions or when the investment manager believes that the payoff possibilities thereof are sufficiently asymmetric as to exhibit option-like qualities. There are no unfunded commitments at Quadratic Fund.

(2)	Lehman Claims, at fair value
With respect to the aforementioned Lehman claims, the Total Net Equity Claim of Enterprise Master based on the value of assets at the time of Lehman's insolvency held directly by Enterprise Master and through Enterprise Master's ownership interest in affiliated funds consisted of $24.3 million. As of December 31, 2015, Enterprise Master has received distributions totaling approximately $37.2 million in respect of its claim. Enterprise Master does not expect to receive any further distributions in respect of its claim.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of December 31, 2015 and 2014, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were no indirect concentrations that exceed 5% of the Company's equity as of December 31, 2015 and 2014.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of December 31, 2015 and 2014:
Securities owned by Enterprise Master, at fair value

	As of December 31,
	2015	2014
	(dollars in thousands)
Bank debt	$—	$20
Common stock	724	1,659
Preferred stock	1,484	576
Private equity	—	587
Restricted stock	124	124
Rights	321	2,802
Trade claims	128	128
	$2,781	$5,896
Receivable/(Payable) on derivative contracts, at fair value, owned by Enterprise Master

	As of December 31,
	2015	2014
Description	(dollars in thousands)
Currency forwards	$(4)	$64
	$(4)	$64

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31,
		2015	2014
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$7,635	$9,090
RCG Longview II, LP*	Real Estate	698	747
RCG Longview Debt Fund IV, LP*	Real Estate	3,577	5,348
RCG Longview, LP*	Real Estate	—	40
RCG Soundview, LLC*	Real Estate	452	452
RCG Urban American Real Estate Fund, L.P.*	Real Estate	312	1,161
RCG International Sarl*	Multi-Strategy	—	2,113
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	81,544	92,405
RCG Energy, LLC *	Energy	1,189	2,294
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	10,515	12,057
Other Real Estate Investments (*)	Real Estate	5,753	10,138
		$111,676	$135,846

*	Affiliates of the Company.
Merger Master
Securities owned by Merger Master, at fair value

	As of December 31,
	2015	2014
	(dollars in thousands)
Common stocks	$157,429	$133,510
Corporate bonds (a)	492	3,383
	$157,921	$136,893

(a)
As of December 31, 2015, the maturity was ranged from June 2024 with interest rate of 5.25%. As of December 31, 2014, maturities ranged from February 2017 to June 2019 and interest rates ranged between 8.50% and 9.75%.

Securities sold, not yet purchased, by Merger Master, at fair value
As of December 31, 2015 and 2014, Merger Master held common stock, sold not yet purchased, of $73.8 million and $39.9 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of December 31,
	2015	2014
Description	(dollars in thousands)
Options	$1,275	$541
Currency forwards	235	—
Equity swaps	1,001	78
	$2,511	$619

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Payable for derivative contracts, at fair value, owned by Merger Master

	As of December 31,
	2015	2014
Description	(dollars in thousands)
Options	$563	$238
Equity swaps	30	58
	$593	$296
Quadratic Master
Receivable on derivative contracts, at fair value, owned by Quadratic Master

As of December 31, 2015
Description	(dollars in thousands)
Options	$9,007
Currency forwards	92
$9,099
As of December 31, 2015, Quadratic Master held options payable for derivative, of $0.2 million.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2015 and 2014:

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$3,016	$—	$—	$3,016
Preferred stock	7,891	4,800	12,872	25,563
Common stocks	505,303	7,527	3,278	516,108
Convertible bonds	—	—	819	819
Corporate bonds	—	47,192	—	47,192
Warrants and rights	487	—	2,572	3,059
Mutual funds	14,477	—	—	14,477
Receivable on derivative contracts, at fair value
Futures	189	—	—	189
Currency forwards	—	659	—	659
Equity swaps	—	2,327	—	2,327
Options	11,895	6,354	18,194	36,443
Other investments
Real estate investments	—	—	1,921	1,921
Lehman claim	—	—	299	299
Consolidated funds
Preferred stock	—	—	32,000	32,000
	$543,258	$68,859	$71,955	$684,072
Percentage of total assets measured at fair value	79.4%	10.1%	10.5%
Portfolio funds measured at net asset value (a)				111,360
Consolidated funds' portfolio funds measured at net asset value (a)				263,818
Equity method investments				27,067
Total investments				$1,086,317

	Liabilities at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$257,101	$—	$—	$257,101
Corporate bonds	—	58	—	58
Payable for derivative contracts, at fair value
Futures	101	—	—	101
Currency forwards	—	463	—	463
Equity and credit default swaps	—	71	—	71
Options	2,354	—	18,194	20,548
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	6,158	6,158
	$259,556	$592	$24,352	$284,500
Percentage of total liabilities measured at fair value	91.2%	0.2%	8.6%

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(a) In accordance with US GAAP, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of financial condition.
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during 2012 and the third and fourth quarter of 2015, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the periods ended August 2016, December 2020, and December 2018, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of December 31, 2015 can range from $0.1 million to $10.0 million.

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
(a) In accordance with US GAAP, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statement of financial condition.
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
The following table includes a rollforward of the amounts for the years ended December 31, 2015 and 2014, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Year Ended December 31, 2015
	Balance at December 31, 2014	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2015	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,517	$—		$(11,322)	(a) (b)	$14,850	$(6,665)	$3,492	$12,872	$217
Common stocks	412	—		—		3,398	(441)	(91)	3,278	90
Convertible bonds	900	—		—		250	—	(331)	819	(331)
Options, asset	36,807	—		—		—	—	(18,613)	18,194	(18,613)
Options, liability	36,807	—		—		—	—	(18,613)	18,194	(18,613)
Warrants and Rights	1,322	—		—		824	(71)	497	2,572	715
Real estate	2,175	—		—		—	(390)	136	1,921	137
Lehman claim	380	—		—		—	—	(81)	299	(81)
Contingent consideration liability	4,083	—		—		3,600	(1,725)	200	6,158	200
Consolidated Funds
Preferred stock	—	7,000	(b)	—		25,000	—	—	32,000	—
Lehman claim	493	—		—		—	(739)	246	—	—

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2014
	Balance at December 31, 2013	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2014	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$324	$—	$(2,000)	(a)	$14,396	$—	$(203)	$12,517	$(203)
Common stocks	3,559	—	(3,150)	(a)	12	(1)	(8)	412	(135)
Convertible bonds	1,950	—	—		—	(200)	(850)	900	(850)
Options, asset	—	—	—		35,710	—	1,097	36,807	1,097
Options, liability	—	—	—		35,710	—	1,097	36,807	1,097
Warrants and Rights, asset	5,805	—	(1,288)	(c)	57	(97)	(3,155)	1,322	(1,415)
Real estate	2,088	—	—		50,000	(50,168)	255	2,175	255
Lehman claim	378	—	—		—	(76)	78	380	79
Contingent consideration liability	6,937	—	—		21	(820)	(2,055)	4,083	—
Consolidated Funds
Lehman claim	4,842	—	—		—	(4,711)	362	493	(3,897)
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying consolidated statements of operations.
(a) The company completed an initial public offering.
(b) The company transferred investments to a consolidated fund.
(c) The investment was converted to equity.
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
During the years ended December 31, 2015 and 2014, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of December 31, 2015 and 2014 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2015	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$2,569	Market/transaction multiples and option pricing method	Volatility Market multiples	34% 1x to 4.75x
Convertible bonds	819	Recovery analysis	Recovery rate	50%
Warrants and rights, net	2,572	Model based	Volatility	18% to 61% (weighted average 43%)
Options	18,194	Option pricing models	Volatility	38%
Other level 3 assets (a)	47,801
Total level 3 assets	71,955
Level 3 Liabilities
Options	18,194	Option pricing models	Volatility	38%
Contingent consideration	6,158	Discounted cash flows	Projected cash flow and discount rate	6.6% - 24.5% (weighted average 16.4%)
Total level 3 liabilities	$24,352

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$12,269	Market multiples and option pricing method	Volatility Market multiples	45% 1x to 6x
Convertible bonds	900	Recovery analysis	Recovery rate	50%
Warrants and rights, net	1,322	Model based	Volatility	20% to 60% (weighted average 34%)
Options	36,807	Option pricing models	Volatility Credit spreads	30% to 40% 500bps - 750 bps
Other level 3 assets (a)	3,708
Total level 3 assets	55,006
Level 3 Liabilities
Options	36,807	Option pricing models	Volatility Credit spreads	30% to 40% 500bps - 750 bps
Contingent consideration	4,083	Discounted cash flows	Projected cash flow and discount rate	9%
Total level 3 liabilities	$40,890

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at December 31, 2015 and 2014, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

	December 31, 2015				December 31, 2014				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$158,485		$158,485		$129,509		$129,509		Level 1
Cash collateral pledged	10,085		10,085		8,306		8,306		Level 2
Securities borrowed	—		—		676,100		660,445		Level 1
Consolidated funds
Cash and cash equivalents	13,934		13,934		501		501		Level 1
Financial Liabilities
Securities loaned	—		—		682,493		661,533		Level 1
Convertible debt	124,777	(a)	144,946	(b)	118,475	(a)	160,713	(b)	Level 2
Notes payable and other debt	70,984		71,945		67,144		69,548		Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $24.7 million and $31.0 million as of December 31, 2015 and 2014.

(b)	The convertible debt include the conversion option and is based on the last broker quote available.
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of December 31, 2015 and 2014, receivable from brokers was $117.8 million and $84.7 million, respectively. Payable to brokers was $131.8 million and $335.8 million as of December 31, 2015 and 2014, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Fixed Assets
As of December 31, 2015 and 2014, fixed assets consisted of the following:

	As of December 31,
	2015	2014
	(dollars in thousands)
Telephone and computer equipment	$6,521	$5,466
Computer software	1,680	1,305
Furniture and fixtures	6,131	5,692
Leasehold improvements	35,215	32,256
Assets acquired under capital leases—equipment	7,637	7,637
	57,184	52,356
Less: Accumulated depreciation and amortization	(29,953)	(25,968)
	$27,231	$26,388
Depreciation and amortization expense related to fixed assets was $6.8 million, $6.6 million and $6.5 million for the years ended December 31, 2015, 2014, and 2013, respectively and are included in depreciation and amortization expense in the accompanying consolidated statements of operations.
Assets acquired under capital leases were $7.6 million and $7.6 million as of December 31, 2015 and 2014, respectively. If the assets acquired under capital leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. The depreciation of assets capitalized under capital leases is included in depreciation and amortization expenses and was $1.5 million, $1.5 million, and $1.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
No impairment charges for goodwill were recognized during the years ended December 31, 2015, and 2013, respectively.
Based on the results of the impairment analysis as of December 31, 2014, the Company did not recognize any impairment relating to the alternative investment reporting unit. However, the Company recognized an impairment charge of $2.3 million for its broker-dealer reporting unit. The impairment charge is due to the securities lending business which the Company decided to wind down during the fourth quarter of 2014. The Company determined that the securities lending business represented a standalone business. After winding it down, the reporting unit will not be able to realize the benefits of the acquired goodwill. Therefore, the Company recognized an impairment charge for the goodwill associated with the securities lending business.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the changes in the Company's goodwill balance, by reporting unit for the years ended December 31, 2015, 2014, and 2013:

	Alternative Investment	Broker- Dealer	Total
	(dollars in thousands)
Beginning balance - December 31, 2013
Goodwill	$30,228	$24,363	$54,591
Accumulated impairment charges	(10,200)	(7,151)	(17,351)
Net	20,028	17,212	37,240

Activity: 2014
Recognized goodwill	—	—	—
Goodwill impairment charges	—	(2,334)	(2,334)

Ending balance: December 31, 2014
Goodwill	30,228	24,363	54,591
Accumulated impairment charges	(10,200)	(9,485)	(19,685)
Net	20,028	14,878	34,906

Activity: 2015
Recognized goodwill	—	23,455	23,455
Goodwill impairment charges	—	—	—

Ending balance: December 31, 2015
Goodwill	30,228	47,818	78,046
Accumulated impairment charges	(10,200)	(9,485)	(19,685)
Net	$20,028	$38,333	$58,361
Intangible assets
Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2015 and 2014. The Company recognized trade name, customer relationships, and customer contracts in connection with the transactions during the prior years. As a result of the Cowen Prime and Cowen Prime Trading acquisitions during the period ended December 31, 2015 (see Note 2) the Company recognized intangible assets in the amount of $19.9 million with expected useful lives ranging from 1 to 14 years with weighted average useful life of 10.31 years.

		December 31, 2015			December 31, 2014
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Investment contracts	5	$3,900	$(3,900)	$—	$3,900	$(3,900)	$—
Trade names	1 - 7.5	9,712	(8,897)	815	9,612	(8,305)	1,307
Customer relationships	3 - 14	29,484	(10,338)	19,146	13,284	(8,936)	4,348
Customer contracts	1.2	800	(800)	—	800	(800)	—
Non compete agreements and covenants with limiting conditions acquired	3 - 5	1,831	(172)	1,659	31	(21)	10
Intellectual property	3 - 10	8,237	(4,194)	4,043	6,437	(3,619)	2,818
		$53,964	$(28,301)	$25,663	$34,064	$(25,581)	$8,483
The Company tests intangible assets for impairment if events or circumstances suggest that the asset groups carrying value may not be fully recoverable. For the year ended December 31, 2015 and 2013, no impairment charge for intangible assets was recognized.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Amortization expense related to intangible assets was $2.7 million, $3.6 million (including impairment charges of $0.9 million related to the broker-dealer segment), and $3.7 million for the years ended December 31, 2015, 2014, and 2013, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. All of the Company's intangible assets have finite lives.
The estimated future amortization expense for the Company's intangible assets as of December 31, 2015 is as follows:

(dollars in thousands)
2016	$4,422
2017	3,955
2018	3,045
2019	2,384
2020	2,236
Thereafter	9,621
$25,663
10. Other Assets
Other assets in Operating Entities are as follows:

	As of December 31,
	2015	2014
	(dollars in thousands)
Deposits	$674	$10,689
Prepaid expenses	7,783	6,340
Tax receivables	2,855	126
Deferred rent asset	341	512
Deferred charges - debt	4,795	5,958
Interest and dividends receivable	2,006	3,484
Loan receivable (a)	8,000	—
Short term bridge loan (b)	38,000	—
Miscellaneous receivables (See Note 2)	2,788	4,400
Other (c)	9,084	2,721
	$76,326	$34,230
(a) As of December 31, 2015, the maturity was August 2017 with interest rate of 12%.
(b) As of December 31, 2015, the maturity was February 2016, was secured by the real estate assets and had an effective annualized interest rate of 8%.
(c) Included in this amount is $4.5 million, due January 2024, with interest rate of 8% for the first five years and 8.5% for the remainder of the term, related to the Company's new commercial reinsurance activities (see Note 5).

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2015	2014
	(dollars in thousands)
Deferred rent obligations (see Note 3(l))	$11,979	$13,142
Deferred income	428	1,033
Equity in RCG Longview Partners II, LLC (see Note 5a(3))	5,969	5,878
Professional fees payable	4,811	3,889
Placement and other fees payable	1,555	3,615
Litigation reserve	1,300	—
Contingent consideration payable (see Note 2)	6,158	4,083
Interest and dividends payable	3,574	3,366
Accrued expenses and accounts payable	15,223	7,846
Accrued tax liabilities	1,236	3,754
	$52,233	$46,606
12. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of December 31,
	2015	2014
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$10,906	$9,619
Consolidated funds	176,005	76,457
	$186,911	$86,076

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$9,503	$10,094	$10,461
Consolidated funds	5,743	5,470	2,732
	$15,246	$15,564	$13,193
13. Other Revenues and Expenses
Upon closing of the sale of the Company's long/short credit business, on December 31, 2014, the company recorded a gain of $4.5 million included in other revenues in the accompanying consolidated statements of operations (See Note 2).
The company adjusted the value of the contingent liability related to the securities lending business by $2.1 million due to the Company's decision during the fourth quarter of 2014 to wind down the operations of the business. This amount is included in other revenues in the accompanying consolidated statements of operations (See Note 2).
During June 2008, the Company sold its fractional share ownership of a business aircraft for a net gain of $0.5 million. In the same month, October LLC, a wholly owned subsidiary of the Company, also sold an aircraft through a sale-leaseback transaction. The Company recognized a deferred net gain of $2.8 million and amortized it over a period of sixty-seven months, the term of the lease. During the year ended December 31, 2013, the amount of the gain recognized in other revenue in the accompanying consolidated statements of operations was $0.5 million. The lease expired on January 31, 2014 and the associated net gain of $2.8 million was fully recognized.
Other expenses, during the years ended December 31, 2015, 2014, and 2013, are primarily the general administrative expenses of the various operating company subsidiaries or the Consolidated Funds.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of December 31, 2015, there were approximately 0.9 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $12.5 million of deferred cash awards to its employees during the year ended December 31, 2015. These awards vest over a four year period and accrue interest between 0.70% to 0.75% per year. As of December 31, 2015, the Company had unrecognized compensation expense related to deferred cash awards of $28.3 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized expense of $21.7 million, $18.3 million, and $17.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The income tax effect recognized for the Equity Plans was a benefit of $5.0 million, $6.0 million and $9.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. However, for the years ended December 31, 2015 and 2013, these benefits were offset by valuation allowance.
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
The following table summarizes the Company's stock option activity for the years ended December 31, 2015 and 2014:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2013	300,006	$7.19	2.4	$41
Options granted	—	—	—	—
Options exercised	(33,334)	3.50	—	—
Options expired	(50,000)	16.27	—	—
Balance outstanding at December 31, 2014	216,672	$5.65	1.60	$87
Options granted	—	—	—	—
Options exercised	(100,002)	3.96	—	—
Options expired	(100,003)	7.49	—	—
Balance outstanding at December 31, 2015	16,667	$4.89	1.10	$—
Options exercisable at December 31, 2014	216,672	$5.65	1.60	$—
Options exercisable at December 31, 2015	16,667	$4.89	1.09	$—

(1)	Based on the Company's closing stock price of $3.83 on December 31, 2015 and $4.80 on December 31, 2014.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015, the Company's stock options were fully expensed.
The following table summarizes the Company's SAR's for the years ended December 31, 2015 and 2014:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2013	400,000	$2.90	4.21	608
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at December 31, 2014	400,000	2.90	3.21	$913
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at December 31, 2015	400,000	$2.90	2.21	$558
SAR's exercisable at December 31, 2015	—	$—	—	$—

(1)	Based on the Company's closing stock price of $3.83 on December 31, 2015 and $4.80 on December 31, 2014.
As of December 31, 2015 and 2014, the unrecognized compensation expense related to the Company's grant of SAR's was $0.1 million and $0.2 million, respectively.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the year ended December 31, 2015:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2013	13,551,544	$3.37
Granted (1)	9,674,496	3.89
Vested	(4,071,120)	3.27
Canceled	—	—
Forfeited	(1,500,338)	3.07
Balance outstanding at December 31, 2014	17,654,582	$3.70
Granted	9,043,604	4.49
Vested	(4,188,289)	3.08
Canceled	—	—
Forfeited	(1,029,533)	3.42
Balance outstanding at December 31, 2015 (1)	21,480,364	$4.17
(1) Performance linked restricted stock units of 1,925,750 were awarded to employees of the Company in December 2013 and January 2014. Of the awards granted, 326,250 have been forfeited through December 31, 2015. The remaining awards, included in the outstanding balance as of December 31, 2015, will vest on June 10, 2019 and will be earned only to the extent that the Company attains specified performance goals relating to its volume-weighted average share price and the aggregate net income for the years from 2014 to 2018. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 100% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of December 31, 2015, there was $60.4 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 1.64 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 157,621 restricted stock units awarded during the year ended December 31, 2015. As of December 31, 2015 there were 497,570 restricted stock units outstanding.
15. Defined Benefit Plan
On December 1, 2005, the Company adopted a defined benefit plan ("Cash Balance Plan") to provide retirement income to all eligible employees of the Company and its subsidiaries in accordance with the terms and conditions in the plan document. As previously stated, the Company made the decision to terminate the Cash Balance Plan effective December 31, 2013. On May 12, 2014 Cowen received a favorable determination letter from the IRS approving the termination of the Cash Balance Plan.  Subsequently, steps were taken to process the distributions based on participant distribution elections by December 15, 2015 and the Company is filing a final Form 5500 for the Plan Year 2014.
The amounts contained in the following table relate to the Company's defined benefit plan(s) for the year ended December 31, 2014:

As of December 31, 2014
(dollars in thousands)
Projected benefit obligation
Benefit obligation at beginning of year	$3,592
Service cost	—
Interest cost	84
Actuarial loss (gain)	(2)
Benefits paid	(3,791)
Curtailments	—
Lump sum settlement	117
Effect of change in currency conversion	—
Benefit obligation at end of year	$—
Change in plan assets
Fair value of plan assets at beginning of year	$4,389
Actual return on plan assets	306
Employer contributions	—
Benefits paid	(3,791)
Transfer to qualified replacement plan	(874)
Expenses paid from the plan	(30)
Fair value of plan assets at the end of year	$—
Funded balance at end of year	$—
Amounts recognized in the consolidated statement of financial condition
Asset	$—
Accumulated benefit obligation	$—

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2014	2013
	(dollars in thousands)
Components of net periodic benefit cost included in employee compensation and benefits
Service cost	$—	$—
Interest cost	84	207
Expected return on plan assets	(299)	(251)
Amortization of loss / (gain)	(205)	—
Amortization of prior service cost	—	21
Effect of settlement	—	(95)
Net periodic benefit cost	$(420)	$(118)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss (gain)	$344	$137
Effect of curtailment	—	(360)
Effect of settlement	—	—
Amortization of loss / (gain)	—	—
Amortization of prior service cost	—	(23)
Total recognized in other comprehensive income (loss)	$344	$(246)
Total recognized in net periodic benefit cost and other comprehensive loss	$(76)	$(364)
Amounts recognized in accumulated other comprehensive loss
Net gain (loss)	$—	$344
Prior service cost	—	—
Effect of change in currency conversion	—	—
Total recognized in accumulated other comprehensive income (loss)	$—	$344
Estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year
Prior service cost	$—	$—
Net gain (loss)	$—	$—
The assumed long term rate of return on the Cash Balance Plan assets was 6% as of December 31, 2014 and 2013. The Company's approach in determining the long-term rate of return for plan assets is based upon historical financial market relationships that have existed over time with the presumption that this trend will generally remain constant in the future.
All assets in the Cash Balance Plan as of December 31, 2014 were distributed or transferred out.
16. Defined Contribution Plans
The Company sponsors a Retirement and Savings Plan which is a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the "401k Plans"). All full-time employees of the Company can contribute on a tax deferred basis to the 401k Plans up to federal contribution limits or up to 100% of their annual compensation, subject to certain limitations. The Company provides matching contributions for certain employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401k Plans. For the year ended December 31, 2015, the Company's contributions to the Plans were $0.3 million. The Company did not contribute to the Plans during the year ended December 31, 2014.
17. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand‑alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries with tax filing obligations are the United Kingdom, Luxembourg, and Hong Kong.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's income tax expense for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Current tax expense/(benefit)
Federal	$(635)	$2,247	$—
State and local	313	573	241
Foreign	348	341	188
Total	$26	$3,161	$429
Deferred tax expense/(benefit)
Federal	$(37,979)	$(99,284)	$—
State and local	(7,420)	(28,825)	—
Foreign	(2,123)	4	28
Total	(47,522)	(128,105)	28
Total Tax expense/(benefit)	$(47,496)	$(124,944)	$457
Consolidated U.S. income/(loss) before income taxes was $8.0 million in 2015, $56.7 million in 2014, and $11.9 million in 2013. The corresponding amounts for non-U.S.-based income/(loss) were $3.5 million in 2015, $1.1 million in 2014, and $6.4 million in 2013.
The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Year ended December 31,
	2015	2014	2013
Pre-tax loss at U.S. statutory rate	35.0%	35.0%	35.0%
Stock compensation	—	—	12.6
Deferred asset recognition	(323.8)	—	—
Change in valuation allowance	—	(252.7)	(27.2)
Impact of change in NY tax law	(27.9)	—	—
State and foreign tax	(39.6)	5.8	—
Minority interest reversal	(46.5)	(9.4)	(25.2)
Other, net	(11.0)	5.3	7.3
Total	(413.8)%	(216.0)%	2.5%
As of December 31, 2015, the Company has net income taxes receivable of approximately $1.8 million representing Federal and state tax overpayments, which is included in other assets on the accompanying consolidated statements of financial condition. The Company also has foreign income taxes payable of $1.1 million, which is included in other liabilities on the accompanying consolidated statements of financial condition.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Net operating loss	$110,904	$94,628
Deferred compensation	65,162	56,069
Goodwill	7,009	8,434
Fixed assets	2,003	—
Tax credits	1,630	2,668
Acquired lease liability	4,843	5,164
Other	2,317	2,394
Total deferred tax assets	193,868	169,357
Valuation allowance	—	(2,263)
Deferred tax assets, net of valuation allowance	193,868	167,094
Deferred tax liabilities
Basis difference on investments	(15,352)	(15,352)
Unrealized gains on investments	(34,613)	(21,739)
Intangible assets	(296)	(537)
Other	(47)	(66)
Total deferred tax liabilities	(50,308)	(37,694)
Deferred tax assets/(liabilities), net	$143,560	$129,400
Deferred tax assets, net of valuation allowance, are reported in other assets in the accompanying consolidated statements of financial condition. In addition to the deferred tax balances in the table above, the Company records balances related to its operating losses in Luxembourg, which are discussed below.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. The Company recorded no valuation allowance against its deferred tax assets of $193.9 million as of December 31, 2015 and approximately $2.3 million against its deferred tax assets of $169.4 million as of December 31, 2014. Separately, the Company has deferred tax liabilities of $50.3 million as of December 31, 2015, and $37.7 million as of December 31, 2014.
In December 2015, the Company recorded a deferred tax benefit of $37.2 million, representing the deferred tax benefits generated by a local subsidiary upon the acquisition of Hollenfels. Hollenfels had deferred tax liabilities at the time of its acquisition and upon its purchase, pursuant to an Advance Tax Agreement, the local subsidiary generated deferred tax assets that fully offset these liabilities, resulting in the recognition of this deferred tax benefit.
The deferred tax benefit of $47.5 million in December 31, 2015 was derived by the deferred tax benefit described above by the reversal of temporary items during the course of normal operations. The deferred tax benefit of $128.1 million recorded in December 31, 2014, predominantly represented the release of valuation allowance due to the anticipation of future profits. For the year ended December 31, 2013, the deferred tax expense recorded by the Company was immaterial.
The Company has the following net operating loss carryforwards at December 31, 2015:

	Federal	New York State	New York City	Hong Kong
Jurisdiction:
Net operating loss (in millions)	$264	$84	$123	$13
Year of expiration	2033	2033	2033	Indefinite
In addition to the net operating loss carryforwards in the table above, the Company also has net operating loss carryforwards in Luxembourg. These loss carryforwards are only accessible to the extent of taxable income generated by the Luxembourg reinsurance companies, including any deferred income that will be generated in the future. Consequently, the

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Company recorded a deferred tax asset of $75.3 million, net of deferred tax liabilities of $351.0 million in connection with future taxable income, and an offsetting valuation allowance of $75.3 million against its Luxembourg net operating loss carryforwards that are in excess of such taxable income. The increase in deferred tax liabilities and corresponding reduction in the valuation allowance was caused by the acquisition of Hollenfels, as described above.
As a result of an acquisition of a subsidiary with net operating loss carryovers in June 2011, a portion of the Company’s deferred tax assets, are subject to an annual limitation under Section 382 of the Internal Revenue Code (“Section 382”). The deduction limitation is approximately $6.7 million annually and applies to approximately $64 million of net operating losses. The Company is not expected to lose any deferred tax assets as a result of these limitations.
The Company adopted the accounting guidance for accounting for uncertainty in income taxes as which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Company does not have any uncertain tax positions recorded for the years ended December 31, 2015, 2014, and 2013. Further, the Company did not record any additions to its unrecognized tax benefit balances as a result of current or prior year tax positions or reductions due to expired statute of limitations during the years ended December 31, 2015, 2014, and 2013.
The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. Currently, the Company is under audit by New York State for 2010 to 2012 tax years. Management is not expecting a material tax liability from this audit.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.0 million and $1.1 million as of December 31, 2015 and 2014, respectively, and the tax liability that would arise if these earnings were remitted is approximately $0.1 million and $0.2 million, respectively.
18. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $18.5 million, $16.8 million, and $15.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.
As of December 31, 2015, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2016	$2,502	$15,850	$19,386
2017	2,301	7,255	15,615
2018	2,221	4,126	15,620
2019	813	1,401	14,821
2020	—	—	14,814
Thereafter	—	—	32,250
	$7,837	$28,632	$112,506

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 19 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $2.3 million, $1.8 million and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate fund's with a potential clawback obligation is currently in a winding-up

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both December 31, 2015 and 2014, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of December 31, 2015, the Company had unfunded commitments of $5.6 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.4 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through December 31, 2015, the Company has funded $36.0 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of December 31, 2015, has funded $0.9 million towards this commitment. As of December 31, 2015, the Company has an unfunded commitment to Formation8 Partners Fund I, L.P. of $0.9 million. The remaining capital commitment is expected to be called over a one year period. As of December 31, 2015, the Company has an unfunded commitment to Formation8 Partners Hardware Fund I, L.P. of $1.4 million. The remaining capital commitment is expected to be called over a one year period. As of December 31, 2015, the Company has an unfunded commitment to Lagunita Biosciences, LLC of $4.0 million. The remaining capital commitment is expected to be called over a three-year period.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company intends to vigorously defend against this lawsuit. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint. On September 25, 2015, the Company filed its motion for partial summary judgment to dismiss certain of EIG’s claims relating to Dahlman Rose’s alleged copyright infringement. We expect the Company’s motion to be heard in the first or second quarter of 2016, but we cannot predict when the Court will issue a decision. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position. The case could have a material effect on the Company’s results of operations in a future period.
19. Convertible Debt and Notes Payable
As of December 31, 2015 and 2014, the Company's outstanding debt was as follows:

	As of December 31,
	2015	2014
	(dollars in thousands)
Convertible debt	$124,777	$118,475
Note Payable	63,250	63,250
Revolver	5,000	—
Capital lease obligations	2,734	3,894
	$195,761	$185,619
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
The Company recorded interest expense of $4.5 million and $3.6 million for the years ended December 31, 2015 and 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying consolidated statements of operations is $6.3 million and $4.7 million for the years ended December 31, 2015 and 2014, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in other assets in the accompanying consolidated statements of financial condition, and will be amortized over the life of the Convertible Notes. As of December 31, 2015, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $5.2 million for the year ended December 31, 2015. The Company capitalized debt issuance costs of approximately $2.9 million which are included in other assets in the accompanying consolidated statements of financial condition and will be amortized over the life of the 2021 Notes. As of December 31, 2015, the Company was in compliance with all covenants included in the indenture governing the 2021 Notes.
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. The Company has drawn $5 million under this facility as of December 31, 2015. Interest accrues on borrowed funds at LIBOR plus 3.0% and interest accrues on the undrawn facility amount at LIBOR plus 0.38%. The revolver matures in August 2016. The Company is required to comply with certain financial covenants for which the Company was in compliance with through December 31, 2015. Interest expense for the year ended December 31, 2015 was $0.2 million.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of December 31, 2015, the remaining balance on these capital leases was $2.7 million. Interest expense was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of December 31, 2015, is as follows:

	Convertible Debt	Note Payable	Revolver	Capital Lease Obligation
	(dollars in thousands)
2016	$4,485	$5,218	$5,000	$1,025
2017	4,485	5,218	—	938
2018	4,485	5,218	—	938
2019	151,743	5,218	—	78
2020	—	5,218	—	—
Thereafter	—	68,468	—	—
Subtotal	165,198	94,558	5,000	2,979
Less: Amount representing interest (a)	(40,421)	(31,308)	—	(245)
Total	$124,777	$63,250	$5,000	$2,734

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Letters of Credit
As of December 31, 2015, the Company has the following eight irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$710	January 2016
New York	$1,000	February 2016
Boston	$382	March 2016
New York	$355	May 2016
New York	$1,861	May 2016
New York	$794	October 2016
New York	$3,373	October 2016
New York	$1,600	November 2016
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2015 and 2014, there were no amounts due related to these letters of credit.
20. Stockholder's Equity
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.4 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. During the year ended December 31, 2015 the Company declared and accrued a cash dividend of $4.1 million.
Each share of Series A Convertible Preferred Stock is non-voting and has a liquidity preference over the Company's Class A common stock and ranks senior to all classes or series of the Company's Class A common stock, but junior to all of the Company's existing and future indebtedness with respect to divided rights and rights upon the Company's involuntary liquidation, dissolution or winding down.
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of our Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate is 152.2476 shares (which equates to $6.57 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company’s Class A common stock, cash or a combination thereof, at the Company’s election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company’s Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as a dividends to the Company's Class A common shareholders or a share split or combination.
In connection with the issuance and sale of the Series A Convertible Preferred Stock, the Company entered into a privately negotiated capped call option transaction (the “Capped Call Option Transaction”) with Nomura Global Financial Products Inc. (the “option counterparty”) for $15.9 million. The Capped Call Option Transaction is expected generally to reduce the potential dilution to the Company’s Class A common stock (if the Company elects to convert to common shares) and/or offset any cash payments that the Company is required to make upon conversion of any Series A Convertible Preferred Stock. The Capped Call Option Transaction has an initial effective strike price of $6.57 per share, which matches the initial conversion price of the Series A Convertible Preferred Stock, and a cap price of $8.39 per share. However, to the extent that the market price of Class A common stock, as measured under the terms of the Capped Call Option Transaction, exceeds the cap price thereof, there would nevertheless be dilution and/or such cash payments would not be offset. As the Capped Call Option Transaction is a free standing derivative that is indexed to the Company's own stock price and the Company controls if it is settled in cash or stock it qualifies for equity classification as a reduction to additional paid in capital.
Treasury Stock
Treasury stock of $137.4 million as of December 31, 2015, compared to $79.8 million as of December 31, 2014, resulted from $8.9 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions and $48.7 million purchased in connection with a share repurchase program.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following represents the activity relating to the treasury stock held by the Company during the years ended December 31, 2015:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2014	23,507,656	$79,771	$3.39
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	1,654,331	8,907	5.38
Purchase of treasury stock	9,353,747	48,678	5.20
Balance outstanding at December 31, 2015	34,515,734	$137,356	$3.98
21. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments and net gain (loss) and amortization of prior service costs related to the Company's defined benefit plans.

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at January 1, 2013	$258	$98	$356
Net change	(10)	246	236
Balance at December 31, 2013	248	344	592
Net change	(231)	(344)	(575)
Balance at December 31, 2014	$17	$—	$17
Net change	(17)	—	(17)
Balance at December 31, 2015	$—	$—	$—
(a) During the periods presented, the Company did not have material reclassifications out of other comprehensive income.
22. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of December 31, 2015, there were 105,604,658 shares outstanding. The Company has included 497,570 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants (see Note 5(a)), unexercised stock options, unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding warrants were not included in the computation of diluted net income (loss) per common share for the years ended December 31, 2015, 2014 and 2013, respectively, as their inclusion would have been anti-dilutive. The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands, except per share data)
Net income (loss)	$58,975	$182,780	$17,840
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	15,246	15,564	13,193
Net income (loss) attributable to Cowen Group, Inc.	43,729	167,216	4,647
Preferred stock dividends	4,075	—	—
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$39,654	$167,216	4,647

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	110,090	114,926	116,703
Stock options	13	—	—
Performance based restricted stock	263	—	—
Stock appreciation rights	140	60	306
Restricted stock	5,668	4,500	4,108
Weighted average shares used in diluted computation	116,174	119,486	121,117
Earnings (loss) per share:
Basic	$0.36	$1.45	$0.04
Diluted	$0.34	$1.40	$0.04
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
The following tables set forth operating results for the Company's alternative investment and broker-dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$222,781	$222,781	$—	$—		$222,781
Brokerage	—	160,436	160,436	—	(2,714)	(e)	157,722
Management fees	68,989	1,026	70,015	(1,307)	(26,802)	(a)	41,906
Incentive income	(1,544)	—	(1,544)	(736)	3,746	(a)	1,466
Investment Income	49,244	13,352	62,596	—	(62,596)	(c)	—
Interest and dividends	—	—	—	—	13,796	(c)(e)	13,796
Reimbursement from affiliates	—	—	—	(190)	21,747	(f)	21,557
Other revenue	14,492	890	15,382	—	(11,656)	(c)	3,726
Consolidated Funds revenues	—	—	—	1,613	—		1,613
Total revenues	131,181	398,485	529,666	(620)	(64,479)		464,567
Expenses
Non interest expense	107,291	362,463	469,754	—	6,090	(c)(d)	475,844
Interest and dividends	11,839	4,745	16,584	—	9,636	(c)(e)	26,220
Consolidated Funds expenses	—	—	—	2,310	—		2,310
Total expenses	119,130	367,208	486,338	2,310	15,726		504,374
Total other income (loss)	—	—	—	8,781	42,505	(c)	51,286
Income taxes expense / (benefit)	—	—	—	—	(47,496)	(b)	(47,496)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(8,796)	—	(8,796)	(5,851)	(599)		(15,246)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$3,255	$31,277	$34,532	$—	$9,197		$43,729

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2014
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$170,506	$170,506	$—	$—		$170,506
Brokerage	55	146,192	146,247	—	(6,115)	(e)	140,132
Management fees	64,774	—	64,774	(963)	(23,184)	(a)	40,627
Incentive income	45,708	—	45,708	(281)	(42,642)	(a)	2,785
Investment Income	45,193	20,022	65,215	—	(65,215)	(c)	—
Interest and dividends	—	—	—	—	48,870	(c)(e)	48,870
Reimbursement from affiliates	—	—	—	(342)	12,837	(f)	12,495
Other revenue	4,645	523	5,168	—	4,278	(c)	9,446
Consolidated Funds revenues	—	—	—	2,915	—		2,915
Total revenues	160,375	337,243	497,618	1,329	(71,171)		427,776
Expenses
Non interest expense	115,601	320,261	435,862	—	7,609	(c)(d)	443,471
Goodwill impairment	—	—	—	—	2,334	(g)	2,334
Interest and dividends	7,804	1,994	9,798	—	32,954	(c)(e)	42,752
Consolidated Funds expenses	—	—	—	1,634	—		1,634
Total expenses	123,405	322,255	445,660	1,634	42,897		490,191
Total other income (loss)	—	—	—	5,775	114,476	(c)	120,251
Income taxes expense / (benefit)	—	—	—	—	(124,944)	(b)	(124,944)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(7,802)	—	(7,802)	(5,470)	(2,292)		(15,564)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$29,168	$14,988	$44,156	$—	$123,060		$167,216

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
For the years ended December 31, 2015 and 2014, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

24. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution, Cowen Prime and Cowen Prime Trading are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2015, Cowen and Company had total net capital of approximately $50.8 million, which was approximately $49.8 million in excess of its minimum net capital requirement of $1.0 million. As of December 31, 2015, ATM Execution had total net capital of approximately $4.1 million, which was approximately $3.8 million in excess of its minimum net capital requirement of $250,000. As of December 31, 2015, Cowen Prime had total net capital of approximately $17.9 million, which was approximately $17.6 million in excess of its minimum net capital requirement of $250,000. Cowen Prime Trading had total net capital of approximately $3.6 million, which was approximately $3.3 million in excess of its minimum net capital requirement of $250,000.
Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading claim exemption from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of broker-dealers (“PAB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading and the clearing brokers, which require, among other things, that the clearing brokers performs computations for PAB and segregates certain balances on behalf of Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading, if applicable.
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of December 31, 2015, Ramius UK's Financial Resources of $0.28 million exceeded its minimum requirement of $0.05 million by $0.23 million. As of December 31, 2015, CIL's Financial Resources of $3.2 million exceeded its minimum requirement of $2.1 million by $1.1 million.
During the second quarter of 2015, the Company decided to cease regulated activities carried out by Cowen and Company (Asia) Limited (“Cowen Asia”).  On November 27, 2015, the Securities and Futures Commission (“SFC”) of Hong Kong revoked the license.  As of December 31, 2015, Cowen Asia was no longer subject to the financial resources requirements of the SFC in Hong Kong.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are subject to minimum net capital requirements as required by relevant European Commission directives and local regulatory rules in Luxembourg. As of December 31, 2015, Vianden and Hollenfels had total regulatory capital of approximately $64.0 million and $77.4 million, respectively, which was approximately $58.2 million and $73.4 million in excess of the total minimum net capital requirement of $6.6 million and $4.0 million, respectively.

Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately$0.3 million as of December 31, 2015. RCG Insurance Company’s capital and surplus as of December 31, 2015 totaled approximately $22 million.

25. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of December 31, 2015 and 2014, $6.3 million and $5.1 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. The Company reimbursed the funds it manages an immaterial amount for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, the Company reimbursed the funds it manages $0.7 million and $1.7 million, which were recorded net in management fees and incentive income in the accompanying consolidated statements of operations. As of December 31, 2015 and 2014, related amounts still payable were $0.1 million and $0.1 million, respectively, and were reflected in fees payable in the accompanying consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying consolidated statements of financial condition. As of December 31, 2015 and 2014, loans to employees (which do not include loans to any executive officers) of $5.5 million and $6.1 million, respectively, were included in due from related parties on the accompanying consolidated statements of financial condition. Of these amounts $1.2 million and $3.9 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $3.2 million, $4.4 million, and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. This expense is included in employee compensation and benefits in the accompanying consolidated statement of operations. For the years ended December 31, 2015, and 2014, the interest income was insignificant for all loans and advances. The remaining balance included in due from related parties primarily relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Included in due to related parties is approximately $0.3 million and $0.5 million as of December 31, 2015 and December 31, 2014, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
During March 2015, the Company issued a $15.0 million unsecured loan to its real estate business with maturity of June 29, 2015 and an effective annualized interest rate of 8.8%. This balance was fully repaid to the Company during June 2015. The interest income for the year ended December 31, 2015 was $0.3 million.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of December 31, 2015 and 2014, such investments aggregated $21.3 million and $15.1 million, respectively, were included in redeemable non-controlling interests on the accompanying consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $10.4 million and $10.6 million for the years ended December 31, 2015 and 2014, respectively.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of December 31, 2015 and 2014. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
27. Subsequent Events
On February 23, 2016, the Company's Board of Directors approved a $7.0 million increase in the Company's share repurchase program (see Note 20) bringing the total remaining shares available for repurchase to $25.0 million.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental Financial Information
The following table presents unaudited quarterly results of operations for 2015 and 2014. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.
Cowen Group, Inc.
Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands)
Total revenues	$121,094	$119,608	$113,254	$110,611
Net Income (loss) before income taxes	26,365	13,978	(11,083)	(17,781)
Income tax expense (benefit)	6,947	3,346	(5,081)	(52,708)
Net income (loss) from continuing operations	19,418	10,632	(6,002)	34,927
Net Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	2,720	3,916	4,344	4,266
Net income (loss) attributable to Cowen Group, Inc.	$16,698	$6,716	$(10,346)	$30,661
Preferred stock dividends	—	755	1,603	1,717
Net income (loss) attributable to Cowen Group, Inc. common stockholders	16,698	5,961	(11,949)	28,944
Earnings (loss) per share:
Basic	$0.15	$0.05	$(0.11)	$0.27
Diluted	$0.14	$0.05	$(0.11)	$0.26
Weighted average number of common shares:
Basic	112,053	111,915	109,191	107,236
Diluted	118,590	118,226	109,191	112,730

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands)
Total revenues	$106,677	$92,902	$107,101	$121,096
Net Income (loss) before income taxes	14,106	13,644	10,670	19,416
Income tax expense (benefit)	79	46	141	(125,210)
Net income (loss) from continuing operations	14,027	13,598	10,529	144,626
Net Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	4,187	5,216	4,006	2,155
Net income (loss) attributable to Cowen Group, Inc. stockholders	$9,840	$8,382	$6,523	$142,471
Earnings (loss) per share:
Basic	$0.09	$0.07	$0.06	$1.26
Diluted	$0.08	$0.07	$0.05	$1.21
Weighted average number of common shares:
Basic	115,680	115,569	114,969	113,492
Diluted	122,898	120,199	118,801	118,222

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
Date:	February 29, 2016	Title:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. COHEN	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Peter A. Cohen		February 29, 2016

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		February 29, 2016

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	February 29, 2016

/s/ STEVEN KOTLER
Steven Kotler	Director	February 29, 2016

/s/ JEROME S. MARKOWITZ
Jerome S. Markowitz	Director	February 29, 2016

/s/ JACK H. NUSBAUM
Jack H. Nusbaum	Director	February 29, 2016

/s/ JEFFREY M. SOLOMON
Jeffrey M. Solomon	Director	February 29, 2016

/s/ JOSEPH R. WRIGHT
Joseph R. Wright	Director	February 29, 2016

Exhibit No.	Description
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

3.1	Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Amended and Restated By-Laws of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.4	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
4.1	Form of Class A Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
4.2	Indenture, dated March 10, 2014 by and between Cowen Group, Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to Form 8-K filed on March 11, 2014).
4.3	First Supplemental Indenture by and between Cowen Group, Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to the Form 10-Q filed May 8, 2014).
4.4	Senior Notes Indenture dated October 10, 2014, by and between Cowen Group, Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.1 to Form 8-K filed on October 10, 2014).
4.5	First Supplemental Indenture dated October 10, 2014, by and between Cowen Group, Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.2 to Form 8-K filed on October 10, 2014).
4.6	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
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

10.3
Indemnification Agreement, dated as of July 11, 2006, by and among Société Générale, SG Americas Securities Holdings, Cowen and Company, LLC and Cowen Holdings, Inc. (f/k/a Cowen Group, Inc.) (previously filed as Exhibit 10.18 to Amendment No. 2 to Form S-1 filed on December 14, 2009).

10.4	Cowen Group, Inc. 2006 Equity and Incentive Plan (previously filed as Exhibit 10.20 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.5	Cowen Group, Inc. 2007 Equity and Incentive plan (previously filed as Exhibit 10.21 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.6	Form of RSU Award Agreement. (previously filed as Exhibit 10.23 to the Form 10-K filed on March 25, 2010).*
10.7
Cowen Group, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Group, Inc., on Schedule 14A for the year ended December 31, 2009, as filed on April 30, 2010).*

10.8	Form of Equity Award Agreement (previously filed as Exhibit 10.2 to the Form 8-K filed on June 10, 2010).*
10.9
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

10.10	Form of Restricted Stock Unit and Deferred Cash Award Agreement (previously filed as Exhibit 10.18 to the Form 10-K filed on March 9, 2012).*

E- 1

Exhibit No.	Description
10.11	Employment Agreement, dated as of May 31, 2012, by and between Cowen Group, Inc. and Jeffrey Solomon (previously filed as Exhibit 10.1 to the Form 8-K filed June 1, 2012).*
10.12	Employment Agreement, dated as of August 2, 2012, by and between Cowen Group, Inc. and Stephen Lasota (previously filed as Exhibit 10.1 to the Form 8-K filed August 3, 2012).*
10.13	Employment Agreement, dated as of August 2, 2012, by and between Cowen Group, Inc. and Owen Littman (previously filed as Exhibit 10.2 to the Form 8-K filed August 3, 2012).*
10.14	Form of Stock Appreciation Right Award Agreement (previously filed as Exhibit 10.16 to the Form 10-K filed March 7, 2013).*
10.15
Convertible note hedge transaction confirmation, dated as of March 4, 2014, by and between Cowen Group, Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.1 to Form 8-K filed on March 10, 2014).

10.16
Amendment to convertible note hedge transaction, dated as of March 5, 2014, by and between Cowen Group, Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.2 to Form 8-K filed on March 10, 2014).

10.17
Warrant transaction confirmation, dated as of March 4, 2014, by and between Cowen Group, Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.3 to Form 8-K filed on March 10, 2014).

10.18
Additional Warrant transaction confirmation, dated as of March 5, 2014, by and between Cowen Group, Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.4 to Form 8-K filed on March 10, 2014).

10.19	Letter Amendment between Cowen Group, Inc. and Peter Cohen dated June 2, 2014 (previously filed as Exhibit 10.1 to Form 8-K filed on June 4, 2014).*
10.20	Amendment to the Employment Agreement between the Company and Stephen Lasota dated April 24, 2015 (previously filed as Exhibit 10.1 to Form 8-K filed April 27, 2015).*
10.21	Amendment to the Employment Agreement between the Company and John Holmes dated April 24, 2015 (previously filed as Exhibit 10.1 to Form 8-K filed April 27, 2015).*
10.22	Amendment to the Employment Agreement between the Company and Owen Littman dated April 24, 2015 (previously filed as Exhibit 10.1 to Form 8-K filed April 27, 2015).*
10.23	Initial capped call confirmation, dated as of May 13, 2015, by and between Nomura Global Financial Products Inc. and the Company (previously filed as Exhibit 10.1 to Form 8-K filed May 20, 2015).
10.24	Additional capped call confirmation, dated as of May 19, 2015, by and between Nomura Global Financial Products Inc. and the Company (previously filed as Exhibit 10.1 to Form 8-K filed May 20, 2015).
10.25	Revolving Credit Agreement dated August 3, 2015 (previously filed as Exhibit 10.1 to the Form 8-K filed August 4, 2015).
12.1	Calculation of Ratio of Earnings to Total Fixed Charges (filed herewith).
21.1	Subsidiaries of Cowen Group, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Signifies management contract or compensatory plan or arrangement.

E- 2