Form 10-K/A
period 2015-12-31
COWEN GROUP, INC.
filed 2016-04-29
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $664,131,808.

As of April 26, 2016 there were 106,188,233 shares of the registrant’s common stock outstanding.

Explanatory Note

Cowen Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”) to provide additional information required by Part III, because the definitive proxy statement for our 2016 Annual Meeting of Stockholders will not be filed within 120 days after the end of our 2015 fiscal year. This Amendment No. 2 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

The number of directors currently serving on our Board of Directors is eight. The members of our Board of Directors are elected to serve a one-year term.

Each nominee to our Board of Directors brings unique capabilities to the Board. The Board believes that the nominees as a group have the experience and skills in areas such as business management, strategic development, corporate governance, leadership development, asset management, investment banking, finance and risk management and other relevant experience required to build a Board that is effective and responsive to the needs of the Company. In addition, the Board believes that each of our directors possesses sound judgment, integrity, high standards of ethics and a commitment to representing the long-term interests of our stockholders.

Set forth below is biographical information for each of the nominees for election as director. All ages are as of April 26, 2016.

Peter A. Cohen. Age 69. Mr. Cohen serves as Chairman of the Company’s Board of Directors and Chief Executive Officer of Cowen Group and serves as a member of the Management and Operating Committees of Cowen Group since November 2009. Mr. Cohen is a founding principal of the entity that owned the Ramius business prior to the combination of Ramius and Cowen Holdings, Inc., or Cowen Holdings, in November 2009. From November 1992 to May 1994, Mr. Cohen was Vice Chairman and a director of Republic New York Corporation, as well as a member of its Executive Management Committee. Mr. Cohen was also Chairman of Republic’s subsidiary, Republic New York Securities Corporation. Mr. Cohen was Chairman of the Board and Chief Executive Officer of Shearson Lehman Brothers from 1983 to 1990. Over his career, Mr. Cohen has served on a number of corporate, industry and philanthropic boards, including the New York Stock Exchange, The Federal Reserve International Capital Markets Advisory Committee, The Depository Trust Company, The American Express Company, Olivetti SpA, Telecom Italia SpA, Kroll Inc. He also served as a Director for U.S defense contractors, Titan International, GRC Inc. and L-3 Communications. He is presently a Trustee of Mount Sinai Medical Center, Vice Chairman and Lead Director of the Board of Directors of Scientific Games Corporation, a member of the Board of Directors of Tempus Applied Solutions Holdings, Inc. and a director of Safe Auto Insurance. Mr. Cohen provides the Board with extensive experience as a senior leader of large and diverse financial institutions, and, as Chief Executive Officer, he is able to provide in-depth knowledge of the Company’s business and affairs, management’s perspective on those matters and an avenue of communication between the Board and senior management.

Katherine E. Dietze. Age 58. Ms. Dietze was appointed to our Board in June 2011 upon the completion of Cowen Group’s acquisition of LaBranche & Co., Inc., or LaBranche. Ms. Dietze was a member of LaBranche’s Board of Directors since January 2007. Ms. Dietze spent over 20 years in the financial services industry prior to her retirement in 2005. From 2003 to 2005, Ms. Dietze was Global Chief Operating Officer for the Investment Banking Division of Credit Suisse First Boston. From 1996 to 2003, she was a Managing Director in Credit Suisse First Boston’s Telecommunications Group. Prior to that, Ms. Dietze was a Managing Director and Co-Head of the Telecommunications Group in Salomon Brothers Inc’s Investment Banking Division. Ms. Dietze began her career at Merrill Lynch Money Markets after which she moved to Salomon Brothers Inc to work on money market products and later became a member of the Investment Banking Division. Ms. Dietze is a director, a member of the Governance Committee and Chair of the Finance Committee of Matthews International Corporation (MATW), a

designer, manufacturer and marketer of memorialization products and brand solutions. Ms. Dietze is also a member of the Board of Trustees of Liberty Property Trust (LPT), a self-administered and self-managed Maryland real estate investment trust, which provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial & office properties. At LPT, she serves on the Audit Committee and is Head of the Governance Committee. Ms. Dietze holds a B.A. from Brown University and an M.B.A. from Columbia Graduate School of Business. Ms. Dietze provides the Board with extensive experience in Investment Banking management and corporate governance expertise as a public company director.

Steven Kotler. Age 69. Mr. Kotler was elected to our Board on June 7, 2010. Mr. Kotler currently serves as Vice Chairman of the private equity firm Gilbert Global Equity Partners, which he joined in 2000. Prior to joining Gilbert Global, Mr. Kotler, for 25 years, was with the investment banking firm of Schroder & Co. and its predecessor firm, Wertheim & Co., where he served in various executive capacities including President & Chief Executive Officer, and Group Managing Director and Global Head of Investment and Merchant Banking. Mr. Kotler is a director of CPM Holdings, an international agricultural process equipment company; Co-Chairman of Birch Grove Capital, an asset management firm; and a Capital Partner of The Archstone Partnerships. Mr. Kotler is a member of the Council on Foreign Relations; and, from 1999-2002, was Council President of The Woodrow Wilson International Center for Scholars. Mr. Kotler has previously served as a Governor of the American Stock Exchange, The New York City Partnership and Chamber of Commerce’s Infrastructure and Housing Task Force, The Board of Trustees of Columbia Preparatory School; and, the Board of Overseers of the California Institute of the Arts. Mr. Kotler also previously served as a director of Cowen Holdings from September 2006 until June 2007. Mr. Kotler provides the Board with extensive experience in leading an international financial institution and expertise in private equity.

Jerome S. Markowitz. Age 76. Mr. Markowitz is our Lead Independent Director and has served as a member of our Board since November 2009. Mr. Markowitz was a Senior Partner at Conifer Securities LLC, a boutique servicing the operational needs of investment managers, from 2006 through May 2011. From 1998 to 2006, Mr. Markowitz was actively involved in managing a private investment portfolio. Prior to 1998, Mr. Markowitz was Managing Director and a member of the executive committee at Montgomery Securities and was responsible for starting their private client, high yield, equity derivatives and prime brokerage divisions. Prior to joining Montgomery, Mr. Markowitz was a Managing Director of L.F. Rothschild’s Institutional Equity Department. Mr. Markowitz is a director and serves on the investment committee of Market Axess Inc., and also formerly served on the advisory board of Thomas Weisel Partners Group, Inc. Mr. Markowitz provides the Board with extensive experience in asset management and investment banking, as well as experience as a public company director.

Jack H. Nusbaum. Age 75. Mr. Nusbaum has served as a member of our Board since November 2009. Mr. Nusbaum is a Senior Partner of the New York law firm of Willkie Farr & Gallagher LLP. Mr. Nusbaum served as the firm’s Chairman from 1987 through 2009 and has been a partner in that firm for more than forty years. Willkie Farr & Gallagher LLP is outside counsel to Cowen Group. Mr. Nusbaum is also a director of W. R. Berkley Corporation. Mr. Nusbaum provides the Board with experience as senior management of an international law firm and provides extensive legal and corporate governance expertise.

Douglas A. Rediker. Age 56. Mr. Rediker was appointed to our Board in April 2015. Mr. Rediker is the Executive Chairman of International Capital Strategies, LLC, a policy and markets advisory boutique based in Washington, D.C. Until 2012, he was a member of the Executive Board of the International Monetary Fund representing the United States. He has held senior and visiting fellowships at both the Peterson Institute for International Economics and at the New America Foundation. He has written extensively and testified before Congress on the subject of state capitalism, global finance, Sovereign Wealth Funds and other issues surrounding the relationship between international economic policy, financial markets, global capital flows and foreign policy. Mr. Rediker previously served as a senior investment banker and private equity investor for a number of investment banks, including Salomon Brothers, Merrill Lynch and Lehman Brothers. Mr. Rediker began his career as an attorney with Skadden Arps in New York and Washington, D.C. Mr. Rediker’s experience on global macro issues provides the Board with expertise relating to capital markets, the economy and global governance.

Jeffrey M. Solomon. Age 50. Jeffrey Solomon is President of the Company and Chief Executive Officer of Cowen and Company, LLC (“Cowen and Company”), and was appointed a director of Cowen Group in December 2011. Mr. Solomon serves as a member of the Management and Operating Committees of Cowen Group. Mr. Solomon is responsible for overseeing all of Cowen and Company’s businesses, including Investment Banking, Capital Markets, Sales & Trading and Research. Previously, Mr. Solomon served as Cowen Group’s Chief

Operating Officer and Head of Investment Banking at Cowen and Company. Mr. Solomon joined Ramius, Cowen Group’s investment management division, when it was founded in 1994 and was responsible for the development, management and oversight of a number of the investment strategies employed by Ramius. From 1991 to 1994, Mr. Solomon was at Republic New York Securities Corporation, the brokerage affiliate of Republic National Bank, now part of the HSBC Group, where he was the firm’s Chief Administrative Officer. Prior to Republic, Mr. Solomon was in the Mergers and Acquisitions Group at Shearson Lehman Brothers. Currently, Mr. Solomon is a Director of NuGo Nutrition, the manufacturer of NuGo Nutrition Bars. Mr. Solomon is also co-chair of the Equity Capital Formation Task Force, a group comprised of individuals from across the country’s startup and small-capitalization company ecosystems advocating for market structure reform to encourage job creation and growth, and a member of the Committee on Capital Markets Regulation, an independent and non-partisan 501(c)(3) research organization dedicated to enhancing the competitiveness of the U.S. capital markets and ensuring the stability of the U.S. financial system.  Mr. Solomon graduated from the University of Pennsylvania in 1988 with a B.A. in Economics. Mr. Solomon provides the board with institutional knowledge of all aspects of the Company’s businesses.

Joseph R. Wright. Age 77. Mr. Wright has served as a member of our Board since November 2009. Mr. Wright serves as Chairman of the Board of Tempus Applied Solutions Holdings, Inc., Senior Advisor to The Chart Group and The Comvest Group and is Chairman of the Investment Committee of the ClearSky Fund. Prior to this, Mr. Wright was Chairman of Intelsat, CEO of PanAmSat, Chairman of GRC International, Executive Chairman of MTN Satellite Communications and CEO of Scientific Games Corporation – all who provided communication and other services to governments and private sectors around the world. He was also Co-chairman of Baker & Taylor Holdings and EVP/Vice Chairman of W.R. Grace & Company and Senior Advisor of Providence Equity LLC. In the 1980’s, he served in the U.S. Government under President Reagan as Director and Deputy Director of the Federal Office of Management and Budget, was a member of the President’s Cabinet and was Deputy Secretary of Commerce. He received the Distinguished Citizens Award from President Reagan and was appointed to the President’s Export Council by President George H.W. Bush as Chairman of the Export Control Sub-Committee; then to the President’s Commission on the U.S. Postal Service Reform and the National Security Telecommunications Advisory Committee (NSTAC) by President George W. Bush and currently serves on President Obama and Secretary Carter’s Defense Business Board. Mr. Wright has active “Top Secret” and “SCI” clearances with the U.S. Government. Mr. Wright is currently on the Boards of Priority Holdings and EBIX and is a member of the Council of Chief Executives, Council on Foreign Relations, Economic Club of New York, Committee for a Responsible Federal Budget and others. Prior to the 1980’s, Mr. Wright was President of several credit card subsidiaries of Citibank, was Vice-President/Partner of Booz, Allen and Hamilton and held several senior economic and management posts in the Federal Departments of Commerce and Agriculture. As well as those companies mentioned above, he has also served on other public/private Boards of Directors such as Travelers, Harcourt Brace Janovich, Kroll, Titan, Federal Signal, EDMC, Hampton University and others. Mr. Wright provides the Board with significant senior management expertise as well as experience as a director of a public company. He also provides the Board with significant experience in public affairs.

EXECUTIVE OFFICERS OF THE COMPANY

Biographies of the current executive officers of the Company are set forth below, excluding Messrs. Cohen’s and Solomon’s biographies, which are included under “Directors of the Company” above. Each executive officer serves at the discretion of the Board of Directors.

John Holmes. Age 52. Mr. Holmes serves as Chief Operating Officer and serves as a member of the Management and Operating Committees of Cowen Group. Mr. Holmes previously served as the Company’s Chief Administrative Officer and was appointed an executive officer in May 2013. Mr. Holmes was the Head of Technology and Operations at Cowen Group following the merger between Cowen and Company and Ramius. Mr. Holmes joined Ramius in June 2006 as Global Head of Operations. Prior to joining Ramius, Mr. Holmes was Global Head of the Equity Product Team at Bank of America Securities. Mr. Holmes has also held senior operations management positions at Deutsche Bank, Credit Lyonnais and Kidder Peabody. His experience includes treasury, foreign exchange, equity, fixed income & derivative operations. Mr. Holmes is NASD licensed as a General Securities Representative, General Securities Principal and a Financial & Operations Principal.

Stephen A. Lasota. Age 53. Mr. Lasota serves as Chief Financial Officer of Cowen Group and serves as a member of the Management and Operating Committees of Cowen Group. Mr. Lasota was appointed Chief Financial Officer in November 2009. Prior to the consummation of the business combination of Cowen Holdings and Ramius in November 2009, Mr. Lasota was the Chief Financial Officer of Ramius LLC and a Managing Director of the Company. Mr. Lasota began working at Ramius in November 2004 as the Director of Tax and was appointed Chief Financial Officer in May 2007. Prior to joining Ramius, Mr. Lasota was a Senior Manager at PricewaterhouseCoopers LLP. Mr. Lasota has been working in the accounting industry for over twenty years.

Owen S. Littman. Age 43. Mr. Littman serves as General Counsel and Secretary of Cowen Group and serves as a member of the Management and Operating Committees of Cowen Group. Mr. Littman was appointed General Counsel and Secretary in July 2010. Following the consummation of the business combination of Cowen Holdings and Ramius in November 2009, Mr. Littman was appointed Deputy General Counsel, Assistant Secretary and Managing Director of Cowen Group and General Counsel and Secretary of Ramius LLC. Mr. Littman began working at Ramius in October 2005 as its senior transactional attorney and was appointed General Counsel in February 2009. Prior to joining Ramius, Mr. Littman was an associate in the Business and Finance Department of Morgan, Lewis & Bockius LLP.

Michael Singer. Age 50. Mr. Singer is the Chief Executive Officer and President of Ramius, a position he has held since joining the Company in December 2012 and serves as a member of the Management and Operating Committees of Cowen Group. Mr. Singer was appointed an executive officer of the Company in May 2013. Prior to joining Ramius, Michael Singer served as Co-President of Ivy Asset Management, a Fund of Hedge Funds business with over $14 billion in assets. At Ivy, Mr. Singer established the firm’s strategic plan and ran the day to day activities. Mr. Singer began his career at Weiss, Peck & Greer where he spent nine years and served as Senior Managing Director and Executive Committee Member overseeing day to day operations, new product development, client relationship management, hedge fund sales and risk functions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons holding 10% or more of our Class A common stock to file initial reports of ownership of our securities and reports of changes in ownership of our securities with the SEC. Based on a review of copies of such reports provided to us and on written representations from our executive officers and directors, we believe that all Section 16(a) filing and disclosure requirements applicable to our executive officers and directors for 2015 have been satisfied.

CODE OF BUSINESS CONDUCT AND ETHICS

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

The current members of our Audit Committee are Ms. Dietze (Chairperson) and Messrs. Kotler and Wright. The Board has determined that Mr. Wright is an “audit committee financial expert” as defined by applicable SEC rules.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Our “named executive officers” for 2015 consist of the following individuals:

•	Peter A. Cohen, who serves as our Chairman and Chief Executive Officer;

•	Jeffrey M. Solomon, who serves as our President and Chief Executive Officer of Cowen and Company, the Company’s broker-dealer subsidiary that is engaged in investment banking, sales and trading and equity research;

•	Stephen A. Lasota, who serves as our Chief Financial Officer;

•	John Holmes, who serves as our Chief Operating Officer; and

•	Owen S. Littman, who serves as our General Counsel and Secretary.

Executive Summary

In 2015, the Company achieved positive full-year economic income results despite a challenging market environment in the second half of 2015. The Company increased its book value per share and increased its capital base through the completion of a preferred stock financing. The Company’s brokerage revenues increased modestly in a challenging market environment and assets under management continued to increase. The following improvements in operating performance during 2015 (which are presented on an economic income basis) were considered important factors by the Compensation Committee when evaluating executive compensation:

•	Record revenue in 2015 was driven by strength in the investment banking and brokerage businesses and a solid return on invested capital.

•	Total revenue of $529.7 million, up 6% compared to the same period in 2014.

•	As of January 1, 2016, assets under management (AUM) were $13.3 billion, an $836.0 million increase from a year ago.

•	Book value per share increased to $6.52 as of December 31, 2015, up from $6.07 as of December 31, 2014.

•	Tangible book value per share was $5.73 as of December 31, 2015, up from $5.68 as of December 31, 2014.

•	In 2015, the Company repurchased 9.4 million shares for $48.7 million at an average price of $5.20 per share under the Company's existing share repurchase program, which was significantly below the Company’s $6.52 book value per share.

•	The Company completed the acquisition of Concept Capital Partners in September 2015 and the acquisition of Conifer Securities in October 2015 as the Company established a prime brokerage business. The Company also completed the acquisition of a Luxembourg-based captive reinsurance company in December 2015.

Please refer to the Company’s Segment Reporting Note in its financial statements included in the Form 10-K, as filed with the SEC, for reconciliations of the non-GAAP financial measures above to their most directly comparable GAAP measures.

Named Executive Officer Compensation Highlights.

•	No salary increases were awarded to any of our named executive officers in 2015.

•	The Compensation Committee managed named executive officer compensation within the aggregate compensation to revenue ratio of 60% established for the Company as a whole given the performance of the Company during fiscal 2015.

•	After determining aggregate annual bonuses payable to each of our named executive officers in respect of fiscal 2015, the Compensation Committee then determined that our named executive officers would receive approximately 50% to 30% of the award in deferred cash and equity.

•	Deferred cash and RSUs are subject to multi-year vesting, with installments vesting 25% on March 10, 2017, 25% on March 10, 2018, 25% on March 10, 2019 and 25% on March 10, 2020.

Stockholder Engagement and Say-on-Pay Response

Stockholder Outreach

As a follow up to our prior stockholder outreach efforts in late 2014 and early 2015, and in an effort to continue to better understand our investors’ perspective and thoughts regarding our executive compensation program, a team of our senior management, including our Chief Financial Officer and General Counsel, engaged in a stockholder outreach initiative in early 2016. As part of our 2016 outreach, we contacted 15 stockholders, including some of our largest stockholders as well as a large state pension plan who we believe collectively hold in excess of 57% of our outstanding Class A common stock, which represents approximately 66.3% of our outside stockholder base. Our outreach initiative gave us the chance to highlight the Company’s positive performance in 2015 despite a challenging environment in the second half of the year and to continue to make clear our commitment to the alignment of pay and performance.

We discussed changes to our compensation practices that we made in 2014 and additional changes we were making with respect to compensation in 2015. In early 2015, some of our stockholders raised concerns over the evergreen nature of our 2010 Equity and Incentive Plan (the “2010 Plan”). In addition, some of our stockholders expressed the view that a portion of executive compensation should be performance-based. Except as described above, our stockholders have expressed support for our compensation philosophy and the components of our compensation, including the fact that our compensation consists of a significant portion of stock-based compensation and significant vesting periods for our stock-based compensation. None of our stockholders have voiced to us any concern about the absolute amounts of compensation awarded to any of our named executive officers or the manner in which compensation is allocated.

Changes in Compensation Practices

Our compensation practices continue to evolve to ensure that they reflect good governance practices and the best interests of our stockholders. Following our stockholder outreach initiatives, senior management discussed the feedback received from our stockholders with the Compensation Committee. Additionally, the Compensation Committee obtained feedback, advice and recommendations on improvements to our compensation program from its independent compensation consultant, Pay Governance LLC. The Compensation Committee also reviewed the Company’s performance, the compensation practices of its peers and other materials regarding executive compensation.

Since our 2014 annual meeting, the Compensation Committee has introduced the following changes to our executive compensation program, partially in response to feedback received from our stockholders:

What We Heard from Stockholders	Actions Taken by the Compensation Committee

▪ Concerns over the evergreen nature of the 2010 Plan.

▪  After careful review, decided to retain the evergreen provision of the 2010 Plan to support incentive and retention needs for the business

▪  Continued to carefully monitoring of the impact of the 2010 Plan to help ensure judicious use of equity consistent with our compensation philosophy.

▪ A portion of executive compensation should be performance-based.

▪  Eliminated minimum bonus guarantees for all named executive officers.

▪  Approved the issuance of Performance Share Awards, or PSAs, to our named executive officers with prospective three-year AROE and relative TSR performance requirements, as described in more detail below on page 12.

▪ No concern about the absolute amounts of compensation awarded to any of our named executive officers or the manner in which compensation is allocated.

▪  Continued to deliver compensation consistent with our compensation philosophy, the Compensation Committee’s evaluation of Company and individual performance and industry norms.

▪  Continued to deliver a significant portion of stock-based compensation subject to long-term vesting periods.

▪ Support for our compensation governance practices.

▪  Adopted stock ownership and retention guidelines for executive officers.

▪  Implemented a clawback policy for executive officers with respect to deferred bonus awards.

▪  Adopted an annual (rather than triennial) say-on-pay vote.

Key Features of Our Executive Compensation Program

What We Do	What We Don’t Do

•        We pay for performance through a careful year-end review of financial results and individual performance

•        We consider peer groups in establishing compensation

•        Meaningful annual equity awards are granted in lieu of—not in addition to—annual cash incentives

•        We use performance based awards as a component of executive officer compensation

•        We have implemented stock ownership guidelines for our directors and executive officers.

•        We have double-trigger equity vesting in the event of a change in control

•        We require our executive officers to comply with reasonable restrictive covenants

•        We subject our deferred bonus awards to executive officers to a clawback policy

•        We seek to maintain a conservative compensation risk profile

•        The Compensation Committee retains an independent compensation consultant

•        We have an anti-hedging policy, and during 2015, all executive officers were in compliance with this policy

•        We do not pay dividend equivalents on unvested restricted stock units

•        We do not pay tax gross-ups on our limited perquisites

•        We do not provide “single-trigger” equity vesting in the event of a change in control

•        We do not provide golden parachute excise tax gross-ups

•        We do not provide minimum guaranteed bonuses to our executive officers

Compensation Philosophy and Objectives

Our compensation programs are designed to achieve three objectives:

•	Pay for Performance. A significant portion of the total compensation paid to each named executive officer is variable. The amount of compensation paid is determined based on: (i) the performance of the Company on an absolute basis through a comparison of our results to competitor firms; (ii) an evaluation of each named executive officer’s contribution to the Company; and (iii) his performance against individualized qualitative goals.

o	We do not use a formula to evaluate year-end results. Given the volatility and constantly changing dynamics of the markets, we believe that it makes more sense for our business to determine compensation after year-end by making a careful evaluation of the business rather than establishing formulaic pre-set goals at the start of the year. An after-the-fact review of performance allows the Company and Committee to consider the quality of earnings, the combination of absolute and relative performance, organic versus non-organic sources of revenues and profits, and collaboration between our various lines of business. A pre-set formula would not allow us to fully evaluate performance and might result in negative unintended consequences for the business and the stockholders. We believe this discretionary approach to compensation is consistent with common market practice in the financial services sector for these same reasons. Further, although the size of the incentive compensation award is based on current fiscal year results, a portion of it is delivered in the form of restricted stock units linked to longer-term stock performance.

•	Align Executive Officers’ Interests with Stockholders’ Interests. Our Compensation Committee reviews each executive officer’s performance as well as the Company’s financial results in the context of the market environment when determining year-end performance-related compensation. Our Compensation Committee believes year-end performance-related compensation should be delivered in a combination of short-term and long-term instruments. We believe that deferred cash, equity and equity-related instruments align the interests of our executive officers with those of our stockholders and ensure that our employees are focused on the long-term performance of the Company. In connection with fiscal 2015 bonus payments, Messrs. Cohen, Lasota, Holmes, Littman and Solomon received a portion of their bonus in cash, a portion in deferred equity, and a portion in deferred cash, in each case subject to service-based vesting requirements. The Compensation Committee believes that the payment of a significant portion of an employee’s compensation in the form of equity and deferred cash properly aligns the employee’s interests with those of the Company’s stockholders and effectively mitigates any risks associated with the Company’s compensation practices. In 2015, approximately 63% of our Chief Executive Officer’s compensation in respect of 2015, approximately 61% of our President’s compensation in respect of 2015 and approximately 55% of our Chief Financial Officer’s, Chief Operating Officer’s and General Counsel’s compensation in respect of 2015 was paid in deferred cash and equity, including PSAs.

•	Recruiting and Retention. We operate in an intensely competitive industry, and we believe that our success is closely related to our recruiting and retention of highly talented employees and a strong management team. We try to keep our compensation program comparable to industry practices so that we can continue to recruit and retain talented executive officers and employees.

Setting Compensation

The Compensation Committee is responsible for approving the compensation paid to our named executive officers as well as certain other highly compensated employees. In making compensation determinations, the Compensation Committee reviews information presented to them by the Company’s management, compensation peer group information and the recommendations of a compensation consultant engaged by the Compensation Committee. The Compensation Committee also reviews our compensation-to-revenue ratio on a quarterly basis and may adjust the targeted compensation-to-revenue ratio in order to maintain the Company’s compensation philosophy of aligning the interests of our executive officers and our stockholders.

Involvement of Executive Officers

Our Chief Executive Officer, in consultation with our Chief Financial Officer, our General Counsel, our Chief Operating Officer and employees in our Human Resources department, assists the Compensation Committee in making compensation determinations. These individuals prepare information that is provided to, and reviewed by, the Compensation Committee and the Chief Executive Officer makes recommendations to the Compensation Committee for their consideration. Such information and recommendations include, among other things, the compensation that should be received by the named executive officers (other than himself) and certain other highly compensated employees; financial information regarding the Company that should be reviewed in connection with compensation decisions; the firms to be included in a compensation peer group; and the evaluation and compensation process to be followed by the Compensation Committee. Our Chief Executive Officer is often invited to participate in Compensation Committee meetings; however, he recuses himself from all discussions regarding his own compensation.

Compensation Consultant

The Compensation Committee exercised its sole authority pursuant to its charter to directly engage Pay Governance LLC to provide advice as a compensation consultant. Pay Governance LLC was retained by the Compensation Committee to provide advice, analysis, and assessment of alternatives related to the amount and form of executive compensation. At the request of the Compensation Committee, Pay Governance LLC prepared several presentations to the Compensation Committee during the first quarter of 2016 to assist the Compensation Committee in making 2015 year-end pay decisions for our Chief Executive Officer and our President. Pay Governance LLC also reviewed certain Compensation Committee presentation materials (including the peer group data described below) during December 2015 and early 2016 at the request of the Compensation Committee.

The Compensation Committee has assessed the independence of Pay Governance LLC pursuant to SEC and NASDAQ rules and concluded that no conflict of interest exists that would prevent Pay Governance LLC from independently representing the Compensation Committee. The Compensation Committee reviewed and was satisfied with Pay Governance LLC’s policies and procedures to prevent or mitigate conflicts of interest and that there were no business or personal relationships between members of the Compensation Committee and the individuals at Pay Governance LLC supporting the Compensation Committee.

Compensation Peer Group

The Compensation Committee, with the assistance of its independent compensation consultant, annually identifies a compensation peer group of firms with which we compete for executive talent. As a middle-market investment bank with material alternative asset management operations, we believe there are few other companies that are directly comparable to Cowen Group. Our peer group includes investment banks with revenues and market capitalizations similar to ours as well as companies with significant alternative asset management operations. In making compensation decisions for 2015, our Compensation Committee reviewed compensation information for similarly titled individuals at comparable companies gathered from public filings made in 2015 related to 2014 annual compensation. In instances where an employee has responsibilities for both the broker-dealer and the alternative asset management businesses, both broker-dealers and alternative asset management companies were utilized. For 2015, our compensation peer group consisted of Evercore Partners Inc., Greenhill & Co., Inc., Lazard Ltd., JMP Group, Moelis & Company, Piper Jaffray Companies, Stifel Financial Corp., Fortress Investment Group LLC and Och-Ziff Capital Management LLC. Evercore Partners Inc. and Moelis & Company were added to our peer group in 2015. Management gathered and provided information to the Compensation Committee relating to the compensation of the executive officers of these peer firms, including annual base salary, annual cash bonus, equity awards and all other compensation. Additionally, Pay Governance LLC provided the Compensation Committee with information from peer firms identified by ISS as well as compensation data from other firms of similar size. The Compensation Committee believes that information regarding pay practices at comparable companies is useful in two respects. First, as discussed above, we recognize that our pay practices must be competitive in our marketplace. By understanding the compensation practices and levels of the Company’s peer group, we enhance our ability to attract and retain highly skilled and motivated executives, which is fundamental to the Company’s success. Second, this data is one of the many factors the Compensation Committee considers in assessing the reasonableness of compensation. Accordingly, the Compensation Committee reviewed trends among these peer firms and considered this data when determining named executive officers’ 2015 annual bonuses and other compensation, but did not target compensation at a particular level relative to the peer group.

Advisory Vote on Executive Compensation

The Compensation Committee believes that our executive compensation programs are effective in driving our pay-for-performance philosophy. As part of our corporate governance system, we evaluate our programs in light of market conditions, stockholder views, and governance considerations, and make changes as appropriate for our business. At our 2011 annual meeting, our stockholders recommended that we hold non-binding stockholder advisory votes on executive compensation once every three years. In 2014, our Board of Directors determined that our stockholders should vote on a say-on-pay proposal annually to provide the Company with stockholder feedback on our evolving compensation practices on a more frequent basis. As discussed above, since our 2014 annual meeting we have made changes to our executive compensation program and in 2015 we received stockholder approval of our executive compensation of 72%, which was substantially higher than the 51% level of approval we received in 2014. We have made additional changes to our compensation practices in an effort to further increase stockholder support for our executive compensation proposals. A say-on-pay proposal will be included in the definitive proxy statement for our 2016 annual meeting as one of the matters for stockholder approval at the meeting.

Compensation Program and Payments

The deferred cash, RSUs and Performance Share Awards, or PSAs, our named executive officers received as bonuses and long-term incentive compensation for their fiscal 2015 performance are not included in the Summary Compensation Table because the awards were made in 2016. The table below sets forth the total compensation awarded to the named executive officers for their fiscal 2015 performance, including base salary, cash bonus, the dollar value of the RSUs awarded to the named executive officers in February 2016, the deferred cash awards granted to the named executive officers in February 2016 and the grant date fair value of the PSAs awarded to named executive officers as long-term incentive compensation. We believe this information is helpful to understanding how our compensation program rewarded our executive officers for their performance, and it reflects the way in which our Compensation Committee views aggregate compensation for our named executive officers on a fiscal-year basis.

The following table shows the base salary and incentive compensation awarded to our named executive officers for their performance in 2015 in the manner it was considered by the Compensation Committee. As noted above, this presentation differs from that contained in the Summary Compensation Table for 2015:

	Mr. Cohen	Mr. Solomon	Mr. Holmes	Mr. Lasota	Mr. Littman

Base Salary	$950,000	$950,000	$450,000	$450,000	$450,000

Cash Bonus	$1,465,000	$2,027,500	$925,000	$925,000	$925,000

Deferred Equity Award	$1,167,500	$1,404,550	$287,500	$287,500	$287,500

Deferred Cash-Based Award	$1,167,500	$1,417,950	$287,500	$287,500	$287,500

2015 Annual Compensation Total	$4,750,000	$5,800,000	$1,950,000	$1,950,000	$1,950,000

Long-Term Incentive Compensation – PSAs*	$1,279,833	$1,279,833	$1,097,000	$1,097,000	$1,097,000
RSUs**	$502,500	$502,500	—	—	—

2015 Total Compensation with Long-Term Incentive Compensation	$6,532,333	$7,582,333	$3,047,000	$3,047,000	$3,047,000

*	Represents the grant date fair value of the initial PSA grant covering three separate three-year performance periods over a five-year period. The Company does not expect to award PSAs covering a five-year period on an annual basis, but does expect that PSAs will continue to be utilized as a component of annual compensation.

**	Represents the grant date fair value of the RSUs awarded to Mr. Cohen and Mr. Solomon as a component of long-term incentive compensation.

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

Perquisites

Historically, Ramius provided certain perquisites, including reimbursement of group term life and long-term disability insurance and tax and financial planning expenses, and the Company continues to provide these perquisites to certain members of senior management, including Messrs. Cohen and Solomon. In addition, Mr. Cohen is provided with a car and driver for business use. Mr. Cohen reimburses the Company for personal use of the car and driver.

Annual Bonus Compensation

A significant portion of total compensation our named executive officers are eligible to receive is in the form of a discretionary annual bonus. This is consistent with our view that a significant portion of compensation paid is to be based on the performance of the Company and of each named executive officer. Given the volatility and constantly changing dynamics of the markets, we believe that it makes more sense for our business to determine compensation after year-end by making a careful evaluation of the business rather than establishing formulaic pre-set goals at the start of the year. We also believe this discretionary approach to compensation is consistent with common market practice in the financial services sector. The annual bonus is paid partially in cash and partially in deferred cash and equity. The deferred components of the annual bonus are paid in lieu of, not in addition to, a cash payment and are subject to service-based vesting conditions. The Compensation Committee believes that the practice of paying a portion of each named executive officer’s annual bonus in the form of deferred awards is consistent with compensation practices at our peer companies and is a useful tool to continue aligning the long-term interests of our named executive officers with the interests of our stockholders.

Long-Term Incentive Compensation

In 2016, the Compensation Committee approved the issuance of Performance Share Awards, or PSAs, to our named executive officers. These PSAs are intended to directly align the interests of our named executive officers with those of our stockholders by directly tying the value of the award to the Company’s average return on equity during a three-year performance period. The three-year performance periods are designed to provide management an incentive to focus on our strategic direction and long-term value creation.

•	The PSAs are designed to provide two performance elements. The award value will based on both performance against operating goals based on return on equity and the ending value of the stock at the time of vesting. No PSAs will be earned if performance is not at least at a threshold level.

•	In considering the performance goals, the Committee selected three-year average return on equity, or AROE, which is a key operational metric of performance that the Company and its investors track on a regular basis.

•	The initial PSAs awarded in early 2016 cover a five-year period through 2020. Each PSA grant is comprised of three identical tranches tied to a three-year AROE performance period as follows: Tranche 1 – 2016 through 2018, Tranche 2 – 2017 through 2019, and Tranche 3 – 2018 through 2020.

Below is an illustration of the tranches included in the PSAs:

At the end of each performance period, the Performance RSUs will be multiplied by an applicable percentage (set forth below) based on the Company’s AROE, and, as described below, the resulting number of attained RSUs will then be subject to a multiplier based on the Company’s total stockholder return, or TSR, relative to other companies in the S&P SmallCap 600 Financial Sector Index.

AROE will be calculated by taking the sum of the Company’s Adjusted Economic Income during each of the fiscal years during the performance period and dividing by the average Equity of the Company during each such fiscal year (with Equity meaning common equity of the Company (excluding the value of the Company’s deferred tax assets) and the average Equity for each fiscal year being calculated by adding the Equity at the beginning of such fiscal year and the Equity at the end of such fiscal year and dividing by two), and dividing such amount by three. For the purposes of calculating AROE, Adjusted Economic Income means, with respect to each fiscal year during a performance period, the Company’s Economic Income (as reported in the Form 10-K), as adjusted for the following: (i) expenses associated with the outstanding copyright infringement litigation matter pending as of the grant date shall be excluded, (ii) expenses greater than one million dollars associated with strategic initiatives undertaken by the Company shall be amortized over a five year period as opposed to being expensed in the period in which they are incurred and (iii) adjustments resulting from changes in an existing, or application of a new, accounting principle that is not applied on a fully retrospective basis shall be excluded.

At the end of each performance period, the Performance RSUs will be multiplied by the percentages set forth below based on the Company’s AROE with respect to such performance period with the resulting number of

Performance RSUs referred to as the preliminary Performance RSUs:

AROE Performance Scale

Performance Level*	AROE	Payout Rate

Below Threshold	Below 5%	0% Payout
Threshold	5%	50% Payout
Above Threshold	7.5%	75% Payout
Target	10%	100% Payout
Maximum (capped)	12%	150% Payout

*	Performance between the Threshold and the Maximum will be interpolated.

The number of Performance RSUs that become vested and settled at the end of each performance period will equal the product of the preliminary Performance RSUs and the applicable total shareholder return (TSR) modifier, as set forth below, determined based on the Company’s TSR during the performance period versus the TSR of the companies comprising the S&P SmallCap 600 Financial Sector index (adjusted as set forth in the award agreement), or the Index, as of the first day of each performance period for the same period.

TSR Modifier

Relative TSR Position	Modifier*

25th percentile and below	0.8
50th percentile	1.0
75th percentile and above	1.2

*  The relative TSR will be interpolated between the 25th percentile and below and the 75th percentile. The relative TSR position will be calculated using the following formula where N is the total number of companies in the Index including the Company and R is the Company’s ranking compared to the Index: N-R/N-1.

The Committee decided to measure performance both on a relative basis compared to the Index, as well as on an absolute basis to balance the desire to reward relatively superior performance, while recognizing the difficulty of constructing a peer group of comparable middle-market investment banks with material asset management operations and seeking to reward the named executive officers for creating overall stockholder value. The Committee established the AROE and TSR measurements for earning the PSAs with the intent that the PSAs would only reward recipients for strong long-term performance, with the full number of PSAs being earned only if we significantly outperform the companies comprising the Index and historical TSR.

As part of long-term incentive compensation for 2015, Messrs. Cohen and Solomon were each awarded 350,000 PSAs and Messrs. Holmes, Lasota and Littman were each awarded 300,000 PSAs in 2016. The PSA awards were comprised of three equal tranches. The Tranche 1 PSAs were valued at $3.53 per share, the Tranche 2 PSAs were valued at $3.70 per share and the Tranche 3 PSAs were valued at $3.74 per share. To the extent earned,

Tranche 1 PSAs will vest on March 8, 2019, Tranche 2 PSAs will vest on March 10, 2020 and Tranche 3 PSAs will vest on December 31, 2020.

Mr. Cohen and Mr. Solomon were each awarded a grant of 150,000 restricted stock units in addition to their grant of Performance Share Awards. The restricted stock units granted to Messrs. Cohen and Solomon vest with respect to 25% on March 10, 2017, 25% on March 10, 2018, 25% on March 10, 2019 and 25% on March 10, 2020. The grants were made in 2016 but considered a component of Mr. Cohen’s and Mr. Solomon’s long-term incentive compensation for 2015.

Employment Agreements—Post-Employment and Change-in-Control Compensation

Each of our named executive officers is party to an employment agreement with the Company. The Compensation Committee views the employment agreements as an important tool in achieving our compensation objective of recruiting and retaining talented employees and a strong management team.

Agreement with Mr. Cohen

Mr. Cohen entered into his employment agreement with the Company on June 2, 2009 in connection with the business combination of Cowen Holdings and Ramius LLC (the “Transactions”). Mr. Cohen’s employment agreement was negotiated prior to the Transactions and the formation of the Compensation Committee, and was ratified by our Board of Directors. Mr. Cohen entered into an amendment to his employment agreement on June 2, 2014 in order to remove the guaranteed bonus provided in his employment agreement (“Mr. Cohen’s Amendment”). Mr. Cohen’s Amendment was approved by the Compensation Committee.

Employment Agreements with Messrs. Solomon, Holmes, Lasota and Littman

Mr. Solomon entered into a new employment agreement with the Company (which replaced his prior agreement) in May 2012, and Messrs. Holmes, Lasota and Littman entered into their employment agreements with the Company in August 2012 (the “2012 Employment Agreements”). The 2012 Employment Agreements were approved by the Compensation Committee.

In approving the 2012 Employment Agreements, the Compensation Committee recognized that Messrs. Holmes, Lasota, Littman and Solomon are key members of the Company’s senior management team and determined that it was necessary to enter into the 2012 Employment Agreements in order to retain them and to better align their compensation with industry practices. The 2012 Employment Agreements provide for base salary, annual bonus opportunities, and other benefits, contain customary restrictive covenants, and provide for benefits upon certain qualifying terminations of employment. The severance and change in control arrangements provided by 2012 Employment Agreements are intended to retain our named executive officers and to provide consideration for certain restrictive covenants that apply following a termination of employment.

The Company received negative feedback from certain proxy advisory firms regarding minimum bonus guarantees for its named executive officers in connection with the annual meeting which took place in June 2014. Given the timing of the feedback and the positive results of the Company through the first six months of 2014, the Company expected the year-end bonuses for Messrs. Lasota, Holmes and Littman to exceed their minimum bonus guarantees for 2014. The Company did take the feedback seriously and discussed eliminating the minimum bonuses with Messrs. Lasota, Holmes and Littman during 2014. The Company also discussed the issue of minimum bonus guarantees as part of its stockholder outreach initiative in late 2014 and early 2015, and in April 2015, Messrs. Holmes, Lasota and Littman entered into amendments to their employment agreements with the Company (the “Amended Employment Agreements”), pursuant to which guaranteed minimum bonuses for Messrs. Holmes, Lasota and Littman were eliminated. With these Amended Employment Agreements and the amendment to Mr. Cohen’s employment agreement in 2014, none of the Company’s executive officers have minimum guaranteed bonuses in their employment agreements.

Determination of Executive Officer Compensation for 2015

At meetings held on January 19, 2016 and February 17, 2016 as well as numerous executive sessions between such meetings, the Compensation Committee considered and discussed management’s compensation recommendations for our named executive officers, and the Compensation Committee approved management’s recommendations. In determining the annual bonus compensation and long-term incentive compensation payable to each of our named executive officers for 2015, the Compensation Committee reviewed and considered the financial performance of the Company as a whole and each individual business unit compared to 2014 and the Company’s compensation to revenue ratio which, for the year ended December 31, 2015, was 60%, which the Compensation Committee viewed as reasonable given the performance of the Company during 2015. The Compensation Committee also considered each named executive officer’s contributions to the Company’s growth initiatives in 2015; historical compensation information for each named executive officer; the Company’s desire to retain and incentivize its named executive officers; the recommendations of the Chief Executive Officer regarding total compensation of our named executive officers, which the Compensation Committee discussed with the Chief Executive Officer; the financial performance of the Company during 2015 compared to comparable public companies and other companies in the securities industry; a review of public filings regarding total compensation paid by certain peer investment banks and alternative asset management companies; and base salary, cash bonus, equity awards and all other compensation paid by the compensation peer group.

During the first quarter of 2015, the Compensation Committee set the Company’s achievement of at least $13 million in economic income (determined in a manner consistent with prior periods) during the 2015 calendar year, which is consistent with the target set by the Company in 2014, as the performance criteria for purposes of Section 162(m) of the Internal Revenue Code, as amended (the “Code”), for performance-based awards granted in 2015 to each of our named executive officers. After determining that the performance criteria was met, the Compensation Committee exercised negative discretion from the maximum individual payment values specified in the 2010 Plan, as permitted under Section 162(m) of the Code, to determine the actual performance-based awards to be granted to each of our named executive officers in respect of 2015.

The Compensation Committee considered the following achievements in 2015 when making its determination of executive officer compensation, including performance-based awards granted in respect of 2015:

•	Positive full-year economic income results despite a challenging market environment in the second half of 2015.

•	Increased book value per share to $6.52 as of December 31, 2015, up from $6.07 as of December 31, 2014.

•	Increased capital base through the completion of a preferred stock financing.

•	Completed significant transactions, including the acquisitions of Concept Capital Markets, LLC and Conifer Securities, LLC which resulted in the establishment of the prime services business line.

•	Completed the acquisition of a Luxembourg captive reinsurance company.

•	Ramius entered into a partnership with the principals of Caerus Global Investors, LLC, a consumer focused, long/short equity investment management business.

•	Completed the successful launch of the Quadratic global macro fund and Ramius established a partnership with Archview Investment Group.

•	Completed the sale of a portion of the Company’s ownership interest in the activist business back to the principals of Starboard Value LP.

The Compensation Committee approved annual bonuses for each of our executive officers after review and consideration of the above factors, as well as the individual performance factors described below.

The following factors influenced the annual bonus determinations for each named executive officer for 2015:

•	Peter A. Cohen, Chairman and Chief Executive Officer. In determining the compensation for Mr. Cohen in 2015, the Compensation Committee considered both operating results for 2015 as well as absolute and relative total returns to stockholders. The Compensation Committee recognized that the Company achieved positive results despite a challenging market environment in the second half of 2015 and that the entry into new business lines in 2015 has the Company well positioned through an increased business mix and revenue base. Mr. Cohen played an important role in the acquisition of the Luxembourg captive reinsurance company in 2015.

•	Jeffrey M. Solomon, President of Cowen Group and Chief Executive Officer of Cowen and Company. Mr. Solomon’s compensation was influenced by his significant contributions regarding the continued enhancement and growth of the Company’s broker-dealer business, including the growth of the business through the acquisitions of Concept Capital and Conifer Securities and the establishment of the prime services business line.

•	John Holmes, Chief Operating Officer. Mr. Holmes’s compensation reflected his significant contributions related to the continued enhancement of the Company’s procedures relating to operational risk oversight and management of fixed and variable expenses across the Company. Mr. Holmes also played a significant role in negotiating and implementing the significant transactions completed during the year, including the acquisitions of Concept Capital Markets, LLC and Conifer Securities, LLC and the integration of these businesses. Mr. Holmes also played a significant role in managing the Company’s business operations.

•	Stephen A. Lasota, Chief Financial Officer. Mr. Lasota’s compensation reflected his contributions to the enhancement of the Company’s financial reporting and his taking a leading role in the preferred stock issuance and the acquisition of the Luxembourg captive reinsurance company in 2015. Mr. Lasota also played a significant role in negotiating and implementing the significant transactions completed during the year, including the acquisitions of Concept Capital Markets, LLC and Conifer Securities, LLC. Mr. Lasota also played a significant role in managing the Company’s business operations.

•	Owen S. Littman, General Counsel. Mr. Littman’s compensation reflected his contributions to the enhancement of the Company’s compliance structure, management of the Company’s outstanding litigation and regulatory matters as well as his focus on the Company’s legal disclosure and corporate governance procedures. Mr. Littman played a leading role in negotiating the terms of the transactions completed by the Company in 2015, including the preferred stock issuance and acquisitions of Concept Capital Markets, LLC, Conifer Securities, LLC and the Luxembourg captive reinsurance company. Mr. Littman also played a leading role in the negotiation of the agreement to sell a portion of the Company’s ownership interest in the activist business back to the principals of Starboard Value LP at the end of the fourth quarter of 2015. Mr. Littman also played a significant role in managing the Company’s business operations.

After determining the aggregate cash values of annual bonuses payable to each of our named executive officers in respect of fiscal 2015, the Compensation Committee then determined the percentage of the annual bonus compensation that each of our named executive officers would receive in the form of deferred awards. Approximately 49.2% of our Chief Executive Officer’s compensation in respect of 2015, approximately 48.7% of our President’s compensation in respect of 2015 and approximately 29.5% of our Chief Financial Officer’s, Chief Operating Officer’s and General Counsel’s compensation in respect of 2015 was paid in deferred cash and equity. Our Chief Executive Officer developed a proposal for the allocation of each named executive officer’s annual bonus compensation among the cash, deferred cash and equity components and presented this proposal to the Compensation Committee, which discussed and ultimately approved it. To eliminate the impact that a significant price change in the market value of our Class A common stock may have on the number of RSUs that are intended to be delivered to an employee, the Compensation Committee approved valuing the RSUs using the volume-weighted average price for the 30 trading days ended January 22, 2016, which equaled $3.46 per share. Deferred cash and RSUs relating to fiscal 2015 annual bonuses were awarded to our named executive officers in February 2016. RSUs and deferred cash awards will vest with respect to 25% on March 10, 2017, 25% on March 10, 2018, 25% on March 10, 2019 and 25% on March 10, 2020.

Relationship of Compensation Policies and Practices to Risk Management

The Board has discussed whether our compensation policies are reasonably likely to have a material adverse effect on our results. The Board noted that, consistent with our performance-based model, many of our employees receive a significant portion of their compensation through discretionary compensation tied to their individual or business unit performance, or a combination thereof. The Board noted that a lower portion of the Company’s revenues are derived from proprietary trading businesses and that a significant portion of many employees’ compensation is provided in the form of deferred compensation that vests over time, which has the effect of tying the individual employee’s long-term financial interest to the firm’s overall success. The Board believes that this helps mitigate the risks inherent in our business.

The Board noted that our risk management team continuously monitors our various business groups, the level of risk they are taking and the efficacy of potential risk mitigation strategies. Senior management also monitors risk and the Board is provided with data relating to risk at each of its regularly scheduled meetings. The Chief Risk Officer meets regularly with the Board to present his views and to respond to questions. For these reasons, the Board believes that our overall compensation policies and practices are not likely to have a material adverse effect on us.

Clawback Policy

In March 2015, the Company adopted a clawback policy that allows the Company to recover incentive compensation from any executive officer if that executive officer engages in intentional misconduct that caused or contributed to a restatement of the Company’s financial results. A committee consisting of the non-management members of the Board of Directors (the “Independent Director Committee”) will review the performance-based compensation and annual bonus compensation paid under the Company’s equity and incentive plans to any such executive (the “Awarded Compensation”). If the Independent Director Committee determines, in good faith, that the amount of such performance-based compensation or annual bonus actually paid or awarded to any such executive officer would have been a lower amount had it been calculated based on such restated financial statements (the “Actual Compensation”) then the Independent Director Committee shall, subject to certain exceptions, seek to recover for the benefit of the Company the after-tax portion of the difference between the Awarded Compensation and the Actual Compensation. The clawback policy does not apply to equity-based compensation granted before March 16, 2015.

Executive Officer Stock Ownership Guidelines

The Company adopted stock ownership guidelines on March 18, 2015 that require the Company’s executive officers to hold Company stock or restricted stock units that have a value equal to at least eight times, in the case of the Chief Executive Officer, at least five times, in the case of the President, and at least three times, in the case of other executive officers, the amount of annual base salary paid to such executive officer within the later of the adoption of the policy or five years of being designated as an executive officer. All named executive officers are in compliance with the stock ownership guidelines.

Anti-Hedging Policy

In order to strengthen the alignment between stockholders and employees, the Company maintains an anti-hedging policy that prohibits the “short sale” of Company securities. The policy prohibits employees from trading in options, warrants, puts and calls or similar instruments on Company securities. We allow directors and executive officers to hold up to 50% of their Company stock in a margin account. During 2015, all named executive officers were in compliance with this policy.

Tax and Accounting Impact and Policy

The financial and income tax consequences to the Company of individual executive compensation elements are important considerations for the Compensation Committee when analyzing the overall design and mix of compensation. The Compensation Committee seeks to balance an effective compensation package for the executive officers with an appropriate impact on reported earnings and other financial measures.

In designing our compensation and benefit programs, we review and consider the accounting implications of our decisions, including the accounting treatment of amounts awarded or paid to our executives.

The rules of Section 162(m) of the Code places a $1 million limit on the amount of compensation we can deduct in any one year for compensation paid to our Chief Executive Officer and our three most highly compensated executive officers employed at the end of the year (other than our Chief Financial Officer). However, the $1 million deduction limit generally does not apply to compensation that is performance-based and provided under a stockholder-approved plan. While the Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, the Compensation Committee also considers other factors in making its decisions and retains the flexibility to grant awards that are not deductible for tax purposes. From time to time, in order to ensure competitive levels of compensation for our senior executives, the Compensation Committee approves compensation (including base salary and benefits) that is not deductible under Section 162(m) of the Code. Loss of the federal income tax deduction does not result in a current federal income tax liability, however, because we have substantial federal income tax net operating loss carryforwards. The 2010 Plan is designed to qualify certain compensation that may be awarded under our annual incentive program as “performance-based” to ensure that the tax deduction is available to the Company for amounts payable under the plan.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board of Directors the inclusion of the Compensation Discussion and Analysis in the Form 10-K and in the definitive proxy statement for our 2016 Annual Meeting of Stockholders.

Compensation Committee of the Board of Directors of Cowen Group, Inc.

Jerome S. Markowitz, Chair

Katherine E. Dietze

Steven Kotler

Summary Compensation Table

The following table sets forth compensation information for our named executive officers for services performed for the Company and its subsidiaries during 2015.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Change in Pension Value	All Other Compensation		Total ($)
Peter A. Cohen	2015	950,000	1,465,000	2,505,075	—	—	152,782	(3)	5,072,857
Chairman and	2014	950,000	1,500,000	1,945,457	—	—	155,963		4,551,420
Chief Executive Officer	2013	950,000	1,250,000	1,111,112	—	9,017	155,525		3,475,654
Jeffrey M. Solomon	2015	950,000	2,027,500	2,027,424	—	—	166,331	(4)	5,171,255
President, and Chief Executive	2014	950,000	1,988,000	1,477,105	—	—	230,290		4,645,395
Officer of Cowen and Company	2013	950,000	500,000	1,800,178	—	7,426	56,300		3,313,904
Stephen A. Lasota	2015	450,000	925,000	405,585	—	—	88,926	(5)	1,869,511
Chief Financial Officer	2014	450,000	890,000	402,580	—	—	105,578		1,848,158
	2013	450,000	450,000	779,465	81,000	2,440	42,068		1,804,973
John Holmes(6)	2015	450,000	925,000	405,585	—	—	88,926	(5)	1,869,511
Chief Operating Officer	2014	450,000	890,000	402,580	—	—	105,578		1,848,158
	2013	450,000	450,000	779,465	81,000	2,710	42,068		1,805,243
Owen S. Littman	2015	450,000	925,000	405,585	—	—	88,926	(5)	1,869,511
General Counsel and	2014	450,000	890,000	402,580	—	—	105,578		1,848,158
Secretary	2013	450,000	450,000	779,465	81,000	1,588	42,068		1,804,121

(1)	The amounts in this column reflect cash bonuses paid to the named executive officers in 2016 in respect of performance during the 2015 year.

(2)	The entries in the stock awards column reflect the aggregate grant date value of the awards granted in 2015 in connection with 2014 performance in accordance with FASB ASC 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in the Form 10-K, as filed with the SEC.

(3)	Other compensation for Mr. Cohen includes $23,238 in respect of Company-provided group term life and long-term disability insurance; $54,836 Company reimbursement for tax and financial planning in 2015; and $74,708 Company reimbursement representing 60% of the total cost of a car and driver provided to him for business use in 2015.

(4)	Other compensation for Mr. Solomon includes $114,029 representing principal and interest relating to deferred cash awards and $52,302 Company reimbursement for tax and financial planning in 2015.

(5)	Other compensation for each of Mr. Lasota, Mr. Holmes and Mr. Littman includes $88,926 representing principal and interest relating to deferred cash awards.

(6)	On February 25, 2015, Mr. Holmes was appointed Chief Operating Officer. Mr. Holmes previously served as the Company’s Chief Administrative Officer.

Grants of Plan-Based Awards

The following table provides information regarding grants of compensation-related plan-based awards made to the named executive officers during fiscal year 2015. These awards are also included in the Summary Compensation Table above.

	Grant Date	Corporate Action Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Peter A. Cohen	3/19/2015	3/16/2015	458,805	—	—	2,505,075
Jeffrey M. Solomon	3/19/2015	3/16/2015	371,323	—	—	2,027,424
Stephen A. Lasota	3/19/2015	3/16/2015	74,283	—	—	405,585
John Holmes	3/19/2015	3/16/2015	74,283	—	—	405,585
Owen S. Littman	3/19/2015	3/16/2015	74,283	—	—	405,585

(1)	RSUs will vest with respect to 25% on March 10, 2016, 25% on March 10, 2017, 25% on March 10, 2018 and 25% on March 10, 2019.

(2)	The entries in the stock and options awards column reflect the aggregate grant date value of the awards granted in 2015 computed in accordance with FASB ASC 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in the Form 10-K, as filed with the SEC.

Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

The Company is party to an employment agreement with Mr. Cohen, which became effective on November 2, 2009 and was amended on June 2, 2014, an employment agreement with Mr. Solomon, dated as of May 31, 2012, and employment agreements with Messrs. Holmes, Lasota and Littman, dated as of August 2, 2012, as amended on April 24, 2015. The employment agreements provide for the following material terms:

•	The agreements with Messrs. Holmes, Lasota, Littman and Solomon contain a current term that continues through April 30, 2016. Following the expiration of the initial term, the agreements will automatically be extended for successive one-year terms, unless either party elects not to extend the term. The agreement with Mr. Cohen contains an indefinite term.

•	The agreements provide for a minimum annual base salary of $500,000 for Mr. Cohen, $950,000 for Mr. Solomon and $450,000 for Messrs. Holmes, Lasota, and Littman. Each named executive officer is also eligible to receive an annual performance-based bonus as determined by the Compensation Committee. The Company may pay all or a portion of any annual bonus in the form of restricted securities, other stock or security-based awards, deferred cash, or other deferred compensation. The agreements do not provide for a minimum annual bonus.

•	The agreements with Messrs. Holmes, Lasota, Littman and Solomon required the Company to make the following equity grants in 2013: RSUs covering 250,000 shares of Class A Common stock for Mr. Solomon, which vested in two equal installments on May 15, 2014 and April 29, 2015, and for each of Messrs. Holmes, Littman and Lasota, RSUs covering 150,000 shares of Class A common stock, which vested in three equal installments on May 15, 2013, May 15, 2014 and April 29, 2015.

•	The agreement with Mr. Cohen provides that, upon his termination of employment for any reason other than cause or by reason of death or disability, or upon his resignation for good reason (as such terms are defined in the agreement), which we refer to as an involuntary termination, he will be entitled to the following: (i) accrued obligations (earned but unpaid base salary and annual bonus), (ii) a lump sum cash payment equal to two times the sum of base salary plus the cash portion of annual bonus for the year prior to the year in which termination occurs, (iii) immediate vesting of outstanding equity awards, and (iv) all outstanding stock options will remain exercisable for the remainder of their respective terms (we refer to the benefits described in clauses (iii) and (iv) as the “Equity Benefits”). In the event that Mr. Cohen’s employment is terminated due to his death or disability, he or his estate will be entitled to the accrued obligations and the Equity Benefits. The employment agreement with Mr. Cohen does not contain any provisions that provide for payments to be made upon a change in control. Pursuant to his deferred cash award agreement, Mr. Cohen is entitled to immediate vesting of unvested deferred compensation in the event of a termination of employment without cause, a termination of employment due to death or disability, or a resignation within one year following a change in control if Mr. Cohen’s compensation or job responsibilities are materially reduced (as compared to his compensation and job responsibilities prior to the change in control).

•	The agreement with Mr. Solomon provides that, if Mr. Solomon’s employment is terminated by us without cause (including a decision by us not to renew the employment agreement upon the expiration of the then-current term), by Mr. Solomon for good reason, or as a result of Mr. Solomon’s death or disability (as such terms are defined in the agreement), Mr. Solomon will, subject to his execution of a general release in our favor, be entitled to the following: (i) any unpaid annual bonus with respect to the previous completed fiscal year, (ii) a prorated annual bonus for the fiscal year of termination, calculated based on the average bonus paid for the two years immediately preceding the year of termination and the timing of such termination, (iii) in the case of a termination by us without cause or by Mr. Solomon for good reason only, a lump sum cash payment in an amount equal to two and one-half times the sum of his base salary and the average annual bonus paid for the two years immediately preceding his termination, provided that the payment under clause (iii) will not be less than $3,250,000 and not more than $5,000,000, (iv) immediate vesting of all equity awards and unvested deferred compensation, and (v) a cash payment equal to 24 months’ COBRA premiums. In the event that Mr. Solomon breaches the restrictive covenants described below following a termination of his employment, he will be required to repay any payments or benefits received in connection with such termination.

•	The agreements with Messrs. Holmes, Lasota and Littman provide that, if the applicable executive’s employment is terminated by us without cause (including a decision by us not to renew the employment agreement upon the expiration of the then-current term), by the executive for good reason, or as a result of the executive’s death or “disability” (as such terms are defined in the agreements), each executive will, subject to his execution of a general release in our favor, be entitled to the following: (i) any unpaid annual bonus with respect to the previous completed fiscal year, (ii) a prorated annual bonus for the fiscal year of termination, calculated based on the average bonus paid for the two years immediately preceding the year of termination and the timing of such termination, (iii) in the case of a termination by us without cause or by the executive for good reason only, a lump sum cash payment in an amount equal to one and one-half times the average amount of compensation reflected on the executive’s Form W-2 from the Company for the two years immediately preceding his termination, provided that the payment under clause (iii) will not be more than $1,500,000, and provided further, that if such termination occurs in connection with or following a change in control (as defined in the agreement), instead of the lump sum cash payment described above, the executive shall be entitled to a lump sum cash payment in an amount equal to two and one-half times the average amount of compensation reflected on the executive’s Form W-2 from the Company for the two years immediately preceding such termination, provided that such lump sum cash payment will not be more than $2,500,000, (iv) immediate vesting of all equity awards and unvested deferred compensation, and (v) a cash payment equal to 24 months’ COBRA premiums. In the event that the executive breaches the restrictive covenants described below following a termination of his employment, he will be required to repay any payments or benefits received in connection with such termination.

•	The agreements with Messrs. Holmes, Lasota, Littman and Solomon provide that, in the event that the executive retires after attaining age 57.5 (or age 55, in the case of Mr. Solomon) and provides the

Company with at least 90 days’ advance notice, all outstanding equity awards and unvested deferred compensation then held by the executive will continue to vest in accordance with their terms as if the executive had continued to be an active employee of the Company, provided he does not engage in competitive activity at any time prior to the applicable vesting date and refrains from interfering with the Company’s employees and customers for 12 months following his retirement.

•	The agreements with Messrs. Holmes, Lasota, Littman and Solomon contain customary confidentiality and invention assignment covenants, as well as an indefinite mutual non-disparagement covenant. In addition, these executives have agreed not to compete with, or solicit customers or employees of, the Company during the term of the employment agreement and for a period of 120 days (or 180 days, in the case of Mr. Solomon) thereafter. Mr. Cohen is subject to non-competition and non-solicitation obligations during employment, and non-solicitation obligations for one year following a termination of employment for any reason.

2010 Equity and Incentive Plan

Effective as of June 7, 2010, the Company adopted the 2010 Plan.

The 2010 Plan initially reserved 7,500,000 shares of Class A common stock for delivery to participants and their beneficiaries under the 2010 Plan, subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off, or other similar change in capitalization or event. Additionally, commencing on January 1, 2011 and on the first day of each fiscal year of the Company thereafter during the term of the 2010 Plan, additional shares of Class A common stock representing seven and one-half percent (7.5%) of our shares of Class A common stock outstanding on such date, less shares then available for issuance under the 2010 Plan, will automatically become available for grant or settlement of awards. Shares delivered under the 2010 Plan may be either treasury shares or newly issued shares. For purposes of determining the remaining ordinary shares available for grant under the 2010 Plan, if any shares subject to an award are forfeited, cancelled, exchanged, or surrendered, or if an award terminates or expires without a distribution of shares, those shares will again be available for issuance under the 2010 Plan. However, shares of stock that are exchanged by a grantee or withheld by us as full or partial payment in connection with any award under the 2010 Plan, as well as any shares of stock exchanged by a grantee or withheld by us to satisfy the tax withholding obligations related to any award under the 2010 Plan, will not be available for subsequent awards under the 2010 Plan.

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

Outstanding Equity Awards at 2015 Fiscal Year End

The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2015.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested ($)(1)
Peter A. Cohen
2012 Award(2)	—	—	—	—	191,572	733,721
2013 Award(3)	—	—	—	—	409,092	1,566,822
2014 Award(4)	—	—	—	—	458,805	1,757,223
Jeffrey M. Solomon
2011 Award (5)	—	—	—	—	15,392	58,951
2012 Award(6)	—	—	—	—	269,797	1,033,323
2013 Award(3)	—	—	—	—	310,607	1,189,625
2014 Award(4)	—	—	—	—	371,323	1,422,167
Stephen A. Lasota
2011 Award(5)	—	—	—	—	10,496	40,200
2012 Award(6)	—	—	—	—	62,262	238,463
2012 SAR Award (7)	0	100,000	$2.90	3/15/2018	—	—
2013 Award(3)	—	—	—	—	50,001	191,504
2014 July Award(8)	—	—	—	—	40,000	153,200
2014 Award(4)	—	—	—	—	74,283	284,504
John Holmes
2011 Award(5)	—	—	—	—	10,496	40,200
2012 Award(6)	—	—	—	—	62,262	238,463
2012 SAR Award (7)	0	100,000	$2.90	3/15/2018	—	—
2013 Award(3)	—	—	—	—	50,001	191,504
2014 July Award(8)	—	—	—	—	40,000	153,200
2014 Award(4)	—	—	—	—	74,283	284,504
Owen S. Littman
2011 Award(5)	—	—	—	—	10,496	40,200
2012 Award(6)	—	—	—	—	62,262	238,463
2012 SAR Award (7)	0	100,000	$2.90	3/15/2018	—	—
2013 Award(3)	—	—	—	—	50,001	191,504
2014 July Award(8)	—	—	—	—	40,000	153,200
2014 Award(4)	—	—	—		74,283	284,504

(1)	The values in the column are based on the $3.83 closing price of our Class A common stock on the NASDAQ Global Market on December 31, 2015.

(2)	RSUs awarded on March 15, 2013 commenced vesting with respect to 25% on June 1, 2014, 25% on June 1, 2015 and 50% on June 1, 2016.

(3)	RSUs awarded on February 28, 2014 commenced vesting with respect to 10% on May 15, 2015, 30% on May 15, 2016, 30% on May 15, 2017 and 30% on May 15, 2018.

(4)	RSUs awarded on March 19, 2015 will vest with respect to 25% on March 10, 2016, 25% on March 10, 2017, 25% on March 10, 2018 and 25% on March 10, 2019.

(5)	RSUs awarded on February 24, 2012 commenced vesting with respect to 12.5% on August 15, 2012, 12.5% on March 10, 2013, 25% on March 10, 2014, 25% on March 10, 2015 and 25% on March 10, 2016.

(6)	RSUs awarded on March 1, 2013 commenced vesting with respect to 10% on May 15, 2014, 25% on May 15, 2015, 25% on May 15, 2016 and 40% on May 15, 2017.

(7)	Stock appreciation rights (“SARs”) awarded on March 15, 2013 will vest on March 15, 2018.

(8)	RSUs awarded on July 28, 2014 will vest on June 10, 2019.

Option Exercises and Stock Vested

The following table sets forth certain information concerning stock vested during the year ended December 31, 2015. No stock options were exercised by any of the named executive officers in 2015.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
Peter A. Cohen	141,239	825,210
Jeffrey M. Solomon	278,670	1,561,050
Stephen A. Lasota	119,995	685,749
John Holmes	119,995	685,749
Owen S. Littman	119,995	685,749

(1)	The value realized upon vesting of the stock awards is based on the $5.24 closing sale price of our Class A common stock on March 10, 2015, the $5.77 closing sale price of our Class A common stock on April 29, 2015, the $5.49 closing sale price of our Class A common stock on May 15, 2015 and the $6.01 closing sale price of our Class A common stock on June 1, 2015, the applicable vesting dates of the awards.

Potential Payments Upon Termination or Change in Control

Pursuant to the employment agreements with our named executive officers, upon certain terminations of employment or a change in control of the Company, our named executive officers are entitled to certain payments of compensation and benefits as described above under “Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements.” The table below reflects the amount of compensation and benefits that would have been payable to each named executive officer in the event that the named executive officer had experienced the following events as of December 31, 2015: (i) a termination for cause or resignation, or voluntary termination, (ii) involuntary termination, (iii) an involuntary termination that occurs in connection with a change in control, (iv) termination by reason of an executive’s death, or (v) termination by reason of an executive’s disability.

		Triggering Events
Name	Type of Payment	Voluntary Termination ($)	Involuntary Termination ($)		Involuntary Termination in Connection with a Change in Control (6) ($)		Death ($)		Disability ($)
Peter A. Cohen	Cash Severance(1)	0	5,946,697		5,946,697		1,046,697		1,046,697
	Equity Acceleration(2)	0	4,057,766		4,057,766		4,057,766		4,057,766
	Total	0	10,004,463		10,004,463		5,104,463		5,104,463

Jeffrey M. Solomon	Cash Severance(3)	0	9,165,826		9,165,826		4,278,506		4,278,506
	Equity Acceleration(2)	0	3,704,066		3,704,066		3,704,066		3,704,066
	Total	0	12,869,892		12,869,892		7,982,572		7,982,572

Stephen A. Lasota	Cash Severance	0	3,146,609	(4)	4,146,609	(5)	1,560,484	(4)	1,560,484	(4)
	Equity Acceleration(2)	0	907,871		907,871		907,871		907,871
	Total	0	4,054,480		5,054,480		2,468,355		2,468,355

John Holmes	Cash Severance	0	3,163,779	(4)	4,163,779	(5)	1,577,654	(4)	1,577,654	(4)
	Equity Acceleration(2)	0	907,871		907,871		907,871		907,871
	Total	0	4,071,649		5,071,649		2,485,525		2,485,525

Owen S. Littman	Cash Severance	0	3,146,609	(4)	4,146,609	(5)	1,560,484	(4)	1,560,484	(4)
	Equity Acceleration(2)	0	907,871		907,871		907,871		907,871
	Total	0	4,054,480		5,054,480		2,468,355		2,468,355

(1)	Includes the value of a cash payment equal to two times the sum of 2014 base salary ($1,900,000) plus the cash portion of 2014 annual bonus and the value of acceleration of unvested deferred cash compensation ($1,046,697, including interest accrued through December 31, 2015) of which is payable to Mr. Cohen pursuant to the terms of his employment agreement and deferred cash award agreement. Had Mr. Cohen experienced a termination by reason of death or disability, he would have been entitled to the value of acceleration of unvested deferred cash compensation ($1,046,697, including interest accrued through December 31, 2015).

(2)	Includes the value of acceleration of all unvested shares of restricted stock and SARs awards, based on a per share price of $3.83 per share, which was the closing price of our Class A common stock on the NASDAQ Global Market on December 31, 2015. Pursuant to their employment agreements, the executives are entitled to immediate vesting of outstanding equity awards upon an involuntary termination or a termination by reason of death or disability. In addition, pursuant to the terms of the applicable award agreements, unvested equity awards will vest in the event that a change in control occurs and, following such change in control, the executive’s compensation or job responsibilities are reduced materially or the equity securities of the Company cease to trade on a national securities exchange.

(3)	Includes the value of a cash payment equal to the sum of (i) the average of Mr. Solomon’s 2013 and 2014 annual bonus ($3,598,969), (ii) two and one-half times the sum of Mr. Solomon’s 2013 base salary ($950,000) and the average of the cash portion of Mr. Solomon’s 2013 and 2014 annual bonus (subject to a $3.25 million minimum and a $5 million limit), (iii) a cash payment equal to 24 months of COBRA premiums, and (iv) the value of acceleration of unvested deferred cash compensation ($524,030, including interest accrued through December 31, 2015), which is payable to Mr. Solomon pursuant to the terms of his employment agreement. Mr. Solomon is not entitled to enhanced cash severance payments if his employment is involuntarily terminated in connection with or following a change in control. Had Mr. Solomon experienced a termination by reason of death or disability, he would have been entitled to a cash payment equal to the sum of the amounts described under clauses (i), (iii), and (iv) above.

(4)	Includes the value of a cash payment equal to the sum of (i) the average of the 2013 and 2014 annual bonus ($1,208,890) for Messrs. Lasota, Holmes and Littman), (ii) one and one-half times the average of 2013 and 2014 compensation for each of Mr. Lasota, Mr. Holmes and Mr. Littman as reported on Form W-2 (subject to a $1.5 million limit), (iii) a cash payment equal to 24 months of COBRA premiums ($57,099 for Mr. Lasota, $57,099 for Mr. Littman and $62,612 for Mr. Holmes), and (iv) the value of acceleration of unvested deferred cash compensation ($392,277 for each of Mr. Lasota, Mr. Holmes and Mr. Littman, including interest accrued through December 31, 2015), which is payable to Messrs. Holmes, Lasota and Littman pursuant to the terms of their employment agreements. Had Mr. Holmes, Lasota or Mr. Littman experienced a termination by reason of death or disability, each executive would have been entitled to a cash payment equal to the sum of the amounts described under clauses (i), (iii), and (iv) above.

(5)	Includes the value of the same cash severance payments that would have been payable to Messrs. Holmes, Lasota and Littman in connection with an involuntary termination of employment (as described above), except that the applicable multiplier for average W-2 compensation will be two and one-half times instead of one and one-half times, and the applicable limit will be $2.5 million instead of $1.5 million. Pursuant to their employment agreements, Messrs. Holmes, Lasota and Littman will be entitled to receive this enhanced cash severance payment in the event of an involuntary termination of employment in connection with or following a change in control. In addition, pursuant to the terms of the applicable award agreements, each executive’s unvested deferred cash compensation will vest in the event that a change in control occurs and, following such change in control, the executive’s compensation or job responsibilities are reduced materially or the equity securities of the Company cease to trade on a national securities exchange.

(6)	Under the employment agreements with Messrs. Lasota, Holmes, Littman and Solomon, severance payable following a change in control would have been subject to a so-called “modified golden parachute cutback” provision pursuant to which “excess parachute payments” would be reduced to the extent such reduction would result in greater after-tax benefits.

COMPENSATION PROGRAM FOR NON-EMPLOYEE DIRECTORS FOR 2015

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2015.

Director Compensation Table

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total
Katherine E. Dietze	87,500	87,500	175,000
Steven Kotler	77,500	77,500	155,000
Jerome S. Markowitz(2)	—	205,000	205,000
Jack H. Nusbaum(2)	—	150,000	150,000
Douglas A. Rediker(3)	93,750	93,750	187,500
Joseph R. Wright(2)	—	150,000	150,000

(1)	Represents the aggregate grant date fair value calculated in accordance with generally accepted accounting principles, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note it its financial statements included in the Form 10-K, as filed with the SEC. As of December 31, 2015, all outstanding stock awards held by our directors were fully vested.

(2)	In 2015, Messrs. Markowitz, Nusbaum and Wright elected to receive 100% of their director compensation in restricted stock units (“RSUs”). Please see “Narrative Disclosure Relating to Director Compensation Table” below for additional information regarding non-employee director compensation in 2015.

(3)	Mr. Rediker was appointed to the Board in April 2015.

Narrative Disclosure Relating to Director Compensation Table

In 2015, each of our directors received annual compensation of $150,000. Our lead director, Mr. Markowitz, received additional compensation of $50,000. The Chair of each of the Compensation Committee, Mr. Markowitz, and the Nominating and Corporate Governance Committee, Mr. Kotler, received additional compensation of $5,000 per annum and the Chair of the Audit Committee, Ms. Dietze, received additional compensation of $25,000 per annum. For 2015, a minimum of 50% of director’s compensation was paid in the form of restricted stock units (“RSUs”). In addition, each director was entitled to elect to receive any amount in excess of 50% of 2015 compensation in the form of RSUs. The RSUs were valued using the volume-weighted average price for the quarter ended March 31, 2016. RSUs are vested and not subject to forfeiture; however, except in the event of death, the underlying shares of Cowen Group, Inc. Class A common stock will not be delivered to the holder for at least one year from the date of grant. These equity awards are intended to further align the interests of our directors with those of our stockholders. Directors who also are employed as executive officers of the Company receive no additional director compensation.

The Company’s stock ownership guidelines require each non-employee director to hold Company stock or RSUs that have a value equal to at least three times the amount of annual fees they receive (excluding committee chair fees) within five years of being appointed to the Board. All of our non-employee directors are in compliance with the Company’s stock ownership guidelines. Mr. Rediker, who was appointed to the Board in 2015 has four years to comply with the ownership guidelines.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of non-employee directors, none of whom has ever been an officer or employee of the Company and none of whom had any related person transaction involving the Company. None of our executive officers (1) served as a member of the board of directors or compensation committee of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (2) served as a member of the compensation committee of any other entity that had one or more of its executive officers serving as a member of our Board during 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Directors, Nominees and Executive Officers

The following table shows how many shares of our Class A common stock were beneficially owned as of April 26, 2016, by each of our directors and named executive officers and by all of our directors and named executive officers as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment power with respect to the shares owned by them.

	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors:
Peter A. Cohen	3,218,495		3.0%
Katherine E. Dietze	48,030	(1)	*
Steven Kotler	10,000	(2)	*
Jerome S. Markowitz	413,148	(3)	*
Jack H. Nusbaum	233,445	(4)	*
Douglas A. Rediker	0	(5)	*
Jeffrey M. Solomon	1,052,778		*
Joseph R. Wright	103,217	(6)	*
John Holmes	257,825		*
Stephen A. Lasota	388,743		*
Owen S. Littman	262,867		*
All directors and executive officers as a group (12 persons)	5,242,998		4.9%

*	corresponds to less than 1% of Cowen Group Class A common stock
(1)	The amount presented does not include 112,308 fully-vested RSUs that will be delivered to Ms. Dietze upon her retirement from the Board.
(2)	The amount presented does not include 115,350 fully-vested RSUs that will be delivered to Mr. Kotler upon his retirement from the Board.
(3)	The amount presented does not include 42,307 fully-vested RSUs that will be delivered to Mr. Markowitz upon the one-year anniversary of the grant date.
(4)	The amount presented does not include 30,957 fully-vested RSUs that will be delivered to Mr. Nusbaum upon the one-year anniversary of the grant date.
(5)	The amount presented does not include 19,348 fully-vested RSUs that will be delivered to Mr. Rediker upon his retirement from the Board.
(5)	The amount presented does not include 177,301 fully-vested RSUs that will be delivered to Mr. Wright upon his retirement from the Board.

Beneficial Owners of More than Five Percent of Our Class A common stock

Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as of April 26, 2016, the persons known by us to be beneficial owners of more than 5% of our Class A common stock were as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Ariel Investments, LLC(1) 200 East Randolph Drive Suite 2900 Chicago, IL 60601	11,318,713	10.66%
Fine Capital Partners, L.P.(2) 590 Madison Avenue, 27th floor New York, NY 10022	9,948,463	9.37%
Zazove Associates, LLC(3) 1001 Tahoe Boulevard Incline Village, NV 89451	9,072,560	8.54%
BlackRock, Inc.(4) 55 East 52nd Street New York, NY 10055	7,537,972	7.10%
The Vanguard Group(5) 100 Vanguard Boulevard Malvern, PA 19355	6,878,275	6.48%
Lazard Asset Management LLC(6) 30 Rockefeller Plaza New York, NY 10112	5,750,000	5.41%

(1)	This information is based on a Schedule 13G filed with the SEC on March 9, 2016 by Ariel Investments, LLC.
(2)	This information is based on a Schedule 13G filed with the SEC on February 16, 2016 by Fine Capital Partners, L.P.
(3)	This information is based on a Schedule 13G filed with the SEC on February 8, 2016 by Zazove Associates, LLC.
(4)	This information is based on a Schedule 13G filed with SEC on January 26, 2016 by BlackRock, Inc. The beneficial ownership indicated above represents the aggregate beneficial ownership of BlackRock, Inc., and its subsidiaries, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management, LLC.
(5)	This information is based on a Schedule 13G filed with the SEC on February 10, 2016 by the Vanguard Group.
(6)	This information is based on a Schedule 13G filed with the SEC on February 5, 2016 by Lazard Asset Management LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2015, the number of shares of our common stock to be issued upon exercise of outstanding options granted under our 2010, 2007 and 2006 Equity and Incentive Plans, the weighted-average exercise price of such options, and the number of shares remaining available for future issuance under the plans for all awards as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Shares in First Column)
Equity compensation plans approved by security holders	16,667	4.89	849,726
Equity compensation plans not approved by security holders	None	N/A	None

(1)	This number is based on the 47,710,380 shares authorized for issuance under the Company’s Equity and Incentive Plans as of December 31, 2015. In addition to the 16,667 shares to be issued upon the exercise of outstanding options to purchase our common stock, 15,116,737 shares of restricted stock, common stock and RSUs were issued under the plans and were outstanding as of December 31, 2015. All of the 849,726 shares available for future issuance under the plans as of December 31, 2015, may be granted in the form of restricted stock, RSUs, options or another equity-based award authorized under the plans. On January 1, 2016, 7,873,991 million were added to the shares available under the 2010 Plan to bring the total equal to 7.5% of the Company’s outstanding shares of stock. As of April 26, 2016, we had 1,132,085 shares remaining under the equity plans, which exclude shares reserved for issuance based on certain performance criteria in existing agreements.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

Under applicable Nasdaq Stock Market rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Corporate Governance Guidelines require that a majority of the Board be composed of directors who meet the independence criteria establish by NASDAQ Stock Market, Inc. Marketplace Rules. Under applicable NASDAQ Stock Market rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making its determination, the Board considers all relevant facts and circumstances, both with respect to the director and with respect to any persons or organizations with which the director has an affiliation, including immediate family members.

Our Board has determined that none of Ms. Dietze, nor Messrs. Kotler, Markowitz, Nusbaum, Rediker or Wright currently has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

Messrs. Cohen and Solomon cannot be considered independent directors under NASDAQ Stock Market rules because Mr. Cohen is employed as our Chief Executive Officer and Mr. Solomon is employed as our President and as Chief Executive Officer of Cowen and Company, our broker-dealer subsidiary. Therefore, the Board of Directors has determined that six of our eight director nominees are independent.

Related Transactions Involving Our Executive Officers

Side-by-Side Investments

To the extent permissible by applicable law, our executive officers, directors and certain eligible employees, as well as such individuals’ immediate family members and other investors they refer to us, have historically been permitted to invest their own capital either directly in, or in side-by-side investments or managed accounts with, our alternative investment management funds and certain proprietary investment vehicles established by our broker-dealer segment. Side-by-side investments are investments in assets substantially similar to the investments of the applicable fund and the managed accounts are accounts that invest in the asset classes covered by our alternative investment business. Direct investment in managed accounts or side-by-side investments with, our funds by such individuals are generally made on the same terms and conditions as the investments made by other third party investors in the funds, except that such investments are subject to discounted management and performance fees.

Employment Arrangements

Andrew Cohen, the son of Peter A. Cohen, is a Managing Director of Ramius, and earned approximately $2,134,409 in 2015. Kyle Solomon, the brother of Jeffrey M. Solomon, is a Managing Director of Cowen and Company and earned approximately $1,014,109 in 2015.

Review and Approval of Transactions with Related Persons

To minimize actual and perceived conflicts of interests, our board of directors has adopted a written policy governing transactions in which the Company is a participant, the aggregate amount involved is reasonably expected to exceed $120,000, and any of the following persons has or may have a direct or indirect material interest in the transaction: (a) our executive officers, directors (including nominees) and certain other highly compensated employees, (b) stockholders who own more than 5% of our Class A common stock, and (c) any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law or person (other than a tenant or employee) sharing the same household of any person described in (a) or (b) above. These transactions will be considered “related person transactions.”

Unless exempted from such policy as described below, the policy requires that related person transactions must be reported to our General Counsel or Chief Compliance Officer who will then submit the related person transaction for review by our Audit Committee. The Audit Committee will review all relevant information available to it and will approve or ratify only those related person transactions that it determines are not inconsistent with the best interests of the Company. If our General Counsel or Chief Compliance Officer determines that advance approval of a related person transaction is not practicable under the circumstances, the Audit Committee will review, and, in its discretion, may ratify the related person transaction at its next meeting, or at the next meeting following the date that the related person transaction comes to the attention of our General Counsel or Chief Compliance Officer. However, the General Counsel or Chief Compliance Officer may present a related person transaction that arises between Audit Committee meetings to the Chair of the Audit Committee, who will review and may approve the related person transaction, subject to the Audit Committee’s ratification at its next meeting.

It is anticipated that any related person transaction previously approved by the Audit Committee or otherwise already existing that is ongoing will be reviewed annually by the Audit Committee to ensure that such transaction has been conducted in accordance with the previous approval granted by the Audit Committee, if any, and that all required disclosures regarding the related person transaction are made.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Other Matters

The following table presents the aggregate fees billed for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2015 and December 31, 2014.

	2015	2014
Audit Fees(1)	$4,686,513	$4,219,480
Audit-Related Fees(2)	169,960	176,259
Tax Fees(3)	502,237	506,611
Total	$5,358,710	$4,902,350

(1)	Audit fees for the year ended December 31, 2015, consisted of fees billed for the integrated audit of our financial statements, statutory audits of certain consolidating entities and subsidiaries,

including audits of acquisitions by the Company during the year, and quarterly reviews of our financial statements.

(2)	Audit-Related Fees consisted of fees for services that are reasonably related to the performance of the audit and the review of our financial statements and that are not reported under “Audit Fees.” Audit-Related fees consisted primarily of fees billed for accounting advisory services, procedures performed for SSAE 16 reports and due diligence services.
(3)	Tax fees consisted of fees for tax compliance and tax advisory services related to the Company and certain consolidating entities and subsidiaries.

Auditor Services Pre-Approval Policy

The Audit Committee has adopted an Audit Committee Policy Regarding Outside Auditor Services which includes a pre-approval policy that applies to services performed for the Company by our independent registered public accounting firm. In accordance with this policy, we may not engage our independent registered public accounting firm to render any audit or non-audit service unless the service was approved in advance by the Audit Committee or the engagement is entered into pursuant to the pre-approval policies and procedures described below. However, no pre-approval is required with respect to services (other than audit, review or attest services) if (i) the aggregate amount of all such services is no more than 5% of the total amount paid by us to the independent registered public accounting firm during the fiscal year in which the services are provided, (ii) such services were not recognized at the time of engagement to be non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and approved by either the Audit Committee or the Chair of the Audit Committee prior to completion of the audit. During the 2014 fiscal year, no fees were approved by the Audit Committee pursuant to this exemption.

The pre-approval policy delegates to the Chair of the Audit Committee the authority to pre-approve any audit or non-audit services, provided that any approval by the Chair is reported to the Audit Committee at the Audit Committee’s next regularly scheduled meeting. The Audit Committee may also pre-approve services that are expected to be provided to the Company by the independent registered public accounting firm during the next 12 months and at each regularly scheduled meeting of the Audit Committee, management or the independent registered public accounting firm must report to the Audit Committee each service actually provided to the Company pursuant to the pre-approval.

Our Audit Committee has determined that the provision of the non-audit services described in the table above was compatible with maintaining the independence of our independent registered public accounting firm. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the registered public accounting firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K/A:

3.	Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit No.	Description

31.5	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.6	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

By:	/s/ Peter A. Cohen
Name: Peter A. Cohen
Title: Chief Executive Officer

Dated: April 29, 2016

Exhibit Index

Exhibit No.	Description

31.5	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.6	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002