Form 10-Q
period 2016-03-31
COWEN GROUP, INC.
filed 2016-05-02
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
As of April 29, 2016 there were 106,206,765 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended March 31, 2016.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2016 and 2015. The Consolidated Financial Statements as of December 31, 2015 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of March 31, 2016	As of December 31, 2015
Assets
Cash and cash equivalents	$67,046	$158,485
Cash collateral pledged	10,157	10,085
Securities owned, at fair value	627,767	610,234
Receivable on derivative contracts, at fair value	45,725	39,618
Other investments	166,785	140,647
Receivable from brokers	122,542	117,757
Fees receivable, net of allowance	41,172	34,413
Due from related parties	34,395	39,659
Fixed assets, net of accumulated depreciation and amortization of $29,457 and $29,953, respectively	37,684	27,231
Goodwill	58,361	58,361
Intangible assets, net of accumulated amortization of $29,438 and $28,301, respectively	24,526	25,663
Deferred tax asset, net	146,459	143,560
Other assets	43,442	71,531
Consolidated Funds
Cash and cash equivalents	12,348	13,934
Securities owned, at fair value	40,523	32,000
Receivable on derivative contracts, at fair value	125	—
Other investments	394,478	263,818
Other assets	1,401	663
Total Assets	$1,874,936	$1,787,659
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$412,810	$257,159
Payable for derivative contracts, at fair value	25,134	21,183
Payable to brokers	23,837	131,789
Compensation payable	26,262	150,403
Notes payable and other debt	90,081	68,565
Convertible debt	124,251	122,401
Fees payable	1,746	5,638
Due to related parties	234	329
Accounts payable, accrued expenses and other liabilities	55,607	52,233
Consolidated Funds
Due to related parties	1	3
Contributions received in advance	2,600	850
Securities sold, not yet purchased, at fair value	1,367	—
Payable for derivative contracts, at fair value	2	—
Payable to brokers	2,315	—
Capital withdrawals payable	—	78
Accounts payable, accrued expenses and other liabilities	831	124
Total Liabilities	767,078	810,755
Commitments and Contingencies (Note 11)
Redeemable non-controlling interests	324,938	186,911
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of March 31, 2016 (aggregate liquidation preference of $120,750,000) and 120,750 shares issued and outstanding as of as of December 31, 2015 (aggregate liquidation preference of $120,750,000), respectively	1	1
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 142,716,734 shares issued and 106,078,205 outstanding as of March 31, 2016 and 140,120,392 shares issued and 105,604,658 outstanding as of December 31, 2015, respectively (including 497,570 restricted shares, respectively)	1,167	1,167
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	908,462	902,554
(Accumulated deficit) retained earnings	18,231	23,627
Accumulated other comprehensive income (loss)	(3)	—
Less: Class A common stock held in treasury, at cost, 36,638,529 and 34,515,734 shares, respectively	(144,938)	(137,356)
Total Stockholders' Equity	782,920	789,993
Total Liabilities and Stockholders' Equity	$1,874,936	$1,787,659
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Investment banking	$26,147	$65,233
Brokerage	50,935	35,454
Management fees	11,030	10,384
Incentive income	1,111	2,372
Interest and dividends	3,653	3,083
Reimbursement from affiliates	3,887	3,642
Other revenues	2,725	668
Consolidated Funds
Interest and dividends	1,076	244
Other revenues	475	14
Total revenues	101,039	121,094
Expenses
Employee compensation and benefits	63,181	95,864
Floor brokerage and trade execution	7,791	5,903
Interest and dividends	7,310	5,779
Professional, advisory and other fees	5,594	5,128
Service fees	2,184	1,886
Communications	4,139	3,642
Occupancy and equipment	8,005	6,828
Depreciation and amortization	3,067	2,138
Client services and business development	7,040	6,470
Other expenses	5,812	4,810
Consolidated Funds
Interest and dividends	1,120	209
Professional, advisory and other fees	302	90
Floor brokerage and trade execution	22	10
Other expenses	372	49
Total expenses	115,939	138,806
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	3,188	38,991
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	(2,692)	4,720
Net realized and unrealized gains (losses) on derivatives	3,102	397
Net gains (losses) on foreign currency transactions	(13)	(31)
Total other income (loss)	3,585	44,077
Income (loss) before income taxes	(11,315)	26,365
Income tax expense (benefit)	(3,320)	6,947
Net income (loss)	(7,995)	19,418
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(4,297)	2,720
Net income (loss) attributable to Cowen Group, Inc.	(3,698)	16,698
Preferred stock dividends	1,698	—
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(5,396)	$16,698
Weighted average common shares outstanding:
Basic	106,364	112,053
Diluted	106,364	118,590
Earnings (loss) per share:
Basic	$(0.05)	$0.15
Diluted	$(0.05)	$0.14
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015

Net income (loss)		$(7,995)		$19,418
Other comprehensive income (loss), net of tax:
Foreign currency translation	(3)		(2)
Total other comprehensive income, net of tax		(3)		(2)
Comprehensive income (loss)		$(7,998)		$19,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2015	105,604,658	$1,167	120,750	$1	$(137,356)	$902,554	$—	$23,627	$789,993	$186,911
Net income (loss)	—	—	—	—	—	—	—	(3,698)	(3,698)	(4,297)
Foreign currency translation	—	—	—	—	—	—	(3)	—	(3)	—
Capital contributions	—	—	—	—	—	—	—	—	—	217,633
Capital withdrawals	—	—	—	—	—	—	—	—	—	(2,267)
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(73,042)
Restricted stock awards issued	2,596,342	—	—	—		—	—	—	—	—
Purchase of treasury stock, at cost	(2,122,795)	—	—	—	(7,582)	—	—	—	(7,582)	—
Preferred stock dividends (See Note 13)	—	—	—	—	—	—	—	(1,698)	(1,698)	—
Income tax effect from share based compensation	—	—	—	—	—	(515)	—	—	(515)	—
Amortization of share based compensation	—	—	—	—	—	6,423	—	—	6,423	—
Balance, March 31, 2016	106,078,205	$1,167	$120,750	$1	$(144,938)	$908,462	$(3)	$18,231	$782,920	$324,938

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2014	111,691,199	$1,160	$—	$—	$(79,771)	$772,296	$17	$(16,027)	$677,675	$86,076
Net income (loss)	—	—	—	—	—	—	—	16,698	16,698	2,720
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	—	—	3,379
Capital withdrawals	—	—	—	—	—	—	—	—	—	(6,210)
Restricted stock awards issued	1,367,618	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,889,920)	—	—	—	(9,982)	—	—	—	(9,982)	—
Income tax effect from share based compensation	—	—	—	—	—	1,536	—	—	1,536
Amortization of share based compensation	—	—	—	—	—	4,162	—	—	4,162	—
Balance, March 31, 2015	111,168,897	$1,160	$—	$—	$(89,753)	$777,994	$15	$671	$690,087	$85,965
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(7,995)	$19,418
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,067	2,138
Amortization of debt issuance costs	291	291
Amortization of debt discount	1,665	1,524
Tax benefit (expense) from share-based payment arrangements	(515)	1,536
Share-based compensation	6,423	4,162
Deferred tax benefit	(2,384)	3,663
Deferred rent obligations	107	351
Net loss on disposal of fixed assets	—	31
Contingent liability adjustment	(2,135)	—
Purchases of securities owned, at fair value	(1,293,147)	(1,026,453)
Proceeds from sales of securities owned, at fair value	1,263,611	1,252,567
Proceeds from sales of securities sold, not yet purchased, at fair value	1,068,580	525,223
Payments to cover securities sold, not yet purchased, at fair value	(910,751)	(592,564)
Net (gains) losses on securities, derivatives and other investments	(2,836)	(38,661)
Consolidated Funds
Purchases of securities owned, at fair value	(7,355)	—
Proceeds from sales of securities owned, at fair value	878	—
Proceeds from sales of securities sold, not yet purchased, at fair value	2,049	—
Payments to cover securities sold, not yet purchased, at fair value	(855)	—
Purchases of other investments	(212,028)	(985)
Proceeds from sales of other investments	855	4,845
Net realized and unrealized (gains) losses on investments and other transactions	245	(4,769)
(Increase) decrease in operating assets:
Cash collateral pledged	(72)	(617)
Securities owned, at fair value, held at broker-dealer	8,004	13,164
Receivable on derivative contracts, at fair value	(6,106)	(7,076)
Securities borrowed	—	676,100
Receivable from brokers	(4,785)	(24,843)
Fees receivable, net of allowance	(6,759)	(19,588)
Due from related parties	5,264	2,377
Other assets	(11,257)	(3,565)
Consolidated Funds
Cash and cash equivalents	1,586	(142)
Receivable on derivative contracts, at fair value	(125)	—
Other assets	(738)	750
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	(6,141)	16,039
Payable for derivative contracts, at fair value	3,951	2,896
Securities loaned	—	(682,493)
Payable to brokers	(107,952)	(107,903)
Compensation payable	(128,152)	(70,004)
Fees payable	(3,892)	15,352
Due to related parties	(95)	(76)
Accounts payable, accrued expenses and other liabilities	3,841	(3,438)
Consolidated Funds
Contributions received in advance	1,750	—
Payable to brokers	2,314	—
Payable for derivative contracts, at fair value	2	—
Due to related parties	265	—
Accounts payable, accrued expenses and other liabilities	707	67
Net cash provided by / (used in) operating activities	$(340,620)	$(40,683)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Three Months Ended March 31,
(continued)	2016	2015
Cash flows from investing activities:
Purchases of other investments	$(16,187)	$(5,760)
Payment to acquire loan held for investment (see Note 18)	—	(15,000)
Proceeds from sales of other investments	5,937	35,050
Proceeds from loans held for investment	39,200	—
Purchase of fixed assets	(12,383)	(301)
Net cash provided by / (used in) investing activities	16,567	13,989
Cash flows from financing activities:
Borrowings on notes and other debt	22,072	2,140
Repayments on notes and other debt	(660)	(1,030)
Income tax effect from share-based payment arrangements	(515)	1,536
Purchase of treasury stock	(3,571)	(7,205)
Cash paid to acquire net assets (contingent liability payment)	—	(108)
Capital withdrawals to redeemable non-controlling interests in operating entities	(2,267)	(4,457)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	217,633	3,379
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(78)	(2,404)
Net cash provided by / (used in) financing activities	232,614	(8,149)
Change in cash and cash equivalents	(91,439)	(34,843)
Cash and cash equivalents at beginning of period	158,485	129,509
Cash and cash equivalents at end of period	$67,046	$94,666

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (see Note 13)	$4,012	$2,777
Preferred stock dividends declared (See Note 13)	$1,698	$—
Net assets of deconsolidated entities	$73,309	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, sales and trading and prime brokerage services through its two business segments: alternative investment and broker-dealer. The Company's alternative investment segment, includes hedge funds, private equity structures, registered investment companies and listed vehicles. The Company's broker-dealer segment offers research, sales and trading, prime brokerage and investment banking services to companies and primarily institutional investor clients. Our primary target sectors are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), and energy and transportation sectors.
2. Acquisitions and Divestitures
Acquisitions
During the year ended December 31, 2015, the Company completed two acquisitions. On September 1, 2015, the Company completed its acquisition of all of the outstanding interests in Concept Capital Markets, LLC ("Concept") offering prime brokerage services and outsourced trading. On October 1, 2015 the Company completed its acquisition of all of the outstanding interests in Conifer Securities, LLC ("Conifer") representing the prime brokerage services division of Conifer Financial Services LLC. Following the acquisitions Concept was renamed Cowen Prime Services LLC ("Cowen Prime") and Conifer was renamed Cowen Prime Services Trading LLC ("Cowen Prime Trading"). Both are registered broker-dealers (members Financial Industry Regulatory Authority "FINRA" and Securities Industry Protection Corporation "SIPC").
The acquisitions were accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). As such, the results of operations for Concept and Conifer are included in the accompanying condensed consolidated statements of operations since the dates of the respective acquisitions and the assets acquired, liabilities assumed and the resulting goodwill were recorded at their fair values within their respective line items on the accompanying condensed consolidated statement of financial condition.
The Company is currently in the process of finalizing the valuation for certain acquired assets of Concept and Conifer; therefore, the fair value measurements and goodwill are preliminary and subject to measurement period adjustments. The allocation of the purchase price to the net assets acquired will be finalized as necessary, up to one year after the acquisitions' respective closing dates, as the information becomes available. Both of the acquisitions were not deemed material individually but were material in the aggregate.
Included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016 are revenues of $11.4 million and net income of $1.8 million (excluding corporate allocated expenses) related to the Concept and Conifer combined results of operations.
The following unaudited supplemental pro forma information presents consolidated financial results for the three months ended March 31, 2015 as if the acquisitions were completed as of the beginning of that period. This supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisitions been completed on January 1, 2015, nor does it purport to be indicative of any future results.

For the three months ended March 31, 2015
(dollars in thousands, except per share data)
(unaudited)
Revenues	$132,363
Net income (loss) attributable to Cowen Group, Inc. common stockholders	16,547

Net income per common share:
Basic	$0.15
Diluted	$0.14

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. Significant Accounting Policies
a. Basis of Presentation
These unaudited condensed consolidated financial statements are prepared in accordance with US GAAP as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated on consolidation. Certain fund entities that are consolidated in these accompanying condensed consolidated financial statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to their specialized accounting.
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
The Company consolidates all entities that it controls through a majority voting interest or otherwise, including those funds in which the Company either directly or indirectly has a controlling financial interest. In addition, the Company consolidates all variable interest entities for which it is the primary beneficiary.
The Company adopted the new accounting pronouncement regarding consolidation accounting using the modified retrospective method with an effective adoption date of January 1, 2016. The modified retrospective method did not require the restatement of prior year periods. The adoption of the new accounting pronouncement also resulted in a reclassification of certain entities which were previously considered voting interest entities and will now be considered variable interest entities.
In accordance with these standards, the Company presently consolidates five funds for which it acts as the general partner and investment manager. As of March 31, 2016 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Ramius Archview Credit and Distressed Fund ("Archview Feeder Fund") and Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") (collectively the "Consolidated Funds").
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
Under US GAAP, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates all VOEs in which it owns a majority of the entity's voting shares or units.
In connection with the adoption, the Company reevaluated all of its investment products for consolidation. As of January 1, 2016, the Company deconsolidated Quadratic Fund LLC ("Quadratic LLC") as the Company did not hold a significant voting interest in the fund. For the three months ended March 31, 2016, the net income of Quadratic LLC were not material to the Company's condensed consolidated statements of financial condition or statements of operations. The adoption of the new accounting pronouncement also resulted in a reclassification of certain entities for which the Company was presumed to have control and will now be VIEs.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of March 31, 2016 and December 31, 2015, the total net assets of the consolidated VIEs were $452.1 million and $1.5 million, respectively. The VIEs act as investment managers or are investment companies that are managed by the Company. The VIEs are financed through their operations and/or loan agreements with the Company.
As of March 31, 2016 the Company holds variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) and Ramius Merger Master Fund Ltd ("Merger Master") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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
Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying condensed consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.
Other—If the Company does not consolidate an entity, apply the equity method of accounting or account for an investment under the cost method, the Company accounts for such entities (primarily, all securities of such entity which are bought and held principally for the purpose of selling them in the near term as trading securities) in accordance with US GAAP, at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), ATM Execution LLC ("ATM Execution"), Cowen International Limited ("CIL"), Ramius UK Ltd. ("Ramius UK"), Cowen Prime and Cowen Prime Trading apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

revised to reflect the shortened useful life of the asset. Other fixed assets are depreciated on a straight-line basis over their estimated useful lives.
Operating lease assets, related to our aviation business, are carried at cost less accumulated depreciation and are depreciated to estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Assets received at the end of the lease are marked to the lower of cost or fair value with the adjustment recorded in other income.

Asset	Depreciable Lives	Principal Method
Telephone and computer equipment	3-8 years	Straight-line
Computer software	3-7 years	Straight-line
Furniture and fixtures	5-8 years	Straight-line
Leasehold improvements	5-15 years	Straight-line
Capitalized lease asset	5 years	Straight-line
Airplanes	15-20 years	Straight-line
Modifications to airplanes	4-10 years	Straight-line

f.	Debt
Long-term debt is carried at the principal amount borrowed net of any discount/premium. The discount is accreted to interest expense using the effective interest method over the remaining life of the underlying debt obligations. Accrued but unpaid coupon interest is included in accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. The Company adopted a new accounting pronouncement, during the first quarter of 2016, which reclassified the unamortized debt issuance costs in our previously reported condensed consolidated statements of financial condition from other assets to a direct reduction from the carrying amount of the debt. Notes payable and other debt and convertible debt as of December 31, 2015 was previously presented as $195.7 million. Due to the retrospective application notes payable and other debt and convertible debt is now presented as $191.0 million as of December 31, 2015.
g.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of March 31, 2016 and December 31, 2015 is $11.9 million and $12.0 million, respectively. Deferred rent asset, included in other assets in the accompanying condensed consolidated statements of financial condition, as of March 31, 2016 and December 31, 2015 is $0.3 million and $0.3 million, respectively.
h.     Insurance-related contracts
Premiums for insurance-related contracts are earned over the coverage period. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly basis. For each of its contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with US GAAP. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract under the deposit method of accounting with any net amount receivable reflected as an asset in other assets, and any net amount payable reflected as a liability within accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition.
The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, including reported losses.  Estimated ultimate payment amounts are based upon (1) reports of losses from policyholders, (2) individual case estimates and (3) estimates of incurred but not reported losses.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Provisions for losses and loss adjustment expenses are charged to earnings after deducting amounts recovered and estimates of recoverable amounts and are included in other expenses on the condensed consolidated statements of operations.
Costs of acquiring new policies, which vary with and are directly related to the production of new policies, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting and are included within other assets on the condensed consolidated statements of financial condition.
i.    Recently issued accounting pronouncements
In March 2016, as part of its simplification initiative, the FASB issued a new accounting pronouncement which simplified the requirements for share based payments. The guidance among other things covers the income tax consequences and classification of excess tax benefit and tax withholding on the statement of cash flows. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on the Company’s financial condition, results of operations and cash flows.
In May 2014, the FASB issued guidance which amends and supersedes the revenue recognition requirements and most industry-specific guidance and creates a single source of revenue guidance.  The new guidance outlines the principles an entity must apply to measure and recognize revenue and related cash flows.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain non-financial assets. The guidance is effective for reporting periods beginning after December 15, 2017.  In July 2015, the FASB confirmed a deferral of the effective date by one year, with early adoption on the original effective date permitted.  In March and April 2016, the FASB issued new guidance to clarify the implementation guidance on principal versus agent considerations and identifying performance obligations and licensing implementation guidance.  The Company is currently evaluating the impact of this guidance on the Company’s financial condition, results of operations and cash flows.
In March 2016, as part of its simplification initiative, the FASB issued a new accounting pronouncement which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The guidance is effective prospectively for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on the Company’s financial condition, results of operations and cash flows.
In March 2016, the FASB issued two amendments relating to Derivatives and Hedging. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Second amendment relates to Contingent Put and call option in a debt instrument and clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts when assessed under the current guidance. For public business entities the guidance is effective for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and its disclosures.
In February 2016, the FASB issued guidance which amends and supersedes its previous guidance regarding leases. The new guidance requires the lessee to recognize the right to use assets and lease liabilities that arise from leases and present them in its statement of financial condition. The recognition of these lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial condition. For public business entities the guidance is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and its disclosures.
In January 2016, as a joint project with International Accounting Standards Board (IASB), the FASB issued a new accounting pronouncement to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in the update made improvements to US GAAP for equity investments and investments carried at

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
4. Cash Collateral Pledged
As of March 31, 2016 and December 31, 2015, the Company pledged cash collateral in the amount of $10.2 million and $10.1 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco (See Note 12).
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
As of March 31, 2016 and December 31, 2015, securities owned, at fair value consisted of the following:

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
U.S. Government securities (a)	$3,774	$3,016
Preferred stock (b)	23,696	25,563
Common stocks (b)	589,359	516,108
Convertible bonds (c)	250	819
Corporate bonds (d)	6,853	47,192
Warrants and rights	2,731	3,059
Mutual funds (e)	1,104	14,477
	$627,767	$610,234

(a)
As of March 31, 2016, maturities ranged from June 2016 to February 2017 with interest rates ranged between 0% to 5.95%. As of December 31, 2015, maturities ranged from January 2016 to August 2016 with interest rates ranged between 0% to 5.95%.

(b)
Included in preferred stocks and common stocks are investments in securities for which the Company has elected the fair value option with the fair value of $4.8 million and $2.7 million, respectively, at March 31, 2016 and $7.7 million and $7.4 million, respectively, at December 31, 2015. These investments were acquired in connection with merchant banking transactions.

(c)	As of March 31, 2016, the maturity was March 2018 with an interest rate of 8%. As of December 31, 2015, maturities ranged from July 2016 to March 2018 with interest rates ranged between 8% to 10.00%.

(d)
As of March 31, 2016, maturities ranged from August 2017 to February 2046 and interest rates ranged between 3.48% to 7.25%. As of December 31, 2015, maturities ranged from March 2016 to February 2046 and interest rates ranged between 3.25% to 9.00%.

(e)	Included in this amount as of December 31, 2015, are investments in affiliated funds of $13.4 million all of which was liquidated during the three months ended March 31, 2016.
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
Upon issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (See Note 12), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of March 31, 2016

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

at $20.9 million and is included in payable for derivative contracts in the accompanying condensed consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $20.9 million as of March 31, 2016 and is included in receivable on derivative contracts in the accompanying condensed consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 28,048,786 shares of the Company's Class A common stock and have an initial exercise price of $7.18 per share. The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of March 31, 2016		As of December 31, 2015
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$17,143	$1,289	$9,416	$189
Currency forwards	$56,569	154	$67,862	659
Equity swaps	$21,012	811	$118,488	2,327
Options other (a)	334,903	38,978	289,433	31,456
Foreign currency options	$280,507	4,493	$283,797	4,987
		$45,725		$39,618
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of March 31, 2016		As of December 31, 2015
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$15,401	$1,834	$11,995	$101
Currency forwards	$43,658	426	$44,156	463
Equity and credit default swaps	$7,236	156	$7,605	71
Options other (a)	15,775	22,718	16,632	20,548
		$25,134		$21,183
(a) Includes index, equity, commodity future and cash conversion options.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the gross and net derivative positions and the related offsetting amount, as of March 31, 2016 and December 31, 2015.

				Gross amounts not offset in the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of March 31, 2016
Receivable on derivative contracts, at fair value	$45,725	$—	$45,725	$—	$7,305	$38,420
Payable for derivative contracts, at fair value	25,134	—	25,134	—	582	24,552

As of December 31, 2015
Receivable on derivative contracts, at fair value	39,618	—	39,618	—	9,339	30,279
Payable for derivative contracts, at fair value	21,183	—	21,183	—	534	20,649

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $2.4 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 12) and exchange traded derivatives, the Company is required to post/receive collateral. As of March 31, 2016 and December 31, 2015, collateral consisting of $13.2 million and $27.1 million of cash, respectively, is included in receivable from brokers and payable to brokers on the accompanying condensed consolidated statements of financial condition. As of March 31, 2016 and December 31, 2015 all derivative contracts were with multiple major financial institutions.
Other investments
As of March 31, 2016 and December 31, 2015, other investments included the following:

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
(1) Portfolio Funds, at fair value	$118,599	$113,281
(2) Equity method investments	47,893	27,067
(3) Lehman claims, at fair value	293	299
	$166,785	$140,647

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of March 31, 2016 and December 31, 2015, included the following:

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$12,251	$12,127
HealthCare Royalty Partners II (a)(*)	7,176	6,006
Orchard Square Partners Credit Fund LP (b)	4,000	4,170
Starboard Value and Opportunity Fund LP (c)(*)	21,287	20,369
Starboard Partners Fund LP (d)(*)	9,396	14,036
Starboard Leaders Fund LP (e)(*)	1,209	1,080
Formation8 Partners Fund I, L.P. (f)	20,950	19,454
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.) (g)	1,733	1,101
RCG LV Park Lane LLC (h) (*)	575	809
RCGL 12E13th LLC (i) (*)	458	609
RCG Longview Debt Fund V, L.P. (i) (*)	18,170	18,147
RCG LPP SME Co-Invest, L.P. (j) (*)	2,468	2,468
Quadratic Fund LLC (k) (*)	4,865	—
Other private investment (l) (*)	7,534	6,909
Other affiliated funds (m)(*)	6,527	5,996
	$118,599	$113,281
* These portfolio funds are affiliates of the Company.
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted in Note 11.

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

(g)
Eclipse Ventures Fund I, L.P. (Formerly Formation8 Partners Hardware Fund I, L.P.) is a private equity fund which invests in early stage and growth hardware companies. Distributions will be made when the underlying investments are liquidated.

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

(k)	Quadratic Fund LLC permits redemptions on a 30 days prior written notice.

(l)	Other private investment represents the Company's closed end investment in a portfolio fund that invests in a wireless broadband communication provider in Italy.

(m)	The majority of these funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC. The operating agreement that governs the management of day-to-day operations and affairs of this entity stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in this entity requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist hedge funds and related managed accounts and c) Surf House Ocean Views Holdings, LLC which is a joint venture in a real estate development project. The Company recorded no impairment charges in relation to its equity method investments for the three months ended March 31, 2016 and 2015.
The following table summarizes equity method investments held by the Company:

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$331	$331
RCG Longview Debt Fund V Partners, LLC	5,278	4,655
HealthCare Royalty GP, LLC	999	989
HealthCare Royalty GP II, LLC	1,215	1,017
HealthCare Royalty GP III, LLC	86	88
HealthCare Overflow Fund GP, LLC	50	—
Surf House Ocean Views Holdings, LLC	13,000	—
Starboard Value LP	22,805	15,769
RCG Longview Management, LLC	710	656
RCG Urban American, LLC	120	120
RCG Urban American Management, LLC	379	379
RCG Longview Equity Management, LLC	114	114
Urban American Real Estate Fund II, LLC	1,211	1,211
RCG Kennedy House, LLC	359	304
Other	1,236	1,434
	$47,893	$27,067

As of March 31, 2016 and December 31, 2015, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $4.6 million and $14.2 million for the three months ended March 31, 2016 and 2015, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.

(3)	Lehman Claims, at fair value
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
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of March 31, 2016 and December 31, 2015, securities sold, not yet purchased, at fair value consisted of the following:

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
Common stocks	$412,750	$257,101
Corporate bonds (a)	60	58
	$412,810	$257,159

(a)	As of March 31, 2016 and December 31, 2015, the maturity was January 2026 with an interest rate of 5.55%.
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.4 billion and $1.0 billion as of March 31, 2016 and $3.1 billion and $473.3 million as of December 31, 2015, respectively. In addition, the maximum exposure relating to these variable interest entities as of March 31, 2016 was $483.8 million, and as of December 31, 2015 was $327.8 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

b.	Consolidated Funds
Securities owned, at fair value
As of March 31, 2016 and December 31, 2015, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
Preferred stock	$28,000	$32,000
Common stocks	7,100	—
Corporate bonds (a)	4,218	—
Term Loan	1,205	—
	$40,523	$32,000
(a) As of March 31, 2016, maturities ranged from March 2017 to May 2049 and interest rates ranged between 3.25% and 14.37%.
Securities sold, not yet purchased, at fair value
As of March 31, 2016, securities sold, not yet purchased, at fair value, held by the Consolidated Funds consisted of the following:

As of March 31, 2016
(dollars in thousands)
Common stocks	$352
Corporate bonds (a)	1,015
$1,367
(a) As of March 31, 2016, maturities ranged from September 2019 to March 2025 and interest rates ranged between 4.38% and 9.25%.
Receivable on derivative contracts
As of March 31, 2016, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

As of March 31, 2016
(dollars in thousands)
Currency forwards	$2
Equity swaps	61
Options	62
$125
Payable for derivative contracts, at fair value
As of March 31, 2016, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of currency forwards of $2.0 thousand.
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of March 31, 2016 and December 31, 2015, investments in Portfolio Funds, at fair value, included the following:

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
Investments of Enterprise LP	$113,696	$111,075
Investments of Merger Fund	280,782	74,348
Investments of Quadratic LLC	—	78,395
	$394,478	$263,818

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Consolidated portfolio fund investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $113.7 million and $111.1 million in Enterprise Master as of March 31, 2016 and December 31, 2015, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $280.8 million and $74.3 million in Merger Master as of March 31, 2016 and December 31, 2015, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Consolidated portfolio fund investments of Quadratic Fund LLC
Quadratic LLC operates under a “master-feeder” structure, whereby Quadratic Master Fund Ltd's ("Quadratic Master") shareholders are Quadratic Fund LLC and Quadratic Fund Ltd. The consolidated investments in Portfolio Funds include Quadratic Fund LLC's investment of $78.4 million in Quadratic Master as of December 31, 2015. Quadratic LLC was deconsolidated on January 1, 2016 (See Note 3). The Quadratic Master’s investment objective is to achieve attractive, risk-adjusted rates of return through the use of proprietary fundamental global macro and options/swaptions based strategies. Quadratic Master’s strategy is primarily executed via options and swaptions.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of March 31, 2016 and December 31, 2015, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were no indirect concentrations that exceed 5% of the Company's equity as of March 31, 2016 and December 31, 2015.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

underlying investments and derivatives held by Enterprise Master and Merger Master as of March 31, 2016 and December 31, 2015:
Securities owned by Enterprise Master, at fair value

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
Common stock	736	724
Preferred stock	1,478	1,484
Restricted stock	124	124
Rights	—	321
Trade claims	128	128
	$2,466	$2,781
Receivable/(Payable) on derivative contracts, at fair value, owned by Enterprise Master

	As of March 31, 2016	As of December 31, 2015
Description	(dollars in thousands)
Currency forwards	$—	$(4)
	$—	$(4)
Portfolio Funds, owned by Enterprise Master, at fair value

		As of March 31, 2016	As of December 31, 2015
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$7,407	$7,635
RCG Longview II, LP*	Real Estate	702	698
RCG Longview Debt Fund IV, LP*	Real Estate	3,042	3,577
RCG Soundview, LLC*	Real Estate	452	452
RCG Urban American Real Estate Fund, L.P.*	Real Estate	307	312
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	85,435	81,544
RCG Energy, LLC *	Energy	—	1,189
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	10,472	10,515
Other Real Estate Investments (*)	Real Estate	5,045	5,753
		$112,863	$111,676

*	Affiliates of the Company.
Merger Master
Securities owned by Merger Master, at fair value

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
Common stocks	$814,309	$157,429
Corporate bonds (a)	—	492
	$814,309	$157,921

(a)	As of December 31, 2015, the maturity was June 2024 with an interest rate of 5.25%.
Securities sold, not yet purchased, by Merger Master, at fair value
As of March 31, 2016 and December 31, 2015, Merger Master held common stock, sold not yet purchased, of $581.3 million and $73.8 million, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Receivable on derivative contracts, at fair value, owned by Merger Master

	As of March 31, 2016	As of December 31, 2015
Description	(dollars in thousands)
Options	$16,582	$1,275
Currency forwards	24	235
Equity swaps	1,289	1,001
	$17,895	$2,511
Payable for derivative contracts, at fair value, owned by Merger Master

	As of March 31, 2016	As of December 31, 2015
Description	(dollars in thousands)
Options	$1,293	$563
Currency forwards	21	—
Equity swaps	283	30
	$1,597	$593

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2016 and December 31, 2015:

	Assets at Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$3,774	$—	$—	$3,774
Preferred stock	6,669	3,381	13,646	23,696
Common stocks	580,184	2,910	6,265	589,359
Convertible bonds	—	—	250	250
Corporate bonds	—	6,853	—	6,853
Warrants and rights	226	—	2,505	2,731
Mutual funds	1,104	—	—	1,104
Receivable on derivative contracts, at fair value
Futures	1,289	—	—	1,289
Currency forwards	—	154	—	154
Equity swaps	—	811	—	811
Options	16,238	6,341	20,892	43,471
Other investments
Lehman claim	—	—	293	293
Consolidated funds
Securities owned
Preferred stock	—	—	28,000	28,000
Common stocks	806	6,294	—	7,100
Corporate Bonds	—	4,218	—	4,218
Term Loan	—	1,205	—	1,205
Receivable on derivative contracts, at fair value
Currency forwards	—	2	—	2
Equity swaps	—	61	—	61
Options	46	16	—	62
	$610,336	$32,246	$71,851	$714,433
Percentage of total assets measured at fair value	85.4%	4.5%	10.1%
Portfolio funds measured at net asset value (a)				118,599
Consolidated funds' portfolio funds measured at net asset value (a)				394,478
Equity method investments				47,893
Total investments				$1,275,403

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stocks	$412,750	$—	$—	$412,750
Corporate bonds	—	60	—	60
Payable for derivative contracts, at fair value
Futures	1,834	—	—	1,834
Currency forwards	—	426	—	426
Equity and credit default swaps	—	156	—	156
Options	1,826	—	20,892	22,718
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	8,293	8,293
Consolidated funds
Securities sold, not yet purchased
Common stocks	352	—	—	352
Corporate bonds	—	1,015	—	1,015
Payable for derivative contracts, at fair value
Currency forwards	—	2	—	2
	$416,762	$1,659	$29,185	$447,606
Percentage of total liabilities measured at fair value	93.1%	0.4%	6.5%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during 2012 and the third and fourth quarter of 2015, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the periods ended August 2016, December 2020, and December 2018, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of March 31, 2016 can range from $0.1 million to $8.6 million.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$3,016	$—	$—	$3,016
Preferred stock	7,891	4,800	12,872	25,563
Common stocks	505,303	7,527	3,278	516,108
Convertible bonds	—	—	819	819
Corporate bonds	—	47,192	—	47,192
Warrants and rights	487	—	2,572	3,059
Mutual funds	14,477	—	—	14,477
Receivable on derivative contracts, at fair value
Futures	189	—	—	189
Currency forwards	—	659	—	659
Equity swaps	—	2,327	—	2,327
Options	11,895	6,354	18,194	36,443
Other investments
Lehman claim	—	—	299	299
Consolidated funds
Preferred stock	—	—	32,000	32,000
	$543,258	$68,859	$70,034	$682,151
Percentage of total assets measured at fair value	79.6%	10.1%	10.3%
Portfolio funds measured at net asset value (a)				113,281
Consolidated funds' portfolio funds measured at net asset value (a)				263,818
Equity method investments				27,067
Total investments				$1,086,317

	Liabilities at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$257,101	$—	$—	$257,101
Corporate bonds	—	58	—	58
Payable for derivative contracts, at fair value
Futures	101	—	—	101
Currency forwards	—	463	—	463
Equity and credit default swaps	—	71	—	71
Options	2,354	—	18,194	20,548
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	6,158	6,158
	$259,556	$592	$24,352	$284,500
Percentage of total liabilities measured at fair value	91.2%	0.2%	8.6%
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The following table includes a rollforward of the amounts for the three months ended March 31, 2016 and 2015, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended March 31, 2016
	Balance at December 31, 2015	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2016	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,872	$—	$—		$—	$(218)	$992	$13,646	$566
Common stocks	3,278	—	—		1,069	—	1,918	6,265	2,054
Convertible bonds	819	—	—		—	(569)	—	250	—
Options, asset	18,194	—	—		—	—	2,698	20,892	2,698
Options, liability	18,194	—	—		—	—	2,698	20,892	2,698
Warrants and Rights	2,572	—	—		—	—	(67)	2,505	150
Lehman claim	299	—	—		—	—	(6)	293	(6)
Contingent consideration liability	6,158	—	—				2,135	8,293	2,135
Consolidated Funds
Preferred stock	32,000		(4,000)	(a)	—	—	—	28,000	—

	Three Months Ended March 31, 2015
	Balance at December 31, 2014	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2015	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,517	$—	$—		$7,375	$—	$(412)	$19,480	$(412)
Common stocks	412	—	—		—	(3)	2	411	5
Convertible bonds	900	—	—		—	—	(21)	879	(21)
Options, asset	36,807	—	—		—	—	4,835	41,642	4,835
Options, liability	36,807	—	—		—	—	4,835	41,642	4,835
Warrants and Rights, asset	1,322	—	(14)	(a)	26	—	1,225	2,559	1,224
Lehman claim	380	—	—		—	—	(19)	361	(19)
Contingent consideration liability	4,083	—	—		—	(109)	—	3,974	—
Consolidated Funds
Lehman claim	493	—	—		—	—	1	494	1
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying condensed consolidated statements of operations.
(a) The investment was converted to equity.
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
During the three months ended March 31, 2016 and 2015, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of March 31, 2016 and December 31, 2015 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2016	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$2,551	Market/transaction multiples and option pricing method Illiquidity discount	Volatility Market multiples Discount	35% 1x to 5x 90%
Warrants and rights, net	2,505	Model based	Volatility	18% to 61% (weighted average 46%)
Options	20,892	Option pricing models	Volatility	45%
Other level 3 assets (a)	45,903
Total level 3 assets	71,851
Level 3 Liabilities
Options	20,892	Option pricing models	Volatility	45%
Contingent consideration	8,293	Discounted cash flows	Projected cash flow and discount rate	0% - 24.5% (weighted average 9.58%)
Total level 3 liabilities	$29,185

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2015	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$2,569	Market multiples and option pricing method	Volatility Market multiples	34% 1x to 4.75x
Convertible bonds	819	Recovery analysis	Recovery rate	50%
Warrants and rights, net	2,572	Model based	Volatility	18% to 61% (weighted average 43%)
Options	18,194	Option pricing models	Volatility Credit spreads	38%
Other level 3 assets (a)	45,880
Total level 3 assets	70,034
Level 3 Liabilities
Options	18,194	Option pricing models	Volatility Credit spreads	38%
Contingent consideration	6,158	Discounted cash flows	Projected cash flow and discount rate	6.6% - 24.5% (weighted average 16.4%)
Total level 3 liabilities	$24,352

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from prior transactions.
The Company has established valuation policies and procedures and an internal control infrastructure over its fair value measurement of financial instruments which includes ongoing oversight by the valuation committee as well as periodic audits performed by the Company's internal audit group. The valuation committee is comprised of senior management, including non-

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

investment professionals, who are responsible for overseeing and monitoring the pricing of the Company's investments, including the review of the results of the independent price verification process, approval of new trading asset classes and use of applicable pricing models and approaches.
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at March 31, 2016 and December 31, 2015, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

	March 31, 2016				December 31, 2015				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$67,046		$67,046		$158,485		$158,485		Level 1
Cash collateral pledged	10,157		10,157		10,085		10,085		Level 2
Consolidated funds
Cash and cash equivalents	12,348		12,348		13,934		13,934		Level 1
Financial Liabilities
Convertible debt	124,251	(a)	139,546	(b)	122,401	(a)	144,946	(b)	Level 2
Notes payable and other debt	90,081		72,375		68,565		71,945		Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $23.1 million and $24.7 million as of March 31, 2016 and December 31, 2015.

(b)	The convertible debt include the conversion option and is based on the last broker quote available.
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of March 31, 2016 and December 31, 2015,

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

receivable from brokers was $122.5 million and $117.8 million, respectively. Payable to brokers was $23.8 million and $131.8 million as of March 31, 2016 and December 31, 2015, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.
8. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$8,561	$10,906
Consolidated funds	316,377	176,005
	$324,938	$186,911

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$(78)	$918
Consolidated funds	(4,219)	1,802
	$(4,297)	$2,720
9. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of March 31, 2016, there were approximately 1.3 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $25.6 million of deferred cash awards to its employees during the three months ended March 31, 2016. These awards vest over a four year period and accrue interest between 0.70% to 0.75% per year. As of March 31, 2016, the Company had unrecognized compensation expense related to deferred cash awards of $49.2 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized compensation expense of $6.4 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively. The income tax effect recognized for the Equity Plans was a benefit of $3.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

        Dividend yield.    The Company has not paid and does not expect to pay dividends in the foreseeable future. Accordingly, the assumed dividend yield is zero.
The following table summarizes the Company's stock option activity for the three months ended March 31, 2016:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2015	16,667	$4.89	1.10	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Balance outstanding at March 31, 2016	16,667	$4.89	0.85	$—
Options exercisable at March 31, 2016	16,667	$4.89	0.85	$—

(1)	Based on the Company's closing stock price of $3.81 on March 31, 2016 and $3.83 on December 31, 2015.
As of March 31, 2016, the Company's stock options were fully expensed.
The following table summarizes the Company's SAR's for the three months ended March 31, 2016:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2015	400,000	2.90	2.21	$558
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at March 31, 2016	400,000	$2.90	1.96	$522
SAR's exercisable at March 31, 2016	—	$—	—	$—

(1)	Based on the Company's closing stock price of $3.81 on March 31, 2016 and $3.83 on December 31, 2015.
As of March 31, 2016 and December 31, 2015, the unrecognized compensation expense related to the Company's grant of SAR's was $0.1 million and $0.1 million, respectively.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the three months ended March 31, 2016:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2015	21,480,364	$4.17
Granted	7,410,814	3.47
Vested	(2,851,670)	4.00
Canceled	—	—
Forfeited	(79,182)	3.85
Balance outstanding at March 31, 2016 (1)	25,960,326	$3.99
(1) Performance linked restricted stock units of 1,925,750 were awarded to employees of the Company in December 2013 and January 2014. An additional 2,800,000 performance linked restricted stock units were awarded in March 2016. Of the awards granted, 326,250 have been forfeited through March 31, 2016. The remaining awards, included in the outstanding balance as of March 31, 2016, will vest between March 2019 and December 2020 and will be earned only to the extent that the Company attains specified market goals relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero,

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

if performance goals are not met, to as much as 150% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of March 31, 2016, there was $79.4 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.95 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were no restricted stock units awarded during the three months ended March 31, 2016. As of March 31, 2016 there were 497,570 restricted stock units outstanding.
10. Income Taxes
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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company’s effective income tax rate was 29.35% and 26.35% for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the unusual or infrequent items whose tax impact were recorded discretely related primarily to state taxes and the tax provisions of the Company’s foreign subsidiaries.
For the three months ended March 31, 2016 and 2015, the effective tax rate differs from the statutory rate of 35% primarily due to state and foreign taxes, as well as other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2016, the Company recorded no valuation allowance against its net deferred tax.
The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service, the Luxembourg Tax Office as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. Currently, the Company is under audit by New York State for the 2010 to 2012 tax years. Management is not expecting a material tax liability from this audit.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.1 million and $1.0 million as of March 31, 2016 and December 31, 2015, respectively, and the tax liability that would arise if these earnings were remitted is approximately $0.2 million and $0.1 million, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $5.3 million and $4.4 million for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2016	$1,810	$13,198	$13,971
2017	2,301	9,238	15,648
2018	2,221	4,653	15,656
2019	813	1,414	14,820
2020	—	—	14,814
Thereafter	—	—	32,250
	$7,145	$28,503	$107,159

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 12 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.8 million and $0.5 million and for the three months ended March 31, 2016 and 2015, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate fund's with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both March 31, 2016 and December 31, 2015, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of March 31, 2016, the Company had unfunded commitments of $5.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.8 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through March 31, 2016, the Company has funded $37.7 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of March 31, 2016, has funded $1.0 million towards this commitment. As of March 31, 2016, the Company has an unfunded commitment to Formation8 Partners Fund I, L.P. of $0.5 million. The remaining capital commitment is expected to be called over a one year period. As of March 31, 2016, the Company has an unfunded commitment to Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.) of $0.9 million. The remaining capital commitment is expected to be called over a one year period. As of March 31, 2016, the Company has an unfunded commitment to Lagunita Biosciences, LLC of $3.5 million. The remaining capital commitment is expected to be called over a three-year period.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The Company appropriately reserves for certain matters where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. Such amounts are included within accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters. The Company accrues legal fees as incurred.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company intends to vigorously defend against this lawsuit. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint. On September 25, 2015, the Company filed its motion for partial summary judgment to dismiss certain of EIG’s claims relating to Dahlman Rose’s alleged copyright infringement. We expect the Company’s motion to be heard in the second quarter of 2016, but we cannot predict when the Court will issue a decision. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position. The case could have a material effect on the Company’s results of operations in a future period.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Convertible Debt and Notes Payable
As of March 31, 2016 and December 31, 2015, the Company's outstanding debt was as follows:

	As of March 31, 2016	As of December 31, 2015
	(dollars in thousands)
Convertible debt	$124,251	$122,401
Note payable	60,936	60,831
Other note payable	1,695	—
Revolver	25,000	5,000
Capital lease obligations	2,450	2,734
	$214,332	$190,966
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
The Company recorded interest expense of $1.1 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying condensed consolidated statements of operations is $1.7 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in additional paid in capital in the accompanying condensed consolidated statements of financial condition and changes in equity, and will be amortized over the life of the Convertible Notes. As of March 31, 2016, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
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
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which is included in additional paid in capital in the accompanying condensed consolidated statements of financial condition and changes in equity and will be amortized over the life of the 2021 Notes. As of March 31, 2016, the Company was in compliance with all covenants included in the indenture governing the 2021 Notes.
Other Note Payable
During January 2016, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.38% and is due on December 31, 2016, with monthly payment requirements of $0.2 million. As of March 31, 2016, the outstanding balance on this note payable was $1.7 million. Interest expense for the three months ended March 31, 2016 was insignificant.
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. The Company has drawn $25 million under this facility as of March 31, 2016. Interest accrues on borrowed funds at LIBOR plus 3.0% and interest accrues on the undrawn facility amount at

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

LIBOR plus 0.38%. The revolver matures in August 2016. The Company is required to comply with certain financial covenants for which the Company was in compliance with through March 31, 2016. Interest expense for the three months ended March 31, 2016 was $0.1 million.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of March 31, 2016, the remaining balance on these capital leases was $2.5 million. Interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of March 31, 2016, is as follows:

	Convertible Debt	Note Payable	Revolver	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2016	$2,243	$3,914	$25,000	$1,718	$704
2017	4,485	5,218	—	—	938
2018	4,485	5,218	—	—	938
2019	151,743	5,218	—	—	78
2020	—	5,218	—	—	—
Thereafter	—	68,468	—	—	—
Subtotal	162,956	93,254	25,000	1,718	2,658
Less: Amount representing interest (a)	(38,705)	(32,318)	—	(23)	(208)
Total	$124,251	$60,936	$25,000	$1,695	$2,450

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Letters of Credit
As of March 31, 2016, the Company has the following nine irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
New York	$355	May 2016
New York	$1,861	May 2016
New York	$794	October 2016
New York	$3,373	October 2016
New York	$1,600	November 2016
San Francisco	$710	January 2017
New York	$65	January 2017
New York	$1,000	February 2017
Boston	$382	March 2017
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2016 and December 31, 2015, there were no amounts due related to these letters of credit.
13. Stockholder's Equity
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.4 million. Each share of the Series A Convertible Preferred Stock is entitled to

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. During the three months ended March 31, 2016 the Company declared and accrued a cash dividend of $1.7 million.
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
Treasury Stock
Treasury stock of $144.9 million as of March 31, 2016, compared to $137.4 million as of December 31, 2015, resulted from $4.0 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions and $3.6 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the three months ended March 31, 2016:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2015	34,515,734	$137,356	$3.98
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	1,124,676	4,012	3.57
Purchase of treasury stock	998,119	3,570	3.58
Balance outstanding at March 31, 2016	36,638,529	$144,938	$3.96

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments and net gain (loss) and amortization of prior service costs related to the Company's defined benefit plans.

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2015	$—	$—	$—
Net change	(3)	—	(3)
Balance at March 31, 2016	$(3)	$—	$(3)

	Foreign currency translation (a)	Defined benefit plans (a)	Total
	(dollars in thousands)
Balance at December 31, 2014	$17	$—	$17
Net change	(2)	—	(2)
Balance at March 31, 2015	$15	$—	$15
(a) During the periods presented, the Company did not have material reclassifications out of other comprehensive income.
15. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of March 31, 2016, there were 106,078,205 shares outstanding. The Company has included 497,570 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants (see Note 5(a)), unexercised stock options, unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options, SAR's, unvested restricted shares and warrants were not included in the computation of diluted net income (loss) per common share for the three months ended March 31, 2016 as their inclusion would have been anti-dilutive. All outstanding stock options were not included in the computation of diluted net income (loss) per common share for the three months ended March 31, 2015 as their inclusion would have been anti-dilutive. The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$(7,995)	$19,418
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(4,297)	2,720
Net income (loss) attributable to Cowen Group, Inc.	(3,698)	16,698
Preferred stock dividends	1,698	—
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(5,396)	$16,698

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	106,364	112,053
Stock options	—	—
Performance based restricted stock	—	411
Stock appreciation rights	—	119
Restricted stock	—	6,007
Weighted average shares used in diluted computation	106,364	118,590
Earnings (loss) per share:
Basic	$(0.05)	$0.15
Diluted	$(0.05)	$0.14
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds (ii) excludes goodwill and intangible impairment (iii) excludes certain other acquisition-related adjustments and/or reorganization expenses and (iv) excludes preferred stock dividends. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2016
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$26,147	$26,147	$—	$—		$26,147
Brokerage	—	52,867	52,867	—	(1,932)		50,935
Management fees	16,128	775	16,903	(370)	(5,503)	(a)	11,030
Incentive income	6,920	—	6,920	(157)	(5,652)	(a)	1,111
Investment Income	1,395	455	1,850	—	(1,850)	(c)	—
Interest and dividends	—	—	—	—	3,653	(c)	3,653
Reimbursement from affiliates	—	—	—	(14)	3,901	(e)	3,887
Other revenue	682	271	953	—	1,772	(c)	2,725
Consolidated Funds revenues	—	—	—	1,551	—		1,551
Total revenues	25,125	80,515	105,640	1,010	(5,611)		101,039
Expenses
Non interest expense	20,261	83,761	104,022	—	2,791	(c)(d)(b)	106,813
Interest and dividends	3,183	1,090	4,273	—	3,037	(c)	7,310
Consolidated Funds expenses	—	—	—	1,816	—		1,816
Total expenses	23,444	84,851	108,295	1,816	5,828		115,939
Total other income (loss)	—	—	—	(3,413)	6,998	(c)	3,585
Income taxes expense / (benefit)	—	—	—	—	(3,320)	(b)	(3,320)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,227)	—	(2,227)	4,219	2,305		4,297
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(546)	$(4,336)	$(4,882)	$—	$1,184		$(3,698)

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months March 31, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$65,233	$65,233	$—	$—		$65,233
Brokerage	18	35,505	35,523	—	(69)		35,454
Management fees	16,607	—	16,607	(238)	(5,985)	(a)	10,384
Incentive income	15,363	—	15,363	(183)	(12,808)	(a)	2,372
Investment Income	21,830	7,050	28,880	—	(28,880)	(c)	—
Interest and dividends	—	—	—	—	3,083	(c)	3,083
Reimbursement from affiliates	—	—	—	(85)	3,727	(e)	3,642
Other revenue	21	48	69	—	599	(c)	668
Consolidated Funds revenues	—	—	—	258	—		258
Total revenues	53,839	107,836	161,675	(248)	(40,333)		121,094
Expenses
Non interest expense	34,834	96,329	131,163	—	1,506	(c)(d)	132,669
Interest and dividends	3,044	978	4,022	—	1,757	(c)	5,779
Consolidated Funds expenses	—	—	—	358	—		358
Total expenses	37,878	97,307	135,185	358	3,263		138,806
Total other income (loss)	—	—	—	2,407	41,670	(c)	44,077
Income taxes expense / (benefit)	—	—	—	—	6,947	(b)	6,947
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,845)	—	(2,845)	(1,801)	1,926		(2,720)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$13,116	$10,529	$23,645	$—	$(6,947)		$16,698

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
(b)    Economic Income (Loss) excludes income taxes and acquisition related adjustments as management does not consider these items when evaluating the performance of the segment.
(c)     Economic Income (Loss) recognizes Company income from proprietary trading (including interest and dividends) and underwriting income from the Company's insurance related activities net of expenses.
(d)     Economic Income (Loss) recognizes the Company's proportionate share of expenses for certain real estate and other operating entities for which the investments are recorded under the equity method of accounting for investments.
(e)    Reimbursement from affiliates is shown as a reduction of Economic Income expenses, but is included as a part of revenues under US GAAP.
For the three months ended March 31, 2016 and 2015, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution, Cowen Prime and Cowen Prime Trading are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2016, Cowen and Company had total net capital of approximately $56.6 million, which was approximately $55.6 million in excess of its minimum net capital requirement of $1.0 million. As of March 31, 2016, ATM Execution had total net capital of approximately $3.9 million, which was approximately $3.7 million in excess of its minimum net capital requirement of $250,000. As of March 31, 2016, Cowen Prime had total net capital of approximately $17.5 million, which was approximately $17.3 million in excess of its minimum net capital requirement of $250,000. Cowen Prime Trading had total net capital of approximately $4.4 million, which was approximately $4.2 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of March 31, 2016, Ramius UK's Financial Resources of $0.28 million exceeded its minimum requirement of $0.06 million by $0.22 million. As of March 31, 2016, CIL's Financial Resources of $4.3 million exceeded its minimum requirement of $2.0 million by $2.3 million.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, is required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of March 31, 2016 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2016. RCG Insurance Company’s capital and surplus as of March 31, 2016 totaled approximately $21 million.
18. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of March 31, 2016 and December 31, 2015, $5.7 million and $6.3 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. The Company reimbursed the funds it manages and records these net in management fees and incentive income in the accompanying condensed consolidated statements of operation. These amounts were immaterial for the three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, related amounts still payable were $0.1 million and $0.1 million, respectively, and were reflected in fees payable in the accompanying condensed consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of March 31, 2016 and December 31, 2015, loans to employees of $5.4 million and $5.5 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. The Company does not make loans to its executive officers. Of these amounts $0.6 million and $1.2 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.6 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2016, and 2015, the interest income was insignificant for all related party loans and advances.
Included in due to related parties is approximately $0.2 million and $0.3 million as of March 31, 2016 and December 31, 2015, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
During March 2015, the Company issued a $15.0 million unsecured loan to its real estate business with maturity of June 29, 2015 and an effective annualized interest rate of 8.8%. This balance was fully repaid to the Company during June 2015. The interest expense for the three months ended March 31, 2015 was insignificant.
Included in due from related parties is $14.4 million related to a sale, in December of 2015, of a portion of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five year period and earns interest at 5% per annum.  The interest income for the three months ended March 31, 2016 was $0.2 million.
The remaining balance included in due from related parties of $14.5 million and $20.0 million as of March 31, 2016 and December 31, 2015, respectively, relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of March 31, 2016 and December 31, 2015, such investments aggregated $24.9 million and $21.3 million, respectively, were included in redeemable non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $0.3 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of March 31, 2016 and December 31, 2015. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
20. Subsequent Events
In April 2016, Cowen Aviation Finance Holdings Inc. ("Cowen Aviation Finance") completed the financing for one aircraft that was acquired during the first quarter of 2016 with such financing completed based on a 75% loan to purchase price of the aircraft.  In addition, in April 2016, Cowen Aviation Finance received a contribution of four additional specialized aircraft currently on lease to government agencies in exchange for making an upfront payment and issuing a minority equity interest in Cowen Aviation Finance to the seller of the aircraft.  In connection with the contribution of the aircraft, Cowen Aviation Finance entered into services agreements with Tempus Applied Solutions, Inc., which has two of the Company's directors on its board of directors.
On April 27, 2016, the Company's Board of Directors approved a $3.6 million increase in the Company's share repurchase program (see Note 13) bringing the total value of remaining shares available for repurchase to $25.0 million.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         This discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled “Risk Factors” in Item 1A of our 2015 Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Group, Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
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
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including long/short equity, activist equity, event driven equity, event driven credit, global macro, customized portfolio solutions, managed futures, health care royalties and private real estate. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. Our alternative investment business had approximately $13.7 billion of assets under management as of April 1, 2016. See the section titled "Assets Under Management and Fund Performance" for further analysis.
Our broker-dealer businesses include research, sales and trading, prime brokerage and investment banking services to companies and primarily institutional investor clients. Our primary target sectors ("Target Sectors") are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, real estate investment trusts ("REITs"), and energy and transportation. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities, principally in our Target Sectors. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies.
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
Our broker-dealer business and results of operations are impacted by the following factors:

•
Underwriting, private placement and strategic/financial advisory fees.  Our revenues from investment banking are directly linked to the underwriting fees we earn in equity and debt securities offerings in which the Company acts as an underwriter, private placement fees earned in non-underwritten transactions, sales commissions earned in at-the-

market offerings and success fees earned in connection with advising both buyers and sellers, principally in mergers and acquisitions. As a result, the future performance of our investment banking business will depend on, among other things, our ability to secure lead manager and co-manager roles in clients capital raising transactions as well as our ability to secure mandates as a client's strategic financial advisor.

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
Recent Developments
In the first quarter of 2016, the Company launched Cowen Aviation Finance Holdings Inc. ("Cowen Aviation Finance"), a business that will own and lease mission critical, specialized aircraft to governments, heads of states and specialty customers.  During the first quarter of 2016, Cowen Aviation Finance acquired two aircraft for approximately $11.8 million and these aircraft were concurrently leased whose end users are government agencies. Cowen Aviation Finance intends to originate opportunities directly and in partnership with its service providers.

In March 2016, the Company announced the signing of a definitive agreement pursuant to which the Company will acquire CRT Capital Group LLC's (“CRT”) credit products, credit research, special situations and emerging markets units. This transaction positions the acquired business, which will be named Cowen Credit Research and Trading, as a leader in distressed debt, special situations and emerging markets.
In April 2016, the Company announced a partnership with Samantha Greenberg's newly-launched Margate Capital Management LP (“Margate”). Margate, a multi-sector equity long/short alternative asset manager, will leverage the institutional infrastructure and operational expertise of the Company, which is providing seed capital to the new venture.
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

•
Registered Funds. Management fees for the Company’s registered funds (State Street/Ramius Managed Futures Strategy Fund and Ramius Archview Credit and Distressed Fund) are generally charged at an annual rate of up to 1.50% of assets under management.

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

•
Real Estate. Management fees from the Company's real estate business are generally charged by their general partners at an annual rate from 0.25% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the funds on the RCG Longview platform are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.

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

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for hedge funds and up to 10% for alternative solutions products (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of US GAAP. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in the accompanying condensed consolidated statement of operations may be subject to future reversal based on subsequent negative performance prior to the conclusion of the fiscal year, when all contingencies have been resolved.
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
As of April 1, 2016, the Company had assets under management of $13.7 billion, a 2.8% increase as compared to assets under management of $13.3 billion as of January 1, 2016. The $0.4 billion increase in assets under management during the three months ended March 31, 2016 primarily resulted from hedge funds products.
The following table is a breakout of total assets under management by platform as of April 1, 2016 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (g) (m)	Alternative Solutions (a) (h)	Ramius Trading Strategies (i)	Real Estate (a) (j)	Healthcare Royalty Partners (c) (d) (k)	Other (l)	Total
	(dollars in millions)
January 1, 2014	$3,168	$2,936	$94	$1,639	$1,523	$67	$9,427
Subscriptions	1,132	1,326	35	249	1,059	—	3,801
Redemptions	(935)	(272)	—	(181)	—	(19)	(1,407)
Performance (e)	853	(206)	18	—	—	—	665
Net Return (f)	26.93%	(7.02)%	19.15%	—%	—%	—%	7.05%
January 1, 2015	4,218	3,784	147	1,707	2,582	48	12,486
Subscriptions	2,725	997	—	—	—	—	3,722
Redemptions	(572)	(810)	(49)	(65)	(178)	(14)	(1,688)
Performance (e)	(781)	(419)	(3)	—	5	—	(1,198)
Net Return (f)	(18.52)%	(11.07)%	(2.04)%	—%	0.19%	—%	(9.59)%
January 1, 2016	5,590	3,552	95	1,642	2,409	34	13,322
Subscriptions	443	—	—	—	—	—	443
Redemptions	(174)	(90)	(2)	(44)	(21)	(2)	(333)
Performance (e)	165	95	3	—	—	—	263
Net Return (f)	2.95%	2.67%	3.16%	—%	—%	—%	1.97%
April 1, 2016	$6,024	$3,557	$96	$1,598	$2,388	$32	$13,695

(a)
The Company owns between 20% and 55% of the general partners or managing members of the real estate business, the activist business, the global macro strategy business (the single strategy hedge funds) and the alternative solutions business (starting as of September 2013).

(b)
These amounts include the Ramius Event Driven Equity Fund (which was liquidated in January 2016) and the Company's invested capital of approximately $163.4 million, $173.6 million and $172.2 million as of April 1, 2016, January 1, 2016 and January 1, 2015, respectively.

(c)	These amounts include the Company's invested capital of approximately $21.7 million, $20.2 million and $20.7 million as of April 1, 2016, January 1, 2016 and January 1, 2015, respectively.

(d)	This amount reflects committed capital.

(e)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(f)	Net returns are calculated on the platform as a whole. Net return of individual funds will vary based on the timing and strategy the respective funds.

(g)
The Company’s actively marketed hedge fund products have varying liquidity terms typically ranging from daily to quarterly liquidity with less liquidity applying to certain co-investment vehicles. In 2010, the Company suspended redemption rights with respect to certain hedge funds that are being wound down. The hedge funds that have suspended redemption rights represent approximately 4.94% of the total hedge fund assets under management.

(h)
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

(i)	The Ramius Trading Strategies products offer investors daily liquidity.

(j)
The real estate business does not provide investors with redemption rights. Investors receive distributions upon dispositions of the underlying real estate investments of which a portion reflects committed capital.

(k)	The Healthcare Royalty funds do not provide investors with redemption rights. Investors receive distributions upon realizations of the funds’ investments.

(l)	The collateralized debt obligations managed by the Company is an amortizing pool of assets with cash returned to investors in periodic distributions as it becomes available.

(m)	Due to the sale of its interest in Orchard Square Partners, effective December 31, 2014, redemptions during the 2014 year include $420.8 million of assets under management related to this business.
Fund Performance
For the quarter ended March 31, 2016, the Company's strategies had mixed results relative to their respective benchmarks.
The first three months of the year presented a number of contrasts in terms of investor sentiment and market results. From January 1 through the first two weeks of February, it appeared to be a global risk-off environment, yet one without the threat of any specific identifiable financial crisis or pending economic collapse. That said, there were concerns with China’s effect on world trade, the potential “Brexit” by the United Kingdom, ongoing terror attacks, declining oil prices with  a dramatic effect on high-yield energy related debt,  and weakening emerging market equity and bond prices. From that point on in February, however, without any corresponding signal, investors began to embrace risk once again, leading to rallies in US equities and Treasuries, gold and crude oil.
Overcoming the recent difficulties for event-driven managers in general, our activist strategy had positive results, outperforming the Russell 2000 Index, which was negative for the quarter despite a sharp recovery in the last two months. As previously noted, the performance of the activist strategy will continue to have a meaningful effect on the Company’s financial results due to the level of assets under management.  The merger arbitrage strategy also had positive performance for the quarter, exceeding that of the HFRX Merger Arbitrage Index. The strategy enjoyed its most significant quarter of growth in assets during the period.  Our options-based global macro strategy had muted performance since inception as slightly negative results were realized as the major asset classes staged sharp reversals as described above. Our most recent affiliate, which joined in the fourth quarter, engages in equity long/short investing in consumer-related stocks. Since joining Ramius, the strategy has generated positive results, and that was the case again in the first quarter. Strong performance on the short side of the book created staying power in January and early February, leading to an attractive results in March.
The State Street Ramius Managed Futures Strategy Fund, which offers exposure to multi-manager managed futures had positive results for the first quarter. In this instance, the first two months of the year were the most productive, with the risk-on sentiment in March dampening, but not eliminating, positive performance. The Company’s alternative solutions business is based on institutional customized accounts and, as a result, performance varies depending on the underlying objectives of each account. The solutions business performed adequately in its specialized assignments.
The internally managed multi-strategy funds maintained their focus on capital preservation, while continuing to execute opportunistic transactions linked to certain assets.
With regard to the longer-dated investment vehicles in real estate, the largest legacy real estate debt fund was basically flat for the quarter.  The legacy equity fund was up slightly for the period, based on the change in IRR utilizing the net assets of the fund at the end of the quarter (residual value). Certain of the legacy real estate funds are in the process of returning capital to investors.  The most recent real estate debt vehicle continues to make investments, and interim results are meeting performance expectations.  Our healthcare royalty strategy, having raised a substantial amount of capital in 2014, still remains in its investment period.
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
As of March 31, 2016, the Company's invested capital amounted to a net value of $666.2 million (supporting a long market value of $1,061.4 million), representing approximately 85% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of March 31, 2016. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of March 31, 2016 because they are included in various line items of the accompanying condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$434.0	55%
Merchant Banking	172.5	22%
Real Estate	59.7	8%
Total	666.2	85%
Stockholders' Equity	$782.9	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) of our alternative investment and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 16 to the accompanying condensed Company's consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

	Condensed Consolidated Statements of Operations
	Three Months Ended March 31,		Period to Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$26,147	$65,233	$(39,086)	(60)%
Brokerage	50,935	35,454	15,481	44%
Management fees	11,030	10,384	646	6%
Incentive income	1,111	2,372	(1,261)	(53)%
Interest and dividends	3,653	3,083	570	18%
Reimbursement from affiliates	3,887	3,642	245	7%
Other revenues	2,725	668	2,057	308%
Consolidated Funds revenues	1,551	258	1,293	501%
Total revenues	101,039	121,094	(20,055)	(17)%
Expenses
Employee compensation and benefits	63,181	95,864	(32,683)	(34)%
Interest and dividends	7,310	5,779	1,531	26%
General, administrative and other expenses	43,632	36,805	6,827	19%
Consolidated Funds expenses	1,816	358	1,458	407%
Total expenses	115,939	138,806	(22,867)	(16)%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	3,188	38,991	(35,803)	(92)%
Consolidated Funds net gains (losses)	397	5,086	(4,689)	(92)%
Total other income (loss)	3,585	44,077	(40,492)	(92)%
Income (loss) before income taxes	(11,315)	26,365	(37,680)	(143)%
Income taxes expense (benefit)	(3,320)	6,947	(10,267)	(148)%
Net income (loss)	(7,995)	19,418	(27,413)	(141)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(4,297)	2,720	(7,017)	(258)%
Net income (loss) attributable to Cowen Group, Inc.	(3,698)	16,698	(20,396)	(122)%
Preferred stock dividends	1,698	—	1,698	NM
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(5,396)	$16,698	$(22,094)	(132)%
Revenues
Investment Banking
Investment banking revenues decreased $39.1 million to $26.1 million for the three months ended March 31, 2016 compared with $65.2 million in the prior year period. During the three months ended March 31, 2016, the Company completed 12 underwriting transactions and two debt capital market transactions. During the three months ended March 31, 2015, the Company completed 47 underwriting transactions, two strategic advisory transactions and one debt capital market transaction. The average underwriting fee per transaction was 44.6% greater for the three months ended March 31, 2016 as compared to the prior year period.
Brokerage
Brokerage revenues increased $15.4 million to $50.9 million for the three months ended March 31, 2016 compared with $35.5 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes and the initiation of our prime brokerage businesses in the third and fourth quarters of 2015. Customer trading volumes across the industry (according to Bloomberg) increased 24% for the three months ended March 31, 2016 compared to the prior year.
Management Fees
Management fees increased $0.6 million to $11.0 million for the three months ended March 31, 2016 compared with $10.4 million in the prior year period. This increase was primarily related to an increase in management fees from our prime services business (acquired during the fourth quarter of 2015).

Incentive Income
Incentive income decreased $1.3 million to $1.1 million for the three months ended March 31, 2016, compared with $2.4 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our alternative solutions business.
Interest and Dividends
Interest and dividends increased $0.6 million to $3.7 million for the three months ended March 31, 2016 compared with $3.1 million in the prior year period. This was primarily attributable to an increase in the number of investments in interest bearing securities during 2016 as compared to 2015.
Reimbursements from Affiliates
Reimbursements from affiliates increased $0.3 million to $3.9 million for the three months ended March 31, 2016 compared with $3.6 million in the prior year period.
Other Revenues
Other revenues increased $2.0 million to $2.7 million for the three months ended March 31, 2016 compared with $0.7 million in the prior year period. The increase primarily relates to premiums from our insurance-related business which was entered into at the end of the fourth quarter of 2015 and sublease income from additional office space.
Consolidated Funds Revenues
Consolidated Funds revenues increased $1.3 million to $1.6 million for the three months ended March 31, 2016 compared with $0.3 million in the prior year period. The increase is due to the consolidation of a new fund during the first quarter of 2016.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $32.7 million to $63.2 million for the three months ended March 31, 2016 compared with $95.9 million in the prior year period. The decrease is primarily due to $20.1 million lower total revenues and $40.5 million lower other income (loss) during 2016 as compared to 2015, resulting in a lower compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio, based on total revenues only, was 63% for the three months ended March 31, 2016, compared with 79% in the prior year period. The compensation to revenue ratio, including other income (loss), was 60% for the three months ended March 31, 2016, compared with 58% in the prior year period.
Interest and Dividends
Interest and dividend expenses increased $1.5 million to $7.3 million for the three months ended March 31, 2016 compared with $5.8 million in the prior year period. This was primarily attributable to an increase in the number of debt securities held during 2016 as compared to 2015.
General, Administrative and Other Expenses
General, administrative and other expenses increased $6.8 million to $43.6 million for the three months ended March 31, 2016 compared with $36.8 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees and increased occupancy costs, some of which is related to two acquisitions during late 2015.
Consolidated Funds Expenses
Consolidated Funds expenses increased $1.4 million to $1.8 million for the three months ended March 31, 2016 compared with $0.4 million in the prior year period.
Other Income (Loss)
Other income (loss) decreased $40.5 million to $3.6 million for the three months ended March 31, 2016 compared with $44.1 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.

Income Taxes
Income tax benefit increased $10.2 million to $3.3 million for the three months ended March 31, 2016 compared to an income tax expense of $6.9 million in the prior year period. This change is primarily attributable to the Company’s operating results.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased $7.0 million to a loss of $4.3 million for the three months ended March 31, 2016 compared with $2.7 million in the prior year period. The decrease was primarily the result of losses incurred by one of our funds. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
For the three months ended March 31, 2016 and 2015, the Company's alternative investment segment includes hedge funds, private equity structures, registered investment companies and listed vehicles operating results and other investment platforms operating results.
For the three months ended March 31, 2016 and 2015, the Company's broker-dealer segment includes investment banking, research, sales and trading and prime brokerage businesses' operating results.
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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 16 to the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds (ii) excludes goodwill and intangible impairment (iii) excludes certain other acquisition-related adjustments and/or reorganization expenses and (iv) excludes preferred stock dividends. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.

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
Our broker-dealer segment generates Economic Income (Loss) revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's Target Sectors: healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, REITs, and energy and transportation. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Cowen's broker-dealer segment also offers a full-service suite of prime brokerage services. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage in the accompanying condensed consolidated statement of operations.
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
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

	Economic Income (Loss)
	Three Months Ended March 31,
	2016			2015			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$26,147	$26,147	$—	$65,233	$65,233	$(39,086)	(60)%
Brokerage	—	52,867	52,867	18	35,505	35,523	17,344	49%
Management fees	16,128	775	16,903	16,607	—	16,607	296	2%
Incentive income (loss)	6,920	—	6,920	15,363	—	15,363	(8,443)	(55)%
Investment income (loss)	1,395	455	1,850	21,830	7,050	28,880	(27,030)	(94)%
Other income (loss)	682	271	953	21	48	69	884	1,281%
Total economic income revenues	25,125	80,515	105,640	53,839	107,836	161,675	(56,035)	(35)%
Non-interest expenses	20,261	83,761	104,022	34,834	96,329	131,163	(27,141)	(21)%
Interest expense	3,183	1,090	4,273	3,044	978	4,022	251	6%
Non-controlling interest	(2,227)	—	(2,227)	(2,845)	—	(2,845)	618	(22)%
Economic income (loss)	$(546)	$(4,336)	$(4,882)	$13,116	$10,529	$23,645	$(28,527)	(121)%

Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $105.6 million for the three months ended March 31, 2016, a decrease of $56.1 million compared to Economic Income (Loss) revenues of $161.7 million in the prior year period. The decrease was related to investment banking activity and a decrease in performance in investment and incentive income. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $25.1 million for the three months ended March 31, 2016, a decrease of $28.7 million compared to Economic Income (Loss) revenues of $53.8 million in the prior year period.
Management Fees.    Management fees for the segment decreased $0.5 million to $16.1 million for the three months ended March 31, 2016 compared with $16.6 million in the prior year period. This decrease was primarily related to a decrease in management fees for our activist businesses offset partially by an increase in management fees from our macro options business.
Incentive Income (Loss).    Incentive income for the segment decreased $8.5 million to $6.9 million for the three months ended March 31, 2016 compared with $15.4 million in the prior year period. This decrease was primarily related to a decrease in performance fees from our activist and alternative solutions businesses.
Investment Income (Loss).    Investment income for the segment decreased $20.4 million to $1.4 million for the three months ended March 31, 2016 compared with $21.8 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment increased $0.7 million to $0.7 million for the three months ended March 31, 2016. The increase relates to premiums from our insurance business which was entered into at the end of the fourth quarter of 2015. This increase is related to net underwriting income from our insurance-related business which was entered into at the end of the fourth quarter of 2015 and sublease income from additional office space.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $80.5 million for the three months ended March 31, 2016, a decrease of $27.3 million compared with Economic Income (Loss) revenues of $107.8 million in the prior year.
Investment Banking.    Investment banking revenues decreased $39.1 million to $26.1 million for the three months ended March 31, 2016 compared with $65.2 million in the prior year period. During the three months ended March 31, 2016, the Company completed 12 underwriting transactions and two debt capital market transactions. During the three months ended March 31, 2015, the Company completed 47 underwriting transactions, two strategic advisory transactions and one debt capital market transaction. The average underwriting fee per transaction was 44.6% greater for the three months ended March 31, 2016 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $17.4 million to $52.9 million for the three months ended March 31, 2016, compared with $35.5 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes and the initiation of our prime brokerage businesses in the third and fourth quarters of 2015. Customer trading volumes across the industry (according to Bloomberg) increased 24% for the three months ended March 31, 2016 compared to the prior year.
Investment Income (Loss).    Investment income for the segment decreased $6.6 million to $0.5 million for the three months ended March 31, 2016, compared with $7.1 million in the prior year period. The decrease is a result of a decrease in overall investment income which is allocated amongst the segments.
Other Income (Loss).    Other income (loss) for the segment increased $0.2 million to $0.3 million for the three months ended March 31, 2016.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses decreased $27.2 million to $104.0 million for the three months ended March 31, 2016, compared with $131.2 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, decreased $33.0 million to $62.1 million for the three months ended March 31, 2016 compared with $95.1 million in the prior year period. The decrease is due to $56.1 million lower revenues during 2016 as compared to 2015 and resulted in a lower compensation and benefits accrual to remain consistent with the Company's compensation to revenue ratio. The compensation to revenue ratio remained constant at 59% for the three months ended March 31, 2016 compared with the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $2.2 million to $27.2 million for the three months ended March 31, 2016 compared with $25.0 million in the prior year period. This increase was primarily due to higher legal and other professional fees, increased occupancy costs and increased depreciation and amortization all of which are primarily related to two acquisitions during late 2015.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Period-to-Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$4,137	$3,641	$496	14%
Professional, advisory and other fees	4,324	3,986	338	8%
Occupancy and equipment	7,220	6,359	861	14%
Depreciation and amortization	2,838	2,135	703	33%
Service fees	2,160	1,878	282	15%
Expenses from equity investments	3,719	4,130	(411)	(10)%
Other	2,850	2,900	(50)	(2)%
Total	$27,248	$25,029	$2,219	9%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $2.0 million to $15.2 million for the three months ended March 31, 2016 compared with $13.2 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, some of which is related to two acquisitions during late 2015.
The following table shows the components of the non-compensation expenses—variable, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Period-to-Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$7,062	$4,956	$2,106	42%
HealthCare Royalty Partners syndication costs	132	132	—	—%
Expenses related to Luxembourg companies	978	840	138	16%
Marketing and business development	6,611	5,723	888	16%
Other	448	1,555	(1,107)	(71)%
Total	$15,231	$13,206	$2,025	15%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, decreased $1.6 million to $0.6 million for the three months ended March 31, 2016 compared with $2.2 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Interest expense
Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, increased $0.3 million to $4.3 million for the three months ended March 31, 2016 compared with $4.0 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests decreased by $0.6 million to $2.2 million for the three months ended March 31, 2016 compared with $2.8 million in the prior year period. The decrease is primarily related to a decrease in income allocable to partners. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.

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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2016, we had cash and cash equivalents of $67.0 million and net liquid investment assets of $381.6 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of March 31, 2016 and December 31, 2015 were $15.3 million and $53.8 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.1 million and $1.0 million as of March 31, 2016 and December 31, 2015, respectively, and the tax liability that would arise if these earnings were remitted is approximately $0.2 million and $0.1 million, respectively.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As of March 31, 2016, the Company had unfunded commitments of $5.3 million pertaining to capital commitments in three real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.8 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through March 31, 2016, the Company has funded $37.7 million towards these commitments. In April 2013, the Company committed $1.0 million to Starboard Leaders Fund LP, which may increase or decrease over time, and, as of March 31, 2016, has funded $1.0 million towards this commitment. As of March 31, 2016, the Company has an unfunded commitment to Formation8 Partners Fund I, L.P. of $0.5 million. The remaining capital commitment is expected to be called over a one year period. As of March 31, 2016, the Company has an unfunded commitment to Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.) of $0.9 million. The remaining capital commitment is expected to be called over a one year period. As of March 31, 2016, the Company has an unfunded commitment to Lagunita Biosciences, LLC of $3.5 million. The remaining capital commitment is expected to be called over a three-year period.
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
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. The Company has drawn $25 million under this facility as of March 31, 2016. Interest accrues on borrowed funds at LIBOR plus 3% and interest accrues on the undrawn facility amount at LIBOR plus 0.38%. The revolver matures in August 2016. The Company is required to comply with certain financial covenants for which the Company was in compliance with through March 31, 2016.
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
Regulation
As registered broker-dealers, Cowen and Company, ATM Execution, Cowen Prime and Cowen Prime Trading are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution, Cowen Prime and Cowen Prime Trading are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2016, Cowen and Company had total net capital of approximately $56.6 million, which was approximately $55.6 million in excess of its minimum net capital requirement of $1.0 million. As of March 31, 2016, ATM Execution had total net capital of approximately $3.9 million, which was approximately $3.7 million in excess of its minimum net capital requirement of $250,000. As of March 31, 2016, Cowen Prime had total net capital of approximately $17.5 million, which was approximately $17.3 million in excess of its minimum net capital requirement of $250,000. Cowen Prime Trading had total net capital of approximately $4.4 million, which was approximately $4.2 million in excess of its minimum net capital requirement of $250,000.
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

Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of March 31, 2016, Ramius UK's Financial Resources of $0.28 million exceeded its minimum requirement of $0.06 million by $0.22 million. As of March 31, 2016, CIL's Financial Resources of $4.3 million exceeded its minimum requirement of $2.0 million by $2.3 million.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, is required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of March 31, 2016 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2016. RCG Insurance Company’s capital and surplus as of March 31, 2016 totaled approximately $21 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $340.6 million for the three months ended March 31, 2016 was primarily related to purchases of other investments, cash used to pay for year end bonuses and an increase in cash held at other brokers. Net cash used in operating activities of $40.7 million for the three months ended March 31, 2015 was primarily related to purchases of securities partially offset by sales of securities and an increase in cash held at other brokers.
Investing Activities.    Net cash provided by investing activities of $16.6 million for the three months ended March 31, 2016 was primarily related to repayment of certain loans made for investing purposes offsett partially by the purchases of other investments and fixed assets. Net cash provided by investing activities of $14.0 million for the three months ended March 31, 2015 was primarily related to the sale of other investments.
Financing Activities.    Net cash provided by financing activities for the three months ended March 31, 2016 of $232.6 million was primarily related to contributions from non-controlling interests in Consolidated Funds and borrowings on short term debt.  Net cash used in financing activities for the three months ended March 31, 2015 of $8.1 million was primarily related to the repurchase of shares of our common stock.
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
The Company recorded interest expense of $1.1 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying condensed consolidated statements of operations is $1.7 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is included in additional paid in capital in the accompanying condensed consolidated statements of financial condition and changes in equity, and will be amortized over the life of the Convertible Notes. As of March 31, 2016, the Company is in compliance with all covenants included in the indenture governing the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction which increases the effective conversion price to $7.18 (See Note 5 of the Company's condensed consolidated financial statements), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.

Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million for the three months ended March 31, 2016. The Company capitalized debt issuance costs of approximately $2.9 million which is included in additional paid in capital in the accompanying condensed consolidated statements of financial condition and changes in equity and will be amortized over the life of the 2021 Notes. As of March 31, 2016, the Company was in compliance with all covenants included in the indenture governing the 2021 Notes.
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “Senior Indenture”), by and among the Company and The Bank of New York Melon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to 1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended. As of March 31, 2016, the Company was in compliance with these covenants.
Other Note Payable
During January 2016, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.38% and is due on December 31, 2016, with monthly payment requirements of $0.2 million. As of March 31, 2016, the outstanding balance on this note payable was $1.7 million. Interest expense for the three months ended March 31, 2016 was insignificant.
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. The Company has drawn $25 million under this facility as of March 31, 2016. Interest accrues on borrowed funds at LIBOR plus 3% and interest accrues on the undrawn facility amount at LIBOR plus 0.38%. The revolver matures in August 2016. The Company is required to comply with certain financial covenants for which the Company was in compliance with through March 31, 2016.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of March 31, 2016, the remaining balance on these capital leases was $2.5 million. Interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
Letters of Credit
As of March 31, 2016, the Company has the following nine irrevocable letters of credit related to leased office space, for which there is cash collateral pledged, with respect to which the Company pays a fee on the stated amount of the letter of credit.

Location	Amount	Maturity
	(dollars in thousands)
New York	$355	May 2016
New York	$1,861	May 2016
New York	$794	October 2016
New York	$3,373	October 2016
New York	$1,600	November 2016
San Francisco	$710	January 2017
New York	$65	January 2017
New York	$1,000	February 2017
Boston	$382	March 2017

To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2016 and December 31, 2015, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of March 31, 2016:

	Total	< 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$107,159	$13,971	$46,124	$29,913	$17,151
Service Payments	28,503	13,198	15,305	—	—
Equipment leases	2,945	865	2,080	—
Aircraft	4,200	945	3,255	—	—
Total	142,807	28,979	66,764	29,913	17,151
Debt
Convertible Debt	162,956	2,243	160,713	—	—
Note Payable	93,254	3,914	15,654	10,436	63,250
Other Notes Payable	1,718	1,718	—	—	—
Revolver	25,000	25,000	—	—	—
Total	$282,928	$32,875	$176,367	$10,436	$63,250
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
The fund is currently winding-down as of March 31, 2016 and the clawback obligations were $6.2 million (see Note 5 to the Company's condensed consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of March 31, 2016, is as follows:

	Convertible Debt	Note Payable	Revolver	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2016	$2,243	$3,914	$25,000	$1,718	$704
2017	4,485	5,218	—	—	938
2018	4,485	5,218	—	—	938
2019	151,743	5,218	—	—	78
2020	—	5,218	—	—	—
Thereafter	—	68,468	—	—	—
Subtotal	162,956	93,254	25,000	1,718	2,658
Less: Amount representing interest (a)	(38,705)	(32,318)	—	(23)	(208)
Total	$124,251	$60,936	$25,000	$1,695	$2,450

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of March 31, 2016. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
Cowen and Company, Cowen Prime, Cowen Prime Trading and ATM Execution are members of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
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
The Company consolidates all entities that it controls through a majority voting interest or otherwise, including those funds in which the Company either directly or indirectly has a controlling financial interest. In addition, the Company consolidates all variable interest entities for which it is the primary beneficiary.
The Company adopted the new accounting pronouncement regarding consolidation accounting using the modified retrospective method with an effective adoption date of January 1, 2016. The modified retrospective method did not require the restatement of prior year periods. The adoption of the new accounting pronouncement also resulted in a reclassification of certain entities which were previously considered voting interest entities and will now be considered variable interest entities.
In accordance with these standards, the Company presently consolidates five funds for which it acts as the general partner and investment manager. As of March 31, 2016 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Ramius Archview Credit and Distressed Fund ("Archview Feeder Fund") and Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") (collectively the "Consolidated Funds").
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
Under US GAAP, the usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. Accordingly, the Company consolidates all VOEs in which it owns a majority of the entity's voting shares or units.
In connection with the adoption, the Company reevaluated all of its investment products for consolidation. As of January 1, 2016, the Company deconsolidated Quadratic Fund LLC ("Quadratic LLC") as the Company did not hold a significant voting interest in the fund. For the three months ended March 31, 2016, the net income of Quadratic LLC were not material to the Company's condensed consolidated statements of financial condition or statements of operations. The adoption of the new accounting pronouncement also resulted in a reclassification of certain entities for which the Company was presumed to have control and will now be VIEs.

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
Equity Method Investments—For operating entities over which the Company exercises significant influence but which do not meet the requirements for consolidation as outlined above, the Company uses the equity method of accounting. The Company's investments in equity method investees are recorded in other investments in the accompanying condensed consolidated statements of financial condition. The Company's share of earnings or losses from equity method investees is included in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other than temporary.
Other—If the Company does not consolidate an entity, apply the equity method of accounting or account for an investment under the cost method, the Company accounts for such entities (primarily, all securities of such entity which are bought and held principally for the purpose of selling them in the near term as trading securities) in accordance with US GAAP, at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.
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
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk of that instrument. For additional information regarding the use of unobservable inputs to fair value assets and liabilities see Note 6 in the accompanying condensed Consolidated Financial Statement in Part 1 Item 1.
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

•
Registered Funds. Management fees for the Company’s registered funds (State Street/Ramius Managed Futures Strategy Fund and Ramius Archview Credit and Distressed Fund) are generally charged at an annual rate of up to 1.50% of assets under management.

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

•
Real Estate. Management fees from the Company's real estate business are generally charged by their general partners at an annual rate from 0.25% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period. The general partners of the funds on the RCG Longview platform are owned jointly by the Company and third parties. Accordingly, the management fees (in addition to incentive income and investment income) generated by these real estate funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees and other income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.

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

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for hedge funds and up to 10% for alternative solutions products (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of US GAAP. Under Method 2, the incentive income from the Company's funds and managed accounts for any period is based upon the net profits of those funds and managed accounts at the reporting date. Any incentive income recognized in the accompanying condensed consolidated statement of operations may be subject to future reversal based on subsequent negative performance prior to the conclusion of the fiscal year, when all contingencies have been resolved.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 11 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2016 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2016.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2016, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.

Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2016.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2016.
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
The Company appropriately reserves for certain matters where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. Such amounts are included within accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters. The Company accrues legal fees as incurred.
The following information reflects developments with respect to the Company's legal proceedings that occurred in the quarter ended March 31, 2016.

On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company, LLC, and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company intends to vigorously defend against this lawsuit. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint. On September 25, 2015, the Company filed its motion for partial summary judgment to dismiss certain of EIG’s claims relating to Dahlman Rose’s alleged copyright infringement. We expect the Company’s motion to be heard in the second quarter of 2016, but we cannot predict when the Court will issue a decision. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position. The case could have a material effect on the Company’s results of operations in a future period.
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our 2015 Form 10-K filed with the SEC on February 29, 2016.
Item 2.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of April 27, 2016, the Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $138.3 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended March 31, 2016, through the share repurchase program, the Company repurchased 998,119 shares of Cowen Class A common stock at an average price of $3.58 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2016 – January 31, 2016)
Common stock repurchases(1)	—	$—	—	18,019,322
Employee transactions(2)	3,551	$4.57	—	—
Total	3,551

Month 2 (February 1, 2016 – February 29, 2016)
Common stock repurchases(1)	—	$—	—	25,000,000
Employee transactions(2)	23,664	$3.23	—	—
Total	23,664	$3.23

Month 3 (March 1, 2016 – March 31, 2016)
Common stock repurchases(1)	998,119	$3.58	—	21,429,975
Employee transactions(2)	1,097,461	$3.57	—	—
Total	2,095,580	$3.57

Total (January 1, 2016 – March 31, 2016)
Common stock repurchases(1)	998,119	$3.58	—	21,429,975
Employee transactions(2)	1,124,676	$3.57	—	—
Total	2,122,795	$3.57	—

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $138.3 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	May 2, 2016	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
10.1	Form of Performance Shares Award Agreement (filed herewith).*
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Signifies management contract or compensatory plan or arrangement.

E - 1