Form 10-Q
period 2016-06-30
COWEN GROUP, INC.
filed 2016-08-01
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
As of July 29, 2016 there were 107,209,558 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended June 30, 2016.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2016 and 2015. The Consolidated Financial Statements as of December 31, 2015 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of June 30, 2016	As of December 31, 2015
Assets
Cash and cash equivalents	$57,783	$158,485
Cash collateral pledged	13,772	10,085
Securities owned, at fair value	471,754	610,234
Receivable on derivative contracts, at fair value	24,971	39,618
Other investments	158,978	140,647
Receivable from brokers	116,906	117,757
Fees receivable, net of allowance	45,352	34,413
Due from related parties	35,525	39,659
Fixed assets, net of accumulated depreciation and amortization of $26,876 and $29,953, respectively	45,115	27,231
Goodwill	61,880	58,361
Intangible assets, net of accumulated amortization of $30,707 and $28,301, respectively	28,381	25,663
Deferred tax asset, net	158,286	143,560
Other assets	53,168	71,531
Consolidated Funds
Cash and cash equivalents	7,942	13,934
Securities owned, at fair value	53,528	32,000
Receivable on derivative contracts, at fair value	60	—
Other investments	374,683	263,818
Other assets	1,247	663
Total Assets	$1,709,331	$1,787,659
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$285,414	$257,159
Payable for derivative contracts, at fair value	14,856	21,183
Payable to brokers	9,296	131,789
Compensation payable	13,235	150,403
Notes payable and other debt	104,752	68,565
Convertible debt	126,138	122,401
Fees payable	2,524	5,638
Due to related parties	264	329
Accounts payable, accrued expenses and other liabilities	64,967	52,233
Consolidated Funds
Due to related parties	—	3
Contributions received in advance	—	850
Securities sold, not yet purchased, at fair value	1,553	—
Payable to brokers	732	—
Capital withdrawals payable	—	78
Accounts payable, accrued expenses and other liabilities	323	124
Total Liabilities	624,054	810,755
Commitments and Contingencies (Note 12)
Redeemable non-controlling interests	315,123	186,911
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of June 30, 2016 (aggregate liquidation preference of $120,750,000) and 120,750 shares issued and outstanding as of as of December 31, 2015 (aggregate liquidation preference of $120,750,000), respectively	1	1
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 145,956,406 shares issued and 107,206,626 outstanding as of June 30, 2016 and 140,120,392 shares issued and 105,604,658 outstanding as of December 31, 2015, respectively (including 648,704 and 497,570 restricted shares, respectively)	1,167	1,167
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	914,846	902,554
(Accumulated deficit) retained earnings	6,077	23,627
Accumulated other comprehensive income (loss)	(5)	—
Less: Class A common stock held in treasury, at cost, 38,749,780 and 34,515,734 shares, respectively	(151,932)	(137,356)
Total Stockholders' Equity	770,154	789,993
Total Liabilities and Stockholders' Equity	$1,709,331	$1,787,659
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Investment banking	$35,287	$68,518	$61,434	$133,751
Brokerage	47,100	34,957	98,035	70,411
Management fees	10,649	10,266	21,679	20,650
Incentive income	428	(2,100)	1,539	272
Interest and dividends	4,105	3,159	7,758	6,242
Reimbursement from affiliates	2,241	3,502	6,128	7,144
Aircraft lease revenue	1,982	—	1,982	—
Other revenues	13,346	704	16,071	1,372
Consolidated Funds
Interest and dividends	1,538	196	2,614	440
Other revenues	555	406	1,030	420
Total revenues	117,231	119,608	218,270	240,702
Expenses
Employee compensation and benefits	55,627	75,328	118,808	171,192
Floor brokerage and trade execution	7,872	6,100	15,663	12,003
Interest and dividends	6,944	6,095	14,254	11,874
Professional, advisory and other fees	5,686	5,354	11,280	10,482
Service fees	2,075	1,674	4,259	3,560
Communications	4,529	3,193	8,668	6,835
Occupancy and equipment	7,873	6,910	15,878	13,738
Depreciation and amortization	3,413	2,145	6,480	4,283
Client services and business development	6,946	6,714	13,986	13,184
Other expenses	14,618	2,849	20,430	7,659
Consolidated Funds
Interest and dividends	1,507	283	2,627	492
Professional, advisory and other fees	320	212	622	302
Floor brokerage and trade execution	111	56	133	66
Other expenses	205	83	577	132
Total expenses	117,726	116,996	233,665	255,802
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	(20,218)	9,070	(17,030)	48,061
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	(23,606)	3,020	(26,298)	7,740
Net realized and unrealized gains (losses) on derivatives	5,055	(723)	8,157	(326)
Net gains (losses) on foreign currency transactions	111	(1)	98	(32)
Total other income (loss)	(38,658)	11,366	(35,073)	55,443
Income (loss) before income taxes	(39,153)	13,978	(50,468)	40,343
Income tax expense (benefit)	(11,992)	3,346	(15,312)	10,293
Net income (loss)	(27,161)	10,632	(35,156)	30,050
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(16,705)	3,916	(21,002)	6,636
Net income (loss) attributable to Cowen Group, Inc.	(10,456)	6,716	(14,154)	23,414
Preferred stock dividends	1,698	755	3,396	755
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(12,154)	$5,961	$(17,550)	$22,659
Weighted average common shares outstanding:
Basic	107,471	111,915	106,918	111,987
Diluted	107,471	118,226	106,918	118,316
Earnings (loss) per share:
Basic	$(0.11)	$0.05	$(0.16)	$0.20
Diluted	$(0.11)	$0.05	$(0.16)	$0.19
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015

Net income (loss)		$(35,156)		$30,050
Other comprehensive income (loss), net of tax:
Foreign currency translation	(5)		(1)
Total other comprehensive income, net of tax		(5)		(1)
Comprehensive income (loss)		$(35,161)		$30,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2015	105,604,658	$1,167	120,750	$1	$(137,356)	$902,554	$—	$23,627	$789,993	$186,911
Net income (loss)	—	—	—	—	—	—	—	(14,154)	(14,154)	(21,002)
Foreign currency translation	—	—	—	—	—	—	(5)	—	(5)	—
Capital contributions	—	—	—	—	—	—	—	—	—	231,871
Capital withdrawals	—	—	—	—	—	—	—	—	—	(9,615)
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(73,042)
Restricted stock awards issued	5,836,014	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(4,234,046)	—	—	—	(14,576)	—	—	—	(14,576)	—
Preferred stock dividends (See Note 14)	—	—	—	—	—	—	—	(3,396)	(3,396)	—
Income tax effect from share based compensation	—	—	—	—	—	(744)	—	—	(744)	—
Amortization of share based compensation	—	—	—	—	—	13,036	—	—	13,036	—
Balance, June 30, 2016	107,206,626	$1,167	120,750	$1	$(151,932)	$914,846	$(5)	$6,077	$770,154	$315,123

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2014	111,691,199	$1,160	—	$—	$(79,771)	$772,296	$17	$(16,027)	$677,675	$86,076
Net income (loss)	—	—	—	—	—	—	—	23,414	23,414	6,636
Foreign currency translation	—	—	—	—	—	—	(1)	—	(1)	—
Capital contributions	—	—	—	—	—	—	—	—	—	76,846
Capital withdrawals	—	—	—	—	—	—	—	—	—	(7,476)
Restricted stock awards issued	3,906,942	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(5,704,881)	—	—	—	(31,089)	—	—	—	(31,089)	—
Preferred stock issuance, net of issuance costs (See Note 14)	—	—	120,750	1	—	117,309	—	—	117,310	—
Preferred stock dividends (See Note 14)	—	—	—	—	—	—	—	(755)	(755)	—
Capped call option transaction (See Note 14)	—	—	—	—	—	(15,878)	—	—	(15,878)	—
Income tax effect from share based compensation	—	—	—	—	—	3,695	—	—	3,695	—
Stock options exercised (see Note 10)	100,002	1	—	—	—	394	—	—	395
Amortization of share based compensation	—	—	—	—	—	10,870	—	—	10,870	—
Balance, June 30, 2015	109,993,262	$1,161	120,750	$1	$(110,860)	$888,686	$16	$6,632	$785,636	$162,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(35,156)	$30,050
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	6,480	4,283
Amortization of debt issuance costs	587	—
Amortization of debt discount	3,366	3,081
Tax benefit (expense) from share-based payment arrangements	(744)	3,694
Share-based compensation	13,036	10,870
Deferred tax benefit	(13,982)	2,651
Deferred rent obligations	(402)	(1,453)
Net loss on disposal of fixed assets	—	31
Contingent liability adjustment	2,135	—
Purchases of securities owned, at fair value	(2,085,486)	(2,614,177)
Proceeds from sales of securities owned, at fair value	2,219,623	2,634,224
Proceeds from sales of securities sold, not yet purchased, at fair value	1,856,801	1,106,836
Payments to cover securities sold, not yet purchased, at fair value	(1,841,743)	(1,152,202)
Net (gains) losses on securities, derivatives and other investments	7,731	(54,401)
Consolidated Funds
Purchases of securities owned, at fair value	(22,056)	—
Proceeds from sales of securities owned, at fair value	1,517	—
Proceeds from sales of securities sold, not yet purchased, at fair value	2,226	—
Payments to cover securities sold, not yet purchased, at fair value	(947)	—
Purchases of other investments	(221,506)	(76,201)
Proceeds from sales of other investments	12,431	5,111
Net realized and unrealized (gains) losses on investments and other transactions	19,100	(6,975)
(Increase) decrease in operating assets:
Cash collateral pledged	(3,687)	(944)
Securities owned, at fair value, held at broker-dealer	870	(1,357)
Receivable on derivative contracts, at fair value	14,647	(30,224)
Securities borrowed	—	676,100
Receivable from brokers	851	14,313
Fees receivable, net of allowance	(10,939)	(24,089)
Due from related parties	4,134	(1,406)
Other assets	(22,173)	(2,324)
Consolidated Funds
Cash and cash equivalents	5,992	(477)
Receivable on derivative contracts, at fair value	(60)	—
Other assets	(584)	985
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	(2,029)	(1,648)
Payable for derivative contracts, at fair value	(6,327)	25,766
Securities loaned	—	(682,493)
Payable to brokers	(122,493)	33,835
Compensation payable	(145,817)	(56,577)
Fees payable	(3,114)	382
Due to related parties	(65)	(115)
Accounts payable, accrued expenses and other liabilities	8,831	(5,458)
Consolidated Funds
Contributions received in advance	(850)	—
Payable to brokers	731	—
Due to related parties	264	—
Accounts payable, accrued expenses and other liabilities	198	122
Net cash provided by / (used in) operating activities	$(358,609)	$(160,187)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Six Months Ended June 30,
(continued)	2016	2015
Cash flows from investing activities:
Purchases of other investments	$(24,956)	$(8,560)
Purchase of business, net of cash acquired (Note 2)	(6,258)	—
Proceeds from sales of other investments	22,680	36,106
Proceeds from loans held for investment	40,400	—
Purchase of fixed assets	(14,694)	(1,426)
Net cash provided by / (used in) investing activities	17,172	26,120
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	117,310
Capped call option transaction	—	(15,879)
Borrowings on notes and other debt	30,709	2,140
Repayments on notes and other debt	(1,901)	(1,836)
Income tax effect from share-based payment arrangements	(744)	3,694
Proceeds from stock options exercised	—	395
Purchase of treasury stock	(6,014)	(22,569)
Cash paid to acquire net assets (contingent liability payment)	(3,493)	(1,725)
Capital contributions by redeemable non-controlling interests in operating entities	—	5,644
Capital withdrawals to redeemable non-controlling interests in operating entities	(5,144)	(5,723)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	231,871	71,202
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(4,549)	(2,388)
Net cash provided by / (used in) financing activities	240,735	150,265
Change in cash and cash equivalents	(100,702)	16,198
Cash and cash equivalents at beginning of period	158,485	129,509
Cash and cash equivalents at end of period	$57,783	$145,707

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (see Note 14)	$8,562	$8,520
Notes payable increase through asset acquisition	$7,164	$—
Preferred stock dividends declared (See Note 14)	$3,396	$755
Net assets of deconsolidated entities	$73,042	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, sales and trading and prime brokerage services through its two business segments: alternative investment and broker-dealer. The Company's alternative investment segment, includes hedge funds, private equity structures, registered investment companies and listed vehicles. The Company's broker-dealer segment offers research, sales and trading, prime brokerage and investment banking services to companies and primarily institutional investor clients. Our primary target sectors are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, and energy and transportation sectors.
2. Acquisitions and Divestitures
Acquisitions
Low Country
On April 22, 2016, Cowen Aviation Finance Holdings Inc. ("Cowen Aviation Finance") entered into a transaction whereby Cowen Aviation Finance acquired Low Country III, LLC, which is comprised of a portfolio of four specialized aircraft currently on lease in exchange for an immaterial upfront payment and a minority equity interest in Cowen Aviation Finance. As part of the transaction Cowen Aviation Finance also acquired the associated debt financing and lease contracts for each aircraft. Separate from the transaction, Cowen Aviation Finance entered into services agreements with Tempus Applied Solutions, Inc., a related party through common directors, which, among other services, will provide marketing, maintenance, and lease administration services for Cowen Aviation Finance's current aircraft fleet. This acquisition was accounted for as an asset acquisition in accordance with accounting principles generally accepted in the United States of America ("US GAAP") because, upon separation from the seller, the acquired assets do not meet the definition of a business.
CRT business
On May 6, 2016, the Company completed its previously announced acquisition of the credit products, credit research, special situations and emerging markets units from CRT Capital Group LLC (“CRT”). The acquisition was completed for a combination of cash of $6.3 million and contingent consideration payable annually based on future revenues exceeding specific targets. In the aggregate, the purchase price, assets acquired and liabilities assumed were not significant and the near term impact to the Company and its consolidated results of operations and cash flows is not expected to be significant. Following the acquisition, the businesses acquired from CRT are included in the broker-dealer segment.
In accordance with the terms of the purchase agreement, the Company is required to pay to the sellers a portion of future revenue of the business exceeding specified targets over the period through June 2018. The Company estimated the contingent consideration using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amount recognized. The undiscounted amount can range from zero to $8.0 million.
The acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, the results of operations of the businesses acquired are included in the accompanying condensed consolidated statements of operations since the date of the acquisition and the assets acquired, liabilities assumed and the resulting goodwill were recorded at their fair values within their respective line items on the accompanying condensed consolidated statement of financial condition (see Note 8).
The Company is currently in the process of finalizing the valuation for certain acquired assets of CRT; therefore, the fair value measurements as of June 30, 2016 and goodwill are preliminary and subject to adjustments.
The Company recognized approximately $0.4 million of acquisition-related costs, including legal, accounting, and valuation services. These costs are included in professional, advisory and other fees in the accompanying condensed consolidated statements of operations. The Company also assumed contractual obligations toward certain employees which will vest over a 12 month period. These obligations are recorded as compensation expense on a straight line basis.
The results of operations of the businesses acquired from CRT for the period from May 6, 2016 through June 30, 2016 are integrated with the broker-dealer business and are included within respective line items. Included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016 are revenues of $3.5 million,

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

respectively and net income of $0.4 million, respectively (excluding corporate allocated expenses) related to the businesses acquired from CRT.
Concept and Conifer
During the year ended December 31, 2015, the Company completed two acquisitions. On September 1, 2015, the Company completed its acquisition of all of the outstanding interests in Concept Capital Markets, LLC ("Concept") offering prime brokerage services and outsourced trading. On October 1, 2015 the Company completed its acquisition of all of the outstanding interests in Conifer Securities, LLC ("Conifer") representing the prime brokerage services division of Conifer Financial Services LLC. Following the acquisitions Concept was renamed Cowen Prime Services LLC ("Cowen Prime") and Conifer was renamed Cowen Prime Services Trading LLC ("Cowen Prime Trading"). Both were registered broker-dealers (members Financial Industry Regulatory Authority "FINRA" and Securities Industry Protection Corporation "SIPC"). Following the acquisitions, Conifer and Concept were integrated. During the second quarter of 2016, Cowen Prime Trading's broker dealer withdrawal request, filed with FINRA, became effective and the business was merged into Cowen Prime.
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
Included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016 are revenues of $10.7 million and $22.1 million and net income of $1.0 million and $2.5 million, respectively (excluding corporate allocated expenses) related to the Concept and Conifer combined results of operations.
The following unaudited supplemental pro forma information presents consolidated financial results for the six months ended June 30, 2015 as if the acquisitions were completed as of the beginning of that period. This supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisitions been completed on January 1, 2015, nor does it purport to be indicative of any future results.

For the six months ended June 30, 2015
(dollars in thousands, except per share data)
(unaudited)
Revenues	$262,329
Net income (loss) attributable to Cowen Group, Inc. common stockholders	22,048

Net income per common share:
Basic	$0.20
Diluted	$0.19
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The year-end condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures included in the audited financial statements.

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
In accordance with these standards, the Company presently consolidates six funds for which it acts as the general partner and investment manager. As of June 30, 2016 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Ramius Archview Credit and Distressed Fund ("Archview Feeder Fund"), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") and (as of May 1, 2016) Caerus Select Fund LP ("Caerus LP") (collectively the "Consolidated Funds").
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of June 30, 2016 and December 31, 2015, the total net assets of the consolidated VIEs were $436.0 million and $1.5 million, respectively. The VIEs act as investment managers or are investment companies that are managed by the Company. The VIEs are financed through their operations and/or loan agreements with the Company.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2016 the Company holds variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”), Ramius Merger Master Fund Ltd ("Merger Master") and Caerus Select Master Fund Ltd ("Caerus Master") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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
The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company has elected the fair value option for certain of its investments held by its operating companies.  This option has been elected because the Company believes that it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Aircraft and related equipment, which are leased out under operating leases, are carried at cost less accumulated depreciation and are depreciated to estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Any assets received at the end of the lease are marked to the lower of cost or fair value with the adjustment recorded in other income.

Asset	Depreciable Lives	Principal Method
Telephone and computer equipment	3-8 years	Straight-line
Computer software	3-7 years	Straight-line
Furniture and fixtures	5-8 years	Straight-line
Leasehold improvements	5-15 years	Straight-line
Capitalized lease asset	5 years	Straight-line
Aircraft and related equipment	10-20 years	Straight-line
Modifications to aircraft	4-10 years	Straight-line

f.	Debt
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
g.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of June 30, 2016 and December 31, 2015 is $11.2 million and $12.0 million, respectively. Deferred rent asset, included in other assets in the accompanying condensed consolidated statements of financial condition, as of June 30, 2016 and December 31, 2015 is $0.2 million and $0.3 million, respectively.
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
Included in other revenues, in the accompanying condensed consolidated statements of operations, for the three and six months ended June 30, 2016 is $13.3 million and $14.3 million, respectively, related to premiums earned from the Company’s insurance and reinsurance business. Included in other expenses, in the accompanying condensed consolidated statements of operations, for the three and six months ended June 30, 2016 is $11.8 million and $12.3 million, respectively, are insurance and reinsurance business loss and claim reserves, acquisition costs and other expenses.
i.    Revenue recognition
Lease revenue
Lease revenue under operating leases is recognized on a straight-line basis over the term of the lease.
j.    Recently issued accounting pronouncements
In March 2016, as part of its simplification initiative, the FASB issued a new accounting pronouncement which simplified the requirements for share based payments. The guidance among other things covers the income tax consequences and classification of excess tax benefit and tax withholding on the statement of cash flows. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on the Company’s financial condition, results of operations and cash flows.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
4. Cash Collateral Pledged
As of June 30, 2016 and December 31, 2015, the Company pledged cash collateral in the amount of $8.3 million and $10.1 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco. The Company also has a letter of credit, in the amount of $5.5 million, due March 2017, for which cash is pledged as collateral under a reinsurance agreement. (See Note 13).
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
As of June 30, 2016 and December 31, 2015, securities owned, at fair value consisted of the following:

	As of June 30, 2016	As of December 31, 2015
	(dollars in thousands)
U.S. Government securities (a)	$3,773	$3,016
Preferred stock (b)	13,242	25,563
Common stocks (b)	443,240	516,108
Convertible bonds (c)	250	819
Corporate bonds (d)	6,847	47,192
Warrants and rights	3,581	3,059
Mutual funds (e)	821	14,477
	$471,754	$610,234

(a)
As of June 30, 2016, maturities ranged from July 2016 to June 2017 with an interest rate of 0%. As of December 31, 2015, maturities ranged from January 2016 to August 2016 with interest rates ranged between 0% to 5.95%.

(b)
Included in preferred stocks are investments in securities for which the Company has elected the fair value option with the fair value of $4.8 million at June 30, 2016 and preferred and common stock of $7.7 million and $7.4 million, respectively, at December 31, 2015. These investments were acquired in connection with merchant banking transactions.

(c)	As of June 30, 2016, the maturity was March 2018 with an interest rate of 8%. As of December 31, 2015, maturities ranged from July 2016 to March 2018 with interest rates ranged between 8% to 10.00%.

(d)
As of June 30, 2016, maturities ranged from August 2017 to February 2046 and interest rates ranged between 3.50% to 8.25%. As of December 31, 2015, maturities ranged from March 2016 to February 2046 and interest rates ranged between 3.25% to 9.00%.

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
Upon issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (See Note 13), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of June 30, 2016 at $8.5 million and is included in payable for derivative contracts in the accompanying condensed consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $8.5 million as of June 30, 2016 and is included in receivable on derivative contracts in the accompanying condensed consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 28,048,786 shares of the Company's Class A common stock and have an initial exercise price of $7.18 per share. The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of June 30, 2016		As of December 31, 2015
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$19,282	$797	$9,416	$189
Currency forwards	$19,354	160	$67,862	659
Equity swaps	$100,870	2,654	$118,488	2,327
Options other (a)	262,443	17,841	289,433	31,456
Foreign currency options	$252,038	3,519	$283,797	4,987
		$24,971		$39,618
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of June 30, 2016		As of December 31, 2015
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$33,424	$1,005	$11,995	$101
Currency forwards	$86,059	403	$44,156	463
Equity and credit default swaps	$65,381	2,408	$7,605	71
Options other (a)	9,606	11,040	16,632	20,548
		$14,856		$21,183
(a) Includes index, equity, commodity future and cash conversion options.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present the gross and net derivative positions and the related offsetting amount, as of June 30, 2016 and December 31, 2015.

				Gross amounts not offset in the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of June 30, 2016
Receivable on derivative contracts, at fair value	$24,971	$—	$24,971	$—	$7,674	$17,297
Payable for derivative contracts, at fair value	14,856	—	14,856	—	2,811	12,045

As of December 31, 2015
Receivable on derivative contracts, at fair value	39,618	—	39,618	—	9,339	30,279
Payable for derivative contracts, at fair value	21,183	—	21,183	—	534	20,649

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(9.9) million and $(7.5) million for the three months ended June 30, 2016 and 2015 and $(7.5) million and $(5.4) million for the six months ended June 30, 2016 and 2015, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 13) and exchange traded derivatives, the Company is required to post/receive collateral. As of June 30, 2016 and December 31, 2015, collateral consisting of $36.2 million and $27.1 million of cash, respectively, is included in receivable from brokers and payable to brokers on the accompanying condensed consolidated statements of financial condition. As of June 30, 2016 and December 31, 2015 all derivative contracts were with multiple major financial institutions.
Other investments
As of June 30, 2016 and December 31, 2015, other investments included the following:

	As of June 30, 2016	As of December 31, 2015
	(dollars in thousands)
Portfolio Funds, at fair value (1)	$116,079	$113,281
Equity method investments (2)	42,629	27,067
Lehman claims, at fair value	270	299
	$158,978	$140,647

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of June 30, 2016 and December 31, 2015, included the following:

	As of June 30, 2016	As of December 31, 2015
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$10,137	$12,127
HealthCare Royalty Partners II (a)(*)	6,036	6,006
Orchard Square Partners Credit Fund LP (b)	4,176	4,170
Starboard Value and Opportunity Fund LP (c)(*)	26,843	20,369
Starboard Partners Fund LP (d)(*)	4,013	14,036
Starboard Leaders Fund LP (e)(*)	1,178	1,080
Formation8 Partners Fund I, L.P. (f)	20,941	19,454
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.) (g)	1,720	1,101
RCG LV Park Lane LLC (h) (*)	590	809
RCGL 12E13th LLC (i) (*)	407	609
RCG Longview Debt Fund V, L.P. (i) (*)	16,426	18,147
RCG LPP2 PNW5 Co-Invest, L.P. (j) (*)	2,468	2,468
Quadratic Fund LLC (k) (*)	6,865	—
Other private investment (l) (*)	7,933	6,909
Other affiliated funds (m)(*)	6,346	5,996
	$116,079	$113,281
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(j)
RCG LPP2 PNW5 Co-Invest, L.P. is a single purpose entity formed to participate in a joint venture which acquired five multi-unit residential rental properties located in the Pacific Northwest. RCG LPP2 PNW5 Co-Invest, L.P. is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

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
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC. The operating agreement that governs the management of day-to-day operations and affairs of this entity stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in this entity requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist hedge funds and related managed accounts and c) Surf House Ocean Views Holdings, LLC which is a joint venture in a real estate development project. The Company recorded no impairment charges in relation to its equity method investments for the six months ended June 30, 2016 and 2015.
The following table summarizes equity method investments held by the Company:

	As of June 30, 2016	As of December 31, 2015
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$331	$331
RCG Longview Debt Fund V Partners, LLC	5,942	4,655
HealthCare Royalty GP, LLC	827	989
HealthCare Royalty GP II, LLC	1,022	1,017
HealthCare Royalty GP III, LLC	78	88
HealthCare Overflow Fund GP, LLC	85	—
Surf House Ocean Views Holdings, LLC	13,254	—
Starboard Value LP	16,844	15,769
RCG Longview Management, LLC	695	656
RCG Urban American, LLC	107	120
RCG Urban American Management, LLC	379	379
RCG Longview Equity Management, LLC	114	114
Urban American Real Estate Fund II, LLC	1,312	1,211
RCG Kennedy House, LLC	212	304
Other	1,427	1,434
	$42,629	$27,067

As of June 30, 2016 and December 31, 2015, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $0.2 million and $(5.0) million for the three months ended June 30, 2016 and 2015 and $4.9 million and $9.2 million for the six months ended June 30, 2016 and 2015, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of June 30, 2016 and December 31, 2015, securities sold, not yet purchased, at fair value consisted of the following:

	As of June 30, 2016	As of December 31, 2015
	(dollars in thousands)
Common stocks	$284,283	$257,101
Corporate bonds (a)	1,131	58
	$285,414	$257,159

(a)	As of June 30, 2016 and December 31, 2015, the maturities ranged from February 2020 to January 2026 with interest rates ranged between 5.55% to 8.25%.
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.1 billion and $0.7 billion as of June 30, 2016 and $3.1 billion and $473.3 million as of December 31, 2015, respectively. In addition, the maximum exposure relating to these variable interest entities as of June 30, 2016 was $464.8 million, and as of December 31, 2015 was $327.8 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies.

b.	Consolidated Funds
Securities owned, at fair value
As of June 30, 2016 and December 31, 2015, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of June 30, 2016	As of December 31, 2015
	(dollars in thousands)
Preferred stock	$41,148	$32,000
Common stocks	6,228	—
Corporate bonds (a)	4,726	—
Term Loan	1,426	—
	$53,528	$32,000
(a) As of June 30, 2016, maturities ranged from October 2017 to May 2049 and interest rates ranged between 6.28% and 14.37%.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Securities sold, not yet purchased, at fair value
As of June 30, 2016, securities sold, not yet purchased, at fair value, held by the Consolidated Funds consisted of the following:

As of June 30, 2016
(dollars in thousands)
Common stocks	$358
Corporate bonds (a)	1,195
$1,553
(a) As of June 30, 2016, maturities ranged from September 2019 to March 2025 and interest rates ranged between 4.38% and 9.25%.
Receivable on derivative contracts
As of June 30, 2016, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

As of June 30, 2016
(dollars in thousands)
Currency forwards	$18
Equity swaps	23
Options	19
$60
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of June 30, 2016 and December 31, 2015, investments in Portfolio Funds, at fair value, included the following:

	As of June 30, 2016	As of December 31, 2015
	(dollars in thousands)
Investments of Enterprise LP	$107,429	$111,075
Investments of Merger Fund	261,526	74,348
Investments of Caerus Select Fund Ltd	5,728	—
Investments of Quadratic LLC	—	78,395
	$374,683	$263,818
Consolidated portfolio fund investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $107.4 million and $111.1 million in Enterprise Master as of June 30, 2016 and December 31, 2015, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $261.5 million and $74.3 million in Merger Master as of June 30, 2016 and December 31, 2015, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Consolidated portfolio fund investments of Caerus LP
Caerus LP operates under a “master-feeder” structure, whereby Caerus Select Master Fund Ltd's ("Caerus Master") shareholder is Caerus LP. The consolidated investments in Portfolio Funds include Caerus LP's investment of $5.7 million in Caerus Master as of June 30, 2016. Caerus Master’s investment objective is to achieve superior risk-adjusted rates of return that bear little correlation to the overall market.  Caerus Master seeks to achieve this objective by utilizing a long/short investment strategy, investing primarily in equities and options on equities that trade on major global market exchanges. Caerus Master focuses on investments in the global consumer sector, including, but not limited to, securities in sub-sectors such as retail, apparel and footwear, restaurants, gaming and lodging, consumer products, food and beverage, consumer technology, media, transportation and homebuilding and building materials. There are no unfunded commitments at Caerus LP.
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
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of June 30, 2016 and December 31, 2015, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were no indirect concentrations that exceed 5% of the Company's equity as of June 30, 2016 and December 31, 2015.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of June 30, 2016 and December 31, 2015:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Securities owned by Enterprise Master, at fair value

	As of June 30, 2016	As of December 31, 2015
	(dollars in thousands)
Common stock	765	724
Preferred stock	1,493	1,484
Restricted stock	124	124
Rights	—	321
Trade claims	—	128
	$2,382	$2,781
Receivable/(Payable) on derivative contracts, at fair value, owned by Enterprise Master

	As of June 30, 2016	As of December 31, 2015
Description	(dollars in thousands)
Currency forwards	$—	$(4)
	$—	$(4)
Portfolio Funds, owned by Enterprise Master, at fair value

		As of June 30, 2016	As of December 31, 2015
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$7,507	$7,635
RCG Longview II, LP*	Real Estate	709	698
RCG Longview Debt Fund IV, LP*	Real Estate	2,470	3,577
RCG Soundview, LLC*	Real Estate	452	452
RCG Urban American Real Estate Fund, L.P.*	Real Estate	309	312
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	91,727	81,544
RCG Energy, LLC *	Energy	—	1,189
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	9,339	10,515
Other Real Estate Investments (*)	Real Estate	4,662	5,753
		$117,176	$111,676

*	Affiliates of the Company.
Merger Master
Securities owned by Merger Master, at fair value

	As of June 30, 2016	As of December 31, 2015
	(dollars in thousands)
Common stocks	$499,076	$157,429
Corporate bonds (a)	—	492
	$499,076	$157,921

(a)	As of December 31, 2015, the maturity was June 2024 with an interest rate of 5.25%.
Securities sold, not yet purchased, by Merger Master, at fair value
As of June 30, 2016 and December 31, 2015, Merger Master held common stock, sold not yet purchased, of $325.1 million and $73.8 million, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Receivable on derivative contracts, at fair value, owned by Merger Master

	As of June 30, 2016	As of December 31, 2015
Description	(dollars in thousands)
Options	$2,036	$1,275
Currency forwards	40	235
Equity swaps	4,122	1,001
	$6,198	$2,511
Payable for derivative contracts, at fair value, owned by Merger Master

	As of June 30, 2016	As of December 31, 2015
Description	(dollars in thousands)
Options	$—	$563
Currency forwards	355	—
Equity swaps	3,837	30
	$4,192	$593
Caerus Master
As of June 30, 2016, Caerus Master held common stock, of $4.8 million and common stock, sold not yet purchased, of $4.8 million.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2016 and December 31, 2015:

	Assets at Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$3,773	$—	$—	$3,773
Preferred stock	—	—	13,242	13,242
Common stocks	432,713	2,782	7,745	443,240
Convertible bonds	—	—	250	250
Corporate bonds	—	6,847	—	6,847
Warrants and rights	278	—	3,303	3,581
Mutual funds	821	—	—	821
Receivable on derivative contracts, at fair value
Futures	797	—	—	797
Currency forwards	—	160	—	160
Equity swaps	—	2,654	—	2,654
Options	7,953	4,860	8,547	21,360
Other investments
Lehman claim	—	—	270	270
Consolidated funds
Securities owned
Preferred stock	—	148	41,000	41,148
Common stocks	943	5,285	—	6,228
Corporate Bonds	—	4,726	—	4,726
Term Loan	—	1,426	—	1,426
Receivable on derivative contracts, at fair value
Currency forwards	—	18	—	18
Equity swaps	—	23	—	23
Options	8	11	—	19
	$447,286	$28,940	$74,357	$550,583
Percentage of total assets measured at fair value	81.2%	5.3%	13.5%
Portfolio funds measured at net asset value (a)				116,079
Consolidated funds' portfolio funds measured at net asset value (a)				374,683
Equity method investments				42,629
Total investments				$1,083,974

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stocks	$284,283	$—	$—	$284,283
Corporate bonds	—	1,131	—	1,131
Payable for derivative contracts, at fair value
Futures	1,005	—	—	1,005
Currency forwards	—	403	—	403
Equity and credit default swaps	—	2,408	—	2,408
Options	2,493	—	8,547	11,040
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	7,197	7,197
Consolidated funds
Securities sold, not yet purchased
Common stocks	358	—	—	358
Corporate bonds	—	1,195	—	1,195
	$288,139	$5,137	$15,744	$309,020
Percentage of total liabilities measured at fair value	93.2%	1.7%	5.1%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during 2012 and the third and fourth quarter of 2015 and the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the periods ended August 2016, December 2018, December 2020, and June 2018, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of June 30, 2016 can range from $0.1 million to $15.7 million.

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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during 2012 and the third and fourth quarter of 2015, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the periods ended August 2016, December 2018, and

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

December 2020, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of December 31, 2015 can range from $0.1 million to $10.0 million.
The following table includes a rollforward of the amounts for the three and six months ended June 30, 2016 and 2015, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended June 30, 2016
	Balance at March 31, 2016	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2016	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$13,646	$—	$(1,000)	(b)	$200	$—	$396	$13,242	$394
Common stocks	6,265	—	—		1,204	(135)	411	7,745	276
Convertible bonds	250	—	—		—	—	—	250	—
Options, asset	20,892	—	—		—	—	(12,345)	8,547	(12,345)
Options, liability	20,892	—	—		—	—	(12,345)	8,547	(12,345)
Warrants and rights	2,505	—	—		1,914	(817)	(299)	3,303	402
Lehman claim	293	—	—		—	—	(23)	270	(23)
Contingent consideration liability	8,293	—	—		2,397	(3,493)	—	7,197	—
Consolidated Funds
Preferred stock	28,000	—	—		13,000	—	—	41,000	—

	Three Months Ended June 30, 2015
	Balance at March 31, 2015	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2015	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$19,480	$—	$(6,823)	(a)	$10,875	$—	$(70)	$23,462	$(70)
Common stocks	411	—	—		—	(28)	21	404	7
Convertible bonds	879	—	—		—	—	—	879	—
Options, asset	41,642	—	—		—	—	16,934	58,576	16,934
Options, liability	41,642	—	—		—	—	16,934	58,576	16,934
Warrants and rights	2,559	—	—		—	(57)	(186)	2,316	(212)
Lehman claim	361	—	—		—	—	(14)	347	(14)
Contingent consideration liability	3,974	—	—		—	(1,616)	—	2,358	—
Consolidated Funds
Lehman claim	494	—	—		—	—	250	744	250

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2016
	Balance at December 31, 2015	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2016	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,872	$—	$(1,000)	(b)	$200	$(218)	$1,388	$13,242	$960
Common stocks	3,278	—	—		2,273	(135)	2,329	7,745	2,330
Convertible bonds	819	—	—		—	(569)	—	250	—
Options, asset	18,194	—	—		—	—	(9,647)	8,547	(9,647)
Options, liability	18,194	—	—		—	—	(9,647)	8,547	(9,647)
Warrants and Rights	2,572	—	—		1,914	(817)	(366)	3,303	(353)
Lehman claim	299	—	—		—	—	(29)	270	(29)
Contingent consideration liability	6,158	—	—		2,397	(3,493)	2,135	7,197	2,135
Consolidated Funds
Preferred stock	32,000		(4,000)	(a)	13,000	—	—	41,000	—

	Six Months Ended June 30, 2015
	Balance at December 31, 2014	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2015	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,517	$—	$(6,823)	(b)	$18,250	$—	$(482)	$23,462	$(483)
Common stocks	412	—	—		—	(31)	23	404	12
Convertible bonds	900	—	—		—	—	(21)	879	(21)
Options, asset	36,807	—	—		—	—	21,769	58,576	21,769
Options, liability	36,807	—	—		—	—	21,769	58,576	21,769
Warrants and Rights, asset	1,322	—	—		26	(71)	1,039	2,316	985
Lehman claim	380	—	—		—	—	(33)	347	(33)
Contingent consideration liability	4,083	—	—		—	(1,725)	—	2,358	—
Consolidated Funds
Lehman claim	493	—	—		—	—	251	744	250
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying condensed consolidated statements of operations.
(a) The investment was converted to equity.
(b) The investment completed an initial public offering.
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
During the three and six months ended June 30, 2016 and 2015, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of June 30, 2016 and December 31, 2015 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2016	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$5,455	Market/transaction multiples and option pricing method Illiquidity discount, discounted cash flow	Volatility Market multiples Discount Discount rate	35% 1x to 9.5x 90% 9.5%
Warrants and rights, net	3,303	Model based	Volatility	18% to 105% (weighted average 86%)
Options	8,547	Option pricing models	Volatility	42%
Other level 3 assets (a)	57,052
Total level 3 assets	74,357
Level 3 Liabilities
Options	8,547	Option pricing models	Volatility	42%
Contingent consideration	7,197	Discounted cash flows	Projected cash flow and discount rate	0% - 31% (weighted average 21%)
Total level 3 liabilities	$15,744

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2015	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$2,569	Market multiples and option pricing method	Volatility Market multiples	34% 1x to 4.75x
Convertible bonds	819	Recovery analysis	Recovery rate	50%
Warrants and rights, net	2,572	Model based	Volatility	18% to 61% (weighted average 43%)
Options	18,194	Option pricing models	Volatility Credit spreads	38%
Other level 3 assets (a)	45,880
Total level 3 assets	70,034
Level 3 Liabilities
Options	18,194	Option pricing models	Volatility Credit spreads	38%
Contingent consideration	6,158	Discounted cash flows	Projected cash flow and discount rate	6.6% - 24.5% (weighted average 16.4%)
Total level 3 liabilities	$24,352

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from prior transactions.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at June 30, 2016 and December 31, 2015, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

	June 30, 2016				December 31, 2015				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$57,783		$57,783		$158,485		$158,485		Level 1
Cash collateral pledged	13,772		13,772		10,085		10,085		Level 2
Consolidated funds
Cash and cash equivalents	7,942		7,942		13,934		13,934		Level 1
Financial Liabilities
Convertible debt	126,138	(a)	137,280	(b)	122,401	(a)	144,946	(b)	Level 2
Notes payable and other debt	104,752		110,313		68,565		71,945		Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $21.4 million and $24.7 million as of June 30, 2016 and December 31, 2015.

(b)	The convertible debt include the conversion option and is based on the last broker quote available.
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of June 30, 2016 and December 31, 2015, receivable from brokers was $116.9 million and $117.8 million, respectively. Payable to brokers was $9.3 million and $131.8 million as of June 30, 2016 and December 31, 2015, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.
In connection with the CRT transaction (See Note 2), the Company recognized goodwill of $3.5 million and intangible assets (including customer relationships, trade name, intellectual property and non-compete arrangements) with an estimated fair value of $5.1 million which are included within intangible assets, net in the condensed consolidation statements of financial condition with the expected useful lives ranging from 1 to 9 years with a weighted average useful life of 8.1 years. Amortization expense related to intangibles from the CRT acquisition for the three and six months ended June 30, 2016 is $0.2 million respectively. Goodwill, which primarily relates to expected synergies from combining operations, is fully deductible for tax purposes and has been assigned to the broker-dealer segment of the Company.
No impairment charges for goodwill were recognized during the three and six months ended June 30, 2016 and 2015, respectively.
9. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of June 30, 2016	As of December 31, 2015
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$7,208	$10,906
Consolidated funds	307,915	176,005
	$315,123	$186,911

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$1,525	$3,174	$1,447	$4,092
Consolidated funds	(18,230)	742	(22,449)	2,544
	$(16,705)	$3,916	$(21,002)	$6,636
10. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of June 30, 2016, there were approximately 2.2 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $25.7 million of deferred cash awards to its employees during the six months ended June 30, 2016. These awards vest over a four year period and accrue interest between 0.70% to 0.75% per year. As of June 30, 2016, the Company had unrecognized compensation expense related to deferred cash awards of $41.7 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized compensation expense of $6.6 million and $6.7 million for the three months ended June 30, 2016 and 2015 and $13.0 million and $10.9 million for the six months ended June 30, 2016 and 2015, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.9 million and $0.5 million for the three months ended June 30, 2016 and 2015 and $6.0 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.

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
The following table summarizes the Company's stock option activity for the six months ended June 30, 2016:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2015	16,667	$4.89	1.10	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Balance outstanding at June 30, 2016	16,667	$4.89	0.60	$—
Options exercisable at June 30, 2016	16,667	$4.89	0.60	$—

(1)	Based on the Company's closing stock price of $2.96 on June 30, 2016 and $3.83 on December 31, 2015.
As of June 30, 2016, the Company's stock options were fully expensed.
The following table summarizes the Company's SAR's for the six months ended June 30, 2016:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2015	400,000	$2.90	2.21	$558
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at June 30, 2016	400,000	$2.90	1.71	$260
SAR's exercisable at June 30, 2016	—	$—	—	$—

(1)	Based on the Company's closing stock price of $2.96 on June 30, 2016 and $3.83 on December 31, 2015.
As of June 30, 2016 and December 31, 2015, the unrecognized compensation expense related to the Company's grant of SAR's was $0.1 million and $0.1 million, respectively.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2016:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2015	21,480,364	$4.17
Granted	7,459,588	3.47
Vested	(5,845,613)	3.73
Canceled	—	—
Forfeited	(1,024,709)	3.74
Balance outstanding at June 30, 2016 (1)	22,069,630	$4.07
(1) Performance linked restricted stock units of 1,925,750 were awarded to employees of the Company in December 2013 and January 2014. An additional 2,800,000 performance linked restricted stock units were awarded in March 2016. Of the awards granted, 326,250 have been forfeited through June 30, 2016. The remaining awards, included in the outstanding balance as of June 30, 2016, will vest between March 2019 and December 2020 and will be earned only to the extent that the Company attains specified market goals relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of June 30, 2016, there was $70.2 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.89 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 224,398 restricted stock units awarded during the six months ended June 30, 2016. As of June 30, 2016 there were 648,704 restricted stock units outstanding.
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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company’s effective income tax rate was 30.34% and 25.49% for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, the unusual or infrequent items whose tax impact were recorded discretely related primarily to state taxes and the tax provisions of the Company’s foreign subsidiaries.
For the six months ended June 30, 2016 and 2015, the effective tax rate differs from the statutory rate of 35% primarily due to state and foreign taxes, as well as other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2016, the Company recorded no valuation allowance against its net deferred tax.

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
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $0.9 million and $1.0 million as of June 30, 2016 and December 31, 2015, respectively, and the tax liability that would arise if these earnings were remitted is approximately $0.1 million and $0.1 million, respectively.
12. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $5.2 million and $4.3 million for the three months ended June 30, 2016 and 2015 and $10.4 million and $8.7 million for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2016	$1,213	$10,402	$9,257
2017	2,320	11,158	16,424
2018	2,239	5,230	16,326
2019	826	1,430	14,939
2020	2	—	14,814
Thereafter	—	—	32,250
	$6,600	$28,220	$104,010

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 13 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.5 million and $0.4 million for the three months ended June 30, 2016 and 2015 and $1.3 million and $0.9 million and for the six months ended June 30, 2016 and 2015, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate fund's with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both June 30, 2016 and December 31, 2015, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
As of June 30, 2016, the Company had unfunded commitments of $7.4 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.8 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through June 30, 2016, the Company has funded $37.7 million towards these commitments. As of June 30, 2016, the Company has an unfunded commitment to Formation8 Partners Fund I, L.P. of $0.5 million. The remaining capital commitment is expected to be called over a one year period. As of June 30, 2016, the Company has an unfunded commitment to Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.) of $0.9 million. The remaining capital commitment is expected to be called over a one year period. As of June 30, 2016, the Company has an unfunded commitment to Lagunita Biosciences, LLC of $3.5 million. The remaining capital commitment is expected to be called over a three-year period.
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
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company intends to vigorously defend against this lawsuit.  On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint.  On September 25, 2015, the Company

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

filed its motion for partial summary judgment to dismiss certain of EIG’s claims relating to Dahlman Rose’s alleged copyright infringement.  During the second quarter the Company also filed a motion to disqualify EIG’s copyright counsel based on a conflict of interest.  Both of the Company’s motions were heard in the second quarter of 2016.  On July 15, 2016 the District Court ruled in favor of the Company on both of its motions.  Because the case is still in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position.  The case could have a material effect on the Company’s results of operations in a future period.
13. Convertible Debt and Notes Payable
As of June 30, 2016 and December 31, 2015, the Company's outstanding debt was as follows:

	As of June 30, 2016	As of December 31, 2015
	(dollars in thousands)
Convertible debt	$126,138	$122,401
Note payable	61,040	60,831
Other notes payable	16,462	—
Revolver	25,000	5,000
Capital lease obligations	2,250	2,734
	$230,890	$190,966
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
The Company recorded interest expense of $1.1 million and $1.1 million for the three months ended June 30, 2016 and 2015 and $2.2 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying condensed consolidated statements of operations is $1.7 million and $1.6 million for the three months ended June 30, 2016 and 2015 and $3.4 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the Convertible Notes.
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
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $1.3 million for the three months ended June 30, 2016 and 2015 and $2.6 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2021 Notes. As of June 30, 2016, the Company fell below a minimum calculation as required by a covenant. As a result, the Company may not currently incur new debt or make restricted payments, other than in limited permitted amounts set out in the Senior Indenture.
Other Notes Payable
During January 2016, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.38% and is due on December 31, 2016, with monthly payment requirements of $0.2 million. As of

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2016, the outstanding balance on this note payable was $1.1 million. Interest expense for the three and six months ended June 30, 2016 was insignificant.
During the second quarter of 2016, the Company entered into financing for two of its aircraft and acquired additional debt when four other aircraft were acquired (See Note 2). The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from February 2017 to May 2021 and interest rates ranged from 4.80% to 7.25%. As of June 30, 2016, the remaining balance on the aircraft financing agreements was $15.4 million. Interest expense was $0.3 million for the three and six months ended June 30, 2016, respectively.
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. The Company has drawn $25 million under this facility as of June 30, 2016. Interest accrues on borrowed funds at LIBOR plus 3.0% and interest accrues on the undrawn facility amount at LIBOR plus 0.38%. The revolver matures in August 2016. Under the revolver, the Company is required to comply with certain financial covenants for which the Company was in compliance with or were granted a waiver for for the measurement period ending June 30, 2016. On June 29, 2016, the Company entered into a waiver under the revolver, which permanently waived, on a one-time basis, the Company’s then projected non-compliance with the fixed charge coverage ratio financial covenant for the measurement period ended June 30, 2016. Interest expense for the three and six months ended June 30, 2016 was $0.2 million and $0.4 million, respectively.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of June 30, 2016, the remaining balance on these capital leases was $2.3 million. Interest expense was $0.1 million and $0.1 million for the three months ended June 30, 2016 and 2015 and $0.1 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively.
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of June 30, 2016, is as follows:

	Convertible Debt	Note Payable	Revolver	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2016	$2,243	$2,609	$25,000	$2,720	$469
2017	4,485	5,218	—	4,238	938
2018	4,485	5,218	—	2,239	938
2019	151,743	5,218	—	3,716	78
2020	—	5,218	—	1,819	—
Thereafter	—	68,468	—	4,729	—
Subtotal	162,956	91,949	25,000	19,461	2,423
Less: Amount representing interest (a)	(36,818)	(30,909)	—	(2,999)	(173)
Total	$126,138	$61,040	$25,000	$16,462	$2,250

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Letters of Credit
As of June 30, 2016, the Company has nine irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has a letter of credit, in the amount of $5.5 million, due March 2017, for which cash is pledged as collateral under a reinsurance agreement.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Location	Amount	Maturity
	(dollars in thousands)
New York	$355	May 2017
New York	$70	July 2019
New York	$695	October 2016
New York	$3,373	October 2016
New York	$1,600	November 2016
San Francisco	$710	January 2017
New York	$65	January 2017
New York	$1,000	February 2017
Boston	$382	March 2017
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2016 and December 31, 2015, there were no amounts due related to these letters of credit.
14. Stockholder's Equity
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.3 million of proceeds, net of underwriting fees and issuance costs of $3.4 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. During the six months ended June 30, 2016 the Company declared and accrued a cash dividend of $3.4 million.
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
Treasury Stock
Treasury stock of $151.9 million as of June 30, 2016, compared to $137.4 million as of December 31, 2015, resulted from $8.6 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

compensation vesting events under the Company's Equity Plan or other similar transactions and $6.0 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the six months ended June 30, 2016:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2015	34,515,734	$137,356	$3.98
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	2,510,927	8,562	3.41
Purchase of treasury stock	1,723,119	6,014	3.49
Balance outstanding at June 30, 2016	38,749,780	$151,932	$3.92
15. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Beginning Balance	$—	$17
Foreign currency translation	(5)	(1)
Ending Balance	$(5)	$16
16. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of June 30, 2016, there were 107,206,626 shares outstanding. The Company has included 648,704 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants (see Note 5(a)), unexercised stock options, unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options, SAR's, unvested restricted shares and warrants were not included in the computation of diluted net income (loss) per common share for the three and six months ended June 30, 2016 as their inclusion would have been anti-dilutive. The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
Net income (loss)	$(27,161)	$10,632	$(35,156)	$30,050
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(16,705)	3,916	(21,002)	6,636
Net income (loss) attributable to Cowen Group, Inc.	(10,456)	6,716	(14,154)	23,414
Preferred stock dividends	1,698	755	3,396	755
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(12,154)	$5,961	$(17,550)	$22,659

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	107,471	111,915	106,918	111,987
Stock options	—	25	—	27
Performance based restricted stock	—	276	—	261
Stock appreciation rights	—	170	—	148
Restricted stock	—	5,840	—	5,893
Weighted average shares used in diluted computation	107,471	118,226	106,918	118,316
Earnings (loss) per share:
Basic	$(0.11)	$0.05	$(0.16)	$0.20
Diluted	$(0.11)	$0.05	$(0.16)	$0.19
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2016
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$35,287	$35,287	$—	$—		$35,287
Brokerage	—	49,026	49,026	—	(1,926)	(e)	47,100
Management fees	15,729	766	16,495	(424)	(5,422)	(a)	10,649
Incentive income	429	—	429	150	(151)	(a)	428
Investment Income	(16,636)	(5,535)	(22,171)	—	22,171	(c)	—
Interest and dividends	—	—	—	—	4,105	(c)	4,105
Aircraft lease revenue	—	—	—	—	1,982	(f)	1,982
Reimbursement from affiliates	—	—	—	(134)	2,375	(e)	2,241
Other revenue	1,540	(212)	1,328	—	12,019	(c)(f)	13,346
Consolidated Funds revenues	—	—	—	2,093	—		2,093
Total revenues	1,062	79,332	80,394	1,685	35,153		117,231
Expenses
Non interest expense	14,067	81,952	96,019	—	12,620	(b)(c)(d)	108,639
Interest and dividends	3,257	1,118	4,375	—	2,569	(c)	6,944
Consolidated Funds expenses	—	—	—	2,143	—		2,143
Total expenses	17,324	83,070	100,394	2,143	15,189		117,726
Total other income (loss)	—	—	—	(17,771)	(20,888)	(c)	(38,658)
Income taxes expense / (benefit)	—	—	—	—	(11,992)	(b)	(11,992)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,008)	—	(2,008)	18,229	484		16,705
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(18,270)	$(3,738)	$(22,008)	$—	$11,552		$(10,456)

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$68,518	$68,518	$—	$—		$68,518
Brokerage	5	34,929	34,934	—	23	(e)	34,957
Management fees	16,540	—	16,540	(330)	(5,944)	(a)	10,266
Incentive income	(7,815)	—	(7,815)	(124)	5,839	(a)	(2,100)
Investment Income	9,259	2,956	12,215	—	(12,215)	(c)	—
Interest and dividends	—	—	—	—	3,159	(c)	3,159
Reimbursement from affiliates	—	—	—	(91)	3,593	(e)	3,502
Other revenue	72	(15)	57	—	647	(c)	704
Consolidated Funds revenues	—	—	—	602	—		602
Total revenues	18,061	106,388	124,449	57	(4,898)		119,608
Expenses
Non interest expense	16,198	92,890	109,088	—	1,179	(b)(c)(d)	110,267
Interest and dividends	2,866	1,279	4,145	—	1,950	(c)	6,095
Consolidated Funds expenses	—	—	—	634	—		634
Total expenses	19,064	94,169	113,233	634	3,129		116,996
Total other income (loss)	—	—	—	1,317	10,049	(c)	11,366
Income taxes expense / (benefit)	—	—	—	—	3,346	(b)	3,346
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(1,051)	—	(1,051)	(740)	(2,125)		(3,916)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(2,054)	$12,219	$10,165	$—	$(3,449)		$6,716

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2016
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$61,434	$61,434	$—	$—		$61,434
Brokerage	—	101,893	101,893	—	(3,858)	(e)	98,035
Management fees	31,858	1,541	33,399	(794)	(10,926)	(a)	21,679
Incentive income	7,349	—	7,349	(7)	(5,803)	(a)	1,539
Investment Income	(15,242)	(5,080)	(20,322)	—	20,322	(c)	—
Interest and dividends	—	—	—	—	7,758	(c)	7,758
Aircraft lease revenue	—	—	—	—	1,982	(f)	1,982
Reimbursement from affiliates	—	—	—	(148)	6,276	(e)	6,128
Other revenue	2,222	59	2,281	—	13,790	(c)(f)	16,071
Consolidated Funds revenues	—	—	—	3,644	—		3,644
Total revenues	26,187	159,847	186,034	2,695	29,541		218,270
Expenses
Non interest expense	34,329	165,713	200,042	—	15,410	(b)(c)(d)	215,452
Interest and dividends	6,440	2,209	8,649	—	5,605	(c)	14,254
Consolidated Funds expenses	—	—	—	3,959	—		3,959
Total expenses	40,769	167,922	208,691	3,959	21,015		233,665
Total other income (loss)	—	—	—	(21,184)	(13,889)	(c)	(35,073)
Income taxes expense / (benefit)	—	—	—	—	(15,312)	(b)	(15,312)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(4,235)	—	(4,235)	22,448	2,789		21,002
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(18,817)	$(8,075)	$(26,892)	$—	$12,738		$(14,154)

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months June 30, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$133,751	$133,751	$—	$—		$133,751
Brokerage	23	70,435	70,458	—	(47)	(e)	70,411
Management fees	33,147	—	33,147	(567)	(11,930)	(a)	20,650
Incentive income	7,547	—	7,547	(306)	(6,969)	(a)	272
Investment Income	31,090	10,005	41,095	—	(41,095)	(c)	—
Interest and dividends	—	—	—	—	6,242	(c)	6,242
Reimbursement from affiliates	—	—	—	(176)	7,320	(e)	7,144
Other revenue	93	32	125	—	1,247	(c)	1,372
Consolidated Funds revenues	—	—	—	860	—		860
Total revenues	71,900	214,223	286,123	(189)	(45,232)		240,702
Expenses
Non interest expense	51,032	189,218	240,250	—	2,686	(b)(c)(d)	242,936
Interest and dividends	5,910	2,257	8,167	—	3,707	(c)	11,874
Consolidated Funds expenses	—	—	—	992	—		992
Total expenses	56,942	191,475	248,417	992	6,393		255,802
Total other income (loss)	—	—	—	3,724	51,719	(c)	55,443
Income taxes expense / (benefit)	—	—	—	—	10,293	(b)	10,293
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(3,896)	—	(3,896)	(2,543)	(197)		(6,636)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$11,062	$22,748	$33,810	$—	$(10,396)		$23,414

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
(f)    Aircraft lease revenue is shown net of expenses in other revenue for Economic Income (Loss).
For the three and six months ended June 30, 2016 and 2015, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

18. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution and Cowen Prime are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution and Cowen Prime are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2016, Cowen and Company had total net capital of approximately $63.5 million, which was approximately $62.5 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2016, ATM Execution had total net capital of approximately $3.4 million, which was approximately $3.1 million in excess of its minimum net capital requirement of $250,000. As of June 30, 2016, Cowen Prime had total net capital of approximately $13.7 million, which was approximately $13.4 million in excess of its minimum net capital requirement of $250,000. During the second quarter of 2016, Cowen Prime Trading's broker dealer withdrawal request, filed with FINRA, became effective and the business was merged into Cowen Prime.
Cowen and Company, ATM Execution and Cowen Prime claim exemption from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of broker-dealers (“PAB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, ATM Execution and Cowen Prime and the clearing brokers, which require, among other things, that the clearing brokers performs computations for PAB and segregates certain balances on behalf of Cowen and Company, ATM Execution and Cowen Prime, if applicable.
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of June 30, 2016, Ramius UK's Financial Resources of $0.25 million exceeded its minimum requirement of $0.06 million by $0.19 million. As of June 30, 2016, CIL's Financial Resources of $4.0 million exceeded its minimum requirement of $2.0 million by $2.0 million.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, is required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of June 30, 2016 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2016. RCG Insurance Company’s capital and surplus as of June 30, 2016 totaled approximately $24.6 million.
19. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of June 30, 2016 and December 31, 2015, $6.0 million and $6.3 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. The Company reimbursed the funds it manages and records these net in management fees and incentive income in the accompanying condensed consolidated statements of operation. These amounts were immaterial for the three and six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, related amounts still payable were $0.1 million and $0.1 million, respectively, and were reflected in fees payable in the accompanying condensed consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of June 30, 2016 and December 31, 2015, loans to employees of $7.2 million and $5.5 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. The Company does not make loans to its executive officers. Of these amounts $1.2 million and $1.2 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.1 million and $0.7 million for the three months ended June 30, 2016 and 2015 and $0.7 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statement of operations. For the three and six months ended June 30, 2016, and 2015, the interest income was insignificant for all related party loans and advances.
Included in due to related parties is approximately $0.3 million and $0.3 million as of June 30, 2016 and December 31, 2015, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Included in due from related parties is $12.8 million related to a sale, in December of 2015, of a portion of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five year period and earns interest at 5% per annum.  The interest income for the three and six months ended June 30, 2016 was $0.2 million and $0.3 million, respectively.
The remaining balance included in due from related parties of $15.5 million and $20.0 million as of June 30, 2016 and December 31, 2015, respectively, relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of June 30, 2016 and December 31, 2015, such investments aggregated $27.0 million and $21.3 million, respectively, were included in redeemable non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $0.7 million and $3.4 million for the three months ended June 30, 2016 and 2015 and $1.3 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

estimated. However, the Company believes it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the accompanying condensed consolidated financial statements for these indemnifications.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of June 30, 2016 and December 31, 2015. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
21. Subsequent Events
The Company’s revolving unsecured credit facility was set to mature on August 3, 2016.  On July 29, 2016, the Company amended its credit facility to, among other things, extend the existing stated maturity thereof from August 3, 2016 to September 29, 2016, reduce the aggregate revolving commitments thereunder from $25,000,000 to $15,000,000 and make future draws on the revolver during the extension period subject to the sole discretion of the lenders thereunder. In connection with the amendment, the Company repaid all outstanding amounts under the credit facility from cash on hand. The amendment provides a short-term extension to permit the Company additional time to negotiate the terms of a longer term renewal of the Credit Agreement.  The Company may choose not to permanently extend the facility if favorable terms are not agreed with the financial institutions.
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
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including long/short equity, activist equity, event driven equity, event driven credit, global macro, customized portfolio solutions, managed futures, health care royalties and private real estate. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. The Company has also invested some of its capital in its recently formed aviation and reinsurance businesses. Our alternative investment business had approximately $13.0 billion of assets under management as of July 1, 2016. See the section titled "Assets Under Management and Fund Performance" for further analysis.
Our broker-dealer businesses include research, sales and trading, prime brokerage and investment banking services to companies and primarily institutional investor clients. Our primary target sectors ("Target Sectors") are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, and energy and transportation. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities and debt instruments, principally in our target sectors. The broker-dealer segment also offers a full-service suite of introduced prime brokerage services targeting emerging hedge fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
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

Recent Developments
On May 1, 2016, the Company launched a consumer focused equity long/short fund.
On May 6, 2016, the Company completed its previously announced acquisition of CRT Capital Group LLC’s (“CRT”) credit products, credit research, special situations and emerging markets units.
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
Lease revenue
Lease revenue under operating leases is recognized on a straight-line basis over the term of the lease.
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
As of July 1, 2016, the Company had assets under management of $13.0 billion, a 2.2% decrease as compared to assets under management of $13.3 billion as of January 1, 2016. The $0.3 billion decrease in assets under management during the six months ended June 30, 2016 primarily resulted from redemptions from the alternative solutions business.
The following table is a breakout of total assets under management by platform as of July 1, 2016 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (g) (m)	Alternative Solutions (a) (h)	Ramius Trading Strategies (i)	Real Estate (a) (j)	Healthcare Royalty Partners (c) (d) (k)	Other (l)	Total
	(dollars in millions)
January 1, 2014	$3,168	$2,936	$94	$1,639	$1,523	$67	$9,427
Subscriptions	1,132	1,326	35	249	1,059	—	3,801
Redemptions	(935)	(272)	—	(181)	—	(19)	(1,407)
Performance (e)	853	(206)	18	—	—	—	665
Net Return (f)	26.93%	(7.02)%	19.15%	—%	—%	—%	7.05%
January 1, 2015	4,218	3,784	147	1,707	2,582	48	12,486
Subscriptions	2,725	997	—	—	—	—	3,722
Redemptions	(572)	(810)	(49)	(65)	(178)	(14)	(1,688)
Performance (e)	(781)	(419)	(3)	—	5	—	(1,198)
Net Return (f)	(18.52)%	(11.07)%	(2.04)%	—%	0.19%	—%	(9.59)%
January 1, 2016	5,590	3,552	95	1,642	2,409	34	13,322
Subscriptions	604	—	—	—	—	—	604
Redemptions	(448)	(431)	(7)	(56)	(65)	(5)	(1,012)
Performance (e)	165	20	2	—	(66)	—	121
Net Return (f)	2.95%	0.56%	2.11%	—%	(2.74)%	—%	0.91%
July 1, 2016	$5,911	$3,141	$90	$1,586	$2,278	$29	$13,035

(a)
The Company owns between 20% and 55% of the general partners or managing members of the real estate business, the activist business, the global macro strategy business (the single strategy hedge funds) and the alternative solutions business (starting as of September 2013).

(b)
These amounts include the Ramius Event Driven Equity Fund (which was liquidated in January 2016) and the Company's invested capital of approximately $158.2 million, $173.6 million and $172.2 million as of July 1, 2016, January 1, 2016 and January 1, 2015, respectively.

(c)	These amounts include the Company's invested capital of approximately $18.2 million, $20.2 million and $20.7 million as of July 1, 2016, January 1, 2016 and January 1, 2015, respectively.

(d)	This amount reflects committed capital.

(e)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(f)	Net returns are calculated on the platform as a whole. Net return of individual funds will vary based on the timing and strategy the respective funds.

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
Fund Performance
For the quarter ended June 30, 2016, the Company's strategies had mixed results relative to their respective benchmarks.
As was the case in the first three months of the year, the second quarter was one of changing investor sentiment and short periods of elevated volatility. First quarter fears of China’s slowing economy’s effect on world trade eased, along with the concern that a rate hike by the U.S. Federal Reserve would negatively impact emerging economies. Just as there was no identifiable catalyst for the risk-off environment with which the year began, there was no seminal event that caused investors to once again embrace risk assets from mid-February well into the second quarter. After the U.K. Brexit referendum on June 23, 2016 markets reacted markedly, with equities around the world selling off sharply and currency markets experiencing one of the most volatile days on record. This was followed by a quick recovery in many risk assets over the last three days of June, but perceived safe harbors such as gold and high quality sovereign debt, with over $10 trillion trading at negative yields on a global basis, still saw large inflows of capital.
Our activist strategy had positive results for the quarter, but lagged the Russell 2000 Index, which continued to recover from for the risk-off sentiment at the beginning of 2016. On a year to date basis, the activist strategy has outperformed the Russell 2000 Index. The performance of the activist strategy will continue to have a meaningful effect on the Company’s financial results due to the level of assets under management.  After an exceptionally strong start to the year, the merger arbitrage strategy had negative performance for the quarter, almost entirely driven by the termination of the Pfizer / Allergan merger transaction. Following the drawdown in April, the strategy once again had positive results in May and June. Our options-based global macro strategy also had muted performance as the markets continue to evidence an overall decline in implied volatilities, despite temporary, but not sustainable, movements in certain equity indices and currency relationships. Another of our affiliate managers engages in equity long/short investing in consumer-related stocks. Since joining Ramius, the strategy has generated positive results, and that was the case again in the second quarter and on a year-to-date basis. Strong performance (on both the short and long sides of the book) allowed the strategy to significantly outperform the HFRX Equity Hedge Index thus far in 2016. The State Street Ramius Managed Futures Strategy Fund, which offers exposure to multi-manager managed futures, was able to capitalize on markets’ movements in the second quarter, generating positive returns for the period and on a year to date basis. The Company’s alternative solutions business is based on institutional customized accounts and, as a result, performance varies depending on the underlying objectives of each account. The solutions business performed adequately in its specialized assignments.
The internally managed multi-strategy funds maintained their focus on capital preservation, while continuing to execute opportunistic transactions linked to certain assets, and made further distributions to investors during the period.
With regard to the longer-dated investment vehicles in real estate, the largest legacy real estate debt fund, as well as the legacy equity fund was basically unchanged in value for the period.  Certain of the legacy real estate funds, inclusive of these two, are in the process of returning capital to investors.  The most recent real estate debt vehicle continues to make investments, and interim results are meeting performance expectations. Our healthcare royalty strategy, having raised a substantial amount of capital in 2014, still remains in its investment period. With the turbulence in the pharmaceutical and health care sectors presenting attractive investment opportunities, the strategy has been able to put more money to work in both its latest commingled fund and separate managed accounts.

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
As of June 30, 2016, the Company's invested capital amounted to a net value of $662.4 million (supporting a long market value of $968.5 million), representing approximately 86% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of June 30, 2016. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of June 30, 2016 because they are included in various line items of the accompanying condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$440.0	57%
Merchant Banking	161.1	21%
Real Estate	61.3	8%
Total	662.4	86%
Stockholders' Equity	$770.2	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our alternative investment and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 17 to the accompanying condensed Company's consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended June 30,		Period to Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$35,287	$68,518	$(33,231)	(48)%
Brokerage	47,100	34,957	12,143	35%
Management fees	10,649	10,266	383	4%
Incentive income	428	(2,100)	2,528	120%
Interest and dividends	4,105	3,159	946	30%
Reimbursement from affiliates	2,241	3,502	(1,261)	(36)%
Aircraft lease revenue	1,982	—	1,982	NM
Other revenues	13,346	704	12,642	NM
Consolidated Funds revenues	2,093	602	1,491	248%
Total revenues	117,231	119,608	(2,377)	(2)%
Expenses
Employee compensation and benefits	55,627	75,328	(19,701)	(26)%
Interest and dividends	6,944	6,095	849	14%
General, administrative and other expenses	53,012	34,939	18,073	52%
Consolidated Funds expenses	2,143	634	1,509	238%
Total expenses	117,726	116,996	730	1%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	(20,218)	9,070	(29,288)	(323)%
Consolidated Funds net gains (losses)	(18,440)	2,296	(20,736)	(903)%
Total other income (loss)	(38,658)	11,366	(50,024)	(440)%
Income (loss) before income taxes	(39,153)	13,978	(53,131)	(380)%
Income taxes expense (benefit)	(11,992)	3,346	(15,338)	(458)%
Net income (loss)	(27,161)	10,632	(37,793)	(355)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(16,705)	3,916	(20,621)	(527)%
Net income (loss) attributable to Cowen Group, Inc.	(10,456)	6,716	(17,172)	(256)%
Preferred stock dividends	1,698	755	943	125%
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(12,154)	$5,961	$(18,115)	(304)%
Revenues
Investment Banking
Investment banking revenues decreased $33.2 million to $35.3 million for the three months ended June 30, 2016 compared with $68.5 million in the prior year period. During the three months ended June 30, 2016, the Company completed 21 underwriting transactions, four strategic advisory transactions and one debt capital market transaction. During the three months ended June 30, 2015, the Company completed 39 underwriting transactions, five strategic advisory transactions and three debt capital market transactions. The average underwriting fee per transaction was 20.6% less in the second quarter of 2016 as compared to the prior year period.
Brokerage
Brokerage revenues increased $12.1 million to $47.1 million for the three months ended June 30, 2016 compared with $35.0 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, a decrease in facilitation losses in our cash equities business, the initiation of our prime brokerage businesses in the third and fourth quarters of 2015 and the initiation of our credit trading business in May 2016. Customer trading volumes across the industry (according to Bloomberg) increased 14% for the three months ended June 30, 2016 compared to the same period in the prior year.

Management Fees
Management fees increased $0.4 million to $10.7 million for the three months ended June 30, 2016 compared with $10.3 million in the prior year period. This increase was primarily related to an increase in management fees from our prime services business (acquired during the fourth quarter of 2015) partially offset with lower management fees from our alternative solutions business.
Incentive Income
Incentive income increased $2.5 million to $0.4 million for the three months ended June 30, 2016, compared with a loss of $2.1 million in the prior year period. This increase was primarily related to a reversal of performance fee income in the prior year from our alternative solutions business.
Interest and Dividends
Interest and dividends increased $0.9 million to $4.1 million for the three months ended June 30, 2016 compared with $3.2 million in the prior year period. This was primarily attributable to an increase in the number of investments in interest bearing securities during 2016 as compared to 2015.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $1.3 million to $2.2 million for the three months ended June 30, 2016 compared with $3.5 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft lease revenue
Aircraft lease revenue was $2.0 million for the three months ended June 30, 2016 relating to our new aircraft leasing business which began during 2016.
Other Revenues
Other revenues increased $12.6 million to $13.3 million for the three months ended June 30, 2016 compared with $0.7 million in the prior year period. The increase primarily relates to premiums from our insurance-related business which was entered into at the end of the fourth quarter of 2015 and sublease income from additional office space.
Consolidated Funds Revenues
Consolidated Funds revenues increased $1.5 million to $2.1 million for the three months ended June 30, 2016 compared with $0.6 million in the prior year period. The increase is due to the consolidation of new funds during 2016.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $19.7 million to $55.6 million for the three months ended June 30, 2016 compared with $75.3 million in the prior year period. The decrease is primarily due to $50.1 million lower other income (loss) and $2.4 million lower revenues during the second quarter of 2016 as compared to 2015 and thus resulting in a lower compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 71% for the three months ended June 30, 2016, compared with 58% for the prior year period.
Interest and Dividends
Interest and dividend expenses increased $0.8 million to $6.9 million for the three months ended June 30, 2016 compared with $6.1 million in the prior year period. This was primarily attributable to an increase in the number of debt securities held during 2016 as compared to 2015.
General, Administrative and Other Expenses
General, administrative and other expenses increased $18.1 million to $53.0 million for the three months ended June 30, 2016 compared with $34.9 million in the prior year period. The increase is primarily related to loss and claim reserves, acquisition costs and other expenses related to our insurance and reinsurance related policies entered into during the second quarter of 2016 related to our respective businesses which commenced at the end of the fourth quarter of 2015. In addition there are higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees and increased occupancy costs, some of which is related to acquisitions during late 2015 and during 2016.

Consolidated Funds Expenses
Consolidated Funds expenses increased $1.5 million to $2.1 million for the three months ended June 30, 2016 compared with $0.6 million for the prior year period. The increase is due to the consolidation of new funds during 2016.
Other Income (Loss)
Other income (loss) decreased $50.1 million to a loss of $38.7 million for the three months ended June 30, 2016 compared with $11.4 million in the prior year period. The decrease primarily relates to a decrease in performance in our activist strategy and the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax benefit increased $15.3 million to $12.0 million for the three months ended June 30, 2016 compared with an income tax expense of $3.3 million in the prior year period. This change is primarily attributable to the Company's operating results.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased by $20.6 million to a loss of $16.7 million for the three months ended June 30, 2016 compared with income of $3.9 million in the prior year period. The decrease was primarily the result of losses incurred by one of our consolidated funds. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

	Condensed Consolidated Statements of Operations
	(unaudited)
	Six Months Ended June 30,		Period to Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$61,434	$133,751	$(72,317)	(54)%
Brokerage	98,035	70,411	27,624	39%
Management fees	21,679	20,650	1,029	5%
Incentive income	1,539	272	1,267	466%
Interest and dividends	7,758	6,242	1,516	24%
Reimbursement from affiliates	6,128	7,144	(1,016)	(14)%
Aircraft lease revenue	1,982	—	1,982	NM
Other revenues	16,071	1,372	14,699	1,071%
Consolidated Funds revenues	3,644	860	2,784	324%
Total revenues	218,270	240,702	(22,432)	(9)%
Expenses
Employee compensation and benefits	118,808	171,192	(52,384)	(31)%
Interest and dividends	14,254	11,874	2,380	20%
General, administrative and other expenses	96,644	71,744	24,900	35%
Consolidated Funds expenses	3,959	992	2,967	299%
Total expenses	233,665	255,802	(22,137)	(9)%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	(17,030)	48,061	(65,091)	(135)%
Consolidated Funds net gains (losses)	(18,043)	7,382	(25,425)	(344)%
Total other income (loss)	(35,073)	55,443	(90,516)	(163)%
Income (loss) before income taxes	(50,468)	40,343	(90,811)	(225)%
Income taxes expense (benefit)	(15,312)	10,293	(25,605)	(249)%
Net income (loss)	(35,156)	30,050	(65,206)	(217)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(21,002)	6,636	(27,638)	(416)%
Net income (loss) attributable to Cowen Group, Inc.	(14,154)	23,414	(37,568)	(160)%
Preferred stock dividends	3,396	755	2,641	350%
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(17,550)	$22,659	$(40,209)	(177)%
Revenues
Investment Banking
Investment banking revenues decreased $72.3 million to $61.4 million for the six months ended June 30, 2016 compared with $133.8 million in the prior year period. During the six months ended June 30, 2016, the Company completed 33 underwriting transactions, four strategic advisory transactions and three debt capital market transactions. During the six months ended June 30, 2015, the Company completed 86 underwriting transactions, seven strategic advisory transactions and four debt capital market transactions. The average underwriting fee per transaction was 3.8% greater for the six months ended June 30, 2016 as compared to the prior year period.
Brokerage
Brokerage revenues increased $27.6 million to $98.0 million for the six months ended June 30, 2016 compared with $70.4 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, a decrease in facilitation losses in our cash equities business, the initiation of our prime brokerage businesses in the third and fourth quarters of 2015 and the initiation of our credit trading business in May 2016. Customer trading volumes across the industry (according to Bloomberg) increased 19% for the six months ended June 30, 2016 compared to the prior year.

Management Fees
Management fees increased $1.0 million to $21.7 million for the six months ended June 30, 2016 compared with $20.7 million in the prior year period. This increase was primarily related to an increase in management fees from our prime services business (acquired during the fourth quarter of 2015) partially offset with lower management fees from our alternative solutions business.
Incentive Income
Incentive income increased $1.2 million to $1.5 million for the six months ended June 30, 2016, compared with $0.3 million in the prior year period. This increase was primarily related to an increase in performance fees from our private investment management business.
Interest and Dividends
Interest and dividends increased $1.6 million to $7.8 million for the six months ended June 30, 2016 compared with $6.2 million in the prior year period. This was primarily attributable to an increase in the number of investments in interest bearing securities during 2016 as compared to 2015.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $1.0 million to $6.1 million for the six months ended June 30, 2016 compared with $7.1 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft lease revenues
Aircraft lease revenues were $2.0 million for the six months ended June 30, 2016 relating to our new aircraft leasing business which began during 2016.
Other Revenues
Other revenues increased $14.7 million to $16.1 million for the six months ended June 30, 2016 compared with $1.4 million in the prior year period. The increase primarily relates to premiums from our insurance-related business which was entered into at the end of the fourth quarter of 2015 and sublease income from additional office space.
Consolidated Funds Revenues
Consolidated Funds revenues increased $2.7 million to $3.6 million for the six months ended June 30, 2016 compared with $0.9 million in the prior year period. The increase is due to the consolidation of new funds during 2016.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $52.4 million to $118.8 million for the six months ended June 30, 2016 compared with $171.2 million in the prior year period. The decrease is primarily due to $22.4 million lower total revenues and $90.5 million lower other income (loss) during 2016 as compared to 2015, resulting in a lower compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 65% for the six months ended June 30, 2016, compared with 58% in the prior year period.
Interest and Dividends
Interest and dividend expenses increased $2.4 million to $14.3 million for the six months ended June 30, 2016 compared with $11.9 million in the prior year period. This was primarily attributable to an increase in the number of debt securities held during 2016 as compared to 2015.
General, Administrative and Other Expenses
General, administrative and other expenses increased $24.9 million to $96.6 million for the six months ended June 30, 2016 compared with $71.7 million in the prior year period. The increase is primarily related to loss and claim reserves, acquisition costs and other expenses related to our insurance and reinsurance related policies entered into during the second quarter of 2016 related to our respective businesses which commenced at the end of the fourth quarter of 2015. In addition there are higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees and increased occupancy costs, some of which is related to acquisitions during late 2015 and during 2016.

Consolidated Funds Expenses
Consolidated Funds expenses increased $3.0 million to $4.0 million for the six months ended June 30, 2016 compared with $1.0 million in the prior year period. The increase is due to the consolidation of new funds during 2016.
Other Income (Loss)
Other income (loss) decreased $90.5 million to a loss of $35.1 million for the six months ended June 30, 2016 compared with $55.4 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax benefit increased $25.6 million to $15.3 million for the six months ended June 30, 2016 compared with an income tax expense of $10.3 million in the prior year period. This change is primarily attributable to the Company’s operating results.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased $27.6 million to a loss of $21.0 million for the six months ended June 30, 2016 compared with income of $6.6 million in the prior year period. The decrease was primarily the result of losses incurred by one of our consolidated funds. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
For the three and six months ended June 30, 2016 and 2015, the Company's alternative investment segment includes hedge funds, private equity structures, registered investment companies and listed vehicles operating results and other investment platforms operating results.
For the three and six months ended June 30, 2016 and 2015, the Company's broker-dealer segment includes investment banking, research, sales and trading and prime brokerage businesses' operating results.
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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 17 to the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Our broker-dealer segment generates Economic Income (Loss) revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's Target Sectors: healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, and energy and transportation. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Cowen's broker-dealer segment also offers a full-service suite of prime brokerage services. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage in the accompanying condensed consolidated statement of operations.
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

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

	Economic Income (Loss)
	(unaudited)
	Three Months Ended June 30,
	2016			2015			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$35,287	$35,287	$—	$68,518	$68,518	$(33,231)	(48)%
Brokerage	—	49,026	49,026	5	34,929	34,934	14,092	40%
Management fees	15,729	766	16,495	16,540	—	16,540	(45)	—%
Incentive income (loss)	429	—	429	(7,815)	—	(7,815)	8,244	105%
Investment income (loss)	(16,636)	(5,535)	(22,171)	9,259	2,956	12,215	(34,386)	(282)%
Other revenues	1,540	(212)	1,328	72	(15)	57	1,271	NM
Total economic income revenues	1,062	79,332	80,394	18,061	106,388	124,449	(44,055)	(35)%
Non-interest expenses	14,067	81,952	96,019	16,198	92,890	109,088	(13,069)	(12)%
Interest expense	3,257	1,118	4,375	2,866	1,279	4,145	230	6%
Non-controlling interest	(2,008)	—	(2,008)	(1,051)	—	(1,051)	(957)	(91)%
Economic income (loss)	$(18,270)	$(3,738)	$(22,008)	$(2,054)	$12,219	$10,165	$(32,173)	(317)%
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $80.4 million for the three months ended June 30, 2016, a decrease of $44.0 million compared to Economic Income (Loss) revenues of $124.4 million in the prior year period. The decrease was primarily related to decrease in performance in investment income and a decrease in investment banking activity. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $1.1 million for the three months ended June 30, 2016, a decrease of $17.0 million compared to Economic Income (Loss) revenues of $18.1 million in the prior year period.
Management Fees.    Management fees for the segment decreased $0.8 million to $15.7 million for the three months ended June 30, 2016 compared with $16.5 million in the prior year period. This decrease was primarily related to a decrease in management fees for our activist and alternative solutions businesses.
Incentive Income (Loss).    Incentive income for the segment increased $8.2 million to $0.4 million for the three months ended June 30, 2016 compared with a loss of $7.8 million in the prior year period. This increase was primarily related to a reversal of performance fee income in the prior year from our alternative solutions business.
Investment Income (Loss).    Investment income for the segment decreased $25.9 million to a loss of $16.6 million for the three months ended June 30, 2016, compared with $9.3 million in the prior year period. The decrease primarily relates to a decrease in the Company's performance in the Company's own invested capital.
Other Revenues.    Other revenues for the segment increased to $1.5 million for the three months ended June 30, 2016, compared with $0.1 million in the prior year period. This increase is related to net underwriting income from our insurance-related business which was entered into at the end of the fourth quarter of 2015 and sublease income from additional office space.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $79.3 million for the three months ended June 30, 2016, a decrease of $27.1 million compared with Economic Income (Loss) revenues of $106.4 million in the prior year period.
Investment Banking.    Investment banking revenues decreased $33.2 million to $35.3 million for the three months ended June 30, 2016 compared with $68.5 million in the prior year period. During the three months ended June 30, 2016, the Company completed 21 underwriting transactions, four strategic advisory transactions and one debt capital market transaction. During the three months ended June 30, 2015, the Company completed 39 underwriting transactions, five strategic advisory transactions and three debt capital market transactions. The average underwriting fee per transaction was 20.6% less in the second quarter of 2016 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $14.1 million to $49.0 million for the three months ended June 30, 2016, compared with $34.9 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, a decrease in facilitation losses in our cash equities business, the initiation of our prime brokerage businesses in the third and fourth quarters of 2015 and the initiation of our credit trading business in May 2016. Customer trading volumes across the industry (according to Bloomberg) increased 14% for the three months ended June 30, 2016 compared to the same period in the prior year.
Investment Income (Loss).    Investment income for the segment decreased $8.5 million to a loss of $5.5 million for the three months ended June 30, 2016 compared with $3.0 million in the prior year period. The decrease is a result of a decrease in overall investment income which is allocated amongst the segments.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses decreased $13.1 million to $96.0 million for the three months ended June 30, 2016, compared with $109.1 million in the prior year period.
Compensation and Benefits.    Compensation and benefits expenses, included within non-interest expenses, decreased $20.1 million to $54.5 million for the three months ended June 30, 2016, compared with $74.6 million in the prior year period. The decrease is due to $44.0 million lower revenues during the second quarter of 2016 as compared to 2015 and thus resulting in a lower compensation and benefits accrual. The compensation to revenue ratio was 68% for the three months ended June 30, 2016, compared to 60% for the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $2.6 million to $27.4 million for the three months ended June 30, 2016, compared with $24.8 million in the prior year period. This increase was primarily due to higher communications, increased occupancy costs and increased depreciation and amortization all of which are primarily related to acquisitions during late 2015 and during 2016.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Period-to-Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$4,525	$3,192	$1,333	42%
Professional, advisory and other fees	3,954	4,271	(317)	(7)%
Occupancy and equipment	7,348	6,449	899	14%
Depreciation and amortization	2,840	2,140	700	33%
Service fees	2,052	1,666	386	23%
Expenses from equity investments	3,775	3,980	(205)	(5)%
Other	2,857	3,076	(219)	(7)%
Total	$27,351	$24,774	$2,577	10%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $2.8 million to $14.8 million for the three months ended June 30, 2016, compared with $12.0 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, some of which is related to acquisitions during late 2015 and during 2016.

The following table shows the components of the non-compensation expenses—variable, for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Period-to-Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$7,147	$4,985	$2,162	43%
HealthCare Royalty Partners syndication costs	132	132	—	—%
Expenses related to Luxembourg insurance companies	223	652	(429)	(66)%
Marketing and business development	6,438	5,859	579	10%
Other	816	403	413	102%
Total	$14,756	$12,031	$2,725	23%
Interest expense.    Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, increased $0.3 million to $4.4 million for the three months ended June 30, 2016 compared with $4.1 million in the prior year period.
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, decreased $1.7 million to $0.6 million for the three months ended June 30, 2016 compared with $2.3 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Non-Controlling Interest.    Income (loss) attributable to redeemable non-controlling interests increased by $1.0 million to $2.0 million for the three months ended June 30, 2016 compared with $1.0 million in the prior year period. The increase is primarily related to an increase in income allocable to partners due to new partnership agreements entered into during 2015 and early 2016. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

	Economic Income (Loss)
	Six Months Ended June 30,
	2016			2015			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$61,434	$61,434	$—	$133,751	$133,751	$(72,317)	(54)%
Brokerage	—	101,893	101,893	23	70,435	70,458	31,435	45%
Management fees	31,858	1,541	33,399	33,147	—	33,147	252	1%
Incentive income (loss)	7,349	—	7,349	7,547	—	7,547	(198)	(3)%
Investment income (loss)	(15,242)	(5,080)	(20,322)	31,090	10,005	41,095	(61,417)	(149)%
Other income (loss)	2,222	59	2,281	93	32	125	2,156	NM
Total economic income revenues	26,187	159,847	186,034	71,900	214,223	286,123	(100,089)	(35)%
Non-interest expenses	34,329	165,713	200,042	51,032	189,218	240,250	(40,208)	(17)%
Interest expense	6,440	2,209	8,649	5,910	2,257	8,167	482	6%
Non-controlling interest	(4,235)	—	(4,235)	(3,896)	—	(3,896)	(339)	(9)%
Economic income (loss)	$(18,817)	$(8,075)	$(26,892)	$11,062	$22,748	$33,810	$(60,702)	(180)%
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $186.0 million for the six months ended June 30, 2016, a decrease of $100.1 million compared to Economic Income (Loss) revenues of $286.1 million in the prior year period. The decrease was related to investment banking activity and a decrease in performance in investment income offset partially by an increase in brokerage activity. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.

Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $26.2 million for the six months ended June 30, 2016, a decrease of $45.7 million compared to Economic Income (Loss) revenues of $71.9 million in the prior year period.
Management Fees.    Management fees for the segment decreased $1.2 million to $31.9 million for the six months ended June 30, 2016 compared with $33.1 million in the prior year period. This decrease was primarily related to a decrease in management fees for our alternative solutions and activist businesses offset partially by an increase in management fees from our macro options and equities businesses.
Incentive Income (Loss).    Incentive income for the segment decreased $0.2 million to $7.3 million for the six months ended June 30, 2016 compared with $7.5 million in the prior year period. This increase was primarily related to a reversal of performance fee income in the prior year from our alternative solutions business offset partially by an increase in our private investment management business.
Investment Income (Loss).    Investment income for the segment decreased $46.3 million to a loss of $15.2 million for the six months ended June 30, 2016 compared with $31.1 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment increased $2.1 million to $2.2 million for the six months ended June 30, 2016 compared with $0.1 million in the prior year period. This increase is related to net underwriting income from our insurance-related business which was entered into at the end of the fourth quarter of 2015 and sublease income from additional office space.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $159.8 million for the six months ended June 30, 2016, a decrease of $54.4 million compared with Economic Income (Loss) revenues of $214.2 million in the prior year.
Investment Banking.    Investment banking revenues decreased $72.4 million to $61.4 million for the six months ended June 30, 2016 compared with $133.8 million in the prior year period. During the six months ended June 30, 2016, the Company completed 33 underwriting transactions, four strategic advisory transactions and three debt capital market transactions. During the six months ended June 30, 2015, the Company completed 86 underwriting transactions, seven strategic advisory transactions and four debt capital market transactions. The average underwriting fee per transaction was 3.8% greater for the six months ended June 30, 2016 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $31.5 million to $101.9 million for the six months ended June 30, 2016, compared with $70.4 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, a decrease in facilitation losses in our cash equities business, the initiation of our prime brokerage businesses in the third and fourth quarters of 2015 and the initiation of our credit trading business in May 2016. Customer trading volumes across the industry (according to Bloomberg) increased 19% for the six months ended June 30, 2016 compared to the prior year.
Investment Income (Loss).    Investment income for the segment decreased $15.1 million to a loss of $5.1 million for the six months ended June 30, 2016, compared with $10.0 million in the prior year period. The decrease is a result of a decrease in overall investment income which is allocated amongst the segments.
Other Income (Loss).    Other income (loss) for the segment was $0.1 million for the six months ended June 30, 2016 and 2015.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses decreased $40.3 million to $200.0 million for the six months ended June 30, 2016, compared with $240.3 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, decreased $53.1 million to $116.6 million for the six months ended June 30, 2016 compared with $169.7 million in the prior year period. The decrease is due to $100.1 million lower revenues during 2016 as compared to 2015 and resulted in a lower compensation and benefits accrual. The compensation to revenue ratio was 63% for the six months ended June 30, 2016 compared with 59% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $4.8 million to $54.6 million for the six months ended June 30, 2016 compared with $49.8 million in the prior year period. This increase was primarily due to higher communications, increased occupancy costs and increased depreciation and amortization all of which are primarily related to acquisitions during late 2015 and during 2016.

The following table shows the components of the non-compensation expenses—fixed, for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Period-to-Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$8,662	$6,833	$1,829	27%
Professional, advisory and other fees	8,278	8,257	21	—%
Occupancy and equipment	14,568	12,808	1,760	14%
Depreciation and amortization	5,678	4,275	1,403	33%
Service fees	4,212	3,544	668	19%
Expenses from equity investments	7,494	8,110	(616)	(8)%
Other	5,705	5,977	(272)	(5)%
Total	$54,597	$49,804	$4,793	10%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $4.8 million to $30.0 million for the six months ended June 30, 2016 compared with $25.2 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, some of which is related to acquisitions during late 2015 and during 2016.
The following table shows the components of the non-compensation expenses—variable, for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Period-to-Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$14,209	$9,941	$4,268	43%
HealthCare Royalty Partners syndication costs	264	264	—	—%
Expenses related to Luxembourg companies	1,201	1,492	(291)	(20)%
Marketing and business development	13,049	11,582	1,467	13%
Other	1,265	1,957	(692)	(35)%
Total	$29,988	$25,236	$4,752	19%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, decreased $3.4 million to $1.1 million for the six months ended June 30, 2016 compared with $4.5 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Interest expense
Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, increased $0.4 million to $8.6 million for the six months ended June 30, 2016 compared with $8.2 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests increased by $0.3 million to $4.2 million for the six months ended June 30, 2016 compared with $3.9 million in the prior year period. The increase is primarily related to an increase in income allocable to partners due to new partnership agreements entered into during 2015 and early 2016. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2016, we had cash and cash equivalents of $57.8 million and net liquid investment assets of $378.4 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of June 30, 2016 and December 31, 2015 were $9.3 million and $53.8 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $0.9 million and $1.0 million as of June 30, 2016 and December 31, 2015, respectively, and the tax liability that would arise if these earnings were remitted is approximately $0.1 million and $0.1 million, respectively.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As of June 30, 2016, the Company had unfunded commitments of $7.4 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.8 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through June 30, 2016, the Company has funded $37.7 million towards these commitments. As of June 30, 2016, the Company has an unfunded commitment to Formation8 Partners Fund I, L.P. of $0.5 million. The remaining capital commitment is expected to be called over a one year period. As of June 30, 2016, the Company has an unfunded commitment to Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.) of $0.9 million. The remaining capital commitment is expected to be called over a one year period. As of June 30, 2016, the Company has an unfunded commitment to Lagunita Biosciences, LLC of $3.5 million. The remaining capital commitment is expected to be called over a three-year period.
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
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. The Company has drawn $25 million under this facility as of June 30, 2016. Interest accrues on borrowed funds at LIBOR plus 3% and interest accrues on the undrawn facility amount at LIBOR plus 0.38%. The revolver matures in August 2016. Under the revolver, the Company is required to comply with certain financial covenants for which the Company was in compliance with or were granted a waiver for for the measurement period ending June 30, 2016. On June 29, 2016, the Company entered into a waiver under the revolver, which permanently waived, on a one-time basis, the Company’s then projected non-compliance with the fixed charge coverage ratio financial covenant for the measurement period ended June 30, 2016. The Company’s revolving unsecured credit facility was set to mature on August 3, 2016.   On July 29, 2016, the Company amended its credit facility to, among other things, extend the existing stated maturity thereof from August 3, 2016 to September 29, 2016, reduce the aggregate revolving commitments thereunder from $25,000,000 to $15,000,000 and make future draws on the revolver during the extension period subject to the sole discretion of the lenders thereunder. In connection with the amendment, the Company repaid all outstanding amounts under the credit facility from cash on hand. The amendment provides a short-term extension to permit the Company additional time to negotiate the terms of a longer term renewal of the Credit Agreement.  The Company may choose not to permanently extend the facility if favorable terms are not agreed with the financial institutions.
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
Regulation
As registered broker-dealers, Cowen and Company, ATM Execution and Cowen Prime are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution and Cowen Prime are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2016, Cowen and Company had total net capital of approximately $63.5 million, which was approximately $62.5 million in excess of its minimum net capital requirement of $1.0 million. As of June 30, 2016, ATM Execution had total net capital of approximately $3.4 million, which was approximately $3.1 million in excess of its minimum net capital requirement of $250,000. As of June 30, 2016, Cowen Prime had total net capital of approximately $13.7 million, which was approximately $13.4 million in excess of its minimum net capital requirement of $250,000. During the second quarter of 2016, Cowen Prime Trading's broker dealer withdrawal request, filed with FINRA, became effective and the business was merged into Cowen Prime.
Cowen and Company, ATM Execution and Cowen Prime claim exemption from the provisions of Rule 15c3-3 under the Exchange Act as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.

Proprietary accounts of broker-dealers (“PAB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, ATM Execution and Cowen Prime and the clearing brokers, which require, among other things, that the clearing brokers performs computations for PAB and segregates certain balances on behalf of Cowen and Company, ATM Execution and Cowen Prime, if applicable.
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of June 30, 2016, Ramius UK's Financial Resources of $0.25 million exceeded its minimum requirement of $0.06 million by $0.19 million. As of June 30, 2016, CIL's Financial Resources of $4.0 million exceeded its minimum requirement of $2.0 million by $2.0 million.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, is required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of June 30, 2016 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2016. RCG Insurance Company’s capital and surplus as of June 30, 2016 totaled approximately $24.6 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $358.6 million for the six months ended June 30, 2016 was primarily related to purchases of other investments, cash used to pay for year end bonuses and an increase in cash held at other brokers. Net cash used in operating activities of $160.2 million for the six months ended June 30, 2015 was primarily related to purchases of securities and other investments and a reduction of compensation payable partially offset by a decrease in cash held at other brokers. .
Investing Activities.    Net cash provided by investing activities of $17.2 million for the six months ended June 30, 2016 was primarily related to repayment of certain loans made for investing purposes and sales of other investments offset partially by the purchases of other investments and fixed assets. Net cash provided by investing activities of $26.1 million for the six months ended June 30, 2015 was primarily related to the proceeds from sales of other investments offset partially by purchases of other investments.
Financing Activities.    Net cash provided by financing activities for the six months ended June 30, 2016 of $240.7 million was primarily related to contributions from non-controlling interests in Consolidated Funds and borrowings on short term debt.  Net cash provided by financing activities for the six months ended June 30, 2015 of $150.3 million was primarily related to the proceeds from issuance of preferred stock and contributions from non-controlling interests in Consolidated Funds offset partially by repurchase of shares of our common stock.
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
The Company recorded interest expense of $1.1 million and $1.1 million for the three months ended June 30, 2016 and 2015 and $2.2 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying condensed consolidated statements of operations is $1.7 million and $1.6 million for the three months ended June 30, 2016 and 2015 and $3.4 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is a direct deduction from the carrying value of the debt, and will be amortized over the life of the Convertible Notes.

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
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $1.3 million for the three months ended June 30, 2016 and 2015 and $2.6 million and $2.6 million for the six months ended June 30, 2016. The Company capitalized debt issuance costs of approximately $2.9 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2021 Notes.
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “Senior Indenture”), by and among the Company and The Bank of New York Melon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to 1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended. The Company’s consolidated fixed charge coverage ratio was 1.5 to 1.0 compared to the minimum of 2.0 to 1.0 required by the Senior Indenture. As a result, the Company may not currently incur new debt or make restricted payments, other than in limited permitted amounts set out in the Senior Indenture.
Other Notes Payable
During January 2016, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.38% and is due on December 31, 2016, with monthly payment requirements of $0.2 million. As of June 30, 2016, the outstanding balance on this note payable was $1.1 million. Interest expense for the three and six months ended June 30, 2016 was insignificant.
During the second quarter of 2016, the Company entered into financing for two of its aircraft and acquired additional debt when four other aircraft were acquired (See Note 2). The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from February 2017 to May 2021 and interest rates ranged from 4.80% to 7.25%. As of June 30, 2016, the remaining balance on the aircraft financing agreements was $15.4 million. Interest expense was $0.3 million for the three and six months ended June 30, 2016, respectively.
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. The Company has drawn $25 million under this facility as of June 30, 2016. Interest accrues on borrowed funds at LIBOR plus 3% and interest accrues on the undrawn facility amount at LIBOR plus 0.38%. The revolver matures in August 2016. Under the revolver, the Company is required to comply with certain financial covenants for which the Company was in compliance with or were granted a waiver for for the measurement period ending June 30, 2016. On June 29, 2016, the Company entered into a waiver under the revolver, which permanently waived, on a one-time basis, the Company’s then projected non-compliance with the fixed charge coverage ratio financial covenant for the measurement period ended June 30, 2016. The Company’s revolving unsecured credit facility was set to mature on August 3, 2016.   On July 29, 2016, the Company amended its credit facility to, among other things, extend the existing stated maturity thereof from August 3, 2016 to September 29, 2016, reduce the aggregate revolving commitments thereunder from $25,000,000 to $15,000,000 and make future draws on the revolver during the extension period subject to the sole discretion of the lenders thereunder. In connection with the amendment, the Company repaid all outstanding amounts under the credit facility from cash on hand. The amendment provides a short-term extension to permit the Company additional time to negotiate the terms of a longer term renewal of the Credit Agreement. The Company may choose not to permanently extend the facility if favorable terms are not agreed with the financial institutions. Interest expense for the three and six months ended June 30, 2016 was $0.2 million and $0.4 million, respectively.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of June 30, 2016, the remaining balance on these capital leases was $2.3 million. Interest expense was $0.1 million and $0.1 million for the three months ended June 30, 2016 and 2015 and $0.1 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively.
Letters of Credit
As of June 30, 2016, the Company has the following nine irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has a letter of credit, in the amount of $5.5 million, due March 2017, for which cash is pledged as collateral under a reinsurance agreement.

Location	Amount	Maturity
	(dollars in thousands)
New York	$355	May 2017
New York	$70	July 2019
New York	$695	October 2016
New York	$3,373	October 2016
New York	$1,600	November 2016
San Francisco	$710	January 2017
New York	$65	January 2017
New York	$1,000	February 2017
Boston	$382	March 2017
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2016 and December 31, 2015, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of June 30, 2016:

	Total	< 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$104,010	$9,257	$47,689	$29,913	$17,151
Service Payments	28,220	10,402	17,818	—	—
Equipment leases	2,716	583	2,131	2	—
Aircraft	3,884	630	3,254	—	—
Total	138,830	20,872	70,892	29,915	17,151
Debt
Convertible Debt	162,956	2,243	160,713	—	—
Note Payable	91,949	2,609	15,654	10,436	63,250
Other Notes Payable	19,461	2,720	10,193	6,548	—
Revolver	25,000	25,000	—	—	—
Total	$299,366	$32,572	$186,560	$16,984	$63,250
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
The fund is currently winding-down as of June 30, 2016 and the clawback obligations were $6.2 million (see Note 5 to the Company's condensed consolidated financial statements).

Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of June 30, 2016, is as follows:

	Convertible Debt	Note Payable	Revolver	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2016	$2,243	$2,609	$25,000	$2,720	$469
2017	4,485	5,218	—	4,238	938
2018	4,485	5,218	—	2,239	938
2019	151,743	5,218	—	3,716	78
2020	—	5,218	—	1,819	—
Thereafter	—	68,468	—	4,729	—
Subtotal	162,956	91,949	25,000	19,461	2,423
Less: Amount representing interest (a)	(36,818)	(30,909)	—	(2,999)	(173)
Total	$126,138	$61,040	$25,000	$16,462	$2,250

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of June 30, 2016. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In accordance with these standards, the Company presently consolidates six funds for which it acts as the general partner and investment manager. As of June 30, 2016 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Ramius Archview Credit and Distressed Fund ("Archview Feeder Fund"), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") and (as of May 1, 2016) Caerus Select Fund LP ("Caerus LP") (collectively the "Consolidated Funds").
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
The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company has elected the fair value option for certain of its investments held by its operating companies.  This option has been elected because the Company believes that it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 12 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2016 for further discussion. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the condensed consolidated statements of financial condition.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2016.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and six months ended June 30, 2016, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2016.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2016.
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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the quarter ended June 30, 2016.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. The Company intends to vigorously defend against this lawsuit.  On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint.  On September 25, 2015, the Company filed its motion for partial summary judgment to dismiss certain of EIG’s claims relating to Dahlman Rose’s alleged copyright infringement.  During the second quarter the Company also filed a motion to disqualify EIG’s copyright counsel based on a conflict of interest.  Both of the Company’s motions were heard in the second quarter of 2016.  On July 15, 2016 the District Court ruled in favor of the Company on both of its motions.  Because the case is still in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position.  The case could have a material effect on the Company’s results of operations in a future period.
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
Item 2.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of June 30, 2016, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $138.3 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended June 30, 2016, through the share repurchase program, the Company repurchased 725,000 shares of Cowen Class A common stock at an average price of $3.37 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (April 1, 2016 – April 30, 2016)
Common stock repurchases(1)	—	$—	—	25,000,000
Employee transactions(2)	81,135	$3.58	—	—
Total	81,135

Month 2 (May 1, 2016 – May 31, 2016)
Common stock repurchases(1)	—	$—	—	25,000,000
Employee transactions(2)	1,189,420	$3.25	—	—
Total	1,189,420	$3.25

Month 3 (June 1, 2016 – June 30, 2016)
Common stock repurchases(1)	725,000	$3.37	725,000	22,556,160
Employee transactions(2)	115,696	$3.46	—	—
Total	840,696	$3.38

Total (April 1, 2016 – June 30, 2016)
Common stock repurchases(1)	725,000	$3.37	—	22,556,160
Employee transactions(2)	1,386,251	$3.28	—	—
Total	2,111,251	$3.31	—

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $138.3 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On July 29, 2016, the Company amended its credit facility to, among other things, extend the existing stated maturity thereof from August 3, 2016 to September 29, 2016, reduce the aggregate revolving commitments thereunder from $25,000,000 to $15,000,000 and make future draws on the revolver during the extension period subject to the sole discretion of the lenders thereunder. In connection with the amendment, the Company repaid all outstanding amounts under the credit facility from cash on hand. The amendment provides a short-term extension to permit the Company additional time to negotiate the terms of a longer term renewal of the Credit Agreement.  The Company may choose not to permanently extend the facility if favorable terms are not agreed with the financial institutions. The other material terms of the Credit Agreement remain unchanged.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment to the Credit Agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	August 1, 2016	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
10.1	First Amendment to Revolving Credit Agreement dated July 29, 2016 (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

E - 1