Form 10-Q
period 2016-09-30
COWEN GROUP, INC.
filed 2016-10-31
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
As of October 28, 2016 there were 107,314,244 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended September 30, 2016.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2016 and 2015. The Consolidated Financial Statements as of December 31, 2015 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

	As of September 30, 2016	As of December 31, 2015
Assets
Cash and cash equivalents	$76,925	$158,485
Cash collateral pledged	13,783	10,085
Securities owned, at fair value	544,644	610,234
Receivable on derivative contracts, at fair value	27,428	39,618
Other investments	167,450	140,647
Receivable from brokers	77,631	117,757
Fees receivable, net of allowance	45,787	34,413
Due from related parties	32,539	39,659
Fixed assets, net of accumulated depreciation and amortization of $24,170 and $29,953, respectively	43,463	27,231
Goodwill	60,678	58,361
Intangible assets, net of accumulated amortization of $28,114 and $28,301, respectively	27,073	25,663
Deferred tax asset, net	151,237	143,560
Other assets	53,081	71,531
Consolidated Funds
Cash and cash equivalents	10,370	13,934
Securities owned, at fair value	71,456	32,000
Receivable on derivative contracts, at fair value	429	—
Other investments	391,872	263,818
Receivable from brokers	5,333	—
Other assets	999	663
Total Assets	$1,802,178	$1,787,659
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$212,183	$257,159
Payable for derivative contracts, at fair value	17,021	21,183
Payable to brokers	127,216	131,789
Compensation payable	59,103	150,403
Notes payable and other debt	78,357	68,565
Convertible debt	128,065	122,401
Fees payable	6,637	5,638
Due to related parties	257	329
Accounts payable, accrued expenses and other liabilities	62,496	52,233
Consolidated Funds
Due to related parties	—	3
Contributions received in advance	—	850
Securities sold, not yet purchased, at fair value	1,540	—
Payable to brokers	3,132	—
Payable for derivative contracts, at fair value	276	—
Capital withdrawals payable	2,378	78
Accounts payable, accrued expenses and other liabilities	410	124
Total Liabilities	699,071	810,755
Commitments and Contingencies (Note 12)
Redeemable non-controlling interests	331,883	186,911
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of September 30, 2016 (aggregate liquidation preference of $120,750,000) and 120,750 shares issued and outstanding as of as of December 31, 2015 (aggregate liquidation preference of $120,750,000), respectively	1	1
Class A common stock, par value $0.01 per share: 250,000,000 shares authorized, 146,131,829 shares issued and 107,314,157 outstanding as of September 30, 2016 and 140,120,392 shares issued and 105,604,658 outstanding as of December 31, 2015, respectively (including 648,704 and 497,570 restricted shares, respectively)	1,167	1,167
Class B common stock, par value $0.01 per share: 250,000,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	921,062	902,554
(Accumulated deficit) retained earnings	1,160	23,627
Accumulated other comprehensive income (loss)	(3)	—
Less: Class A common stock held in treasury, at cost, 38,817,672 and 34,515,734 shares, respectively	(152,163)	(137,356)
Total Stockholders' Equity	771,224	789,993
Total Liabilities and Stockholders' Equity	$1,802,178	$1,787,659
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Investment banking	$36,722	$53,012	$98,156	$186,763
Brokerage	49,605	41,085	147,640	111,496
Management fees	10,272	10,519	31,951	31,169
Incentive income	1,284	93	2,823	365
Interest and dividends	3,906	3,604	11,664	9,846
Reimbursement from affiliates	2,140	3,355	8,268	10,499
Aircraft lease revenue	1,089	—	3,071	—
Other revenues	25,112	1,312	41,183	2,684
Consolidated Funds
Interest and dividends	904	245	3,518	685
Other revenues	(7)	29	1,023	449
Total revenues	131,027	113,254	349,297	353,956
Expenses
Employee compensation and benefits	98,501	56,401	217,309	227,593
Floor brokerage and trade execution	8,224	6,415	23,887	18,418
Interest and dividends	7,612	7,367	21,866	19,241
Professional, advisory and other fees	5,305	6,392	16,585	16,874
Service fees	2,075	1,778	6,334	5,338
Communications	4,619	3,478	13,287	10,313
Occupancy and equipment	8,033	7,286	23,911	21,024
Depreciation and amortization	3,174	2,301	9,654	6,584
Client services and business development	6,349	5,132	20,335	18,316
Other expenses	11,898	3,783	32,328	11,442
Consolidated Funds
Interest and dividends	1,665	366	4,292	858
Professional, advisory and other fees	337	174	959	476
Floor brokerage and trade execution	173	(20)	306	46
Other expenses	294	114	871	246
Total expenses	158,259	100,967	391,924	356,769
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	26,153	(23,612)	9,123	24,449
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	19,755	333	(6,543)	8,073
Net realized and unrealized gains (losses) on derivatives	5,368	(78)	13,525	(404)
Net gains (losses) on foreign currency transactions	(26)	(13)	72	(45)
Total other income (loss)	51,250	(23,370)	16,177	32,073
Income (loss) before income taxes	24,018	(11,083)	(26,450)	29,260
Income tax expense (benefit)	8,759	(5,081)	(6,553)	5,212
Net income (loss)	15,259	(6,002)	(19,897)	24,048
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	18,478	4,344	(2,524)	10,980
Net income (loss) attributable to Cowen Group, Inc.	(3,219)	(10,346)	(17,373)	13,068
Preferred stock dividends	1,698	1,603	5,094	2,358
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(4,917)	$(11,949)	$(22,467)	$10,710
Weighted average common shares outstanding:
Basic	107,974	109,191	107,272	111,050
Diluted	107,974	109,191	107,272	117,249
Earnings (loss) per share:
Basic	$(0.05)	$(0.11)	$(0.21)	$0.10
Diluted	$(0.05)	$(0.11)	$(0.21)	$0.09
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015

Net income (loss)		$(19,897)		$24,048
Other comprehensive income (loss), net of tax:
Foreign currency translation	(3)		(4)
Total other comprehensive income (loss), net of tax		(3)		(4)
Comprehensive income (loss)		$(19,900)		$24,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2015	105,604,658	$1,167	120,750	$1	$(137,356)	$902,554	$—	$23,627	$789,993	$186,911
Net income (loss)	—	—	—	—	—	—	—	(17,373)	(17,373)	(2,524)
Foreign currency translation	—	—	—	—	—	—	(3)	—	(3)	—
Capital contributions	—	—	—	—	—	—	—	—	—	236,720
Capital withdrawals	—	—	—	—	—	—	—	—	—	(16,182)
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(73,042)
Restricted stock awards issued	6,011,437	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(4,301,938)	—	—	—	(14,807)	—	—	—	(14,807)	—
Preferred stock dividends (See Note 14)	—	—	—	—	—	—	—	(5,094)	(5,094)	—
Income tax effect from share based compensation	—	—	—	—	—	(763)	—	—	(763)	—
Amortization of share based compensation	—	—	—	—	—	19,271	—	—	19,271	—
Balance, September 30, 2016	107,314,157	$1,167	120,750	$1	$(152,163)	$921,062	$(3)	$1,160	$771,224	$331,883

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2014	111,691,199	$1,160	—	$—	$(79,771)	$772,296	$17	$(16,027)	$677,675	$86,076
Net income (loss)	—	—	—	—	—	—	—	13,068	13,068	10,980
Foreign currency translation	—	—	—	—	—	—	(4)	—	(4)	—
Capital contributions	—	—	—	—	—	—	—	—	—	88,740
Capital withdrawals	—	—	—	—	—	—	—	—	—	(14,551)
Restricted stock awards issued	4,027,405	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(9,269,163)	—	—	—	(50,253)	—	—	—	(50,253)	—
Preferred stock issuance, net of issuance costs (See Note 14)	—	—	120,750	1	—	117,194	—	—	117,195	—
Preferred stock dividends (See Note 14)	—	—	—	—	—	—	—	(2,358)	(2,358)	—
Common stock issued upon acquisition (See Note 2)	548,625	6	—	—	—	3,002	—	—	3,008	—
Capped call option transaction (See Note 14)	—	—	—	—	—	(15,878)	—	—	(15,878)	—
Income tax effect from share based compensation	—	—	—	—	—	3,714	—	—	3,714	—
Stock options exercised (see Note 10)	100,002	1	—	—	—	394	—	—	395
Amortization of share based compensation	—	—	—	—	—	16,211	—	—	16,211	—
Balance, September 30, 2015	107,098,068	$1,167	120,750	$1	$(130,024)	$896,933	$13	$(5,317)	$762,773	$171,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(19,897)	$24,048
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	9,654	6,584
Net gain on sale of divested business	(15,638)	—
Amortization of debt issuance costs	894	—
Amortization of debt discount	5,107	4,674
Tax benefit (expense) from share-based payment arrangements	(764)	3,714
Share-based compensation	19,271	16,211
Deferred tax benefit	(6,913)	(2,050)
Deferred rent obligations	(634)	(2,113)
Net loss on disposal of fixed assets	—	54
Contingent liability adjustment	2,139	—
Purchases of securities owned, at fair value	(3,050,670)	(4,650,626)
Proceeds from sales of securities owned, at fair value	3,173,147	4,556,647
Proceeds from sales of securities sold, not yet purchased, at fair value	2,343,063	2,003,879
Payments to cover securities sold, not yet purchased, at fair value	(2,442,968)	(1,940,343)
Net (gains) losses on securities, derivatives and other investments	(23,706)	(32,719)
Consolidated Funds
Purchases of securities owned, at fair value	(60,187)	(12,000)
Proceeds from sales of securities owned, at fair value	27,010	—
Proceeds from sales of securities sold, not yet purchased, at fair value	2,226	—
Payments to cover securities sold, not yet purchased, at fair value	(1,098)	—
Purchases of other investments	(221,897)	(78,491)
Proceeds from sales of other investments	14,086	18,722
Net realized and unrealized (gains) losses on investments and other transactions	(4,505)	(6,749)
(Increase) decrease in operating assets:
Cash collateral pledged	(3,698)	(823)
Securities owned, at fair value, held at broker-dealer	(26,048)	20,696
Receivable on derivative contracts, at fair value	12,191	8,290
Securities borrowed	—	676,100
Receivable from brokers	40,126	(26,744)
Fees receivable, net of allowance	(12,536)	(6,952)
Due from related parties	6,914	106
Other assets	(23,446)	(919)
Consolidated Funds
Cash and cash equivalents	3,564	(16,124)
Receivable on derivative contracts, at fair value	(429)	—
Receivable from brokers	(5,333)	—
Other assets	(336)	780
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	21,954	(7,134)
Payable for derivative contracts, at fair value	(4,162)	(15,252)
Securities loaned	—	(682,493)
Payable to brokers	(4,573)	(7,010)
Compensation payable	(99,217)	(41,628)
Fees payable	999	12,965
Due to related parties	(72)	(154)
Accounts payable, accrued expenses and other liabilities	3,863	(7,746)
Consolidated Funds
Contributions received in advance	(850)	5,000
Payable to brokers	3,131	—
Payable for derivative contracts, at fair value	276	—
Due to related parties	264	1,000
Accounts payable, accrued expenses and other liabilities	286	67
Net cash provided by / (used in) operating activities	$(339,412)	$(178,533)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)

	Nine Months Ended September 30,
(continued)	2016	2015
Cash flows from investing activities:
Purchases of other investments	$(25,689)	$(10,259)
Purchase of business, net of cash acquired (Note 2)	(6,258)	(14,936)
Proceeds from sales of other investments	29,814	37,368
Proceeds from loans held for investment	41,600	—
Proceeds from divested business, net of cash divested	17,303	—
Purchase of fixed assets	(14,913)	(5,191)
Net cash provided by / (used in) investing activities	41,857	6,982
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	117,194
Capped call option transaction	—	(15,879)
Borrowings on notes and other debt	30,638	2,140
Repayments on notes and other debt	(28,345)	(2,655)
Income tax effect from share-based payment arrangements	(764)	3,714
Proceeds from stock options exercised	—	395
Purchase of treasury stock	(6,014)	(41,697)
Cash paid to acquire net assets (contingent liability payment)	(2,358)	(1,725)
Capital contributions by redeemable non-controlling interests in operating entities	—	5,644
Capital withdrawals to redeemable non-controlling interests in operating entities	(6,995)	(8,203)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	236,720	83,097
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(6,887)	(7,129)
Net cash provided by / (used in) financing activities	215,995	134,896
Change in cash and cash equivalents	(81,560)	(36,655)
Cash and cash equivalents at beginning of period	158,485	129,509
Cash and cash equivalents at end of period	$76,925	$92,854

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (see Note 14)	$8,793	$8,556
Notes payable increase through asset acquisition	$7,164	$—
Preferred stock dividends declared (See Note 14)	$5,094	$2,358
Net assets (liabilities) acquired upon acquisition (net of cash) (See Note 2)	$—	$11,688
Common stock issuance upon close of acquisition (see Note 2)	$—	$3,008

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
In accordance with the terms of the purchase agreement, the Company is required to pay to the sellers a portion of future revenue of the business exceeding specified targets over the period through June 2018. The Company estimated the contingent consideration using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amount recognized. On the acquisition date, the undiscounted amount ranged from zero to $8.0 million.
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
The Company is currently in the process of finalizing the valuation for certain acquired assets of CRT; therefore, the fair value measurements as of September 30, 2016 and goodwill are preliminary and subject to adjustments.
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
The results of operations of the businesses acquired from CRT for the period from May 6, 2016 through September 30, 2016 are integrated with the broker-dealer business and are included within respective line items. Included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016 are

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

revenues of $9.7 million and $13.1 million, respectively and net income of $1.4 million and $1.9 million, respectively (excluding corporate allocated expenses) related to the businesses acquired from CRT.
Concept and Conifer
During the year ended December 31, 2015, the Company completed two acquisitions. On September 1, 2015, the Company completed its acquisition of all of the outstanding interests in Concept Capital Markets, LLC ("Concept") offering prime brokerage services and outsourced trading. On October 1, 2015 the Company completed its acquisition of all of the outstanding interests in Conifer Securities, LLC ("Conifer") representing the prime brokerage services division of Conifer Financial Services LLC. Following the acquisitions, Concept was renamed Cowen Prime Services LLC ("Cowen Prime") and Conifer was renamed Cowen Prime Services Trading LLC ("Cowen Prime Trading"). Both were registered broker-dealers (members Financial Industry Regulatory Authority "FINRA" and Securities Industry Protection Corporation "SIPC"). Following the acquisitions, Conifer and Concept were integrated. During the second quarter of 2016, Cowen Prime Trading's broker-dealer withdrawal request, filed with FINRA, became effective and the business was combined into Cowen Prime.
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
Included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016 are revenues of $8.6 million and $30.7 million and net income of $0.4 million and $2.8 million, respectively (excluding corporate allocated expenses) related to the Concept and Conifer combined results of operations.
The following unaudited supplemental pro forma information presents consolidated financial results for the nine months ended September 30, 2015 as if the acquisitions were completed as of the beginning of that period. This supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisitions been completed on January 1, 2015, nor does it purport to be indicative of any future results.

For the nine months ended September 30, 2015
(dollars in thousands, except per share data)
(unaudited)
Revenues	$385,932
Net income (loss) attributable to Cowen Group, Inc. common stockholders	10,672

Net income per common share:
Basic	$0.10
Diluted	$0.09
Divestitures
On September 23, 2016, the Company and the portfolio managers of Ramius Alternative Solutions LLC ("RASL") completed the sale of their respective ownership interests in RASL, an investment advisor, and RASL was deconsolidated as of that date. RASL offered a range of customized hedge fund investment solutions with approximately $2.5 billion in client assets. In accordance with the terms of the agreement, the Company was only required to transfer an immaterial target working capital balance on the closing date. The net consideration received by the Company was approximately $17.3 million. Along with the target working capital transferred at closing, the Company also allocated a portion of goodwill associated with the alternative investment segment to the sale price which is shown net in other revenues in the accompanying consolidated statements of operations.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As the Company will continue to offer its alternative investment platform to institutional and retail investors, the sale was not presented as discontinued operations. The overall impact on the consolidated financial position, results of operations and cash flows is not expected to be significant.
3. Significant Accounting Policies
a. Basis of Presentation
These unaudited condensed consolidated financial statements are prepared in accordance with US GAAP as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a general partner interest. All material intercompany transactions and balances have been eliminated on consolidation. Certain fund entities that are consolidated in these accompanying condensed consolidated financial statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to their specialized accounting.
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
The Company adopted the new accounting pronouncement regarding consolidation accounting using the modified retrospective method with an effective adoption date of January 1, 2016. The modified retrospective method did not require the restatement of prior year periods. The adoption of the new accounting pronouncement also resulted in a reclassification of certain entities which were previously considered voting interest entities and are considered variable interest entities.
In accordance with these standards, the Company presently consolidates six funds for which it acts as the general partner and investment manager. As of September 30, 2016 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Ramius Archview Credit and Distressed Fund ("Archview Feeder Fund"), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund"), (as of May 1, 2016) Caerus Select Fund LP ("Caerus LP") and (as of July 11, 2016) Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

model for VIEs, an enterprise that (1) has the power to direct the activities of a VIE that most significantly impacts the VIE's economic performance, and (2) has an obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, is considered to be the primary beneficiary of the VIE and thus is required to consolidate it.
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of September 30, 2016 and December 31, 2015, the total net assets of the consolidated VIEs were $452.0 million and $1.5 million, respectively. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
As of September 30, 2016 the Company holds variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”), Ramius Merger Master Fund Ltd ("Merger Master") and Caerus Select Master Fund Ltd ("Caerus Master") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), ATM Execution LLC ("ATM Execution"), Cowen International Limited

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

("CIL"), Ramius UK Ltd. ("Ramius UK") and Cowen Prime apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting in consolidation.

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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The Company's real estate investments are typically categorized as level 3 investments within the fair value hierarchy as management uses significant unobservable inputs in determining their estimated fair value.

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
g.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of September 30, 2016 and December 31, 2015 is $10.4 million and $12.0 million, respectively. Deferred rent asset, included in other assets in the accompanying condensed consolidated statements of financial condition, as of September 30, 2016 and December 31, 2015 is $0.1 million and $0.3 million, respectively.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Included in other revenues, in the accompanying condensed consolidated statements of operations, for the three and nine months ended September 30, 2016 is $8.9 million and $23.2 million, respectively, related to premiums earned from the Company’s insurance and reinsurance business. Included in other expenses, in the accompanying condensed consolidated statements of operations, for the three and nine months ended September 30, 2016 is $8.6 million and $20.9 million, respectively, are insurance and reinsurance business loss and claim reserves, acquisition costs and other expenses.
i.    Revenue recognition
Lease revenue
Lease revenue under operating leases is recognized on a straight-line basis over the term of the lease.
j.    Recently issued accounting pronouncements
In August 2016, the FASB issued guidance which reduces the diversity in practice as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance addresses eight specific cash flow issues with the objective of reducing the existing and potential future diversity in practice. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s cash flows presentation.
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
In May 2014, the FASB issued guidance which amends and supersedes the revenue recognition requirements and most industry-specific guidance and creates a single source of revenue guidance.  The new guidance outlines the principles an entity must apply to measure and recognize revenue and related cash flows.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain non-financial assets. The guidance is effective for reporting periods beginning after December 15, 2017.  In July 2015, the FASB confirmed a deferral of the effective date by one year, with early adoption on the original effective date permitted.  In 2016, the FASB issued various new guidance to clarify the implementation guidance on principal versus agent considerations, revenue from contracts with customers and identifying performance obligations and licensing implementation.  The Company is currently evaluating the impact of this guidance on the Company’s financial condition, results of operations and cash flows.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
In January 2016, as a joint project with International Accounting Standards Board (IASB), the FASB issued a new accounting pronouncement to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in the update made improvements to US GAAP for equity investments and investments carried at amortized cost. The guidance also simplifies the impairment assessment for equity investments and clarifies the need for valuation allowance on deferred tax asset related to available for sale securities. For public business entities the guidance is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and its disclosures.
4. Cash Collateral Pledged
As of September 30, 2016 and December 31, 2015, the Company pledged cash collateral in the amount of $8.3 million and $10.1 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston and San Francisco. The Company also has a letter of credit, in the amount of $5.5 million, due March 2017, for which cash is pledged as collateral under a reinsurance agreement. (See Note 13).
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
As of September 30, 2016 and December 31, 2015, securities owned, at fair value consisted of the following:

	As of September 30, 2016	As of December 31, 2015
	(dollars in thousands)
U.S. Government securities (a)	$3,776	$3,016
Preferred stock (b)	12,964	25,563
Common stocks (b)	504,093	516,108
Convertible bonds (c)	250	819
Corporate bonds (d)	17,794	47,192
Warrants and rights	5,762	3,059
Mutual funds (e)	5	14,477
	$544,644	$610,234

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(a)
As of September 30, 2016, maturities ranged from December 2016 to August 2017 with an interest rate of 0%. As of December 31, 2015, maturities ranged from January 2016 to August 2016 with interest rates ranged between 0% to 5.95%.

(b)
Included in preferred stocks are investments in securities for which the Company has elected the fair value option with the fair value of $4.2 million at September 30, 2016 and preferred and common stock of $7.7 million and $7.4 million, respectively, at December 31, 2015. These investments were acquired in connection with merchant banking transactions.

(c)
As of September 30, 2016, the maturity was March 2018 with an interest rate of 8%. As of December 31, 2015, maturities ranged from July 2016 to March 2018 with interest rates ranged between 8% to 10.00%.

(d)
As of September 30, 2016, maturities ranged from October 2016 to February 2046 and interest rates ranged between 3.25% to 13.00%. As of December 31, 2015, maturities ranged from March 2016 to February 2046 and interest rates ranged between 3.25% to 9.00%.

(e)	Included in this amount as of December 31, 2015, are investments in affiliated funds of $13.4 million all of which was liquidated during the three months ended March 31, 2016.
Receivable on and Payable for derivative contracts, at fair value
The Company's direct involvement with derivative financial instruments includes futures, currency forwards, equity swaps, credit default swaps and options. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets.
Upon issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (See Note 13), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of September 30, 2016 at $13.0 million and is included in payable for derivative contracts in the accompanying condensed consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $13.0 million as of September 30, 2016 and is included in receivable on derivative contracts in the accompanying condensed consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 28,048,786 shares of the Company's Class A common stock and have an initial exercise price of $7.18 per share. The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of September 30, 2016		As of December 31, 2015
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$13,935	$704	$9,416	$189
Currency forwards	$59,902	17	$67,862	659
Equity swaps	$67,059	1,442	$118,488	2,327
Options other (a)	242,968	22,941	289,433	31,456
Foreign currency options	$245,700	2,324	$283,797	4,987
		$27,428		$39,618
(a) Includes index, equity, commodity future and cash conversion options.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Payable for derivative contracts	As of September 30, 2016		As of December 31, 2015
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$42,736	$1,235	$11,995	$101
Currency forwards	$24,650	37	$44,156	463
Equity and credit default swaps	$—	—	$7,605	71
Options other (a)	11,235	15,749	16,632	20,548
		$17,021		$21,183
(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of September 30, 2016 and December 31, 2015.

				Gross amounts not offset in the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2016
Receivable on derivative contracts, at fair value	$27,428	$—	$27,428	$—	$4,278	$23,150
Payable for derivative contracts, at fair value	17,021	—	17,021	—	37	16,984

As of December 31, 2015
Receivable on derivative contracts, at fair value	39,618	—	39,618	—	9,339	30,279
Payable for derivative contracts, at fair value	21,183	—	21,183	—	534	20,649

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(2.8) million and $(0.2) million for the three months ended September 30, 2016 and 2015 and $(10.4) million and $(5.6) million for the nine months ended September 30, 2016 and 2015, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 13) and exchange traded derivatives, the Company is required to post/receive collateral. As of September 30, 2016 and December 31, 2015, collateral consisting of $23.1 million and $27.1 million of cash, respectively, is included in receivable from brokers and payable to brokers on the accompanying condensed consolidated statements of financial condition. As of September 30, 2016 and December 31, 2015 all derivative contracts were with multiple major financial institutions.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other investments
As of September 30, 2016 and December 31, 2015, other investments included the following:

	As of September 30, 2016	As of December 31, 2015
	(dollars in thousands)
Portfolio Funds, at fair value (1)	$115,682	$113,281
Equity method investments (2)	51,485	27,067
Lehman claims, at fair value	283	299
	$167,450	$140,647
(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of September 30, 2016 and December 31, 2015, included the following:

	As of September 30, 2016	As of December 31, 2015
	(dollars in thousands)
HealthCare Royalty Partners (a)(*)	$9,058	$12,127
HealthCare Royalty Partners II (a)(*)	4,885	6,006
Orchard Square Partners Credit Fund LP (b)	4,241	4,170
Starboard Value and Opportunity Fund LP (c)(*)	27,984	20,369
Starboard Partners Fund LP (d)(*)	3,969	14,036
Starboard Leaders Fund LP (e)(*)	1,147	1,080
Formation8 Partners Fund I, L.P. (f)	21,784	19,454
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.) (g)	1,705	1,101
RCG LV Park Lane LLC (h) (*)	971	809
RCGL 12E13th LLC (i) (*)	402	609
RCG Longview Debt Fund V, L.P. (i) (*)	16,325	18,147
RCG LPP2 PNW5 Co-Invest, L.P. (j) (*)	2,468	2,468
Quadratic Fund LLC (k) (*)	6,684	—
Other private investment (l) (*)	8,241	6,909
Other affiliated funds (m)(*)	5,818	5,996
	$115,682	$113,281
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

(h)
RCG LV Park Lane LLC is a single purpose entity formed to participate in a joint venture which acquired, at a discount, the mortgage notes on a portfolio of multifamily real estate properties located in Birmingham, Alabama.  RCG LV Park Lane LLC is a private equity fund and therefore distributions will be made when the underlying investments are liquidated.

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
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 55%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC. The operating agreement that governs the management of day-to-day operations and affairs of this entity stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in this entity requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist hedge funds and related managed accounts and c) Surf House Ocean Views Holdings, LLC which is a joint venture in a real estate development project. The Company recorded no impairment charges in relation to its equity method investments for the nine months ended September 30, 2016 and 2015.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of September 30, 2016	As of December 31, 2015
	(dollars in thousands)
RCG Longview Debt Fund IV Management, LLC	$331	$331
RCG Longview Debt Fund V Partners, LLC	6,594	4,655
HealthCare Royalty GP, LLC	739	989
HealthCare Royalty GP II, LLC	827	1,017
HealthCare Royalty GP III, LLC	197	88
HealthCare Overflow Fund GP, LLC	101	—
Surf House Ocean Views Holdings, LLC	13,383	—
Starboard Value LP	25,529	15,769
RCG Longview Management, LLC	714	656
RCG Urban American, LLC	107	120
RCG Urban American Management, LLC	379	379
RCG Longview Equity Management, LLC	114	114
Urban American Real Estate Fund II, LLC	1,311	1,211
RCG Kennedy House, LLC	227	304
Other	932	1,434
	$51,485	$27,067

For the period ended September 30, 2016, one equity method investment held by the Company has met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized financial information for the significant investee for the three and nine months ended September 30, 2016 and 2015 and such information is as follows.

Other equity method investment	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Revenues	$9,005	$(8,686)	$9,747	$(5,182)
Expenses	—	—	—	—
Net realized and unrealized gains (losses)	37	(132)	92	(67)
Net Income	$9,042	$(8,818)	$9,839	$(5,249)
As of September 30, 2016 and December 31, 2015, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was a loss of $0.1 million and $5.9 million for the three months ended September 30, 2016 and 2015 and a gain of $16.0 million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of September 30, 2016 and December 31, 2015, securities sold, not yet purchased, at fair value consisted of the following:

	As of September 30, 2016	As of December 31, 2015
	(dollars in thousands)
Common stocks	$208,491	$257,101
Corporate bonds (a)	3,653	58
Warrants and rights	39	—
	$212,183	$257,159

(a)	As of September 30, 2016 and December 31, 2015, the maturities ranged from June 2017 to January 2026 with interest rates ranged between 3.25% to 6.88%.
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.1 billion and $0.7 billion as of September 30, 2016 and $3.1 billion and $473.3 million as of December 31, 2015, respectively. In addition, the maximum exposure relating to these variable interest entities as of September 30, 2016 was $483.9 million, and as of December 31, 2015 was $327.8 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies.

b.	Consolidated Funds
Securities owned, at fair value
As of September 30, 2016 and December 31, 2015, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of September 30, 2016	As of December 31, 2015
	(dollars in thousands)
U.S. Government securities (a)	$3,999	$—
Preferred stock	37,243	32,000
Common stocks	22,950	—
Corporate bonds (b)	5,452	—
Warrants and rights	3	—
Term Loan	1,809	—
	$71,456	$32,000
(a) As of September 30, 2016, maturity was December 2016 with an interest rate of 0%.
(b) As of September 30, 2016, maturities ranged from October 2017 to May 2049 and interest rates ranged between 5.88% and 14.37%.
Securities sold, not yet purchased, at fair value
As of September 30, 2016, securities sold, not yet purchased, at fair value, held by the Consolidated Funds consisted of the following:

As of September 30, 2016
(dollars in thousands)
Common stocks	$395
Corporate bonds (a)	1,145
$1,540
(a) As of September 30, 2016, maturities ranged from September 2019 to March 2025 and interest rates ranged between 4.38% and 9.25%.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Receivable on derivative contracts
As of September 30, 2016, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

As of September 30, 2016
(dollars in thousands)
Currency forwards	$1
Equity swaps	366
Options	62
$429
Payable for derivative contracts
As of September 30, 2016, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

As of September 30, 2016
(dollars in thousands)
Futures	$246
Options	30
$276
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of September 30, 2016 and December 31, 2015, investments in Portfolio Funds, at fair value, included the following:

	As of September 30, 2016	As of December 31, 2015
	(dollars in thousands)
Investments of Enterprise LP	$110,290	$111,075
Investments of Merger Fund	275,407	74,348
Investments of Caerus Select Fund Ltd	6,175	—
Investments of Quadratic LLC	—	78,395
	$391,872	$263,818
Consolidated portfolio fund investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $110.3 million and $111.1 million in Enterprise Master as of September 30, 2016 and December 31, 2015, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $275.4 million and $74.3 million in Merger Master as of September 30, 2016 and December 31, 2015, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Consolidated portfolio fund investments of Caerus LP
Caerus LP operates under a “master-feeder” structure, whereby Caerus Select Master Fund Ltd's ("Caerus Master") shareholder is Caerus LP. The consolidated investments in Portfolio Funds include Caerus LP's investment of $6.2 million in Caerus Master as of September 30, 2016. Caerus Master’s investment objective is to achieve superior risk-adjusted rates of return that bear little correlation to the overall market.  Caerus Master seeks to achieve this objective by utilizing a long/short investment strategy, investing primarily in equities and options on equities that trade on major global market exchanges. Caerus Master focuses on investments in the global consumer sector, including, but not limited to, securities in sub-sectors such as retail, apparel and footwear, restaurants, gaming and lodging, consumer products, food and beverage, consumer technology, media, transportation and homebuilding and building materials. There are no unfunded commitments at Caerus LP.
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
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of September 30, 2016 and December 31, 2015, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were no indirect concentrations that exceeded 5% of the Company's equity as of September 30, 2016 and December 31, 2015.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of September 30, 2016 and December 31, 2015:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Securities owned by Enterprise Master, at fair value

	As of September 30, 2016	As of December 31, 2015
	(dollars in thousands)
Common stock	835	724
Preferred stock	1,587	1,484
Restricted stock	124	124
Rights	—	321
Trade claims	—	128
	$2,546	$2,781
Receivable/(Payable) on derivative contracts, at fair value, owned by Enterprise Master

	As of September 30, 2016	As of December 31, 2015
Description	(dollars in thousands)
Currency forwards	$—	$(4)
	$—	$(4)
Portfolio Funds, owned by Enterprise Master, at fair value

		As of September 30, 2016	As of December 31, 2015
	Strategy	(dollars in thousands)
RCG Longview Equity Fund, LP*	Real Estate	$4,847	$7,635
RCG Longview II, LP*	Real Estate	742	698
RCG Longview Debt Fund IV, LP*	Real Estate	1,841	3,577
RCG Soundview, LLC*	Real Estate	452	452
RCG Urban American Real Estate Fund, L.P.*	Real Estate	307	312
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	95,023	81,544
RCG Energy, LLC *	Energy	—	1,189
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	9,164	10,515
Other Real Estate Investments *	Real Estate	4,779	5,753
		$117,156	$111,676

*	Affiliates of the Company.
Merger Master
Securities owned by Merger Master, at fair value

	As of September 30, 2016	As of December 31, 2015
	(dollars in thousands)
Common stocks	$650,699	$157,429
Corporate bonds (a)	14,443	492
	$665,142	$157,921

(a)	As of September 30, 2016, the maturity was January 2024 with an interest rate of 6.5%. As of December 31, 2015, the maturity was June 2024 with an interest rate of 5.25%.
Securities sold, not yet purchased, by Merger Master, at fair value
As of September 30, 2016 and December 31, 2015, Merger Master held common stock, sold not yet purchased, of $203.8 million and $73.8 million, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Receivable on derivative contracts, at fair value, owned by Merger Master

	As of September 30, 2016	As of December 31, 2015
Description	(dollars in thousands)
Options	$2,987	$1,275
Currency forwards	—	235
Equity swaps	2,525	1,001
	$5,512	$2,511
Payable for derivative contracts, at fair value, owned by Merger Master

	As of September 30, 2016	As of December 31, 2015
Description	(dollars in thousands)
Options	$1,586	$563
Equity swaps	—	30
	$1,586	$593
Caerus Master
As of September 30, 2016, Caerus Master held common stock, of $5.3 million and common stock, sold not yet purchased, of $3.8 million.
6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2016 and December 31, 2015:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$3,776	$—	$—	$3,776
Preferred stock	—	—	12,964	12,964
Common stocks	490,854	1,638	11,601	504,093
Convertible bonds	—	—	250	250
Corporate bonds	—	17,574	220	17,794
Warrants and rights	2,205	—	3,557	5,762
Mutual funds	5	—	—	5
Receivable on derivative contracts, at fair value
Futures	704	—	—	704
Currency forwards	—	17	—	17
Equity swaps	—	1,442	—	1,442
Options	9,484	2,820	12,961	25,265
Other investments
Lehman claim	—	—	283	283
Consolidated funds
Securities owned
US Government securities	3,999	—	—	3,999
Preferred stock	—	352	36,891	37,243
Common stocks	14,306	8,644	—	22,950
Corporate Bonds	—	5,452	—	5,452
Warrants and rights	—	—	3	3
Term Loan	—	1,809	—	1,809
Receivable on derivative contracts, at fair value
Currency forwards	—	1	—	1
Futures	—	366	—	366
Options	57	5	—	62
	$525,390	$40,120	$78,730	$644,240
Percentage of total assets measured at fair value	81.6%	6.2%	12.2%
Portfolio funds measured at net asset value (a)				115,682
Consolidated funds' portfolio funds measured at net asset value (a)				391,872
Equity method investments				51,485
Total investments				$1,203,279

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stocks	$208,478	$13	$—	$208,491
Corporate bonds	—	3,653	—	3,653
Warrants and rights	39	—	—	39
Payable for derivative contracts, at fair value
Futures	1,235	—	—	1,235
Currency forwards	—	37	—	37
Options	2,788	—	12,961	15,749
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	7,201	7,201
Consolidated funds
Securities sold, not yet purchased
Common stocks	395	—	—	395
Corporate bonds	—	1,145	—	1,145
Payable for derivative contracts, at fair value
Options	30	—	—	30
Futures	—	246	—	246
	$212,965	$5,094	$20,162	$238,221
Percentage of total liabilities measured at fair value	89.4%	2.1%	8.5%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during 2012 and the third and fourth quarter of 2015 and the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income of the acquired businesses, if certain revenue targets are achieved through the periods ended August 2016, December 2018, December 2020, and June 2018, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of September 30, 2016 can range from $0.1 million to $16.3 million.

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
The following table includes a rollforward of the amounts for the three and nine months ended September 30, 2016 and 2015, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended September 30, 2016
	Balance at June 30, 2016	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2016	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$13,242	$—	$—		$250	$—	$(528)	$12,964	$(508)
Common stocks	7,427	—	—		3,716	—	458	11,601	458
Convertible bonds	250	—	—		—	—	—	250	—
Corporate bond	319	—	—		—	(179)	80	220	45
Options, asset	8,547	—	—		—	—	4,414	12,961	4,414
Options, liability	8,547	—	—		—	—	4,414	12,961	4,414
Warrants and rights	3,303	—	—		—	—	254	3,557	252
Lehman claim	270	—	—		—	—	13	283	13
Contingent consideration liability	7,197	—	—		—	—	4	7,201	4
Consolidated Funds
Preferred stock	41,000	—	(7,000)	(a)	467	—	2,424	36,891	2,424
Warrants and rights	—	—	—		—	—	3	3	3

	Three Months Ended September 30, 2015
	Balance at June 30, 2015	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2015	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$23,462	$—	$(9,000)	(a) (b)	$3,500	$(6,665)	$4,474	$15,771	$1,200
Common stocks	404	—	—		104	(89)	(102)	317	(87)
Convertible bonds	879	—	—		250	—	—	1,129	—
Options, asset	58,576	—	—		—	—	(36,985)	21,591	(36,985)
Options, liability	58,576	—	—		—	—	(36,985)	21,591	(36,985)
Warrants and rights	2,316	—	—		—	—	678	2,994	878
Lehman claim	347	—	—		—	—	(12)	335	(12)
Contingent consideration liability	2,358	—	—		3,100	—	—	5,458	—
Consolidated Funds
Preferred Stock	—	—	7,000	(b)	12,000	—	—	19,000	—
Lehman claim	744	—	—		—	(739)	(5)	—	—

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2016
	Balance at December 31, 2015	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2016	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,872	$—	$(1,000)	(a)	$450	$(218)	$860	$12,964	$452
Common stocks	3,278	—	—		5,710	(135)	2,748	11,601	2,750
Convertible bonds	819	—	—		—	(569)	—	250	—
Corporate bond	—	—	—		279	(179)	120	220	85
Options, asset	18,194	—	—		—	—	(5,233)	12,961	(5,233)
Options, liability	18,194	—	—		—	—	(5,233)	12,961	(5,233)
Warrants and Rights	2,572	—	—		1,914	(817)	(112)	3,557	(87)
Lehman claim	299	—	—		—	—	(16)	283	(16)
Contingent consideration liability	6,158	—	—		2,397	(3,493)	2,139	7,201	2,139
Consolidated Funds
Preferred stock	32,000		(11,000)	(a)	13,467	—	2,424	36,891	2,424
Warrants and rights	—	—	—		—	—	3	3	3

	Nine Months Ended September 30, 2015
	Balance at December 31, 2014	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2015	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,517	$—	$(15,823)	(a) (b)	$21,750	$(6,665)	$3,992	$15,771	$717
Common stocks	412	—	—		104	(120)	(79)	317	(74)
Convertible bonds	900	—	—		250	—	(21)	1,129	(21)
Options, asset	36,807	—	—		—	—	(15,216)	21,591	(15,216)
Options, liability	36,807	—	—		—	—	(15,216)	21,591	(15,216)
Warrants and Rights, asset	1,322	—	—		26	(71)	1,717	2,994	1,757
Lehman claim	380	—	—		—	—	(45)	335	(45)
Contingent consideration liability	4,083	—	—		3,100	(1,725)	—	5,458	—
Consolidated Funds
Preferred Stock	—		7,000	(b)	12,000	—	—	19,000	—
Lehman claim	493	—	—		—	(739)	246	—	250
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
During the three and nine months ended September 30, 2016 and 2015, there were no transfers between level 1 and level 2 assets and liabilities.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table includes quantitative information as of September 30, 2016 and December 31, 2015 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2016	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$8,803	Market/transaction price and option pricing method Illiquidity discount, discounted cash flow	Volatility Market multiples Discount Discount rate	35% 4x to 9.5x 90% 9.5%
Corporate bonds	188	Discounted cash flows illiquidity discount	Discount rate Discount	20% 10%
Warrants and rights, net	3,649	Model based	Volatility	18% to 85% (weighted average 75%)
Options	12,961	Option pricing models	Volatility	40%
Other level 3 assets (a)	53,129
Total level 3 assets	78,730
Level 3 Liabilities
Options	12,961	Option pricing models	Volatility	40%
Contingent consideration	7,201	Discounted cash flows	Projected cash flow and discount rate	0% - 31% (weighted average 21%)
Total level 3 liabilities	$20,162

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2015	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$2,569	Market multiples and option pricing method	Volatility Market multiples	34% 1x to 4.75x
Convertible bonds	819	Recovery analysis	Recovery rate	50%
Warrants and rights, net	2,572	Model based	Volatility	18% to 61% (weighted average 43%)
Options	18,194	Option pricing models	Volatility Credit spreads	38%
Other level 3 assets (a)	45,880
Total level 3 assets	70,034
Level 3 Liabilities
Options	18,194	Option pricing models	Volatility Credit spreads	38%
Contingent consideration	6,158	Discounted cash flows	Projected cash flow and discount rate	6.6% - 24.5% (weighted average 16.4%)
Total level 3 liabilities	$24,352

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from prior transactions.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at September 30, 2016 and December 31, 2015, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

	September 30, 2016				December 31, 2015				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$76,925		$76,925		$158,485		$158,485		Level 1
Cash collateral pledged	13,783		13,783		10,085		10,085		Level 2
Consolidated funds
Cash and cash equivalents	10,370		10,370		13,934		13,934		Level 1
Financial Liabilities
Convertible debt	128,065	(a)	145,676	(b)	122,401	(a)	144,946	(b)	Level 2
Notes payable and other debt	78,357		84,257		68,565		71,945		Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $19.6 million and $24.7 million as of September 30, 2016 and December 31, 2015.

(b)	The convertible debt include the conversion option and is based on the last broker quote available.
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of September 30, 2016 and December 31, 2015, receivable from brokers was $77.6 million and $117.8 million, respectively. Payable to brokers was $127.2 million and $131.8 million as of September 30, 2016 and December 31, 2015, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.

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
In connection with the CRT transaction (See Note 2), in May 2016, the Company recognized goodwill of $3.5 million and intangible assets (including customer relationships, trade name, intellectual property and non-compete arrangements) with an estimated fair value of $5.1 million which are included within intangible assets, net in the condensed consolidation statements of financial condition with the expected useful lives ranging from 1 to 9 years with a weighted average useful life of 8.1 years. Amortization expense related to intangibles from the CRT acquisition for the three and nine months ended September 30, 2016 is $0.2 million and $0.4 million respectively. Goodwill, which primarily relates to expected synergies from combining operations, is fully deductible for tax purposes and has been assigned to the broker-dealer segment of the Company.
On September 23, 2016, the Company and the portfolio managers of RASL completed the sale of their respective ownership interests in RASL, an investment advisor. In contemplation with the sale transaction, the Company allocated $1.2 million of goodwill to the RASL disposal group (See Note 2).
The Company performed an interim goodwill impairment analysis at the time of the sale transaction and no impairment charges for goodwill were recognized during the three and nine months ended September 30, 2016 and 2015, respectively.
9. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of September 30, 2016	As of December 31, 2015
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$6,791	$10,906
Consolidated funds	325,092	176,005
	$331,883	$186,911

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$1,433	$4,577	$2,880	$8,669
Consolidated funds	17,045	(233)	(5,404)	2,311
	$18,478	$4,344	$(2,524)	$10,980
10. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of September 30, 2016, there were approximately 1.8 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $25.9 million of deferred cash awards to its employees during the nine months ended September 30, 2016. These awards vest over a four year period and accrue interest between 0.70% to 0.75%

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

per year. As of September 30, 2016, the Company had unrecognized compensation expense related to deferred cash awards of $37.3 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized compensation expense of $6.2 million and $5.3 million for the three months ended September 30, 2016 and 2015 and $19.3 million and $16.2 million for the nine months ended September 30, 2016 and 2015, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.5 million and $2.1 million for the three months ended September 30, 2016 and 2015 and $8.6 million and $2.8 million for the nine months ended September 30, 2016 and 2015, respectively.
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
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2016:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2015	16,667	$4.89	1.10	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Balance outstanding at September 30, 2016	16,667	$4.89	0.35	$—
Options exercisable at September 30, 2016	16,667	$4.89	0.35	$—

(1)	Based on the Company's closing stock price of $3.63 on September 30, 2016 and $3.83 on December 31, 2015.
As of September 30, 2016, the Company's stock options were fully expensed.
The following table summarizes the Company's SAR's for the nine months ended September 30, 2016:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2015	400,000	$2.90	2.21	$558
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at September 30, 2016	400,000	$2.90	1.46	$430
SAR's exercisable at September 30, 2016	—	$—	—	$—

(1)	Based on the Company's closing stock price of $3.63 on September 30, 2016 and $3.83 on December 31, 2015.
As of September 30, 2016 and December 31, 2015, the unrecognized compensation expense related to the Company's grant of SAR's was $0.1 million and $0.1 million, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2016:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2015	21,480,364	$4.17
Granted	8,087,610	3.48
Vested	(5,912,240)	3.74
Canceled	—	—
Forfeited	(1,291,693)	3.72
Balance outstanding at September 30, 2016 (1)	22,364,041	$4.06
(1) Performance linked restricted stock units of 1,925,750 were awarded to employees of the Company in December 2013 and January 2014. An additional 2,800,000 performance linked restricted stock units were awarded in March 2016. Of the awards granted, 387,500 have been forfeited through September 30, 2016. The remaining awards, included in the outstanding balance as of September 30, 2016, will vest between March 2019 and December 2020 and will be earned only to the extent that the Company attains specified market goals relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of September 30, 2016, there was $65.3 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.69 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 224,398 restricted stock units awarded during the nine months ended September 30, 2016. As of September 30, 2016 there were 648,704 restricted stock units outstanding.
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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. The Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries. Based on these methodologies, the Company’s effective income tax rate was 24.77% and 17.81% for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the unusual or infrequent items whose tax impact were recorded discretely related primarily to Federal, state taxes and the tax provisions of the Company’s foreign subsidiaries.
For the nine months ended September 30, 2016 and 2015, the effective tax rate differs from the statutory rate of 35% primarily due to disposal of investment, state and foreign taxes, as well as other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2016, the Company recorded a valuation allowance against deferred tax assets related to its foreign net operating losses.
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
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.1 million and $1.0 million as of September 30, 2016 and December 31, 2015, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.2 million and $0.1 million, respectively.
12. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $4.9 million and $4.6 million for the three months ended September 30, 2016 and 2015 and $15.4 million and $13.3 million for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2016	$606	$4,703	$4,690
2017	2,404	13,752	16,663
2018	2,324	7,395	16,578
2019	897	2,136	14,981
2020	2	142	14,814
Thereafter	—	21	32,250
	$6,233	$28,149	$99,976

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 13 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.4 million and $0.5 million for the three months ended September 30, 2016 and 2015 and $1.7 million and $1.4 million and for the nine months ended September 30, 2016 and 2015, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate funds with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both September 30, 2016 and December 31, 2015, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unfunded Commitments
As of September 30, 2016, the Company had unfunded commitments of $7.4 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.8 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through September 30, 2016, the Company has funded $37.9 million towards these commitments. As of September 30, 2016, the Company had an unfunded commitment to Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.) of $0.9 million. The remaining capital commitment is expected to be called over a one year period. As of September 30, 2016, the Company had an unfunded commitment to Lagunita Biosciences, LLC of $3.5 million. The remaining capital commitment is expected to be called over a three-year period. As of September 30, 2016, the Company had an unfunded commitment to Eclipse Fund II, L.P. of $1.0 million. The remaining capital commitment is expected to be called over an eight year period. As of September 30, 2016, the Company had an unfunded commitment to Eclipse Continuity Fund I, L.P. of $0.9 million. The remaining capital commitment is expected to be called over an eight year period.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint.  On September 25, 2015, the Company filed its motion for partial summary judgment to dismiss certain of EIG’s claims relating to Dahlman Rose’s alleged copyright infringement.  During the second quarter the Company also filed a motion to disqualify EIG’s copyright counsel based on a conflict of interest.  Both of the Company’s motions were heard in the second quarter of 2016.  On July 15, 2016 the District Court ruled in favor of the Company on both of its motions.  The Company and EIG entered into a settlement agreement on September 30, 2016, pursuant to which EIG agreed to dismiss its lawsuit with prejudice. The settlement amount paid by the Company and the current period impact of the settlement was not material to the Company’s financial position or the results of operations for the three and nine months ended September 30, 2016. The dismissal of the lawsuit was approved by the District Court on October 4, 2016.
13. Convertible Debt and Notes Payable
As of September 30, 2016 and December 31, 2015, the Company's outstanding debt was as follows:

	As of September 30, 2016	As of December 31, 2015
	(dollars in thousands)
Convertible debt	$128,065	$122,401
Note payable	61,145	60,831
Other notes payable	15,166	—
Revolver	—	5,000
Capital lease obligations	2,046	2,734
	$206,422	$190,966
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
The Company recorded interest expense of $1.1 million and $1.1 million for the three months ended September 30, 2016 and 2015 and $3.4 million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying condensed consolidated statements of operations is $1.7 million and $1.6 million for the three months ended September 30, 2016 and 2015 and $5.1 million and $4.7 million for the nine months ended September 30, 2016 and 2015, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the Convertible Notes.
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
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $1.3 million for the three months ended September 30, 2016 and 2015 and $3.9 million and $3.9 million for the nine

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

months ended September 30, 2016 and 2015, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2021 Notes.
Other Notes Payable
During January 2016, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.38% and is due on December 31, 2016, with monthly payment requirements of $0.2 million. As of September 30, 2016, the outstanding balance on this note payable was $0.4 million. Interest expense for the three and nine months ended September 30, 2016 was insignificant.
During the second quarter of 2016, the Company entered into financing for two of its aircraft and acquired additional debt when four other aircraft were acquired (See Note 2). The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from February 2017 to May 2021 and interest rates ranged from 4.80% to 7.25%. As of September 30, 2016, the remaining balance on the aircraft financing agreements was $14.8 million. Interest expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively.
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. On July 29, 2016, the Company amended its credit facility to, among other things, extend the existing stated maturity thereof from August 3, 2016 to September 29, 2016, reduce the aggregate revolving commitments thereunder from $25 million to $15 million and make future draws on the revolver during the extension period subject to the sole discretion of the lenders thereunder. In connection with the amendment, the Company repaid all outstanding amounts under the credit facility. The revolving unsecured credit facility terminated in accordance with its terms on September 29, 2016. Interest accrued on borrowed funds at LIBOR plus 3.0% and interest accrued on the undrawn facility amount at LIBOR plus 0.38%. Interest expense for the three and nine months ended September 30, 2016 was $0.1 million and $0.4 million and interest expense for the three and nine months ended September 30, 2015 was $0.2 million and $0.2 million, respectively.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of September 30, 2016, the remaining balance on these capital leases was $2.0 million. Interest expense was $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015 and $0.1 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of September 30, 2016, is as follows:

	Convertible Debt	Note Payable	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2016	$—	$1,304	$1,221	$235
2017	4,485	5,218	4,225	938
2018	4,485	5,218	2,225	938
2019	151,743	5,218	3,702	78
2020	—	5,218	1,805	—
Thereafter	—	68,468	4,723	—
Subtotal	160,713	90,644	17,901	2,189
Less: Amount representing interest (a)	(32,648)	(29,499)	(2,735)	(143)
Total	$128,065	$61,145	$15,166	$2,046

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Letters of Credit
As of September 30, 2016, the Company has nine irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has a letter of credit, in the amount of $5.5 million, due March 2017, for which cash is pledged as collateral under a reinsurance agreement.

Location	Amount	Maturity
	(dollars in thousands)
New York	$355	May 2017
New York	$70	May 2017
New York	$695	October 2016
New York	$3,373	October 2016
New York	$1,600	November 2016
San Francisco	$710	January 2017
Connecticut	$65	January 2017
New York	$1,000	February 2017
Boston	$382	March 2017
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2016 and December 31, 2015, there were no amounts due related to these letters of credit.
14. Stockholder's Equity
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. During the nine months ended September 30, 2016 the Company declared and accrued a cash dividend of $5.1 million.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

price thereof, there would nevertheless be dilution and/or such cash payments would not be offset. As the Capped Call Option Transaction is a free standing derivative that is indexed to the Company's own stock price and the Company controls if it is settled in cash or stock it qualifies for equity classification as a reduction to additional paid in capital.
Treasury Stock
Treasury stock of $152.2 million as of September 30, 2016, compared to $137.4 million as of December 31, 2015, resulted from $8.8 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions and $6.0 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the nine months ended September 30, 2016:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2015	34,515,734	$137,356	$3.98
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	2,578,819	8,793	3.41
Purchase of treasury stock	1,723,119	6,014	3.49
Balance outstanding at September 30, 2016	38,817,672	$152,163	$3.92
15. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Beginning Balance	$—	$17
Foreign currency translation	(3)	(4)
Ending Balance	$(3)	$13
16. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of September 30, 2016, there were 107,314,157 shares outstanding. The Company has included 648,704 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants (see Note 5(a)), unexercised stock options, unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options, SAR's, unvested restricted shares and warrants were not included in the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2016 as their inclusion would have been anti-dilutive. The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
Net income (loss)	$15,259	$(6,002)	$(19,897)	$24,048
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	18,478	4,344	(2,524)	10,980
Net income (loss) attributable to Cowen Group, Inc.	(3,219)	(10,346)	(17,373)	13,068
Preferred stock dividends	1,698	1,603	5,094	2,358
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(4,917)	$(11,949)	$(22,467)	$10,710

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	107,974	109,191	107,272	111,050
Stock options	—	—	—	19
Performance based restricted stock	—	—	—	266
Stock appreciation rights	—	—	—	152
Restricted stock	—	—	—	5,762
Weighted average shares used in diluted computation	107,974	109,191	107,272	117,249
Earnings (loss) per share:
Basic	$(0.05)	$(0.11)	$(0.21)	$0.10
Diluted	$(0.05)	$(0.11)	$(0.21)	$0.09
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2016
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$36,722	$36,722	$—	$—		$36,722
Brokerage	—	51,524	51,524	—	(1,919)		49,605
Management fees	15,746	793	16,539	(445)	(5,822)	(a)	10,272
Incentive income	11,825	—	11,825	(562)	(9,979)	(a)	1,284
Investment Income	14,798	4,932	19,730	—	(19,730)	(c)	—
Interest and dividends	—	—	—	—	3,906	(c)	3,906
Aircraft lease revenue	—	—	—	—	1,089	(f)	1,089
Reimbursement from affiliates	—	—	—	(76)	2,216	(e)	2,140
Other revenue	17,145	25	17,170	—	7,942	(c)(f)	25,112
Consolidated Funds revenues	—	—	—	897	—		897
Total revenues	59,514	93,996	153,510	(186)	(22,297)		131,027
Expenses
Non interest expense	43,589	92,259	135,848	(429)	12,759	(b)(c)(d)	148,178
Interest and dividends	3,205	1,079	4,284	—	3,328	(c)	7,612
Consolidated Funds expenses	—	—	—	2,469	—		2,469
Total expenses	46,794	93,338	140,132	2,040	16,087		158,259
Total other income (loss)	—	—	—	19,269	31,981	(c)	51,250
Income taxes expense / (benefit)	—	—	—	—	8,759	(b)	8,759
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,354)	—	(2,354)	(17,043)	919		(18,478)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$10,366	$658	$11,024	$—	$(14,243)		$(3,219)

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$53,012	$53,012	$—	$—		$53,012
Brokerage	18	41,857	41,875	—	(790)		41,085
Management fees	17,739	282	18,021	(371)	(7,131)	(a)	10,519
Incentive income	(8,629)	—	(8,629)	29	8,693	(a)	93
Investment Income	(16,781)	(5,243)	(22,024)	—	22,024	(c)	—
Interest and dividends	—	—	—	—	3,604	(c)	3,604
Reimbursement from affiliates	—	—	—	(85)	3,440	(e)	3,355
Other revenue	(9)	573	564	—	748	(c)	1,312
Consolidated Funds revenues	—	—	—	274	—		274
Total revenues	(7,662)	90,481	82,819	(153)	30,588		113,254
Expenses
Non interest expense	6,133	84,721	90,854	—	2,112	(b)(c)(d)	92,966
Interest and dividends	2,970	1,287	4,257	—	3,110	(c)	7,367
Consolidated Funds expenses	—	—	—	634	—		634
Total expenses	9,103	86,008	95,111	634	5,222		100,967
Total other income (loss)	—	—	—	554	(23,924)	(c)	(23,370)
Income taxes expense / (benefit)	—	—	—	—	(5,081)	(b)	(5,081)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,231)	—	(2,231)	233	(2,346)		(4,344)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(18,996)	$4,473	$(14,523)	$—	$4,177		$(10,346)

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2016
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$98,156	$98,156	$—	$—		$98,156
Brokerage	—	153,417	153,417	—	(5,777)		147,640
Management fees	47,604	2,334	49,938	(1,239)	(16,748)	(a)	31,951
Incentive income	19,174	—	19,174	(569)	(15,782)	(a)	2,823
Investment Income	(444)	(147)	(591)	—	591	(c)	—
Interest and dividends	—	—	—	—	11,664	(c)	11,664
Aircraft lease revenue	—	—	—	—	3,071	(f)	3,071
Reimbursement from affiliates	—	—	—	(224)	8,492	(e)	8,268
Other revenue	19,366	84	19,450	—	21,733	(c)(f)	41,183
Consolidated Funds revenues	—	—	—	4,541	—		4,541
Total revenues	85,700	253,844	339,544	2,509	7,244		349,297
Expenses
Non interest expense	77,917	257,972	335,889	(429)	28,170	(b)(c)(d)	363,630
Interest and dividends	9,645	3,288	12,933	—	8,933	(c)	21,866
Consolidated Funds expenses	—	—	—	6,428	—		6,428
Total expenses	87,562	261,260	348,822	5,999	37,103		391,924
Total other income (loss)	—	—	—	(1,915)	18,092	(c)	16,177
Income taxes expense / (benefit)	—	—	—	—	(6,553)	(b)	(6,553)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(6,589)	—	(6,589)	5,405	3,708		2,524
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(8,451)	$(7,416)	$(15,867)	$—	$(1,506)		$(17,373)

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$186,763	$186,763	$—	$—		$186,763
Brokerage	41	112,292	112,333	—	(837)		111,496
Management fees	50,885	282	51,167	(937)	(19,061)	(a)	31,169
Incentive income	(1,081)	—	(1,081)	(278)	1,724	(a)	365
Investment Income	14,309	4,763	19,072	—	(19,072)	(c)	—
Interest and dividends	—	—	—	—	9,846	(c)	9,846
Reimbursement from affiliates	—	—	—	(261)	10,760	(e)	10,499
Other revenue	84	605	689	—	1,995	(c)	2,684
Consolidated Funds revenues	—	—	—	1,134	—		1,134
Total revenues	64,238	304,705	368,943	(342)	(14,645)		353,956
Expenses
Non interest expense	57,164	273,939	331,103	—	4,799	(b)(c)(d)	335,902
Interest and dividends	8,880	3,545	12,425	—	6,816	(c)	19,241
Consolidated Funds expenses	—	—	—	1,626	—		1,626
Total expenses	66,044	277,484	343,528	1,626	11,615		356,769
Total other income (loss)	—	—	—	4,278	27,795	(c)	32,073
Income taxes expense / (benefit)	—	—	—	—	5,212	(b)	5,212
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(6,128)	—	(6,128)	(2,310)	(2,542)		(10,980)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(7,934)	$27,221	$19,287	$—	$(6,219)		$13,068

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
For the three and nine months ended September 30, 2016 and 2015, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

18. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution and Cowen Prime are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution and Cowen Prime are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2016, Cowen and Company had total net capital of approximately $78.3 million, which was approximately $77.3 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2016, ATM Execution had total net capital of approximately $2.7 million, which was approximately $2.4 million in excess of its minimum net capital requirement of $250,000. As of September 30, 2016, Cowen Prime had total net capital of approximately $11.7 million, which was approximately $11.4 million in excess of its minimum net capital requirement of $250,000.
Cowen and Company, ATM Execution and Cowen Prime claim exemption from the provisions of Rule 15c3-3 under the Securities Exchange Act of 1934 as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of broker-dealers (“PAB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, ATM Execution and Cowen Prime and the clearing brokers, which require, among other things, that the clearing brokers perform computations for PAB and segregate certain balances on behalf of Cowen and Company, ATM Execution and Cowen Prime, if applicable.
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of September 30, 2016, Ramius UK's Financial Resources of $0.24 million exceeded its minimum requirement of $0.06 million by $0.18 million. As of September 30, 2016, CIL's Financial Resources of $3.9 million exceeded its minimum requirement of $1.9 million by $2.0 million.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of September 30, 2016 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2016. RCG Insurance Company’s capital and surplus as of September 30, 2016 totaled approximately $22.1 million.
19. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of September 30, 2016 and December 31, 2015, $5.9 million and $6.3 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three and nine months ended September 30, 2016, the Company reimbursed the funds it manages $0.1 million and $0.1 million, respectively, which were recorded net in management fees and incentive income in the accompanying condensed consolidated statements of operation. These amounts were immaterial for the three and nine months ended September 30, 2015. As of September 30, 2016 and December 31, 2015, related amounts still payable were $0.1 million and $0.1 million, respectively, and were reflected in fees payable in the accompanying condensed consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of September 30, 2016 and December 31, 2015, loans to employees of $7.9 million and $5.5 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. The Company does not make loans to its executive officers. Of these amounts $2.1 million and $1.2 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.2 million and $0.6 million for the three months ended September 30, 2016 and 2015 and $0.9 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statement of operations. For the three and nine months ended September 30, 2016, and 2015, the interest income was insignificant for all related party loans and advances.
Included in due to related parties is approximately $0.3 million and $0.3 million as of September 30, 2016 and December 31, 2015, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Included in due from related parties is $12.9 million related to a sale, in December of 2015, of a portion of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five year period and earns interest at 5% per annum.  The interest income for the three and nine months ended September 30, 2016 was $0.2 million and $0.5 million, respectively.
The remaining balance included in due from related parties of $11.7 million and $19.7 million as of September 30, 2016 and December 31, 2015, respectively, relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of September 30, 2016 and December 31, 2015, such investments aggregated $27.7 million and $21.3 million, respectively, were included in redeemable non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $2.9 million and $5.5 million for the three months ended September 30, 2016 and 2015 and $4.2 million and $10.3 million for the nine months ended September 30, 2016 and 2015, respectively.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

has not recorded any contingent liability in the accompanying condensed consolidated financial statements for these indemnifications.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of September 30, 2016 and December 31, 2015. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
21. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

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
Overview
Cowen Group, Inc. (the "Company") is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen", "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, sales and trading and prime brokerage services through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes hedge funds, private equity structures, registered investment companies and listed vehicles. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors.
Ramius is an alternative investment platform offering innovative products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940 since 1997. Ramius offers investors access to strategies to meet their specific needs including long/short equity, activist equity, event driven equity, event driven credit, global macro, managed futures, health care royalties and private real estate. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing them with institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. The Company has also invested some of its capital in its recently formed aviation and reinsurance businesses. Our alternative investment business had approximately $10.5 billion of assets under management as of October 1, 2016. See the section titled "Assets Under Management and Fund Performance" for further analysis.
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

•
Equity and credit research fees.  Equity and credit research fees are paid to the Company for providing equity and credit research. The Company also permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. Our ability to generate revenues relating to our equity and credit research depends on the quality of our research and its relevance to our institutional customers and other clients.

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

Recent Developments
On August 1, 2016, the Company announced that the Washington Research Group had joined the Company. The Cowen Washington Research Group is well known to institutional portfolio managers for high quality and in-depth work that draws on decades of policy-related experience.
On September 23, 2016, the Company and the portfolio managers of Ramius Alternative Solutions LLC ("RASL") completed the sale of their respective ownership interests in RASL, an investment advisor. RASL offered a range of customized hedge fund investment solutions with approximately $2.5 billion in client assets.
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

•
Alternative Solutions. Management fees for the Alternative Solutions business are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income or based on assets under management at the beginning of the month. Management fees earned from the Alternative Solutions business are based and initially calculated on estimated net asset values and actual fees ultimately earned could be impacted to the extent of any changes in these estimates. (For a discussion on sale of our interest in RASL, see Item 2 "Recent Developments")

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

•
Equity and Credit Research Fees. Equity and credit research fees are paid to the Company for providing equity and credit research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured.

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
As of October 1, 2016, the Company had assets under management of $10.5 billion, a 21.0% decrease as compared to assets under management of $13.3 billion as of January 1, 2016. The $2.8 billion decrease in assets under management during the nine months ended September 30, 2016 primarily resulted from the sale of the alternative solutions business (see note (a) to the following table).
The following table is a breakout of total assets under management by platform as of October 1, 2016 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (g) (l)	Alternative Solutions (a)	Ramius Trading Strategies (h)	Real Estate (a) (i)	Healthcare Royalty Partners (c) (d) (j)	Other (k)	Total
	(dollars in millions)
January 1, 2014	$3,168	$2,936	$94	$1,639	$1,523	$67	$9,427
Subscriptions	1,132	1,326	35	249	1,059	—	3,801
Redemptions	(935)	(272)	—	(181)	—	(19)	(1,407)
Performance (e)	853	(206)	18	—	—	—	665
Net Return (f)	26.93%	(7.02)%	19.15%	—%	—%	—%	7.05%
January 1, 2015	4,218	3,784	147	1,707	2,582	48	12,486
Subscriptions	2,725	997	—	—	—	—	3,722
Redemptions	(572)	(810)	(49)	(65)	(178)	(14)	(1,688)
Performance (e)	(781)	(419)	(3)	—	5	—	(1,198)
Net Return (f)	(18.52)%	(11.07)%	(2.04)%	—%	0.19%	—%	(9.59)%
January 1, 2016	5,590	3,552	95	1,642	2,409	34	13,322
Subscriptions	1,126	—	—	—	—	—	1,126
Redemptions	(544)	(3,641)	(17)	(115)	(1)	(7)	(4,325)
Performance (e)	330	89	1	—	(13)	—	407
Net Return (f)	5.90%	2.51%	1.05%	—%	(0.54)%	—%	3.06%
October 1, 2016	$6,502	$—	$79	$1,527	$2,395	$27	$10,530

(a)
The Company owns between 20% and 55% of the general partners or managing members of the real estate business, the activist business, the global macro strategy business (the single strategy hedge funds) and the alternative solutions business (starting as of September 2013). On September 23, 2016 the Company completed the sale of its interest in the Alternative Solutions business, thereby reducing the Company’s estimated assets under management by approximately $2.5 billion.

(b)
These amounts include the Ramius Event Driven Equity Fund (which was liquidated in January 2016) and the Company's invested capital of approximately $173.7 million, $173.6 million and $172.2 million as of October 1, 2016, January 1, 2016 and January 1, 2015, respectively.

(c)	These amounts include the Company's invested capital of approximately $15.8 million, $20.2 million and $20.7 million as of October 1, 2016, January 1, 2016 and January 1, 2015, respectively.

(d)	This amount reflects committed capital.

(e)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(f)	Net returns are calculated on the platform as a whole. Net return of individual funds will vary based on the timing and strategy the respective funds.

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

(h)	The Ramius Trading Strategies products offer investors daily liquidity.

(i)
The real estate business does not provide investors with redemption rights. Investors receive distributions upon dispositions of the underlying real estate investments of which a portion reflects committed capital.

(j)	The Healthcare Royalty funds do not provide investors with redemption rights. Investors receive distributions upon realizations of the funds’ investments.

(k)	The collateralized debt obligations managed by the Company is an amortizing pool of assets with cash returned to investors in periodic distributions as it becomes available.

(l)	Due to the sale of its interest in Orchard Square Partners, effective December 31, 2014, redemptions during the 2014 year include $420.8 million of assets under management related to this business.
Fund Performance
For the quarter ended September 30, 2016, the results of the Company's strategies generally improved relative to their respective benchmarks when compared to the previous three months.
Investor sentiment, following a brief negative response to the UK Brexit referendum on June 23, turned positive during the third quarter. This resulted in strong returns for equities, led by US small cap stocks and Emerging Markets. Eurozone, Japan and other Asian markets also fared well. Investors seem to be looking beyond near-term concerns over sluggish global economic growth. While the Federal Reserve did not raise rates during the third quarter, September Federal Open Market Committee comments suggested such a move might be possible by year-end. While U.S. Treasury 5-10 year notes experienced an increase in yield, corporate debt (both investment grade and high yield) had significant positive returns. Commodity prices, led by agriculture and energy, were lower in the three month period. Volatility across multiple asset classes continued to decline, specifically in respect of currency rates and commodities prices. The CBOE SPX Volatility Index (VIX) hit new lows during the quarter, and is now down 24% for the year through September.
Our activist strategy had positive results for the quarter, but lagged the Russell 2000 Index, which continued to recover from both the risk-off sentiment at the beginning of 2016 and the short-lived drawdown post-Brexit. On a year-to-date basis, the activist strategy has slightly underperformed the Russell 2000 Index, but maintains its long-term outperformance since inception. The activist strategy’s returns will continue to have a meaningful effect on the Company’s financial results due to the level of assets under management.  The merger arbitrage strategy rebounded sharply from the second quarter’s negative results, outperforming its benchmark index and drawing close to full recovery for the year. The new Ramius Merger Arbitrage UCITS Fund, in partnership with Bank America Merrill Lynch, began trading in July and also had positive results. Our options-based global macro strategy had negative performance as the markets continue to evidence an overall decline in implied volatilities as noted above. Another of our affiliate managers engages in equity long/short investing in consumer-related stocks. Since joining Ramius, the strategy has generated positive results, and that was the case again in the third quarter and on a year-to-date basis. Relative outperformance on both the short and long has allowed the strategy to beat the HFRX Equity Hedge Index thus far in 2016. Our other equity long/short affiliate (multi-sector) launched during the third quarter for outside investment on October 1, 2016. The State Street Ramius Managed Futures Strategy Fund, which offers exposure to multi-manager managed futures, had negative returns for the third quarter, but remains positive on a year to date basis. The Company’s alternative solutions business, which is based on institutional customized accounts, was sold in September 2016.

The internally managed multi-strategy funds maintained their focus on capital preservation and continued to execute opportunistic transactions linked to certain assets.
With regard to the longer-dated investment vehicles in real estate, the largest legacy real estate debt fund, as well as the legacy equity fund were basically unchanged in value for the third quarter. Certain of the legacy real estate funds, including these two, are in the process of returning capital to investors.  The most recent real estate debt vehicle continues to make investments and interim results are meeting performance expectations. Our healthcare royalty strategy, having raised a substantial amount of capital in 2014, remains in its investment period. As noted last quarter, turbulence in the pharmaceutical and health care sectors continues to present attractive opportunities for longer term investors. As a result, the strategy has been able to put significant money to work in both its latest commingled fund and separately managed accounts.
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
As of September 30, 2016, the Company's invested capital amounted to a net value of $682.7 million (supporting a long market value of $959.6 million), representing approximately 89% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of September 30, 2016. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of September 30, 2016 because they are included in various line items of the accompanying condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$466.3	60%
Merchant Banking	161.0	21%
Real Estate	55.4	7%
Total	682.7	89%
Stockholders' Equity	$771.2	100%
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

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

	Condensed Consolidated Statements of Operations
	(unaudited)
	Three Months Ended September 30,		Period to Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$36,722	$53,012	$(16,290)	(31)%
Brokerage	49,605	41,085	8,520	21%
Management fees	10,272	10,519	(247)	(2)%
Incentive income	1,284	93	1,191	NM
Interest and dividends	3,906	3,604	302	8%
Reimbursement from affiliates	2,140	3,355	(1,215)	(36)%
Aircraft lease revenue	1,089	—	1,089	NM
Other revenues	25,112	1,312	23,800	NM
Consolidated Funds revenues	897	274	623	227%
Total revenues	131,027	113,254	17,773	16%
Expenses
Employee compensation and benefits	98,501	56,401	42,100	75%
Interest and dividends	7,612	7,367	245	3%
General, administrative and other expenses	49,677	36,565	13,112	36%
Consolidated Funds expenses	2,469	634	1,835	289%
Total expenses	158,259	100,967	57,292	57%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	26,153	(23,612)	49,765	211%
Consolidated Funds net gains (losses)	25,097	242	24,855	NM
Total other income (loss)	51,250	(23,370)	74,620	319%
Income (loss) before income taxes	24,018	(11,083)	35,101	317%
Income taxes expense (benefit)	8,759	(5,081)	13,840	272%
Net income (loss)	15,259	(6,002)	21,261	354%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	18,478	4,344	14,134	325%
Net income (loss) attributable to Cowen Group, Inc.	(3,219)	(10,346)	7,127	69%
Preferred stock dividends	1,698	1,603	95	6%
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(4,917)	$(11,949)	$7,032	59%
Revenues
Investment Banking
Investment banking revenues decreased $16.3 million to $36.7 million for the three months ended September 30, 2016 compared with $53.0 million in the prior year period. During the three months ended September 30, 2016, the Company completed 22 underwriting transactions, five strategic advisory transactions and two debt capital market transaction. During the three months ended September 30, 2015, the Company completed 27 underwriting transactions and two strategic advisory transactions. The average underwriting fee per transaction was 37.5% less in the third quarter of 2016 as compared to the prior year period.
Brokerage
Brokerage revenues increased $8.5 million to $49.6 million for the three months ended September 30, 2016 compared with $41.1 million in the prior year period. This was attributable to the initiation of our prime brokerage businesses in the third and fourth quarters of 2015, the initiation of our credit business in May 2016 and a decrease in facilitation losses in our cash equities business partially offset by lower commissions due to a decrease in customer trading volumes in our cash equity business. Customer trading volumes across the industry (according to Bloomberg) decreased 10% for the three months ended September 30, 2016 compared to the same period in the prior year.

Management Fees
Management fees decreased $0.2 million to $10.3 million for the three months ended September 30, 2016 compared with $10.5 million in the prior year period. This decrease was primarily related to a decrease in management fees from our alternative solutions business partially offset by higher management fees in our prime services business (acquired during the fourth quarter of 2015) and our macro options business.
Incentive Income
Incentive income increased $1.2 million to $1.3 million for the three months ended September 30, 2016, compared with $0.1 million in the prior year period. This increase was primarily related to an increase in performance fees from our multi strategy business.
Interest and Dividends
Interest and dividends increased $0.3 million to $3.9 million for the three months ended September 30, 2016 compared with $3.6 million in the prior year period. This was primarily attributable to an increase in the number of investments in interest bearing securities during the quarter of 2016 as compared to the same quarter in 2015.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $1.3 million to $2.1 million for the three months ended September 30, 2016 compared with $3.4 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft lease revenue
Aircraft lease revenue was $1.1 million for the three months ended September 30, 2016 relating to our new aircraft leasing business which began during 2016.
Other Revenues
Other revenues increased $23.8 million to $25.1 million for the three months ended September 30, 2016 compared with $1.3 million in the prior year period. The increase primarily relates to the sale of our interest in the alternative solutions business and premiums from our insurance-related business (which was entered into at the end of the fourth quarter of 2015).
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.6 million to $0.9 million for the three months ended September 30, 2016 compared with $0.3 million in the prior year period. The increase is due to the consolidation of new funds during 2016.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $42.1 million to $98.5 million for the three months ended September 30, 2016 compared with $56.4 million in the prior year period. The increase is primarily due to $74.7 million higher other income (loss) and $17.8 million higher revenues during the third quarter of 2016 as compared to 2015 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 54% for the three months ended September 30, 2016, compared with 63% for the prior year period.
Interest and Dividends
Interest and dividend expenses increased $0.2 million to $7.6 million for the three months ended September 30, 2016 compared with $7.4 million in the prior year period. This was primarily attributable to an increase in the number of debt securities held during 2016 as compared to 2015.
General, Administrative and Other Expenses
General, administrative and other expenses increased $13.1 million to $49.7 million for the three months ended September 30, 2016 compared with $36.6 million in the prior year period. The increase is primarily related to loss and claim reserves, acquisition costs and other expenses related to our insurance and reinsurance related policies entered into during the second quarter of 2016 related to our respective businesses which commenced at the end of the fourth quarter of 2015. In addition there are higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees and increased occupancy costs, some of which is related to acquisitions during late 2015 and during 2016.

Consolidated Funds Expenses
Consolidated Funds expenses increased $1.9 million to $2.5 million for the three months ended September 30, 2016 compared with $0.6 million for the prior year period. The increase is due to the consolidation of new funds during 2016.
Other Income (Loss)
Other income (loss) increased $74.7 million to an income of $51.3 million for the three months ended September 30, 2016 compared with a loss of $23.4 million in the prior year period. The increase primarily relates to an increase in performance in our activist strategy and the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $13.9 million to $8.8 million for the three months ended September 30, 2016 compared with an income tax benefit of $5.1 million in the prior year period. This change is primarily attributable to the Company's operating results.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $14.2 million to $18.5 million for the three months ended September 30, 2016 compared with $4.3 million in the prior year period. The increase was primarily the result of increased performance by one of our consolidated funds. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

	Condensed Consolidated Statements of Operations
	(unaudited)
	Nine Months Ended September 30,		Period to Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$98,156	$186,763	$(88,607)	(47)%
Brokerage	147,640	111,496	36,144	32%
Management fees	31,951	31,169	782	3%
Incentive income	2,823	365	2,458	673%
Interest and dividends	11,664	9,846	1,818	18%
Reimbursement from affiliates	8,268	10,499	(2,231)	(21)%
Aircraft lease revenue	3,071	—	3,071	NM
Other revenues	41,183	2,684	38,499	NM
Consolidated Funds revenues	4,541	1,134	3,407	300%
Total revenues	349,297	353,956	(4,659)	(1)%
Expenses
Employee compensation and benefits	217,309	227,593	(10,284)	(5)%
Interest and dividends	21,866	19,241	2,625	14%
General, administrative and other expenses	146,321	108,309	38,012	35%
Consolidated Funds expenses	6,428	1,626	4,802	295%
Total expenses	391,924	356,769	35,155	10%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	9,123	24,449	(15,326)	(63)%
Consolidated Funds net gains (losses)	7,054	7,624	(570)	(7)%
Total other income (loss)	16,177	32,073	(15,896)	(50)%
Income (loss) before income taxes	(26,450)	29,260	(55,710)	(190)%
Income taxes expense (benefit)	(6,553)	5,212	(11,765)	(226)%
Net income (loss)	(19,897)	24,048	(43,945)	(183)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,524)	10,980	(13,504)	(123)%
Net income (loss) attributable to Cowen Group, Inc.	(17,373)	13,068	(30,441)	(233)%
Preferred stock dividends	5,094	2,358	2,736	116%
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(22,467)	$10,710	$(33,177)	(310)%
Revenues
Investment Banking
Investment banking revenues decreased $88.6 million to $98.2 million for the nine months ended September 30, 2016 compared with $186.8 million in the prior year period. During the nine months ended September 30, 2016, the Company completed 55 underwriting transactions, nine strategic advisory transactions and five debt capital market transactions. During the nine months ended September 30, 2015, the Company completed 113 underwriting transactions, nine strategic advisory transactions and four debt capital market transactions. The average underwriting fee per transaction was 11.7% less for the nine months ended September 30, 2016 as compared to the prior year period.
Brokerage
Brokerage revenues increased $36.1 million to $147.6 million for the nine months ended September 30, 2016 compared with $111.5 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, a decrease in facilitation losses in our cash equities business, the initiation of our prime brokerage businesses in the third and fourth quarters of 2015 and the initiation of our credit trading business in May 2016. Customer trading volumes across the industry (according to Bloomberg) increased 9% for the nine months ended September 30, 2016 compared to the prior year.

Management Fees
Management fees increased $0.8 million to $32.0 million for the nine months ended September 30, 2016 compared with $31.2 million in the prior year period. This increase was primarily related to an increase in management fees from our prime services business (acquired during the fourth quarter of 2015) and our macro options business partially offset with lower management fees from our alternative solutions business.
Incentive Income
Incentive income increased $2.4 million to $2.8 million for the nine months ended September 30, 2016, compared with $0.4 million in the prior year period. This increase was primarily related to an increase in performance fees from our multi strategy business.
Interest and Dividends
Interest and dividends increased $1.9 million to $11.7 million for the nine months ended September 30, 2016 compared with $9.8 million in the prior year period. This was primarily attributable to an increase in the number of investments in interest bearing securities during 2016 as compared to 2015.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $2.2 million to $8.3 million for the nine months ended September 30, 2016 compared with $10.5 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft lease revenues
Aircraft lease revenues were $3.1 million for the nine months ended September 30, 2016 relating to our new aircraft leasing business which began during 2016.
Other Revenues
Other revenues increased $38.5 million to $41.2 million for the nine months ended September 30, 2016 compared with $2.7 million in the prior year period. The increase primarily relates to the sale of our interest in the alternative solutions business and premiums from our insurance-related business (which was entered into at the end of the fourth quarter of 2015).
Consolidated Funds Revenues
Consolidated Funds revenues increased $3.4 million to $4.5 million for the nine months ended September 30, 2016 compared with $1.1 million in the prior year period. The increase is due to the consolidation of new funds during 2016.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $10.3 million to $217.3 million for the nine months ended September 30, 2016 compared with $227.6 million in the prior year period. The decrease is primarily due to $4.7 million lower total revenues and $15.9 million lower other income (loss) during 2016 as compared to 2015, resulting in a lower compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 59% for the nine months ended September 30, 2016, compared with 59% in the prior year period.
Interest and Dividends
Interest and dividend expenses increased $2.7 million to $21.9 million for the nine months ended September 30, 2016 compared with $19.2 million in the prior year period. This was primarily attributable to an increase in the number of debt securities held during 2016 as compared to 2015.
General, Administrative and Other Expenses
General, administrative and other expenses increased $38.0 million to $146.3 million for the nine months ended September 30, 2016 compared with $108.3 million in the prior year period. The increase is primarily related to loss and claim reserves, acquisition costs and other expenses related to our insurance and reinsurance related policies entered into during the second quarter of 2016 related to our respective businesses which commenced at the end of the fourth quarter of 2015. In addition there are higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees and increased occupancy costs, some of which is related to acquisitions during late 2015 and during 2016.

Consolidated Funds Expenses
Consolidated Funds expenses increased $4.8 million to $6.4 million for the nine months ended September 30, 2016 compared with $1.6 million in the prior year period. The increase is due to the consolidation of new funds during 2016.
Other Income (Loss)
Other income (loss) decreased $15.9 million to $16.2 million for the nine months ended September 30, 2016 compared with $32.1 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax benefit increased $11.8 million to $6.6 million for the nine months ended September 30, 2016 compared with an income tax expense of $5.2 million in the prior year period. This change is primarily attributable to the Company’s operating results.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased $13.5 million to a loss of $2.5 million for the nine months ended September 30, 2016 compared with an income of $11.0 million in the prior year period. The decrease was primarily the result of losses incurred by one of our consolidated funds. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
For the three and nine months ended September 30, 2016 and 2015, the Company's alternative investment segment includes hedge funds, private equity structures, registered investment companies and listed vehicles operating results and other investment platforms operating results.
For the three and nine months ended September 30, 2016 and 2015, the Company's broker-dealer segment includes investment banking, research, sales and trading and prime brokerage businesses' operating results.
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

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

	Economic Income (Loss)
	(unaudited)
	Three Months Ended September 30,
	2016			2015			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$36,722	$36,722	$—	$53,012	$53,012	$(16,290)	(31)%
Brokerage	—	51,524	51,524	18	41,857	41,875	9,649	23%
Management fees	15,746	793	16,539	17,739	282	18,021	(1,482)	(8)%
Incentive income (loss)	11,825	—	11,825	(8,629)	—	(8,629)	20,454	237%
Investment income (loss)	14,798	4,932	19,730	(16,781)	(5,243)	(22,024)	41,754	190%
Other revenues	17,145	25	17,170	(9)	573	564	16,606	NM
Total economic income revenues	59,514	93,996	153,510	(7,662)	90,481	82,819	70,691	85%
Non-interest expenses	43,589	92,259	135,848	6,133	84,721	90,854	44,994	50%
Interest expense	3,205	1,079	4,284	2,970	1,287	4,257	27	1%
Non-controlling interest	(2,354)	—	(2,354)	(2,231)	—	(2,231)	(123)	(6)%
Economic income (loss)	$10,366	$658	$11,024	$(18,996)	$4,473	$(14,523)	$25,547	(176)%
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $153.5 million for the three months ended September 30, 2016, an increase of $70.7 million compared to Economic Income (Loss) revenues of $82.8 million in the prior year period. The increase was primarily related to an increase in performance in investment income, incentive fees and other revenues offset partially by a decrease in investment banking activity. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $59.5 million for the three months ended September 30, 2016, an increase of $67.2 million compared to Economic Income (Loss) revenues which were a loss $7.7 million in the prior year period.
Management Fees.    Management fees for the segment decreased $2.0 million to $15.7 million for the three months ended September 30, 2016 compared with $17.7 million in the prior year period. This decrease was primarily related to a decrease in management fees for our activist and alternative solutions businesses.
Incentive Income (Loss).    Incentive income for the segment increased $20.4 million to $11.8 million for the three months ended September 30, 2016 compared with a loss of $8.6 million in the prior year period. This increase was primarily related to an increase in performance from our activist business.
Investment Income (Loss).    Investment income for the segment increased $31.6 million to an income of $14.8 million for the three months ended September 30, 2016, compared with a loss of $16.8 million in the prior year period. The increase primarily relates to an increase in the Company's performance in the Company's own invested capital.
Other Revenues.    Other revenues for the segment increased to $17.2 million for the three months ended September 30, 2016. This increase is primarily related to the sale of our interest in the alternative solutions business and is also related to net underwriting income from our insurance-related business (which was entered into at the end of the fourth quarter of 2015).
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $94.0 million for the three months ended September 30, 2016, an increase of $3.5 million compared with Economic Income (Loss) revenues of $90.5 million in the prior year period.
Investment Banking.    Investment banking revenues decreased $16.3 million to $36.7 million for the three months ended September 30, 2016 compared with $53.0 million in the prior year period. During the three months ended September 30, 2016, the Company completed 22 underwriting transactions, five strategic advisory transactions and two debt capital market transaction. During the three months ended September 30, 2015, the Company completed 27 underwriting transactions and two strategic advisory transactions. The average underwriting fee per transaction was 37.5% less in the third quarter of 2016 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $9.6 million to $51.5 million for the three months ended September 30, 2016, compared with $41.9 million in the prior year period. This was attributable to the initiation of our prime brokerage businesses in the third and fourth quarters of 2015, the initiation of our credit business in May 2016 and a decrease in facilitation losses in our cash equities business partially offset by lower commissions due to a decrease in customer trading volumes in our cash equity business. Customer trading volumes across the industry (according to Bloomberg) decreased 10% for the three months ended September 30, 2016 compared to the same period in the prior year.
Investment Income (Loss).    Investment income for the segment increased $10.1 million to an income of $4.9 million for the three months ended September 30, 2016 compared with a loss of $5.2 million in the prior year period. The increase is a result of an increase in overall investment income which is allocated amongst the segments.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $44.9 million to $135.8 million for the three months ended September 30, 2016, compared with $90.9 million in the prior year period.
Compensation and Benefits.    Compensation and benefits expenses, included within non-interest expenses, increased $38.5 million to $93.7 million for the three months ended September 30, 2016, compared with $55.2 million in the prior year period. The increase is due to $70.7 million higher revenues during the third quarter of 2016 as compared to 2015 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio was 61% for the three months ended September 30, 2016, compared to 67% for the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $1.8 million to $28.0 million for the three months ended September 30, 2016, compared with $26.2 million in the prior year period. This increase was primarily due to higher communications, increased occupancy costs and increased depreciation and amortization all of which are primarily related to acquisitions during late 2015 and during 2016.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Period-to-Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$4,613	$3,477	$1,136	33%
Professional, advisory and other fees	3,932	4,677	(745)	(16)%
Occupancy and equipment	7,541	6,736	805	12%
Depreciation and amortization	2,726	2,297	429	19%
Service fees	2,059	1,769	290	16%
Expenses from equity investments	3,923	3,536	387	11%
Other	3,197	3,747	(550)	(15)%
Total	$27,991	$26,239	$1,752	7%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $3.1 million to $14.8 million for the three months ended September 30, 2016, compared with $11.7 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, some of which is related to acquisitions during late 2015 and during 2016.

The following table shows the components of the non-compensation expenses—variable, for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Period-to-Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$7,393	$5,764	$1,629	28%
HealthCare Royalty Partners syndication costs	132	132	—	—%
Expenses related to Luxembourg insurance companies	861	760	101	13%
Marketing and business development	5,942	4,838	1,104	23%
Other	432	237	195	82%
Total	$14,760	$11,731	$3,029	26%
Interest expense.    Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, remained fairly constant at $4.3 million for the three months ended September 30, 2016 compared with the prior year period.
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, decreased $1.7 million to $0.6 million for the three months ended September 30, 2016 compared with $2.3 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Non-Controlling Interest.    Income (loss) attributable to redeemable non-controlling interests increased by $0.2 million to $2.4 million for the three months ended September 30, 2016 compared with $2.2 million in the prior year period. The increase is primarily related to an increase in income allocable to partners due to new partnership agreements entered into during 2015 and early 2016. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

	Economic Income (Loss)
	Nine Months Ended September 30,
	2016			2015			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$98,156	$98,156	$—	$186,763	$186,763	$(88,607)	(47)%
Brokerage	—	153,417	153,417	41	112,292	112,333	41,084	37%
Management fees	47,604	2,334	49,938	50,885	282	51,167	(1,229)	(2)%
Incentive income (loss)	19,174	—	19,174	(1,081)	—	(1,081)	20,255	NM
Investment income (loss)	(444)	(147)	(591)	14,309	4,763	19,072	(19,663)	(103)%
Other income (loss)	19,366	84	19,450	84	605	689	18,761	NM
Total economic income revenues	85,700	253,844	339,544	64,238	304,705	368,943	(29,399)	(8)%
Non-interest expenses	77,917	257,972	335,889	57,164	273,939	331,103	4,786	1%
Interest expense	9,645	3,288	12,933	8,880	3,545	12,425	508	4%
Non-controlling interest	(6,589)	—	(6,589)	(6,128)	—	(6,128)	(461)	(8)%
Economic income (loss)	$(8,451)	$(7,416)	$(15,867)	$(7,934)	$27,221	$19,287	$(35,154)	(182)%
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $339.5 million for the nine months ended September 30, 2016, a decrease of $29.4 million compared to Economic Income (Loss) revenues of $368.9 million in the prior year period. The decrease was related to investment banking activity and a decrease in performance in investment income offset partially by an increase in brokerage activity and other income. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.

Alternative Investment Segment
Alternative investment segment Economic Income (Loss) revenues were $85.7 million for the nine months ended September 30, 2016, an increase of $21.5 million compared to Economic Income (Loss) revenues of $64.2 million in the prior year period.
Management Fees.    Management fees for the segment decreased $3.3 million to $47.6 million for the nine months ended September 30, 2016 compared with $50.9 million in the prior year period. This decrease was primarily related to a decrease in management fees for our alternative solutions and activist businesses offset partially by an increase in management fees from our macro options and equities businesses.
Incentive Income (Loss).    Incentive income for the segment increased $20.3 million to $19.2 million for the nine months ended September 30, 2016 compared with a loss of $1.1 million in the prior year period. This increase was primarily related to an increase in performance from our activist business.
Investment Income (Loss).    Investment income for the segment decreased $14.7 million to a loss of $0.4 million for the nine months ended September 30, 2016 compared with $14.3 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment increased $19.3 million to $19.4 million for the nine months ended September 30, 2016 compared with $0.1 million in the prior year period. This increase is primarily related to the sale of our interest in the alternative solutions business and is also related to net underwriting income from our insurance-related business (which was entered into at the end of the fourth quarter of 2015).
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $253.8 million for the nine months ended September 30, 2016, a decrease of $50.9 million compared with Economic Income (Loss) revenues of $304.7 million in the prior year.
Investment Banking.    Investment banking revenues decreased $88.6 million to $98.2 million for the nine months ended September 30, 2016 compared with $186.8 million in the prior year period. During the nine months ended September 30, 2016, the Company completed 55 underwriting transactions, nine strategic advisory transactions and five debt capital market transactions. During the nine months ended September 30, 2015, the Company completed 113 underwriting transactions, nine strategic advisory transactions and four debt capital market transactions. The average underwriting fee per transaction was 11.7% less for the nine months ended September 30, 2016 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $41.1 million to $153.4 million for the nine months ended September 30, 2016, compared with $112.3 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, a decrease in facilitation losses in our cash equities business, the initiation of our prime brokerage businesses in the third and fourth quarters of 2015 and the initiation of our credit trading business in May 2016. Customer trading volumes across the industry (according to Bloomberg) increased 9% for the nine months ended September 30, 2016 compared to the prior year.
Investment Income (Loss).    Investment income for the segment decreased $4.9 million to a loss of $0.1 million for the nine months ended September 30, 2016, compared with $4.8 million in the prior year period. The decrease is a result of a decrease in overall investment income which is allocated amongst the segments.
Other Income (Loss).    Other income (loss) for the segment decreased $0.5 million to $0.1 million for the nine months ended September 30, 2016, compared with $0.6 million in the prior year period.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $4.8 million to $335.9 million for the nine months ended September 30, 2016, compared with $331.1 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, decreased $14.6 million to $210.3 million for the nine months ended September 30, 2016 compared with $224.9 million in the prior year period. The decrease is due to $29.4 million lower revenues during 2016 as compared to 2015 and resulted in a lower compensation and benefits accrual. The compensation to revenue ratio was 62% for the nine months ended September 30, 2016 compared with 61% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $6.5 million to $82.6 million for the nine months ended September 30, 2016 compared with $76.0 million in the prior year period. This increase was primarily due to higher communications, increased occupancy costs and increased depreciation and amortization all of which are primarily related to acquisitions during late 2015 and during 2016.

The following table shows the components of the non-compensation expenses—fixed, for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Period-to-Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$13,275	$10,310	$2,965	29%
Professional, advisory and other fees	12,211	12,934	(723)	(6)%
Occupancy and equipment	22,109	19,544	2,565	13%
Depreciation and amortization	8,404	6,572	1,832	28%
Service fees	6,270	5,313	957	18%
Expenses from equity investments	11,419	11,646	(227)	(2)%
Other	8,901	9,724	(823)	(8)%
Total	$82,589	$76,043	$6,546	9%
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $7.7 million to $44.7 million for the nine months ended September 30, 2016 compared with $37.0 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, some of which is related to acquisitions during late 2015 and during 2016.
The following table shows the components of the non-compensation expenses—variable, for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Period-to-Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$21,602	$15,705	$5,897	38%
HealthCare Royalty Partners syndication costs	396	396	—	—%
Expenses related to Luxembourg companies	2,062	2,252	(190)	(8)%
Marketing and business development	18,991	16,420	2,571	16%
Other	1,698	2,195	(497)	(23)%
Total	$44,749	$36,968	$7,781	21%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, decreased $5.1 million to $1.7 million for the nine months ended September 30, 2016 compared with $6.8 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Interest expense
Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, increased $0.5 million to $12.9 million for the nine months ended September 30, 2016 compared with $12.4 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests increased by $0.5 million to $6.6 million for the nine months ended September 30, 2016 compared with $6.1 million in the prior year period. The increase is primarily related to an increase in income allocable to partners due to new partnership agreements entered into during 2015 and early 2016. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2016, we had cash and cash equivalents of $76.9 million and net liquid investment assets of $398.1 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of September 30, 2016 and December 31, 2015 were $7.1 million and $53.8 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.1 million and $1.0 million as of September 30, 2016 and December 31, 2015, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.2 million and $0.1 million, respectively.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As of September 30, 2016, the Company had unfunded commitments of $7.4 million pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time, subject to advance notice. The Company, as a limited partner of the HealthCare Royalty Partners funds and also as a member of HealthCare Royalty Partners General Partners, has committed to invest $45.8 million in the Healthcare Royalty Partners funds which are managed by Healthcare Royalty Management. This commitment is expected to be called over a two to five year period. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners. Through September 30, 2016, the Company has funded $37.9 million towards these commitments. As of September 30, 2016, the Company had an unfunded commitment to Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.) of $0.9 million. The remaining capital commitment is expected to be called over a one year period. As of September 30, 2016, the Company had an unfunded commitment to Lagunita Biosciences, LLC of $3.5 million. The remaining capital commitment is expected to be called over a three-year period. As of September 30, 2016, the Company had an unfunded commitment to Eclipse Fund II, L.P. of $1.0 million. The remaining capital commitment is expected to be called over an eight year period. As of September 30, 2016, the Company had an unfunded commitment to Eclipse Continuity Fund I, L.P. of $0.9 million. The remaining capital commitment is expected to be called over an eight year period.
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
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. On July 29, 2016, the Company amended its credit facility to, among other things, extend the existing stated maturity thereof from August 3, 2016 to September 29, 2016, reduce the aggregate revolving commitments thereunder from $25 million to $15 million and make future draws on the revolver during the extension period subject to the sole discretion of the lenders thereunder. In connection with the amendment, the Company repaid all outstanding amounts under the credit facility. The revolving unsecured credit facility terminated in accordance with its terms on September 29, 2016.
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.
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
Regulation
As registered broker-dealers, Cowen and Company, ATM Execution and Cowen Prime are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution and Cowen Prime are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2016, Cowen and Company had total net capital of approximately $78.3 million, which was approximately $77.3 million in excess of its minimum net capital requirement of $1.0 million. As of September 30, 2016, ATM Execution had total net capital of approximately $2.7 million, which was approximately $2.4 million in excess of its minimum net capital requirement of $250,000. As of September 30, 2016, Cowen Prime had total net capital of approximately $11.7 million, which was approximately $11.4 million in excess of its minimum net capital requirement of $250,000.
Cowen and Company, ATM Execution and Cowen Prime claim exemption from the provisions of Rule 15c3-3 under the Exchange Act as their activities are limited to those set forth in the conditions for exemption appearing in paragraph (k)(2)(ii) of the Rule.
Proprietary accounts of broker-dealers (“PAB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, ATM Execution and Cowen Prime and the clearing brokers, which require, among other things, that the clearing brokers perform computations for PAB and segregate certain balances on behalf of Cowen and Company, ATM Execution and Cowen Prime, if applicable.
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of September 30, 2016, Ramius UK's Financial Resources of $0.24 million exceeded its minimum requirement of $0.06 million by $0.18 million. As of September 30, 2016, CIL's Financial Resources of $3.9 million exceeded its minimum requirement of $1.9 million by $2.0 million.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of September 30, 2016 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2016. RCG Insurance Company’s capital and surplus as of September 30, 2016 totaled approximately $22.1 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $339.4 million for the nine months ended September 30, 2016 was primarily related to purchases of other investments and cash used to pay for year end bonuses. Net cash used in operating activities of $178.5 million for the nine months ended September 30, 2015 was primarily related to purchases of securities and other investments and a reduction of compensation payable partially offset by a decrease in cash held at other brokers.
Investing Activities.    Net cash provided by investing activities of $41.9 million for the nine months ended September 30, 2016 was primarily related to repayment of certain loans made for investing purposes and sales of other investments offset partially by the purchases of other investments and fixed assets. Net cash provided by investing activities of $7.0 million for the nine months ended September 30, 2015 was primarily related to the proceeds from sales of other investments offset partially by purchases of business.
Financing Activities.    Net cash provided by financing activities for the nine months ended September 30, 2016 of $216.0 million was primarily related to contributions from non-controlling interests in Consolidated Funds. Net cash provided by financing activities for the nine months ended September 30, 2015 of $134.9 million was primarily related to the proceeds from issuance of preferred stock and contributions from non-controlling interests in Consolidated Funds offset partially by repurchase of shares of our common stock.
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
The Company recorded interest expense of $1.1 million and $1.1 million for the three months ended September 30, 2016 and 2015 and $3.4 million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying condensed consolidated statements of operations is $1.7 million and $1.6 million for the three months ended September 30, 2016 and 2015 and $5.1 million and $4.7 million for the nine months ended September 30, 2016 and 2015, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is a direct deduction from the carrying value of the debt, and will be amortized over the life of the Convertible Notes.
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

Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $1.3 million for the three months ended September 30, 2016 and 2015 and $3.9 million and $3.9 million for the nine months ended September 30, 2016. The Company capitalized debt issuance costs of approximately $2.9 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2021 Notes.
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “Senior Indenture”), by and among the Company and The Bank of New York Mellon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to 1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended. As of September 30, 2016 the Company’s consolidated fixed charge coverage ratio was above the minimum of 2.0 to 1.0 required by the Senior Indenture.
Other Notes Payable
During January 2016, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.38% and is due on December 31, 2016, with monthly payment requirements of $0.2 million. As of September 30, 2016, the outstanding balance on this note payable was $0.4 million. Interest expense for the three and nine months ended September 30, 2016 was insignificant.
During the second quarter of 2016, the Company entered into financing for two of its aircraft and acquired additional debt when four other aircraft were acquired (See Note 2). The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from February 2017 to May 2021 and interest rates ranged from 4.80% to 7.25%. As of September 30, 2016, the remaining balance on the aircraft financing agreements was $14.8 million. Interest expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively.
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. On July 29, 2016, the Company amended its credit facility to, among other things, extend the existing stated maturity thereof from August 3, 2016 to September 29, 2016, reduce the aggregate revolving commitments thereunder from $25 million to $15 million and make future draws on the revolver during the extension period subject to the sole discretion of the lenders thereunder. In connection with the amendment, the Company repaid all outstanding amounts under the credit facility. The revolving unsecured credit facility terminated in accordance with its terms on September 29, 2016.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of September 30, 2016, the remaining balance on these capital leases was $2.0 million. Interest expense was $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015 and $0.1 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.
Letters of Credit
As of September 30, 2016, the Company has the following nine irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has a letter of credit, in the amount of $5.5 million, due March 2017, for which cash is pledged as collateral under a reinsurance agreement.

Location	Amount	Maturity
	(dollars in thousands)
New York	$355	May 2017
New York	$70	May 2017
New York	$695	October 2016
New York	$3,373	October 2016
New York	$1,600	November 2016
San Francisco	$710	January 2017
Connecticut	$65	January 2017
New York	$1,000	February 2017
Boston	$382	March 2017
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2016 and December 31, 2015, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of September 30, 2016:

	Total	< 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment Leases, Service Payments and Facility Leases
Real Estate	$99,976	$4,690	$48,222	$29,913	$17,151
Service Payments	28,149	4,703	23,283	163	—
Equipment leases	2,664	291	2,371	2	—
Aircraft	3,569	315	3,254	—	—
Total	134,358	9,999	77,130	30,078	17,151
Debt
Convertible Debt	160,713	—	160,713	—	—
Note Payable	90,644	1,304	15,654	10,436	63,250
Other Notes Payable	17,901	1,221	10,152	6,528	—
Total	$269,258	$2,525	$186,519	$16,964	$63,250
Clawback obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions.
The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate funds with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set.
The fund is currently winding-down as of September 30, 2016 and the clawback obligations were $6.2 million (see Note 5 to the Company's condensed consolidated financial statements).

Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of September 30, 2016, is as follows:

	Convertible Debt	Note Payable	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2016	$—	$1,304	$1,221	$235
2017	4,485	5,218	4,225	938
2018	4,485	5,218	2,225	938
2019	151,743	5,218	3,702	78
2020	—	5,218	1,805	—
Thereafter	—	68,468	4,723	—
Subtotal	160,713	90,644	17,901	2,189
Less: Amount representing interest (a)	(32,648)	(29,499)	(2,735)	(143)
Total	$128,065	$61,145	$15,166	$2,046

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of September 30, 2016. However, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
Cowen and Company, Cowen Prime and ATM Execution are members of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
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

The Company adopted the new accounting pronouncement regarding consolidation accounting using the modified retrospective method with an effective adoption date of January 1, 2016. The modified retrospective method did not require the restatement of prior year periods. The adoption of the new accounting pronouncement also resulted in a reclassification of certain entities which were previously considered voting interest entities and are considered variable interest entities.
In accordance with these standards, the Company presently consolidates six funds for which it acts as the general partner and investment manager. As of September 30, 2016 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Ramius Archview Credit and Distressed Fund ("Archview Feeder Fund"), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund"), (as of May 1, 2016) Caerus Select Fund LP ("Caerus LP") and (as of July 11, 2016) Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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

The Company's real estate investments are typically categorized as level 3 investments within the fair value hierarchy as management uses significant unobservable inputs in determining their estimated fair value.
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

•
Equity Research Fees. Equity and credit research fees are paid to the Company for providing equity and credit research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured.

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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 12 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2016 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2016.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and nine months ended September 30, 2016, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2016.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the nine months ended September 30, 2016.
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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the quarter ended September 30, 2016.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleges copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG is seeking statutory damages based on alleged willful infringement of their copyrights. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint.  On September 25, 2015, the Company filed its motion for partial summary judgment to dismiss certain of EIG’s claims relating to Dahlman Rose’s alleged copyright infringement.  During the second quarter the Company also filed a motion to disqualify EIG’s copyright counsel based on a conflict of interest.  Both of the Company’s motions were heard in the second quarter of 2016.  On July 15, 2016 the District Court ruled in favor of the Company on both of its motions.  The Company and EIG entered into a settlement agreement on September 30, 2016, pursuant to which EIG agreed to dismiss its lawsuit with prejudice. The settlement amount paid by the Company and the current period impact of the settlement was not material to the Company’s financial position or the results of operations for the three and nine months ended September 30, 2016. The dismissal of the lawsuit was approved by the District Court on October 4, 2016.
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
Item 2.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of September 30, 2016, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $138.3 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended September 30, 2016, the Company did not repurchase any shares of Cowen Class A stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (July 1, 2016 – July 31, 2016)
Common stock repurchases(1)	—	$—	—	22,556,160
Employee transactions(2)	3,124	$2.73	—	—
Total	3,124	$2.73

Month 2 (August 1, 2016 – August 31, 2016)
Common stock repurchases(1)	—	$—	—	22,556,160
Employee transactions(2)	6,757	$3.40	—	—
Total	6,757	$3.40

Month 3 (September 1, 2016 – September 30, 2016)
Common stock repurchases(1)	—	$—	—	22,556,160
Employee transactions(2)	58,011	$3.43	—	—
Total	58,011	$3.43

Total (July 1, 2016 – September 30, 2016)
Common stock repurchases(1)	—	$—	—	22,556,160
Employee transactions(2)	67,892	$3.39	—	—
Total	67,892	$3.39	—

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $138.3 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	October 31, 2016	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
10.1	Employment Agreement, dated as of August 26, 2016, by and between Cowen Group, Inc. and Peter A. Cohen (previously filed as Exhibit 10.1 to the Form 8-K filed August 30, 2016) *
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
* Signifies management contract or compensatory plan or arrangement.

E - 1