Form 10-K
period 2016-12-31
COWEN GROUP, INC.
filed 2017-02-27
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2016	Commission file number: 001-34516
Cowen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0423711 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $298,141,545.
As of February 24, 2017, after taking into account the Company’s December 5, 2016 one-for-four reverse stock split, there were 26,750,754 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders.

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
Item 1.    Business
Overview
Cowen Group, Inc. (the "Company"), a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen", "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, sales and trading and prime brokerage services through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes private investment funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles and also manages a significant portion of the Company’s proprietary capital. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors.
The Company's alternative investment platform, which operates primarily under the Ramius name, offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisors Act") since 1997. Ramius offers investors access to strategies to meet their specific needs including long/short equity, merger arbitrage, activist equity, event driven credit, fundamental global macro, managed futures, health care royalties and real estate direct lending and equity. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. The Company has also invested some of its capital in its recently formed aviation and reinsurance businesses. Our alternative investment business had approximately $10.5 billion of assets under management as of January 1, 2017. See the section titled "Assets Under Management and Fund Performance" for further analysis.
Our broker-dealer businesses include research, sales and trading, prime brokerage and investment banking services to companies and primarily institutional investor clients. Our primary target sectors ("Target Sectors") are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our target sectors. The broker-dealer segment also offers a full-service suite of introduced prime brokerage services targeting emerging hedge fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
On December 5, 2016, the Company effected a one-for-four reverse stock split of our common stock. Except where the context indicates otherwise, all share and per share information has been retroactively adjusted to reflect the reverse stock split.
Principal Business Lines
Alternative Investment Products and Services
Alternative Investment Strategies
The Company's alternative investment strategies are focused on addressing the needs of institutional investors and high net worth individuals to preserve and grow allocated capital. The Company and its affiliated investment advisors manage a number of single strategy vehicles, including merger arbitrage, long/short equity, consumer based long/short equity, activism and fundamental global macro. The Company and one of its affiliated investment advisors also manage certain multi-strategy hedge funds that are currently in wind-down. The majority of assets remaining in these funds include private investments in public companies, investments in private companies, real estate investments and special situations.
Ramius Trading Strategies
Our managed futures fund business serves as investment adviser and commodity pool operator to the State Street/Ramius Managed Futures Strategy Fund, a mutual fund advised by Ramius Trading Strategies LLC and sub-advised by SSgA Funds Management Inc. (an affiliate of State Street Global Advisors), that offers U.S. investors access to a multi-manager strategy that seeks to capture returns tied to a combination of global macroeconomic trends in the commodity futures and financial futures markets and interest income and capital appreciation. The State Street/Ramius Managed Futures Strategy Fund seeks to offer investors access to returns with low correlation to the public equity and debt markets by allocating capital to various third party commodity trading advisors that pursue a managed futures strategy in a managed account format.
Real Estate
Our real estate business focuses on generating attractive, risk adjusted returns by using an owner/manager approach to underwriting, structuring, financing and redevelopment of all real estate property types since 1999. This approach emphasizes a focus on real estate fundamentals and potential market inefficiencies. The RCG Longview platform provides senior bridge loans, subordinated mortgages, mezzanine loans, and preferred equity through its debt fund series, and makes equity investments through its equity funds. As of December 31, 2016, the members of the general partners of the RCG Longview platform and its affiliates, independent of the RCG Longview funds, collectively owned interests in and/or manage over 21,000 apartments and approximately 21 million square feet of commercial space for their own accounts. The Company's ownership interests in the various general partners of the RCG Longview funds range from 20% to 55%.
HealthCare Royalty Partners ("HRP")
The Company’s healthcare royalties business primarily purchases royalties and uses debt-like structures to invest in commercial or near-commercial stage life science assets (through the funds managed by HRP (the "HRP Funds")).  We share the net management fees from the HRP Funds equally with the founders of the HRP Funds. In addition, we have interests in the general partners of the HRP Funds ranging from 20% to 40.2%.
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
Brokerage
Our team of brokerage professionals serves institutional investor clients in the United States and internationally. We trade common stocks, listed options, equity-linked securities and other financial instruments on behalf of our clients and offer a full-service suite of introduced prime brokerage services targeting emerging hedge fund managers. We provide our clients with an electronic execution suite. We provide global, multi-asset class algorithmic execution trading models to both buy side and sell side clients and also offer execution capabilities relating to these trading models through ATM Execution LLC ("ATM Execution"). We also provide our clients with commentary on political, economic and market conditions. We have relationships with over 1,000 institutional investor clients. Our brokerage team is comprised of experienced professionals dedicated to our Target Sectors, which allows us to develop a level of knowledge and focus that we believe differentiates our brokerage capabilities from those of many of our competitors. We tailor our account coverage to the unique needs of our clients. We believe that our sector traders are able to provide superior execution because of their knowledge of the interests of our institutional investor clients in specific companies in our Target Sectors.
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
Research
As of December 31, 2016, we had a research team of 54 senior analysts covering approximately 895 companies. Within our coverage universe, approximately 28% are healthcare companies, 24% are TMT (technology, media and telecom)

companies, 16% are energy companies, 13% are capital goods and industrial companies, 5% are basic materials companies and 14% are consumer companies. Our differentiated approach to research focuses our analysts' efforts toward delivering specific investment ideas and de-emphasizes maintenance research.  We place significant emphasis on analyst collaboration, both within and between sectors. We sponsor a number of conferences every year that are focused on our Target Sectors and sub-sectors. During these conferences we highlight our investment research and provide significant investor access to corporate management teams.
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
Employees
As of February 24, 2017, the Company had 843 employees.
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
Alternative Investment Business
The investment advisers responsible for the Company's alternative investment business are all registered as investment advisers with the SEC or rely upon the registration of an affiliated adviser. In addition, several of our investment advisers are also registered as commodity pool operators (“CPOs”) and therefore are also subject to regulation by the National Futures Association (the "NFA") and the U.S. Commodity Futures Trading Commission (the "CFTC").
Registered investment advisers are subject to the requirements of the Advisers Act and the regulations promulgated thereunder. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The NFA and CFTC each also administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps in which certain alternative investment funds may invest.

The investment activities of our alternative investment business are also subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Securities Act of 1933, as amended (the "Securities Act"), and various other statutes as well as the rules of various United States and non-United States securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations, reporting obligations) and market regulation policies in the United States and globally. Congress, regulators, tax authorities and others continue to explore and implement, on their own and in response to demands from the investment community and the public, increased regulation including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters. Most of our registered investment advisers are required to report certain information about a number of their alternative investment funds to the SEC and certain information about a number of their commodity pools to the CFTC, pursuant to systemic risk reporting requirements adopted by both agencies.
In addition, certain of our investment advisers act as a “fiduciaries” under the Employee Retirement Income Security Act of 1974 (“ERISA”) with respect to benefit plan clients.  As such, the advisers, and certain of the alternative investment funds they advise, may be subject to ERISA and to regulations promulgated thereunder. ERISA and applicable provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, prohibit specified transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.
In the aftermath of the financial crisis of the late 2000's, significant regulatory reforms have been enacted. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in the United States. The Dodd-Frank Act is expansive in scope and has led to the adoption of extensive regulations by the SEC and other governmental agencies and additional regulations are anticipated in the future. As of July 2016 approximately 70% of the total rulemaking requirements under the Dodd-Frank Act have been met with finalized rules. As such, we are continuing to review what impact the Dodd-Frank Act legislation and related rule making that remains will have on our business, financial condition, and results of operations.
The Dodd-Frank Act establishes the Financial Services Oversight Council (the "FSOC") to identify threats to the financial stability of the United States, promote market discipline, and respond to emerging risks to the stability of the United States financial system. The FSOC is empowered to determine whether the material financial distress or failure of a non-bank financial company would threaten the stability of the United States financial system, and such a determination can subject a non-banking finance company to supervision by the Board of Governors of the Federal Reserve and the imposition of standards and supervision including stress tests, liquidity requirements and enhanced public disclosures including the authority to require the supervision and regulation of systemically significant non-bank financial companies. We do not believe we are at risk of being considered a systematically significant non-bank financial company.
The regulation of swaps and derivatives under the Dodd-Frank Act may impact the manner by which our alternative investment business utilize trade swaps and other derivatives, and may significantly increase the costs of derivatives trading conducted on behalf of our clients. Moreover, applicability of CFTC rules and regulations to our investment advisory products and requirements to centrally clear certain swap transactions and to execute certain swap transactions only on or through CFTC-registered trading venues may impact our alternative investment business. The European Union ("EU") (and some other countries) are implementing similar requirements that will affect derivatives transactions with a counterparty organized in that country or otherwise subject to that country’s derivatives regulation.  The mandatory minimum margin requirements for bilateral derivatives adopted by the U.S. government and the EU affect our alternative investment management business as these requirements can increase the amount of margin required to be provided in connection with a derivatives transactions and, therefore, makes derivatives transactions more expensive.  While certain of the rules are effective, other rules are not yet final and/or effective, so their ultimate impact on our alternative investment management business remains unclear.
Given our investment activities are carried out around the globe, we are subject to a variety of regulatory regimes that vary country by country. Certain of our investment advisers are subject to the Commission de Surveillance du Secteur Financier in Luxembourg. Also, our captive insurance and reinsurance companies are regulated by the New York State Department of Finance and the Luxembourg Commissariat aux Assurances, respectively. EU financial reforms included a number of initiatives to be reflected in new or updated directives, regulations and recommendations of the pan-European regulatory regime established by the Markets in Financial Instruments Directive (“MiFID”), which regulates the provision of investment services and activities throughout the European Economic Area (the “EEA”). In addition, the Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011 and was required to be implemented by EU member states by July 22, 2013, regulates managers of, and service providers to, a broad range of alternative investment funds domiciled within and (depending on the precise circumstances) outside the EU as well as regulate the marketing of all alternative investment funds inside the EEA. The AIFMD is being implemented in stages through 2018. Compliance with the AIFMD impacts our alternative investment fund marketing efforts in the EEA and requires additional compliance and disclosure obligations on any alternative investment funds we actively market in the EEA and for funds domiciled in the EU, may also necessitate, among other requirements, the use of EU domiciled depositories and custodians. Additionally, certain individual EU Member States, such as France and Italy, have enacted national financial transaction taxes (“FTTs”), and a group of Member States also could adopt a FTT under an EU Enhanced Cooperation procedure that would apply in those Member States. Although not a member of the EU, Switzerland also imposes similar regulatory requirements for foreign investment advisors marketing alternative investment funds in Switzerland including the use of a Swiss domiciled depository and marketing agent.
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
Broker-Dealer Business
Cowen and Company, LLC ("Cowen and Company") is a registered broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Self-regulatory organizations, including the Financial Industry Regulatory Authority ("FINRA"), adopt and enforce rules governing the conduct and activities of its member firms, including Cowen and Company, ATM Execution, and Cowen Prime Services LLC ("Cowen Prime"). In addition, state securities regulators have regulatory or oversight authority over our broker-dealer entities. Accordingly, Cowen and Company, ATM Execution, and Cowen Prime are subject to regulation and oversight by the SEC and FINRA and Cowen Prime is also registered with and subject to oversight by the NFA. Cowen and Company is also a member of, and subject to regulation by the New York Stock Exchange ("NYSE"), the NASDAQ PHLX LLC, the NYSE MKT LLC, the International Stock Exchange and the Nasdaq Stock Market as well as other exchanges. ATM Execution is a member of, and subject to regulation by, the NYSE and the Nasdaq Stock Market. Additionally, CIL is primarily regulated by the FCA in the United Kingdom.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds, conflicts of interest, securities and information, capital structure, research/banking interaction, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as registered broker-dealers and members of various self-regulatory organizations, Cowen and Company, ATM Execution, and Cowen Prime are subject to the SEC's uniform net capital rule. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiaries may be limited.
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
Item 1A.    Risk Factors
Risks Related to the Company's Businesses and Industry
        For purposes of the following risk factors, references made to the Company's funds include hedge funds and other alternative investment products, services and solutions offered by the Company, investment vehicles through which the Company invests its own capital, and real estate funds. References to the Company's broker-dealer business include Cowen and Company, ATM Execution, and Cowen Prime.
The Company
The Company's alternative investment and broker-dealer businesses have incurred losses in recent periods and may incur losses in the future.
While the Company's alternative investment business was profitable for the year ended December 31, 2016, the Company's broker-dealer business and alternative investment business have incurred losses in recent periods. For example, the Company's broker-dealer business incurred losses in each of the years ended December 31, 2016, 2013 and 2012. In addition, the Company's alternative investment business incurred losses in each of the years ended December 31, 2009 and 2008. The Company may incur losses in any of its future periods. Future losses may have a significant effect on the Company's liquidity as well as our ability to operate.
In addition, we may incur significant expenses in connection with any expansion, strategic acquisition or investment with respect to our businesses. Specifically, we have invested, and will continue to invest, in our broker-dealer business, including hiring a number of senior professionals to expand our research, investment banking and sales and trading product offerings. Accordingly, the Company will need to increase its revenues at a rate greater than its expenses to achieve and maintain profitability. If the Company's revenues do not increase sufficiently, or even if its revenues increase but it is unable to manage its expenses, the Company will not achieve and maintain profitability in future periods. As an alternative to increasing its revenues, the Company may seek additional capital through the sale of additional common stock or other forms of debt or equity financing. The Company cannot be certain that it would have access to such financing on acceptable terms.

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
The Company invests a significant portion of its capital base to help drive results and facilitate growth of its alternative investment and broker-dealer businesses. As of December 31, 2016, the Company's invested capital amounted to a net value $656.8 million (supporting a long market value of $1,030 million), representing approximately 85% of Cowen Group's stockholders' equity presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In accordance with US GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including funds, will result in volatility of the Company's results. In addition, the investments made by the Company may not generate positive returns. As a result, changes in value or negative returns from investments made by the Company may have an adverse effect on the Company's financial condition or operations in the future.
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
The Company primarily depends on its subsidiaries to fund its operations. Cowen and Company, ATM Execution, and Cowen Prime are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. CIL, the Company's U.K. registered broker-dealer subsidiary, is subject to the capital requirements of the U.K. Financial Conduct Authority (the "FCA"). Any failure to comply with these capital requirements could impair the Company's ability to conduct its broker-dealer business.
The Company's alternative investment business and/or Cowen and Company and the Company's other broker-dealer subsidiaries may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions which could have a material adverse effect on the Company's businesses and the performance of the Company's investment advisory products.
Firms in the financial services industry have been subject to an increasingly regulated environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, CFTC, FINRA, NFA, U.S. Treasury, the NYSE and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. The Company may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The Company also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The Company could be fined, prohibited from engaging in some of its business activities or subjected to limitations or conditions on its business activities. In addition, the Company could incur significant expense associated with compliance with any such legislation or regulations or the regulatory and enforcement environment generally. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on the financial condition and results of operations of the Company or cause significant reputational harm to the Company, which could seriously affect its business prospects.

The Company may need to modify the strategies or operations of its alternative investment business, face increased constraints or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. The Company's alternative investment business is subject to regulation by various regulatory authorities both within and outside the United States that are charged with protecting the interests of investors. The activities of certain of the Company's subsidiaries and affiliates are regulated primarily within the United States by the SEC, FINRA, the NFA and the CFTC, as well as various state agencies, and are also subject to regulation by other agencies in the various jurisdictions in which they operate and are offered, including the FCA, the Commission de Surveillance du Secteur Financier in Luxembourg and the European Securities and Markets Authority. The activities of our investment advisor entities are all regulated by the SEC due to their registrations as U.S. investment advisers and certain of these entities are also registered as CPOs with the NFA and subject to CFTC and NFA regulations.  The Company’s alternative investment management business is also subject to applicable anti-money laundering regulations in the jurisdictions in which it operates and certain alternative investment funds that are being marketed to investors domiciled in Switzerland and the EU are subject to disclosure and reporting requirements set forth under Swiss law and AIFMD, respectively.
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
The regulatory environment continues to be turbulent. There is an extraordinary volume of regulatory discussion papers, draft directives and proposals being issued around the world and these initiatives are not always coordinated. The predecessor to the FCA has issued a discussion paper entitled "A Regulatory Response to the Global Banking Crisis" as well as undertaken an exercise to collect data to assess the systemic risk that hedge funds may or may not pose. The Bank of England is also collecting data on the systemic risk of hedge funds. Recent rulemaking by the SEC and other regulatory authorities outside the United States have imposed trading restrictions and reporting requirements on short selling, which have impacted certain of the investment strategies implemented on behalf of the Company's investment advisory products, and continued restrictions on or further regulations of short sales could also negatively impact their performance.
In addition, financial services firms are subject to numerous perceived or actual conflicts of interest, which have drawn and which we expect will continue to draw scrutiny from the SEC and other federal and state regulators. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny, which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Regulations have also been focusing on potential conflicts of interest or issues relating to impermissible disclosure of material nonpublic information. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if it fails to do so. Such policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.
The Company is subject to third party litigation risk and regulatory risk which could result in significant liabilities and reputational harm which, in turn, could materially adversely affect its business, results of operations and financial condition.
The Company depends to a large extent on its reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with the Company's services, it may be more damaging in its business than in other businesses. Moreover, the Company's role as advisor to clients on underwriting or merger and acquisition transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Such activities may subject the Company to the risk of significant legal liabilities, not covered by insurance, to clients and aggrieved third parties, including stockholders of clients who could commence litigation against the Company. Although the Company's investment banking engagements typically include broad indemnities from its clients and provisions to limit exposure to legal claims relating to such services, these provisions may not protect the Company, may not be enforceable, or may be with foreign companies requiring enforcement in foreign jurisdictions which may raise the costs and decrease the likelihood of enforcement. As a result, the Company may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and/or adverse judgments. In addition, in some instances Cowen Prime serves as a registered investment advisor providing advice to retail investors and retaining discretion over some retail investment accounts. The Company could be exposed to potential litigation and liability if any of these clients are not satisfied with the investment advisory services being provided. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on our results of operations or cause significant reputational harm, which could seriously harm our business and prospects.

In general, the Company is exposed to risk of litigation by investors in its alternative investment management business if the management of any of its investment advisory products is alleged to have been grossly negligent or fraudulent. Investors or beneficial owners of the Company’s investment advisory products could sue to recover amounts lost due to any alleged misconduct, up to the entire amount of the loss. In addition, the Company faces the risk of litigation from investors and beneficial owners of any of its investment advisory products if applicable restrictions are violated. In addition, the Company is exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. In the majority of such actions the Company would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although the Company is contractually entitled to indemnification from its investment advisory products, our rights to indemnification may be challenged. If the Company is required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds, if any, or is not wholly indemnified, our business, results of operations and financial condition could be materially adversely affected. In its alternative investment management business, the Company is exposed to the risk of litigation if a fund suffers catastrophic losses due to the failure of a particular investment strategy or due to the trading activity of an employee who has violated market rules or regulations. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances which are materially damaging to the Company's reputation and businesses.
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
There is a risk that the Company's employees or partners could engage in misconduct that materially adversely affects the Company's business, including a decrease in returns on its own invested capital. The Company is subject to a number of obligations and standards arising from its businesses. The violation of these obligations and standards by any of the Company's employees could materially adversely affect the Company and its investors. For instance, the Company's businesses require that the Company properly deal with confidential information. If the Company's employees were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. If one of the Company's employees were to engage in misconduct or were to be accused of such misconduct, the business and reputation of the Company could be materially adversely affected.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may adversely impact the Company's business.
The Dodd-Frank Act, signed into law on July 21, 2010, represents a comprehensive overhaul of the financial services industry within the United States and is being implemented through extensive rulemaking by the SEC and other governmental agencies. In addition, the Dodd-Frank Act established the federal Bureau of Consumer Financial Protection (the "BCFP") and the FSOC and will require the BCFP and FSOC, among other federal agencies, to implement new rules and regulations. Many of these new rules have already been adopted, including new rules which require certain investment advisers to file information under Form PF and rules that require certain registered investment advisers which are also registered CPOs to file Form CPO-PQR with the CFTC. These filings require extensive information and we incur significant costs to satisfy these new filing requirements. As of July 2016, rule-making under Dodd-Frank was 70% complete and therefore a full assessment of the impact that the Dodd-Frank Act or the resulting rules and regulations will have on the Company's business or the financial services industry within the United States is still not practical at this time.
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
Risks relating to the Company's financing transactions.
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
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “Senior Indenture”), by and among the Company and The Bank of New York Mellon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to 1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended. In the fourth quarter of 2016 the Company’s consolidated fixed charge coverage ratio was 1.3 to 1.0 compared to the minimum of 2.0 to 1.0 required by the Senior Indenture. As a result, the Company may not currently incur new debt or make restricted payments, other than in limited permitted amounts set out in the Senior Indenture. We cannot assure you when or if the Company’s consolidated fixed charge ratio will be above the minimum 2.0 to 1.0 required by the Senior Indenture.
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
Market conditions have been and remain inherently unpredictable and outside of the Company's control, and may result in reductions in the Company's revenue and results of operations. Such reductions may be caused by a decline in assets under management, resulting in lower management fees and incentive income, an increase in the cost of financial instruments, lower investment returns or reduced demand for assets held by investment advisory products managed by the Company's alternative investment business, which would negatively affect its ability to realize value from such assets or continued investor redemptions, resulting in lower fees and increased difficulty in raising new capital.
These factors may reduce the Company's revenue, revenue growth and income and may slow the growth of the alternative investment business or may cause the contraction of the alternative investment business. In particular, negative performance reduces assets under management, which decreases the management fees and incentive income that the Company ultimately earns. Negative performance of the Company's investment advisory products or its own proprietary investments also decreases revenue derived from the Company's returns on investment of its own capital.
The Company's ability to increase revenues and improve profitability will depend on increasing assets under management in existing alternative investment strategies and developing and marketing new investment products and strategies, including identifying and hiring or affiliating with new investment teams.
The Company’s alternative investment business generates management and incentive fee income based on its assets under management. If the Company is unable to increase its assets under management in its existing products it may be difficult to increase its revenues. The Company has recently developed and launched several new products, including a UCITS listed company offering a merger arbitrage strategy, and a long/short equity strategy. The Company may also launch new alternative investment products and hire or affiliate with new investment teams focusing on new investment strategies. If these products or strategies are not successful, or if the Company is unable to hire or affiliate with new investment teams, or successfully manage its relationships with its affiliated investment teams, the Company's profitability could be adversely affected.
The Company's revenues and, in particular, its ability to earn incentive income, would be adversely affected if its investment advisory products fall beneath their "high-water marks" as a result of negative performance.

Incentive income, which has historically comprised a substantial portion of the Company’s alternative investment advisory business annual revenues, is, in most cases, subject to "high-water marks" whereby incentive income is earned by the Company only to the extent that the net asset value of an investment advisory product at the end of a measurement period exceeds the highest net asset value as of the end of a preceding measurement period for which the Company earned incentive income. The Company's incentive allocations are also subject, in some cases, to performance hurdles or benchmarks. To the extent the Company's investment advisory products experience negative investment performance, the investors in or beneficial owners of these investment advisory products would need to recover cumulative losses before the Company can earn incentive income with respect to the investments of those who previously suffered losses.
It may be difficult for the Company's alternative investment business to retain investment professionals during periods where market conditions make it more difficult to generate positive investment returns.
Certain of the Company's investment advisory products face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to such performance thresholds. This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns. For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation represents substantially all of the compensation the professional is entitled to receive during the year. If the investment professional's annual performance is negative, the professional may not be entitled to receive any performance-based compensation for the year. If investment professionals or funds, as the case may be, produce investment results that are negative (or below the applicable hurdle or benchmark), the affected investment professionals may be incentivized to join a competitor because doing so would allow them to earn performance-based compensation without the requirement that they first satisfy the high-water mark.
Investors and beneficial owners in the Company's investment advisory products can generally redeem investments with prior notice. The rate of redemptions could accelerate at any time. Historically, redemptions have created difficulties in managing the liquidity of certain of the Company's investment advisory products, reduced assets under management and adversely affected the Company's revenues, and may do so in the future.
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
Certain of the Company's funds and managed accounts invest a portion of their assets in securities that are not publicly traded. In many cases, such funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or there may not be a public market for such securities. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, under certain conditions, the Company's funds may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investing in these types of investments can involve a high degree of risk, and the Company's funds may lose some or all of the principal amount of such investments, including our own invested capital.
Risk management activities may materially adversely affect the return on the Company's funds' investments if such activities do not effectively limit a fund's exposure to decreases in investment values or if such exposure is overestimated.
When managing the Company's funds' exposure to market risks, the relevant fund (or one of the funds invested in by the Company) may use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative financial instruments to limit its exposure to changes in the relative values of investments that may result from market developments, including changes in interest rates, currency exchange rates and asset prices. The success of such derivative transactions generally will depend on the Company's (or the underlying fund manager's) ability to accurately predict market changes in a timely fashion, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, these transactions may result in poorer overall investment performance than if they had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. A perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged may not be attained. An imperfect correlation could give rise to a loss. Also, it may not be possible to fully or perfectly limit exposure against all changes in the value of an investment because the value of an investment is likely to fluctuate as a result of a number of factors, many of which will be beyond the Company's (or the underlying fund manager's) control or ability to hedge.
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
Our third party reinsurance business could expose us to losses.
We provide third party reinsurance coverage through our Luxembourg subsidiary, Hollenfels Re S.A (“Hollenfels”). We have written polices relating to property and casualty, worker's compensation, general liability and construction performance bonds and may issue reinsurance policies relating to other types of insurance. Because we write reinsurance, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates or the claims we receive exceed the premiums and retrocession recoverables we are able to collect, we will suffer losses.
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
Increased regulatory focus could result in regulation that may limit the manner in which the Company and the investment advisory products it manages invest in the Company's investment advisory products, materially impacting the Company's business.
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
The success of our Cowen Aviation business depends on our ability to lease the aircraft we own and to dispose of the aircraft at the end of the lease terms.
Our Cowen Aviation business leases specialized aircraft to various counterparties.  We may incur losses if these counterparties do not renew their leases with us if we are unable to re-lease the aircraft to different counterparties.  In addition, we may also incur losses if the residual value of the aircraft at the end of the lease terms is less than what we expected the value to be or if we are unable to dispose of the aircraft at the end of the lease term.
Risks Related to the Company's Broker-Dealer Business
The Company's broker-dealer business focuses principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could materially affect our broker-dealer business.
The Company focuses principally on the Target Sectors of the economy. Therefore, volatility in the business environment in these sectors or in the market for securities of companies within these sectors could substantially affect the Company's financial results. The business environment for companies in these sectors has been subject to substantial volatility, and the Company's financial results have consequently been subject to significant variations from year to year. The market for securities in each of the Company's target sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes to Medicare and government reimbursement policies, may affect the market for securities of healthcare companies, and changes to how the U.S. government reviews foreign acquisitions of U.S. based companies may make executing M&A transactions more difficult.
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
The Company's brokerage business accounted for approximately 60% of the broker-dealer segment's revenues during 2016. Along with other firms, the Company has experienced price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading or prime brokerage business. We are committed to maintaining and improving the Company's comprehensive research coverage to support its brokerage business and the Company may be required to make additional investments in the Company's research capabilities.
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
There has been a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to compete for certain transactions, investment banks may commit to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is completed before an investment bank commits to purchase securities for resale. To the extent the total net capital of the Company's broker-dealers allows it, the Company anticipates participating in this trend and, as a result, the Company will be subject to increased risk as it commits capital to facilitate business. As of December 31, 2016, the Company has total net capital of approximately $65.3 million. Furthermore, the Company may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.
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
Operational risks relating to the failure of data processing systems and other information systems and technology or other infrastructure may disrupt the Company's broker-dealer business and result in losses or limit our operations and growth in the industry.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principle offices, all of which are leased, are located in New York City, Boston, San Francisco and London.  Our other offices, all of which are leased, are located in Atlanta, Chicago, Cleveland, Greenwich, Houston, Jersey City, Menlo Park, Port Orange, Stamford, Purchase, Washington D.C., Luxembourg, Belfast, Hong Kong, and other various locations.  Our corporate headquarters are located in New York, New York and comprise approximately 150,000 square feet of leased space pursuant to lease agreements through 2023.  We lease approximately 19,000 square feet of space in Boston pursuant to a lease agreement expiring in 2023, which is used primarily by our broker-dealer segment.  In San Francisco, we lease approximately 22,000 square feet of space, pursuant to a lease agreement expiring in 2025 which is used by our broker-dealer segment.  Our London offices are subject to lease agreements expiring in 2022 which are used by our alternative investment and broker-dealer segments.
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
The following information reflects developments with respect to the Company's legal proceedings that occurred in the year ended December 31, 2016.
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleged copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG sought statutory damages based on alleged willful infringement of their copyrights. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint.  On September 25, 2015, the Company filed its motion for partial summary judgment to dismiss certain of EIG’s claims relating to Dahlman Rose’s alleged copyright infringement.  During the second quarter of 2016 the Company also filed a motion to disqualify EIG’s copyright counsel on conflict of interest grounds.  Both of the Company’s motions were heard in the second quarter of 2016.  On July 15, 2016 the District Court ruled in favor of the Company on both of its motions.  The Company and EIG entered into a settlement agreement on September 30, 2016, pursuant to which EIG agreed to withdraw its lawsuit with prejudice. The settlement amount paid by the Company and the current period impact of the settlement was not material to the Company’s financial position or the results of operations for the year ended December 31, 2016. The dismissal of the lawsuit was approved by the District Court on October 4, 2016.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." As of February 24, 2017, there were approximately 40 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.
The following table contains historical quarterly price information for the year ended December 31, 2016. On December 5, 2016, we effected a one-for-four reverse stock split. On February 24, 2017, the last reported sale price of our Class A common stock was $14.55.

2016 Fiscal Year	High	Low
First Quarter	$15.88	$9.88
Second Quarter	15.56	10.92
Third Quarter	15.32	11.48
Fourth Quarter	16.75	11.60

2015 Fiscal Year	High	Low
First Quarter	$22.12	$16.40
Second Quarter	26.04	20.60
Third Quarter	26.36	17.44
Fourth Quarter	19.60	15.08
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
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of December 31, 2016, the Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $138.3 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the year ended December 31, 2016, through the share repurchase program, the Company repurchased 533,939 shares of Cowen Class A common stock at an average price of $14.33 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the year ended December 31, 2016. All amounts have been retroactively updated to reflect the one-for-four reverse stock split, which was effective December 5, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1 (January 1, 2016 – January 31, 2016)
Common stock repurchases(1)	—	$—	—	18,019,322
Employee transactions(2)	888	$18.27	—	—
Total	888
Month 2 (February 1, 2016 – February 29, 2016)
Common stock repurchases(1)	—	$—	—	25,000,000
Employee transactions(2)	5,916	$12.93	—	—
Total	5,916	$12.93
Month 3 (March 1, 2016 – March 31, 2016)
Common stock repurchases(1)	249,530	$14.31	249,530	21,429,975
Employee transactions(2)	274,365	$14.28	—	—
Total	523,895	$14.29
Month 4 (April 1, 2016 – April 30, 2016)
Common stock repurchases(1)	—	$—	—	25,000,000
Employee transactions(2)	20,284	$14.32	—	—
Total	20,284	$14.32
Month 5 (May 1, 2016 – May 31, 2016)
Common stock repurchases(1)	—	$—	—	25,000,000
Employee transactions(2)	297,355	$12.98	—	—
Total	297,355	$12.98
Month 6 (June 1, 2016 – June 30, 2016)
Common stock repurchases(1)	181,250	$13.48	181,250	22,556,160
Employee transactions(2)	28,924	$13.83	—	—
Total	210,174	$13.53
Month 7 (July 1, 2016 – July 31, 2016)
Common stock repurchases(1)	—	$—	—	22,556,160
Employee transactions(2)	781	$10.92	—	—
Total	781	$10.92
Month 8 (August 1, 2016 – August 31, 2016)
Common stock repurchases(1)	—	$—	—	22,556,160
Employee transactions(2)	1,689	$13.60	—	—
Total	1,689	$13.60
Month 9 (September 1, 2016 – September 30, 2016)
Common stock repurchases(1)	—	$—	—	22,556,160
Employee transactions(2)	14,503	$13.70	—	—
Total	14,503	$13.70
Month 10 (October 1, 2016 – October 31, 2016)
Common stock repurchases(1)	—	$—	—	22,556,160
Employee transactions(2)	16	$12.96	—	—
Total	16	$12.96
Month 11 (November 1, 2016 – November 30, 2016)
Common stock repurchases(1)	—	$—	—	22,556,160
Employee transactions(2)	1,585	$12.42	—	—
Total	1,585	$12.42
Month 12 (December 1, 2016 – December 31, 2016)
Common stock repurchases(1)	103,159	$15.90	103,159	20,916,234
Employee transactions(2)	1,624	$14.00	—	—
Total	104,783	$15.87
Total (January 1, 2016 – December 31, 2016)
Common stock repurchases(1)	533,939	$14.33	533,939	20,916,234
Employee transactions(2)	647,930	$13.64	—	—
Total	1,181,869	$13.95

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $138.3 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)	Board approval of repurchases is based on dollar amount. The Company cannot estimate the number of shares that may yet be purchased.
Item 6.    Selected Financial Data
The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. The selected consolidated statements of financial condition data and consolidated statements of operations data as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 have been derived from our audited consolidated financial statements. Our selected consolidated financial data are only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$133,279	$222,781	$170,506	$105,333	$71,762
Brokerage	199,180	157,722	140,132	114,593	91,167
Management fees	40,612	41,906	40,627	37,303	38,116
Incentive income	8,334	1,466	2,785	12,586	5,411
Interest and dividends	14,732	13,796	48,870	39,454	24,608
Reimbursement from affiliates	10,504	21,557	12,495	10,434	6,274
Aircraft lease revenue	4,161	—	—	—	—
Reinsurance premiums	32,459	—	—	—	—
Other revenues	22,355	3,726	9,446	5,418	3,668
Consolidated Funds revenues	5,949	1,613	2,915	3,398	509
Total revenues	471,565	464,567	427,776	328,519	241,515
Expenses
Employee compensation and benefits	310,038	321,386	305,483	207,248	194,034
Non-compensation expense	198,112	180,678	180,740	151,630	131,190
Reinsurance claims, commissions and amortization of deferred acquisition costs	29,904	—	—	—	—
Goodwill impairment	—	—	2,334	—	—
Consolidated Funds expenses	9,064	2,310	1,634	2,039	1,676
Total expenses	547,118	504,374	490,191	360,917	326,900
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	23,381	36,789	104,928	39,651	54,630
Consolidated Funds net gains (losses)	20,685	14,497	15,323	11,044	7,246
Total other income (loss)	44,066	51,286	120,251	50,695	61,876
Income (loss) before income taxes	(31,487)	11,479	57,836	18,297	(23,509)
Income tax expense (benefit)	(19,092)	(47,496)	(124,944)	457	448
Net income (loss)	(12,395)	58,975	182,780	17,840	(23,957)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	6,882	15,246	15,564	13,193	(72)
Net income (loss) attributable to Cowen Group, Inc.	(19,277)	43,729	167,216	4,647	(23,885)
Preferred stock dividends	6,792	4,075	—	—	—
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(26,069)	$39,654	$167,216	$4,647	$(23,885)

Weighted average common shares outstanding:
Basic (a)	26,857	27,522	28,731	29,175	28,600
Diluted (a)	26,857	29,043	29,871	30,279	28,600
Earnings (loss) per share:
Basic (a)	$(0.97)	$1.44	$5.82	$0.16	$(0.84)
Diluted (a)	$(0.97)	$1.37	$5.60	$0.15	$(0.84)

(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Financial Condition Data:	(dollars in thousands)
Total assets	$2,018,523	$1,787,659	$2,399,718	$1,842,000	$1,638,476
Total liabilities	866,668	810,755	1,635,967	1,248,420	1,057,664
Redeemable non-controlling interests	379,205	186,911	86,076	85,814	85,703
Total Stockholders' Equity	$772,650	$789,993	$677,675	$507,766	$495,109

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
Overview
Cowen Group, Inc. (the "Company"), a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen", "Cowen Group" or the "Company"), provides alternative investment management, investment banking, research, sales and trading and prime brokerage services through its two business segments: alternative investment and broker-dealer. The alternative investment segment includes private investment funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles and also manages a significant portion of the Company’s proprietary capital. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research and a sales and trading platform for institutional investors.
The Company's alternative investment platform, which operates primarily under the Ramius name, offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisors Act") since 1997. Ramius offers investors access to strategies to meet their specific needs including long/short equity, merger arbitrage, activist equity, event driven credit, fundamental global macro, managed futures, health care royalties and real estate direct lending and equity. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. The Company has also invested some of its capital in its recently formed aviation and reinsurance businesses. Our alternative investment business had approximately $10.5 billion of assets under management as of January 1, 2017. See the section titled "Assets Under Management and Fund Performance" for further analysis.
Our broker-dealer businesses include research, sales and trading, prime brokerage and investment banking services to companies and primarily institutional investor clients. Our primary target sectors ("Target Sectors") are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our target sectors. The broker-dealer segment also offers a full-service suite of introduced prime brokerage services targeting emerging hedge fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
On December 5, 2016, the Company effected a one-for-four reverse sock split of our common stock. Except where the context indicates otherwise, all share and per share information has been retroactively adjusted to reflect the reverse stock split.
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

Recent Developments
The Company completed its previously announced one-for-four reverse stock split of the Company's Class A and B common stock. Pursuant to the reverse split, common shareholders automatically received one common share for every four common shares owned. The Company’s Class A common stock began trading on a reverse split adjusted basis on the NASDAQ Global Market at the opening of trading on December 5, 2016. The Company believes that existing stockholders will benefit from the ability to attract a broader range of investors as a result of the reverse stock split and a higher per share stock price.
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
Acquisitions
On April 22, 2016, Cowen Aviation Finance Holdings Inc. ("Cowen Aviation Finance") entered into a transaction whereby Cowen Aviation Finance acquired Low Country III, LLC, which is comprised of a portfolio of four specialized aircraft currently on lease in exchange for an immaterial upfront payment and a minority equity interest in Cowen Aviation Finance. As part of the transaction Cowen Aviation Finance also acquired the associated debt financing and lease contracts for each aircraft. Separate from the transaction, Cowen Aviation Finance entered into services agreements with Tempus Applied Solutions, Inc., a related party through common directors, which, among other services, will provide marketing, maintenance, and lease administration services for Cowen Aviation Finance's current aircraft fleet. This acquisition was accounted for as an asset acquisition in accordance with US GAAP because, upon separation from the seller, the acquired assets do not meet the definition of a business.
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
Several general partners of the funds are owned jointly by the Company and third parties. Accordingly, the management fees generated by these funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
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

•
Real Estate. Management fees from the Company's real estate business are generally charged at an annual rate from 0.25% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period.

•
HealthCare Royalty Partners. In HealthCare Royalty Partners main funds, during the investment period (as defined in the relevant partnership agreements), management fees are generally charged at an annual rate of 1% to 2% of committed capital. After the investment period, management fees for these funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the funds. For the other funds (and managed account) managed by Healthcare Royalty Partners, the management fee ranges from .2% to 1% and there is no adjustment based on an investment period. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 0.5%. Management and platform fees are generally calculated monthly based on each account's notional trading level at the end of each month.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for hedge funds (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.

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
Carried interest in the real estate funds and HealthCare Royalty Partners funds are subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to the Company based on cumulative results. As such, the accrual for potential repayment of previously received carried interest, which is a component of accounts payable, accrued expenses and other liabilities, represents all amounts previously distributed to the Company, less an assumed tax liability, that would need to be repaid to certain funds if these funds were to be liquidated based on the current fair value of the underlying funds' investments as of the reporting date. The actual clawback liability does not become realized until the end of a fund's life.
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

Brokerage
Brokerage revenue consists of commissions, principal transactions and research fees.

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

•
Principal transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity and fixed income securities, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients by buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

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
Interest and Dividends
Interest and dividends are earned by the Company from various sources. The Company receives interest and dividends primarily from securities held by the Company for purposed of investing capital, investments held by its Consolidated Funds and its brokerage balances. Interest is recognized on an accrual basis and interest income is recognized on the debt of those issuers that is deemed collectible. Interest income and expense includes premiums and discounts amortized and accreted on debt investments based on criteria determined by the Company using the effective yield method, which assumes the reinvestment of all interest payments. Dividends are recognized on the ex-dividend date.
Reimbursement from Affiliates
The Company allocates, at its discretion, certain expenses incurred on behalf of its hedge fund and real estate businesses. These expenses relate to the administration of such subsidiaries and assets that the Company manages for its funds. In addition, pursuant to the funds' offering documents, the Company charges certain allowable expenses to the funds, including charges and personnel costs for legal, compliance, accounting, tax compliance, risk and technology expenses that directly relate to administering the assets of the funds. Such expenses that have been reimbursed at their actual costs are included in the consolidated statements of operations as employee compensation and benefits, professional, advisory and other fees, communications, occupancy and equipment, client services and business development and other.
Aircraft lease revenue
Aircraft lease revenue associated with the Company's aircraft leasing business is recorded on a straight-line basis over the term of the lease, net of the amortization of rent receivables, deferred rent, and/or prepaid initial direct costs.
Reinsurance premiums
Premiums for insurance-related contracts are earned over the coverage period. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly basis. For each of its contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with US GAAP. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract under the deposit method of accounting with any net amount receivable reflected as an asset in other assets, and any net amount payable reflected as a liability within accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition.
The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, including reported losses.  Estimated ultimate payment amounts are based upon (1) reports of losses from policyholders, (2) individual case estimates and (3) estimates of incurred but not reported losses.
Provisions for losses and loss adjustment expenses are charged to earnings after deducting amounts recovered and estimates of recoverable amounts and are included in other expenses on the consolidated statements of operations.
Costs of acquiring new policies, which vary with and are directly related to the production of new policies, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting and are included within other assets on the consolidated statements of financial condition.

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

•
Reinsurance claims, commissions and amortization of deferred acquisition costs. Reinsurance related expenses relate to loss and claim reserves, acquisition costs and other expenses related to our insurance and reinsurance related policies entered into during the second quarter of 2016 related to our respective businesses which commenced at the end of the fourth quarter of 2015.

•
General, Administrative and Other.  General, administrative and other expenses are primarily related to professional services, occupancy and equipment, business development expenses, communications, expenses associated with our reinsurance business and other miscellaneous expenses. These expenses may also include certain one-time charges and non-cash expenses.

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
As of January 1, 2017, the Company had assets under management of $10.5 billion, a 20.9% decrease as compared to assets under management of $13.3 billion as of January 1, 2016. The $2.8 billion decrease in assets under management during the year ended December 31, 2016 primarily resulted from the sale of the alternative solutions business (see note (a) to the following table).
The following table is a breakout of total assets under management by platform as of January 1, 2017 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (g) (l)	Alternative Solutions (a)	Ramius Trading Strategies (h)	Real Estate (a) (i)	Healthcare Royalty Partners (c) (d) (j)	Other (k)	Total
	(dollars in millions)
January 1, 2014	$3,168	$2,936	$94	$1,639	$1,523	$67	$9,427
Subscriptions	1,132	1,326	35	249	1,059	—	3,801
Redemptions	(935)	(272)	—	(181)	—	(19)	(1,407)
Performance (e)	853	(206)	18	—	—	—	665
Net Return (f)	26.93%	(7.02)%	19.15%	—%	—%	—%	7.05%
January 1, 2015	4,218	3,784	147	1,707	2,582	48	12,486
Subscriptions	2,725	997	—	—	—	—	3,722
Redemptions	(572)	(810)	(49)	(65)	(178)	(14)	(1,688)
Performance (e)	(781)	(419)	(3)	—	5	—	(1,198)
Net Return (f)	(18.52)%	(11.07)%	(2.04)%	—%	0.19%	—%	(9.59)%
January 1, 2016	5,590	3,552	95	1,642	2,409	34	13,322
Subscriptions	1,537	—	—	—	—	—	1,537
Redemptions	(714)	(3,641)	(40)	(220)	(137)	(21)	(4,773)
Performance (e)	362	89	(3)	—	10	—	458
Net Return (f)	6.48%	2.51%	(3.16)%	—%	0.42%	—%	3.44%
January 1, 2017	$6,775	$—	$52	$1,422	$2,282	$13	$10,544

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

(b)	These amounts include the Company's invested capital of approximately $176.6 million, $173.6 million and $172.2 million as of January 1, 2017, January 1, 2016 and January 1, 2015, respectively.

(c)	These amounts include the Company's invested capital of approximately $10.5 million, $20.2 million and $20.7 million as of January 1, 2017, January 1, 2016 and January 1, 2015, respectively.

(d)	This amount reflects committed capital.

(e)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(f)	Net returns are calculated on the platform as a whole. Net return of individual funds will vary based on the timing and strategy the respective funds.

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
Fund Performance
For the quarter ended December 31, 2016, the Company's strategies had mostly positive results relative to their respective benchmarks, as was the case for the year ended December 31, 2016.
Our activist strategy had slightly negative results for the quarter, lagging the Russell 2000 Index, which rebounded sharply following the U.S. presidential and congressional elections in November. This strategy was positive for the year but underperformed the Russell 2000 Index in 2016; however, the portfolio management team has maintained its long term out performance since the strategy’s inception. The merger arbitrage strategy finished the year in positive territory despite losses relating to one specific transaction in the second quarter. The strategy significantly outperformed its benchmark index for the fourth quarter and for the the period after the loss relating to the specific merger arbitrage transaction in the second quarter. There was substantial growth in assets under management in 2016 pursuant to this strategy. The new UCITS Merger Fund, in partnership with Bank America Merrill Lynch, also had positive results since trading was initiated in July. The Ramius event team manages the merger arbitrage component for two multi-manager Advisor Act funds. Positive results were also achieved in these products for the quarter.
Our options-based global macro strategy had positive performance for the fourth quarter despite the continuance of an overall decline in volatility across multiple asset classes throughout 2016. Another of our affiliate managers engages in equity long/short investing in consumer-related stocks. Since joining Ramius, the strategy had generated positive results, but experienced a challenging fourth quarter due to extreme intra-sector movements within the consumer space. Our other equity long/short affiliate successfully launched its commingled fund on October 1, 2016 and enjoyed a positive fourth quarter, substantially exceeding the results of the HFRX Equity Hedge Index. In contrast to our affiliate manager that engages in equity long/short investing in consumer-related stocks, this team follows a multi-sector approach and was able to take advantage of the performance dispersion across various equity sectors.
The State Street Ramius Managed Futures Strategy Fund, which offers exposure to multi-manager managed futures, had negative returns for both the fourth quarter and the year. During a challenging period for commodity trading advisors, in general, performance was slightly better than the relevant index for the quarter and slightly behind for the full year. The internally managed multi-strategy vehicles maintained their focus on capital preservation, while also experiencing an overall increase in valuation on the remaining assets during the quarter. The management team continues to execute opportunistic transactions linked to certain holdings in order to create liquidity. As a result, we expect further distributions to investors in this product during 2017.
With regard to the longer-dated investment vehicles in real estate, the largest legacy real estate debt vehicle, as well as the legacy equity vehicles experienced minimal changes in value for the fourth quarter. Certain of the legacy real estate funds, inclusive of these two, are in the process of returning capital to investors.  The most recent real estate debt vehicle remains active, with interim results meeting performance expectations. Our healthcare royalty strategy, having raised a substantial amount of capital in 2014, still remains in its investment period. As noted in previous quarterly comments, ongoing turbulence in the pharmaceutical and health care sectors in 2016 presented attractive opportunities to long term investors. As a result, the strategy has been able to invest significant capital in both its latest commingled fund and separate managed accounts.
Invested Capital
The Company invests a significant portion of its capital base to help drive results and facilitate the growth of its alternative investment and broker/dealer businesses. Management allocates capital to three primary investment categories: (i) trading strategies; (ii) merchant banking investments; and (iii) real estate investments. The Company seeks to make strategic and opportunistic investments in varying capital structures across a diverse array of businesses, hedge funds and mutual funds. Much of the Company's trading strategy portfolio is invested alongside the Company's alternative investment clients and includes liquid investment strategies such as corporate credit trading, event driven, macro trading, and enhanced cash management. Within its merchant banking investments, management generally takes a long-term view that typically involves investing directly in public and private companies globally, private equity funds and alongside its alternative investment clients. In addition, from time to time the Company makes investments in private capital raising transactions of its investment banking clients. The Company's real estate investment strategy focuses on making investments alongside the alternative investment clients invested in the RCG Longview funds, as well as in direct investments in commercial real estate projects.
As of December 31, 2016, the Company's invested capital amounted to a net value of $656.8 million (supporting a long market value of $1,030.0 million), representing approximately 85% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of December 31, 2016. The net values presented in the table below do not tie to Cowen Group's consolidated statement of financial condition as of December 31, 2016 because they are included in various line items of the accompanying consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$426.6	55%
Merchant Banking	176.2	23%
Real Estate	54	7%
Total	656.8	85%
Stockholders' Equity	$772.7	100%
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

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$133,279	$222,781	$(89,502)	(40)%
Brokerage	199,180	157,722	41,458	26%
Management fees	40,612	41,906	(1,294)	(3)%
Incentive income	8,334	1,466	6,868	468%
Interest and dividends	14,732	13,796	936	7%
Reimbursement from affiliates	10,504	21,557	(11,053)	(51)%
Aircraft lease revenue	4,161	—	4,161	NM
Reinsurance premiums	32,459	—	32,459	NM
Other revenues	22,355	3,726	18,629	500%
Consolidated Funds revenues	5,949	1,613	4,336	269%
Total revenues	471,565	464,567	6,998	2%
Expenses
Employee compensation and benefits	310,038	321,386	(11,348)	(4)%
Interest and dividends	29,308	26,220	3,088	12%
Reinsurance claims, commissions and amortization of deferred acquisition costs	29,904	—	29,904	NM
General, administrative and other expenses	168,804	154,458	14,346	9%
Consolidated Funds expenses	9,064	2,310	6,754	292%
Total expenses	547,118	504,374	42,744	8%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	23,381	36,789	(13,408)	(36)%
Consolidated Funds net gains (losses)	20,685	14,497	6,188	43%
Total other income (loss)	44,066	51,286	(7,220)	(14)%
Income (loss) before income taxes	(31,487)	11,479	(42,966)	(374)%
Income taxes expense (benefit)	(19,092)	(47,496)	28,404	60%
Net income (loss)	(12,395)	58,975	(71,370)	(121)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	6,882	15,246	(8,364)	(55)%
Net income (loss) attributable to Cowen Group, Inc.	(19,277)	43,729	(63,006)	(144)%
Preferred stock dividends	6,792	4,075	2,717	67%
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(26,069)	$39,654	$(65,723)	(166)%
Revenues
Investment Banking
Investment banking revenues decreased $89.5 million to $133.3 million for the year ended December 31, 2016 compared with $222.8 million in the prior year period. During the year ended December 31, 2016, the Company completed 76 underwriting transactions, 15 strategic advisory transactions and seven debt capital market transactions. During the year ended December 31, 2015, the Company completed 129 underwriting transactions, 13 strategic advisory transactions and seven debt capital market transactions. The average underwriting fee per transaction was 12.2% less for the twelve months ended December 31, 2016 as compared to the prior year.
Brokerage
Brokerage revenues increased $41.5 million to $199.2 million for the year ended December 31, 2016 compared with $157.7 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, the initiation of our prime brokerage businesses in the third and fourth quarters of 2015 and the initiation of our credit trading business in May 2016. Customer trading volumes across the industry (according to Bloomberg) increased 6% for the twelve months ended December 31, 2016 compared to the prior year.

Management Fees
Management fees decreased $1.3 million to $40.6 million for the year ended December 31, 2016 compared with $41.9 million in the prior year period. The decrease was primarily related to lower management fees from our alternative solutions business (due to the sale of our interest in the business) offset partially by an increase in management fees from our prime services business (acquired during the fourth quarter of 2015) and our macro options business.
Incentive Income
Incentive income increased $6.8 million to $8.3 million for the year ended December 31, 2016, compared with $1.5 million in the prior year period. This increase was primarily related to an increase in performance fees from certain private investments.
Interest and Dividends
Interest and dividends increased $0.9 million to $14.7 million for the year ended December 31, 2016 compared with $13.8 million in the prior year period. This was primarily attributable to an increase in the number of investments in interest bearing securities during 2016 as compared to 2015.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $11.1 million to $10.5 million for the year ended December 31, 2016 compared with $21.6 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft lease revenues
Aircraft lease revenues were $4.2 million for the year ended December 31, 2016 relating to our new aircraft leasing business which began during 2016.
Reinsurance premiums
Reinsurance premiums of $32.5 million relate to premiums from our insurance-related business (which was entered into at the end of the fourth quarter of 2015).
Other Revenues
Other revenues increased $18.7 million to $22.4 million for the year ended December 31, 2016 compared with $3.7 million in the prior year period. The increase primarily relates to the sale of our interest in the alternative solutions business.
Consolidated Funds Revenues
Consolidated Funds revenues increased $4.3 million to $5.9 million for the year ended December 31, 2016 compared with $1.6 million in the prior year period. The increase is due to the consolidation of new funds during 2016.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses decreased $11.3 million to $310.0 million for the year ended December 31, 2016 compared with $321.4 million in the prior year period. The decrease is primarily due to $7.0 million higher total revenues offset by $7.2 million lower other income (loss) during 2016 as compared to 2015, resulting in a lower compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 60% for the year ended December 31, 2016, compared with 62% in the prior year period.
Interest and Dividends
Interest and dividend expenses increased $3.1 million to $29.3 million for the year ended December 31, 2016 compared with $26.2 million in the prior year period. This was primarily attributable to an increase in the number of debt securities held during 2016 as compared to 2015.
Reinsurance claims, commissions and amortization of deferred acquisition costs
Reinsurance related expenses of $29.9 million relate to loss and claim reserves, acquisition costs and other expenses related to our insurance and reinsurance related policies entered into during the second quarter of 2016 and are related to our respective businesses which commenced at the end of the fourth quarter of 2015.

General, Administrative and Other Expenses
General, administrative and other expenses increased $14.3 million to $168.8 million for the year ended December 31, 2016 compared with $154.5 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees, depreciation and amortization and increased occupancy costs, some of which is related to acquisitions during late 2015 and during 2016.
Consolidated Funds Expenses
Consolidated Funds expenses increased $6.8 million to $9.1 million for the year ended December 31, 2016 compared with $2.3 million in the prior year period. The increase is due to the consolidation of new funds during 2016.
Other Income (Loss)
Other income (loss) decreased $7.2 million to $44.1 million for the year ended December 31, 2016 compared with $51.3 million in the prior year period. The decrease primarily relates to decrease in performance of the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax benefit decreased $28.4 million to $19.1 million for the year ended December 31, 2016 compared with an income tax benefit of $47.5 million in the prior year period. This decrease in benefit is primarily attributable to the deferred tax benefit recognized by the Company’s Luxembourg subsidiary in 2015, partially offset by the reversal of a basis difference in the Company’s Luxembourg subsidiaries in 2016.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased $8.4 million to income of $6.9 million for the year ended December 31, 2016 compared with income of $15.2 million in the prior year period. The decrease was primarily the result of losses incurred by one of our consolidated funds. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$222,781	$170,506	$52,275	31%
Brokerage	157,722	140,132	17,590	13%
Management fees	41,906	40,627	1,279	3%
Incentive income	1,466	2,785	(1,319)	(47)%
Interest and dividends	13,796	48,870	(35,074)	(72)%
Reimbursement from affiliates	21,557	12,495	9,062	73%
Other revenues	3,726	9,446	(5,720)	(61)%
Consolidated Funds revenues	1,613	2,915	(1,302)	(45)%
Total revenues	464,567	427,776	36,791	9%
Expenses
Employee compensation and benefits	321,386	305,483	15,903	5%
Interest and dividends	26,220	42,752	(16,532)	(39)%
General, administrative and other expenses	154,458	137,988	16,470	12%
Goodwill impairment	—	2,334	(2,334)	NM
Consolidated Funds expenses	2,310	1,634	676	41%
Total expenses	504,374	490,191	14,183	3%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	36,789	104,928	(68,139)	(65)%
Consolidated Funds net gains (losses)	14,497	15,323	(826)	(5)%
Total other income (loss)	51,286	120,251	(68,965)	(57)%
Income (loss) before income taxes	11,479	57,836	(46,357)	(80)%
Income tax expense (benefit)	(47,496)	(124,944)	77,448	(62)%
Net income (loss)	58,975	182,780	(123,805)	(68)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	15,246	15,564	(318)	(2)%
Net income (loss) attributable to Cowen Group, Inc.	43,729	167,216	(123,487)	(74)%
Preferred stock dividends	4,075	—	4,075	NM
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$39,654	$167,216	$(127,562)	(76)%
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
For the years ended December 31, 2016, 2015, and 2014, the Company's alternative investment segment includes hedge funds, private equity structures, registered investment companies and listed vehicles operating results and other investment platforms operating results.
For the years ended December 31, 2016, 2015, and 2014, the Company's broker-dealer segment includes investment banking, research, sales and trading and prime brokerage businesses' operating results.
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
Our broker-dealer segment generates Economic Income (Loss) revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's Target Sectors: healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity research. Cowen's broker-dealer segment also offers a full-service suite of prime brokerage services. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage in the accompanying consolidated statement of operations.
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

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

	Year Ended December 31,
	2016			2015			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$133,279	$133,279	$—	$222,781	$222,781	$(89,502)	(40)%
Brokerage	—	207,040	207,040	—	160,436	160,436	46,604	29%
Management fees	64,086	3,162	67,248	68,989	1,026	70,015	(2,767)	(4)%
Incentive income (loss)	26,274	—	26,274	(1,544)	—	(1,544)	27,818	NM
Investment income (loss)	3,015	1,008	4,023	49,244	13,352	62,596	(58,573)	(94)%
Other income (loss)	29,202	565	29,767	14,492	890	15,382	14,385	94%
Total economic income revenues	122,577	345,054	467,631	131,181	398,485	529,666	(62,035)	(12)%
Economic Income (Loss)
Total Economic Income (Loss) was a loss of $28.8 million for the year ended December 31, 2016, a decrease of $63.3 million compared to Economic Income (Loss) of $34.5 million in the prior year period.
Total Economic Income (Loss) revenues were $467.6 million for the year ended December 31, 2016, a decrease of $62.1 million compared to Economic Income (Loss) revenues of $529.7 million in the prior year period. This was related to a decrease in investment banking activity and a decrease in performance in investment income offset partially by an increase in brokerage activity, incentive fees and other income.
Alternative Investment Segment Revenues
Alternative investment segment Economic Income (Loss) revenues were $122.6 million for the year ended December 31, 2016, a decrease of $8.6 million compared to Economic Income (Loss) revenues of $131.2 million in the prior year period.
Management Fees.    Management fees for the segment decreased $4.9 million to $64.1 million for the year ended December 31, 2016 compared with $69.0 million in the prior year period. This decrease was primarily related to a decrease in management fees for our alternative solutions and activist businesses offset partially by an increase in management fees from our macro options and equities businesses.
Incentive Income (Loss).    Incentive income for the segment increased $27.8 million to $26.3 million for the year ended December 31, 2016 compared with a loss of $1.5 million in the prior year period. This increase was primarily related to an increase in performance from our activist business and certain private investments.
Investment Income (Loss).    Investment income for the segment decreased $46.2 million to $3.0 million for the year ended December 31, 2016 compared with $49.2 million in the prior year period. The decrease primarily relates to a prior year deferred tax benefit recorded pursuant to the acquisition of Hollenfels and a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment increased $14.7 million to $29.2 million for the year ended December 31, 2016 compared with $14.5 million in the prior year period. This increase is primarily related to the sale of our interest in the alternative solutions business and the principal owners of Starboard Value exercising their right to acquire a portion of the Company’s ownership interest in the activist business.
Broker-Dealer Segment Revenues
Broker-dealer segment Economic Income (Loss) revenues were $345.1 million for the year ended December 31, 2016, a decrease of $53.4 million compared with Economic Income (Loss) revenues of $398.5 million in the prior year.
Investment Banking.    Investment banking revenues decreased $89.5 million to $133.3 million for the year ended December 31, 2016 compared with $222.8 million in the prior year period. During the year ended December 31, 2016, the Company completed 76 underwriting transactions, 15 strategic advisory transactions and seven debt capital market transactions. During the year ended December 31, 2015, the Company completed 129 underwriting transactions, 13 strategic advisory transactions and seven debt capital market transactions. The average underwriting fee per transaction was 12.2% less for the twelve months ended December 31, 2016 as compared to the prior year.

Brokerage.    Brokerage revenues increased $46.6 million to $207.0 million for the year ended December 31, 2016, compared with $160.4 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, the initiation of our prime brokerage businesses in the third and fourth quarters of 2015 and the initiation of our credit trading business in May 2016. Customer trading volumes across the industry (according to Bloomberg) increased 6% for the twelve months ended December 31, 2016 compared to the prior year.
Investment Income (Loss).    Investment income for the segment decreased $12.4 million to $1.0 million for the year ended December 31, 2016, compared with $13.4 million in the prior year period. The decrease is a result of a decrease in overall investment income which is allocated amongst the segments.
Other Income (Loss).    Other income (loss) for the segment decreased $0.3 million to $0.6 million for the year ended December 31, 2016, compared with $0.9 million in the prior year period.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $1.6 million to $471.4 million for the year ended December 31, 2016, compared with $469.8 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, decreased $17.2 million to $300.4 million for the year ended December 31, 2016 compared with $317.6 million in the prior year period. The decrease is due to $62.1 million lower revenues during 2016 as compared to 2015 which resulted in a lower compensation and benefits accrual. The compensation to revenue ratio was 64% for the year ended December 31, 2016 compared with 60% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $6.8 million to $101.0 million for the year ended December 31, 2016 compared with $94.2 million in the prior year period. This increase was primarily due to higher communications and increased occupancy costs both of which are primarily related to acquisitions during late 2015 and during 2016.
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2016 and 2015:

	Year Ended December 31,		Period-to-Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$17,752	$14,320	$3,432	24%
Professional, advisory and other fees	17,280	17,605	(325)	(2)%
Occupancy and equipment	29,975	26,739	3,236	12%
Service fees	7,831	7,503	328	4%
Expenses from equity investments	15,844	14,156	1,688	12%
Other	12,297	13,913	(1,616)	(12)%
Total	$100,979	$94,236	$6,743	7%
Depreciation and amortization expenses.  Depreciation and amortization expenses increase $1.5 million to $11.0 million for the year ended December 31, 2016 compared with $9.5 million in the prior year period. The increase is primarily related to an increase in amortization on intangible assets related to acquisitions during late 2015 and during 2016.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $5.0 million to $61.2 million for the year ended December 31, 2016 compared with $56.2 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, some of which is related to acquisitions during late 2015 and during 2016. Costs related to the 2015 acquisition of Hollenfels also decreased.

The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2016 and 2015:

	Year Ended December 31,		Period-to-Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$29,432	$24,054	$5,378	22%
HealthCare Royalty Partners syndication costs	528	528	—	—%
Expenses related to Luxembourg companies	2,406	5,475	(3,069)	(56)%
Marketing and business development	26,163	23,367	2,796	12%
Other	2,649	2,726	(77)	(3)%
Total	$61,178	$56,150	$5,028	9%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment, decreased $5.4 million to $2.3 million for the year ended December 31, 2016 compared with $7.7 million in the prior year period.
Interest expense
Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, increased $0.6 million to $17.2 million for the year ended December 31, 2016 compared with $16.6 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests decreased by $1.0 million to $7.8 million for the year ended December 31, 2016 compared with $8.8 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

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
Economic Income (Loss)
Total Economic Income (Loss) was a loss of $34.5 million for the year ended December 31, 2015, a decrease of $9.7 million compared to Economic Income (Loss) of $44.2 million in the prior year period.
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

Alternative Investment Segment Revenues
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
Broker-Dealer Segment Revenues
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
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $8.0 million to $94.2 million for the year ended December 31, 2015 compared with $86.2 million in the prior year period. This increase was primarily due to higher legal and other professional fees and increased occupancy costs related to additional office space.
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2015 and 2014:

	Year Ended December 31,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Fixed expenses:
Communications	$14,320	$13,046	$1,274	10%
Professional, advisory and other fees	17,605	14,634	2,971	20%
Occupancy and equipment	26,739	24,177	2,562	11%
Service fees	7,503	8,065	(562)	(7)%
Expenses from equity investments	14,156	14,606	(450)	(3)%
Other	13,913	11,647	2,266	19%
Total	$94,236	$86,175	$8,061	9%
Depreciation and amortization expenses.  Depreciation and amortization expenses increase $0.2 million to $9.5 million for the year ended December 31, 2015 compared with $9.3 million in the prior year period
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $10.5 million to $56.2 million for the year ended December 31, 2015 compared with $45.7 million in the prior year period. The increase is primarily related to an increase in client services and business development, increased floor brokerage and trade execution costs and expenses related to the acquisition of a Luxembourg reinsurance company offset partially by a decrease in syndication costs.
The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2015 and 2014:

	Year Ended December 31,		Period-to-Period
	2015	2014	$ Change	% Change
	(dollars in thousands)
Variable expenses:
Floor brokerage and trade execution	$24,054	$19,273	$4,781	25%
HealthCare Royalty Partners syndication costs	528	2,310	(1,782)	NM
Expenses related to Luxembourg reinsurance companies	5,475	2,855	2,620	92%
Marketing and business development	23,367	19,862	3,505	18%
Other	2,726	1,437	1,289	90%
Total	$56,150	$45,737	$10,413	23%
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2016, we had cash and cash equivalents of $112.0 million and net liquid investment assets of $438.8 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of December 31, 2016 and 2015 were $13.7 million and $53.8 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $0.8 million and $1.0 million as of December 31, 2016 and 2015, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.1 million and $0.1 million, respectively.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
Unfunded commitments
The following table summarizes unfunded commitments as of December 31, 2016:

Entity	Unfunded Commitments	Commitment term
	($ in millions)
Real estate (a)	$7.6	(a)
HealthCare Royalty Partners funds (b)	$7.3	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	$0.8	7 years
Lagunita Biosciences, LLC	$3	3 years
Eclipse Fund II, L.P.	$0.9	8 years
Eclipse Continuity Fund I, L.P.	$0.9	9 years
(a) The Company had unfunded commitments pertaining to capital commitments in five real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time up to three years, subject to advance notice.
(b) The Company is a limited partner of the HealthCare Royalty Partners funds (which are managed by Healthcare Royalty Management) and is a member of HealthCare Royalty Partners General Partners. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners.
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
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. On July 29, 2016, the Company amended its credit facility to, among other things, extend the existing stated maturity thereof from August 3, 2016 to September 29, 2016, reduce the aggregate revolving commitments thereunder from $25 million to $15 million and make future draws on the revolver during the extension period subject to the sole discretion of the lenders thereunder. In connection with the amendment, the Company repaid all outstanding amounts under the credit facility. The facility terminated in accordance with its terms on September 29, 2016.
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
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of our Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company’s Class A common stock, cash or a combination thereof, at the Company’s election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company’s Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as a dividends to the Company's Class A common shareholders or a share split or combination.
In connection with the issuance and sale of the Series A Convertible Preferred Stock, the Company entered into a privately negotiated capped call option transaction (the “Capped Call Option Transaction”) with Nomura Global Financial Products Inc. (the “option counterparty”) for $15.9 million. The Capped Call Option Transaction is expected generally to reduce the potential dilution to the Company’s Class A common stock (if the Company elects to convert to common shares) and/or offset any cash payments that the Company is required to make upon conversion of any Series A Convertible Preferred Stock. The Capped Call Option Transaction has an initial effective strike price of $26.27 per share, which matches the initial conversion price of the Series A Convertible Preferred Stock, and a cap price of $33.54 per share. However, to the extent that the market price of Class A common stock, as measured under the terms of the Capped Call Option Transaction, exceeds the cap price thereof, there would nevertheless be dilution and/or such cash payments would not be offset. As the Capped Call Option Transaction is a free standing derivative that is indexed to the Company's own stock price and the Company controls if it is settled in cash or stock it qualifies for equity classification as a reduction to additional paid in capital.
The Company may also incur additional indebtedness or raise additional capital under certain circumstances to respond to market opportunities and challenges. Current market conditions may make it more difficult or costly to borrow additional funds or raise additional capital.
Regulation
As registered broker-dealers, Cowen and Company, ATM Execution and Cowen Prime are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution and Cowen Prime are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2016, Cowen and Company had total net capital of approximately $65.3 million, which was approximately $64.3 million in excess of its minimum net capital requirement of $1.0 million. As of December 31, 2016, ATM Execution had total net capital of approximately $3.5 million, which was approximately $3.2 million in excess of its minimum net capital requirement of $250,000. As of December 31, 2016, Cowen Prime had total net capital of approximately $13.9 million, which was approximately $13.6 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of December 31, 2016, Ramius UK's Financial Resources of $0.22 million exceeded its minimum requirement of $0.05 million by $0.17 million. As of December 31, 2016, CIL's Financial Resources of $9.6 million exceeded its minimum requirement of $2.6 million by $7.0 million.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of December 31, 2016 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of December 31, 2016. RCG Insurance Company’s capital and surplus as of December 31, 2016 totaled approximately $22.5 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $354.8 million for the year ended December 31, 2016 was primarily related to purchases of other investments and cash used to pay for year end bonuses. Net cash used in operating activities of $67.4 million for the year ended December 31, 2015 was primarily related to purchases of securities and other investments partially offset by a decrease in cash held at other brokers. Net cash used in operating activities of $63.7 million for the year ended December 31, 2014 was primarily related to purchases of securities partially offset by an increase in cash held at other brokers.
Investing Activities.    Net cash provided by investing activities of $58.5 million for the year ended December 31, 2016 was primarily related to repayment of certain loans made for investing purposes and sales of other investments offset partially by the purchases of other investments and fixed assets. Net cash used in investing activities of $47.4 million for the year ended December 31, 2015 was primarily related to the purchases of businesses, other investments and fixed assets partially offset by proceeds from sales of other investments. Net cash used in investing activities of $37.5 million for the year ended December 31, 2014 was primarily related to the cash convertible note economic hedge transaction and purchase of fixed assets.
Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2016 of $249.8 million was primarily related to contributions from non-controlling interests in Consolidated Funds. Net cash provided by financing activities for the year ended December 31, 2015 of $143.8 million was primarily related to the proceeds from issuance of preferred stock and contributions from non-controlling interests in Consolidated Funds offset partially by repurchase of shares of our common stock.  Net cash provided by financing activities for the year ended December 31, 2014 of $176.0 million was primarily related to the issuance of convertible debt and other notes payable offset partially by the purchase of treasury stock.
Debt
Convertible Debt
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes ("Convertible Notes"). The Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the Convertible Notes is payable semi-annually on March 15 and September 15 of each year. The Convertible Notes are senior unsecured obligations and rank senior in right of payments to other obligations. The Convertible Notes may be converted into cash, upon the occurrence of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The Convertible Notes were issued with an initial conversion price of $21.32 per share (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016).
The Company recorded interest expense of $4.5 million, $4.5 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying consolidated statements of operations is $6.9 million $6.3 million, and

$4.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction which increases the effective conversion price to $28.72 (see Note 5), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $5.2 million and $5.2 million for the years ended December 31, 2016 and 2015, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2021 Notes.
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “Senior Indenture”), by and among the Company and The Bank of New York Mellon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to 1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended. The Company’s consolidated fixed charge coverage ratio was 1.3 to 1.0 compared to the minimum of 2.0 to 1.0 required by the Senior Indenture. As a result, the Company may not currently incur new debt or make restricted payments, other than in limited permitted amounts set out in the Senior Indenture.
Other Notes Payable
During January 2016, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.38% and was due on December 31, 2016, with monthly payment requirements of $0.2 million. As of December 31, 2016, the note was fully repaid. Interest expense for the year ended December 31, 2016 was insignificant.
During the second quarter of 2016, the Company entered into financing for two of its aircraft and incurred additional debt when four other aircraft were acquired (See Note 2). The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying consolidated statements of financial condition. The debt maturities ranged from February 2017 to May 2021 and interest rates ranged from 4.80% to 7.25%. As of December 31, 2016, the remaining balance on the aircraft financing agreements was $14.4 million. Interest expense was $0.8 million for the year ended December 31, 2016.
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. On July 29, 2016, the Company amended its credit facility to, among other things, extend the existing stated maturity thereof from August 3, 2016 to September 29, 2016, reduce the aggregate revolving commitments thereunder from $25 million to $15 million and make future draws on the revolver during the extension period subject to the sole discretion of the lenders thereunder. In connection with the amendment, the Company repaid all outstanding amounts under the credit facility. The facility terminated in accordance with its terms on September 29, 2016. Interest accrued on borrowed funds at LIBOR plus 3.0% and interest accrued on the undrawn facility amount at LIBOR plus 0.38%. Interest expense for the years ended December 31, 2016 and 2015, was $0.4 million and $0.2 million, respectively.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of December 31, 2016, the remaining balance on these capital leases was $1.8 million. Interest expense was $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Letters of Credit
As of December 31, 2016, the Company has the following nine irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has a letter of credit, in the amount of $5.5 million, due March 2017, for which cash is pledged as collateral under a reinsurance agreement.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$710	January 2017
Connecticut	$65	January 2017
New York	$1,000	February 2017
Boston	$382	March 2017
New York	$355	May 2017
New York	$70	May 2017
New York	$695	October 2017
New York	$2,811	October 2017
New York	$1,600	November 2017
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2016 and 2015, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of December 31, 2016:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment/Aircraft Leases, Service Payments and Facility Leases
Real Estate	$97,405	$16,745	$32,472	$30,894	$17,294
Service Payments	28,406	15,674	11,316	1,416	—
Equipment leases	2,455	1,157	1,293	5	—
Aircraft	3,255	1,260	1,995	—	—
Total	131,521	34,836	47,076	32,315	17,294
Debt
Convertible Debt	160,713	4,485	156,228	—	—
Note Payable	89,034	4,912	10,436	73,686	—
Other Notes Payable	16,680	4,225	5,927	6,528	—
Total	$266,427	$13,622	$172,591	$80,214	$—
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
The fund is currently winding-down as of December 31, 2016 and the clawback obligations were $6.2 million (see Note 5 to the Company's consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of December 31, 2016, is as follows:

	Convertible Debt	Note Payable	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2017	$4,485	$4,912	$4,225	$938
2018	4,485	5,218	2,225	938
2019	151,743	5,218	3,702	78
2020	—	5,218	1,805	—
2021	—	68,468	4,723	—
Thereafter	—	—	—	—
Subtotal	160,713	89,034	16,680	1,954
Less: Amount representing interest (a)	(30,684)	(28,081)	(2,443)	(114)
Total	$130,029	$60,953	$14,237	$1,840

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of December 31, 2016. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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

In accordance with these standards, the Company presently consolidates six funds for which it acts as the general partner and investment manager. As of December 31, 2016 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), (as of May 1, 2016) Caerus Select Fund LP ("Caerus LP"), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds"). Archview Credit and Distressed Fund ("Archview Feeder Fund") was consolidated during the year but was deconsolidated during the fourth quarter of 2016 upon sale of the Company's investment in this fund.
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
In connection with the adoption of the new accounting pronouncement regarding consolidation accounting, the Company reevaluated all of its investment products for consolidation. As of January 1, 2016, in accordance with the adoption of the new accounting pronouncement, the Company deconsolidated Quadratic Fund LLC ("Quadratic LLC"). Adoption of this pronouncement also resulted in a reclassification of certain entities for which the Company was presumed to have control and will now be VIEs.
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
The Company does not consolidate certain entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of their economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services.
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
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries also apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP and International Financial Reporting Standards ("IFRS"). The Company also retains specialized accounting upon consolidation.
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
Several general partners of the funds are owned jointly by the Company and third parties. Accordingly, the management fees generated by these funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
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

•
Real Estate. Management fees from the Company's real estate business are generally charged at an annual rate from 0.25% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period.

•
HealthCare Royalty Partners. In HealthCare Royalty Partners main funds, during the investment period (as defined in the relevant partnership agreements), management fees are generally charged at an annual rate of 1% to 2% of committed capital. After the investment period, management fees for these funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the funds. For the other funds (and managed account) managed by Healthcare Royalty Partners, the management fee ranges from .2% to 1% and there is no adjustment based on an investment period. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 0.5%. Management and platform fees are generally calculated monthly based on each account's notional trading level at the end of each month.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for hedge funds (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
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
Carried interest in the real estate funds and HealthCare Royalty Partners funds are subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to the Company based on cumulative results. As such, the accrual for potential repayment of previously received carried interest, which is a component of accounts payable, accrued expenses and other liabilities, represents all amounts previously distributed to the Company, less an assumed tax liability, that would need to be repaid to certain funds if these funds were to be liquidated based on the current fair value of the underlying funds' investments as of the reporting date. The actual clawback liability does not become realized until the end of a fund's life.
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

Brokerage
Brokerage revenue consists of commissions, principal transactions and research fees.

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

•
Principal transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity and fixed income securities, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients by buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

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

Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. See Note 18 "Commitments and Contingencies" in our accompanying consolidated financial statements for the year ended December 31, 2016 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying consolidated financial statements for the year ended December 31, 2016.
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
A 10% change in the fair value of the investments held by the Company's funds as of December 31, 2016 would result in a change of approximately $1.1 billion in our assets under management and would impact management fees by approximately $5.6 million on an annual basis. This number is an estimate. The amount would be dependent on the fee structure of the particular fund or funds that experienced such a change.
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
Credit risk
The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2016, the Company had recorded no liability.
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
As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
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
Item 9B. Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information in the definitive proxy statement for our 2017 annual meeting of stockholders under the captions "Executive Officers," "Board of Directors," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.    Executive Compensation
The information in the definitive proxy statement for our 2017 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the definitive proxy statement for our 2017 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions
The information in the definitive proxy statement for our 2017 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information in the definitive proxy statement for our 2017 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.
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
Item 16. Form 10-K Summary
Not Applicable.

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
As of the end of the Company's 2016 fiscal year, management conducted an assessment of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2016 was effective.
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
The Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cowen Group, Inc.
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows present fairly, in all material respects, the financial position of Cowen Group, Inc. and its subsidiaries (the Company) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2017

Cowen Group, Inc.
Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)

	As of December 31, 2016	As of December 31, 2015
Assets
Cash and cash equivalents	$112,014	$158,485
Cash collateral pledged	13,342	10,085
Securities owned, at fair value	700,876	609,234
Receivable on derivative contracts, at fair value	22,901	39,618
Other investments	157,279	141,647
Receivable from brokers	87,837	117,757
Fees receivable, net of allowance	45,883	34,413
Due from related parties	39,629	39,659
Fixed assets, net of accumulated depreciation and amortization of $23,867 and $29,953, respectively	42,408	27,231
Goodwill	60,678	58,361
Intangible assets, net of accumulated amortization of $29,418 and $28,301, respectively	25,769	25,663
Deferred tax asset, net	165,656	143,560
Other assets	38,406	71,531
Consolidated Funds
Cash and cash equivalents	17,761	13,934
Securities owned, at fair value	79,237	32,000
Receivable on derivative contracts, at fair value	893	—
Other investments	401,465	263,818
Receivable from brokers	5,978	—
Other assets	511	663
Total Assets	$2,018,523	$1,787,659
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$266,090	$257,159
Payable for derivative contracts, at fair value	20,762	21,183
Payable to brokers	210,309	131,789
Compensation payable	98,084	150,403
Notes payable and other debt	77,030	68,565
Convertible debt	130,029	122,401
Fees payable	3,272	5,638
Due to related parties	573	329
Accounts payable, accrued expenses and other liabilities	51,115	52,233
Consolidated Funds
Securities sold, not yet purchased, at fair value	883	—
Payable for derivative contracts, at fair value	572	—
Payable to brokers	3,700	—
Due to related parties	189	3
Contributions received in advance	2,000	850
Capital withdrawals payable	1,408	78
Accounts payable, accrued expenses and other liabilities	652	124
Total Liabilities	866,668	810,755
Commitments and Contingencies (Note 18)
Redeemable non-controlling interests	379,205	186,911
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2016 (aggregate liquidation preference of $120,750,000) and 120,750 shares issued and outstanding as of as of December 31, 2015 (aggregate liquidation preference of $120,750,000), respectively	1	1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 36,542,091 shares issued and 26,731,289 outstanding as of December 31, 2016 and 35,030,097 shares issued and 26,401,164 outstanding as of December 31, 2015, respectively (including 162,176 and 124,392 restricted shares, respectively)	292	292
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	928,646	903,429
(Accumulated deficit) retained earnings	(2,442)	23,627
Accumulated other comprehensive income (loss)	(2)	—
Less: Class A common stock held in treasury, at cost, 9,810,802 and 8,628,933 shares, respectively	(153,845)	(137,356)
Total Stockholders' Equity	772,650	789,993
Total Liabilities and Stockholders' Equity	$2,018,523	$1,787,659
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Investment banking	$133,279	$222,781	$170,506
Brokerage	199,180	157,722	140,132
Management fees	40,612	41,906	40,627
Incentive income	8,334	1,466	2,785
Interest and dividends	14,732	13,796	48,870
Reimbursement from affiliates	10,504	21,557	12,495
Aircraft lease revenue	4,161	—	—
Reinsurance premiums	32,459	—	—
Other revenues	22,355	3,726	9,446
Consolidated Funds
Interest and dividends	4,792	1,086	2,189
Other revenues	1,157	527	726
Total revenues	471,565	464,567	427,776
Expenses
Employee compensation and benefits	310,038	321,386	305,483
Floor brokerage and trade execution	32,286	27,460	23,425
Interest and dividends	29,308	26,220	42,752
Professional, advisory and other fees	23,190	25,578	18,724
Service fees	7,918	7,535	8,071
Communications	17,768	14,325	13,449
Occupancy and equipment	32,286	29,055	26,025
Depreciation and amortization	12,713	9,498	10,188
Client services and business development	27,828	25,413	22,897
Goodwill impairment	—	—	2,334
Reinsurance claims, commissions and amortization of deferred acquisition costs	29,904	—	—
Other expenses	14,815	15,594	15,209
Consolidated Funds
Interest and dividends	6,434	1,104	788
Professional, advisory and other fees	1,148	654	620
Floor brokerage and trade execution	431	51	16
Other expenses	1,051	501	210
Total expenses	547,118	504,374	490,191
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	23,381	36,789	104,928
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	7,085	12,517	12,890
Net realized and unrealized gains (losses) on derivatives	13,503	2,071	2,451
Net gains (losses) on foreign currency transactions	97	(91)	(18)
Total other income (loss)	44,066	51,286	120,251
Income (loss) before income taxes	(31,487)	11,479	57,836
Income tax expense (benefit)	(19,092)	(47,496)	(124,944)
Net income (loss)	(12,395)	58,975	182,780
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	6,882	15,246	15,564
Net income (loss) attributable to Cowen Group, Inc.	(19,277)	43,729	167,216
Preferred stock dividends	6,792	4,075	—
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(26,069)	$39,654	$167,216
Weighted average common shares outstanding:
Basic (a)	26,857	27,522	28,731
Diluted (a)	26,857	29,043	29,871
Earnings (loss) per share:
Basic (a)	$(0.97)	$1.44	$5.82
Diluted (a)	$(0.97)	$1.37	$5.60
(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014

Net income (loss)			$(12,395)			$58,975			$182,780
Other comprehensive income (loss), net of tax:
Foreign currency translation		(2)			(17)			(231)
Defined benefit pension plans:
Net gain/(loss) arising during the period	—			—			(344)
Add: amortization of prior service cost included in net periodic pension cost	—	—		—	—		—	(344)
Total other comprehensive income (loss), net of tax			(2)			(17)			(575)
Comprehensive income (loss)			$(12,397)			$58,958			$182,205

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2013	28,756,658	$290	—	$—	$(48,084)	$738,211	$592	$(183,243)	$507,766	$85,814
Net income (loss) attributable to Cowen Group, Inc.	—	—	—	—	—	—	—	167,216	167,216	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	15,564
Defined benefit plans	—	—	—	—	—	—	(344)	—	(344)	—
Foreign currency translation	—	—	—	—	—	—	(231)	—	(231)	—
Capital contributions	—	—	—	—	—	—	—	—	—	10,441
Capital withdrawals	—	—	—	—	—	—	—	—	—	(24,585)
Deconsolidation of funds	—	—	—	—	—	—	—	—	—	(1,158)
Restricted stock awards issued	1,066,334		—	—	—		—	—	—	—
Purchase of treasury stock, at cost	(1,908,526)		—	—	(31,687)		—	—	(31,687)	—
Stock options exercised	8,333	—	—	—	—	116	—	—	116	—
Warrants issued	—	—	—	—	—	15,218	—	—	15,218	—
Income tax effect from share based compensation	—	—	—	—	—	1,324	—	—	1,324	—
Amortization of share based compensation	—	—	—	—	—	18,297	—	—	18,297	—
Balance, December 31, 2014	27,922,799	$290	—	$—	$(79,771)	$773,166	$17	$(16,027)	$677,675	$86,076
Net income (loss) attributable to Cowen Group, Inc.	—	—	—	—	—	—	—	43,729	43,729	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	15,246
Foreign currency translation	—	—	—	—	—	—	(17)	—	(17)	—
Capital contributions	—	—	—	—	—	—	—	—	—	110,178
Capital withdrawals	—	—	—	—	—	—	—	—	—	(24,589)
Restricted stock awards issued	1,068,227		—	—	—		—	—	—	—
Purchase of treasury stock, at cost	(2,752,019)		—	—	(57,585)		—	—	(57,585)	—
Common stock issuance upon acquisition (See Note 2)	137,156	2	—	—	—	3,006	—	—	3,008
Preferred stock issuance, net of issuance costs (See Note 20)	—	—	120,750	1	—	117,194	—	—	117,195
Preferred stock dividends (See Note 20)	—	—	—	—	—	—	—	(4,075)	(4,075)
Capped call option transaction (See Note 20)	—	—	—	—	—	(15,878)	—	—	(15,878)
Stock options exercised	25,000	—	—	—	—	395	—	—	395	—
Income tax effect from share based compensation	—	—	—	—	—	3,806	—	—	3,806	—
Amortization of share based compensation	—	—	—	—	—	21,740	—	—	21,740	—
Balance, December 31, 2015	26,401,163	$292	120,750	$1	$(137,356)	$903,429	$—	$23,627	$789,993	$186,911
Net income (loss) attributable to Cowen Group, Inc.	—	—	—	—	—	—	—	(19,277)	(19,277)	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	6,882
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	—	—	276,923
Capital withdrawals	—	—	—	—	—	—	—	—	—	(18,469)
Deconsolidation of entities	—	—	—	—	—	—	—	—	—	(73,042)
Restricted stock awards issued	1,511,995		—	—	—		—	—	—	—
Purchase of treasury stock, at cost	(1,181,869)		—	—	(16,489)		—	—	(16,489)	—
Preferred stock dividends (See Note 20)	—	—	—	—	—	—	—	(6,792)	(6,792)	—
Income tax effect from share based compensation	—	—	—	—	—	(822)	—	—	(822)	—
Amortization of share based compensation	—	—	—	—	—	26,039	—	—	26,039	—
Balance, December 31, 2016	26,731,289	$292	120,750	$1	$(153,845)	$928,646	$(2)	$(2,442)	$772,650	$379,205
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc. Consolidated Statements of Cash Flows (dollars in thousands)
	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(12,395)	$58,975	$182,780
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	12,713	9,498	10,188
Net gain on sale of divested business	(15,638)	—	—
Amortization of debt issuance costs	1,208	1,163	692
Amortization of debt discount	6,885	6,302	4,685
Tax benefit (expense) from share-based payment arrangements	(822)	3,806	1,324
Share-based compensation	26,039	21,740	18,297
Deferred tax benefit	(21,274)	(17,966)	(130,724)
Deferred rent obligations	(880)	(2,333)	(2,348)
Net loss on disposal of fixed assets	—	54	1,575
Net gain on disposal of capital leases	—	—	(1,261)
Goodwill impairment	—	—	2,334
Contingent liability adjustment	2,139	(200)	(2,055)
Purchases of securities owned, at fair value	(4,483,975)	(5,856,112)	(4,722,554)
Proceeds from sales of securities owned, at fair value	4,447,094	6,039,719	4,272,785
Proceeds from sales of securities sold, not yet purchased, at fair value	3,016,934	2,730,939	1,992,965
Payments to cover securities sold, not yet purchased, at fair value	(3,054,869)	(2,674,153)	(1,898,102)
Net (gains) losses on securities, derivatives and other investments	(28,878)	(34,495)	(97,013)
Consolidated Funds
Purchases of securities owned, at fair value	(113,653)	(25,000)	—
Proceeds from sales of securities owned, at fair value	73,011	—	—
Proceeds from sales of securities sold, not yet purchased, at fair value	2,226	—	—
Payments to cover securities sold, not yet purchased, at fair value	(1,799)	—	—
Purchases of other investments	(221,897)	(92,305)	(19,736)
Proceeds from sales of other investments	17,116	31,417	34,225
Net realized and unrealized (gains) losses on investments and other transactions	(17,402)	(13,552)	(16,386)
(Increase) decrease in operating assets:
Cash at deconsolidated entity	—	—	(784)
Cash collateral pledged	(3,257)	(1,779)	2,601
Securities owned, at fair value, held at broker-dealer	(17,005)	14,877	(3,939)
Receivable on derivative contracts, at fair value	16,717	10,259	(4,092)
Securities borrowed	—	676,100	251,673
Receivable from brokers	29,921	(27,750)	(15,533)
Fees receivable, net of allowance	(12,632)	11,099	(1,406)
Due from related parties	(176)	(13,344)	(109)
Other assets	(10,048)	4,580	(13,687)
Consolidated Funds
Cash and cash equivalents	(3,827)	(13,433)	1,547
Receivable on derivative contracts, at fair value	(893)	—	—
Receivable from brokers	(5,978)	—	—
Other assets	152	770	4,187
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	7,160	(11,747)	(21,633)
Payable for derivative contracts, at fair value	(421)	(20,147)	(2,055)
Securities loaned	—	(682,493)	(236,084)
Payable to brokers	78,520	(204,186)	258,587
Compensation payable	(60,279)	5,540	78,264
Fees payable	(2,366)	(693)	(129)
Due to related parties	244	(145)	92
Accounts payable, accrued expenses and other liabilities	(8,891)	(3,112)	7,375
Consolidated Funds
Contributions received in advance	1,150	850	—
Payable to brokers	3,699	—	—
Payable for derivative contracts, at fair value	572	—	—
Due to related parties	453	3	—
Accounts payable, accrued expenses and other liabilities	528	(98)	(327)
Net cash provided by / (used in) operating activities	$(354,774)	$(67,352)	$(63,781)
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc. Consolidated Statements of Cash Flows (dollars in thousands)

	Year Ended December 31,
(continued)	2016	2015	2014
Cash flows from investing activities:
Purchases of other investments	$(33,786)	$(14,149)	(81,597)
Purchase of business, net of cash acquired (Note 2)	(6,258)	(38,416)	—
Cash convertible note economic hedge transaction	—	—	(35,710)
Proceeds from sales of other investments	54,068	58,166	82,072
Loans issued	—	(46,000)	—
Proceeds from loans held for investment	42,800	—	—
Proceeds from divested business, net of cash divested	17,303	—	—
Purchase of fixed assets	(15,613)	(7,030)	(2,224)
Net cash provided by / (used in) investing activities	58,514	(47,429)	(37,459)
Cash flows from financing activities:
Securities sold under agreement to repurchase	—	—	(3,657)
Proceeds from issuance of convertible debt	—	—	149,500
Proceeds from issuance of preferred stock, net of issuance costs	—	117,194	—
Capped call option transaction	—	(15,878)	—
Deferred debt issuance cost	—	—	(6,650)
Proceeds from sale of warrant	—	—	15,218
Borrowings on notes and other debt	30,638	7,140	65,392
Repayments on notes and other debt	(29,800)	(3,299)	(3,627)
Income tax effect from share-based payment arrangements	(822)	3,806	1,324
Proceeds from stock options exercised	—	394	116
Purchase of treasury stock	(7,654)	(48,678)	(26,038)
Cash paid to acquire net assets (contingent liability payment)	(2,358)	(1,725)	(800)
Capital contributions by redeemable non-controlling interests in operating entities	10	5,644	705
Capital withdrawals to redeemable non-controlling interests in operating entities	(6,995)	(13,860)	(8,279)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	276,914	104,533	9,736
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(10,144)	(11,514)	(16,911)
Net cash provided by / (used in) financing activities	249,789	143,757	176,029
Change in cash and cash equivalents	(46,471)	28,976	74,789
Cash and cash equivalents at beginning of period	158,485	129,509	54,720
Cash and cash equivalents at end of period	$112,014	$158,485	$129,509

Supplemental information
Cash paid during the year for interest	$17,540	$17,525	$32,032
Cash paid during the year for taxes	$5,085	$4,161	$547

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 20)	$8,835	$8,907	$5,649
Notes payable increase through asset acquisition	$7,164	$—	$—
Preferred stock dividends declared (See Note 20)	$6,792	$4,075	$—
Cash conversion option (see Note 5)	$—	$—	$35,710
Net assets (liabilities) acquired upon acquisition (net of cash) (See Note 2)	$—	$22,468	$—
Common stock issuance upon close of acquisition (see Note 2)	$—	$3,008	$—
Asset acquired under capital lease	$—	$—	$4,075
Net assets of deconsolidated entities	$73,042	$—	$1,544
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Notes to Consolidated Financial Statements
1. Organization and Business
Cowen Group, Inc., a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” “Cowen Group” or the “Company”), provides alternative investment management, investment banking, research, sales and trading and prime brokerage services through its two business segments: alternative investment and broker-dealer. The Company's alternative investment segment, includes hedge funds, private equity structures, registered investment companies and listed vehicles. The Company's broker-dealer segment offers research, sales and trading, prime brokerage and investment banking services to companies and primarily institutional investor clients. Our primary target sectors are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation sectors.
On December 5, 2016, the Company effected a one-for-four reverse stock split of our common stock. Except where the context indicates otherwise, all share and per share information has been retroactively adjusted to reflect the reverse stock split.
2. Acquisitions and Divestitures
Acquisitions
Low Country
On April 22, 2016, Cowen Aviation Finance Holdings Inc. ("Cowen Aviation Finance") entered into a transaction whereby Cowen Aviation Finance acquired Low Country III, LLC, which is comprised of a portfolio of four specialized aircraft currently on lease in exchange for an immaterial upfront payment and a non-controlling equity interest in Cowen Aviation Finance. As part of the transaction Cowen Aviation Finance also acquired the associated debt financing and lease contracts for each aircraft. Separate from the transaction, Cowen Aviation Finance entered into services agreements with Tempus Applied Solutions, Inc., a related party through common directors, which, among other services, will provide marketing, maintenance, and lease administration services for Cowen Aviation Finance's current aircraft fleet. This acquisition was accounted for as an asset acquisition in accordance with accounting principles generally accepted in the United States of America ("US GAAP") because, upon separation from the seller, the acquired assets do not meet the definition of a business.
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
In accordance with the terms of the purchase agreement, the Company is required to pay to the sellers a portion of future revenue of the business exceeding specified targets over the period through June 2018. The Company estimated the contingent consideration using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows. Changes in these estimates and assumptions could have a significant impact on the amount recognized. On the acquisition date, the undiscounted amount ranged from zero to $8.0 million.
The acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, the results of operations of the businesses acquired are included in the accompanying consolidated statements of operations since the date of the acquisition and the assets acquired, liabilities assumed and the resulting goodwill were recorded at their fair values within their respective line items on the accompanying consolidated statement of financial condition (see Note 9).
The Company recognized approximately $0.4 million of acquisition-related costs, including legal, accounting, and valuation services. These costs are included in professional, advisory and other fees in the accompanying consolidated statements of operations. The Company also assumed contractual obligations, of up to $6 million, toward certain employees which will vest over a 12 month period. These obligations are recorded as compensation expenses on a straight line basis.
The results of operations of the businesses acquired from CRT for the period from May 6, 2016 through December 31, 2016 are integrated with the broker-dealer business and are included within respective line items. Included in the accompanying consolidated statements of operations for the year ended December 31, 2016 are revenues of $20.5 million, respectively and net income of $4.1 million, respectively (excluding corporate allocated expenses) related to the businesses acquired from CRT.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Included in the accompanying consolidated statements of operations for the year ended December 31, 2016 are revenues of $40.2 million and net income of $3.7 million, respectively (excluding corporate allocated expenses) related to the Concept and Conifer combined results of operations.
The following unaudited supplemental pro forma information presents consolidated financial results for the year ended December 31, 2015 as if the acquisitions were completed as of the beginning of that period. This supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's results would have been had the acquisitions been completed on January 1, 2015, nor does it purport to be indicative of any future results.

For the year ended December 31, 2015
(dollars in thousands, except per share data)
(unaudited)
Revenues	$496,543
Net income (loss) attributable to Cowen Group, Inc. common stockholders	40,613

Net income per common share:
Basic	$1.48
Diluted	$1.40
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
As the Company will continue to offer its alternative investment platform to institutional and retail investors, the sale was not presented as discontinued operations. The overall impact on the consolidated financial position, results of operations and cash flows was not significant.

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
In accordance with these standards, the Company presently consolidates six funds for which it acts as the general partner and investment manager. As of December 31, 2016 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), (as of May 1, 2016) Caerus Select Fund LP ("Caerus LP"), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds"). Archview Credit and Distressed Fund ("Archview Feeder Fund") was consolidated during the year but was deconsolidated during the fourth quarter of 2016 upon sale of the Company's investment in this fund.
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
In connection with the adoption of the new accounting pronouncement regarding consolidation accounting, the Company reevaluated all of its investment products for consolidation. As of January 1, 2016, in accordance with the adoption of the new accounting pronouncement, the Company deconsolidated Quadratic Fund LLC ("Quadratic LLC"). Adoption of this pronouncement also resulted in a reclassification of certain entities for which the Company was presumed to have control and will now be VIEs.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

potentially be significant to the VIE, is considered to be the primary beneficiary of the VIE and thus is required to consolidate it.
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2016 and December 31, 2015, the total net assets of the consolidated VIEs were $461.6 million and $1.5 million, respectively. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
As of December 31, 2016 the Company holds variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”), Ramius Merger Master Fund Ltd ("Merger Master") and Caerus Select Master Fund Ltd ("Caerus Master") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily funds and real estate entities for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate the Unconsolidated Master Funds or real estate entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of their economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services (see Note 5 for additional disclosures on VIEs).
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
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), ATM Execution LLC ("ATM Execution"), Cowen International Limited ("CIL"), Ramius UK Ltd. ("Ramius UK") and Cowen Prime also apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP and International Financial Reporting Standards ("IFRS"). The Company also retains specialized accounting upon consolidation.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company considers investments in money market funds and other highly liquid investments with original maturities of three months or less which are deposited with a bank or prime broker to be cash equivalents. Cash and cash equivalents held at Consolidated Funds, although not legally restricted, are not available to fund the general liquidity needs of the Company. The Company may also be exposed to credit risk as a result of cash being held at several banks.

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

Asset	Depreciable Lives	Principal Method
Telephone and computer equipment	3-8 years	Straight-line
Computer software	3-7 years	Straight-line
Furniture and fixtures	5-8 years	Straight-line
Leasehold improvements	5-15 years	Straight-line
Capitalized lease asset	5 years	Straight-line
Aircraft and related equipment	10-20 years	Straight-line
Modifications to aircraft	4-10 years	Straight-line

i.	Goodwill and intangible assets
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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

j.	Debt
Long-term debt is carried at the principal amount borrowed net of any discount/premium. The discount is accreted to interest expense using the effective interest method over the remaining life of the underlying debt obligations. Accrued but unpaid coupon interest is included in accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. The Company adopted a new accounting pronouncement, during the first quarter of 2016, which reclassified the unamortized debt issuance costs in the Company's previously reported consolidated statements of financial condition from other assets to a direct reduction from the carrying amount of the debt. Notes payable and other debt and convertible debt as of December 31, 2015 was previously presented as $195.7 million. Due to the retrospective application, notes payable and other debt and convertible debt is now presented as $191.0 million as of December 31, 2015.
k.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition, as of December 31, 2016 and 2015 is $10.3 million and $12.0 million, respectively. Deferred rent asset, included in other assets in the accompanying consolidated statements of financial condition, as of December 31, 2016 and 2015 is $0.1 million and $0.3 million, respectively.
l.    Legal reserves
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
Several general partners of the funds are owned jointly by the Company and third parties. Accordingly, the management fees generated by these funds are split between the Company and the other general partners. Pursuant to US GAAP, these fees received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

•
Registered Funds. Management fees for the Company’s registered funds (State Street/Ramius Managed Futures Strategy Fund and Ramius Archview Credit and Distressed Fund) are generally charged at an annual rate of up to 1.50% of assets under management.

•
Real Estate. Management fees from the Company's real estate business are generally charged at an annual rate from 0.25% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears, and are prorated for changes in capital commitments throughout the investment period and invested capital after the investment period.

•
HealthCare Royalty Partners. In HealthCare Royalty Partners main funds, during the investment period (as defined in the relevant partnership agreements), management fees are generally charged at an annual rate of 1% to 2% of committed capital. After the investment period, management fees for these funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the funds. For the other funds (and managed account) managed by Healthcare Royalty Partners, the management fee ranges from .2% to 1% and there is no adjustment based on an investment period. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 0.5%. Management and platform fees are generally calculated monthly based on each account's notional trading level at the end of each month.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products the Company offers, incentive income earned is typically up to 20% for hedge funds (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
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
Carried interest in the real estate funds and HealthCare Royalty Partners funds are subject to clawback to the extent that the carried interest actually distributed to date exceeds the amount due to the Company based on cumulative results. As such, the accrual for potential repayment of previously received carried interest, which is a component of accounts payable, accrued expenses and other liabilities, represents all amounts previously distributed to the Company, less an assumed tax liability, that would need to be repaid to certain funds if these funds were to be liquidated based on the current fair value of the underlying funds' investments as of the reporting date. The actual clawback liability does not become realized until the end of a fund's life.
Investment Banking
The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's Target Sectors.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Brokerage
Brokerage revenue consists of commissions, principal transactions and research fees.

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

•
Principal transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity and fixed income securities, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients by buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

•
Equity and credit research fees. Equity and credit research fees are paid to the Company for providing equity and credit research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured.

Interest and dividends
Interest and dividends are earned by the Company from various sources. The Company receives interest and dividends primarily from securities held by the Company for purposed of investing capital, investments held by its Consolidated Funds and its brokerage balances. Interest is recognized on an accrual basis and interest income is recognized on the debt of those issuers that is deemed collectible. Interest income and expense includes premiums and discounts amortized and accreted on

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

debt investments based on criteria determined by the Company using the effective yield method, which assumes the reinvestment of all interest payments. Dividends are recognized on the ex-dividend date.
Reimbursement from affiliates
The Company allocates, at its discretion, certain expenses incurred on behalf of its hedge fund and real estate businesses. These expenses relate to the administration of such subsidiaries and assets that the Company manages for its funds. In addition, pursuant to the funds' offering documents, the Company charges certain allowable expenses to the funds, including charges and personnel costs for legal, compliance, accounting, tax compliance, risk and technology expenses that directly relate to administering the assets of the funds. Such expenses that have been reimbursed at their actual costs are included in the accompanying consolidated statements of operations as employee compensation and benefits, professional, advisory and other fees, communications, occupancy and equipment, client services and business development and other.
Aircraft lease revenue
Aircraft lease revenue associated with the Company's aircraft leasing business is recorded on a straight-line basis over the term of the lease, net of the amortization of rent receivables, deferred rent, and/or prepaid initial direct costs.
Reinsurance-related contracts
Premiums for reinsurance-related contracts are earned over the coverage period. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly basis. For each of its contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with US GAAP. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract under the deposit method of accounting with any net amount receivable reflected as an asset in other assets, and any net amount payable reflected as a liability within accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition.
The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, including reported losses.  Estimated ultimate payment amounts are based upon (1) reports of losses from policyholders, (2) individual case estimates and (3) estimates of incurred but not reported losses.
Provisions for losses and loss adjustment expenses are charged to earnings after deducting amounts recovered and estimates of recoverable amounts and are included in other expenses on the consolidated statements of operations.
Costs of acquiring new policies, which vary with and are directly related to the production of new policies, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting and are included within other assets on the consolidated statements of financial condition.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

u.	Income taxes
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
In accordance with federal and state tax laws, the Company and its subsidiaries file consolidated federal, state, and local income tax returns as well as stand-alone state and local tax returns. The Company also has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand-alone or combined basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries in the consolidated statement of operations. The countries where the Company owns subsidiaries and has tax filing obligations are the United Kingdom, Luxembourg, and Hong Kong.

v.	Foreign currency transactions
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
For subsidiaries that have designated the U.S. Dollar as their functional currency, securities and other assets and liabilities denominated in foreign currencies are translated into U.S. Dollar amounts at the date of valuation. Purchases and sales of securities and other assets and liabilities and the related income and expenses denominated in foreign currencies are translated into U.S. Dollar amounts on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on these balances from fluctuations arising from changes in market prices of securities and other assets/liabilities held or sold. Such fluctuations are included in the accompanying consolidated statements of operations as a component of net gains (losses) on securities, derivatives and other investments. Gains and losses primarily relating to foreign currency broker balances are included in Other income (loss) in the accompanying consolidated statements of operations.
w.    Recently issued accounting pronouncements
In January 2017, the FASB issued guidance which clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively, a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The new guidance provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.
In November 2016, the FASB issued guidance which reduces the diversity in practice as to how changes in restricted cash are presented and classified in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

statement of cash flows. The guidance does not provide a definition of restricted cash or restricted cash equivalents. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company currently presents its restricted cash and changes in its restricted cash, separately on its consolidated statement of financial condition and consolidated statements of cash flows respectively. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.
In October 2016, the FASB issued guidance to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. That is, under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.
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
In March 2016, as part of its simplification initiative, the FASB issued a new accounting pronouncement which simplified the requirements for share based payments. The guidance among other things covers the income tax consequences and classification of excess tax benefit and tax withholding on the statement of cash flows. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2016. The Company will reflect the impact in the Company’s consolidated statements of cash flows.
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
In March 2016, as part of its simplification initiative, the FASB issued a new accounting pronouncement which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The guidance is effective prospectively for reporting periods beginning after December 15, 2016. As of December 31, 2016 the Company determined that it does not have any impact from this pronouncement.
In March 2016, the FASB issued two amendments relating to Derivatives and Hedging. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The second amendment relates to Contingent Put and call option in a debt instrument and clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

instruments are clearly and closely related to their debt hosts when assessed under the current guidance. For public business entities the guidance is effective for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and its disclosures. As of December 31, 2016 the Company determined that it does not have any impact from this pronouncement.
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
In January 2016, as a joint project with International Accounting Standards Board (IASB), the FASB issued a new accounting pronouncement to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in the update made improvements to US GAAP for equity investments and investments carried at amortized cost. The guidance also simplifies the impairment assessment for equity investments and clarifies the need for valuation allowance on deferred tax asset related to available for sale securities. For public business entities the guidance is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and its disclosure.
In January 2017, the FASB issued guidance which simplify the subsequent measurement of goodwill, the new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.
4. Cash Collateral Pledged
As of December 31, 2016 and 2015, the Company pledged cash collateral in the amount of $7.8 million and $10.1 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has a letter of credit, in the amount of $5.5 million, due March 2017, for which cash is pledged as collateral under a reinsurance agreement. (See Note 19).
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2016 and 2015, securities owned, at fair value consisted of the following:

	As of December 31,
	2016	2015
	(dollars in thousands)
Common stocks (b)	$669,655	$515,108
Preferred stock (b)	15,811	25,563
Warrants and rights	8,335	3,059
U.S. Government securities (a) (b)	3,780	3,016
Corporate bonds (d)	3,029	47,192
Convertible bonds (c)	250	819
Trade claims	10	—
Mutual funds (b) (e)	6	14,477
	$700,876	$609,234

(a)
As of December 31, 2016, maturities ranged from February 2017 to December 2017 with an interest rate of 0%. As of December 31, 2015, maturities ranged from January 2016 to August 2016 with interest rates ranged between 0% to 5.95%.

(b)
The Company has elected the fair value option for investments in securities of preferred and common stocks with a fair value of $7.0 million and $5.2 million at December 31, 2016 and preferred and common stock with a fair value of $11.6 million and $9.4 million, respectively, at December 31, 2015. The Company has also elected the fair value option for investments in mutual funds and U.S. government securities with a fair value of $0.1 million and $3.8 million at December 31, 2016 and mutual funds and U.S. government securities with a fair value of $5.5 million and $3.0 million, respectively, at December 31, 2015, respectively.

(c)
As of December 31, 2016, the maturity was March 2018 with an interest rate of 8%. As of December 31, 2015, maturities ranged from July 2016 to March 2018 with interest rates ranged between 8% to 10.00%.

(d)
As of December 31, 2016, maturities ranged from January 2017 to January 2036 and interest rates ranged between 6.25% to 13.00%. As of December 31, 2015, maturities ranged from March 2016 to February 2046 and interest rates ranged between 3.25% to 9.00%.

(e)	Included in this amount as of December 31, 2015, are investments in affiliated funds of $13.4 million all of which was liquidated during the three months ended March 31, 2016.
Receivable on and Payable for derivative contracts, at fair value
The Company's direct involvement with derivative financial instruments includes total return swaps, futures, currency forwards, equity swaps, credit default swaps and options. The Company's derivatives trading activities exposes the Company to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets.
Upon issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (See Note 19), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of December 31, 2016 at $14.8 million and is included in payable for derivative contracts in the accompanying consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $14.8 million as of December 31, 2016 and is included in receivable on derivative contracts in the accompanying consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 7,012,196 shares of the Company's Class A common stock and have an initial exercise price of $28.72 per share

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of December 31,
	2016		2015
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$12,421	$104	$9,416	$189
Currency forwards	$80,608	592	$67,862	659
Swaps	$46,462	468	$118,488	2,327
Options other (a)	256,097	21,539	289,433	31,456
Foreign currency options	$57,051	198	$283,797	4,987
		$22,901		$39,618
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of December 31,
	2016		2015
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$38,345	$642	$11,995	$101
Currency forwards	$—	—	$44,156	463
Swaps	$9,533	181	$7,605	71
Options other (a)	23,726	19,939	16,632	20,548
		$20,762		$21,183
(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of December 31, 2016 and 2015. This table does not include the impact of over collateralization.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

				Gross amounts not offset in the Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of December 31, 2016
Receivable on derivative contracts, at fair value	$22,901	$—	$22,901	$—	$1,382	$21,519
Payable for derivative contracts, at fair value	20,762	—	20,762	—	181	20,581

As of December 31, 2015
Receivable on derivative contracts, at fair value	39,618	—	39,618	—	9,339	30,279
Payable for derivative contracts, at fair value	21,183	—	21,183	—	534	20,649

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(11.2) million ,$(5.6) million and $(0.5) million for the years ended December 31, 2016, 2015, and 2014 respectively, and are included in other income in the accompanying consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 19) and exchange traded derivatives, the Company is required to post/receive collateral. As of December 31, 2016 and 2015, collateral consisting of $17.1 million and $27.1 million of cash, respectively, is included in receivable from brokers and payable to brokers on the accompanying consolidated statements of financial condition. As of December 31, 2016 and 2015 all derivative contracts were with multiple major financial institutions.
Other investments
As of December 31, 2016 and 2015, other investments included the following:

	As of December 31,
	2016	2015
	(dollars in thousands)
Portfolio Funds, at fair value (1)	$120,023	$114,281
Equity method investments (2)	36,991	27,067
Lehman claims, at fair value	265	299
	$157,279	$141,647

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of December 31, 2016 and 2015, included the following:

	As of December 31,
	2016	2015
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$27,424	$20,369
Formation8 Partners Fund I, L.P. (f)	22,234	19,454
RCG Longview Debt Fund V, L.P. (i) (*)	16,187	18,147
HealthCare Royalty Partners LP (a)(*)	7,147	12,127
Quadratic Fund LLC (k) (*)	6,729	—
Green Energy Metals Fund, LP (o)	6,241	—
Starboard Partners Fund LP (d)(*)	5,067	14,036
Orchard Square Partners Credit Fund LP (b)	4,327	4,170
RCG LPP2 PNW5 Co-Invest, L.P. (j) (*)	3,152	2,468
HealthCare Royalty Partners II LP (a)(*)	2,091	6,006
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.) (g)	1,790	1,101
Lagunita Biosciences, LLC (n)	1,698	1,000
Starboard Leaders Fund LP (e)(*)	1,231	1,080
RCGL 12E13th LLC (i) (*)	348	609
RCG LV Park Lane LLC (h) (*)	—	809
Other private investment (l) (*)	8,548	6,909
Other affiliated funds (m)(*)	5,809	5,996
	$120,023	$114,281
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

(h)
RCG LV Park Lane LLC was a single purpose entity formed to participate in a joint venture which acquired, at a discount, the mortgage notes on a portfolio of multifamily real estate properties located in Birmingham, Alabama.  RCG LV Park Lane LLC is a private equity fund and therefore distributions will be made when the underlying investments are liquidated.

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

(n)
Lagunita Biosciences, LLC, a healthcare investment company that creates and grows early stage companies to commercialize impactful translational science that addresses significant clinical needs, is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(o)
The Green Energy Metals Fund, LP invests the vast majority of its capital in physical off-exchange traded minor metals that are crucial to the production and sustainability of clean energy, emerging technology and energy efficiency. The Company is invested in a managed account specifically targeting Cobalt. The Green Energy Metals Fund, LP is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(2)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 57%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and in Surf House Ocean Views Holdings, LLC. The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist hedge funds and related managed accounts and c) Surf House Ocean Views Holdings, LLC which is a joint venture in a real estate development project. The Company recorded no impairment charges in relation to its equity method investments for the years ended December 31, 2016, 2015 and 2014.
The Company holds a non-controlling financial interest in Starboard Value entities. The independent portfolio managers are responsible for activities which are significant to the overall business and hold the majority of the equity interest. The Starboard Value entities were formed to provide a full range of investment advisory and management services and act as a general partner, investment advisor, and pension advisor or in similar capacity to clients. In accordance with the respective offering documents of the underlying funds, Starboard Value entities are entitled to a fixed percentage of management fee and performance fees. The principal owners of Starboard Value exercised their right to acquire a portion of the Company’s ownership interest in the activist business for a gain of $9.6 million which is recorded in Other Income (Loss) in the accompanying Consolidated Statements of Operations and Due From Related Parties in the accompanying Consolidated Statements of Financial Condition. The sale price is being financed through the profits of the relevant Starboard entities over a five year period and earns interest at 5% per annum.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of December 31,
	2016	2015
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$13,522	$—
Starboard Value LP	12,501	15,769
RCG Longview Debt Fund V Partners, LLC	7,256	4,655
RCG Longview Management, LLC	656	656
HealthCare Royalty GP, LLC	583	989
HealthCare Royalty GP II, LLC	354	1,017
RCG Longview Debt Fund IV Management, LLC	331	331
HealthCare Royalty GP III, LLC	208	88
RCG Kennedy House, LLC	183	304
RCG Longview Equity Management, LLC	114	114
HealthCare Overflow Fund GP, LLC	68	—
Urban American Real Estate Fund II, LLC	—	1,211
RCG Urban American Management, LLC	—	379
RCG Urban American, LLC	—	120
Other	1,215	1,434
	$36,991	$27,067
For the period ended December 31, 2016, one equity method investments have met the significance criteria as defined under Regulation S-X Rule 4-08(g) of the SEC guidance. As such, the Company is presenting the following summarized financial information:

	As of December 31,
	2016	2015
	(dollars in thousands)
Assets
Cash	$1,176	$213
Performance & management fee receivable	10,146	16,839
Investments in Portfolio Funds, at fair value	2,490	3,425
Liabilities	5,604	—
Equity	$8,208	$20,477

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Revenues	$24,008	$(19,246)	$90,905
Expenses	—	—	—
Net realized and unrealized gains (losses)	301	(221)	734
Net Income	$24,309	$(19,467)	$91,639
For the period ended December 31, 2016, equity method investments held by the Company in aggregate have met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized financial information for these significant investees for the years ended December 31, 2016, 2015 and 2014, and such information is as follows.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2016	2015
	(dollars in thousands)
Assets	$88,965	$96,529
Liabilities	22,504	10,669
Equity	$66,461	$85,860

Other equity method investment	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Revenues	$90,337	$38,571	$139,360
Expenses	(34,490)	(20,658)	(20,044)
Net realized and unrealized gains (losses)	(6,305)	9,715	12,342
Net Income	$49,542	$27,628	$131,658
As of December 31, 2016 and 2015, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was a gain of $14.4 million, $3.4 million, and $49.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of December 31, 2016 and 2015, securities sold, not yet purchased, at fair value consisted of the following:

	As of December 31,
	2016	2015
	(dollars in thousands)
Common stocks	$263,460	$257,101
Corporate bonds (a)	2,591	58
Warrants and rights	39	—
	$266,090	$257,159

(a)	As of December 31, 2016 and 2015, the maturities ranged from April 2021 to January 2036 with interest rates ranged between 5.50% to 6.25%.
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.3 billion and $1.0 billion as of December 31, 2016 and $3.1 billion and $473.3 million as of December 31, 2015, respectively. In addition, the maximum exposure relating to these variable interest entities as of December 31, 2016 was $508.1 million, and as of December 31, 2015 was $327.8 million, all of

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

which is included in other investments, at fair value in the accompanying consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies.

b.	Consolidated Funds
Securities owned, at fair value
As of December 31, 2016 and 2015, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of December 31,
	2016	2015
	(dollars in thousands)
Preferred stock	$37,343	$32,000
Common stocks	28,474	—
U.S. Government securities (a)	6,994	—
Corporate bonds (b)	4,214	—
Term Loan	2,209	—
Warrants and rights	3	—
	$79,237	$32,000
(a) As of December 31, 2016, the maturity was March 2017 with an interest rate of 0%.
(b) As of December 31, 2016, maturities ranged from October 2017 to June 2038 and interest rates ranged between 0% and 14.37%.
Securities sold, not yet purchased, at fair value
As of December 31, 2016, securities sold, not yet purchased, at fair value, held by the Consolidated Funds consisted of the following:

As of December 31, 2016
(dollars in thousands)
Corporate bonds (a)	$672
Common stocks	211
$883
(a) As of December 31, 2016, maturities ranged from September 2019 to September 2023 and interest rates ranged between 4.38% and 9.25%.
Receivable on derivative contracts
As of December 31, 2016, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

As of December 31, 2016
(dollars in thousands)
Currency forwards	$18
Equity swaps	731
Options	144
$893

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Payable for derivative contracts
As of December 31, 2016, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

As of December 31, 2016
(dollars in thousands)
Currency forwards	$10
Futures	495
Options	67
$572
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of December 31, 2016 and 2015, investments in Portfolio Funds, at fair value, included the following:

	As of December 31,
	2016	2015
	(dollars in thousands)
Investments of Enterprise LP	$114,159	$111,075
Investments of Merger Fund	281,572	74,348
Investments of Caerus Select Fund LP	5,734	—
Investments of Quadratic LLC	—	78,395
	$401,465	$263,818
Consolidated portfolio fund investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $114.2 million and $111.1 million in Enterprise Master as of December 31, 2016 and 2015, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $281.6 million and $74.3 million in Merger Master as of December 31, 2016 and 2015, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on markets conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Consolidated portfolio fund investments of Caerus LP
Caerus LP operates under a “master-feeder” structure, whereby Caerus Select Master Fund Ltd's ("Caerus Master") shareholder is Caerus LP. The consolidated investments in Portfolio Funds include Caerus LP's investment of $5.7 million in Caerus Master as of December 31, 2016. Caerus Master’s investment objective is to achieve superior risk-adjusted rates of return that bear little correlation to the overall market.  Caerus Master seeks to achieve this objective by utilizing a long/short investment strategy, investing primarily in equities and options on equities that trade on major global market exchanges. Caerus Master focuses on investments in the global consumer sector, including, but not limited to, securities in sub-sectors such as retail, apparel and footwear, restaurants, gaming and lodging, consumer products, food and beverage, consumer technology, media, transportation and homebuilding and building materials. There are no unfunded commitments at Caerus LP.
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
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of December 31, 2016 and 2015, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There were no indirect concentrations that exceeded 5% of the Company's equity as of December 31, 2016 and 2015.
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of December 31, 2016 and 2015:
Securities owned by Enterprise Master, at fair value

	As of December 31,
	2016	2015
	(dollars in thousands)
Preferred stock	$1,581	$1,484
Common stock	835	724
Rights	—	321
Trade claims	—	128
Restricted stock	—	124
	$2,416	$2,781
Receivable/(Payable) on derivative contracts, at fair value, owned by Enterprise Master

	As of December 31,
	2016	2015
Description	(dollars in thousands)
Currency forwards	$—	$(4)
	$—	$(4)

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31,
		2016	2015
	Strategy	(dollars in thousands)
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	$101,832	$81,544
RCG Longview Equity Fund, LP*	Real Estate	4,744	7,635
RCG Longview Debt Fund IV, LP*	Real Estate	1,637	3,577
RCG Longview II, LP*	Real Estate	836	698
RCG Renergys, LLC*	Energy	1	1
RCG Energy, LLC *	Energy	—	1,189
RCG Soundview, LLC*	Real Estate	—	452
RCG Urban American Real Estate Fund, L.P.*	Real Estate	—	312
Other Private Investments	Various	8,682	10,515
Other Real Estate Investments *	Real Estate	295	5,753
		$118,027	$111,676

*	Affiliates of the Company.
Merger Master
Securities owned by Merger Master, at fair value

	As of December 31,
	2016	2015
	(dollars in thousands)
Common stocks	$835,672	$157,429
Corporate bonds (a)	—	492
	$835,672	$157,921

(a)	As of December 31, 2015, the maturity was June 2024 with an interest rate of 5.25%.
Securities sold, not yet purchased, by Merger Master, at fair value
As of December 31, 2016 and 2015, Merger Master held common stock, sold not yet purchased, of $395.5 million and $73.8 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of December 31,
	2016	2015
Description	(dollars in thousands)
Options	$4,264	$1,275
Equity swaps	255	1,001
Currency forwards	—	235
	$4,519	$2,511
Payable for derivative contracts, at fair value, owned by Merger Master

	As of December 31,
	2016	2015
Description	(dollars in thousands)
Options	$2,285	$563
Equity swaps	123	30
	$2,408	$593

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Caerus Master
As of December 31, 2016, Caerus Master held common stock, of $3.2 million and common stock, sold not yet purchased, of $2.6 million.
6. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2016 and 2015:

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$3,780	$—	$—	$3,780
Preferred stock	—	—	15,811	15,811
Common stocks	658,179	1,355	10,121	669,655
Convertible bonds	—	—	250	250
Corporate bonds	—	2,477	552	3,029
Trade claims	—	—	10	10
Warrants and rights	4,616	—	3,719	8,335
Mutual funds	6	—	—	6
Receivable on derivative contracts, at fair value
Futures	104	—	—	104
Currency forwards	—	592	—	592
Swaps	—	468	—	468
Options	6,662	322	14,753	21,737
Other investments
Lehman claim	—	—	265	265
Consolidated funds
Securities owned
US Government securities	6,994	—	—	6,994
Preferred stock	—	415	36,928	37,343
Common stocks	19,467	8,712	295	28,474
Corporate Bonds	—	4,214	—	4,214
Warrants and rights	—	—	3	3
Term loan	—	1,552	657	2,209
Receivable on derivative contracts, at fair value
Currency forwards	—	18	—	18
Futures	—	731	—	731
Options	132	12	—	144
	$699,940	$20,868	$83,364	$804,172
Percentage of total assets measured at fair value	87.0%	2.6%	10.4%
Portfolio funds measured at net asset value (a)				120,023
Consolidated funds' portfolio funds measured at net asset value (a)				401,465
Equity method investments				36,991
Total investments				$1,362,651

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stocks	$263,460	$—	$—	$263,460
Corporate bonds	—	2,591	—	2,591
Warrants and rights	39	—	—	39
Payable for derivative contracts, at fair value
Futures	642	—	—	642
Swaps	—	181	—	181
Options	5,186	—	14,753	19,939
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	5,997	5,997
Consolidated funds
Securities sold, not yet purchased
Common stocks	211	—	—	211
Corporate bonds	—	672	—	672
Payable for derivative contracts, at fair value
Currency forwards	—	10	—	10
Options	67	—	—	67
Futures	—	495	—	495
	$269,605	$3,949	$20,750	$294,304
Percentage of total liabilities measured at fair value	91.6%	1.3%	7.1%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the third and fourth quarter of 2015 and the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain revenue targets are achieved through the periods ended August 2016, December 2018, December 2020, and June 2018, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of December 31, 2016 can range from $0.1 million to $15.1 million.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$3,016	$—	$—	$3,016
Preferred stock	7,891	4,800	12,872	25,563
Common stocks	505,303	7,527	2,278	515,108
Convertible bonds	—	—	819	819
Corporate bonds	—	47,192	—	47,192
Warrants and rights	487	—	2,572	3,059
Mutual funds	14,477	—	—	14,477
Receivable on derivative contracts, at fair value
Futures	189	—	—	189
Currency forwards	—	659	—	659
Equity swaps	—	2,327	—	2,327
Options	11,895	6,354	18,194	36,443
Other investments
Lehman claim	—	—	299	299
Consolidated funds
Preferred stock	—	—	32,000	32,000
	$543,258	$68,859	$69,034	$681,151
Percentage of total assets measured at fair value	79.8%	10.1%	10.1%
Portfolio funds measured at net asset value (a)				114,281
Consolidated funds' portfolio funds measured at net asset value (a)				263,818
Equity method investments				27,067
Total investments				$1,086,317

	Liabilities at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities sold, not yet purchased
Common stocks	$257,101	$—	$—	$257,101
Corporate bonds	—	58	—	58
Payable for derivative contracts, at fair value
Futures	101	—	—	101
Currency forwards	—	463	—	463
Equity and credit default swaps	—	71	—	71
Options	2,354	—	18,194	20,548
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	6,158	6,158
	$259,556	$592	$24,352	$284,500
Percentage of total liabilities measured at fair value	91.2%	0.2%	8.6%
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following table includes a rollforward of the amounts for the year ended December 31, 2016 and 2015, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Year Ended December 31, 2016
	Balance at December 31, 2015	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2016	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,872	$—		$(1,000)	(a)	$3,717	$(218)	$440	$15,811	$34
Common stocks	2,278	—		—		7,099	(3,222)	3,966	10,121	3,972
Convertible bonds	819	—		—		—	(569)	—	250	—
Corporate bond	—	675	(c)	—		279	(325)	(77)	552	(111)
Options, asset	18,194	—		—		—	—	(3,441)	14,753	(3,441)
Options, liability	18,194	—		—		—	—	(3,441)	14,753	(3,441)
Warrants and Rights	2,572	—		—		1,914	(817)	50	3,719	79
Trade claims	—	—		—		10	—	—	10	—
Lehman claim	299	—		—		—	—	(34)	265	(35)
Contingent consideration liability	6,158	—		—		2,397	(4,697)	2,139	5,997	—
Consolidated Funds
Preferred stock	32,000	—		(11,000)	(a)	13,483	—	2,445	36,928	2,445
Common stocks	—	—		—		314	—	(19)	295	(19)
Warrants and rights	—	—		—		—	—	3	3	3
Term Loan	—	—		—		590	—	67	657	67

	Year Ended December 31, 2015
	Balance at December 31, 2014	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2015	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,517	$—		$(11,322)	(a) (b)	$14,850	$(6,665)	$3,492	$12,872	$217
Common stocks	412	—		—		2,398	(441)	(91)	2,278	90
Convertible bonds	900	—		—		250	—	(331)	819	(331)
Options, asset	36,807	—		—		—	—	(18,613)	18,194	(18,613)
Options, liability	36,807	—		—		—	—	(18,613)	18,194	(18,613)
Warrants and Rights, asset	1,322	—		—		824	(71)	497	2,572	715
Lehman claim	380	—		—		—	—	(81)	299	(81)
Contingent consideration liability	4,083	—		—		3,600	(1,725)	200	6,158	200
Consolidated Funds
Preferred Stock	—	7,000	(b)	—		25,000	—	—	32,000	—
Lehman claim	493	—		—		—	(739)	246	—	—
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying consolidated statements of operations.
(a) The investments were converted to common stock.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

(b) The Company transferred investments to a consolidated fund.
(c) The investment undertook a reorganization and subsequently is not traded in an active market.
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
During the years ended December 31, 2016, 2015 and 2014, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of December 31, 2016 and 2015 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2016	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$10,917	Guideline companies/transaction price Option pricing method, discounted cash flow	Volatility Market multiples Discount rate	37% 0.8x to 9.3x 9.5% to 10%
Corporate and Convertible bonds	520	Discounted cash flows	Market multiples Discount rate	6x 20%
Warrants and rights, net	3,719	Model based	Volatility	30% to 85% (weighted average 73%)
Options	14,753	Option pricing models	Volatility	40%
Other level 3 assets (a)	53,455
Total level 3 assets	83,364
Level 3 Liabilities
Options	14,753	Option pricing models	Volatility	40%
Contingent consideration	5,997	Discounted cash flows	Projected cash flow and discount rate	8% - 25% (weighted average 23%)
Total level 3 liabilities	$20,750

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2015	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$2,569	Market multiples and option pricing method	Volatility Market multiples	34% 1x to 4.75x
Convertible bonds	819	Recovery analysis	Recovery rate	50%
Warrants and rights, net	2,572	Model based	Volatility	18% to 61% (weighted average 43%)
Options	18,194	Option pricing models	Volatility	38%
Other level 3 assets (a)	44,880
Total level 3 assets	69,034
Level 3 Liabilities
Options	18,194	Option pricing models	Volatility Credit spreads	38%
Contingent consideration	6,158	Discounted cash flows	Projected cash flow and discount rate	6.6% - 24.5% (weighted average 16.4%)
Total level 3 liabilities	$24,352

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at December 31, 2016 and 2015, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2016				December 31, 2015				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$112,014		$112,014		$158,485		$158,485		Level 1
Cash collateral pledged	13,342		13,342		10,085		10,085		Level 2
Loans receivable	31,088		31,088	(d)	65,612		65,612	(d)	Level 3
Consolidated funds
Cash and cash equivalents	17,761		17,761		13,934		13,934		Level 1
Financial Liabilities
Convertible debt	130,029	(a)	149,545	(b)	122,401	(a)	144,946	(b)	Level 2
Notes payable and other debt	77,030		80,817	(c)	68,565		71,945	(c)	Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $17.8 million and $24.7 million as of December 31, 2016 and 2015.

(b)	The convertible debt includes the conversion option and is based on the last broker quote available.

(c)	Notes payable and other debt are based on the last broker quote available.

(d)	The fair market value of level 3 loans is calculated using discounted cash flows.
7. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are presented net (assets less liabilities) across balances with the same broker. As of December 31, 2016 and 2015, receivable from brokers was $87.8 million and $117.8 million, respectively. Payable to brokers was $210.3 million and $131.8 million as of December 31, 2016 and 2015, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.
8. Fixed Assets
As of December 31, 2016 and 2015, fixed assets consisted of the following:

	As of December 31,
	2016	2015
	(dollars in thousands)
Telephone and computer equipment	$2,787	$6,521
Computer software	2,167	1,680
Furniture and fixtures	1,204	6,131
Leasehold improvements	35,092	35,215
Assets acquired under capital leases—equipment	4,075	7,637
Aircraft and related equipment	20,893	—
Other	57	—
	66,275	57,184
Less: Accumulated depreciation and amortization	(23,867)	(29,953)
	$42,408	$27,231
Depreciation and amortization expense related to fixed assets was $7.7 million, $6.8 million and $6.6 million for the years ended December 31, 2016, 2015, and 2014, respectively and are included in depreciation and amortization expense in the accompanying consolidated statements of operations.
On April 22, 2016, the Company entered into a transaction whereby the Company acquired a portfolio of four specialized aircraft which were on lease (See Note 2). During the year ended December 31, 2016, the Company purchased two aircraft and

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

entered into two additional lease agreements. As of December 31, 2016 aircraft and related equipment of $20.9 million is held for leasing purposes. Depreciation expense related to leased assets was $1.7 million for the year ended December 31, 2016. As of December 31, 2016 accumulated depreciation related to leased assets was $1.7 million.
Assets acquired under capital leases were $4.1 million and $7.6 million as of December 31, 2016 and 2015, respectively. If the assets acquired under capital leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. The depreciation of assets capitalized under capital leases is included in depreciation and amortization expenses and was $1.2 million, $1.5 million, and $1.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 accumulated depreciation related to assets acquired under capital leases was $2.4 million.
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
In connection with the CRT transaction (See Note 2), in May 2016, the Company recognized goodwill of $3.5 million. Goodwill, which primarily relates to expected synergies from combining operations, is fully deductible for tax purposes and has been assigned to the broker-dealer segment of the Company.
On September 23, 2016, the Company and the portfolio managers of RASL completed the sale of their respective ownership interests in RASL, an investment advisor. In contemplation with the sale transaction, the Company allocated $1.2 million of goodwill to the RASL disposal group (See Note 2) which was included in the alternative investment reporting unit.
No impairment charges for goodwill were recognized during the years ended December 31, 2016 and 2015, respectively.
Based on the results of the impairment analysis as of December 31, 2016, the Company did not recognize any impairment relating to the alternative investment or broker dealer reporting units.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the changes in the Company's goodwill balance, by reporting unit for the years ended December 31, 2016, 2015, and 2014:

	Alternative Investment	Broker- Dealer	Total
	(dollars in thousands)
Beginning balance - December 31, 2014
Goodwill	$30,228	$24,363	$54,591
Accumulated impairment charges	(10,200)	(9,485)	(19,685)
Net	20,028	14,878	34,906

Activity: 2015
Recognized goodwill	—	23,455	23,455
Goodwill impairment charges	—	—	—

Ending balance: December 31, 2015
Goodwill	30,228	47,818	78,046
Accumulated impairment charges	(10,200)	(9,485)	(19,685)
Net	20,028	38,333	58,361

Activity: 2016
Recognized goodwill	—	3,519	3,519
Goodwill allocated to disposal group	(1,202)	—	(1,202)
Goodwill impairment charges	—	—	—

Ending balance: December 31, 2016
Goodwill	29,026	51,337	80,363
Accumulated impairment charges	(10,200)	(9,485)	(19,685)
Net	$18,826	$41,852	$60,678
Intangible assets
Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2016 and 2015.

		December 31, 2016			December 31, 2015
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Investment contracts	5	$—	$—	$—	$3,900	$(3,900)	$—
Trade names	1 - 7.5	9,962	(9,689)	273	9,712	(8,897)	815
Customer relationships	3 - 14	33,874	(12,948)	20,926	29,484	(10,338)	19,146
Customer contracts	1.2	800	(800)	—	800	(800)	—
Non compete agreements and covenants with limiting conditions acquired	3 - 5	2,268	(818)	1,450	1,831	(172)	1,659
Intellectual property	3 - 10	8,283	(5,163)	3,120	8,237	(4,194)	4,043
		$55,187	$(29,418)	$25,769	$53,964	$(28,301)	$25,663
The Company tests intangible assets for impairment if events or circumstances suggest that the asset groups carrying value may not be fully recoverable. For the years ended December 31, 2016 and 2015, no impairment charge for intangible assets was recognized.
In connection with the CRT transaction (See Note 2), in May 2016, the Company recognized intangible assets (including customer relationships, trade name, intellectual property and non-compete arrangements) with an estimated fair value of $5.1

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

million which are included within intangible assets, net in the condensed consolidation statements of financial condition with the expected useful lives ranging from 1 to 9 years with a weighted average useful life of 8.1 years.
Amortization expense related to intangible assets was $5.0 million, $2.7 million, and $3.6 million (including impairment charges of $0.9 million related to the broker-dealer segment) for the years ended December 31, 2016, 2015, and 2014, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. All of the Company's intangible assets have finite lives.
The estimated future amortization expense for the Company's intangible assets as of December 31, 2016 is as follows:

(dollars in thousands)
2017	$4,681
2018	3,688
2019	2,929
2020	2,733
2021	2,674
Thereafter	9,064
$25,769
10. Other Assets
Other assets in Operating Entities are as follows:

	As of December 31,
	2016	2015
	(dollars in thousands)
Prepaid expenses	10,669	7,783
Deposits	5,322	674
Reinsurance receivables, net (d)	5,187	—
Loan receivable (a)	3,700	8,000
Tax receivables	3,267	2,855
Miscellaneous receivables (See Note 2)	1,313	2,788
Interest and dividends receivable	718	2,006
Deferred acquisition costs (d)	677	—
Deferred rent asset	52	341
Short term bridge loan (b)	—	38,000
Other (c)	7,501	9,084
	$38,406	$71,531
(a) As of December 31, 2016, the maturity was August 2017 with interest rate of 12%.
(b) As of December 31, 2015, the maturity was February 2016, was secured by the real estate assets and had an effective annualized interest rate of 8%.
(c) Included in this amount is $4.5 million, due January 2024, with interest rate of 8% for the first five years and 8.5% for the remainder of the term, related to the Company's commercial reinsurance activities.
(d) Balances relate to the Company's reinsurance business entered into during 2016 (See Note 13 ).

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2016	2015
	(dollars in thousands)
Deferred rent obligations (see Note 3(k))	$10,335	$11,979
Contingent consideration payable (see Note 2)	5,997	6,158
Equity in RCG Longview Partners II, LLC (see Note 5a(3))	5,948	5,969
Interest and dividends payable	3,541	3,574
Loss reserves and claims incurred but not reported (a)	3,455	—
Professional fees payable	3,143	4,811
Unearned premiums (a)	2,375	—
Fees payable	1,093	1,555
Accrued tax liabilities	456	1,236
Deferred income	353	428
Litigation reserve	—	1,300
Accrued expenses and accounts payable	14,419	15,223
	$51,115	$52,233
(a) Balances relate to the Company's reinsurance business entered into during 2016 (See Note 13 ).
12. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of December 31,
	2016	2015
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$7,638	$10,906
Consolidated funds	371,567	176,005
	$379,205	$186,911

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$3,717	$9,503	$10,094
Consolidated funds	3,165	5,743	5,470
	$6,882	$15,246	$15,564
13. Reinsurance
The Company’s wholly-owned Luxembourg subsidiary, Hollenfels Re SA (“Hollenfels”) provides reinsurance to third party insurance and reinsurance companies. As Hollenfels started its operations in 2016, all claims it experienced (reported or not reported) were from the 2016 accident year. During the twelve months ended December 31, 2016, Hollenfels’ share of incurred and paid claims, as reported to it by the underlying insurance and reinsurance companies, amounted to $10.9 million. For the same period, Hollenfels’ share of claims incurred but not reported plus expected development on reported claims totaled $3.5 million. Hollenfels generally employs an estimation methodology whereby historical average claims ratios over a period of 5 or 10 years, based on availability of data, are utilized. In cases where an event may have occurred that could give rise to claims in excess of the amount calculated using the above-mentioned methodology, then actuarial methods are used to calculate the impact of such an event. Hollenfels did not change its methodology for determining claim liability or claim adjustment expenses.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. This is because certain contracts Hollenfels has written are on a quota-share basis and others provide aggregate loss protection and the underlying information is not available for all contracts. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the twelve months ended December 31, 2016. As a result, the figures above are the same as reported on the Company’s balance sheet.
14. Other Revenues and Expenses

On September 23, 2016, the Company and the portfolio managers RASL completed the sale of their respective ownership interests in RASL (See Note 2). Along with the target working capital transferred at closing, the Company also allocated a portion of goodwill associated with the alternative investment segment to the sale price (See Note 9) which is shown net in other revenues in the accompanying consolidated statements of operations.
Upon closing of the sale of the Company's long/short credit business, on December 31, 2014, the company recorded a gain of $4.5 million included in other revenues in the accompanying consolidated statements of operations (See Note 2).
During the fourth quarter of 2014, the company adjusted the value of the contingent liability related to the securities lending business by $2.1 million due to the Company's decision to wind down the operations of the business. This amount is included in other revenues in the accompanying consolidated statements of operations (See Note 2).
Other expenses, during the years ended December 31, 2016, 2015, and 2014, are primarily the general administrative expenses of the various operating company subsidiaries or the Consolidated Funds.
15. Share-Based and Deferred Compensation and Employee Ownership Plans
On December 5, 2016, the Company effected a one-for-four reverse stock split of our class A and class B common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of December 31, 2016, there were approximately 0.1 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $25.9 million of deferred cash awards to its employees during the year ended December 31, 2016. These awards vest over a four year period and accrue interest between 0.70% to 0.75% per year. As of December 31, 2016, the Company had unrecognized compensation expense related to deferred cash awards of $32.9 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized compensation expense of $26.0 million, $21.7 million, and $18.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The income tax effect recognized for the Equity Plans was a benefit of $11.4 million, $5.0 million, and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

        Dividend yield.    The Company has not paid and does not expect to pay dividends in the foreseeable future. Accordingly, the assumed dividend yield is zero.
The following table summarizes the Company's stock option activity for the years ended December 31, 2016 and 2015:

	Shares Subject to Option (2)	Weighted Average Exercise Price/Share (2)	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2014	54,168	$22.6	1.6	$87
Options granted	—	—	—	—
Options acquired	—	—	—	—
Options exercised	(25,000)	15.84	—	—
Options forfeited	—	—	—	—
Options expired	(25,001)	29.96	—	—
Balance outstanding at December 31, 2015	4,167	$19.56	1.10	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Balance outstanding at December 31, 2016	4,167	$19.56	0.10	$—
Options exercisable at December 31, 2015	4,167	$19.56	1.10	$—
Options exercisable at December 31, 2016	4,167	$19.56	0.10	$—

(1)	Based on the Company's closing stock price of $15.50 on December 31, 2016 and $15.32 on December 31, 2015.

(2)	Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
As of December 31, 2016, the Company's stock options were fully expensed.
The following table summarizes the Company's SAR's for the years ended December 31, 2016 and 2015:

	Shares Subject to Option (2)	Weighted Average Exercise Price/Share (2)	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2014	100,000	$11.60	3.21	$913
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at December 31, 2015	100,000	$11.60	2.21	$558
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at December 31, 2016	100,000	$11.60	1.21	$435
SAR's exercisable at December 31, 2015	—	$—	—	$—
SAR's exercisable at December 31, 2016	—	$—	—	$—

(1)	Based on the Company's closing stock price of $15.50 on December 31, 2016 and $15.32 on December 31, 2015.

(2)	Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
As of December 31, 2016 and 2015, the unrecognized compensation expense related to the Company's grant of SAR's was $0.1 million and $0.1 million, respectively.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the years ended December 31, 2016 and 2015:

	Nonvested Restricted Shares and Restricted Stock Units (2)	Weighted-Average Grant Date Fair Value (2)
Balance outstanding at December 31, 2014	4,413,646	$14.80
Granted (1)	2,260,901	17.96
Vested	(1,047,072)	12.32
Canceled	—	—
Forfeited	(257,384)	13.68
Balance outstanding at December 31, 2015	5,370,091	$16.68
Granted (1)	2,157,403	14.02
Vested	(1,487,092)	14.95
Canceled	—	—
Forfeited	(322,470)	14.89
Balance outstanding at December 31, 2016 (1)	5,717,932	$16.23
(1) Performance linked restricted stock units of 481,438 were awarded to employees of the Company in December 2013 and January 2014. An additional 700,000 performance linked restricted stock units were awarded in March 2016. Of the awards granted, 96,875 have been forfeited through December 31, 2016. The remaining awards, included in the outstanding balance as of December 31, 2016, will vest between March 2019 and December 2020 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from 0, if performance goals are not met, to as much as 150% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
(2) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of December 31, 2016, there was $60.6 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.49 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 56,100 restricted stock units awarded during the year ended December 31, 2016. As of December 31, 2016 there were 162,176 restricted stock units outstanding.
16. Defined Contribution Plans
The Company sponsors a Retirement and Savings Plan which is a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the "401k Plans"). All full-time employees of the Company can contribute on a tax deferred basis to the 401k Plans up to federal contribution limits or up to 100% of their annual compensation, subject to certain limitations. The Company provides matching contributions for certain employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401k Plans. For the years ended December 31, 2016 and 2015, the Company's contributions to the Plans were $0.5 million and $0.5 million, respectively. The Company did not contribute to the Plans during the year ended December 31, 2014.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The components of the Company's income tax expense for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Current tax expense/(benefit)
Federal	$1,268	$(635)	$2,247
State and local	1,972	313	573
Foreign	262	348	341
Total	$3,502	$26	$3,161
Deferred tax expense/(benefit)
Federal	$(22,834)	$(37,979)	$(99,284)
State and local	(1,900)	(7,420)	(28,825)
Foreign	2,140	(2,123)	4
Total	(22,594)	(47,522)	(128,105)
Total Tax expense/(benefit)	$(19,092)	$(47,496)	$(124,944)
Consolidated U.S. income/(loss) before income taxes was $(29.5) million in 2016, $8 million in 2015, and $56.7 million in 2014. The corresponding amounts for non-U.S.-based income/(loss) were $(2.0) million in 2016, $3.5 million in 2015, and $1.1 million in 2014.
The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2016, 2015, and 2014 are as follows:

	Year ended December 31,
	2016	2015	2014
Pre-tax loss at U.S. statutory rate	35.0%	35.0%	35.0%
Deferred asset recognition	—	(323.8)	—
Unrecognized gains on foreign subsidiaries	38.7	—	—
Change in valuation allowance	(6.7)	—	(252.7)
Impact of change in NY tax law	—	(27.9)	—
State and foreign tax	1.3	(39.6)	5.8
Minority interest reversal	1.3	(46.5)	(9.4)
Other, net	(9.0)	(11.0)	5.3
Total	60.6%	(413.8)%	(216.0)%
As of December 31, 2016, the Company has net income taxes receivable of approximately $2.0 million representing Federal and foreign tax overpayments, which is included in other assets on the accompanying consolidated statements of financial condition. The Company also has state income taxes payable of $0.02 million, which is included in other liabilities on the accompanying consolidated statements of financial condition.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Net operating loss	$126,037	$110,904
Deferred compensation	44,966	65,162
Goodwill	4,758	7,009
Fixed assets	3,541	2,003
Tax credits	2,898	1,630
Acquired lease liability	4,111	4,843
Other	2,238	2,317
Total deferred tax assets	188,549	193,868
Valuation allowance	(2,119)	—
Deferred tax assets, net of valuation allowance	186,430	193,868
Deferred tax liabilities
Basis difference on investments	—	(15,352)
Unrealized gains on investments	(20,774)	(34,613)
Intangible assets	—	(296)
Other	—	(47)
Total deferred tax liabilities	(20,774)	(50,308)
Deferred tax assets/(liabilities), net	$165,656	$143,560
Deferred tax assets, net of valuation allowance, are reported in the accompanying consolidated statements of financial condition. In addition to the deferred tax balances in the table above, the Company records balances related to its operating losses in Luxembourg, which are discussed below.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. The Company recorded approximately $2.1 million valuation allowance against its deferred tax assets of $188.5 million as of December 31, 2016 and recorded no valuation allowance against its deferred tax assets of $193.9 million as of December 31, 2015. Separately, the Company has deferred tax liabilities of $20.8 million as of December 31, 2016, and $50.3 million as of December 31, 2015.
In December 2016, the Company recorded a deferred tax benefit of $22.6 million which was derived by the release of deferred tax liabilities related to the previous acquisitions by a local subsidiary, and reversal of temporary items during the course of normal operations. The deferred tax benefit of $47.5 million in December 31, 2015 was mainly represented the deferred tax benefits generated by an acquisition of a local subsidiary. At the time of the acquisition, pursuant to an Advance Tax Agreement, the local subsidiary generated deferred tax assets that fully offsets the deferred tax liabilities of the acquired company, resulting in the recognition of the deferred tax benefit in 2015. The deferred tax benefit of $128.1 million recorded in December 31, 2014, predominantly represented the release of valuation allowance due to the anticipation of future profits.
The Company has the following net operating loss carryforwards at December 31, 2016:

	Federal	California	Massachusetts	Illinois	New York State	New York City	Hong Kong
Jurisdiction:
Net operating loss (in millions)	$296.7	$61.8	$31.5	$12.3	$95.6	$142.8	$12.8
Year of expiration	2036	2036	2036	2028	2036	2036	Indefinite
In addition to the net operating loss carryforwards in the table above, the Company also has net operating loss carryforwards in Luxembourg. These loss carryforwards are only accessible to the extent of taxable income generated by the Luxembourg reinsurance companies, including any deferred income that will be generated in the future. Consequently, the

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Company recorded a deferred tax asset of $113.8 million, net of deferred tax liabilities of $357.1 million in connection with future taxable income, and an offsetting valuation allowance of $113.8 million against its Luxembourg net operating loss carryforwards that are in excess of such taxable income. The increase in deferred tax liabilities and corresponding reduction in the valuation allowance was caused by the acquisition of Hollenfels, as described above.
The Company underwent a change of control under Section 382 of the Internal Revenue Code on November 2, 2009 (“Section 382”). Accordingly, a portion of the Company’s deferred tax assets, in particular a portion of its net operating loss and foreign tax credit carryovers, are subject to an annual limitation. The deduction limitation is approximately $2.4 million annually and applies to approximately $6.6 million of pre-transaction losses. Further, as a result of an acquisition of a subsidiary with net operating loss carryovers in June 2011, a portion of the Company’s deferred tax assets, are subject to an annual limitation under Section 382 of the Internal Revenue Code (“Section 382”). The deduction limitation is approximately $6.7 million annually and applies to approximately $57.2 million of net operating losses. The Company is not expected to lose any deferred tax assets as a result of these limitations.
The Company adopted the accounting guidance for accounting for uncertainty in income taxes as which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Company does not have any uncertain tax positions recorded for the years ended December 31, 2016, 2015, and 2014. Further, the Company did not record any additions to its unrecognized tax benefit balances as a result of current or prior year tax positions or reductions due to expired statute of limitations during the years ended December 31, 2016, 2015, and 2014.
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
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $0.8 million and $1.0 million as of December 31, 2016 and 2015, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.1 million and $0.1 million, respectively.
18. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $20.3 million, $18.5 million and $16.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.
As of December 31, 2016, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2017	$2,417	$15,674	$16,745
2018	2,359	8,550	17,002
2019	928	2,766	15,470
2020	6	740	15,305
2021	—	676	15,589
Thereafter	—	—	17,294
	$5,710	$28,406	$97,405

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 19 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $2.2 million, $2.3 million, and $1.8 million and for the years ended December 31, 2016, 2015, and 2014, respectively.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate funds with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both December 31, 2016 and 2015, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
The following table summarizes unfunded commitments as of December 31, 2016:

Entity	Unfunded Commitments	Commitment term
	($ in millions)
Real estate (a)	$7.6	(a)
HealthCare Royalty Partners funds (b)	$7.3	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	$0.8	7 years
Lagunita Biosciences, LLC	$3.0	3 years
Eclipse Fund II, L.P.	$0.9	8 years
Eclipse Continuity Fund I, L.P.	$0.9	9 years
(a) The Company had unfunded commitments pertaining to capital commitments in five real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time up to three years, subject to advance notice.
(b) The Company is a limited partner of the HealthCare Royalty Partners funds (which are managed by Healthcare Royalty Management) and is a member of HealthCare Royalty Partners General Partners. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners.
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
On May 28, 2014, Energy Intelligence Group, Inc. and Energy Intelligence Group UK (collectively, "EIG") filed a lawsuit against Cowen and Company, LLC in the United States Court for the Southern District of New York (Energy Intelligence Group, Inc. and Energy Intelligence Group UK v. Cowen and Company, LLC, No. 14-CV-3789). The complaint alleged copyright infringement based on alleged impermissible distribution of EIG's publication, Oil Daily, by Cowen and Company and Dahlman Rose & Company, LLC, as Cowen's alleged predecessor-in-interest. EIG sought statutory damages based on alleged willful infringement of their copyrights. On November 12, 2014, the Company filed an answer and affirmative defenses to the EIG complaint.  On September 25, 2015, the Company filed its motion for partial summary judgment to dismiss certain of EIG’s claims relating to Dahlman Rose’s alleged copyright infringement.  During the second quarter of 2016 the Company also filed a motion to disqualify EIG’s copyright counsel on conflict of interest grounds.  Both of the Company’s motions were heard in the second quarter of 2016.  On July 15, 2016 the District Court ruled in favor of the Company on both of its motions.  The Company and EIG entered into a settlement agreement on September 30, 2016, pursuant to which EIG agreed to withdraw its lawsuit with prejudice. The settlement amount paid by the Company and the current period impact of the settlement was not material to the Company’s financial position or the results of operations for the year ended December 31, 2016. The dismissal of the lawsuit was approved by the District Court on October 4, 2016.
19. Convertible Debt and Notes Payable
As of December 31, 2016 and 2015, the Company's outstanding debt was as follows:

	As of December 31,
	2016	2015
	(dollars in thousands)
Convertible debt	$130,029	$122,401
Note payable	60,953	60,831
Other notes payable	14,237	—
Revolver	—	5,000
Capital lease obligations	1,840	2,734
	$207,059	$190,966
Convertible Debt
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes ("Convertible Notes"). The Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the Convertible Notes is payable semi-annually on March 15 and September 15 of each year. The Convertible Notes are senior unsecured obligations and rank senior in right of payments to other obligations. The Convertible Notes may be converted into cash, upon the occurrence of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The Convertible Notes were issued with an initial conversion price of $21.32 per share (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016).
The Company recorded interest expense of $4.5 million, $4.5 million and $3.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying consolidated statements of operations is $6.9 million$6.3 million, and $4.7 million for the years ended December 31, 2016, 2015, and 2014, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction which increases the effective conversion price to $28.72 (see Note 5) (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $5.2 million and $5.2 million for the years ended December 31, 2016 and 2015, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2021 Notes. As of December 31, 2016, the Company fell below a minimum calculation as required by a covenant. As a result, the Company may not currently incur new debt or make restricted payments, other than in limited permitted amounts set out in the Senior Indenture.
Other Notes Payable
During January 2016, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 1.38% and was due on December 31, 2016, with monthly payment requirements of $0.2 million. As of December 31, 2016, the note was fully repaid. Interest expense for the year ended December 31, 2016 was insignificant.
During the second quarter of 2016, the Company entered into financing for two of its aircraft and incurred additional debt when four other aircraft were acquired (See Note 2). The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying consolidated statements of financial condition. The debt maturities ranged from February 2017 to May 2021 and interest rates ranged from 4.80% to 7.25%. As of December 31, 2016, the remaining balance on the aircraft financing agreements was $14.4 million. Interest expense was $0.8 million for the year ended December 31, 2016.
Revolver
On July 31, 2015, the Company entered into a $25.0 million 364 day revolving unsecured credit facility with multiple financial institutions primarily for working capital management. On July 29, 2016, the Company amended its credit facility to, among other things, extend the existing stated maturity thereof from August 3, 2016 to September 29, 2016, reduce the aggregate revolving commitments thereunder from $25 million to $15 million and make future draws on the revolver during the extension period subject to the sole discretion of the lenders thereunder. In connection with the amendment, the Company repaid all outstanding amounts under the credit facility. The facility terminated in accordance with its terms on September 29, 2016. Interest accrued on borrowed funds at LIBOR plus 3.0% and interest accrued on the undrawn facility amount at LIBOR plus 0.38%. Interest expense for the years ended December 31, 2016 and 2015, was $0.4 million and $0.2 million, respectively.
Capital Lease Obligations
The Company entered into several capital leases for computer equipment during the fourth quarter of 2010 and one in January 2014. These leases amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations, which are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of December 31, 2016, the remaining balance on these capital leases was $1.8 million. Interest expense was $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Annual scheduled maturities of debt and minimum payments for all debt outstanding as of December 31, 2016, is as follows:

	Convertible Debt	Note Payable	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2017	$4,485	$4,912	$4,225	$938
2018	4,485	5,218	2,225	938
2019	151,743	5,218	3,702	78
2020	—	5,218	1,805	—
2021	—	68,468	4,723	—
Thereafter	—	—	—	—
Subtotal	160,713	89,034	16,680	1,954
Less: Amount representing interest (a)	(30,684)	(28,081)	(2,443)	(114)
Total	$130,029	$60,953	$14,237	$1,840

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Letters of Credit
As of December 31, 2016, the Company has nine irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has a letter of credit, in the amount of $5.5 million, due March 2017, for which cash is pledged as collateral under a reinsurance agreement.

Location	Amount	Maturity
	(dollars in thousands)
San Francisco	$710	January 2017
Connecticut	$65	January 2017
New York	$1,000	February 2017
Boston	$382	March 2017
New York	$355	May 2017
New York	$70	May 2017
New York	$695	October 2017
New York	$2,811	October 2017
New York	$1,600	November 2017
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2016 and 2015, there were no amounts due related to these letters of credit.
20. Stockholder's Equity
On December 5, 2016, the Company effected a one-for-four reverse stock split of our class A and class B common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split. In addition, there was a reclassification of $0.9 million from the par value of our class A common stock to additional paid-in capital to reflect the impact of the reverse stock split.
The Company is authorized to issue 125,000,000 shares of common stock, which shall consist of 62,500,000 shares of Class A common stock, par value $0.01 per share, and 62,500,000 shares of Class B common stock, par value $0.01 per share. The Company is also authorized to issue 10,000,000 shares of preferred stock, par value $0.01 per share. Subject to the rights of holders of any outstanding preferred stock, the number of authorized shares of common stock or preferred stock may be increased or decreased by the affirmative vote of the holders of a majority of the shares entitled to vote on such matters, but in no instance can the number of authorized shares be reduced below the number of shares then outstanding.
Common stock
The certificate of incorporation of the Company provides for two classes of common stock, and for the conversion of each class into the other, to provide a mechanism by which holders of Class A common stock of the Company who may be

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

limited in the amount of voting common stock of the Company they can hold pursuant to federal, state or foreign bank laws, to convert their shares into non-voting Class B common stock to prevent being in violation of such laws. Each holder of Class A common stock is entitled to one vote per share in connection with the election of directors and on all other matters submitted to a stockholder vote, provided, however, that, except as otherwise required by law, holders of Class A common stock are not entitled to vote on any amendment to the Company's amended and restated certificate of incorporation that relates solely to the terms of one or more outstanding series of the Company's preferred stock, if holders of the preferred stock series are entitled to vote on the amendment under the Company's certificate of incorporation or Delaware law. No holder of Class A common stock may accumulate votes in voting for directors of the Company.
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. During the years ended December 31, 2016, and 2015 the Company declared and accrued a cash dividend of $6.8 million and $4.1 million.
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
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of our Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Company’s Class A common stock, cash or a combination thereof, at the Company’s election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company’s Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as a dividends to the Company's Class A common shareholders or a share split or combination.
In connection with the issuance and sale of the Series A Convertible Preferred Stock, the Company entered into a privately negotiated capped call option transaction (the “Capped Call Option Transaction”) with Nomura Global Financial Products Inc. (the “option counterparty”) for $15.9 million. The Capped Call Option Transaction is expected generally to reduce the potential dilution to the Company’s Class A common stock (if the Company elects to convert to common shares) and/or offset any cash payments that the Company is required to make upon conversion of any Series A Convertible Preferred Stock. The Capped Call Option Transaction has an initial effective strike price of $26.27 per share, which matches the initial conversion price of the Series A Convertible Preferred Stock, and a cap price of $33.54 per share. However, to the extent that the market price of Class A common stock, as measured under the terms of the Capped Call Option Transaction, exceeds the cap price thereof, there would nevertheless be dilution and/or such cash payments would not be offset. As the Capped Call Option Transaction is a free standing derivative that is indexed to the Company's own stock price and the Company controls if it is settled in cash or stock it qualifies for equity classification as a reduction to additional paid in capital.
Treasury Stock
Treasury stock of $153.8 million as of December 31, 2016, compared to $137.4 million as of December 31, 2015, resulted from $8.8 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions and $7.6 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the year ended December 31, 2016:

	Treasury stock shares (a)	Cost (dollars in thousands)	Average cost per share (a)
Balance outstanding at December 31, 2015	8,628,933	$137,356	$15.92
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	647,930	8,835	13.64
Purchase of treasury stock	533,939	7,654	14.33
Balance outstanding at December 31, 2016	9,810,802	$153,845	$15.68
(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
21. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Beginning Balance	$—	$17	$592
Defined benefit plans	—	—	(344)
Foreign currency translation	(2)	(17)	(231)
Ending Balance	$(2)	$—	$17
22. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of December 31, 2016, there were 26,731,289 shares outstanding. The Company has included 162,176 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants (see Note 5(a)), unexercised stock options, unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that would be credited to additional paid-in capital assuming vesting and delivery of the shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. All outstanding stock options, SAR's, unvested restricted shares and warrants were not included in the computation of diluted net income (loss) per common share for the year ended December 31, 2016 as their inclusion would have been anti-dilutive. The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.
The computation of earnings per share is as follows:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per share data)
Net income (loss)	$(12,395)	$58,975	$182,780
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	6,882	15,246	15,564
Net income (loss) attributable to Cowen Group, Inc.	(19,277)	43,729	167,216
Preferred stock dividends	6,792	4,075	—
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(26,069)	$39,654	$167,216

Shares for basic and diluted calculations:
Weighted average shares used in basic computation (a)	26,857	27,522	28,731
Stock options (a)	—	3	—
Performance based restricted stock (a)	—	65	—
Stock appreciation rights (a)	—	35	15
Restricted stock (a)	—	1,418	1,125
Weighted average shares used in diluted computation (a)	26,857	29,043	29,871
Earnings (loss) per share:
Basic (a)	$(0.97)	$1.44	$5.82
Diluted (a)	$(0.97)	$1.37	$5.60
(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following tables set forth operating results for the Company's alternative investment and broker-dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

	Year Ended December 31, 2016
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$133,279	$133,279	$—	$—		$133,279
Brokerage	—	207,040	207,040	—	(7,860)		199,180
Management fees	64,086	3,162	67,248	(1,665)	(24,971)	(a)	40,612
Incentive income (loss)	26,274	—	26,274	(714)	(17,226)	(a)	8,334
Investment income (loss)	3,015	1,008	4,023	—	(4,023)	(c)	—
Interest and dividends	—	—	—	—	14,732	(c)	14,732
Aircraft lease revenue	—	—	—	—	4,161	(f)	4,161
Reimbursement from affiliates	—	—	—	(303)	10,807	(e)	10,504
Reinsurance premiums	—	—	—	—	32,459	(h)	32,459
Other revenue	29,202	565	29,767	—	(7,412)	(f) (h) (c)	22,355
Consolidated Funds revenues	—	—	—	5,949	—		5,949
Total revenues	122,577	345,054	467,631	3,267	667		471,565
Expenses
Non interest expense	102,163	369,188	471,351	(429)	37,824	(b)(c)(d)	508,746
Interest and dividends	12,827	4,363	17,190	—	12,118	(c)	29,308
Consolidated Funds expenses	—	—	—	9,064	—		9,064
Total expenses	114,990	373,551	488,541	8,635	49,942		547,118
Total other income (loss)	—	—	—	8,532	35,534	(c)	44,066
Income taxes expense / (benefit)	—	—	—	—	(19,092)	(b)	(19,092)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(7,821)	—	(7,821)	(3,164)	4,103		(6,882)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(234)	$(28,497)	$(28,731)	$—	$9,454		$(19,277)

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$222,781	$222,781	$—	$—		$222,781
Brokerage	—	160,436	160,436	—	(2,714)		157,722
Management fees	68,989	1,026	70,015	(1,307)	(26,802)	(a)	41,906
Incentive income (loss)	(1,544)	—	(1,544)	(736)	3,746	(a)	1,466
Investment income (loss)	49,244	13,352	62,596	—	(62,596)	(c)	—
Interest and dividends	—	—	—	—	13,796	(c)	13,796
Reimbursement from affiliates	—	—	—	(190)	21,747	(e)	21,557
Other revenue	14,492	890	15,382	—	(11,656)	(c)	3,726
Consolidated Funds revenues	—	—	—	1,613	—		1,613
Total revenues	131,181	398,485	529,666	(620)	(64,479)		464,567
Expenses
Non interest expense	107,291	362,463	469,754	—	6,090	(b)(c)(d)	475,844
Interest and dividends	11,839	4,745	16,584	—	9,636	(c)	26,220
Consolidated Funds expenses	—	—	—	2,310	—		2,310
Total expenses	119,130	367,208	486,338	2,310	15,726		504,374
Total other income (loss)	—	—	—	8,781	42,505	(c)	51,286
Income taxes expense / (benefit)	—	—	—	—	(47,496)	(b)	(47,496)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(8,796)	—	(8,796)	(5,851)	(599)		(15,246)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$3,255	$31,277	$34,532	$—	$9,197		$43,729

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2014
				Adjustments
	Alternative Investment	Broker-Dealer (1)	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$170,506	$170,506	$—	$—		$170,506
Brokerage	55	146,192	146,247	—	(6,115)		140,132
Management fees	64,774	—	64,774	(963)	(23,184)	(a)	40,627
Incentive income (loss)	45,708	—	45,708	(281)	(42,642)	(a)	2,785
Investment income (loss)	45,193	20,022	65,215	—	(65,215)	(c)	—
Interest and dividends	—	—	—	—	48,870	(c)	48,870
Reimbursement from affiliates	—	—	—	(342)	12,837	(e)	12,495
Other revenue	4,645	523	5,168	—	4,278	(c)	9,446
Consolidated Funds revenues	—	—	—	2,915	—		2,915
Total revenues	160,375	337,243	497,618	1,329	(71,171)		427,776
Expenses
Non interest expense	115,601	320,261	435,862	—	7,609	(b)(c)(d)	443,471
Goodwill impairment	—	—	—	—	2,334	(g)	2,334
Interest and dividends	7,804	1,994	9,798	—	32,954	(c)	42,752
Consolidated Funds expenses	—	—	—	1,634	—		1,634
Total expenses	123,405	322,255	445,660	1,634	42,897		490,191
Total other income (loss)	—	—	—	5,775	114,476	(c)	120,251
Income taxes expense / (benefit)	—	—	—	—	(124,944)	(b)	(124,944)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(7,802)	—	(7,802)	(5,470)	(2,292)		(15,564)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc. stockholders	$29,168	$14,988	$44,156	$—	$123,060		$167,216
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
(c)     Economic Income (Loss) recognizes Company income from proprietary trading (including interest and dividends).
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
(g)     Economic Income (Loss) excludes goodwill impairment and other reorganization expenses.
(h)     Economic Income (Loss) recognizes underwriting income from the Company's insurance related activities net of expenses.
For the year ended December 31, 2016 and 2015, there was no one fund or other customer which represented more than 10% of the Company's total revenues.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

24. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution and Cowen Prime are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution and Cowen Prime are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2016, Cowen and Company had total net capital of approximately $65.3 million, which was approximately $64.3 million in excess of its minimum net capital requirement of $1.0 million. As of December 31, 2016, ATM Execution had total net capital of approximately $3.5 million, which was approximately $3.2 million in excess of its minimum net capital requirement of $250,000. As of December 31, 2016, Cowen Prime had total net capital of approximately $13.9 million, which was approximately $13.6 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK Ltd. ("Ramius UK") and Cowen International Limited ("CIL") are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of December 31, 2016, Ramius UK's Financial Resources of $0.22 million exceeded its minimum requirement of $0.05 million by $0.17 million. As of December 31, 2016, CIL's Financial Resources of $9.6 million exceeded its minimum requirement of $2.6 million by $7.0 million.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of December 31, 2016 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of December 31, 2016. RCG Insurance Company’s capital and surplus as of December 31, 2016 totaled approximately $22.5 million.
25. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of December 31, 2016 and 2015, $12.6 million and $6.3 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the year ended December 31, 2016, the Company reimbursed the funds it manages $0.2 million, which were recorded net in management fees and incentive income in the accompanying consolidated statements of operation. For the year ended December 31, 2015, these amounts were immaterial. For the year ended December 31, 2014, the Company reimbursed the funds it manages $0.1 million. As of December 31, 2016 and 2015, related amounts still payable were $0.3 million and $0.1 million, respectively, and were reflected in fees payable in the accompanying consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying consolidated statements of financial condition. As of December 31, 2016 and 2015, loans to employees of $9.2 million and $5.5 million, respectively, were included in due from related parties on the accompanying consolidated statements of financial condition. Of these amounts $3.3 million and $1.2 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

recorded compensation expense of $1.2 million, $3.2 million, and $4.4 million, for the years ended December 31, 2016, 2015, and 2014, respectively. This expense is included in employee compensation and benefits in the accompanying consolidated statement of operations. For the year ended December 31, 2016, 2015, and 2014, the interest income was insignificant for all related party loans and advances.
Included in due to related parties is approximately $0.7 million and $0.3 million as of December 31, 2016 and 2015, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
As of December 31, 2016 and 2015, included in due from related parties is $18.7 million and $14.4 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five year period and earns interest at 5% per annum.  The interest income for the year ended December 31, 2016 was $0.6 million. The interest income for the year ended December 31, 2015 was immaterial.
The remaining balance included in due from related parties of $11.8 million and $19.7 million as of December 31, 2016 and 2015, respectively, relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of December 31, 2016 and 2015, such investments aggregated $32.9 million and $21.3 million, respectively, were included in redeemable non-controlling interests on the accompanying consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $5.7 million, $10.4 million, and $10.6 million for the years ended December 31, 2016, 2015, and 2014 respectively.
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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of December 31, 2016 and 2015. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
27. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental Financial Information
The following table presents unaudited quarterly results of operations for 2016 and 2015. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.
Cowen Group, Inc.
Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(dollars in thousands, except per share data)
Total revenues	$101,039	$117,231	$131,027	$122,268
Income (loss) before income taxes	(11,315)	(39,153)	24,018	(5,037)
Income tax expense (benefit)	(3,320)	(11,992)	8,759	(12,539)
Net income (loss) from continuing operations	(7,995)	(27,161)	15,259	7,502
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(4,297)	(16,705)	18,478	9,406
Net income (loss) attributable to Cowen Group, Inc.	(3,698)	(10,456)	(3,219)	(1,904)
Preferred stock dividends	1,698	1,698	1,698	1,698
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$(5,396)	$(12,154)	$(4,917)	$(3,602)
Earnings (loss) per share:
Basic (a)	$(0.20)	$(0.45)	$(0.18)	$(0.13)
Diluted (a)	$(0.20)	$(0.45)	$(0.18)	$(0.13)
Weighted average number of common shares:
Basic (a)	26,591	26,867	26,993	26,973
Diluted (a)	26,591	26,867	26,993	26,973

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(dollars in thousands, except per share data)
Total revenues	$121,094	$119,608	$113,254	$110,611
Income (loss) before income taxes	26,365	13,978	(11,083)	(17,781)
Income tax expense (benefit)	6,947	3,346	(5,081)	(52,708)
Net income (loss) from continuing operations	19,418	10,632	(6,002)	34,927
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	2,720	3,916	4,344	4,266
Net income (loss) attributable to Cowen Group, Inc.	16,698	6,716	(10,346)	30,661
Preferred stock dividends	—	755	1,603	1,717
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$16,698	$5,961	$(11,949)	$28,944
Earnings (loss) per share:
Basic (a)	$0.60	$0.21	$(0.44)	$1.08
Diluted (a)	$0.56	$0.20	$(0.44)	$1.03
Weighted average number of common shares:
Basic (a)	28,013	27,978	27,297	26,809
Diluted (a)	29,647	29,556	27,297	28,182

(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
Date:	February 27, 2017	Title:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. COHEN	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Peter A. Cohen		February 27, 2017

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		February 27, 2017

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	February 27, 2017

/s/ STEVEN KOTLER
Steven Kotler	Director	February 27, 2017

/s/ JEROME S. MARKOWITZ
Jerome S. Markowitz	Director	February 27, 2017

/s/ JACK H. NUSBAUM
Jack H. Nusbaum	Director	February 27, 2017

/s/ DOUGLAS A. REDIKER
Douglas A. Rediker	Director	February 27, 2017

/s/ JEFFREY M. SOLOMON
Jeffrey M. Solomon	Director	February 27, 2017

/s/ JOSEPH R. WRIGHT
Joseph R. Wright	Director	February 27, 2017

Exhibit No.	Description
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

3.1	Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Amended and Restated By-Laws of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.4	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
3.5	Amendment to the Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed December 5, 2016).
4.1	Form of Class A Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
4.2	Indenture, dated March 10, 2014 by and between Cowen Group, Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to Form 8-K filed on March 11, 2014).
4.3	First Supplemental Indenture by and between Cowen Group, Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to the Form 10-Q filed May 8, 2014).
4.4	Senior Notes Indenture dated October 10, 2014, by and between Cowen Group, Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.1 to Form 8-K filed on October 10, 2014).
4.5	First Supplemental Indenture dated October 10, 2014, by and between Cowen Group, Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.2 to Form 8-K filed on October 10, 2014).
4.6	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
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

10.2
Indemnification Agreement, dated as of July 11, 2006, by and among Société Générale, SG Americas Securities Holdings, Cowen and Company, LLC and Cowen Holdings, Inc. (f/k/a Cowen Group, Inc.) (previously filed as Exhibit 10.18 to Amendment No. 2 to Form S-1 filed on December 14, 2009).

10.3	Cowen Group, Inc. 2006 Equity and Incentive Plan (previously filed as Exhibit 10.20 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.4	Cowen Group, Inc. 2007 Equity and Incentive plan (previously filed as Exhibit 10.21 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.5	Form of RSU Award Agreement. (previously filed as Exhibit 10.23 to the Form 10-K filed on March 25, 2010).*
10.6
Cowen Group, Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Group, Inc., on Schedule 14A for the year ended December 31, 2009, as filed on April 30, 2010).*

10.7	Form of Equity Award Agreement (previously filed as Exhibit 10.2 to the Form 8-K filed on June 10, 2010).*
10.8
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

10.9	Form of Restricted Stock Unit and Deferred Cash Award Agreement (previously filed as Exhibit 10.18 to the Form 10-K filed on March 9, 2012).*

E- 1

Exhibit No.	Description
10.10	Employment Agreement, dated as of May 31, 2012, by and between Cowen Group, Inc. and Jeffrey Solomon (previously filed as Exhibit 10.1 to the Form 8-K filed June 1, 2012).*
10.11	Employment Agreement, dated as of August 2, 2012, by and between Cowen Group, Inc. and Stephen Lasota (previously filed as Exhibit 10.1 to the Form 8-K filed August 3, 2012).*
10.12	Employment Agreement, dated as of August 2, 2012, by and between Cowen Group, Inc. and Owen Littman (previously filed as Exhibit 10.2 to the Form 8-K filed August 3, 2012).*
10.13	Form of Stock Appreciation Right Award Agreement (previously filed as Exhibit 10.16 to the Form 10-K filed March 7, 2013).*
10.14
Convertible note hedge transaction confirmation, dated as of March 4, 2014, by and between Cowen Group, Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.1 to Form 8-K filed on March 10, 2014).

10.15
Amendment to convertible note hedge transaction, dated as of March 5, 2014, by and between Cowen Group, Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.2 to Form 8-K filed on March 10, 2014).

10.16
Warrant transaction confirmation, dated as of March 4, 2014, by and between Cowen Group, Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.3 to Form 8-K filed on March 10, 2014).

10.17
Additional Warrant transaction confirmation, dated as of March 5, 2014, by and between Cowen Group, Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.4 to Form 8-K filed on March 10, 2014).

10.18	Amendment to the Employment Agreement between the Company and Stephen Lasota dated April 24, 2015 (previously filed as Exhibit 10.1 to Form 8-K filed April 27, 2015).*
10.19	Amendment to the Employment Agreement between the Company and John Holmes dated April 24, 2015 (previously filed as Exhibit 10.1 to Form 8-K filed April 27, 2015).*
10.20	Amendment to the Employment Agreement between the Company and Owen Littman dated April 24, 2015 (previously filed as Exhibit 10.1 to Form 8-K filed April 27, 2015).*
10.21	Initial capped call confirmation, dated as of May 13, 2015, by and between Nomura Global Financial Products Inc. and the Company (previously filed as Exhibit 10.1 to Form 8-K filed May 20, 2015).
10.22	Additional capped call confirmation, dated as of May 19, 2015, by and between Nomura Global Financial Products Inc. and the Company (previously filed as Exhibit 10.1 to Form 8-K filed May 20, 2015).
10.23	Form of Performance Shares Award Agreement (previously filed as Exhibit 10.1 to the Form 10-Q filed May 2, 2016).*
10.24	Employment Agreement, dated as of August 26, 2016, by and between Cowen Group, Inc. and Peter A. Cohen (previously filed as Exhibit 10.1 to the Form 8-K filed August 30, 2016).*
10.25
First Amendment to the Revolving Credit Agreement, dated as of July 29, 2016, by and among Cowen Finance Holdings, LLC, Cowen Structured Holdings LLC, RCG LV Pearl, LLC, Ramius LLC and Nomura Corporate Funding America LLC, and Suntrust Bank (previously filed as Exhibit 10.1 to the Form 10-Q filed August 1, 2016).

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