Form 10-Q
period 2017-03-31
COWEN GROUP, INC.
filed 2017-05-01
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of April 28, 2017, there were 27,332,651 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended March 31, 2017.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2017 and 2016. The Consolidated Financial Statements as of December 31, 2016 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except share and per share data)
(unaudited)

Assets	As of March 31, 2017	As of December 31, 2016
Cash and cash equivalents	$78,959	$112,014
Cash collateral pledged	14,696	13,342
Securities owned, at fair value	656,381	700,876
Receivable on derivative contracts, at fair value	18,137	22,901
Other investments	150,813	157,279
Receivable from brokers	163,622	87,837
Fees receivable, net of allowance	49,925	45,883
Due from related parties	42,792	39,629
Fixed assets, net of accumulated depreciation and amortization of $25,418 and $23,867, respectively	40,836	42,408
Goodwill	60,678	60,678
Intangible assets, net of accumulated amortization of $28,302 and $29,418, respectively	24,465	25,769
Deferred tax asset, net	163,873	165,656
Other assets	62,074	38,406
Consolidated Funds
Cash and cash equivalents	10,293	17,761
Securities owned, at fair value	91,759	79,237
Receivable on derivative contracts, at fair value	909	893
Other investments	401,528	401,465
Receivable from brokers	9,289	5,978
Other assets	518	511
Total Assets	$2,041,547	$2,018,523
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$335,676	$266,090
Payable for derivative contracts, at fair value	14,143	20,762
Payable to brokers	124,451	210,309
Payable to customers	70,479	—
Compensation payable	31,794	98,084
Notes payable and other debt	77,890	77,030
Convertible debt	132,055	130,029
Fees payable	7,876	3,272
Due to related parties	573	573
Accounts payable, accrued expenses and other liabilities	66,833	51,115
Consolidated Funds
Securities sold, not yet purchased, at fair value	—	883
Payable for derivative contracts, at fair value	876	572
Payable to brokers	1,652	3,700
Due to related parties	—	189
Contributions received in advance	50	2,000
Capital withdrawals payable	4,368	1,408
Accounts payable, accrued expenses and other liabilities	441	652
Total Liabilities	869,157	866,668
Commitments and Contingencies (Note 12)
Redeemable non-controlling interests	394,132	379,205
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of March 31, 2017 (aggregate liquidation preference of $120,750,000) and 120,750 shares issued and outstanding as of as of December 31, 2016 (aggregate liquidation preference of $120,750,000), respectively	1	1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 37,451,533 shares issued and 27,312,493 outstanding as of March 31, 2017 and 36,542,091 shares issued and 26,731,289 outstanding as of December 31, 2016, respectively (including 162,176 and 162,176 restricted shares, respectively)	292	292
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	937,425	928,646
(Accumulated deficit) retained earnings	(1,156)	(2,442)
Accumulated other comprehensive income (loss)	(4)	(2)
Less: Class A common stock held in treasury, at cost, 10,139,040 and 9,810,802 shares, respectively	(158,300)	(153,845)
Total Stockholders' Equity	778,258	772,650
Total Liabilities and Stockholders' Equity	$2,041,547	$2,018,523
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Investment banking	$36,553	$26,147
Brokerage	50,534	50,935
Management fees	8,708	11,030
Incentive income	546	1,111
Interest and dividends	5,089	3,653
Reimbursement from affiliates	1,652	3,887
Aircraft lease revenue	1,059	394
Reinsurance premiums	7,089	1,010
Other revenues	1,400	1,321
Consolidated Funds
Interest and dividends	1,994	1,076
Other revenues	347	475
Total revenues	114,971	101,039
Expenses
Employee compensation and benefits	76,673	63,181
Floor brokerage and trade execution	8,323	7,791
Interest and dividends	9,930	7,310
Professional, advisory and other fees	5,816	5,594
Service fees	2,616	2,184
Communications	4,760	4,139
Occupancy and equipment	7,063	8,005
Depreciation and amortization	3,028	3,067
Client services and business development	7,762	7,040
Reinsurance claims, commissions and amortization of deferred acquisition costs	6,178	563
Other expenses	3,261	5,249
Consolidated Funds
Interest and dividends	3,983	1,120
Professional, advisory and other fees	392	302
Floor brokerage and trade execution	109	22
Other expenses	479	372
Total expenses	140,373	115,939
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	26,056	3,188
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	9,578	(2,692)
Net realized and unrealized gains (losses) on derivatives	3,865	3,102
Net gains (losses) on foreign currency transactions	(97)	(13)
Total other income (loss)	39,402	3,585
Income (loss) before income taxes	14,000	(11,315)
Income tax expense (benefit)	1,911	(3,320)
Net income (loss)	12,089	(7,995)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	9,105	(4,297)
Net income (loss) attributable to Cowen Group, Inc.	2,984	(3,698)
Preferred stock dividends	1,698	1,698
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$1,286	$(5,396)
Weighted average common shares outstanding:
Basic (a)	27,061	26,591
Diluted (a)	28,401	26,591
Earnings (loss) per share:
Basic (a)	$0.05	$(0.20)
Diluted (a)	$0.05	$(0.20)
(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016

Net income (loss)		$12,089		$(7,995)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2)		(3)
Total other comprehensive income (loss), net of tax		(2)		(3)
Comprehensive income (loss)		$12,087		$(7,998)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2016	26,731,289	$292	120,750	$1	$(153,845)	$928,646	$(2)	$(2,442)	$772,650	$379,205
Net income (loss) attributable to Cowen Group, Inc.	—	—	—	—	—	—	—	2,984	2,984	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	9,105
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	—	—	16,099
Capital withdrawals	—	—	—	—	—	—	—	—	—	(10,277)
Restricted stock awards issued	909,442	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(328,238)	—	—	—	(4,455)	—	—	—	(4,455)	—
Preferred stock dividends (See Note 14)	—	—	—	—	—	—	—	(1,698)	(1,698)	—
Amortization of share based compensation	—	—	—	—	—	8,779	—	—	8,779	—
Balance, March 31, 2017	27,312,493	$292	120,750	$1	$(158,300)	$937,425	$(4)	$(1,156)	$778,258	$394,132

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2015	26,401,163	$292	120,750	$1	$(137,356)	$903,429	$—	$23,627	$789,993	$186,911
Net income (loss) attributable to Cowen Group, Inc.	—	—	—	—	—	—	—	(3,698)	(3,698)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds										(4,297)
Foreign currency translation	—	—	—	—	—	—	(3)	—	(3)	—
Capital contributions	—	—	—	—	—	—	—	—	—	217,633
Capital withdrawals	—	—	—	—	—	—	—	—	—	(2,267)
Deconsolidation of entities	—	—	—	—	—	—	—	—	—	(73,042)
Restricted stock awards issued	649,085	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(530,698)	—	—	—	(7,582)	—	—	—	(7,582)	—
Preferred stock dividends (See Note 14)	—	—	—	—	—	—	—	(1,698)	(1,698)	—
Income tax effect from share based compensation	—	—	—	—	—	(515)	—	—	(515)	—
Amortization of share based compensation	—	—	—	—	—	6,423	—	—	6,423	—
Balance, March 31, 2016	26,519,550	$292	120,750	$1	$(144,938)	$909,337	$(3)	$18,231	$782,920	$324,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$12,089	$(7,995)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,028	3,067
Amortization of debt issuance costs	304	291
Amortization of debt discount	1,840	1,665
Tax benefit (expense) from share-based payment arrangements	—	(515)
Share-based compensation	8,779	6,423
Deferred tax benefit	1,782	(2,384)
Deferred rent obligations	(225)	107
Contingent liability adjustment	—	(2,135)
Purchases of securities owned, at fair value	(1,215,330)	(1,293,147)
Proceeds from sales of securities owned, at fair value	1,324,115	1,263,611
Proceeds from sales of securities sold, not yet purchased, at fair value	710,012	1,068,580
Payments to cover securities sold, not yet purchased, at fair value	(673,243)	(910,751)
Net (gains) losses on securities, derivatives and other investments	(33,493)	(2,836)
Consolidated Funds
Purchases of securities owned, at fair value	(63,563)	(7,355)
Proceeds from sales of securities owned, at fair value	55,704	878
Proceeds from sales of securities sold, not yet purchased, at fair value	217	2,049
Payments to cover securities sold, not yet purchased, at fair value	(899)	(855)
Purchases of other investments	(8,578)	(212,028)
Proceeds from sales of other investments	14,788	855
Net realized and unrealized (gains) losses on investments and other transactions	(11,138)	245
(Increase) decrease in operating assets:
Cash collateral pledged	(1,354)	(72)
Securities owned, at fair value, held at broker-dealer	(30,255)	8,004
Receivable on derivative contracts, at fair value	4,764	(6,106)
Receivable from brokers	(75,785)	(4,785)
Fees receivable, net of allowance	(4,042)	(6,759)
Due from related parties	(3,163)	5,264
Other assets	(20,199)	(11,257)
Consolidated Funds
Cash and cash equivalents	7,468	1,586
Receivable on derivative contracts, at fair value	(16)	(125)
Receivable from brokers	(3,311)	—
Other assets	(7)	(738)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	22,772	(6,141)
Payable for derivative contracts, at fair value	(6,619)	3,951
Payable to brokers	(85,858)	(107,952)
Payable to customers	70,480	—
Compensation payable	(70,745)	(128,152)
Fees payable	4,604	(3,892)
Due to related parties	—	(95)
Accounts payable, accrued expenses and other liabilities	14,462	3,841
Consolidated Funds
Contributions received in advance	(2,048)	1,750
Payable to brokers	(1,950)	2,314
Payable for derivative contracts, at fair value	304	2
Due to related parties	(189)	265
Accounts payable, accrued expenses and other liabilities	(211)	707
Net cash provided by / (used in) operating activities	$(54,709)	$(340,620)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Three Months Ended March 31,
(continued)	2017	2016
Cash flows from investing activities:
Purchases of other investments	$(4,934)	$(16,187)
Proceeds from sales of other investments	16,180	5,937
Proceeds from loans held for investment	1,200	39,200
Purchase of fixed assets	(150)	(12,383)
Net cash provided by / (used in) investing activities	12,296	16,567
Cash flows from financing activities:
Borrowings on notes and other debt	2,247	22,072
Repayments on notes and other debt	(1,504)	(660)
Income tax effect from share-based payment arrangements	—	(515)
Purchase of treasury stock	—	(3,571)
Cash paid to acquire net assets (contingent liability payment)	(167)	—
Capital withdrawals to redeemable non-controlling interests in operating entities	(2,059)	(2,267)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	23,198	217,633
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(12,357)	(78)
Net cash provided by / (used in) financing activities	9,358	232,614
Change in cash and cash equivalents	(33,055)	(91,439)
Total cash beginning of period	112,014	158,485
Total cash at end of period	78,959	67,046

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 14)	$4,455	$4,012
Preferred stock dividends declared (See Note 14)	$1,698	$1,698
Net assets of deconsolidated entities	$—	$73,309
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
On December 5, 2016, the Company effected a one-for-four reverse stock split of the Company's common stock. Except where the context indicates otherwise, all share and per share information has been retroactively adjusted to reflect the reverse stock split.
2. Significant Accounting Policies
a. Basis of Presentation
These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a general partner interest. All material intercompany transactions and balances have been eliminated on consolidation. Certain fund entities that are consolidated in these accompanying condensed consolidated financial statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to their specialized accounting.
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
In accordance with these standards, the Company presently consolidates six funds for which it acts as the general partner and investment manager. As of March 31, 2017 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Caerus Select Fund LP ("Caerus LP") (between May 1, 2016 through March 1, 2017 when the fund was liquidated), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of March 31, 2017 and December 31, 2016, the total net assets of the consolidated VIEs were $468.7 million and $461.6 million, respectively. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
As of March 31, 2017 the Company holds variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”), Ramius Merger Master Fund Ltd ("Merger Master") and Caerus Select Master Fund Ltd ("Caerus Master") (between May 1, 2016 through March 1, 2017 when the fund was liquidated) (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

accounting for these funds pursuant to US GAAP. The Company reports its investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), ATM Execution LLC ("ATM Execution"), Cowen International Limited ("CIL"), Ramius UK Ltd. ("Ramius UK") and Cowen Prime Services LLC ("Cowen Prime") apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting upon consolidation.

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
Long-term debt is carried at the principal amount borrowed net of any discount/premium. The discount is accreted to interest expense using the effective interest method over the remaining life of the underlying debt obligations. Accrued but unpaid coupon interest is included in accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. The Company adopted a new accounting pronouncement, during the first quarter of 2016, which reclassified the unamortized debt issuance costs in the Company's previously reported condensed consolidated statements of financial condition from other assets to a direct reduction from the carrying amount of the debt.
g.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of March 31, 2017 and December 31, 2016 is $10.0 million and $10.3 million, respectively.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

h.    Recently issued accounting pronouncements
In March 2017, the FASB issued guidance to amend the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortened the amortization period for the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements and does not expect this guidance to have a material impact on its condensed statement of financial condition or its condensed statement of operations as the Company does not hold any material callable debt securities.
In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements. The Company expects this guidance to simplify its goodwill impairment analysis.
In January 2017, the FASB issued guidance which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively, a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The new guidance provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements and may use the new definition for its future business combination activities.
In November 2016, the FASB issued guidance which reduces the diversity in practice as to how changes in restricted cash are presented and classified in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance does not provide a definition of restricted cash or restricted cash equivalents. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company currently presents its restricted cash and changes in its restricted cash, separately on its condensed consolidated statement of financial condition and condensed consolidated statements of cash flows respectively. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements. Since the guidance only affects the presentation of restricted cash on the statement of cash flows, the Company does not expect this guidance to have any impact on its consolidated financial statements.
In August 2016, the FASB issued guidance which reduces the diversity in practice as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance addresses eight specific cash flow issues with the objective of reducing the existing and potential future diversity in practice. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s cash flows presentation. Since the guidance only affects the presentation of statement of cash flows, the Company does not expect this guidance to have any impact on consolidated financial statements. The Company notes that its current presentation is already in line with most of the specific cash flow issues identified in the guidance.

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
In February 2016, the FASB issued guidance which amends and supersedes its previous guidance regarding leases. The new guidance requires the lessee to recognize the right to use assets and lease liabilities that arise from leases and present them in its statement of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial condition. For public business entities the guidance is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and its disclosures. The Company notes that a significant majority of the Company’s leases represent operating real estate leases for its respective offices and will require the gross up on its statement of financial conditions.
In January 2016, as a joint project with International Accounting Standards Board (IASB), the FASB issued a new accounting pronouncement to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in the update made improvements to US GAAP for equity investments and investments carried at amortized cost. The guidance also simplifies the impairment assessment for equity investments and clarifies the need for valuation allowance on deferred tax asset related to available for sale securities. For public business entities the guidance is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and its disclosure and does not expect the guidance to have a material impact as the Company does not own any significant investments carried at amortized cost.
3. Cash Collateral Pledged
As of March 31, 2017 and December 31, 2016, the Company pledged cash collateral in the amount of $9.2 million and $7.8 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has a letter of credit, in the amount of $5.5 million, due March 2018, for which cash is pledged as collateral under a reinsurance agreement. (See Note 13).
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of March 31, 2017 and December 31, 2016, securities owned, at fair value consisted of the following:

	As of March 31, 2017	As of December 31, 2016
	(dollars in thousands)
Common stocks (b)	$621,073	$669,655
Preferred stock (b)	16,516	15,811
Warrants and rights	11,053	8,335
U.S. Government securities (a)	3,790	3,780
Corporate bonds (d)	2,990	2,477
Convertible bonds (c)	250	250
Trade claims	703	562
Mutual funds (b)	6	6
	$656,381	$700,876

(a)
As of March 31, 2017, maturities ranged from June 2017 to February 2018 with an interest rate of 0%. As of December 31, 2016, maturities ranged from February 2017 to December 2017 with an interest rate of 0%.

(b)
The Company has elected the fair value option for investments in securities of preferred and common stocks and mutual funds with a fair value of $6.1 million, $4.9 million and $0.1 million, respectively, at March 31, 2017 and $7.0 million, $5.2 million and $0.1 million , respectively, at December 31, 2016.

(c)	As of March 31, 2017, the maturity was March 2018 with an interest rate of 8%. As of December 31, 2016, the maturity was March 2018 with an interest rate of 8%.

(d)
As of March 31, 2017, maturities ranged from March 2021 to January 2036 and interest rates ranged from 5.50% to 13.00%. As of December 31, 2016, maturities ranged from January 2017 to January 2036 and interest rates ranged from 6.25% to 13.00%.

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
Upon issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (See Note 13), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of March 31, 2017 at $7.0 million and is included in payable for derivative contracts in the accompanying condensed consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $7.0 million as of March 31, 2017 and is included in receivable on derivative contracts in the accompanying condensed consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 7,012,196 shares of the Company's Class A common stock and have an initial exercise price of $28.72 per share (share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of March 31, 2017		As of December 31, 2016
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$10,771	$32	$12,421	$104
Currency forwards	$70,345	243	$80,608	592
Swaps	$150,451	2,283	$46,462	468
Options other (a)	258,783	15,412	256,097	21,539
Foreign currency options	$44,201	167	$57,051	198
		$18,137		$22,901
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of March 31, 2017		As of December 31, 2016
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$27,783	$72	$38,345	$642
Currency forwards	$2,134	134	$—	—
Swaps	$56,613	3,075	$9,533	181
Options other (a)	37,897	10,862	23,726	19,939
		$14,143		$20,762
(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of March 31, 2017 and December 31, 2016. This table does not include the impact of over collateralization.

				Gross amounts not offset in the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of March 31, 2017
Receivable on derivative contracts, at fair value	$18,137	$—	$18,137	$—	$2,693	$15,444
Payable for derivative contracts, at fair value	14,143	—	14,143	—	3,209	10,934

As of December 31, 2016
Receivable on derivative contracts, at fair value	22,901	—	22,901	—	1,382	21,519
Payable for derivative contracts, at fair value	20,762	—	20,762	—	181	20,581

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The realized and unrealized gains/(losses) related to derivatives trading activities were $(8.6) million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 13) and exchange traded derivatives, the Company is required to post/receive collateral. As of March 31, 2017 and December 31, 2016, collateral consisting of $36.6 million and $17.1 million of cash, respectively, is included in receivable from brokers and payable to brokers on the accompanying condensed consolidated statements of financial condition. As of March 31, 2017 and December 31, 2016 all derivative contracts were with multiple major financial institutions.
Other investments
As of March 31, 2017 and December 31, 2016, other investments included the following:

	As of March 31, 2017	As of December 31, 2016
	(dollars in thousands)
Portfolio Funds, at fair value (1)	$112,425	$120,023
Equity method investments (2)	38,091	36,991
Lehman claims, at fair value	297	265
	$150,813	$157,279
(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of March 31, 2017 and December 31, 2016, included the following:

	As of March 31, 2017	As of December 31, 2016
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$29,246	$27,424
Formation8 Partners Fund I, L.P. (f)	21,143	22,234
RCG Longview Debt Fund V, L.P. (i) (*)	15,798	16,187
Green Energy Metals Fund, LP (h)	14,044	6,241
HealthCare Royalty Partners LP (a)(*)	6,990	7,147
RCG LPP2 PNW5 Co-Invest, L.P. (j) (*)	3,104	3,152
HealthCare Royalty Partners II LP (a)(*)	2,162	2,091
Eclipse Ventures Fund I, L.P. (g)	2,157	1,790
Lagunita Biosciences, LLC (n)	1,690	1,698
Starboard Leaders Fund LP (e)(*)	1,181	1,231
Quadratic Fund LLC (k) (*)	965	6,729
RCGL 12E13th LLC (i) (*)	348	348
Starboard Partners Fund LP (d)(*)	—	5,067
Orchard Square Partners Credit Fund LP (b)	—	4,327
Other private investment (l) (*)	8,927	8,548
Other affiliated funds (m)(*)	4,670	5,809
	$112,425	$120,023
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

(b)	Orchard Square Partners Credit Fund LP has a quarterly redemption policy with a 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

(c)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon 90 days' notice.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(d)	Starboard Partners Fund LP permits redemptions on a semi-annual basis on 180 days' prior written notice subsequent to an initial two year lock up.

(e)
Starboard Leaders Fund LP does not permit withdrawals, but instead allows terminations with respect to capital commitments upon 30 days' prior written notice at any time following the first anniversary of an investors' initial capital contribution.

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

(k)	Quadratic Fund LLC permits redemptions on a 30 day prior written notice.

(l)	Other private investment represents the Company's closed end investment in a portfolio fund that invests in a wireless broadband communication provider in Italy.

(m)	The majority of these funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(n)
Lagunita Biosciences, LLC, a healthcare investment company that creates and grows early stage companies to commercialize impactful translational science that addresses significant clinical needs, is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(2)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 57%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and in Surf House Ocean Views Holdings, LLC. The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist hedge funds and related managed accounts and c) Surf House Ocean Views Holdings, LLC which is a joint venture in a real estate development project. The Company recorded no impairment charges in relation to its equity method investments for the three months ended March 31, 2017 and 2016.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of March 31, 2017	As of December 31, 2016
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$13,696	$13,522
Starboard Value LP	12,817	12,501
RCG Longview Debt Fund V Partners, LLC	7,804	7,256
RCG Longview Management, LLC	758	656
HealthCare Royalty GP, LLC	570	583
HealthCare Royalty GP II, LLC	366	354
RCG Longview Debt Fund IV Management, LLC	331	331
HealthCare Royalty GP III, LLC	149	208
RCG Kennedy House, LLC	136	183
RCG Longview Equity Management, LLC	114	114
HealthCare Overflow Fund GP, LLC	75	68
Other	1,275	1,215
	$38,091	$36,991
For the period ended March 31, 2017, none of the equity method investments held by the Company met the significance criteria as defined under SEC guidance.
As of March 31, 2017 and December 31, 2016, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $3.1 million and $4.6 million, for the three months ended March 31, 2017 and 2016, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of March 31, 2017 and December 31, 2016, securities sold, not yet purchased, at fair value consisted of the following:

	As of March 31, 2017	As of December 31, 2016
	(dollars in thousands)
Common stocks	$329,477	$263,460
Corporate bonds (a)	6,193	2,591
Warrants and rights	6	39
	$335,676	$266,090

(a)
As of March 31, 2017, the maturities ranged from August 2020 to October 2042 with interest rates ranged from 3.63% to 8.88%. As of December 31, 2016, the maturities ranged from April 2021 to January 2036 with interest rates ranged from 5.50% to 6.25%.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.1 billion and $0.9 billion as of March 31, 2017 and $5.3 billion and $1.0 billion as of December 31, 2016, respectively. In addition, the maximum exposure relating to these variable interest entities as of March 31, 2017 was $488.1 million, and as of December 31, 2016 was $508.1 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies.

b.	Consolidated Funds
Securities owned, at fair value
As of March 31, 2017 and December 31, 2016, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of March 31, 2017	As of December 31, 2016
	(dollars in thousands)
Preferred stock	$40,716	$37,343
Common stocks	40,557	28,474
U.S. Government securities (a)	3,495	6,994
Corporate bonds (b)	3,781	4,214
Term Loan	3,208	2,209
Warrants and rights	2	3
	$91,759	$79,237
(a) As of March 31, 2017, the maturity was June 2017 with an interest rate of 0%. As of December 31, 2016, the maturity was March 2017 with an interest rate of 0%.
(b) As of March 31, 2017, maturities ranged from October 2017 to June 2038 and interest rates ranged from 0% to 14.37%. As of December 31, 2016, maturities ranged from October 2017 to June 2038 and interest rates ranged from 0% and 14.37%.
Securities sold, not yet purchased, at fair value
As of March 31, 2017, there were no securities sold, not yet purchased, at fair value. As of December 31, 2016, securities sold, not yet purchased, at fair value, held by the Consolidated Funds consisted of the following:

As of December 31, 2016
(dollars in thousands)
Corporate bonds (a)	$672
Common stocks	211
$883

(a)	As of December 31, 2016, maturities ranged from September 2019 to September 2023 and interest rates ranged from 4.38% to 9.25%.
Receivable on derivative contracts
As of March 31, 2017 and December 31, 2016, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2017	As of December 31, 2016
	(dollars in thousands)
Currency forwards	$18	$18
Equity swaps	812	731
Options	79	144
	$909	$893

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Payable for derivative contracts
As of March 31, 2017 and December 31, 2016, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2017	As of December 31, 2016
	(dollars in thousands)
Currency forwards	$27	$10
Equity swaps	804	495
Options	45	67
	$876	$572
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of March 31, 2017 and December 31, 2016, investments in Portfolio Funds, at fair value, included the following:

	As of March 31, 2017	As of December 31, 2016
	(dollars in thousands)
Investments of Enterprise LP	$107,454	$114,159
Investments of Merger Fund	294,074	281,572
Investments of Caerus LP	—	5,734
	$401,528	$401,465
Consolidated portfolio fund investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $107.5 million and $114.2 million in Enterprise Master as of March 31, 2017 and December 31, 2016, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $294.1 million and $281.6 million in Merger Master as of March 31, 2017 and December 31, 2016, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Consolidated portfolio fund investments of Caerus LP
Prior to Caerus LP being liquidated on March 1, 2017, it operated under a “master-feeder” structure, whereby Caerus Select Master Fund Ltd's ("Caerus Master") shareholder was Caerus LP. The consolidated investments in Portfolio Funds included Caerus LP's investment of $5.7 million in Caerus Master as of December 31, 2016. Caerus Master’s investment objective was to achieve superior risk-adjusted rates of return that bear little correlation to the overall market.  Caerus Master sought to achieve this objective by utilizing a long/short investment strategy, investing primarily in equities and options on equities that trade on major global market exchanges. Caerus Master focused on investments in the global consumer sector, including, but not limited to, securities in sub-sectors such as retail, apparel and footwear, restaurants, gaming and lodging, consumer products, food and beverage, consumer technology, media, transportation and homebuilding and building materials.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of March 31, 2017 and December 31, 2016, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of March 31, 2017 and none at December 31, 2016.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

Investments percentage of the Company's equity at March 31, 2017
Issuer	Security Type	Country	Industry	Percentage of Equity	Market Value
Linkem	Equity	Italy	Wireless Broadband	6.2%	$48,346,757
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of March 31, 2017 and December 31, 2016:
Securities owned by Enterprise Master, at fair value

	As of March 31, 2017	As of December 31, 2016
	(dollars in thousands)
Preferred stock	$1,479	$1,581
Common stock	803	835
	$2,282	$2,416
Portfolio Funds, owned by Enterprise Master, at fair value

		As of March 31, 2017	As of December 31, 2016
	Strategy	(dollars in thousands)
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	$103,034	$101,832
RCG Longview Equity Fund, LP*	Real Estate	4,492	4,744
RCG Longview Debt Fund IV, LP*	Real Estate	1,488	1,637
RCG Longview II, LP*	Real Estate	831	836
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	7,932	8,682
Other Real Estate Investments *	Real Estate	—	295
		$117,778	$118,027

*	Affiliates of the Company.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Merger Master
As of March 31, 2017, Merger Master held common stock, securities owned, of $934.2 million and common stock, sold not yet purchased, of $343.6 million. As of December 31, 2016, Merger Master held common stock, securities owned, of $835.7 million and common stock, sold not yet purchased, of $395.5 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of March 31, 2017	As of December 31, 2016
Description	(dollars in thousands)
Options	$5,451	$4,264
Equity swaps	3,984	255
	$9,435	$4,519
Payable for derivative contracts, at fair value, owned by Merger Master

	As of March 31, 2017	As of December 31, 2016
Description	(dollars in thousands)
Options	$1,063	$2,285
Equity swaps	1,079	123
	$2,142	$2,408
Caerus Master
As of December 31, 2016, Caerus Master held common stock, of $3.2 million and common stock, sold not yet purchased, of $2.6 million.
5. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2017 and December 31, 2016:

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$3,790	$—	$—	$3,790
Preferred stock	—	—	16,516	16,516
Common stocks	610,539	30	10,504	621,073
Convertible bonds	—	—	250	250
Corporate bonds	—	2,990	—	2,990
Trade claims	—	—	703	703
Warrants and rights	6,914	—	4,139	11,053
Mutual funds	6	—	—	6
Receivable on derivative contracts, at fair value
Futures	32	—	—	32
Currency forwards	—	243	—	243
Swaps	—	2,283	—	2,283
Options	8,441	167	6,971	15,579
Other investments
Lehman claim	—	—	297	297
Consolidated Funds
Securities owned
US Government securities	3,495	—	—	3,495
Preferred stock	—	401	40,315	40,716
Common stocks	40,021	240	296	40,557
Corporate bonds	—	3,781	—	3,781
Warrants and rights	—	—	2	2
Term loan	—	2,497	711	3,208
Receivable on derivative contracts, at fair value
Currency forwards	—	18	—	18
Equity swaps	—	812	—	812
Options	79	—	—	79
	$673,317	$13,462	$80,704	$767,483
Percentage of total assets measured at fair value	87.7%	1.8%	10.5%
Portfolio funds measured at net asset value (a)				112,425
Consolidated funds' portfolio funds measured at net asset value (a)				401,528
Equity method investments				38,091
Total investments				$1,319,527

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stocks	$329,477	$—	$—	$329,477
Corporate bonds	—	6,193	—	6,193
Warrants and rights	6	—	—	6
Payable for derivative contracts, at fair value
Futures	72	—	—	72
Currency forwards	—	134	—	134
Swaps	—	3,075	—	3,075
Options	3,891	—	6,971	10,862
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	5,274	5,274
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	27	—	27
Options	45	—	—	45
Equity swaps	—	804	—	804
	$333,491	$10,233	$12,245	$355,969
Percentage of total liabilities measured at fair value	93.7%	2.9%	3.4%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the third and fourth quarter of 2015 and the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 2018, December 2020, and June 2018, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of March 31, 2017 can range from $0.1 million to $15.0 million.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$3,780	$—	$—	$3,780
Preferred stock	—	—	15,811	15,811
Common stocks	658,179	1,355	10,121	669,655
Convertible bonds	—	—	250	250
Corporate bonds	—	2,477	—	2,477
Trade claims	—	—	562	562
Warrants and rights	4,616	—	3,719	8,335
Mutual funds	6	—	—	6
Receivable on derivative contracts, at fair value
Futures	104	—	—	104
Currency forwards	—	592	—	592
Swaps	—	468	—	468
Options	6,662	322	14,753	21,737
Other investments
Lehman claim	—	—	265	265
Consolidated Funds
Securities owned
US Government securities	6,994	—	—	6,994
Preferred stock	—	415	36,928	37,343
Common stocks	19,467	8,712	295	28,474
Corporate bonds	—	4,214	—	4,214
Warrants and rights	—	—	3	3
Term loan	—	1,552	657	2,209
Receivable on derivative contracts, at fair value
Currency forwards	—	18	—	18
Equity swaps	—	731	—	731
Options	132	12	—	144
	$699,940	$20,868	$83,364	$804,172
Percentage of total assets measured at fair value	87.0%	2.6%	10.4%
Portfolio funds measured at net asset value (a)				120,023
Consolidated funds' portfolio funds measured at net asset value (a)				401,465
Equity method investments				36,991
Total investments				$1,362,651

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stocks	$263,460	$—	$—	$263,460
Corporate bonds	—	2,591	—	2,591
Warrants and rights	39	—	—	39
Payable for derivative contracts, at fair value
Futures	642	—	—	642
Swaps	—	181	—	181
Options	5,186	—	14,753	19,939
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	5,997	5,997
Consolidated Funds
Securities sold, not yet purchased
Common stocks	211	—	—	211
Corporate bonds	—	672	—	672
Payable for derivative contracts, at fair value
Currency forwards	—	10	—	10
Options	67	—	—	67
Equity swaps	—	495	—	495
	$269,605	$3,949	$20,750	$294,304
Percentage of total liabilities measured at fair value	91.6%	1.3%	7.1%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during 2012 and the third and fourth quarter of 2015, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 2018, and December 2020, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of December 31, 2016 can range from $0.1 million to $15.1 million.
The following table includes a rollforward of the amounts for the three months ended March 31, 2017 and 2016, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2017
	Balance at December 31, 2016	Transfers in		Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2017	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$15,811	$—		$—	$1,732	$(31)	$(996)	$16,516	$(996)
Common stocks	10,121	—		—	31	(52)	404	10,504	404
Convertible bonds	250	—		—	—	—	—	250	—
Options, asset	14,753	—		—	—	—	(7,782)	6,971	(7,782)
Options, liability	14,753	—		—	—	—	(7,782)	6,971	(7,782)
Warrants and rights	3,719	451	(b)	—	—	—	(31)	4,139	(31)
Trade claims	562	—		—	—	(70)	211	703	190
Lehman claim	265	—		—	—	—	32	297	32
Contingent consideration liability	5,997	—		—	—	(167)	(556)	5,274	(556)
Consolidated Funds
Preferred stock	36,928	—		—	—	—	3,387	40,315	3,887
Common stocks	295	—		—	—	—	1	296	1
Warrants and rights	3	—		—	—	—	(1)	2	(1)
Term Loan	657	—		—	—	—	54	711	54

	Three Months Ended March 31, 2016
	Balance at December 31, 2015	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2016	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,872	$—	$—		$—	$(218)	$992	$13,646	$566
Common stocks	2,278	—	—		569	—	1,918	4,765	2,054
Convertible bonds	819	—	—		—	(569)	—	250	—
Options, asset	18,194	—	—		—	—	2,698	20,892	2,698
Options, liability	18,194	—	—		—	—	2,698	20,892	2,698
Warrants and rights	2,572	—	—		—	—	(67)	2,505	150
Lehman claim	299	—	—		—	—	(6)	293	(6)
Contingent consideration liability	6,158	—	—		—	—	2,135	8,293	2,135
Consolidated Funds
Preferred stock	32,000	—	(4,000)	(a)	—	—	—	28,000	—
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying condensed consolidated statements of operations.
(a) The investments were converted to common stock.
(b) The Company received warrants as part of a transaction.
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
During the three months ended March 31, 2017 and 2016, there were no transfers between level 1 and level 2 assets and liabilities.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table includes quantitative information as of March 31, 2017 and December 31, 2016 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2017	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$10,188	Guideline companies/transaction price Option pricing method, discounted cash flow	Volatility Market multiples Discount rate	37% 0.8x to 9.3x 9.5% to 22%
Trade claims	62	Discounted cash flows	Market multiples Discount rate	6x 20%
Warrants and rights	4,139	Model based	Volatility	30% to 85% (weighted average 73%)
Options	6,971	Option pricing models	Volatility	33%
Other level 3 assets (a)	59,344
Total level 3 assets	80,704
Level 3 Liabilities
Options	6,971	Option pricing models	Volatility	33%
Contingent consideration liability	5,274	Discounted cash flows	Projected cash flow and discount rate	8% - 25% (weighted average 23%)
Total level 3 liabilities	$12,245

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2016	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$10,917	Guideline companies/transaction price Option pricing method, discounted cash flow	Volatility Market multiples Discount rate	37% 0.8x to 9.3x 9.5% to 10%
Trade claims	520	Discounted cash flows	Market multiples Discount rate	6x 20%
Warrants and rights	3,719	Model based	Volatility	30% to 85% (weighted average 73%)
Options	14,753	Option pricing models	Volatility	40%
Other level 3 assets (a)	53,455
Total level 3 assets	83,364
Level 3 Liabilities
Options	14,753	Option pricing models	Volatility	40%
Contingent consideration liability	5,997	Discounted cash flows	Projected cash flow and discount rate	8% - 25% (weighted average 23%)
Total level 3 liabilities	$20,750

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at March 31, 2017 and December 31, 2016, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 2.

	March 31, 2017				December 31, 2016				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$78,959		$78,959		$112,014		$112,014		Level 1
Cash collateral pledged	14,696		14,696		13,342		13,342		Level 2
Loans receivable	29,170		29,170	(d)	31,088		31,088	(d)	Level 3
Consolidated funds
Cash and cash equivalents	10,293		10,293		17,761		17,761		Level 1
Financial Liabilities
Convertible debt	132,055	(a)	151,508	(b)	130,029	(a)	149,545	(b)	Level 2
Notes payable and other debt	77,890		84,673	(c)	77,030		80,817	(c)	Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $16.0 million and $17.8 million as of March 31, 2017 and December 31, 2016.

(b)	The convertible debt includes the conversion option and is based on the last broker quote available.

(c)	Notes payable and other debt are based on the last broker quote available.

(d)	The fair market value of level 3 loans is calculated using discounted cash flows.
6. Receivables from and Payable to Brokers
Receivables from and payable to brokers includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales (including commissions and fees related to securities transactions) equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, these balances are

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

presented net (assets less liabilities) across balances with the same broker. As of March 31, 2017 and December 31, 2016, receivable from brokers was $163.6 million and $87.8 million, respectively. Payable to brokers was $124.5 million and $210.3 million as of March 31, 2017 and December 31, 2016, respectively. The Company's receivables from and payable to brokers balances are held at multiple financial institutions.
7. Payable to Customers
Payable to customers include amounts due on cash and margin transactions to the Company's clients which have their assets held by a Company omnibus account (included within Receivables from brokers). In this omnibus structure, positions that are owned by CIL are fully cross collateralized by client funds, meaning that the firm, for all intents and purposes, has no market risk. Additionally, CIL has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
8. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of March 31, 2017	As of December 31, 2016
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$6,297	$7,638
Consolidated Funds	387,835	371,567
	$394,132	$379,205

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$717	$(78)
Consolidated Funds	8,388	(4,219)
	$9,105	$(4,297)
9. Reinsurance
The Company’s wholly-owned Luxembourg subsidiary, Hollenfels Re SA (“Hollenfels”) provides reinsurance to third party insurance and reinsurance companies. As Hollenfels started its operations during 2016, all claims it experienced (reported or not reported) were from the 2016 accident year through March 31, 2017. During the three months ended March 31, 2017, Hollenfels’ share of incurred and paid claims, as reported to it by the underlying insurance and reinsurance companies, amounted to $0.6 million. During the same period, Hollenfels’ share of claims incurred but not reported plus expected development on reported claims totaled $0.9 million. Hollenfels generally employs an estimation methodology whereby historical average claims ratios over a period of 5 or 10 years, based on availability of data, are utilized. In cases where an event may have occurred that could give rise to claims in excess of the amount calculated using the above-mentioned methodology, then actuarial methods are used to calculate the impact of such an event. During the quarter, Hollenfels did not change its methodology for determining claim liability or claim adjustment expenses and calculated them using the above-mentioned methods.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. This is because certain contracts Hollenfels has written are on a quota-share basis while the other policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three months ended March 31, 2017.  As a result, the figures above are the same as reported on the Company’s balance sheet.
10. Share-Based and Deferred Compensation and Employee Ownership Plans
On December 5, 2016, the Company effected a one-for-four reverse stock split of the Company's class A and class B common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of March 31, 2017, there were approximately 0.2 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $24.1 million of deferred cash awards to its employees during the three months ended March 31, 2017. These awards vest over a four year period and accrue interest at 0.70% per year. As of March 31, 2017, the Company had unrecognized compensation expense related to deferred cash awards of $50.9 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized compensation expense of $8.8 million and $6.4 million, for the three months ended March 31, 2017 and 2016, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.5 million and $3.1 million, for the three months ended March 31, 2017 and 2016, respectively.
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
The following table summarizes the Company's stock option activity for the three months ended March 31, 2017:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2016	4,167	$19.56	0.10	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	(4,167)	19.56	—	—
Balance outstanding at March 31, 2017	—	$—	0	$—
Options exercisable at March 31, 2017	—	$—	0	$—

(1)	Based on the Company's closing stock price of $14.95 on March 31, 2017 and $15.50 on December 31, 2016.
As of March 31, 2017, the Company's stock options were fully expensed.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company's SAR's for the three months ended March 31, 2017:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2016	100,000	$11.60	1.21	$435
SAR's granted	—	—	—	—
SAR's vested	(25,000)	11.60	—	—
SAR's expired	—	—	—	—
Balance outstanding at March 31, 2017	75,000	$11.60	0.96	$421
SAR's exercisable at March 31, 2017	—	$—	0	$—

(1)	Based on the Company's closing stock price of $14.95 on March 31, 2017 and $15.50 on December 31, 2016.
As of March 31, 2017 and December 31, 2016, the unrecognized compensation expense related to the Company's grant of SAR's was $0.1 million and $0.1 million, respectively.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the three months ended March 31, 2017:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2016	5,717,932	$16.23
Granted (1)	1,859,333	15.05
Vested	(915,503)	16.35
Canceled	—	—
Forfeited	(18,501)	15.31
Balance outstanding at March 31, 2017 (1)	6,643,261	$15.88
(1) Performance linked restricted stock units of 481,438 were awarded to employees of the Company in December 2013 and January 2014. An additional 700,000 performance linked restricted stock units were awarded in March 2016. Of the awards granted, 96,875 have been forfeited through March 31, 2017. The remaining awards, included in the outstanding balance as of March 31, 2017, will vest between March 2019 and December 2020 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of March 31, 2017, there was $81.8 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.75 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were no restricted stock units awarded during the three months ended March 31, 2017. As of March 31, 2017 there were 162,176 restricted stock units outstanding.

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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds. In addition, during the three months ended March 31, 2017, the unusual or infrequent items whose tax impact were recorded discretely related to stock compensation. Based on these methodologies, the Company’s effective income tax rate was 13.65% and 29.35% for the three months ended March 31, 2017 and 2016, respectively.
For the three months ended March 31, 2017 and 2016, the effective tax rate differs from the statutory rate of 35% primarily due to income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds, stock compensation, foreign taxes, as well as other nondeductible expenses.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2017, the Company recorded a valuation allowance against deferred tax assets related to its foreign net operating losses.
The Company is subject to examination by the United States Internal Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York, United Kingdom and Luxembourg. Currently, the Company is under audit by the Internal Revenue Service for the 2014 tax year, and New York State for the 2010 to 2012 tax years. Management is not expecting a material tax liability from these audits.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.5 million and $0.8 million as of March 31, 2017 and December 31, 2016, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.2 million and $0.1 million, respectively.
12. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $4.8 million and $5.3 million for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2017	$1,810	$12,024	$12,256
2018	2,359	9,067	17,148
2019	928	2,848	15,633
2020	6	740	15,352
2021	—	676	15,597
Thereafter	—	—	17,297
	$5,103	$25,355	$93,283

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 13 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.4 million and $0.8 million, and for the three months ended March 31, 2017 and 2016, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate funds with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both March 31, 2017 and December 31, 2016, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
The following table summarizes unfunded commitments as of March 31, 2017:

Entity	Unfunded Commitments	Commitment term
	($ in millions)
Real estate (a)	$12.6	(a)
HealthCare Royalty Partners funds (b)	$7.3	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	$0.6	7 years
Lagunita Biosciences, LLC	$3.0	3 years
Eclipse Fund II, L.P.	$0.9	8 years
Eclipse Continuity Fund I, L.P.	$0.9	9 years
(a) The Company had unfunded commitments pertaining to capital commitments in six real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time up to four years, subject to advance notice.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
13. Convertible Debt and Notes Payable
As of March 31, 2017 and December 31, 2016, the Company's outstanding debt was as follows:

	As of March 31, 2017	As of December 31, 2016
	(dollars in thousands)
Convertible debt	$132,055	$130,029
Note payable	60,959	60,953
Other notes payable	15,301	14,237
Capital lease obligations	1,630	1,840
	$209,945	$207,059
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
The Company recorded interest expense of $1.1 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying condensed consolidated statements of operations is $1.8 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction which increases the effective conversion price to $28.72 (see Note 4) (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2021 Notes. As of December 31, 2016, the Company fell below a minimum calculation as required by a covenant. As a result, the Company may not currently incur new debt or make restricted payments, other than in limited permitted amounts set out in the Senior Indenture.
Other Notes Payable
During January 2017, the Company borrowed $2.1 million to fund insurance premium payments. This note has an effective interest rate of 1.50% and is due on December 31, 2017, with monthly payment requirements of $0.2 million. As of March 31, 2017, the outstanding balance on this note payable was $1.5 million. Interest expense for the three months ended March 31, 2017 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from January 2019 to May 2021 and interest rates ranged from 4.21% to 7.25%. As of March 31, 2017, the remaining balance on the aircraft financing agreements was $13.8 million. Interest expense was $0.2 million for the three months ended March 31, 2017.
Capital Lease Obligations
The Company has entered into several capital leases for computer equipment which amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations. These capital lease obligations are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of March 31, 2017, the remaining balance on these capital leases was $1.6 million. Interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of March 31, 2017, is as follows:

	Convertible Debt	Note Payable	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2017	$2,243	$3,913	$3,577	$704
2018	4,485	5,218	2,826	938
2019	151,743	5,218	4,304	78
2020	—	5,218	2,256	—
2021	—	68,468	4,723	—
Thereafter	—	—	—	—
Subtotal	158,471	88,035	17,686	1,720
Less: Amount representing interest (a)	(26,416)	(27,076)	(2,385)	(90)
Total	$132,055	$60,959	$15,301	$1,630

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Letters of Credit
As of March 31, 2017, the Company has eight irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has a letter of credit, in the amount of $5.5 million, due March 2018, for which cash is pledged as collateral under a reinsurance agreement.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Location	Amount	Maturity
	(dollars in thousands)
New York	$355	May 2017
New York	$70	May 2017
New York	$695	October 2017
New York	$2,811	October 2017
New York	$1,600	November 2017
San Francisco	$710	January 2018
Connecticut	$65	January 2018
Boston	$382	March 2018
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2017 and December 31, 2016, there were no amounts due related to these letters of credit.
14. Stockholder's Equity
On December 5, 2016, the Company effected a one-for-four reverse stock split of the Company's class A and class B common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split. In addition, there was a reclassification of $0.9 million from the par value of our class A common stock to additional paid-in capital to reflect the impact of the reverse stock split.
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. During the three months ended March 31, 2017, and 2016 the Company declared and accrued a cash dividend of $1.7 million and $1.7 million.
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Treasury Stock
Treasury stock of $158.3 million as of March 31, 2017, compared to $153.8 million as of December 31, 2016, resulted from $4.5 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions.
The following represents the activity relating to the treasury stock held by the Company during the three months ended March 31, 2017:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2016	9,810,802	$153,845	$15.68
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	328,238	4,455	13.57
Purchase of treasury stock	—	—	—
Balance outstanding at March 31, 2017	10,139,040	$158,300	$15.61
15. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Beginning Balance	$(2)	$—
Foreign currency translation	(2)	(3)
Ending Balance	$(4)	$(3)
16. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of March 31, 2017, there were 27,312,493 shares outstanding. The Company has included 162,176 fully vested, unissued restricted stock units in its calculation of basic earnings per share. As of December 5, 2016, share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants (see Note 4(a)), unexercised stock options, unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized.
The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands, except per share data)
Net income (loss)	$12,089	$(7,995)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	9,105	(4,297)
Net income (loss) attributable to Cowen Group, Inc.	2,984	(3,698)
Preferred stock dividends	1,698	1,698
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$1,286	$(5,396)

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	27,061	26,591
Performance based restricted stock	—	—
Stock appreciation rights	12	—
Restricted stock	1,328	—
Weighted average shares used in diluted computation	28,401	26,591
Earnings (loss) per share:
Basic	$0.05	$(0.20)
Diluted	$0.05	$(0.20)
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

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2017
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$36,553	$36,553	$—	$—		$36,553
Brokerage	—	52,313	52,313	—	(1,779)		50,534
Management fees	13,145	801	13,946	(527)	(4,711)	(a)	8,708
Incentive income (loss)	3,060	—	3,060	(489)	(2,025)	(a)	546
Investment income (loss)	15,149	6,477	21,626	—	(21,626)	(c)(f)	—
Interest and dividends	—	—	—	—	5,089	(c)	5,089
Reimbursement from affiliates	—	—	—	(78)	1,730	(e)	1,652
Aircraft lease revenue	—	—	—	—	1,059	(f)	1,059
Reinsurance premiums	—	—	—	—	7,089	(g)	7,089
Other revenue	819	285	1,104	—	296	(g)	1,400
Consolidated Funds revenues	—	—	—	2,341	—		2,341
Total revenues	32,173	96,429	128,602	1,247	(14,878)		114,971
Expenses
Non interest expense	23,191	93,967	117,158	(429)	8,751	(b)(d)	125,480
Interest and dividends	3,241	1,100	4,341	—	5,589	(c)	9,930
Consolidated Funds expenses	—	—	—	4,963	—		4,963
Total expenses	26,432	95,067	121,499	4,534	14,340		140,373
Total other income (loss)	—	—	—	11,674	27,728	(c)	39,402
Income taxes expense / (benefit)	—	—	—	—	1,911	(b)	1,911
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(1,645)	—	(1,645)	(8,387)	927		(9,105)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$4,096	$1,362	$5,458	$—	$(2,474)		$2,984

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2016
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$26,147	$26,147	$—	$—		$26,147
Brokerage	—	52,867	52,867	—	(1,932)		50,935
Management fees	16,128	775	16,903	(370)	(5,503)	(a)	11,030
Incentive income (loss)	6,920	—	6,920	(157)	(5,652)	(a)	1,111
Investment income (loss)	1,395	455	1,850	—	(1,850)	(c)(f)	—
Interest and dividends	—	—	—	—	3,653	(c)	3,653
Reimbursement from affiliates	—	—	—	(14)	3,901	(e)	3,887
Aircraft lease revenue	—	—	—	—	394	(f)	394
Reinsurance premiums	—	—	—	—	1,010	(g)	1,010
Other revenue	682	271	953	—	368	(g)	1,321
Consolidated Funds revenues	—	—	—	1,551	—		1,551
Total revenues	25,125	80,515	105,640	1,010	(5,611)		101,039
Expenses
Non interest expense	20,261	83,761	104,022	—	2,791	(b)(d)	106,813
Interest and dividends	3,183	1,090	4,273	—	3,037	(c)	7,310
Consolidated Funds expenses	—	—	—	1,816	—		1,816
Total expenses	23,444	84,851	108,295	1,816	5,828		115,939
Total other income (loss)	—	—	—	(3,413)	6,998	(c)	3,585
Income taxes expense / (benefit)	—	—	—	—	(3,320)	(b)	(3,320)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,227)	—	(2,227)	4,219	2,305		4,297
Economic Income (Loss) / Net Income (loss) attributable to Cowen Group, Inc.	$(546)	$(4,336)	$(4,882)	$—	$1,184		$(3,698)

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
Other Adjustments:
(a)     Economic Income (Loss) recognizes revenues (i) net of distribution fees paid to agents and (ii) our proportionate share of management and incentive fees of certain real estate operating entities, the healthcare royalty business and the activist business.
(b)    Economic Income (Loss) excludes income taxes and acquisition related adjustments as management does not consider these items when evaluating the performance of the segment.
(c)     Economic Income (Loss) recognizes Company income from proprietary trading (including interest and dividends).
(d)     Economic Income (Loss) recognizes the Company's proportionate share of expenses, for certain real estate operating entities and the activist business, for which the investments are recorded under the equity method of accounting for investments.
(e)    Reimbursement from affiliates is shown as a reduction of Economic Income expenses, but is included as a part of revenues under US GAAP.
(f)    Aircraft lease revenue is shown net of expenses in other revenue for Economic Income (Loss).
(g)     Economic Income (Loss) recognizes underwriting income from the Company's insurance related activities, net of expenses, within other revenue.

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

For the three months ended March 31, 2017 and 2016, there was no one fund or other customer which represented more than 10% of the Company's total revenues.
18. Regulatory Requirements
As registered broker-dealers, Cowen and Company, ATM Execution and Cowen Prime are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution and Cowen Prime are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2017, Cowen and Company had total net capital of approximately $93.2 million, which was approximately $92.2 million in excess of its minimum net capital requirement of $1.0 million. As of March 31, 2017, ATM Execution had total net capital of approximately $2.3 million, which was approximately $2.0 million in excess of its minimum net capital requirement of $250,000. As of March 31, 2017, Cowen Prime had total net capital of approximately $7.3 million, which was approximately $7.1 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK and CIL are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of March 31, 2017, Ramius UK's Financial Resources of $0.22 million exceeded its minimum requirement of $0.05 million by $0.17 million. As of March 31, 2017, CIL's Financial Resources of $10.7 million exceeded its minimum requirement of $5.7 million by $5.0 million.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of March 31, 2017 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2017. RCG Insurance Company’s capital and surplus as of March 31, 2017 totaled approximately $20.9 million.
19. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's alternative asset management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of March 31, 2017 and December 31, 2016, $12.4 million and $12.6 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended March 31, 2017, the Company reimbursed the funds it manages $0.1 million, which were recorded net in management fees and incentive income in the accompanying condensed consolidated statements of operation. For the three months ended March 31, 2016, these amounts were immaterial. As of March 31, 2017 and December 31, 2016, related amounts still payable were $0.1 million and $0.3 million, respectively, and were reflected in fees payable in the accompanying condensed consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of March 31, 2017 and December 31, 2016, loans to employees of $12.5 million and $9.2 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $5.5 million and $3.3 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The

Cowen Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.4 million and $0.6 million, for the three months ended March 31, 2017 and 2016, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2017 and 2016, the interest income was insignificant for all related party loans and advances.
Included in due to related parties is approximately $0.6 million and $0.7 million as of March 31, 2017 and December 31, 2016, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
As of March 31, 2017 and December 31, 2016, included in due from related parties is $18.4 million and $18.7 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five year period and earns interest at 5% per annum.  The interest income for the three months ended March 31, 2017 and 2016, was $0.2 million and $0.2 million, respectively.
The remaining balance included in due from related parties of $11.9 million and $11.8 million as of March 31, 2017 and December 31, 2016, respectively, relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of March 31, 2017 and December 31, 2016, such investments aggregated $27.9 million and $32.9 million, respectively, were included in redeemable non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $1.9 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements as of March 31, 2017 and December 31, 2016. However, through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
21. Subsequent Events
On April 3, 2017, the Company announced the signing of a definitive agreement (the “Purchase Agreement”) pursuant to which it will acquire one hundred percent of the issued and outstanding equity securities of ConvergEx Group, LLC (“ConvergEx”) from private equity firm GTCR, Bank of New York Mellon, and other shareholders, for a total consideration, less certain closing adjustments, of $116 million, at least 50% of which will be paid in cash with the remainder (to be determined in the Company’s sole discretion) to be paid in shares of the Company’s Class A common stock. The Purchase Agreement contains customary representations, warranties and covenants. The transaction is expected to close by the end of the second quarter of 2017, subject to satisfaction of customary closing conditions.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         The discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled “Risk Factors” in Item 1A of our 2016 Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Group, Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
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
The Company's alternative investment platform, which operates primarily under the Ramius name, offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisors Act") since 1997. Ramius offers investors access to strategies to meet their specific needs including long/short equity, merger arbitrage, activist equity, event driven credit, fundamental global macro, health care royalties and real estate direct lending and equity. Ramius focuses on attracting and retaining talented in-house and affiliated investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside Ramius’s alternative investment clients. The Company has also invested some of its capital in its recently formed aviation and reinsurance businesses. Our alternative investment business had approximately $10.7 billion of assets under management as of April 1, 2017. See the section titled "Assets Under Management and Fund Performance" for further analysis.
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

Recent Developments
On April 3, 2017, the Company announced the signing of a definitive agreement (the “Purchase Agreement”) pursuant to which it will acquire one hundred percent of the issued and outstanding equity securities of ConvergEx Group, LLC (“ConvergEx”) from private equity firm GTCR, Bank of New York Mellon, and other shareholders, for a total consideration, less certain closing adjustments, of $116 million, at least 50% of which will be paid in cash with the remainder (to be determined in the Company’s sole discretion) to be paid in shares of the Company’s Class A common stock. The Purchase Agreement contains customary representations, warranties and covenants. The transaction is expected to close by the end of the second quarter of 2017, subject to satisfaction of customary closing conditions.
On March 29, 2017, the Company announced entry into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Shanghai Huaxin Group (Hong Kong) Limited (the “Investor”), a Hong Kong company and an affiliate of China Energy Company Limited (“CEFC China”), pursuant to which the Company agreed to issue and sell to the Investor a number of shares of the Company’s Class A common stock representing approximately 19.9% of the outstanding shares of Class A common stock at the closing of the transaction (the “Shares”) for an estimated aggregate purchase price of approximately $100 million (the “Equity Investment”).
In connection with the Equity Investment, the Company has also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with the Investor pursuant to which the Investor will have the right following the closing of the Equity Investment to nominate directors of the Company’s board of directors, subject to certain conditions. In addition, the Investor will be subject to a customary standstill restriction. The Investor will also have certain registration rights, preemptive rights and anti-dilution protection under the Investor Rights Agreement.
In connection with and pursuant to the Stock Purchase Agreement, the Investor has agreed to make a senior unsecured loan (the “Loan”) to the Company in an amount equal to $175 million pursuant to the terms of a term loan agreement to be entered into upon closing of the Equity Investment (the “Term Loan Agreement”).
The Equity Investment and the Loan are expected to close concurrently by the end of the third quarter of 2017, subject to satisfaction of customary closing conditions.
During the first quarter of 2017, Cowen International Limited ("CIL"), which is based in London, launched its international prime brokerage business and began on-boarding clients.  CIL clients are offered traditional prime brokerage services such as clearing, custody, financing and stock loan services along with the same types of customer support and use of the firm's proprietary technologies to which its U.S. customers have become accustomed.
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
Several management companies of the funds are owned jointly by the Company and third parties. Accordingly, the management fees generated by these funds are split between the Company and these third parties. Pursuant to US GAAP, these fees received by the management companies that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
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

•
HealthCare Royalty Partners. In HealthCare Royalty Partners main funds, during the investment period (as defined in the relevant partnership agreements), management fees are generally charged at an annual rate of 1% to 2% of committed capital. After the investment period, management fees for these funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the funds. For the other funds (and managed accounts) managed by Healthcare Royalty Partners, the management fee ranges from 0.2% to 1% and there is no adjustment based on an investment period. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 0.5%. Management and platform fees are generally calculated monthly based on each account's notional trading level at the end of each month. The Company has decided to close the Ramius Trading Strategies private commodity trading advisory business. This business is expected to be closed during the second quarter of 2017.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for hedge funds (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Several general partners of the funds are owned jointly by the Company and third parties. Accordingly, the incentive fees generated by these funds are split between the Company and these third parties. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
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
Aircraft lease revenue
Aircraft lease revenue associated with the Company's aircraft leasing business is recorded on a straight-line basis over the term of the lease, net of deferred rent and/or prepaid initial direct costs.
Reinsurance premiums
Premiums for insurance-related contracts are earned over the coverage period. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly basis. In accordance with US GAAP, for each of its contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract under the deposit method of accounting with any net amount receivable reflected as an asset in other assets, and any net amount payable reflected as a liability within accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition.
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

•
Reinsurance claims, commissions and amortization of deferred acquisition costs. Reinsurance related expenses reflect loss and claim reserves, acquisition costs and other expenses incurred with respect to our insurance and reinsurance operations.

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

As of April 1, 2017, the Company had assets under management of $10.7 billion, a 1.6% increase as compared to assets under management of $10.5 billion as of January 1, 2016. The $0.2 billion increase in assets under management during the three months ended March 31, 2017 primarily resulted from the real estate business.
The following table is a breakout of total assets under management by platform as of April 1, 2017 (which excludes cross investments from other Ramius platforms):

	Platform
	Hedge Funds (a) (b) (g)	Alternative Solutions (a)	Ramius Trading Strategies (h)	Real Estate (a) (i)	Healthcare Royalty Partners (c) (d) (j)	Other (k)	Total
	(dollars in millions)
January 1, 2015	$4,218	$3,784	$147	$1,707	$2,582	$48	$12,486
Subscriptions	2,725	997	—	—	—	—	3,722
Redemptions	(572)	(810)	(49)	(65)	(178)	(14)	(1,688)
Performance (e)	(781)	(419)	(3)	—	5	—	(1,198)
Net Return (f)	(18.52)%	(11.07)%	(2.04)%	—%	0.19%	—%	(9.59)%
January 1, 2016	5,590	3,552	95	1,642	2,409	34	13,322
Subscriptions	1,537	—	—	—	—	—	1,537
Redemptions	(714)	(3,641)	(40)	(220)	(137)	(21)	(4,773)
Performance (e)	362	89	(3)	—	10	—	458
Net Return (f)	6.48%	2.51%	(3.16)%	—%	0.42%	—%	3.44%
January 1, 2017	6,775	—	52	1,422	2,282	13	10,544
Subscriptions	359	—	—	299	—	—	658
Redemptions	(304)	—	(8)	—	(74)	(13)	(399)
Performance (e)	(93)	—	(1)	—	5	—	(89)
Net Return (f)	(1.37)%	—%	(1.92)%	—%	0.22%	—%	(0.84)%
April 1, 2017	$6,737	$—	$43	$1,721	$2,213	$—	$10,714

(a)
The Company owns between 20% and 55% of the general partners or managing members of the real estate business, the activist business, the global macro strategy business (the single strategy hedge funds) and the alternative solutions business (starting as of September 2013). On September 23, 2016, the Company completed the sale of its interest in the alternative solutions business, thereby reducing the Company’s estimated assets under management by approximately $2.5 billion.

(b)
These amounts include the Company's invested capital of approximately $179.6 million, $176.6 million and $173.6 million as of April 1, 2017, January 1, 2017 and January 1, 2016, respectively. Assets under management amounts include approximately $544.0 million of committed but undrawn capital that will only be charged fees when invested.

(c)	These amounts include the Company's invested capital of approximately $10.3 million, $10.5 million and $20.2 million as of April 1, 2017, January 1, 2017 and January 1, 2016, respectively.

(d)	This amount reflects committed capital.

(e)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(f)	Net returns are calculated on the platform as a whole. Net return of individual funds will vary based on the timing and strategy the respective funds.

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
Fund Performance
For the quarter ended March 31, 2017 the Company's strategies had mostly positive results, and no significant drawdowns in the strategies that underperformed.
Our activist strategy had slightly positive performance for the quarter, lagging the Russell 2000 Index, which continued its advance following the U.S. presidential and congressional elections in November. The portfolio management team has maintained its long term out performance versus the index since the strategy’s inception.  The merger arbitrage strategy also finished the quarter with positive performance, exceeding its benchmark HFRI index as well. The strategy has produced a significant recovery following the drawdown of last April. The first quarter of 2017 featured a high level of global merger and acquisitions activity, with January representing the strongest initial month of the year since 2000 accordingly to Bloomberg.  The UCITS Merger Fund, in partnership with Bank America Merrill Lynch, also continued to have positive results since trading was initiated in July 2016, and met expectations for the more diversified portfolio. The Ramius event team manages the merger arbitrage component for two multi-manager Advisor Act funds. Positive results were also achieved in these products for the quarter.
Our options-based global macro strategy had negative performance for the first quarter as the decline in volatility across multiple asset classes which permeated throughout 2016 continued into this year. Another of our affiliate managers engages in equity long/short investing in consumer-related stocks. Following a challenging fourth quarter due to extreme intra-sector movements within the consumer space, the strategy experienced a sharp recovery in the first quarter, with performance exceeding the relevant hedged equity index.  Our other equity long/short affiliate, which had successfully launched its commingled fund on October 1, 2016 and enjoyed a positive fourth quarter, also had gains in the first quarter of 2017. The latter team follows a multi-sector approach and has consistently seeks to take advantage of performance dispersion across various equity sectors.
The State Street Ramius Managed Futures Strategy Fund, which offers exposure to multi-manager managed futures, had negative returns for the first quarter despite a marginally better environment for commodity trading advisors, who had modest positive performance for the period as compared to the relevant index. The Company has decided to close the Ramius Trading Strategies private commodity trading advisory business. This business is expected to be closed during the second quarter of 2017.
The internally managed multi-strategy vehicles, following an overall increase in valuation on the remaining assets during the fourth quarter of 2016, were able to execute opportunistic sales of certain holdings at year end. This resulted in a distribution to investors during the first quarter of 2017.
With regard to the longer-dated investment vehicles in real estate, the largest legacy real estate debt vehicle, as well as the legacy equity vehicles, experienced minimal changes in value for the first quarter. Certain of the legacy real estate funds, inclusive of these two, are in the process of returning capital to investors.  The most recent real estate debt vehicle remains active, with interim results meeting performance expectations. In addition, fund raising is well underway for the sixth debt fund, expected to close in 2017.
Our healthcare royalty strategy, having raised a substantial amount of capital in 2014, still remains in its investment period. As noted in previous quarterly comments, ongoing turbulence in the pharmaceutical and healthcare sectors last year presented attractive opportunities to long term investors, which continue to be available. As a result, the strategy has been able to invest significant capital in both its latest commingled fund and separate managed accounts.
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
As of March 31, 2017, the Company's invested capital amounted to a net value of $644.9 million (supporting a long market value of $1,071.7 million), representing approximately 83% of Cowen Group's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen Group's stockholders' equity as of March 31, 2017. The net values presented in the table below do not tie to Cowen Group's condensed consolidated statement of financial condition as of March 31, 2017 because they are included in various line items of the accompanying condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$424.3	55%
Merchant Banking	168.6	22%
Real Estate	52	7%
Total	644.9	83%
Stockholders' Equity	$778.3	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our alternative investment and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 17 to the accompanying Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

	Condensed Consolidated Statements of Operations
	Three Months Ended March 31,		Period to Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$36,553	$26,147	$10,406	40%
Brokerage	50,534	50,935	(401)	(1)%
Management fees	8,708	11,030	(2,322)	(21)%
Incentive income	546	1,111	(565)	(51)%
Interest and dividends	5,089	3,653	1,436	39%
Reimbursement from affiliates	1,652	3,887	(2,235)	(57)%
Aircraft lease revenue	1,059	394	665	169%
Reinsurance premiums	7,089	1,010	6,079	602%
Other revenues	1,400	1,321	79	6%
Consolidated Funds revenues	2,341	1,551	790	51%
Total revenues	114,971	101,039	13,932	14%
Expenses
Employee compensation and benefits	76,673	63,181	13,492	21%
Interest and dividends	9,930	7,310	2,620	36%
Reinsurance claims, commissions and amortization of deferred acquisition costs	6,178	563	5,615	NM
General, administrative and other expenses	42,629	43,069	(440)	(1)%
Consolidated Funds expenses	4,963	1,816	3,147	173%
Total expenses	140,373	115,939	24,434	21%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	26,056	3,188	22,868	717%
Consolidated Funds net gains (losses)	13,346	397	12,949	3,262%
Total other income (loss)	39,402	3,585	35,817	999%
Income (loss) before income taxes	14,000	(11,315)	25,315	(224)%
Income tax expense (benefit)	1,911	(3,320)	5,231	158%
Net income (loss)	12,089	(7,995)	20,084	(251)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	9,105	(4,297)	13,402	(312)%
Net income (loss) attributable to Cowen Group, Inc.	2,984	(3,698)	6,682	(181)%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Group, Inc. common stockholders	$1,286	$(5,396)	$6,682	(124)%
Revenues
Investment Banking
Investment banking revenues increased $10.5 million to $36.6 million for the three months ended March 31, 2017 compared with $26.1 million in the prior year period. During the three months ended March 31, 2017, the Company completed 23 underwriting transactions and two strategic advisory transactions. During the three months ended March 31, 2016, the Company completed 12 underwriting transactions and two debt capital market transactions. Despite the increase in total fees, the average underwriting fee per transaction was 26.1% less for the three months ended March 31, 2017 as compared to the prior year period.
Brokerage
Brokerage revenues decreased $0.4 million to $50.5 million for the three months ended March 31, 2017 compared with $50.9 million in the prior year period. This was attributable to lower commissions due to a decrease in customer trading volumes in our cash, option and prime service businesses offset by an increase in revenues due to the initiation of our credit trading business in May 2016. Customer trading volumes across the industry (according to Bloomberg) decreased 20% for the three months ended March 31, 2017 compared to the prior year period.

Management Fees
Management fees decreased $2.3 million to $8.7 million for the three months ended March 31, 2017 compared with $11.0 million in the prior year period. The decrease in management fees was primarily related to the sale of our interest in the alternative solutions business during the third quarter of 2016.
Incentive Income
Incentive income decreased $0.6 million to $0.5 million for the three months ended March 31, 2017, compared with $1.1 million in the prior year period.
Interest and Dividends
Interest and dividends increased $1.4 million to $5.1 million for the three months ended March 31, 2017 compared with $3.7 million in the prior year period. This was primarily attributable to an increase in the number of investments in interest bearing securities during 2017 as compared to 2016.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $2.2 million to $1.7 million for the three months ended March 31, 2017 compared with $3.9 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft lease revenues
Aircraft lease revenues were $1.1 million for the three months ended March 31, 2017 compared to $0.4 million in the prior year period. Our aircraft leasing business began during the first quarter of 2016.
Reinsurance premiums
Reinsurance premiums of $7.1 million relate to premiums from our insurance-related business.
Other Revenues
Other revenues increased $0.1 million to $1.4 million for the three months ended March 31, 2017 compared with $1.3 million in the prior year period. The decrease primarily relates to a decrease in sublease income from our New York offices.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.7 million to $2.3 million for the three months ended March 31, 2017 compared with $1.6 million in the prior year period. The increase is due to increased interest and dividend income from our consolidated funds.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $13.5 million to $76.7 million for the three months ended March 31, 2017 compared with $63.2 million in the prior year period. The increase is primarily due to $13.9 million higher total revenues and $35.8 million more other income (loss) during 2017 as compared to 2016 resulting in a higher compensation and benefits accrual and the inclusion of new credit and research groups during 2016, The compensation to revenue ratio, including other income (loss), was 50% for the three months ended March 31, 2017, compared with 60% in the prior year period.
Interest and Dividends
Interest and dividend expenses increased $2.6 million to $9.9 million for the three months ended March 31, 2017 compared with $7.3 million in the prior year period. This was primarily attributable to an increase in the number of debt securities held during 2017 as compared to 2016.
Reinsurance claims, commissions and amortization of deferred acquisition costs
Reinsurance related expenses of $6.2 million reflect loss and claim reserves, acquisition costs and other expenses incurred with respect to our insurance and reinsurance operations.
General, Administrative and Other Expenses
General, administrative and other expenses remained constant at $42.6 million for the three months ended March 31, 2017 compared with the prior year period.

Consolidated Funds Expenses
Consolidated Funds expenses increased $3.2 million to $5.0 million for the three months ended March 31, 2017 compared with $1.8 million in the prior year period. The increase is due to increased interest and dividend expense in one of our consolidated funds.
Other Income (Loss)
Other income (loss) increased $35.8 million to $39.4 million for the three months ended March 31, 2017 compared with $3.6 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax benefit decreased $5.2 million to $1.9 million for the three months ended March 31, 2017 compared with an income tax benefit of $3.3 million in the prior year period. This change is primarily attributable to the Company’s operating results.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased $13.4 million to income of $9.1 million for the three months ended March 31, 2017 compared with a loss of $4.3 million in the prior year period. The increase was primarily the result of losses incurred by one of our consolidated funds in the prior year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
For the three months ended March 31, 2017 and 2016, the Company's alternative investment segment includes hedge funds, private equity structures, registered investment companies and listed vehicles operating results and other investment platforms operating results.
For the three months ended March 31, 2017 and 2016, the Company's broker-dealer segment includes investment banking, research, sales and trading and prime brokerage businesses' operating results.
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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 17 to the Company's condensed consolidated financial statements included in this 10-K.

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

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017			2016			Total Period-to-Period
	Alternative Investment		Total	Alternative Investment		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$36,553	$36,553	$—	$26,147	$26,147	$10,406	40%
Brokerage	—	52,313	52,313	—	52,867	52,867	(554)	(1)%
Management fees	13,145	801	13,946	16,128	775	16,903	(2,957)	(17)%
Incentive income (loss)	3,060	—	3,060	6,920	—	6,920	(3,860)	(56)%
Investment income (loss)	15,149	6,477	21,626	1,395	455	1,850	19,776	1,069%
Other income (loss)	819	285	1,104	682	271	953	151	16%
Total economic income revenues	$32,173	$96,429	$128,602	$25,125	$80,515	105,640	22,962	22%
Economic Income (Loss)
Total Economic Income (Loss) was $5.5 million for the three months ended March 31, 2017, an increase of $10.4 million compared to Economic Income (Loss) which was a loss of $4.9 million in the prior year period.
Total Economic Income (Loss) revenues were $128.6 million for the three months ended March 31, 2017, an increase of $23.0 million compared to Economic Income (Loss) revenues of $105.6 million in the prior year period. This was related to an increase in investment banking activity and an increase in performance in investment income.
Alternative Investment Segment Revenues
Alternative investment segment Economic Income (Loss) revenues were $32.2 million for the three months ended March 31, 2017, an increase of $7.1 million compared to Economic Income (Loss) revenues of $25.1 million in the prior year period.
Management Fees.    Management fees for the segment decreased $3.0 million to $13.1 million for the three months ended March 31, 2017 compared with $16.1 million in the prior year period. This decrease in management fees was primarily related to the sale of our interest in the alternative solutions business during the third quarter of 2016.
Incentive Income (Loss).    Incentive income for the segment decreased $3.8 million to $3.1 million for the three months ended March 31, 2017 compared with $6.9 million in the prior year period. This decrease was primarily related to a decrease in performance from our activist business.
Investment Income (Loss).    Investment income for the segment increased $13.7 million to $15.1 million for the three months ended March 31, 2017 compared with $1.4 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment increased $0.1 million to $0.8 million for the three months ended March 31, 2017 compared with $0.7 million in the prior year period.
Broker-Dealer Segment Revenues
Broker-dealer segment Economic Income (Loss) revenues were $96.4 million for the three months ended March 31, 2017, an increase of $15.9 million compared with Economic Income (Loss) revenues of $80.5 million in the prior year.
Investment Banking.    Investment banking revenues increased $10.5 million to $36.6 million for the three months ended March 31, 2017 compared with $26.1 million in the prior year period. During the three months ended March 31, 2017, the Company completed 23 underwriting transactions and two strategic advisory transactions. During the three months ended March 31, 2016, the Company completed 12 underwriting transactions and two debt capital market transactions. Despite the increase in total fees, the average underwriting fee per transaction was 26.1% less for the three months ended March 31, 2017 as compared to the prior year period.
Brokerage.    Brokerage revenues decreased $0.6 million to $52.3 million for the three months ended March 31, 2017, compared with $52.9 million in the prior year period. This was attributable to lower commissions due to a decrease in customer trading volumes in our cash, option and prime service businesses offset by an increase in revenues due to the initiation of our credit trading business in May 2016. Customer trading volumes across the industry (according to Bloomberg) decreased 20% for the three months ended March 31, 2017 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $6.0 million to $6.5 million for the three months ended March 31, 2017, compared with $0.5 million in the prior year period.
Other Income (Loss).    Other income (loss) for the segment remained at $0.3 million for the three months ended March 31, 2017, compared with $0.3 million in the prior year period.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $13.2 million to $117.2 million for the three months ended March 31, 2017, compared with $104.0 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $12.9 million to $75.0 million for the three months ended March 31, 2017 compared with $62.1 million in the prior year period. The increase is due to $23.0 million higher revenues during 2017 as compared to 2016 which resulted in a higher compensation and benefits accrual and the inclusion of new credit and research groups during 2016. The compensation to revenue ratio was 58% for the three months ended March 31, 2017 compared with 59% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, decreased $0.6 million to $23.8 million for the three months ended March 31, 2017 compared with $24.4 million in the prior year period.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Period-to-Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$4,714	$4,137	$577	14%
Professional, advisory and other fees	3,927	4,324	(397)	(9)%
Occupancy and equipment	6,664	7,220	(556)	(8)%
Service fees	2,590	2,160	430	20%
Expenses from equity investments	2,763	3,719	(956)	(26)%
Other	3,167	2,848	319	11%
Total	$23,825	$24,408	$(583)	(2)%
Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.2 million to $2.6 million for the three months ended March 31, 2017 compared with $2.8 million in the prior year period. The decrease is primarily related to a decrease in depreciation expense from fully depreciated fixed assets partially offset by an increase in amortization on intangible assets related to acquisitions during late 2015 and during 2016.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $1.2 million to $16.4 million for the three months ended March 31, 2017 compared with $15.2 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs and increased marketing and business development expenses.
The following table shows the components of the non-compensation expenses—variable, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Period-to-Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$7,448	$7,062	$386	5%
HealthCare Royalty Partners syndication costs	132	132	—	—%
Expenses related to Luxembourg companies	862	978	(116)	(12)%
Marketing and business development	7,542	6,611	931	14%
Other	420	448	(28)	(6)%
Total	$16,404	$15,231	$1,173	8%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment remained constant at $0.6 million for the three months ended March 31, 2017 compared to the prior year period.
Interest expense
Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, remained constant at $4.3 million for the three months ended March 31, 2017 compared to the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests decreased by $0.6 million to $1.6 million for the three months ended March 31, 2017 compared with $2.2 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2017, we had cash and cash equivalents of $79.0 million and net liquid investment assets of $427.0 million. Cash and cash equivalents and short-term investments held by foreign subsidiaries as of March 31, 2017 and December 31, 2016 were $7.4 million and $13.7 million, respectively. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $1.5 million and $0.8 million as of March 31, 2017 and December 31, 2016, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.2 million and $0.1 million, respectively.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.

Unfunded commitments
The following table summarizes unfunded commitments as of March 31, 2017:

Entity	Unfunded Commitments	Commitment term
	($ in millions)
Real estate (a)	$12.6	(a)
HealthCare Royalty Partners funds (b)	$7.3	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	$0.6	7 years
Lagunita Biosciences, LLC	$3	3 years
Eclipse Fund II, L.P.	$0.9	8 years
Eclipse Continuity Fund I, L.P.	$0.9	9 years
(a) The Company had unfunded commitments pertaining to capital commitments in six real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time up to four years, subject to advance notice.
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
Regulation
As registered broker-dealers, Cowen and Company, ATM Execution and Cowen Prime are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Under the alternative method permitted by the Rule, Cowen and Company's minimum net capital requirement, as defined, is $1.0 million. Under the alternative method ATM Execution and Cowen Prime are required to maintain minimum net capital, as defined, equal to $250,000. The broker-dealers are not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2017, Cowen and Company had total net capital of approximately $93.2 million, which was approximately $92.2 million in excess of its minimum net capital requirement of $1.0 million. As of March 31, 2017, ATM Execution had total net capital of approximately $2.3 million, which was approximately $2.0 million in excess of its minimum net capital requirement of $250,000. As of March 31, 2017, Cowen Prime had total net capital of approximately $7.3 million, which was approximately $7.1 million in excess of its minimum net capital requirement of $250,000.
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
Ramius UK and CIL are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA. As of March 31, 2017, Ramius UK's Financial Resources of $0.22 million exceeded its minimum requirement of $0.05 million by $0.17 million. As of March 31, 2017, CIL's Financial Resources of $10.7 million exceeded its minimum requirement of $5.7 million by $5.0 million.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of March 31, 2017 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2017. RCG Insurance Company’s capital and surplus as of March 31, 2017 totaled approximately $20.9 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used in operating activities of $54.7 million for the three months ended March 31, 2017 was primarily related to cash used to pay for year end bonuses and a decrease in payable to brokers offset partially by sales of securities owned, at fair value. Net cash used in operating activities of $340.6 million for the three months ended March 31, 2016 was primarily related to purchases of other investments, cash used to pay for year end bonuses and an increase in cash held at other brokers.
Investing Activities.    Net cash provided by investing activities of $12.3 million for the three months ended March 31, 2017 was primarily related to sales of other investments offset partially by purchases of other investments. Net cash provided by investing activities of $16.6 million for the three months ended March 31, 2016 was primarily related to repayment of certain loans made for investing purposes offset partially by the purchases of other investments and fixed assets.
Financing Activities.    Net cash provided by financing activities for the three months ended March 31, 2017 of $9.4 million was primarily related to contributions from non-controlling interests in Consolidated Funds. Net cash provided by financing activities for the three months ended March 31, 2016 of $232.6 million was primarily related to contributions from non-controlling interests in Consolidated Funds and borrowings on short term debt.

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
The Company recorded interest expense of $1.1 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying condensed consolidated statements of operations is $1.8 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction which increases the effective conversion price to $28.72 (see Note 4), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2021 Notes.
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
Other Notes Payable
During January 2017, the Company borrowed $2.1 million to fund insurance premium payments. This note has an effective interest rate of 1.50% and is due on December 31, 2017, with monthly payment requirements of $0.2 million. As of March 31, 2017, the outstanding balance on this note payable was $1.5 million. Interest expense for the three months ended March 31, 2017 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from January 2019 to May 2021 and interest rates ranged from 4.21% to 7.25%. As of March 31, 2017, the remaining balance on the aircraft financing agreements was $13.8 million. Interest expense was $0.2 million for the three months ended March 31, 2017.
Capital Lease Obligations
The Company has entered into several capital leases for computer equipment which amounted to $7.6 million and are recorded in fixed assets and as capital lease obligations. These capital lease obligations are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 0.60% to 6.03%. As of March 31, 2017, the remaining balance on these capital leases was $1.6 million. Interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
Letters of Credit
As of March 31, 2017, the Company has the following eight irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has a letter of credit, in the amount of $5.5 million, due March 2018, for which cash is pledged as collateral under a reinsurance agreement.

Location	Amount	Maturity
	(dollars in thousands)
New York	$355	May 2017
New York	$70	May 2017
New York	$695	October 2017
New York	$2,811	October 2017
New York	$1,600	November 2017
San Francisco	$710	January 2018
Connecticut	$65	January 2018
Boston	$382	March 2018
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2017 and December 31, 2016, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of March 31, 2017:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment/Aircraft Leases, Service Payments and Facility Leases
Real Estate	$93,283	$12,256	$32,781	$30,949	$17,297
Service Payments	25,355	12,024	11,915	1,416	—
Equipment leases	2,163	865	1,292	6	—
Aircraft	2,940	945	1,995	—	—
Total	123,741	26,090	47,983	32,371	17,297
Debt
Convertible Debt	158,471	2,243	156,228	—	—
Note Payable	88,035	3,913	10,436	73,686	—
Other Notes Payable	17,686	3,577	7,130	6,979	—
Total	$264,192	$9,733	$173,794	$80,665	$—
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
The fund is currently winding-down as of March 31, 2017 and the clawback obligations were $6.2 million (see Note 4 to the Company's condensed consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of March 31, 2017, is as follows:

	Convertible Debt	Note Payable	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2017	$2,243	$3,913	$3,577	$704
2018	4,485	5,218	2,826	938
2019	151,743	5,218	4,304	78
2020	—	5,218	2,256	—
2021	—	68,468	4,723	—
Thereafter	—	—	—	—
Subtotal	158,471	88,035	17,686	1,720
Less: Amount representing interest (a)	(26,416)	(27,076)	(2,385)	(90)
Total	$132,055	$60,959	$15,301	$1,630

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of March 31, 2017. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In accordance with these standards, the Company presently consolidates six funds for which it acts as the general partner and investment manager. As of March 31, 2017 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Caerus Select Fund LP ("Caerus LP") (between May 1, 2016 through March 1, 2017 when the fund was liquidated), Ramius Archview

Credit and Distressed Master Fund ("Archview Master Fund") and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk of that instrument. For additional information regarding the use of unobservable inputs to fair value assets and liabilities see Note 5 in the accompanying condensed consolidated Financial Statement in Part 1 Item 1.
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
Several management companies of the funds are owned jointly by the Company and third parties. Accordingly, the management fees generated by these funds are split between the Company and these third parties. Pursuant to US GAAP, these fees received by the management companies that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
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

•
HealthCare Royalty Partners. In HealthCare Royalty Partners main funds, during the investment period (as defined in the relevant partnership agreements), management fees are generally charged at an annual rate of 1% to 2% of committed capital. After the investment period, management fees for these funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the funds. For the other funds (and managed accounts) managed by Healthcare Royalty Partners, the management fee ranges from 0.2% to 1% and there is no adjustment based on an investment period. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

•
Ramius Trading Strategies. Management fees and platform fees for the Company's private commodity trading advisory business are generally charged at an annual rate of up to 0.5%. Management and platform fees are generally calculated monthly based on each account's notional trading level at the end of each month. The Company has decided to close the Ramius Trading Strategies private commodity trading advisory business. This business is expected to be closed during the second quarter of 2017.

Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for hedge funds (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Several general partners of the funds are owned jointly by the Company and third parties. Accordingly, the incentive fees generated by these funds are split between the Company and these third parties. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.

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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 12 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2017 for further discussion.

Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 2 "Recently issued accounting pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2017.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2017, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2017.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2017.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our 2016 Form 10-K filed with the SEC on February 27, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2017, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $138.3 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended March 31, 2017, the Company did not repurchase any shares of Cowen Class A stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended March 31, 2017. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2017 – January 31, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	19,626	$14.84	—	—
Total	19,626	$14.84	—

Month 2 (February 1, 2017 – February 28, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	6,355	$15.79	—	—
Total	6,355	$15.79	—

Month 3 (March 1, 2017 – March 31, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	302,257	$13.44	—	—
Total	302,257	$13.44	—

Total (January 1, 2017 – March 31, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	328,238	$13.57	—	—
Total	328,238	$13.57	—

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $138.3 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	May 1, 2017	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
10.1
Stock Purchase Agreement, dated as of March 29, 2017, by and between Cowen Group, Inc. and Shanghai Huaxin Group (Hong Kong) Limited, a Hong Kong company (previously filed as Exhibit 10.1 to the Form-8-K filed on March 30, 2017).

10.2
Investor Rights Agreement, dated as of March 29, 2017, by and between Cowen Group, Inc. and Shanghai Huaxin Group (Hong Kong) Limited, a Hong Kong company (previously filed as Exhibit 10.2 to the Form-8-K filed on March 30, 2017).

10.3	Form of Term Loan Agreement (previously filed as Exhibit 10.3 to the Form 8-K filed on March 30, 2017).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

E - 1