Form 10-Q
period 2017-06-30
COWEN INC.
filed 2017-08-07
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-34516
Cowen Inc.
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
As of August 4, 2017, there were 31,074,071 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended June 30, 2017.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2017 and 2016. The Consolidated Financial Statements as of December 31, 2016 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
Assets	As of June 30, 2017	As of December 31, 2016
Cash and cash equivalents	$165,474	$110,990
Cash collateral pledged	15,473	13,342
Segregated cash	87,145	1,024
Securities owned, at fair value	696,543	700,876
Receivable on derivative contracts, at fair value	30,829	22,901
Securities borrowed	100,845	—
Other investments	136,360	157,279
Deposits with clearing organizations, brokers and banks	79,209	8,939
Receivable from brokers, dealers and clearing organizations	145,385	78,898
Receivable from customers	64,195	—
Fees receivable, net of allowance of $1,120	116,330	45,883
Due from related parties	40,252	39,629
Fixed assets, net of accumulated depreciation and amortization of $26,612 and $23,867, respectively	42,341	42,408
Goodwill	60,678	60,678
Intangible assets, net of accumulated amortization of $29,643 and $29,418, respectively	33,393	25,769
Deferred tax asset, net	160,453	165,656
Other assets	69,065	38,406
Consolidated Funds
Cash and cash equivalents	34,407	17,761
Securities owned, at fair value	94,674	79,237
Receivable on derivative contracts, at fair value	1,015	893
Other investments	404,490	401,465
Receivable from brokers	9,710	5,978
Other assets	352	511
Total Assets	$2,588,618	$2,018,523
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$254,077	$266,090
Payable for derivative contracts, at fair value	25,941	20,762
Securities loaned	142,434	—
Payables to brokers, dealers and clearing organizations	267,934	210,309
Payable to customers	114,449	—
Commission management payable	88,894	3,590
Compensation payable	68,924	98,084
Notes payable and other debt	107,119	77,030
Convertible debt	134,100	130,029
Fees payable	10,685	3,272
Due to related parties	574	573
Accounts payable, accrued expenses and other liabilities	110,163	47,525
Consolidated Funds
Securities sold, not yet purchased, at fair value	—	883
Payable for derivative contracts, at fair value	620	572
Payable to brokers	8,269	3,700
Contributions received in advance	—	2,000
Capital withdrawals payable	2,181	1,408
Accounts payable, accrued expenses and other liabilities	340	841
Total Liabilities	1,336,704	866,668

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of June 30, 2017	As of December 31, 2016
(continued)
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests	418,009	379,205

Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of June 30, 2017 (aggregate liquidation preference of $120,750,000) and 120,750 shares issued and outstanding as of as of December 31, 2016 (aggregate liquidation preference of $120,750,000), respectively	1	1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 41,665,691 shares issued and 31,074,071 outstanding as of June 30, 2017 and 36,542,091 shares issued and 26,731,289 outstanding as of December 31, 2016, respectively (including 191,962 and 162,176 restricted shares, respectively)	324	292
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding	—	—
Additional paid-in capital	994,126	928,646
(Accumulated deficit) retained earnings	4,586	(2,442)
Accumulated other comprehensive income (loss)	(8)	(2)
Less: Class A common stock held in treasury, at cost, 10,593,191 and 9,810,802 shares, respectively	(165,124)	(153,845)
Total Stockholders' Equity	833,905	772,650
Total Liabilities and Stockholders' Equity	$2,588,618	$2,018,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (dollars in thousands, except per share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Investment banking	$64,146	$35,287	$100,699	$61,434
Brokerage	63,845	47,100	114,379	98,035
Management fees	8,656	10,649	17,364	21,679
Incentive income	3,726	428	4,272	1,539
Interest and dividends	7,917	4,105	13,006	7,758
Reimbursement from affiliates	495	2,241	2,147	6,128
Aircraft lease revenue	1,043	1,588	2,102	1,982
Reinsurance premiums	7,682	13,328	14,771	14,338
Other revenues	1,345	412	2,745	1,733
Consolidated Funds
Interest and dividends	1,388	1,538	3,382	2,614
Other revenues	287	555	634	1,030
Total revenues	160,530	117,231	275,501	218,270
Expenses
Employee compensation and benefits	102,111	55,627	178,784	118,808
Floor brokerage and trade execution	14,078	7,872	22,401	15,663
Interest and dividends	12,211	6,944	22,141	14,254
Professional, advisory and other fees	10,527	5,686	16,343	11,280
Service fees	3,328	2,075	5,944	4,259
Communications	6,003	4,529	10,763	8,668
Occupancy and equipment	8,533	7,873	15,596	15,878
Depreciation and amortization	3,132	3,413	6,160	6,480
Client services and business development	7,192	6,946	14,954	13,986
Reinsurance claims, commissions and amortization of deferred acquisition costs	7,275	11,766	13,453	12,329
Restructuring costs	8,541	—	8,541	—
Other expenses	4,329	2,852	7,590	8,101
Consolidated Funds
Interest and dividends	2,108	1,507	6,091	2,627
Professional, advisory and other fees	304	320	696	622
Floor brokerage and trade execution	105	111	214	133
Other expenses	231	205	710	577
Total expenses	190,008	117,726	330,381	233,665
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	18,719	(20,218)	44,775	(17,030)
Bargain purchase gain, net of tax	7,946	—	7,946	—
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	29,503	(23,606)	39,081	(26,298)
Net realized and unrealized gains (losses) on derivatives	1,320	5,055	5,185	8,157
Net gains (losses) on foreign currency transactions	(210)	111	(307)	98
Total other income (loss)	57,278	(38,658)	96,680	(35,073)
Income (loss) before income taxes	27,800	(39,153)	41,800	(50,468)
Income tax expense (benefit)	(785)	(11,992)	1,126	(15,312)
Net income (loss)	28,585	(27,161)	40,674	(35,156)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	21,145	(16,705)	30,250	(21,002)
Net income (loss) attributable to Cowen Inc.	7,440	(10,456)	10,424	(14,154)
Preferred stock dividends	1,698	1,698	3,396	3,396
Net income (loss) attributable to Cowen Inc. common stockholders	$5,742	$(12,154)	$7,028	$(17,550)

(continued)
Weighted average common shares outstanding:
Basic (a)	28,634	26,867	27,852	26,729
Diluted (a)	29,474	26,867	28,860	26,729
Earnings (loss) per share:
Basic (a)	$0.20	$(0.45)	$0.25	$(0.66)
Diluted (a)	$0.19	$(0.45)	$0.24	$(0.66)
(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Net income (loss)		$28,585		$(27,161)		$40,674		$(35,156)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(4)		(2)		(6)		(5)
Total other comprehensive income (loss), net of tax		(4)		(2)		(6)		(5)
Comprehensive income (loss)		$28,581		$(27,163)		$40,668		$(35,161)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2016	26,731,289	$292	120,750	$1	$(153,845)	$928,646	$(2)	$(2,442)	$772,650	$379,205
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	10,424	10,424	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	30,250
Foreign currency translation	—	—	—	—	—	—	(6)	—	(6)	—
Capital contributions	—	—	—	—	—	—	—	—	—	35,150
Capital withdrawals	—	—	—	—	—	—	—	—	—	(26,596)
Common stock issuance upon acquisition (See Note 2)	3,162,278	32	—	—	—	47,575	—	—	47,607	—
Restricted stock awards issued	1,962,893	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(782,389)	—	—	—	(11,279)	—	—	—	(11,279)	—
Preferred stock dividends (See Note 18)	—	—	—	—	—	—	—	(3,396)	(3,396)	—
Amortization of share based compensation	—	—	—	—	—	17,905	—	—	17,905	—
Balance, June 30, 2017	31,074,071	$324	120,750	$1	$(165,124)	$994,126	$(8)	$4,586	$833,905	$418,009

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2015	26,401,163	$292	120,750	$1	$(137,356)	$903,429	$—	$23,627	$789,993	$186,911
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	(14,154)	(14,154)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds										(21,002)
Foreign currency translation	—	—	—	—	—	—	(5)	—	(5)	—
Capital contributions	—	—	—	—	—	—	—	—	—	231,871
Capital withdrawals	—	—	—	—	—	—	—	—	—	(9,615)
Deconsolidation of entities	—	—	—	—	—	—	—	—	—	(73,042)
Restricted stock awards issued	1,459,003	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,058,511)	—	—	—	(14,576)	—	—	—	(14,576)	—
Preferred stock dividends (See Note 18)	—	—	—	—	—	—	—	(3,396)	(3,396)	—
Income tax effect from share based compensation	—	—	—	—	—	(744)	—	—	(744)	—
Amortization of share based compensation	—	—	—	—	—	13,036	—	—	13,036	—
Balance, June 30, 2016	26,801,655	$292	120,750	$1	$(151,932)	$915,721	$(5)	$6,077	$770,154	$315,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$40,674	$(35,156)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain	(7,946)	—
Depreciation and amortization	6,160	6,480
Amortization of debt issuance costs	608	587
Amortization of debt discount	3,699	3,366
Tax benefit (expense) from share-based payment arrangements	—	(744)
Share-based compensation	17,905	13,036
Deferred tax benefit	5,201	(13,982)
Deferred rent obligations	(175)	(402)
Net loss on disposal of fixed assets	55	—
Contingent liability adjustment	—	2,135
Purchases of securities owned, at fair value	(2,432,174)	(2,085,486)
Proceeds from sales of securities owned, at fair value	2,628,293	2,219,623
Proceeds from sales of securities sold, not yet purchased, at fair value	1,316,612	1,856,801
Payments to cover securities sold, not yet purchased, at fair value	(1,430,940)	(1,841,743)
Net (gains) losses on securities, derivatives and other investments	(50,070)	7,731
Consolidated Funds
Purchases of securities owned, at fair value	(137,781)	(22,056)
Proceeds from sales of securities owned, at fair value	130,550	1,517
Proceeds from sales of securities sold, not yet purchased, at fair value	217	2,226
Payments to cover securities sold, not yet purchased, at fair value	(899)	(947)
Purchases of other investments	(8,628)	(221,506)
Proceeds from sales of other investments	31,478	12,431
Net realized and unrealized (gains) losses on investments and other transactions	(34,282)	19,100
(Increase) decrease in operating assets:
Cash acquired through acquisition	96,197	—
Cash collateral pledged	(2,131)	(3,687)
Segregated Cash	(22,731)	356
Securities owned, at fair value, held at broker-dealer	(131,681)	870
Receivable on derivative contracts, at fair value	(7,928)	14,647
Securities borrowed	157,476	—
Deposits with clearing organizations, brokers and banks	(26,612)	(2,037)
Receivable from brokers, dealers and clearing organizations	5,435	2,888
Receivable from customers	(20,726)	—
Fees receivable, net of allowance	(34,215)	(10,939)
Due from related parties	(623)	4,134
Other assets	(25,591)	(22,173)
Consolidated Funds
Cash and cash equivalents	(16,646)	5,992
Receivable on derivative contracts, at fair value	(122)	(60)
Receivable from brokers	(3,732)	—
Other assets	159	(584)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	77,783	(2,029)
Payable for derivative contracts, at fair value	5,179	(6,327)
Securities loaned	(143,925)	—
Payable to brokers, dealers and clearing organizations	(16,659)	(122,493)
Payable to customers	102,648	—
Commission management payable	6,176	318
Compensation payable	(60,243)	(145,817)
Fees payable	1,999	(3,114)
Due to related parties	1	(65)
Accounts payable, accrued expenses and other liabilities	22,578	8,513

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Six Months Ended June 30,
	2017	2016
(continued)
Consolidated Funds
Contributions received in advance	(2,000)	(850)
Payable to brokers	4,569	731
Payable for derivative contracts, at fair value	48	—
Due to related parties	(189)	264
Accounts payable, accrued expenses and other liabilities	(312)	198
Net cash provided by / (used in) operating activities	$42,739	$(358,253)
Cash flows from investing activities:
Purchases of other investments	$(60,367)	$(24,956)
Purchase of business (Note 2)	(54,017)	(6,258)
Proceeds from sales of other investments	99,127	22,680
Proceeds from loans held for investment	2,400	40,400
Purchase of fixed assets	(2,175)	(14,694)
Net cash provided by / (used in) investing activities	(15,032)	17,172
Cash flows from financing activities:
Borrowings on notes and other debt	31,737	30,709
Repayments on notes and other debt	(2,740)	(1,901)
Income tax effect from share-based payment arrangements	—	(744)
Purchase of treasury stock	(11,279)	(6,014)
Cash paid to acquire net assets (contingent liability payment)	(267)	(3,493)
Capital withdrawals to redeemable non-controlling interests in operating entities	(3,778)	(5,144)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	35,149	231,871
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(22,045)	(4,549)
Net cash provided by / (used in) financing activities	26,777	240,735
Change in cash and cash equivalents	54,484	(100,346)
Total cash beginning of period	110,990	157,232
Total cash at end of period	165,474	56,886

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 18)	$11,279	$8,562
Preferred stock dividends declared (See Note 18)	$3,396	$3,396
Net assets (liabilities) acquired upon acquisition (net of cash) (See Note 2)	$10,220	$—
Common stock issuance upon close of acquisition (see Note 2)	$47,607	$—
Notes payable increase through asset acquisition	$—	$7,164
Net assets of deconsolidated entities	$—	$73,042
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Business
Cowen Inc. (formerly Cowen Group, Inc.), a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen,” or the “Company”), provides investment management, investment banking, research, sales and trading, prime brokerage, global clearing and commission management services through its two business segments: investment management and broker-dealer. The Company's investment management segment, includes private investment funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles. The Company's broker-dealer segment offers investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. Our primary target sectors are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation.
On December 5, 2016, the Company effected a one-for-four reverse stock split of the Company's common stock. Except where the context indicates otherwise, all share and per share information has been retroactively adjusted to reflect the reverse stock split.
2. Acquisition
On April 2, 2017, the Company, through its wholly owned subsidiary Cowen CV Acquisition LLC, entered into a securities purchase agreement with, among others, Convergex Holdings LLC to acquire all the outstanding interests in Convergex Group, LLC ("Convergex Group") (subsequently renamed to Cowen Execution Holdco LLC), a provider of agency based execution services and trading technology to middle market institutional investors and broker-dealers. Convergex Group's operations were primarily conducted through two U.S. Securities Exchange Commission ("SEC") registered broker-dealers, Convergex Execution Services LLC (subsequently renamed to Cowen Execution Services LLC) ("Cowen Execution") and Westminster Research Associates LLC ("Westminster Research") and also Convergex Limited (subsequently renamed to Cowen Execution Services Limited) ("Cowen Execution Ltd"), which is based in the United Kingdom and regulated by the Financial Conduct Authority ("FCA"). The purchase price was paid approximately 50% in cash and 50% in Cowen Inc. Class A common stock.
The acquisition was consummated effective as of June 1, 2017. The adjusted aggregate estimated purchase price was $96.2 million, which was determined based on closing date tangible book value of Convergex Group, less certain closing adjustments. A portion of the preliminary purchase price was deposited into escrow as a reserve for any future claims against the sellers of Convergex Group. On closing, the Company paid cash of $48.6 million and issued 3,162,278 of the Company’s Class A common stock determined based on the 30-day volume-weighted average price per share of $15.05 as of May 30, 2017.
The acquisition was accounted for under the acquisition method in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). As such, results of operations for Convergex Group are included in the accompanying condensed consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their fair value as at the acquisition date. Subsequent to the acquisition, the operations of Convergex Group were integrated within the Company's existing businesses.
The Company is currently in the process of finalizing its purchase price allocation of Convergex Group; therefore, the purchase price adjustments as of June 30, 2017 are preliminary and subject to measurement period adjustments. The allocation of the purchase price to the net assets acquired will be finalized as necessary, up to one year after the acquisition's closing date, as the information becomes available.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The table below summarizes the preliminary purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as of June 1, 2017:

(dollars in thousands)
Cash and cash equivalents	$96,197
Segregated cash	63,390
Securities owned, at fair value	3,417
Securities borrowed	258,321
Deposits from clearing organizations	52,596
Receivable from brokers	62,983
Receivable from customers	43,469
Fees receivable	36,232
Fixed assets, net	1,325
Intangible assets, net	10,270
Other assets	7,528
Securities sold, not yet purchased, at fair value	(71)
Securities loaned	(286,359)
Payable to brokers	(74,284)
Payable to customers	(11,801)
Commission management payable	(82,718)
Compensation payable	(31,083)
Notes payable and other debt	(857)
Fees payable	(5,414)
Accounts payable, accrued expenses and other liabilities	(33,570)
Total identifiable net assets acquired and liabilities assumed	109,571
Goodwill/(Bargain purchase gain)	(13,343)
Total estimated purchase price	$96,228
The Company believes that all of the acquired receivables and contractual amounts receivable as reflected above in the allocation of the purchase price are recorded at fair value. See Note 16 for further information on legal matters relating to the acquisition.
As of the acquisition date, the estimated fair value of the Company's intangible assets, as acquired through the acquisition, was $10.3 million. The allocation of the intangible assets is shown within the following table.

	Estimated intangible assets acquired	Estimated average remaining useful lives
	(dollars in thousands)	(in years)
Intangible asset class
Trade name	$760	0.6 - 2.6
Intellectual property	1,790	5
Customer relationships	7,720	9
Total intangible assets	$10,270

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amortization expense for the three and six months ended June 30, 2017, respectively, is $0.2 million and is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2017	$1,203
2018	1,258
2019	1,239
2020	1,216
2021	1,216
Thereafter	3,938
$10,070
Based on the June 1, 2017 estimated purchase price allocation, the fair value of the net identifiable assets acquired and liabilities assumed of $109.6 million exceeded the estimated purchase price of $96.2 million. As a result, the Company has recognized a bargain purchase gain of $13.3 million related to the acquisition. The bargain purchase gain is shown net of $5.4 million of associated tax in the accompanying condensed consolidated statements of operations.
In addition to the purchase price consideration, the Company incurred acquisition related expenses of $4.7 million, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the condensed consolidated statements of operations for the three and six months ended June 30, 2017. Subsequent to the acquisition, certain of Convergex Group's businesses were integrated within the broker-dealer businesses of the Company and therefore they are included within their respective line items in the accompanying condensed consolidated statements of operations from June 1, 2017 through June 30, 2017. The following table provides unaudited supplemental pro forma financial information for the six months ended June 30, 2017 and 2016, as if the acquisition were completed as of January 1, 2016. This supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's financial results would have been had the acquisition been completed on January 1, 2016, nor does it purport to be indicative of any future results.

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands, except per share data)
	(unaudited)
Revenues	$350,464	$326,371
Net income (loss) attributable to Cowen Inc. stockholders	(9,318)	(29,645)

Net income (loss) per common share:
Basic (a)	$(0.30)	$(0.99)
Diluted (a)	(0.30)	(0.99)
(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and incurred approximately $8.5 million of integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs.
3. Significant Accounting Policies
a. Basis of Presentation
These unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a general partner interest. All material intercompany transactions and balances have been eliminated on consolidation. Certain fund entities that are consolidated in these accompanying condensed consolidated financial

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to their specialized accounting.
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
In accordance with these standards, the Company presently consolidates six funds for which it acts as the general partner and investment manager. As of June 30, 2017 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Caerus Select Fund LP ("Caerus LP") (between May 1, 2016 through March 1, 2017 when the fund was liquidated), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of June 30, 2017 and December 31, 2016, the total net assets of the consolidated VIEs were $479.9 million and $461.6 million, respectively. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
As of June 30, 2017 the Company holds variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) and Ramius Merger Master Fund Ltd ("Merger Master") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In the ordinary course of business, the Company also sponsors various other entities that it has determined to be VIEs. These VIEs are primarily funds and real estate entities for which the Company serves as the general partner, managing member and/or investment manager with decision-making rights.
The Company does not consolidate the Unconsolidated Master Funds or real estate entities that are VIEs as it has concluded that it is not the primary beneficiary in each instance. Fund investors are entitled to all of their economics of these VIEs with the exception of the management fee and incentive income, if any, earned by the Company. The Company's involvement with funds and real estate entities that are unconsolidated VIEs is limited to providing investment management services in exchange for management fees and incentive income. Although the Company may advance amounts and pay certain expenses on behalf of the funds and real estate entities that it considers to be VIEs, it does not provide, nor is it required to provide, any type of substantive financial support to these entities outside of regular investment management services (see Note 6 for additional disclosures on VIEs).
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
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), Cowen Execution, Westminster Research, Cowen Execution Ltd, ATM Execution LLC ("ATM Execution"), Cowen International Limited ("CIL"), Ramius UK Ltd. ("Ramius UK") and Cowen Prime Services LLC ("Cowen Prime") apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting upon consolidation.

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

d.	Allowance for doubtful accounts
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of receivables related to securities transactions, prepaid research and other receivables. The Company considers factors such as historical experience, credit quality, age of balances and current economic conditions that may affect collectability in determining the allowance for doubtful accounts. Specifically for prepaid research, the Company reviews clients' historical, current and forecasted trading activity in determining the allowance for doubtful accounts. Expense related to the allowance for doubtful accounts as well as any recoveries of amounts previously charged is reflected in other expenses in the accompanying condensed consolidated statements of operations.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Cowen Inc.
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

f.	Securities borrowed and securities loaned
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received on a gross basis. The related rebates are recorded in the accompanying condensed consolidated statements of operations as interest income and interest expense. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary. Securities

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

borrowed and loaned may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. The Company minimizes its credit risk by continuously monitoring its credit exposure and collateral values by demanding additional or returning excess collateral in accordance with the netting provisions available in the master securities lending contracts in place with the counterparties.
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis. In cases where the fair value basis of accounting is elected, any resulting change in fair value is reported in trading revenues. Accrued interest income and expense are recorded in the same manner as under the accrual method. At June 30, 2017, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.

g.	Fixed Assets
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

Asset	Depreciable Lives	Principal Method
Telephone and computer equipment	3-5 years	Straight-line
Computer software	3-8 years	Straight-line
Furniture and fixtures	5 years	Straight-line
Leasehold improvements	2-15 years	Straight-line
Capitalized lease asset	5 years	Straight-line
Aircraft and related equipment	10-20 years	Straight-line
Modifications to aircraft	4-10 years	Straight-line

h.	Debt
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
i.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of June 30, 2017 and December 31, 2016 is $14.6 million and $10.3 million, respectively.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

j.    Recently issued accounting pronouncements
In May 2017, the FASB issued guidance to clarify the application of modification accounting for stock compensation. The guidance was issued to reduce the diversity in practice under the current guidance. The new guidance requires an entity to apply modification accounting when there is a change in the fair value of the modified award and the original award, vesting conditions and the classification of the original awards.  The amendments in this guidance are effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance and will consider the new guidance for any modifications on or after the adoption date.
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
In November 2016, the FASB issued guidance which reduces the diversity in practice as to how changes in restricted cash are presented and classified in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance does not provide a definition of restricted cash or restricted cash equivalents. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company currently presents its restricted cash and changes in its restricted cash, separately on its condensed consolidated statements of financial condition and condensed consolidated statements of cash flows respectively. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements. Since the guidance only affects the presentation of restricted cash on the statement of cash flows, the Company does not expect this guidance to have any impact on its condensed consolidated financial statements.
In August 2016, the FASB issued guidance which reduces the diversity in practice as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance addresses eight specific cash flow issues

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

with the objective of reducing the existing and potential future diversity in practice. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s cash flows presentation. Since the guidance only affects the presentation of statement of cash flows, the Company does not expect this guidance to have any impact on condensed consolidated financial statements. The Company notes that its current presentation is already in line with most of the specific cash flow issues identified in the guidance.
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
4. Cash Collateral Pledged
As of June 30, 2017 and December 31, 2016, the Company pledged cash collateral in the amount of $6.6 million and $7.8 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has pledged as collateral, $8.9 million, as of June 30, 2017, and $5.5 million, as of December 31, 2016, due between March 2018 and December 2019, for reinsurance agreements (See Note 17).
5. Segregated Cash
As of June 30, 2017 and December 31, 2016, cash segregated in compliance with federal regulations and other restricted deposits of $87.1 million and $1.0 million, respectively, consisted of cash deposited in special bank accounts for the benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers (PAB).
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
As of June 30, 2017 and December 31, 2016, securities owned, at fair value consisted of the following:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Common stocks (b)	$602,650	$669,655
Preferred stock (b)	18,576	15,811
Warrants and rights	11,786	8,335
U.S. Government securities (a)	3,800	3,780
Corporate bonds (d)	54,801	2,477
Convertible bonds (c)	282	250
Trade claims	4,648	562
Mutual funds (b)	—	6
	$696,543	$700,876

(a)
As of June 30, 2017, maturities ranged from August 2017 to June 2018 with an interest rate of 0%. As of December 31, 2016, maturities ranged from February 2017 to December 2017 with an interest rate of 0%.

(b)
The Company has elected the fair value option for investments in securities of preferred and common stocks with a fair value of $4.5 million and $4.9 million, respectively, at June 30, 2017 and $7.0 million and $5.2 million, respectively at, December 31, 2016. At December 31, 2016 the Company elected the fair value option for investments in mutual funds with a fair value of $0.1 million.

(c)	As of June 30, 2017, maturities ranged from February 2018 to March 2018 and interest rates ranged from 5% to 8%. As of December 31, 2016, the maturity was March 2018 with an interest rate of 8%.

(d)
As of June 30, 2017, maturities ranged from July 2018 to February 2046 and interest rates ranged from 3.25% to 9.00%. As of December 31, 2016, maturities ranged from January 2017 to January 2036 and interest rates ranged from 6.25% to 13.00%.

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
Upon issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (See Note 17), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of June 30, 2017 at

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

$9.9 million and is included in payable for derivative contracts in the accompanying condensed consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $9.9 million as of June 30, 2017 and is included in receivable on derivative contracts in the accompanying condensed consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 7,012,196 shares of the Company's Class A common stock and have an initial exercise price of $28.72 per share (share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of June 30, 2017		As of December 31, 2016
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$6,525	$35	$12,421	$104
Currency forwards	$52,217	77	$80,608	592
Swaps	$140,388	4,803	$46,462	468
Options other (a)	279,002	25,824	256,097	21,539
Foreign currency options	$44,201	90	$57,051	198
		$30,829		$22,901
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of June 30, 2017		As of December 31, 2016
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$6,590	$133	$38,345	$642
Currency forwards	$21,590	214	$—	—
Swaps	$83,355	925	$9,533	181
Options other (a)	67,551	24,669	23,726	19,939
		$25,941		$20,762
(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of June 30, 2017 and December 31, 2016. This table does not include the impact of over collateralization.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset in the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of June 30, 2017
Receivable on derivative contracts, at fair value	$30,829	$—	$30,829	$—	$5,033	$25,796
Payable for derivative contracts, at fair value	25,941	—	25,941	—	1,139	24,802

As of December 31, 2016
Receivable on derivative contracts, at fair value	22,901	—	22,901	—	1,382	21,519
Payable for derivative contracts, at fair value	20,762	—	20,762	—	181	20,581

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $3.1 million and $(9.9) million for the three months ended June 30, 2017 and 2016, and $(5.4) million and $(7.5) million for the six months ended June 30, 2017 and 2016, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 17) and exchange traded derivatives, the Company is required to post/receive collateral. As of June 30, 2017 and December 31, 2016, collateral consisting of $36.9 million and $17.1 million of cash, respectively, is included in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations on the accompanying condensed consolidated statements of financial condition. As of June 30, 2017 and December 31, 2016 all derivative contracts were with multiple major financial institutions.
Other investments
As of June 30, 2017 and December 31, 2016, other investments included the following:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Portfolio Funds, at fair value (1)	$94,092	$120,023
Equity method investments (2)	41,959	36,991
Lehman claims, at fair value	309	265
	$136,360	$157,279
(1) Portfolio Funds, at fair value

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Portfolio Funds, at fair value as of June 30, 2017 and December 31, 2016, included the following:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$30,150	$27,424
Formation8 Partners Fund I, L.P. (f)	21,144	22,234
RCG Longview Debt Fund V, L.P. (i) (*)	11,413	16,187
Green Energy Metals Fund, LP (h)	—	6,241
HealthCare Royalty Partners LP (a)(*)	6,557	7,147
RCG LPP2 PNW5 Co-Invest, L.P. (j) (*)	1,966	3,152
HealthCare Royalty Partners II LP (a)(*)	1,974	2,091
Eclipse Ventures Fund I, L.P. (g)	3,017	1,790
Lagunita Biosciences, LLC (n)	2,159	1,698
Starboard Leaders Fund LP (e)(*)	1,178	1,231
Quadratic Fund LLC (k) (*)	938	6,729
RCGL 12E13th LLC (i) (*)	289	348
Starboard Partners Fund LP (d)(*)	—	5,067
Orchard Square Partners Credit Fund LP (b)	—	4,327
Other private investment (l) (*)	9,601	8,548
Other affiliated funds (m)(*)	3,706	5,809
	$94,092	$120,023
* These portfolio funds are affiliates of the Company.
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted in Note 16.

(a)
HealthCare Royalty Partners, L.P. and HealthCare Royalty Partners II, L.P. are private equity funds and therefore distributions will be made when cash flows are received from the underlying investments, typically on a quarterly basis.

(b)	Orchard Square Partners Credit Fund LP had a quarterly redemption policy with a 60 day notice period and a 4% penalty on redemptions of investments of less than a year in duration.

(c)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon 90 days' notice.

(d)	Starboard Partners Fund LP permitted redemptions on a semi-annual basis on 180 days' prior written notice subsequent to an initial two year lock up.

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

(h)
The Green Energy Metals Fund, LP invested the vast majority of its capital in physical off-exchange traded minor metals that are crucial to the production and sustainability of clean energy, emerging technology and energy efficiency. The Company was invested in a managed account specifically targeting cobalt. The Green Energy Metals Fund, LP is a private equity structure and therefore distributions were made when the underlying investments were liquidated.

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 57%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and in Surf House Ocean Views Holdings, LLC. The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist private funds and related managed accounts and c) Surf House Ocean Views Holdings, LLC which is a joint venture in a real estate development project. As part of its equity method investment in operating companies, the Company incurs certain expenses on behalf of its equity method investees. These expenses reflect direct and indirect costs associated with the respective business and are included in their respective line items in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2017 and June 30, 2016, the Company incurred $1.4 million and $1.8 million of these costs, respectively. For the six months ended June 30, 2017 and June 30, 2016, the Company incurred $2.6 million and $5.1 million of these costs, respectively. The Company recorded no impairment charges in relation to its equity method investments for the six months ended June 30, 2017 and 2016.
The following table summarizes equity method investments held by the Company:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$14,179	$13,522
Starboard Value LP	15,131	12,501
RCG Longview Debt Fund V Partners, LLC	8,008	7,256
RCG Longview Management, LLC	859	656
HealthCare Royalty GP, LLC	535	583
HealthCare Royalty GP II, LLC	334	354
RCG Longview Debt Fund IV Management, LLC	331	331
HealthCare Royalty GP III, LLC	1,252	208
RCG Kennedy House, LLC	136	183
RCG Longview Equity Management, LLC	114	114
HealthCare Overflow Fund GP, LLC	67	68
Other	1,013	1,215
	$41,959	$36,991
For the period ended June 30, 2017, one equity method investment has met the significance criteria as defined under Regulation S-X Rule 4-08(g) of the SEC guidance. As such, the Company is presenting the following summarized financial information for the significant investee for the three and six months ended June 30, 2017 and 2016, and such information is as follows:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Revenues	$14,498	$(1,178)	$17,912	$2,727
Expenses	—	—	—	—
Net realized and unrealized gains (losses)	73	13	75	173
Net Income	$14,571	$(1,165)	$17,987	$2,900
As of June 30, 2017 and December 31, 2016, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $4.9 million and $0.2 million for the three months ended June 30, 2017 and 2016, and $8.1 million and $4.9 million, for the six months ended June 30, 2017 and 2016, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of June 30, 2017 and December 31, 2016, securities sold, not yet purchased, at fair value consisted of the following:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Common stocks	$201,692	$263,460
Corporate bonds (a)	51,689	2,591
Warrants and rights	696	39
	$254,077	$266,090

(a)
As of June 30, 2017, the maturities ranged from April 2017 to October 2026 with interest rates ranged from 2.38% to 5.55%. As of December 31, 2016, the maturities ranged from April 2021 to January 2036 with interest rates ranged from 5.50% to 6.25%.

Securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount, as of June 30, 2017.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of June 30, 2017
Securities borrowed	$100,845	$—	$100,845	$(3,934)	$(96,911)	$—	$—
Securities loaned	142,434	—	142,434	(6,605)	(135,829)	—	—

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of June 30, 2017:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of June 30, 2017
Stocks	$142,434	$—	$—	$—	$142,434
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.0 billion and $0.4 billion as of June 30, 2017 and $5.3 billion and $1.0 billion as of December 31, 2016, respectively. In addition, the maximum exposure relating to these variable interest entities as of June 30, 2017 was $500.0 million, and as of December 31, 2016 was $508.1 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies.

b.	Consolidated Funds
Securities owned, at fair value
As of June 30, 2017 and December 31, 2016, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Preferred stock	$18,431	$37,343
Common stocks	61,856	28,474
U.S. Government securities (a)	7,487	6,994
Corporate bonds (b)	2,658	4,214
Term Loan	873	2,209
Warrants and rights	3,369	3
	$94,674	$79,237

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	As of June 30, 2017, the maturity was September 2017 with an interest rate of 0%. As of December 31, 2016, the maturity was March 2017 with an interest rate of 0%.

(b)
As of June 30, 2017, maturities ranged from October 2017 to October 2028 and interest rates ranged from 5.25% to 14.37%. As of December 31, 2016, maturities ranged from October 2017 to June 2038 and interest rates ranged from 0% and 14.37%.

Securities sold, not yet purchased, at fair value
As of June 30, 2017, there were no securities sold, not yet purchased, at fair value. As of December 31, 2016, securities sold, not yet purchased, at fair value, held by the Consolidated Funds consisted of the following:

As of December 31, 2016
(dollars in thousands)
Corporate bonds (a)	$672
Common stocks	211
$883

(a)	As of December 31, 2016, maturities ranged from September 2019 to September 2023 and interest rates ranged from 4.38% to 9.25%.
Receivable on derivative contracts
As of June 30, 2017 and December 31, 2016, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Currency forwards	$148	$18
Equity swaps	693	731
Options	174	144
	$1,015	$893
Payable for derivative contracts
As of June 30, 2017 and December 31, 2016, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Currency forwards	$15	$10
Equity swaps	552	495
Options	53	67
	$620	$572
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of June 30, 2017 and December 31, 2016, investments in Portfolio Funds, at fair value, included the following:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Investments of Enterprise LP	$99,373	$114,159
Investments of Merger Fund	305,117	281,572
Investments of Caerus LP	—	5,734
	$404,490	$401,465
Consolidated portfolio fund investments of Enterprise LP

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $99.4 million and $114.2 million in Enterprise Master as of June 30, 2017 and December 31, 2016, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $305.1 million and $281.6 million in Merger Master as of June 30, 2017 and December 31, 2016, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
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
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of June 30, 2017 and December 31, 2016, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of June 30, 2017 and none at December 31, 2016.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Investments percentage of the Company's equity at June 30, 2017
Issuer	Security Type	Country	Industry	Percentage of Equity	Market Value
					(dollars in thousands)
Linkem	Equity	Italy	Wireless Broadband	6.03%	$50,291
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of June 30, 2017 and December 31, 2016:
Securities owned by Enterprise Master, at fair value

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Preferred stock	$1,479	$1,581
Common stock	897	835
	$2,376	$2,416
Portfolio Funds, owned by Enterprise Master, at fair value

		As of June 30, 2017	As of December 31, 2016
	Strategy	(dollars in thousands)
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	$100,846	$101,832
RCG Longview Equity Fund, LP*	Real Estate	1,525	4,744
RCG Longview Debt Fund IV, LP*	Real Estate	934	1,637
RCG Longview II, LP*	Real Estate	223	836
RCG Renergys, LLC*	Energy	1	1
Other Private Investments	Various	8,107	8,682
Other Real Estate Investments *	Real Estate	—	295
		$111,636	$118,027

*	Affiliates of the Company.

Merger Master
As of June 30, 2017, Merger Master held common stock, securities owned, of $673.2 million and common stock, sold not yet purchased, of $113.8 million. As of December 31, 2016, Merger Master held common stock, securities owned, of $835.7 million and common stock, sold not yet purchased, of $395.5 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of June 30, 2017	As of December 31, 2016
Description	(dollars in thousands)
Options	$3,449	$4,264
Equity swaps	2,987	255
	$6,436	$4,519
Payable for derivative contracts, at fair value, owned by Merger Master

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	As of June 30, 2017	As of December 31, 2016
Description	(dollars in thousands)
Options	$980	$2,285
Currency forwards	226	—
Equity swaps	2,394	123
	$3,600	$2,408
Caerus Master
As of December 31, 2016, Caerus Master held common stock, of $3.2 million and common stock, sold not yet purchased, of $2.6 million.
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2017 and December 31, 2016:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$3,800	$—	$—	$3,800
Preferred stock	—	—	18,576	18,576
Common stocks	583,632	5,343	13,675	602,650
Convertible bonds	—	—	282	282
Corporate bonds	—	54,801	—	54,801
Trade claims	—	—	4,648	4,648
Warrants and rights	8,377	—	3,409	11,786
Receivable on derivative contracts, at fair value
Futures	35	—	—	35
Currency forwards	—	77	—	77
Swaps	—	4,803	—	4,803
Options	15,965	89	9,860	25,914
Other investments
Lehman claim	—	—	309	309
Consolidated Funds
Securities owned
US Government securities	7,487	—	—	7,487
Preferred stock	—	207	18,224	18,431
Common stocks	44,809	16,199	848	61,856
Corporate bonds	—	2,658	—	2,658
Warrants and rights	—	—	3,369	3,369
Term loan	—	671	202	873
Receivable on derivative contracts, at fair value
Currency forwards	—	148	—	148
Equity swaps	—	693	—	693
Options	174	—	—	174
	$664,279	$85,689	$73,402	$823,370
Percentage of total assets measured at fair value	80.7%	10.4%	8.9%
Portfolio funds measured at net asset value (a)				94,092
Consolidated funds' portfolio funds measured at net asset value (a)				404,490
Equity method investments				41,959
Total investments				$1,363,911

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stocks	$201,692	$—	$—	$201,692
Corporate bonds	—	51,689	—	51,689
Warrants and rights	696	—	—	696
Payable for derivative contracts, at fair value
Futures	133	—	—	133
Currency forwards	—	214	—	214
Swaps	—	925	—	925
Options	14,809	—	9,860	24,669
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	5,174	5,174
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	15	—	15
Options	53	—	—	53
Equity swaps	—	552	—	552
	$217,383	$53,395	$15,034	$285,812
Percentage of total liabilities measured at fair value	76.1%	18.7%	5.3%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the third and fourth quarter of 2015 and the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 2018, December 2020, and June 2018, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of June 30, 2017 can range from $0.1 million to $15.0 million.

Cowen Inc.
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

Cowen Inc.
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
The following table includes a rollforward of the amounts for the three and six months ended June 30, 2017 and 2016, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2017
	Balance at March 31, 2017	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2017	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$16,516	$—		$(4,204)	(a)	$7,999	$—	$(1,735)	$18,576	$(1,735)
Common stocks	10,504	—		—		3,087	(123)	207	13,675	205
Convertible bonds	250	—		—		32	—	—	282	—
Options, asset	6,971	—		—		—	—	2,889	9,860	2,889
Options, liability	6,971	—		—		—	—	2,889	9,860	2,889
Warrants and rights	4,139	2,741	(d)	—		—	(4,118)	647	3,409	72
Trade claims	703	—		—		3,940	—	5	4,648	5
Lehman claim	297	—		—		—	—	12	309	12
Contingent consideration liability	5,274	—		—		—	(100)	—	5,174	—
Consolidated Funds
Preferred stock	40,315	—		(13,668)	(a)	—	(11,853)	3,430	18,224	(2,423)
Common stocks	296	—		—		476	—	76	848	76
Warrants and rights	2	—		—		—	—	3,367	3,369	3,367
Term Loan	711	—		—		202	(821)	110	202	—

	Three Months Ended June 30, 2016
	Balance at March 31, 2016	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2016	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$13,646	$—	$(1,000)	(c)	$200	$—	$396	$13,242	$394
Common stocks	4,765	—	—		1,204	(135)	411	6,245	276
Convertible bonds	250	—	—		—	—	—	250	—
Options, asset	20,892	—	—		—	—	(12,345)	8,547	(12,345)
Options, liability	20,892	—	—		—	—	(12,345)	8,547	(12,345)
Warrants and rights	2,505	—	—		1,914	(817)	(299)	3,303	402
Lehman claim	293	—	—		—	—	(23)	270	(23)
Contingent consideration liability	8,293	—	—		2,397	(3,493)	—	7,197	—
Consolidated Funds
Preferred Stock	28,000	—	—		13,000	—	—	41,000	—

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2017
	Balance at December 31, 2016	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2017	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$15,811	$—		$(4,204)	(a)	$9,731	$(31)	$(2,731)	$18,576	$(2,731)
Common stocks	10,121	—		—		3,118	(175)	611	13,675	611
Convertible bonds	250	—		—		32	—	—	282	—
Options, asset	14,753	—		—		—	—	(4,893)	9,860	(4,893)
Options, liability	14,753	—		—		—	—	(4,893)	9,860	(4,893)
Warrants and rights	3,719	3,192	(b) (d)	—		—	(4,118)	616	3,409	42
Trade claims	562	—		—		3,940	(70)	216	4,648	195
Lehman claim	265	—		—		—	—	44	309	44
Contingent consideration liability	5,997	—		—		—	(267)	(556)	5,174	(556)
Consolidated Funds
Preferred stock	36,928	—		(13,668)	(a)	—	(11,853)	6,817	18,224	964
Common stocks	295	—		—		476	—	77	848	77
Warrants and rights	3	—		—		—	—	3,366	3,369	3,366
Term Loan	657	—		—		202	(821)	164	202	—

	Six Months Ended June 30, 2016
	Balance at December 31, 2015	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2016	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,872	$—	$(1,000)	(c)	$200	$(218)	$1,388	$13,242	$960
Common stocks	2,278	—	—		1,773	(135)	2,329	6,245	2,330
Convertible bonds	819	—	—		—	(569)	—	250	—
Options, asset	18,194	—	—		—	—	(9,647)	8,547	(9,647)
Options, liability	18,194	—	—		—	—	(9,647)	8,547	(9,647)
Warrants and rights	2,572	—	—		1,914	(817)	(366)	3,303	(353)
Lehman claim	299	—	—		—	—	(29)	270	(29)
Contingent consideration liability	6,158	—	—		2,397	(3,493)	2,135	7,197	2,135
Consolidated Funds
Preferred stock	32,000	—	(4,000)	(a)	13,000	—	—	41,000	—
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying condensed consolidated statements of operations.
(a) The investments were converted to common stock.
(b) The Company received warrants as part of a transaction.
(c) The entity in which the Company is invested completed an initial public offering.
(d) As part of the preferred stock sale, the sellers received contingent value rights to be paid in the event certain milestones are reached.
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

Cowen Inc.
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
During the six months ended June 30, 2017 and 2016, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of June 30, 2017 and December 31, 2016 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2017	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$10,802	Guideline companies/transaction price Option pricing method, discounted cash flow	Volatility Market multiples Discount rate	37% 0.8x to 9.3x 9.5% to 22%
Trade claims	67	Discounted cash flows	Discount rate	20%
Warrants and rights	1,208	Model based	Volatility	30% to 75% (weighted average 75%)
Options	9,860	Option pricing models	Volatility	33%
Other level 3 assets (a)	51,465
Total level 3 assets	73,402
Level 3 Liabilities
Options	9,860	Option pricing models	Volatility	33%
Contingent consideration liability	5,174	Discounted cash flows	Projected cash flow and discount rate	7% - 23.5% (weighted average 22%)
Total level 3 liabilities	$15,034

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2016	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$10,917	Guideline companies/transaction price Option pricing method, discounted cash flow	Volatility Market multiples Discount rate	37% 0.8x to 9.3x 9.5% to 10%
Trade claims	520	Discounted cash flows	Market multiples Discount rate	6x 20%
Warrants and rights	3,719	Model based	Volatility	30% to 85% (weighted average 73%)
Options	14,753	Option pricing models	Volatility	40%
Other level 3 assets (a)	53,455
Total level 3 assets	83,364
Level 3 Liabilities
Options	14,753	Option pricing models	Volatility	40%
Contingent consideration liability	5,997	Discounted cash flows	Projected cash flow and discount rate	8% - 25% (weighted average 23%)
Total level 3 liabilities	$20,750

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at June 30, 2017 and December 31, 2016, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

	June 30, 2017				December 31, 2016				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$165,474		$165,474		$110,990		$110,990		Level 1
Cash collateral pledged	15,473		15,473		13,342		13,342		Level 2
Securities borrowed	100,845		96,911		—		—		Level 1
Loans receivable	23,590		23,590	(d)	31,088		31,088	(d)	Level 3
Consolidated funds
Cash and cash equivalents	34,407		34,407		17,761		17,761		Level 1
Financial Liabilities
Securities loaned	142,434		135,829		—		—		Level 1
Convertible debt	134,100	(a)	155,208	(b)	130,029	(a)	149,545	(b)	Level 2
Notes payable and other debt	107,119		113,190	(c)	77,030		80,817	(c)	Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $14.1 million and $17.8 million as of June 30, 2017 and December 31, 2016.

(b)	The convertible debt includes the conversion option and is based on the last broker quote available.

(c)	Notes payable and other debt are based on the last broker quote available.

(d)	The fair market value of level 3 loans is calculated using discounted cash flows.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company’s cash and securities balances. As of June 30, 2017 and December 31, 2016, the Company had a total of $79.2 million and $8.9 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company’s activities, if such losses were to occur.
9. Receivables From and Payables to Brokers, Dealers and Clearing Organizations
Receivables from and payable to brokers, dealers and clearing organizations includes cash held at the clearing brokers, amounts receivable or payable for unsettled transactions, monies borrowed and proceeds from short sales equal to the fair value of securities sold, not yet purchased, which are restricted until the Company purchases the securities sold short. Pursuant to the master netting agreements the Company entered into with its brokers, dealers and clearing organizations, these balances are presented net (assets less liabilities) across balances with the same counterparty. The Company's receivables from and payables to brokers, dealers and clearing organizations balances are held at multiple financial institutions.
As of June 30, 2017 and December 31, 2016, amounts receivable from brokers, dealers and clearing organizations include:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Broker-dealers	$116,812	$78,898
Securities failed to deliver	26,887	—
Clearing organizations	1,090	—
Stock borrow interest receivable	596	—
	$145,385	$78,898
As of June 30, 2017 and December 31, 2016, amounts payable to brokers, dealers and clearing organizations include:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Broker-dealers	$219,741	$210,309
Securities failed to receive	45,736	—
Clearing organizations	2,001	—
Stock loan interest payable	456	—
	$267,934	$210,309
10. Receivable From and Payable to Customers
As of June 30, 2017, receivable from customers of $64.2 million consists of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from the prepayment of a Commission Sharing Agreement (“CSA”), net of an allowance for doubtful accounts. A prepaid CSA is established for research-related disbursements in advance of anticipated customer commission volumes. Such receivables may not be evidenced by contractual obligations.
As of June 30, 2017, payable to customers of $114.4 million include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by CIL are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, CIL has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Commission Management Payable
The Company receives a gross commission from various clearing brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $88.9 million as of June 30, 2017 and $3.6 million as of December 31, 2016 are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$5,584	$7,638
Consolidated Funds	412,425	371,567
	$418,009	$379,205

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$1,006	$1,525	$1,723	$1,447
Consolidated Funds	20,139	(18,230)	28,527	(22,449)
	$21,145	$(16,705)	$30,250	$(21,002)
13. Reinsurance
The Company’s wholly-owned Luxembourg subsidiary, Hollenfels Re SA (“Hollenfels”) provides reinsurance to third party insurance and reinsurance companies. As Hollenfels started its operations during 2016, all claims it experienced (reported or not reported) were from the 2016 accident year through June 30, 2017. During the three and six months ended June 30, 2017, Hollenfels’ share of incurred and paid claims, as reported to it by the underlying insurance and reinsurance companies, amounted to $0.5 million and $1.1 million, respectively. During the same period, Hollenfels’ share of claims incurred but not reported plus expected development on reported claims totaled $1.2 million and $2.1 million, respectively. Hollenfels generally employs an estimation methodology whereby historical average claims ratios over a period of 5 or 10 years, based on availability of data, are utilized. In cases where an event may have occurred that could give rise to claims in excess of the amount calculated using the above-mentioned methodology, then actuarial methods are used to calculate the impact of such an event. During the quarter, Hollenfels did not change its methodology for determining claim liability or claim adjustment expenses and calculated them using the above-mentioned methods.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. This is because certain contracts Hollenfels has written are on a quota-share basis while the other policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three and six months ended June 30, 2017.
14. Share-Based and Deferred Compensation and Employee Ownership Plans
On December 5, 2016, the Company effected a one-for-four reverse stock split of the Company's class A and class B common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius Capital Group LLC and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of June 30, 2017, there were approximately 0.2 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $24.1 million of deferred cash awards to its employees during the three and six months ended June 30, 2017. These awards vest over a four year period and accrue interest at 0.70% per year. As of June 30, 2017, the Company had unrecognized compensation expense related to the 2010 Equity Plan deferred cash awards of $44.0 million.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Subsequent to the acquisition of Convergex Group (see Note 2) the Company maintains the Convergex Nonqualified Deferred Compensation Plan, which is a deferred cash award plan that is expensed over the 27 month service period requirement. As of June 30, 2017, the Company had unrecognized compensation expense related to former Convergex Group deferred cash awards of $4.3 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award. In relation to awards under the Equity Plans, the Company recognized compensation expense of $9.1 million and $6.6 million for the three months ended June 30, 2017 and 2016, and $17.9 million and $13.0 million, for the six months ended June 30, 2017 and 2016, respectively. The income tax effect recognized for the Equity Plans was a benefit of $4.5 million and $2.9 million for the three months ended June 30, 2017 and 2016, and $7.0 million and $6.0 million, for the six months ended June 30, 2017 and 2016, respectively.
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
The following table summarizes the Company's stock option activity for the six months ended June 30, 2017:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2016	4,167	$19.56	0.10	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	(4,167)	19.56	—	—
Balance outstanding at June 30, 2017	—	$—	0	$—
Options exercisable at June 30, 2017	—	$—	0	$—

(1)	Based on the Company's closing stock price of $16.25 on June 30, 2017 and $15.50 on December 31, 2016.
As of June 30, 2017, the Company's stock options were fully expensed.
The following table summarizes the Company's SAR's for the six months ended June 30, 2017:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2016	100,000	$11.60	1.21	$435
SAR's granted	—	—	—	—
SAR's vested	(25,000)	11.60	—	—
SAR's expired	—	—	—	—
Balance outstanding at June 30, 2017	75,000	$11.60	0.71	$377
SAR's exercisable at June 30, 2017	—	$—	0	$—

(1)	Based on the Company's closing stock price of $16.25 on June 30, 2017 and $15.50 on December 31, 2016.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2017 and December 31, 2016, the unrecognized compensation expense related to the Company's grant of SAR's was $0.1 million and $0.1 million, respectively.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2017:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2016	5,717,932	$16.23
Granted (1)	1,877,787	15.05
Vested	(1,929,496)	14.61
Canceled	—	—
Forfeited	(71,123)	15.32
Balance outstanding at June 30, 2017 (1)	5,595,100	$16.40
(1) Performance linked restricted stock units of 481,438 were awarded to employees of the Company in December 2013 and January 2014. An additional 700,000 performance linked restricted stock units were awarded in March 2016. Of the awards granted, 109,375 have been forfeited through June 30, 2017. The remaining awards, included in the outstanding balance as of June 30, 2017, will vest between March 2019 and December 2020 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of June 30, 2017, there was $70.7 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.73 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 56,519 restricted stock units awarded during the three and six months ended June 30, 2017. As of June 30, 2017 there were 191,962 restricted stock units outstanding.
15. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Gibraltar, and Hong Kong.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to completely determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds. In addition, during the six months ended June 30, 2017, the unusual or infrequent items whose tax impact were recorded discretely related to stock compensation. Based on these methodologies, the Company’s effective income tax rate was 2.69% and 30.34% for the six months ended June 30, 2017 and 2016, respectively.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the six months ended June 30, 2017, the unusual or infrequent items whose tax impact were recorded discretely related primarily to foreign taxes and stock compensation.
For the six months ended June 30, 2017 and 2016, the effective tax rate differs from the statutory rate of 35% primarily due to income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds, stock compensation, foreign taxes, as well as other nondeductible expenses.
The Company recorded an uncertain tax position liability of $4.9 million as of June 30, 2017 related to New York State and New York City tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2017, the Company recorded a valuation allowance against deferred tax assets related to its foreign net operating losses.
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
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $2.4 million and $0.8 million as of June 30, 2017 and December 31, 2016, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.4 million and $0.1 million, respectively.
16. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $5.2 million and $5.2 million for the three months ended June 30, 2017 and 2016, and $10.0 million and $10.4 million for the six months ended June 30, 2017 and 2016, respectively.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2017, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2017	$1,742	$17,645	$12,557
2018	3,119	19,463	25,456
2019	1,249	8,914	21,003
2020	326	1,270	17,211
2021	320	709	17,174
Thereafter	160	—	18,046
	$6,916	$48,001	$111,447

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 17 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.3 million and $0.5 million for the three months ended June 30, 2017 and 2016, and $0.6 million and $1.3 million, and for the six months ended June 30, 2017 and 2016, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate funds with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both June 30, 2017 and December 31, 2016, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
The following table summarizes unfunded commitments as of June 30, 2017:

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$17.2	(a)
HealthCare Royalty Partners funds (b)	7.3	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.4	7 years
Lagunita Biosciences, LLC	3.0	3 years
Eclipse Fund II, L.P.	0.9	8 years
Eclipse Continuity Fund I, L.P.	0.6	9 years
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended June 30, 2017.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Convergex Execution Solutions LLC, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Convergex Execution Solutions LLC, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. The Company intends to petition the United States Supreme Court for a writ of certiorari in September 2017 requesting review of the decision of the Court of Appeals. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari to the U.S. Supreme Court. The Company expects the U.S.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Supreme Court to make a decision on whether to grant the writ of certiorari in the fourth quarter of 2017 or first quarter of 2018, but we cannot predict when the U.S. Supreme Court will issue a decision. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
17. Convertible Debt and Notes Payable
As of June 30, 2017 and December 31, 2016, the Company's outstanding debt was as follows:

	As of June 30, 2017	As of December 31, 2016
	(dollars in thousands)
Convertible debt	$134,100	$130,029
Note payable	61,063	60,953
Term loan	28,056	—
Other notes payable	14,351	14,237
Capital lease obligations	3,649	1,840
	$241,219	$207,059
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
The Company recorded interest expense of $1.1 million and $1.1 million for the three months ended June 30, 2017 and 2016, and $2.3 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying condensed consolidated statements of operations is $1.7 million and $1.7 million for the three months ended June 30, 2017 and 2016, and $3.7 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction which increases the effective conversion price to $28.72 (see Note 6) (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $1.3 million for the three months ended June 30, 2017 and 2016, and $2.6 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2021 Notes.
Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 29, 2018. As of June 30, 2017, the outstanding balance on this loan was $28.1 million. The Company will make monthly

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

interest payments on the outstanding principal. The loan is secured by the value of the Company's limited partnership interests in two affiliated funds. The Company has provided a guarantee for this loan.
Other Notes Payable
During January 2017, the Company borrowed $2.1 million to fund insurance premium payments. This note has an effective interest rate of 1.50% and is due on December 31, 2017, with monthly payment requirements of $0.2 million. As of June 30, 2017, the outstanding balance on this note payable was $0.9 million. Interest expense for the three and six months ended June 30, 2017 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from January 2019 to May 2021 and interest rates ranged from 4.21% to 7.25%. As of June 30, 2017, the remaining balance on the aircraft financing agreements was $13.4 million. Interest expense was $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, and $0.4 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.
Capital Lease Obligations
The Company has entered into a capital lease for computer equipment, which amounted to $5.5 million and recorded in fixed assets as capital lease obligations. In addition, as part of the acquisition, the Company holds two capital leases for computer equipment which amounted to $0.8 million and are recorded as capital lease obligations. These capital lease obligations are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 4.25% to 5.69%. As of June 30, 2017, the remaining balance on these capital leases was $3.6 million. Interest expense was $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, and $0.1 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of June 30, 2017, is as follows:

	Convertible Debt	Note Payable	Term loan	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2017	$2,243	$2,608	$—	$2,423	$1,006
2018	4,485	5,218	29,478	2,826	1,699
2019	151,743	5,218	—	4,304	399
2020	—	5,218	—	2,256	320
2021	—	68,468	—	4,723	320
Thereafter	—	—	—	—	160
Subtotal	158,471	86,730	29,478	16,532	3,904
Less: Amount representing interest (a)	(24,371)	(25,667)	(1,422)	(2,181)	(255)
Total	$134,100	$61,063	$28,056	$14,351	$3,649

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Letters of Credit
As of June 30, 2017, the Company has eight irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged and the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged as collateral, $8.9 million, as of June 30, 2017, and $5.5 million, as of December 31, 2016, due between March 2018 and December 2019, for reinsurance agreements.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Location	Amount	Maturity
	(dollars in thousands)
New York	$596	October 2017
New York	$2,811	October 2017
New York	$1,600	November 2017
San Francisco	$710	January 2018
Connecticut	$65	January 2018
Boston	$382	March 2018
New York	$355	April 2018
New York	$70	May 2018
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2017 and December 31, 2016, there were no amounts due related to these letters of credit.
18. Stockholder's Equity
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended June 30, 2017 and 2016, and $3.4 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Treasury Stock
Treasury stock of $165.1 million as of June 30, 2017, compared to $153.8 million as of December 31, 2016, resulted from $11.3 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions.
The following represents the activity relating to the treasury stock held by the Company during the six months ended June 30, 2017:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2016	9,810,802	$153,845	$15.68
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	782,389	11,279	14.42
Purchase of treasury stock	—	—	—
Balance outstanding at June 30, 2017	10,593,191	$165,124	$15.59
19. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Beginning Balance	$(4)	$(3)	$(2)	$—
Foreign currency translation	(4)	(2)	(6)	(5)
Ending Balance	$(8)	$(5)	$(8)	$(5)
20. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of June 30, 2017, there were 31,074,071 shares outstanding. The Company has included 191,962 fully vested, unissued restricted stock units in its calculation of basic earnings per share. As of December 5, 2016, share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants (see Note 6(a)), unexercised stock options, unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized.
The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
Net income (loss)	$28,585	$(27,161)	$40,674	$(35,156)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	21,145	(16,705)	30,250	(21,002)
Net income (loss) attributable to Cowen Inc.	7,440	(10,456)	10,424	(14,154)
Preferred stock dividends	1,698	1,698	3,396	3,396
Net income (loss) attributable to Cowen Inc. common stockholders	$5,742	$(12,154)	$7,028	$(17,550)

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	28,634	26,867	27,852	26,729
Performance based restricted stock	—	—	—	—
Stock appreciation rights	14	—	13	—
Restricted stock	826	—	995	—
Weighted average shares used in diluted computation	29,474	26,867	28,860	26,729
Earnings (loss) per share:
Basic	$0.20	$(0.45)	$0.25	$(0.66)
Diluted	$0.19	$(0.45)	$0.24	$(0.66)
21. Segment Reporting
The Company conducts its operations through two segments: the investment management segment and the broker‑dealer segment. These activities are conducted primarily in the United States and substantially all of its revenues are generated domestically. The performance measure for these segments is Economic Income (Loss), which management uses to evaluate the financial performance of and make operating decisions for the segments including determining appropriate compensation levels. Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount, square footage and other factors.
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds (ii) excludes goodwill and intangible impairment (iii) excludes certain other acquisition-related adjustments and/or reorganization expenses (iv) excludes the bargain purchase gain which resulted from the Convergex Group acquisition and (v) excludes preferred stock dividends. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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
The following tables set forth operating results for the Company's investment management and broker-dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2017
				Adjustments
	Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$64,146	$64,146	$—	$—		$64,146
Brokerage	19	66,974	66,993	—	(3,148)	(i)	63,845
Management fees	13,602	753	14,355	(605)	(5,094)	(a)	8,656
Incentive income (loss)	10,969	—	10,969	(2,779)	(4,464)	(a)	3,726
Investment income (loss)	9,338	4,854	14,192	—	(14,192)	(c)(f)	—
Interest and dividends	—	—	—	—	7,917	(c)	7,917
Reimbursement from affiliates	—	—	—	(75)	570	(e)	495
Aircraft lease revenue	—	—	—	—	1,043	(f)	1,043
Reinsurance premiums	—	—	—	—	7,682	(g)	7,682
Other revenue	860	413	1,273	—	72	(g)	1,345
Consolidated Funds revenues	—	—	—	1,675	—		1,675
Total revenues	34,788	137,140	171,928	(1,784)	(9,614)		160,530
Expenses
Non interest expense	24,000	130,093	154,093	230	20,726	(b)(c)(d)	175,049
Interest and dividends	3,238	1,088	4,326	—	7,885	(c)	12,211
Consolidated Funds expenses	—	—	—	2,748	—		2,748
Total expenses	27,238	131,181	158,419	2,978	28,611		190,008
Total other income (loss)	—	—	—	24,902	32,376	(c) (h)	57,278
Income taxes expense / (benefit)	—	—	—	—	(785)	(b)	(785)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(1,960)	—	(1,960)	(20,140)	955		(21,145)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$5,590	$5,959	$11,549	$—	$(4,109)		$7,440

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2016
				Adjustments
	Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$35,287	$35,287	$—	$—		$35,287
Brokerage	—	49,026	49,026	—	(1,926)	(i)	47,100
Management fees	15,729	766	16,495	(424)	(5,422)	(a)	10,649
Incentive income (loss)	429	—	429	150	(151)	(a)	428
Investment income (loss)	(16,636)	(5,535)	(22,171)	—	22,171	(c)(f)	—
Interest and dividends	—	—	—	—	4,105	(c)	4,105
Reimbursement from affiliates	—	—	—	(134)	2,375	(e)	2,241
Aircraft lease revenue	—	—	—	—	1,588	(f)	1,588
Reinsurance premiums	—	—	—	—	13,328	(g)	13,328
Other revenue	1,540	(212)	1,328	—	(916)	(g)	412
Consolidated Funds revenues	—	—	—	2,093	—		2,093
Total revenues	1,062	79,332	80,394	1,685	35,152		117,231
Expenses
Non interest expense	14,067	81,952	96,019	—	12,620	(b)(d)	108,639
Interest and dividends	3,257	1,118	4,375	—	2,569	(c)	6,944
Consolidated Funds expenses	—	—	—	2,143	—		2,143
Total expenses	17,324	83,070	100,394	2,143	15,189		117,726
Total other income (loss)	—	—	—	(17,771)	(20,887)	(c)	(38,658)
Income taxes expense / (benefit)	—	—	—	—	(11,992)	(b)	(11,992)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,008)	—	(2,008)	18,229	484		16,705
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$(18,270)	$(3,738)	$(22,008)	$—	$11,552		$(10,456)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2017
				Adjustments
	Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$100,699	$100,699	$—	$—		$100,699
Brokerage	19	119,287	119,306	—	(4,927)	(i)	114,379
Management fees	26,748	1,554	28,302	(1,133)	(9,805)	(a)	17,364
Incentive income (loss)	14,029	—	14,029	(3,267)	(6,490)	(a)	4,272
Investment income (loss)	24,485	11,331	35,816	—	(35,816)	(c)(f)	—
Interest and dividends	—	—	—	—	13,006	(c)	13,006
Reimbursement from affiliates	—	—	—	(153)	2,300	(e)	2,147
Aircraft lease revenue	—	—	—	—	2,102	(f)	2,102
Reinsurance premiums	—	—	—	—	14,771	(g)	14,771
Other revenue	1,680	698	2,378	—	367	(g)	2,745
Consolidated Funds revenues	—	—	—	4,016	—		4,016
Total revenues	66,961	233,569	300,530	(537)	(24,492)		275,501
Expenses
Non interest expense	47,190	224,060	271,250	(199)	29,478	(b)(d)	300,529
Interest and dividends	6,480	2,189	8,669	—	13,472	(c)	22,141
Consolidated Funds expenses	—	—	—	7,711	—		7,711
Total expenses	53,670	226,249	279,919	7,512	42,950		330,381
Total other income (loss)	—	—	—	36,576	60,104	(c) (h)	96,680
Income taxes expense / (benefit)	—	—	—	—	1,126	(b)	1,126
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(3,605)	—	(3,605)	(28,527)	1,882		(30,250)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$9,686	$7,320	$17,006	$—	$(6,582)		$10,424

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2016
				Adjustments
	Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$61,434	$61,434	$—	$—		$61,434
Brokerage	—	101,893	101,893	—	(3,858)	(i)	98,035
Management fees	31,858	1,541	33,399	(794)	(10,926)	(a)	21,679
Incentive income (loss)	7,349	—	7,349	(7)	(5,803)	(a)	1,539
Investment income (loss)	(15,242)	(5,080)	(20,322)	—	20,322	(c)(f)	—
Interest and dividends	—	—	—	—	7,758	(c)	7,758
Reimbursement from affiliates	—	—	—	(148)	6,276	(e)	6,128
Aircraft lease revenue	—	—	—	—	1,982	(f)	1,982
Reinsurance premiums	—	—	—	—	14,338	(g)	14,338
Other revenue	2,222	59	2,281	—	(548)	(g)	1,733
Consolidated Funds revenues	—	—	—	3,644	—		3,644
Total revenues	26,187	159,847	186,034	2,695	29,541		218,270
Expenses
Non interest expense	34,329	165,713	200,042	—	15,410	(b)(d)	215,452
Interest and dividends	6,440	2,209	8,649	—	5,605	(c)	14,254
Consolidated Funds expenses	—	—	—	3,959	—		3,959
Total expenses	40,769	167,922	208,691	3,959	21,015		233,665
Total other income (loss)	—	—	—	(21,184)	(13,889)	(c)	(35,073)
Income taxes expense / (benefit)	—	—	—	—	(15,312)	(b)	(15,312)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(4,235)	—	(4,235)	22,448	2,789		21,002
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$(18,817)	$(8,075)	$(26,892)	$—	$12,738		$(14,154)

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
(f)    Aircraft lease revenue is shown net of expenses in investment income for Economic Income (Loss).
(g)     Economic Income (Loss) recognizes underwriting income from the Company's insurance related activities, net of expenses, within other revenue.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(h)    Economic Income (Loss) excludes the bargain purchase gain which resulted from the Convergex Group acquisition.
(i)    Economic Income (Loss) brokerage revenues included net securities borrowed and securities loaned activities.
For the three and six months ended June 30, 2017 and 2016, there was no one fund or other customer which represented more than 10% of the Company's total revenues.
22. Regulatory Requirements
As registered broker-dealers, Cowen and Company, Cowen Execution, ATM Execution, Cowen Prime and Westminster Research are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by the Rule. Under the alternative method Cowen and Company's minimum net capital requirement, as defined in (a)(4) of the Rule, is $1.0 million. Cowen Execution, ATM Execution, Cowen Prime and Westminster Research are required to maintain minimum net capital, as defined in (a)(1)(ii) of the Rule, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other requirements of the Rule and other regulatory bodies.
Cowen Execution is also subject to CFTC Regulation 1.17 (“Regulation 1.17”) and Options Clearing Corporation (“OCC”) Rule 302. Regulation 1.17 requires Cowen Execution to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by Rule 15c3-1, whichever is greater. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items.
Ramius UK, CIL and Cowen Execution Ltd are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of June 30, 2017 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2017. RCG Insurance Company’s capital and surplus as of June 30, 2017 totaled approximately $20 million.
As of June 30, 2017, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$62.0	$1.0	$61.0
Cowen Execution	$109.7	$1.6	$108.1
ATM Execution	$1.6	$0.3	$1.3
Cowen Prime	$9.9	$0.3	$9.6
Westminster Research	$8.3	$0.3	$8.0
Ramius UK	$0.2	$0.1	$0.1
Cowen International Limited	$11.1	$5.5	$5.6
Cowen Execution Ltd	$3.8	$2.0	$1.8
Cowen and Company, ATM Execution and Cowen Prime claim exemption from SEC Rule 15c3-3 (“Rule 15c3-3”) subparagraph (k)(2)(ii) of the Securities Exchange Act of 1934 since it clears its securities transactions on a fully disclosed basis and promptly transmits all customer funds and securities to the clearing broker-dealer that carries the accounts. Westminster Research claims exemption from Rule 15c3-3 subparagraph (k)(2)(i) of the Securities Exchange Act of 1934 since it conducts all financial transactions with its customers through a bank account designated as Special Account for the Exclusive Benefit of Customers.
In accordance with the requirements of Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account, cash or acceptable qualified securities for the exclusive benefit of customers. As of June 30, 2017, Cowen Execution had segregated approximately $20.6 million of cash, while its required deposit was $12.1 million.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB”), as defined in Rule 15c3-3. PAB calculation is completed to allow each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its assets held by Cowen Execution as allowable assets in the correspondent's net capital calculation. At June 30, 2017, Cowen Execution had $21.2 million of cash on deposit in special reserve bank accounts for PAB, which was in excess of its required deposit of $18.8 million.
PAB held at external clearing brokers are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, ATM Execution, Cowen Prime, and their clearing brokers, which require, among other things, that those clearing brokers perform computations for PAB and segregate certain balances on behalf of Cowen and Company, ATM Execution and Cowen Prime, if applicable.
23. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of June 30, 2017 and December 31, 2016, $13.2 million and $12.6 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three and six months ended June 30, 2017, the Company reimbursed the funds it manages $0.1 million and $0.1 million, respectively, which were recorded net in management fees and incentive income in the accompanying condensed consolidated statements of operation. For the three and six months ended June 30, 2016, these amounts were immaterial. As of June 30, 2017 and December 31, 2016, related amounts still payable were $0.1 million and $0.3 million, respectively, and were reflected in fees payable in the accompanying condensed consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of June 30, 2017 and December 31, 2016, loans to employees of $12.6 million and $9.2 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $5.8 million and $3.3 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.6 million and $0.1 million for the three months ended June 30, 2017 and 2016, and $1.0 million and $0.7 million, for the six months ended June 30, 2017 and 2016, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statement of operations. For the three and six months ended June 30, 2017 and 2016, the interest income was insignificant for all related party loans and advances.
Included in due to related parties is approximately $0.6 million and $0.7 million as of June 30, 2017 and December 31, 2016, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
As of June 30, 2017 and December 31, 2016, included in due from related parties is $14.3 million and $18.7 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a five year period and earns interest at 5% per annum.  The interest income for the three months ended June 30, 2017 and 2016, was $0.2 million and $0.2 million and for the six months ended June 30, 2017 and 2016, was $0.4 million and $0.3 million, respectively.
The remaining balance included in due from related parties of $13.3 million and $11.8 million as of June 30, 2017 and December 31, 2016, respectively, relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of June 30, 2017 and December 31, 2016, such investments aggregated $29.6 million and $32.9 million, respectively, were included in redeemable non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $3.6 million and $0.7

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

million for the three months ended June 30, 2017 and 2016, and $5.5 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.
24. Guarantees and Off-Balance Sheet Arrangements
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
In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties which provide general indemnifications. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss to be remote.
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
The Company may maintain cash and cash equivalents at financial institutions in excess of federally insured limits. The Company has not experienced any material losses in such accounts and does not believe it is exposed to significant credit risks in relation to such accounts.
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of June 30, 2017 and December 31, 2016. Through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
The Company’s customer securities activities are transacted on a delivery versus payment, cash or margin basis. In delivery versus payment transactions, the Company is exposed to risk of loss in the event of the customers’ or brokers’ inability to meet the terms of their contracts.
In margin transactions, the Company extends credit to clients collateralized by cash and securities in their account. In the event the customers or brokers fail to satisfy their obligations, the Company may be required to purchase or sell securities at prevailing market prices in order to fulfill the obligations.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s exposure to credit risk can be directly impacted by volatile securities markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the customers’ financial condition and credit ratings. The Company seeks to control the risk associated with its customer margin transactions by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company also monitors required margin levels daily and, pursuant to its guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary.
In addition, during the normal course of business, the Company has exposure to a number of risks including market risk, currency risk, credit risk, operational risk, liquidity risk and legal risk. As part of the Company's risk management process, these risks are monitored on a regular basis throughout the course of the year.
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. Funding is required for unsettled customer delivery versus payment and riskless principal transaction, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the unsettled customer securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of June 30, 2017.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge lines	(dollars in thousands)
Bank of America	$50,000	$50,000	August 31, 2017	Secured DTC Pledge Line
Texas Capital Bank	75,000	75,000	None	Secured DTC Pledge Line
BMO Harris Bank	100,000	100,000	None	Secured DTC Pledge Line
Total	225,000	225,000

Spike Line
BMO Harris Bank	30,000	30,000	August 4th, 2017	Unsecured liquidity facility to cover spikes in NSCC requirements

Foreign currency settlement line
Bank of America	200,000	200,000	None	Daily FX Limit to cover ADR settlement and other FX Activity

Total Credit Lines	$455,000	$455,000

25. Subsequent Events
On July 31, 2017, the Company and Shanghai Huaxin Group (HongKong) Limited (the “Investor”) entered into an amendment to the Stock Purchase Agreement by and between Investor and the Company, dated as of March 29, 2017 (the “Stock Purchase Agreement”), pursuant to which the termination provisions in the Stock Purchase Agreement were amended to change the date after which the Stock Purchase Agreement may be terminated by the Company or the Investor if the Closing (as defined in the Stock Purchase Agreement) has not occurred from September 30, 2017 to December 31, 2017.  The Company and Investor continue to expect the transactions contemplated by the Stock Purchase Agreement to close by the end of the third quarter of 2017.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         The discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled “Risk Factors” in Item 1A of our 2016 Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
Overview
Cowen Inc. (formerly Cowen Group, Inc.), a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment management, investment banking, research, sales and trading, prime brokerage, global clearing and commission management through its two business segments: investment management and broker-dealer. The investment management segment includes private investment funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles and also manages a significant portion of the Company’s proprietary capital. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research, sales and trading platform for institutional investors and a comprehensive suite of prime brokerage services.
The Company's investment management platform, which operates primarily under the Cowen Investment Management name (formerly "Ramius"), offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisors Act") since 1997. The Company's investment management segment offers investors access to strategies to meet their specific needs including long/short equity, merger arbitrage, activist equity, event driven credit, fundamental global macro, health care royalties and real estate direct lending and equity. The Company's investment management segment focuses on attracting and retaining talented in-house and affiliated investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested some of its capital in its recently formed aviation and reinsurance businesses. Our investment management business had approximately $11.0 billion of assets under management as of July 1, 2017. See the section titled "Assets Under Management and Fund Performance" for further analysis.
Our broker-dealer businesses include investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. Our primary target sectors ("Target Sectors") are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our target sectors. The broker-dealer segment also offers a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
On December 5, 2016, the Company effected a one-for-four reverse stock split of our common stock. Except where the context indicates otherwise, all share and per share information has been retroactively adjusted to reflect the reverse stock split.
Certain Factors Impacting Our Business
Our investment management business and results of operations are impacted by the following factors:

•
Assets under management.  Our revenues from management fees are directly linked to assets under management. As a result, the future performance of our investment management business will depend on, among other things, our ability to retain assets under management and to grow assets under management from existing and new products. In addition, positive performance increases assets under management which results in higher management fees.

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

•	Commissions. Our commission revenues depend for the most part on our customer trading volumes and on the notional value of the non-U.S. securities traded by our customers.

•
Principal transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities and net trading gains and losses on inventory and other Company positions. Commissions associated with these transactions are also included herein. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk.

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

•	Liquidity. As a clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to our total liquid assets.
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

•
Our investment management business can be adversely affected by unanticipated levels of requested redemptions. We experienced significant levels of requested redemptions during the 2008 financial crisis and, while the environment for investing in investment management products has since improved, it is possible that we could intermittently experience redemptions above historical levels, regardless of fund performance.
Our businesses, by their nature, do not produce predictable earnings. Our results in any period can be materially affected by conditions in global financial markets and economic conditions generally. We are also subject to various legal and regulatory actions that impact our business and financial results.
Recent Developments
During May 2017, the Company announced that it has updated its brand architecture to better reflect the quality and breadth of services the Company offers clients and partners. Cowen’s new Outperform™ brand crystalizes the Company’s mission: an intense focus on clients and investors who seek to outperform the markets, peers and passive alternatives.
On June 1, 2017, the Company completed its previously announced acquisition of Convergex Group, LLC, a provider of agency based execution services and trading technology to middle market institutional investors and broker-dealers. The adjusted aggregate estimated purchase price was $96.2 million. On closing, the Company paid cash of $48.6 million and issued 3,162,278 of the Company’s Class A common stock determined based on the 30-day volume-weighted average price per share of $15.05 as of May 30, 2017.
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 28, 2018.
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
Acquisition
During the period ended June 30, 2017, the Company, through its wholly owned subsidiary Cowen CV Acquisition LLC, entered into a securities purchase agreement with, among others, Convergex Holdings LLC to acquire all the outstanding interests in Convergex Group, LLC ("Convergex Group") (subsequently renamed to Cowen Execution Holdco LLC). This acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Convergex Group are included in the accompanying condensed consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their fair value as at the acquisition date. The Company is currently in the process of finalizing its purchase price allocation of Convergex Group; therefore, the purchase price adjustments as of June 30, 2017 are preliminary and subject to measurement period adjustments. The allocation of the purchase price to the net assets acquired will be finalized as necessary, up to one year after the acquisition's closing date, as the information becomes available.
Revenue recognition
Our principal sources of revenue are derived from two segments: an investment management segment and a broker-dealer segment, as more fully described below.
Our investment management segment generates revenue through three principal sources: management fees, incentive income and investment income from the Company's own capital.

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
Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Private Funds. Management fees for the Company's private funds are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income.

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

•	Cowen Trading Strategies. Advisory fees for the Company's corporate finance advisory business are typically paid quarterly based on assets under management but generally subject to a minimum fee.
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for private funds (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Several general partners of the funds are owned jointly by the Company and third parties. Accordingly, the incentive fees generated by these funds are split between the Company and these third parties. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
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

•
Commissions. Commission revenue includes fees from executing and clearing client transactions and commission sharing arrangements. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. The costs of commission recapture arrangements are recorded on an accrual basis for each eligible trade and shown net of commission revenue. Commission revenues also includes fees from making algorithms available to clients.

•
Principal transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity and fixed income securities, trading of convertible securities, and trading gains and losses on inventory and other Company positions, which include warrants previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients by buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

•
Equity and credit research fees. Equity and credit research fees are paid to the Company for providing equity and credit research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured.

•
Trade conversion revenue. Trade conversion revenue includes the fee earned from converting foreign securities into an American Depository Receipt (“ADR”) and the fee earned from converting an ADR into foreign securities on behalf of customers, and margins earned from facilitating customer foreign exchange transactions. Trade conversion revenue is recognized on a trade date basis.

Investment Income
Investment income earned by the investment management and broker-dealer segments are earned from investing the Company's capital in various strategies and from investments in private capital raising transactions of its investment banking clients.
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
Reimbursement from Affiliates
The Company allocates, at its discretion, certain expenses incurred on behalf of its private fund and real estate businesses. These expenses relate to the administration of such subsidiaries and assets that the Company manages for its funds. In addition, pursuant to the funds' offering documents, the Company charges certain allowable expenses to the funds, including charges and personnel costs for legal, compliance, accounting, tax compliance, risk and technology expenses that directly relate to administering the assets of the funds. Such expenses that have been reimbursed at their actual costs are included in the condensed consolidated statements of operations as employee compensation and benefits, professional, advisory and other fees, communications, occupancy and equipment, client services and business development and other.
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
Assets Under Management and Fund Performance
Assets Under Management
Assets under management refer to all of our investment management products, solutions and services including private investment funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles. The Company's investment management segment includes such strategies as long/short equity, activist equity, event driven equity, global macro, structured finance, health care royalties, healthcare venture capital and private real estate.
Assets under management also include the fair value of assets the Company manages pursuant to separately managed accounts, collateralized debt obligations for which the Company is the collateral manager, and, as indicated in the footnotes to the table below, proprietary assets which the Company has invested in these products. Also, as indicated, assets under management for certain products may represent committed capital or committed funding that may not be under our control but forms part of the investment management product’s trading level.

As of July 1, 2017, the Company had assets under management of $11.0 billion, a 4.3% increase as compared to assets under management of $10.5 billion as of January 1, 2017. The $0.5 billion increase in assets under management during the six months ended June 30, 2017 primarily resulted from the real estate business.
The following table is a breakout of total assets under management by platform as of July 1, 2017 (which excludes cross investments from other Ramius platforms):

	Platform
	Private Funds (a) (b) (g)	Alternative Solutions (a)	Cowen Trading Strategies (h)	Real Estate (a) (i)	Healthcare Royalty Partners (c) (d) (j)	Healthcare Venture Capital (l)	Other (k)	Total
	(dollars in millions)
January 1, 2015	$4,218	$3,784	$147	$1,707	$2,582	$—	$48	$12,486
Subscriptions	2,725	997	—	—	—	—	—	3,722
Redemptions	(572)	(810)	(49)	(65)	(178)	—	(14)	(1,688)
Performance (e)	(781)	(419)	(3)	—	5	—	—	(1,198)
Net Return (f)	(18.52)%	(11.07)%	(2.04)%	—%	0.19%	—%	—%	(9.59)%
January 1, 2016	5,590	3,552	95	1,642	2,409	—	34	13,322
Subscriptions	1,537	—	—	—	—	—	—	1,537
Redemptions	(714)	(3,641)	(40)	(220)	(137)	—	(21)	(4,773)
Performance (e)	362	89	(3)	—	10	—	—	458
Net Return (f)	6.48%	2.51%	(3.16)%	—%	0.42%	—%	—%	3.44%
January 1, 2017	6,775	—	52	1,422	2,282	—	13	10,544
Subscriptions	446	—	164	394	—	57	29	1,090
Redemptions	(494)	—	(52)	—	(112)	(12)	—	(670)
Performance (e)	25	—	1	—	1	9	—	36
Net Return (f)	0.37%	—%	1.92%	—%	0.04%	—%	—%	0.34%
July 1, 2017	$6,752	$—	$165	$1,816	$2,171	$54	$42	$11,000

(a)
The Company owns between 20% and 55% of the general partners, investment managers or managing members of the real estate business, the activist business, and the global macro business and the equity long/short business. The Company does not possess unilateral control over any of the foregoing businesses. The Company owns 100% of the investment manager of the event-driven equity business. On September 23, 2016, the Company completed the sale of its interest in the alternative solutions business, thereby reducing the Company’s estimated assets under management by approximately $2.5 billion.

(b)
These amounts include the Company's invested capital of approximately $181.9 million, $176.6 million and $173.6 million as of July 1, 2017, January 1, 2017 and January 1, 2016, respectively (including interests in both a registered investment company and an “Undertakings for Collective Investment Trust” or “UCITS” fund, each of which pursues a private fund-style strategy). Assets under management amounts are as of July 1, 2017 include approximately $572.0 million of committed but undrawn capital that will only be charged fees when invested.

(c)	These amounts include the Company's invested capital of approximately $10.1 million, $10.5 million and $20.2 million as of July 1, 2017, January 1, 2017 and January 1, 2016, respectively.

(d)	This amount includes unfunded capital commitments.

(e)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(f)	Performance net returns are calculated on the platform as a whole. Net return of individual funds will vary.

(g)
The Company’s actively marketed private fund products have varying liquidity terms typically ranging from daily to quarterly liquidity with less liquidity applying to certain co-investment vehicles. In 2010, the Company suspended redemption rights with respect to certain private funds that are being wound down. The private funds that have suspended redemption rights represent approximately 4.94% of the total private fund assets under management.

(h)
Cowen Trading Strategies advised a managed futures mutual fund that was fully liquidated as of April 30, 2017. The Company began managing the assets of a collateralized debt obligation ("CDO") on May 4, 2017. The CDO is an amortizing pool of assets with cash returned to investors in periodic distributions as it becomes available. Assets under management reflects the outstanding face amount of such CDO. The Company owns 100% of the investment manager of the structured finance business.

(i)	The real estate business does not provide investors with redemption rights. Investors receive distributions upon dispositions of the underlying real estate investments.

(j)	The Healthcare Royalty funds do not provide investors with redemption rights. Investors receive distributions upon realizations of the funds’ investments.

(k)
Includes the assets of separate accounts managed by the Company for non-institutional clients that had been managed prior to July 1, 2017 but had not previously been included in the Company’s calculation of its assets under management. Prior to June 1, 2017, “Other” assets under management included the assets of collateralized debt obligations managed by the Company, which are now classified separately as “Structured Finance.”

(l)
The Company began managing a healthcare venture capital fund in September 2015. This amount includes unfunded capital commitments, as well as the Company’s investment of $14.1 million as of June 1, 2017. The Company owns 100% of the investment manager of the healthcare venture capital business

Fund Performance
For the quarter ended June 30, 2017 the Company's alternative investment strategies had primarily positive results, with performance in most cases above relevant benchmarks. There were no significant drawdowns in the strategies that lagged.
Our activist strategy had positive performance for the quarter, trailing the Russell 2000 Index, which was up approximately 5%, continuing its advance throughout the first half of 2017. The portfolio management team has maintained its long term out performance versus the index since the strategy’s inception in 2002.  The merger arbitrage strategy also finished the quarter with positive results, substantially exceeding its benchmark HFRI index for both the second quarter and on a year to date basis. The level of global merger and acquisitions activity, despite slowing somewhat in the second quarter, represents one of the more robust six month periods since 2000, according to Bloomberg.  The UCITS Merger Fund, in partnership with Bank of America Merrill Lynch, also continued to have positive performance since trading was initiated in July 2016, and has met expectations for its more diversified portfolio. The Ramius event team also manages the merger arbitrage component for two multi-manager Advisor Act funds in the U.S. Positive results were also achieved in these products for the quarter and year to date.
Our options-based global macro strategy had negative performance for the second quarter, but a smaller decline than experienced in the first three months of the year. The severe collapse in implied volatility across multiple asset classes (which was predominant throughout 2016) has continued into this year.
Another of our affiliate managers engages in equity long/short investing in consumer-related stocks. Following a challenging fourth quarter due to extreme intra-sector movements within the consumer space, the strategy has experienced a sharp recovery throughout the first six months of 2017, with performance substantially exceeding the relevant hedged equity index.  Our other equity long/short affiliate, which follows a broader multi-sector approach, had successfully launched its commingled fund on October 1, 2016 and enjoyed a positive fourth quarter. Despite a negative month in June caused by a sharp short-term decline in technology stocks in the last few days of the month, this portfolio team also had gains for the second quarter and for the first half of 2017, approximately equal to the HFRX Equity Hedge Index. Since arriving at Cowen, this team has successfully sought to take advantage of changing sentiment and performance dispersion across various equity sectors.
The internally managed multi-strategy vehicles, following an overall increase in valuation on the remaining assets during the fourth quarter of 2016, were able to execute opportunistic sales of certain holdings at year end. This resulted in a distribution to investors during the first quarter of 2017. As the portfolios continue to be reduced in size, currency hedges on European private investments were removed and additional capital was returned to investors at the end of the second quarter as well.
With regard to the longer-dated investment vehicles in real estate, the largest legacy real estate debt vehicle, as well as the legacy equity vehicles, experienced minimal changes in value for the second quarter and for the first six months of the year. Certain of the legacy real estate funds, inclusive of these two, are in the process of returning capital to investors.  The most recent real estate debt vehicle remains active, with interim results meeting performance expectations. In addition, fund raising is well underway for the current debt vehicle, expected to close in 2017.

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
Invested Capital
The Company invests a significant portion of its capital base to help drive results and facilitate the growth of its investment management and broker-dealer businesses. Management allocates capital to three primary investment categories: (i) trading strategies; (ii) merchant banking investments; and (iii) real estate investments. The Company seeks to make strategic and opportunistic investments in varying capital structures across a diverse array of businesses, private funds and mutual funds. Much of the Company's trading strategy portfolio is invested alongside the Company's investment management clients and includes liquid investment strategies such as corporate credit trading, event driven, macro trading, and enhanced cash management. Within its merchant banking investments, management generally takes a long-term view that typically involves investing directly in public and private companies globally, private equity funds and alongside its investment management clients. In addition, from time to time the Company makes investments in private capital raising transactions of its investment banking clients. The Company's real estate investment strategy focuses on making investments alongside the investment management clients invested in the RCG Longview funds, as well as in direct investments in commercial real estate projects.
As of June 30, 2017, the Company's invested capital amounted to a net value of $652.3 million (supporting a long market value of $1,002.6 million), representing approximately 78% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of June 30, 2017. The net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of June 30, 2017 because they are included in various line items of the accompanying condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$441.2	53%
Merchant Banking	167.4	20%
Real Estate	43.7	5%
Total	652.3	78%
Stockholders' Equity	$833.9	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our investment management and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 21 to the accompanying Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

	Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Period to Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$64,146	$35,287	$28,859	82%
Brokerage	63,845	47,100	16,745	36%
Management fees	8,656	10,649	(1,993)	(19)%
Incentive income	3,726	428	3,298	771%
Interest and dividends	7,917	4,105	3,812	93%
Reimbursement from affiliates	495	2,241	(1,746)	(78)%
Aircraft lease revenue	1,043	1,588	(545)	(34)%
Reinsurance premiums	7,682	13,328	(5,646)	(42)%
Other revenues	1,345	412	933	226%
Consolidated Funds revenues	1,675	2,093	(418)	(20)%
Total revenues	160,530	117,231	43,299	37%
Expenses
Employee compensation and benefits	102,111	55,627	46,484	84%
Interest and dividends	12,211	6,944	5,267	76%
Reinsurance claims, commissions and amortization of deferred acquisition costs	7,275	11,766	(4,491)	(38)%
Operating, general, administrative and other expenses	53,990	37,833	16,157	43%
Depreciation and amortization expense	3,132	3,413	(281)	(8)%
Restructuring costs	8,541	—	8,541	NM
Consolidated Funds expenses	2,748	2,143	605	28%
Total expenses	190,008	117,726	72,282	61%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	18,719	(20,218)	38,937	193%
Bargain purchase gain, net of tax	7,946	—	7,946
Consolidated Funds net gains (losses)	30,613	(18,440)	49,053	266%
Total other income (loss)	57,278	(38,658)	95,936	248%
Income (loss) before income taxes	27,800	(39,153)	66,953	171%
Income tax expense (benefit)	(785)	(11,992)	11,207	93%
Net income (loss)	28,585	(27,161)	55,746	205%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	21,145	(16,705)	37,850	(227)%
Net income (loss) attributable to Cowen Inc.	7,440	(10,456)	17,896	171%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$5,742	$(12,154)	$17,896	147%
Revenues
Investment Banking
Investment banking revenues increased $28.8 million to $64.1 million for the three months ended June 30, 2017 compared with $35.3 million in the prior year period. During the three months ended June 30, 2017, the Company completed 31 underwriting transactions and two strategic advisory transactions. During the three months ended June 30, 2016, the Company completed 21 underwriting transactions, four strategic advisory transactions and one debt capital market transaction. The average underwriting fee per transaction was 48.5% greater in the second quarter of 2017 as compared to the prior year period.
Brokerage
Brokerage revenues increased $16.7 million to $63.8 million for the three months ended June 30, 2017 compared with $47.1 million in the prior year period. This was attributable to an increase in revenues due to the initiation of our credit trading business in May 2016, the acquisition of Convergex Group in June 2017 and higher commissions in our institutional brokerage businesses. Customer trading volumes across the industry (according to Bloomberg) decreased 6% for the three months ended June 30, 2017 compared to the prior year period.
Management Fees
Management fees decreased $2.0 million to $8.7 million for the three months ended June 30, 2017 compared with $10.7 million in the prior year period. This decrease in management fees was primarily related to the sale of our interest in the alternative solutions business during the third quarter of 2016.
Incentive Income
Incentive income increased $3.3 million to $3.7 million for the three months ended June 30, 2017, compared with $0.4 million in the prior year period. This increase was related to an increase in performance from almost all of our businesses.
Interest and Dividends
Interest and dividends increased $3.8 million to $7.9 million for the three months ended June 30, 2017 compared with $4.1 million in the prior year period. This was primarily attributable to an increase in the number of investments in interest bearing securities during the quarter of 2017 as compared to the same quarter in 2016.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $1.7 million to $0.5 million for the three months ended June 30, 2017 compared with $2.2 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft Lease Revenue
Aircraft lease revenue decreased $0.6 million to $1.0 million for the three months ended June 30, 2017 compared with $1.6 million in the prior year period.
Reinsurance Premiums
Reinsurance premiums decreased $5.6 million to $7.7 million for the three months ended June 30, 2017 compared with $13.3 million in the prior year period. This decrease is related to accumulated commissions that were recorded in the second quarter of 2016.
Other Revenues
Other revenues increased $0.9 million to $1.3 million for the three months ended June 30, 2017 compared with $0.4 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.4 million to $1.7 million for the three months ended June 30, 2017 compared with $2.1 million in the prior year period. The decrease is due to a decrease in interest and dividend income in one of our consolidated funds.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $46.5 million to $102.1 million for the three months ended June 30, 2017 compared with $55.6 million in the prior year period. The increase is primarily due to $96.0 million higher other income (loss) and $43.3 million higher revenues during the second quarter of 2017 as compared to 2016 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 47% for the three months ended June 30, 2017, compared with 71% for the prior year period.
Interest and Dividends
Interest and dividend expenses increased $5.3 million to $12.2 million for the three months ended June 30, 2017 compared with $6.9 million in the prior year period. This was primarily attributable to an increase in the number of debt securities held during 2017 as compared to 2016.
Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses decreased $4.5 million to $7.3 million for the three months ended June 30, 2017 compared with $11.8 million in the prior year period. This decrease reflects accumulated commissions that were recorded in the second quarter of 2016.

General, Administrative and Other Expenses
General, administrative and other expenses increased $16.2 million to $54.0 million for the three months ended June 30, 2017 compared with $37.8 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees, depreciation and amortization and increased occupancy costs, which are mostly related to the acquisition of Convergex Group during June 2017.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $0.3 million to $3.1 million for the three months ended June 30, 2017 compared with $3.4 million in the prior year period. The decrease is primarily related to a reduction in depreciation expense from fully depreciated fixed assets partially offset by an increase in amortization on intangible assets related to recent acquisitions.
Restructuring Costs
Restructuring costs expenses were $8.5 million for the three months ended June 30, 2017. In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and incurred integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.6 million to $2.7 million for the three months ended June 30, 2017 compared with $2.1 million for the prior year period. The increase is due to increased interest and dividend expense in one of our consolidated funds.
Other Income (Loss)
Other income (loss) increased $96.0 million to $57.3 million for the three months ended June 30, 2017 compared with a loss of $38.7 million in the prior year period. The increase primarily relates to an increase in performance in our activist strategy and the Company's own invested capital and the bargain purchase gain related to the acquisition of Convergex Group during June 2017. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $11.2 million to $0.8 million for the three months ended June 30, 2017 compared with an income tax benefit of $12.0 million in the prior year period. This change is primarily attributable to the Company's operating results.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $37.8 million to $21.1 million for the three months ended June 30, 2017 compared with a loss of $16.7 million in the prior year period. The increase was primarily the result of losses incurred by one of our consolidated funds in the prior year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

	Condensed Consolidated Statements of Operations
	Six Months Ended June 30,		Period to Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$100,699	$61,434	$39,265	64%
Brokerage	114,379	98,035	16,344	17%
Management fees	17,364	21,679	(4,315)	(20)%
Incentive income	4,272	1,539	2,733	178%
Interest and dividends	13,006	7,758	5,248	68%
Reimbursement from affiliates	2,147	6,128	(3,981)	(65)%
Aircraft lease revenue	2,102	1,982	120	6%
Reinsurance premiums	14,771	14,338	433	3%
Other revenues	2,745	1,733	1,012	58%
Consolidated Funds revenues	4,016	3,644	372	10%
Total revenues	275,501	218,270	57,231	26%
Expenses
Employee compensation and benefits	178,784	118,808	59,976	50%
Interest and dividends	22,141	14,254	7,887	55%
Reinsurance claims, commissions and amortization of deferred acquisition costs	13,453	12,329	1,124	9%
Operating, general, administrative and other expenses	93,591	77,835	15,756	20%
Depreciation and amortization expense	6,160	6,480	(320)	(5)%
Restructuring costs	8,541	—	8,541	NM
Consolidated Funds expenses	7,711	3,959	3,752	95%
Total expenses	330,381	233,665	96,716	41%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	44,775	(17,030)	61,805	(363)%
Bargain purchase gain	7,946	—	7,946	NM
Consolidated Funds net gains (losses)	43,959	(18,043)	62,002	(344)%
Total other income (loss)	96,680	(35,073)	131,753	(376)%
Income (loss) before income taxes	41,800	(50,468)	92,268	(183)%
Income tax expense (benefit)	1,126	(15,312)	16,438	107%
Net income (loss)	40,674	(35,156)	75,830	(216)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	30,250	(21,002)	51,252	(244)%
Net income (loss) attributable to Cowen Inc.	10,424	(14,154)	24,578	(174)%
Preferred stock dividends	3,396	3,396	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$7,028	$(17,550)	$24,578	(140)%
Revenues
Investment Banking
Investment banking revenues increased $39.3 million to $100.7 million for the six months ended June 30, 2017 compared with $61.4 million in the prior year period. During the six months ended June 30, 2017, the Company completed 54 underwriting transactions and four strategic advisory transactions. During the six months ended June 30, 2016, the Company completed 33 underwriting transactions, four strategic advisory transactions and three debt capital market transactions. The average underwriting fee per transaction was 11.7% greater for the six months ended June 30, 2017 as compared to the prior year period.
Brokerage
Brokerage revenues increased $16.4 million to $114.4 million for the six months ended June 30, 2017 compared with $98.0 million in the prior year period. This was attributable to an increase in revenues due to the initiation of our credit trading business in May 2016 and the acquisition of Convergex Group in June 2017. Customer trading volumes across the industry (according to Bloomberg) decreased 13% for the six months ended June 30, 2017 compared to the prior year period.

Management Fees
Management fees decreased $4.3 million to $17.4 million for the six months ended June 30, 2017 compared with $21.7 million in the prior year period. This decrease in management fees was primarily related to the sale of our interest in the alternative solutions business during the third quarter of 2016.
Incentive Income
Incentive income increased $2.8 million to $4.3 million for the six months ended June 30, 2017, compared with $1.5 million in the prior year period. This increase was related to an increase in performance from almost all of our businesses.
Interest and Dividends
Interest and dividends increased $5.2 million to $13.0 million for the six months ended June 30, 2017 compared with $7.8 million in the prior year period. This was primarily attributable to an increase in the number of investments in interest bearing securities during 2017 as compared to 2016.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $4.0 million to $2.1 million for the six months ended June 30, 2017 compared with $6.1 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft Lease Revenues
Aircraft lease revenues increased $0.1 million to $2.1 million for the six months ended June 30, 2017 compared to $2.0 million in the prior year period.
Reinsurance Premiums
Reinsurance premiums increased $0.5 million to $14.8 million for the six months ended June 30, 2017 compared with $14.3 million in the prior year period.
Other Revenues
Other revenues increased $1.0 million to $2.7 million for the six months ended June 30, 2017 compared with $1.7 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.4 million to $4.0 million for the six months ended June 30, 2017 compared with $3.6 million in the prior year period. The increase is due to increased interest and dividend income from our consolidated funds.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $60.0 million to $178.8 million for the six months ended June 30, 2017 compared with $118.8 million in the prior year period. The increase is primarily due to $57.2 million higher total revenues and $131.8 million more other income (loss) during 2017 as compared to 2016 resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 48% for the six months ended June 30, 2017, compared with 65% in the prior year period.
Interest and Dividends
Interest and dividend expenses increased $7.8 million to $22.1 million for the six months ended June 30, 2017 compared with $14.3 million in the prior year period. This was primarily attributable to an increase in the number of debt securities held during 2017 as compared to 2016.
Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses increased $1.2 million to $13.5 million for the six months ended June 30, 2017 compared with $12.3 million in the prior year period.
General, Administrative and Other Expenses
General, administrative and other expenses increased $15.8 million to $93.6 million for the six months ended June 30, 2017 compared with $77.8 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees, depreciation and amortization and increased occupancy costs, which are mostly related to the acquisition of Convergex Group during June 2017.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $0.3 million to $6.2 million for the six months ended June 30, 2017 compared with $6.5 million in the prior year period. The decrease is primarily related to a reduction in depreciation expense from fully depreciated fixed assets partially offset by an increase in amortization on intangible assets related to recent acquisitions.
Restructuring Costs
Restructuring costs expenses was $8.5 million for the six months ended June 30, 2017. In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and incurred integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs.
Consolidated Funds Expenses
Consolidated Funds expenses increased $3.7 million to $7.7 million for the six months ended June 30, 2017 compared with $4.0 million in the prior year period. The increase is due to increased interest and dividend expense in one of our consolidated funds.
Other Income (Loss)
Other income (loss) increased $131.8 million to $96.7 million for the six months ended June 30, 2017 compared with a loss of $35.1 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital and the bargain purchase gain related to the acquisition of Convergex Group during June 2017. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $16.4 million to $1.1 million for the six months ended June 30, 2017 compared with an income tax benefit of $15.3 million in the prior year period. This change is primarily attributable to the Company’s operating results.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased $51.3 million to income of $30.3 million for the six months ended June 30, 2017 compared with a loss of $21.0 million in the prior year period. The increase was primarily the result of losses incurred by one of our consolidated funds in the prior year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
Segment Analysis and Economic Income (Loss)
Segments
The Company conducts its operations through two segments: an investment management segment and a broker-dealer segment.
For the six months ended June 30, 2017 and 2016, the Company's investment management segment includes private investment funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles operating results and other investment platforms operating results.
For the six months ended June 30, 2017 and 2016, the Company's broker-dealer segment includes investment banking, research, sales and trading, prime brokerage, global clearing and commission management businesses' operating results.
Economic Income (Loss)
The performance measure used by the Company for each segment is Economic Income (Loss), which management uses to evaluate the financial performance of and to make operating decisions for the Company as a whole and each segment.

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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 21 to the Company's condensed consolidated financial statements included elsewhere in this Form 10-Q.
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds (ii) excludes goodwill and intangible impairment (iii) excludes certain other acquisition-related adjustments and/or reorganization expenses (iv) excludes the bargain purchase gain which resulted from the Convergex Group acquisition and (v) excludes preferred stock dividends. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
Economic Income (Loss) Revenues
The Company's principal sources of Economic Income (Loss) revenues are derived from activities in the following business segments:
Our investment management segment generates Economic Income (Loss) revenues through three principal sources: management fees, incentive income and investment income from our own capital. Management fees are directly impacted by any increase or decrease in assets under management, while incentive income is impacted by our funds' performance and resulting increase or decrease in assets under management. Investment income from the Company's own capital is impacted by the performance of the funds and other securities in which our capital is invested.
Our broker-dealer segment generates Economic Income (Loss) revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's Target Sectors: healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity and credit research and trade conversion. Cowen's broker-dealer segment also offers a full-service suite of prime brokerage services. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage revenue in the accompanying condensed consolidated statement of operations.
Economic Income (Loss) Expenses
The Company's Economic Income (Loss) expenses consist of non-interest expenses and interest expense. Non-interest expenses consist of compensation and benefits and non-compensation expenses (fixed and variable), less reimbursement from affiliates. Interest expense is primarily interest from indebtedness, not trading activity (which is included within investment income (loss)).
Non-controlling Interests
Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the partners of such entities.

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

	Economic Income (Loss)
	(unaudited)
	Three Months Ended June 30,
	2017			2016			Total Period-to-Period
	Investment Management		Total	Investment Management		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$64,146	$64,146	$—	$35,287	$35,287	$28,859	82%
Brokerage	19	66,974	66,993	—	49,026	49,026	17,967	37%
Management fees	13,602	753	14,355	15,729	766	16,495	(2,140)	(13)%
Incentive income (loss)	10,969	—	10,969	429	—	429	10,540	NM
Investment income (loss)	9,338	4,854	14,192	(16,636)	(5,535)	(22,171)	36,363	164%
Other revenues	860	413	1,273	1,540	(212)	1,328	(55)	4%
Total economic income revenues	34,788	137,140	171,928	1,062	79,332	80,394	91,534	114%
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $171.9 million for the three months ended June 30, 2017, an increase of $91.5 million compared to Economic Income (Loss) revenues of $80.4 million in the prior year period. The increase was primarily related to an increase in performance in investment income and an increase in brokerage and investment banking activity. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Investment Management Segment
Investment management segment Economic Income (Loss) revenues were $34.8 million for the three months ended June 30, 2017, an increase of $33.7 million compared to Economic Income (Loss) revenues of $1.1 million in the prior year period.
Management Fees.    Management fees for the segment decreased $2.1 million to $13.6 million for the three months ended June 30, 2017 compared with $15.7 million in the prior year period. This decrease in management fees was primarily related to the sale of our interest in the alternative solutions business during the third quarter of 2016.
Incentive Income (Loss).    Incentive income for the segment increased $10.6 million to $11.0 million for the three months ended June 30, 2017 compared with a loss of $0.4 million in the prior year period. This increase was related to an increase in performance from almost all of our businesses.
Investment Income (Loss).    Investment income for the segment increased $25.9 million to income of $9.3 million for the three months ended June 30, 2017, compared with a loss of $16.6 million in the prior year period. The increase primarily relates to an increase in the Company's performance in the Company's own invested capital.
Other Revenues.    Other revenues for the segment decreased $0.6 million to $0.9 million for the three months ended June 30, 2017, compared with $1.5 million in the prior year period. This decrease is primarily related to results from our reinsurance operations.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $137.1 million for the three months ended June 30, 2017, an increase of $57.8 million compared with Economic Income (Loss) revenues of $79.3 million in the prior year period.
Investment Banking.    Investment banking revenues increased $28.8 million to $64.1 million for the three months ended June 30, 2017 compared with $35.3 million in the prior year period. During the three months ended June 30, 2017, the Company completed 31 underwriting transactions and two strategic advisory transactions. During the three months ended June 30, 2016, the Company completed 21 underwriting transactions, four strategic advisory transactions and one debt capital market transaction. The average underwriting fee per transaction was 48.5% greater in the second quarter of 2017 as compared to the prior year period.

Brokerage.    Brokerage revenues increased $18.0 million to $67.0 million for the three months ended June 30, 2017, compared with $49.0 million in the prior year period. This was attributable to an increase in revenues due to the initiation of our credit trading business in May 2016, the acquisition of Convergex Group in June 2017 and higher commissions in our institutional brokerage businesses. Customer trading volumes across the industry (according to Bloomberg) decreased 6% for the three months ended June 30, 2017 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $10.4 million to an income of $4.9 million for the three months ended June 30, 2017 compared with a loss of $5.5 million in the prior year period. The increase is a result of an increase in overall investment income which is allocated amongst the segments.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $58.1 million to $154.1 million for the three months ended June 30, 2017, compared with $96.0 million in the prior year period.
Compensation and Benefits.    Compensation and benefits expenses, included within non-interest expenses, increased $45.9 million to $100.4 million for the three months ended June 30, 2017, compared with $54.5 million in the prior year period. The increase is due to $91.5 million higher revenues during the second quarter of 2017 as compared to 2016 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio was 58% for the three months ended June 30, 2017, compared to 68% for the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $5.3 million to $29.8 million for the three months ended June 30, 2017, compared with $24.5 million in the prior year period. The increase is primarily related to the acquisition of Convergex Group during June 2017.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Period-to-Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$5,986	$4,525	$1,461	32%
Professional, advisory and other fees	5,043	3,954	1,089	28%
Occupancy and equipment	8,230	7,348	882	12%
Service fees	3,303	2,052	1,251	61%
Expenses from equity investments	2,952	3,775	(823)	(22)%
Other	4,239	2,857	1,382	48%
Total	$29,753	$24,511	$5,242	21%
Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.1 million to $2.7 million for the three months ended June 30, 2017 compared with $2.8 million in the prior year period. The decrease is primarily related to a reduction in depreciation expense from fully depreciated fixed assets partially offset by an increase in amortization on intangible assets related to recent acquisitions.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $7.1 million to $21.9 million for the three months ended June 30, 2017, compared with $14.8 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs related to the acquisition of Convergex Group during June 2017.

The following table shows the components of the non-compensation expenses—variable, for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Period-to-Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$13,381	$7,147	$6,234	87%
HealthCare Royalty Partners syndication costs	132	132	—	—%
Expenses related to Luxembourg insurance companies	897	223	674	302%
Marketing and business development	6,970	6,438	532	8%
Other	471	816	(345)	(42)%
Total	$21,851	$14,756	$7,095	48%
Interest expense.    Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, remained fairly constant at $4.3 million for the three months ended June 30, 2017 compared with the prior year period.
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment remained fairly flat at $0.6 million for the three months ended June 30, 2017 compared with $0.6 million in the prior year period.
Non-Controlling Interest.    Income (loss) attributable to redeemable non-controlling interests remained fairly constant at $2.0 million for the three months ended June 30, 2017 compared with the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.
Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017			2016			Total Period-to-Period
	Investment Management		Total	Investment Management		Total
		Broker-Dealer			Broker-Dealer		$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$100,699	$100,699	$—	$61,434	$61,434	$39,265	64%
Brokerage	19	119,287	119,306	—	101,893	101,893	17,413	17%
Management fees	26,748	1,554	28,302	31,858	1,541	33,399	(5,097)	(15)%
Incentive income (loss)	14,029	—	14,029	7,349	—	7,349	6,680	91%
Investment income (loss)	24,485	11,331	35,816	(15,242)	(5,080)	(20,322)	56,138	(276)%
Other income (loss)	1,680	698	2,378	2,222	59	2,281	97	4%
Total economic income revenues	$66,961	$233,569	$300,530	$26,187	$159,847	186,034	114,496	62%
Economic Income (Loss)
Total Economic Income (Loss) was $17.0 million for the six months ended June 30, 2017, an increase of $43.9 million compared to Economic Income (Loss) which was a loss of $26.9 million in the prior year period.
Total Economic Income (Loss) revenues were $300.5 million for the six months ended June 30, 2017, an increase of $114.5 million compared to Economic Income (Loss) revenues of $186.0 million in the prior year period. This was related to an increase in investment banking and brokerage activity and an increase in performance in investment income.
Investment Management Segment Revenues
Investment management segment Economic Income (Loss) revenues were $67.0 million for the six months ended June 30, 2017, an increase of $40.8 million compared to Economic Income (Loss) revenues of $26.2 million in the prior year period.
Management Fees.    Management fees for the segment decreased $5.2 million to $26.7 million for the six months ended June 30, 2017 compared with $31.9 million in the prior year period. This decrease in management fees was primarily related to the sale of our interest in the alternative solutions business during the third quarter of 2016.

Incentive Income (Loss).    Incentive income for the segment increased $6.7 million to $14.0 million for the six months ended June 30, 2017 compared with $7.3 million in the prior year period. This increase was related to an increase in performance from almost all of our businesses.
Investment Income (Loss).    Investment income for the segment increased $39.7 million to income of $24.5 million for the six months ended June 30, 2017 compared with a loss of $15.2 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment decreased $0.5 million to $1.7 million for the six months ended June 30, 2017 compared with $2.2 million in the prior year period. This decrease is primarily related to results from our reinsurance operations.
Broker-Dealer Segment Revenues
Broker-dealer segment Economic Income (Loss) revenues were $233.6 million for the six months ended June 30, 2017, an increase of $73.8 million compared with Economic Income (Loss) revenues of $159.8 million in the prior year.
Investment Banking.    Investment banking revenues increased $39.3 million to $100.7 million for the six months ended June 30, 2017 compared with $61.4 million in the prior year period. During the six months ended June 30, 2017, the Company completed 54 underwriting transactions and four strategic advisory transactions. During the six months ended June 30, 2016, the Company completed 33 underwriting transactions, four strategic advisory transactions and three debt capital market transactions. The average underwriting fee per transaction was 11.7% greater for the six months ended June 30, 2017 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $17.4 million to $119.3 million for the six months ended June 30, 2017, compared with $101.9 million in the prior year period. This was attributable to an increase in revenues due to the initiation of our credit trading business in May 2016 and the acquisition of Convergex Group in June 2017. Customer trading volumes across the industry (according to Bloomberg) decreased 13% for the six months ended June 30, 2017 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $16.4 million to an income of $11.3 million for the six months ended June 30, 2017, compared with a loss of $5.1 million in the prior year period.
Other Income (Loss).    Other income (loss) for the segment increased $0.6 million to $0.7 million for the six months ended June 30, 2017, compared with $0.1 million in the prior year period.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $71.3 million to $271.3 million for the six months ended June 30, 2017, compared with $200.0 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $58.7 million to $175.3 million for the six months ended June 30, 2017 compared with $116.6 million in the prior year period. The increase is due to $114.5 million higher revenues during 2017 as compared to 2016 which resulted in a higher compensation and benefits accrual. The compensation to revenue ratio was 58% for the six months ended June 30, 2017 compared with 63% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $4.7 million to $53.6 million for the six months ended June 30, 2017 compared with $48.9 million in the prior year period. The increase is primarily related to the acquisition of Convergex Group during June 2017.

The following table shows the components of the non-compensation expenses—fixed, for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Period-to-Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$10,700	$8,662	$2,038	24%
Professional, advisory and other fees	8,969	8,278	691	8%
Occupancy and equipment	14,894	14,568	326	2%
Service fees	5,893	4,212	1,681	40%
Expenses from equity investments	5,716	7,494	(1,778)	(24)%
Other	7,406	5,705	1,701	30%
Total	$53,578	$48,919	$4,659	10%
Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.4 million to $5.3 million for the six months ended June 30, 2017 compared with $5.7 million in the prior year period. The decrease is primarily related to a reduction in depreciation expense from fully depreciated fixed assets partially offset by an increase in amortization on intangible assets related to recent acquisitions.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $8.3 million to $38.3 million for the six months ended June 30, 2017 compared with $30.0 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, related to the acquisition of Convergex Group during June 2017, and increased marketing and business development expenses.
The following table shows the components of the non-compensation expenses—variable, for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Period-to-Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$20,829	$14,209	$6,620	47%
HealthCare Royalty Partners syndication costs	264	264	—	—%
Expenses related to Luxembourg companies	1,759	1,201	558	46%
Marketing and business development	14,511	13,049	1,462	11%
Other	892	1,265	(373)	(29)%
Total	$38,255	$29,988	$8,267	28%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment remained constant at $1.2 million for the six months ended June 30, 2017 compared to the prior year period.
Interest expense
Interest expense, which primarily relates to debt issued during the first and fourth quarters of 2014, remained constant at $8.7 million for the six months ended June 30, 2017 compared to the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests decreased by $0.6 million to $3.6 million for the six months ended June 30, 2017 compared with $4.2 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2017, we had cash and cash equivalents of $165.5 million and net liquid investment assets of $379.6 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of June 30, 2017 of $13.7 million. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $2.4 million and $0.8 million as of June 30, 2017 and December 31, 2016, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.4 million and $0.1 million, respectively.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At June 30, 2017, we had security deposits totaling $79.2 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of June 30, 2017:

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$17.2	(a)
HealthCare Royalty Partners funds (b)	7.3	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.4	7 years
Lagunita Biosciences, LLC	3	3 years
Eclipse Fund II, L.P.	0.9	8 years
Eclipse Continuity Fund I, L.P.	0.6	9 years
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
Regulation
As registered broker-dealers, Cowen and Company, Cowen Execution, ATM Execution, Cowen Prime and Westminster Research are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by the Rule. Under the alternative method Cowen and Company's minimum net capital requirement, as defined in (a)(4) of the Rule, is $1.0 million.Cowen Execution, ATM Execution, Cowen Prime and Westminster Research are required to maintain minimum net capital, as defined in (a)(1)(ii) of the Rule, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other requirements of the Rule and other regulatory bodies.
Cowen Execution is also subject to CFTC Regulation 1.17 (“Regulation 1.17”) and Options Clearing Corporation (“OCC”) Rule 302. Regulation 1.17 requires Cowen Execution to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by Rule 15c3-1, whichever is greater. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items.
Ramius UK, CIL and Cowen Execution Ltd are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of June 30, 2017 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of

New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2017. RCG Insurance Company’s capital and surplus as of June 30, 2017 totaled approximately $20 million.
As of June 30, 2017, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$62.0	$1.0	$61.0
Cowen Execution	$109.7	$1.6	$108.1
ATM Execution	$1.6	$0.3	$1.3
Cowen Prime	$9.9	$0.3	$9.6
Westminster Research	$8.3	$0.3	$8.0
Ramius UK	$0.2	$0.1	$0.1
Cowen International Limited	$11.1	$5.5	$5.6
Cowen Execution Ltd	$3.8	$2.0	$1.8
Cowen and Company, ATM Execution and Cowen Prime claim exemption from SEC Rule 15c3-3 (“Rule 15c3-3”) subparagraph (k)(2)(ii) of the Securities Exchange Act of 1934 since it clears its securities transactions on a fully disclosed basis and promptly transmits all customer funds and securities to the clearing broker-dealer that carries the accounts. Westminster Research claims exemption from Rule 15c3-3 subparagraph (k)(2)(i) of the Securities Exchange Act of 1934 since it conducts all financial transactions with its customers through a bank account designated as Special Account for the Exclusive Benefit of Customers.
In accordance with the requirements of Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account, cash or acceptable qualified securities for the exclusive benefit of customers. As of June 30, 2017, Cowen Execution had segregated approximately $20.6 million of cash, while its required deposit was $12.1 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB”), as defined in Rule 15c3-3. PAB calculation is completed to allow each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its assets held by Cowen Execution as allowable assets in the correspondent's net capital calculation. At June 30, 2017, Cowen Execution had $21.2 million of cash on deposit in special reserve bank accounts for PAB, which was in excess of its required deposit of $18.8 million.
PAB held at external clearing brokers are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and Company, ATM Execution, Cowen Prime, and their clearing brokers, which require, among other things, that those clearing brokers perform computations for PAB and segregate certain balances on behalf of Cowen and Company, ATM Execution and Cowen Prime, if applicable.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $42.7 million for the six months ended June 30, 2017 was primarily related to net income (less the bargain purchase gain) and an increase in payable t o customers partially offset by sales of securities owned, at fair value. Net cash used in operating activities of $358.6 million for the six months ended June 30, 2016 was primarily related to purchases of other investments, cash used to pay for year end bonuses and an increase in cash held at other brokers.
Investing Activities.    Net cash used in investing activities of $15.0 million for the six months ended June 30, 2017 was primarily related to the purchase of Convergex Group and purchases of other investments offset partially by sales of other investments. Net cash provided by investing activities of $17.2 million for the six months ended June 30, 2016 was primarily related to repayment of certain loans made for investing purposes and sales of other investments offset partially by the purchases of other investments and fixed assets.
Financing Activities.    Net cash provided by financing activities for the six months ended June 30, 2017 of $26.8 million was primarily related to borrowings on a term loan and contributions from non-controlling interests in Consolidated Funds offset partially by purchases of treasury stock and withdrawals from non-controlling interests in Consolidated Funds. Net cash provided by financing activities for the six months ended June 30, 2016 of $240.7 million was primarily related to contributions from non-controlling interests in Consolidated Funds and borrowings on short term debt.

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
The Company recorded interest expense of $1.1 million and $1.1 million for the three months ended June 30, 2017 and 2016, and $2.3 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying condensed consolidated statements of operations is $1.7 million and $1.7 million for the three months ended June 30, 2017 and 2016, and $3.7 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction which increases the effective conversion price to $28.72 (see Note 6), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $1.3 million for the three months ended June 30, 2017 and 2016, and $2.6 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2021 Notes.
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “Senior Indenture”), by and among the Company and The Bank of New York Melon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to 1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended. As of June 30, 2017, the Company was in compliance with these covenants.
Term Loan
On June 30, 2017, a subsidiary of the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 29, 2018. As of June 30, 2017, the outstanding balance on this loan was $28.1 million. The Company will make monthly interest payments on the outstanding principal. The loan is secured by the value of the Company's limited partnership interests in two affiliated funds. The Company has provided a guarantee for this loan.
Other Notes Payable
During January 2017, the Company borrowed $2.1 million to fund insurance premium payments. This note has an effective interest rate of 1.50% and is due on December 31, 2017, with monthly payment requirements of $0.2 million. As of June 30, 2017, the outstanding balance on this note payable was $0.9 million. Interest expense for the three and six months ended June 30, 2017 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from January 2019 to May 2021 and interest rates ranged from 4.21% to 7.25%. As of June 30, 2017, the remaining balance on the aircraft financing agreements was $13.4 million. Interest expense was $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, and $0.4 million and $0.3 million for the three and six months ended June 30, 2017 and 2016, respectively.
Capital Lease Obligations
The Company has entered into a capital lease for computer equipment, which amounted to $5.5 million and recorded in fixed assets as capital lease obligations. In addition, as part of the acquisition, the Company holds two capital leases for computer equipment which amounted to $0.8 million and are recorded as capital lease obligations. These capital lease obligations are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 4.25% to 5.69%. As of June 30, 2017, the remaining balance on these capital leases was $3.6 million. Interest expense was $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, and $0.1 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.
Letters of Credit
As of June 30, 2017, the Company has the following eight irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged as collateral, $8.9 million, as of June 30, 2017, and $5.5 million, as of December 31, 2016, due between March 2018 and December 2019, for reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
New York	$596	October 2017
New York	$2,811	October 2017
New York	$1,600	November 2017
San Francisco	$710	January 2018
Connecticut	$65	January 2018
Boston	$382	March 2018
New York	$355	April 2018
New York	$70	May 2018
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2017 and December 31, 2016, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of June 30, 2017:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment/Aircraft Leases, Service Payments and Facility Leases
Real Estate	$111,447	$12,557	$46,459	$34,385	$18,046
Service Payments	48,001	17,645	28,377	1,979	—
Equipment leases	4,291	1,112	2,373	646	160
Aircraft	2,625	630	1,995	—	—
Total	166,364	31,944	79,204	37,010	18,206
Debt
Convertible Debt	158,471	2,243	156,228	—	—
Note Payable	86,730	2,608	10,436	73,686	—
Revolver	29,478	—	29,478	—	—
Other Notes Payable	16,532	2,423	7,130	6,979	—
Total	$291,211	$7,274	$203,272	$80,665	$—

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
The fund is currently winding-down as of June 30, 2017 and the clawback obligations were $6.2 million (see Note 6 to the Company's condensed consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of June 30, 2017, is as follows:

	Convertible Debt	Note Payable	Term Loan	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2017	$2,243	$2,608	$—	$2,423	$1,006
2018	4,485	5,218	29,478	2,826	1,699
2019	151,743	5,218	—	4,304	399
2020	—	5,218	—	2,256	320
2021	—	68,468	—	4,723	320
Thereafter	—	—	—	—	160
Subtotal	158,471	86,730	29,478	16,532	3,904
Less: Amount representing interest (a)	(24,371)	(25,667)	(1,422)	(2,181)	(255)
Total	$134,100	$61,063	$28,056	$14,351	$3,649

(a)	Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes the unamortized discount on the convertible debt.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of June 30, 2017. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In accordance with these standards, the Company presently consolidates six funds for which it acts as the general partner and investment manager. As of June 30, 2017 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Caerus Select Fund LP ("Caerus LP") (between May 1, 2016 through March 1, 2017 when the fund was liquidated), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk of that instrument. For additional information regarding the use of unobservable inputs to fair value assets and liabilities see Note 7 in the accompanying condensed consolidated Financial Statement in Part 1 Item 1.
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
Revenue recognition
The Company's principal sources of revenue are derived from two segments: an investment management segment and a broker-dealer segment, as more fully described below.
Our investment management segment generates revenue through three principal sources: management fees, incentive income and investment income from the Company's own capital.
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
Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Private Funds. Management fees for the Company's private funds are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income.

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

•	Cowen Trading Strategies. Advisory fees for the Company's corporate finance advisory business are typically paid quarterly based on assets under management but generally subject to a minimum fee.
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for private funds (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Several general partners of the funds are owned jointly by the

Company and third parties. Accordingly, the incentive fees generated by these funds are split between the Company and these third parties. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
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

•
Commissions. Commission revenue includes fees from executing and clearing client transactions and commission sharing arrangements. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. The costs of commission recapture arrangements are recorded on an accrual basis for each eligible trade and shown net of commission revenue.

•
Principal transactions. Principal transactions revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity and fixed income securities, trading of convertible securities, and trading gains and losses on inventory and other Company positions, which include warrants previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients by buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

•
Equity and credit research fees. Equity and credit research fees are paid to the Company for providing equity and credit research. Revenue is recognized once an arrangement exists, access to research has been provided, the fee amount is fixed or determinable, and collection is reasonably assured.

•
Trade conversion revenue. Trade conversion revenue includes the fee earned from converting foreign securities into an American Depository Receipt (“ADR”) and the fee earned from converting an ADR into foreign securities on behalf of customers, and margins earned from facilitating customer foreign exchange transactions. Trade conversion revenue is recognized on a trade date basis.

Investment Income
Investment income earned by the investment management and broker-dealer segments are earned from investing the Company's capital in various strategies and from investments in private capital raising transactions of its investment banking clients.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 16 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2017 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2017.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and six months ended June 30, 2017, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2017.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2017.
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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended June 30, 2017.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Convergex Execution Solutions LLC, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Convergex Execution Solutions LLC, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. The Company intends to petition the United States Supreme Court for a writ of certiorari in September 2017 requesting review of the decision of the Court of Appeals. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari to the U.S. Supreme Court. The Company expects the U.S. Supreme Court to make a decision on whether to grant the writ of certiorari in the fourth quarter of 2017 or first quarter of 2018, but we cannot predict when the U.S. Supreme Court will issue a decision. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 as well as those set forth below relating to our recently acquired global clearing business. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
Risks Related to Our Broker-Dealer Business
We are subject to potential losses and default risks as a result of our clearing and execution activities.
As a clearing member firm providing services to certain of our brokerage customers, we are ultimately responsible for their financial performance in connection with various securities transactions. Our clearing operations require a commitment of our capital and involve risks of losses due to the potential failure of our customers to perform their obligations under these transactions. We are required to finance customers’ unsettled positions from time to time, and we could be held responsible for the defaults of those customers. If customers default on their obligations, we remain financially liable for such obligations, and while some of these obligations may be collateralized, we are still subject to market risk in the liquidation of customer collateral to satisfy those obligations. While we have risk management procedures designed to mitigate certain risks, there can be no assurance that our risk management procedures will be adequate. Although we regularly review our credit exposure to customers, default risk may arise from events or circumstances that may be difficult to detect or foresee. Default by our customers may also give rise to the Company incurring penalties imposed by execution venues, regulatory authorities and clearing and settlement organizations. Any liability arising from clearing operations could have a material adverse effect on our business, financial condition and results of operations.
We are also exposed to credit risk from third parties that owe us money, securities or other obligations, including our trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, and we could be held responsible for such defaults. In addition, customer trading errors may cause us to incur financial losses, which customers may be unable or unwilling to cover. Volatile securities markets, credit markets and regulatory changes may increase our exposure to our customers’ and counterparties’ credit profiles, which could adversely affect our financial condition and operating results. Our review of the credit risk of customers and trading counterparties may not be adequate to provide sufficient protection from these risks.
Our securities business and related clearing operations expose us to material liquidity risk.
We may be required to provide considerable additional funds with clearing and settlement organizations of which we are members, such as the National Securities Clearing Corporation or Depository Trust and Clearing Corporation in the U.S., especially during periods of high market volatility. In addition, regulatory agencies have recently required these clearing and settlement organizations to increase the level of margin deposit requirements, and they may continue to do so in the future. We rely on our excess cash, certain established credit facilities and the use of outsourced clearing arrangements to meet or reduce these demands. While we have historically met requests for additional margin deposits, there is no guarantee that our excess cash and our established credit facilities and clearing arrangements will be sufficient for future needs, particularly if there is an increase in requirements. There is also no guarantee that these established credit facilities will be extended beyond their expiration.
As a clearing member firm of securities clearing houses in the U.S., we are also exposed to clearing member credit risk. Securities clearing houses require member firms to deposit cash and/or government securities to a clearing fund. If a clearing member defaults in its obligations to the clearing house in an amount larger than its own margin and clearing fund deposits, the shortfall is absorbed pro rata from the deposits of the other clearing members. The clearing houses of which we are members also have the authority to assess their members for additional funds if the clearing fund is depleted. A large clearing member default could result in a substantial cost to us if we are required to pay such assessments.
In certain jurisdictions we are dependent on third-party clearing agents and any failures by such clearing agents could materially impact our business and operating results.
In certain jurisdictions we are dependent on agents for the clearing and settlement of securities transactions. If our agents fail to properly facilitate the clearing and settlement of our customer trades, we could be subject to financial, legal and regulatory risks and costs that may impact our business and operating results. In addition, it could cause our clients to reduce or cease their trading with us, which would adversely affect our revenues and financial results.
Moreover, certain of our agreements with clearing agents may be terminated upon short notice. There is no guarantee that we could obtain alternative services in a timely manner and any interruption of the normal course of our trading and clearing operations could have a material impact on our business and results of operations.
Our clearing and execution operations are global and international market events could materially adversely impact our financial results.
Because we offer brokerage products and services on a global basis, our revenues derived from non-U.S. operations are subject to risk of loss from social or political instability, changes in government policies or policies of central banks, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative and political developments in such non-U.S. jurisdictions. Revenues from the trading of non-U.S. securities may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations on our results could be magnified because generally non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

Decreases in equity trading activity by active fund managers and declining securities prices could harm our business and profitability.
Declines in the trading activity of active fund managers generally result in lower revenues from our brokerage products and services. In addition, securities’ price declines adversely affect our trading commissions outside North America, which are based on the value of transactions. The demand for our brokerage products and services is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in all of the foreign markets we serve. Significant flows of investments out of actively‑managed equity funds has curtailed their trading activity, which has weighed on our buy‑side trading volumes and the use of some of our higher value services. Volatility levels also impact the amount of trading activity. Sustained periods of low volatility can result in lower levels of trading activity. In addition, trading activity tends to decline in periods following extreme levels of volatility.
The U.K. electorate voted in favor of a U.K. exit from the E.U. in a referendum, which could adversely impact our business, results of operations and financial condition.
The U.K. has voted in an advisory referendum to leave the European Union (commonly referred to as “Brexit”) and at the end of March 2017 the U.K. provided formal notice of withdrawal to the E.U. Under the process for withdrawing from the E.U. contemplated in the Treaty on European Union, the U.K. will remain a member state until a withdrawal agreement is entered into or, if later (and no extension is agreed), two years following the date notification of the U.K.’s intention to withdraw was provided to the E.U. The effects of Brexit on us will depend on any agreements the U.K. makes to retain access to E.U. markets (including for financial services) either during a transitional period or more permanently.   Brexit is expected to significantly affect the fiscal, monetary and regulatory landscape in the U.K., and could have a material impact on its economy and the future growth of its various industries, including the financial services industry in which we operate.
We conduct business in Europe primarily through our U.K. subsidiaries. Depending on the terms of Brexit, we could face new regulatory costs and challenges. For instance, our U.K. subsidiaries may not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market.  If this occurred, we may need to establish one or more new regulated subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U.
Changes to U.K. immigration policy could likewise occur as a result of Brexit. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any such new laws and regulations in the U.K. may be difficult and/or costly to implement.
Although it is not possible at this point in time to predict the effects of an exit of the U.K. from the E.U., any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations. In addition, Brexit may impact our ability to comply with the extensive government regulation to which we are subject.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2017, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $138.3 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended June 30, 2017, the Company did not repurchase any shares of Cowen Class A stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended June 30, 2017. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 4 (April 1, 2017 – April 30, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	5,324	$13.49	—	—
Total	5,324	$13.49

Month 5 (May 1, 2017 – May 31, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	337,798	$15.00	—	—
Total	337,798	$15.00

Month 6 (June 1, 2017 – June 30, 2017)
Common stock repurchases(1)		$—		20,916,234
Employee transactions(2)	111,029	$15.19	—	—
Total	111,029	$15.19

Total (April 1, 2017 – June 30, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	454,151	$15.03	—	—
Total	454,151	$15.03	—

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $138.3 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN INC.
		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	August 7, 2017	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
2.1
Securities Purchase Agreement, dated as of April 2, 2017, by and among Convergex Holdings LLC, Convergex Group, LLC, GTCR Convergex Holdings LLC, Cowen CV Acquisition LLC and Cowen Group, Inc. (previously filed as Exhibit 2.1 to the Form 8-K filed on April 6, 2017)

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on May 16, 2017)
3.2	Amended and Restated By-Laws of Cowen Inc. (f/k/a Cowen Group, Inc.) (previously filed as Exhibit 3.1 to the Form 8-K filed on August 3, 2017).
10.1
Amendment No. 1 to the Stock Purchase Agreement by and between Shanghai Huaxin Group (HongKong) Limited, a Hong Kong company, and Cowen Inc. (f/k/a Cowen Group, Inc.) dated as of July 31, 2017 (previously filed as Exhibit 10.1 to the Form 8-K filed on August 3, 2017).

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