Form 10-Q
period 2017-09-30
COWEN INC.
filed 2017-10-30
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
As of October 27, 2017, there were 31,087,677 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended September 30, 2017.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2017 and 2016. The Consolidated Financial Statements as of December 31, 2016 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
Assets	As of September 30, 2017	As of December 31, 2016
Cash and cash equivalents	$117,824	$110,990
Cash collateral pledged	16,995	13,342
Segregated cash	140,656	1,024
Securities owned, at fair value	659,772	700,876
Receivable on derivative contracts, at fair value	32,105	22,901
Securities borrowed	371,367	—
Other investments	141,180	157,279
Deposits with clearing organizations, brokers and banks	84,161	8,939
Receivable from brokers, dealers and clearing organizations	247,136	78,898
Receivable from customers, net of allowance of $1,556 and $0 respectively	45,509	—
Fees receivable, net of allowance of $1,648 and $0, respectively	110,954	45,883
Due from related parties	37,407	39,629
Fixed assets, net of accumulated depreciation and amortization of $26,831 and $23,867, respectively	35,817	42,408
Goodwill	60,678	60,678
Intangible assets, net of accumulated amortization of $29,643 and $29,418, respectively	31,705	25,769
Deferred tax asset, net	158,617	165,656
Other assets	75,729	38,406
Consolidated Funds
Cash and cash equivalents	11,156	17,761
Securities owned, at fair value	117,630	79,237
Receivable on derivative contracts, at fair value	1,042	893
Other investments	401,348	401,465
Receivable from brokers	8,334	5,978
Other assets	289	511
Total Assets	$2,907,411	$2,018,523
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$305,267	$266,090
Payable for derivative contracts, at fair value	26,317	20,762
Securities loaned	414,957	—
Payables to brokers, dealers and clearing organizations	156,103	210,309
Payable to customers	202,727	—
Commission management payable	77,851	3,590
Compensation payable	102,508	98,084
Notes payable and other debt	101,267	77,030
Convertible debt	136,189	130,029
Fees payable	11,493	3,272
Due to related parties	567	573
Accounts payable, accrued expenses and other liabilities	103,036	47,525
Consolidated Funds
Securities sold, not yet purchased, at fair value	—	883
Payable for derivative contracts, at fair value	1,747	572
Payable to brokers	1,411	3,700
Contributions received in advance	—	2,000
Capital withdrawals payable	580	1,408
Accounts payable, accrued expenses and other liabilities	214	841
Total Liabilities	1,642,234	866,668

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of September 30, 2017	As of December 31, 2016
(continued)
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests	421,661	379,205

Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of September 30, 2017 (aggregate liquidation preference of $120,750,000) and 120,750 shares issued and outstanding as of as of December 31, 2016 (aggregate liquidation preference of $120,750,000), respectively	1	1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 41,689,987 shares issued and 31,087,458 outstanding as of September 30, 2017 and 36,542,091 shares issued and 26,731,289 outstanding as of December 31, 2016, respectively (including 191,962 and 162,176 restricted shares, respectively)	324	292
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	1,000,923	928,646
(Accumulated deficit) retained earnings	7,554	(2,442)
Accumulated other comprehensive income (loss)	(8)	(2)
Less: Class A common stock held in treasury, at cost, 10,602,529 and 9,810,802 shares, respectively	(165,278)	(153,845)
Total Stockholders' Equity	843,516	772,650
Total Liabilities and Stockholders' Equity	$2,907,411	$2,018,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (dollars in thousands, except per share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Investment banking	$57,383	$36,722	$158,082	$98,156
Brokerage	84,220	49,605	198,599	147,640
Management fees	8,223	10,272	25,587	31,951
Incentive income	1,945	1,284	6,217	2,823
Interest and dividends	14,318	3,906	27,324	11,664
Reimbursement from affiliates	484	2,140	2,631	8,268
Aircraft lease revenue	934	1,089	3,036	3,071
Reinsurance premiums	7,186	8,905	21,957	23,243
Other revenues	3,402	16,207	6,147	17,940
Consolidated Funds
Interest and dividends	871	904	4,253	3,518
Other revenues	(136)	(7)	498	1,023
Total revenues	178,830	131,027	454,331	349,297
Expenses
Employee compensation and benefits	103,282	98,501	282,066	217,309
Floor brokerage and trade execution	25,817	8,224	48,218	23,887
Interest and dividends	15,132	7,612	37,273	21,866
Professional, advisory and other fees	7,001	5,305	23,344	16,585
Service fees	3,983	2,075	9,927	6,334
Communications	6,423	4,619	17,186	13,287
Occupancy and equipment	9,656	8,033	25,252	23,911
Depreciation and amortization	3,452	3,174	9,612	9,654
Client services and business development	5,551	6,349	20,505	20,335
Reinsurance claims, commissions and amortization of deferred acquisition costs	7,157	8,595	20,610	20,924
Restructuring costs	222	—	8,763	—
Other expenses	4,960	3,303	12,550	11,404
Consolidated Funds
Interest and dividends	1,234	1,665	7,325	4,292
Professional, advisory and other fees	205	337	901	959
Floor brokerage and trade execution	64	173	278	306
Other expenses	209	294	919	871
Total expenses	194,348	158,259	524,729	391,924
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	18,326	26,153	63,101	9,123
Bargain purchase gain, net of tax	—	—	7,946	—
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	9,073	19,755	48,154	(6,543)
Net realized and unrealized gains (losses) on derivatives	220	5,368	5,405	13,525
Net gains (losses) on foreign currency transactions	8	(26)	(299)	72
Total other income (loss)	27,627	51,250	124,307	16,177
Income (loss) before income taxes	12,109	24,018	53,909	(26,450)
Income tax expense (benefit)	2,281	8,759	3,407	(6,553)
Net income (loss)	9,828	15,259	50,502	(19,897)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	5,162	18,478	35,412	(2,524)
Net income (loss) attributable to Cowen Inc.	4,666	(3,219)	15,090	(17,373)
Preferred stock dividends	1,698	1,698	5,094	5,094
Net income (loss) attributable to Cowen Inc. common stockholders	$2,968	$(4,917)	$9,996	$(22,467)

(continued)
Weighted average common shares outstanding:
Basic (a)	31,271	26,993	29,004	26,818
Diluted (a)	32,246	26,993	30,011	26,818
Earnings (loss) per share:
Basic (a)	$0.09	$(0.18)	$0.34	$(0.84)
Diluted (a)	$0.09	$(0.18)	$0.33	$(0.84)
(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Net income (loss)		$9,828		$15,259		$50,502		$(19,897)
Other comprehensive income (loss), net of tax:
Foreign currency translation	—		2		(6)		(3)
Total other comprehensive income (loss), net of tax		—		2		(6)		(3)
Comprehensive income (loss)		$9,828		$15,261		$50,496		$(19,900)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2016	26,731,289	$292	120,750	$1	$(153,845)	$928,646	$(2)	$(2,442)	$772,650	$379,205
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	15,090	15,090	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	35,412
Foreign currency translation	—	—	—	—	—	—	(6)	—	(6)	—
Capital contributions	—	—	—	—	—	—	—	—	—	60,322
Capital withdrawals	—	—	—	—	—	—	—	—	—	(53,278)
Common stock issuance upon acquisition (See Note 2)	3,162,278	32	—	—	—	47,575	—	—	47,607	—
Restricted stock awards issued	1,985,618	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(791,727)	—	—	—	(11,433)	—	—	—	(11,433)	—
Preferred stock dividends (See Note 18)	—	—	—	—	—	—	—	(5,094)	(5,094)	—
Amortization of share based compensation	—	—	—	—	—	24,702	—	—	24,702	—
Balance, September 30, 2017	31,087,458	$324	120,750	$1	$(165,278)	$1,000,923	$(8)	$7,554	$843,516	$421,661

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2015	26,401,163	$292	120,750	$1	$(137,356)	$903,429	$—	$23,627	$789,993	$186,911
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	(17,373)	(17,373)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds										(2,524)
Foreign currency translation	—	—	—	—	—	—	(3)	—	(3)	—
Capital contributions	—	—	—	—	—	—	—	—	—	236,720
Capital withdrawals	—	—	—	—	—	—	—	—	—	(16,182)
Deconsolidation of entities	—	—	—	—	—	—	—	—	—	(73,042)
Restricted stock awards issued	1,502,859	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,075,484)	—	—	—	(14,807)	—	—	—	(14,807)	—
Preferred stock dividends (See Note 18)	—	—	—	—	—	—	—	(5,094)	(5,094)	—
Income tax effect from share based compensation	—	—	—	—	—	(763)	—	—	(763)	—
Amortization of share based compensation	—	—	—	—	—	19,271	—	—	19,271	—
Balance, September 30, 2016	26,828,538	$292	120,750	$1	$(152,163)	$921,937	$(3)	$1,160	$771,224	$331,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$50,502	$(19,897)
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	(7,946)	—
Depreciation and amortization	9,612	9,654
Net gain on sale of divested business	—	(15,638)
Amortization of debt issuance costs	936	894
Amortization of debt discount	5,601	5,107
Tax benefit (expense) from share-based payment arrangements	—	(764)
Share-based compensation	24,702	19,271
Deferred tax benefit	7,039	(6,913)
Deferred rent obligations	(1,503)	(634)
Net loss (gain) on disposal of fixed assets	(2,362)	—
Contingent liability adjustment	—	2,139
Purchases of securities owned, at fair value	(3,442,431)	(3,050,670)
Proceeds from sales of securities owned, at fair value	3,620,347	3,173,147
Proceeds from sales of securities sold, not yet purchased, at fair value	1,809,863	2,343,063
Payments to cover securities sold, not yet purchased, at fair value	(1,799,136)	(2,442,968)
Net (gains) losses on securities, derivatives and other investments	(76,325)	(23,706)
Consolidated Funds
Purchases of securities owned, at fair value	(261,863)	(60,187)
Proceeds from sales of securities owned, at fair value	241,307	27,010
Proceeds from sales of securities sold, not yet purchased, at fair value	217	2,226
Payments to cover securities sold, not yet purchased, at fair value	(899)	(1,098)
Purchases of other investments	(26,206)	(221,897)
Proceeds from sales of other investments	51,709	14,086
Net realized and unrealized (gains) losses on investments and other transactions	(43,423)	(4,505)
(Increase) decrease in operating assets:
Cash acquired through acquisition	31,780	—
Cash collateral pledged	(3,653)	(3,698)
Segregated Cash	(11,825)	145
Securities owned, at fair value, held at broker-dealer	(58,126)	(26,048)
Receivable on derivative contracts, at fair value	(9,204)	12,191
Securities borrowed	(113,046)	—
Deposits with clearing organizations, brokers and banks	(22,625)	(1,941)
Receivable from brokers, dealers and clearing organizations	(105,255)	42,067
Receivable from customers, net of allowance	(2,040)	—
Fees receivable, net of allowance	(28,839)	(12,536)
Due from related parties	2,222	6,914
Other assets	(31,415)	(23,446)
Consolidated Funds
Cash and cash equivalents	6,605	3,564
Receivable on derivative contracts, at fair value	(149)	(429)
Receivable from brokers	(2,356)	(5,333)
Other assets	222	(336)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	(100)	21,954
Payable for derivative contracts, at fair value	5,555	(4,162)
Securities loaned	128,598	—
Payable to brokers, dealers and clearing organizations	(128,490)	(4,573)
Payable to customers	190,926	—
Commission management payable	(8,457)	385
Compensation payable	(38,092)	(99,217)
Fees payable	2,807	999
Due to related parties	(6)	(72)

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Nine Months Ended September 30,
	2017	2016
(continued)
Accounts payable, accrued expenses and other liabilities	19,109	3,478
Consolidated Funds
Contributions received in advance	(2,000)	(850)
Payable to brokers	(2,289)	3,131
Payable for derivative contracts, at fair value	1,175	276
Due to related parties	(189)	264
Accounts payable, accrued expenses and other liabilities	(438)	286
Net cash provided by / (used in) operating activities	$(19,854)	$(339,267)
Cash flows from investing activities:
Purchases of other investments	$(72,834)	$(25,689)
Purchase of business (Note 2)	(54,017)	(6,258)
Proceeds from sales of other investments	118,130	29,814
Proceeds from loans held for investment	3,200	41,600
Proceeds from divested business, net of cash divested	—	17,303
Purchase of fixed assets	(3,056)	(14,913)
Sale of fixed assets	7,850	—
Net cash provided by / (used in) investing activities	(727)	41,857
Cash flows from financing activities:
Borrowings on notes and other debt	31,737	30,638
Repayments on notes and other debt	(8,845)	(28,345)
Income tax effect from share-based payment arrangements	—	(764)
Purchase of treasury stock	—	(6,014)
Cash paid to acquire net assets (contingent liability payment)	(393)	(2,358)
Capital withdrawals to redeemable non-controlling interests in operating entities	(4,628)	(6,995)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	60,322	236,720
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(50,778)	(6,887)
Net cash provided by / (used in) financing activities	27,415	215,995
Change in cash and cash equivalents	6,834	(81,415)
Total cash beginning of period	110,990	157,232
Total cash at end of period	117,824	75,817

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 18)	$11,433	$8,793
Preferred stock dividends declared (See Note 18)	$5,094	$5,094
Net assets (liabilities) acquired upon acquisition (net of cash) (See Note 2)	$10,220	$—
Common stock issuance upon close of acquisition (see Note 2)	$47,607	$—
Notes payable increase through asset acquisition	$—	$7,164
Net assets of deconsolidated entities	$—	$73,042
Conversion of redeemable non-controlling interest to loan receivable	$1,299	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Business
Cowen Inc. (formerly Cowen Group, Inc.), a Delaware corporation formed in 2009, is a diversified financial services firm which, together with its consolidated subsidiaries (collectively, “Cowen,” or the “Company”), operates through its two business segments: investment management and broker-dealer. The Company's investment management segment, includes private investment funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles. The Company's broker-dealer segment offers investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. The Company's primary target sectors are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation.
On December 5, 2016, the Company effected a one-for-four reverse stock split of the Company's common stock. Except where the context indicates otherwise, all share and per share information has been retroactively adjusted to reflect the reverse stock split.
2. Acquisition
On April 2, 2017, the Company, through its wholly owned subsidiary Cowen CV Acquisition LLC, entered into a securities purchase agreement with, among others, Convergex Holdings LLC to acquire all the outstanding interests in Convergex Group, LLC ("Convergex Group") (subsequently renamed to Cowen Execution Holdco LLC), a provider of agency based execution services and trading technology to middle market institutional investors and broker-dealers. Convergex Group's operations were primarily conducted through two U.S. Securities Exchange Commission ("SEC") registered broker-dealers, Convergex Execution Solutions LLC (subsequently renamed to Cowen Execution Services LLC) ("Cowen Execution") and Westminster Research Associates LLC ("Westminster Research") and also Convergex Limited (subsequently renamed to Cowen Execution Services Limited) ("Cowen Execution Ltd"), which is based in the United Kingdom and regulated by the Financial Conduct Authority ("FCA"). The purchase price was paid approximately 50% in cash and 50% in Cowen Inc. Class A common stock.
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
The acquisition was accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). As such, results of operations for Convergex Group are included in the accompanying condensed consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their fair value as of the acquisition date. Subsequent to the acquisition, the operations of Convergex Group were integrated within the Company's existing businesses.
The Company is currently in the process of finalizing its purchase price allocation of Convergex Group; therefore, the purchase price adjustments as of September 30, 2017 are preliminary and subject to measurement period adjustments. The allocation of the purchase price to the net assets acquired will be finalized as necessary, up to one year after the acquisition's closing date, as the information becomes available.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The table below summarizes the preliminary purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as of June 1, 2017:

(dollars in thousands)
Cash and cash equivalents	$31,780
Segregated cash	127,807
Securities owned, at fair value	3,417
Securities borrowed	258,321
Deposits from clearing organizations	52,596
Receivable from brokers	62,983
Receivable from customers	43,469
Fees receivable	36,232
Fixed assets, net	1,325
Intangible assets, net	10,270
Other assets	7,528
Securities sold, not yet purchased, at fair value	(71)
Securities loaned	(286,359)
Payable to brokers	(74,284)
Payable to customers	(11,801)
Commission management payable	(82,718)
Compensation payable	(31,083)
Notes payable and other debt	(857)
Fees payable	(5,414)
Accounts payable, accrued expenses and other liabilities	(33,570)
Total identifiable net assets acquired and liabilities assumed	109,571
Goodwill/(Bargain purchase gain)	(13,343)
Total estimated purchase price	$96,228
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Amortization expense for the three and nine months ended September 30, 2017 is $0.6 million and $0.8 million, respectively, and is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2017	$601
2018	1,258
2019	1,239
2020	1,216
2021	1,216
Thereafter	3,938
$9,468
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
In addition to the purchase price consideration, for the three and nine months ended September 30, 2017, the Company has incurred acquisition related expenses of $1.1 million and $5.8 million, respectively, including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the condensed consolidated statements of operations. Subsequent to the acquisition, certain of Convergex Group's businesses were integrated within the broker-dealer businesses of the Company and therefore they are included within their respective line items in the accompanying condensed consolidated statements of operations from June 1, 2017 through September 30, 2017. The following table provides unaudited supplemental pro forma financial information for the nine months ended September 30, 2017 and 2016, as if the acquisition were completed as of January 1, 2016. This supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's financial results would have been had the acquisition been completed on January 1, 2016, nor does it purport to be indicative of any future results.

	Nine Months Ended September 30,
	2017	2016
	(dollars in thousands, except per share data)
	(unaudited)
Revenues	$529,294	$507,029
Net income (loss) attributable to Cowen Inc. stockholders	(7,001)	(39,044)

Net income (loss) per common share:
Basic (a)	$(0.23)	$(1.30)
Diluted (a)	(0.23)	(1.30)
(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and incurred approximately $8.8 million of integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs. During the three months ended September 30, 2017, the Company continued to integrate the businesses acquired through Convergex Group and consolidated certain similar businesses under one legal entity.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
In accordance with these standards, the Company presently consolidates six funds for which it acts as the general partner and investment manager. As of September 30, 2017 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Caerus Select Fund LP ("Caerus LP") (between May 1, 2016 through March 1, 2017 when the fund was liquidated), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") (from December 31, 2015 through July 31, 2017 when the fund was liquidated) and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of September 30, 2017 and December 31, 2016, the total net assets of the consolidated VIEs were $475.5 million and $461.6 million, respectively. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
As of September 30, 2017 the Company holds variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) and Ramius Merger Master Fund Ltd ("Merger Master") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.

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
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the condensed consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying condensed consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), Cowen Execution, Westminster Research, Cowen Execution Services Ltd, ATM Execution LLC ("ATM Execution"), Cowen International Limited ("CIL"), Ramius UK Ltd. ("Ramius UK") and Cowen Prime Services LLC ("Cowen Prime") apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting upon consolidation.

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
Fees and interest received or paid are recorded in interest and dividend income and interest expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in Net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of financial condition. At September 30, 2017, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.

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
Long-term debt is carried at the principal amount borrowed net of any unamortized discount/premium. The discount is accreted to interest expense using the effective interest method over the remaining life of the underlying debt obligations. Accrued but unpaid coupon interest is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. The Company adopted a new accounting pronouncement, during the first quarter of 2016, which reclassified the unamortized debt issuance costs in the Company's previously reported condensed consolidated statements of financial condition from other assets to a direct reduction from the carrying amount of the debt.
i.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties acquired through business combinations in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of September 30, 2017 and December 31, 2016 is $13.5 million and $10.3 million, respectively.
j.    Recently issued accounting pronouncements
In May 2014, the FASB issued guidance which amends and supersedes the revenue recognition requirements and most industry-specific guidance related to revenue recognition and creates a single source of guidance.  The new guidance outlines the principles an entity must apply to measure and recognize revenue and related cash flows.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain non-financial assets. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2017.
The Company has identified its revenues and costs that are within the scope of the new guidance and concluded that the guidance is not applicable to financial instruments, lease and insurance contracts and therefore, will not impact investment income, lease or reinsurance revenue. The Company continues to implement and evaluate the potential impact of the guidance on the consolidated results of operations, related disclosures and internal controls over financial reporting.
For its investment management businesses, the Company expects to recognize performance / incentive fees when such revenue is not subject to significant reversal in the future.  For certain of the funds offered by the Company, primarily the closed ended funds, the Company expects to defer the recognition of performance fees until such fees are no longer subject to reversal or clawback, which will cause a delay in the recognition of these fees as revenue. The Company expects certain of these funds to qualify for the equity method of accounting treatment in line with the conclusions reached by AICPA’s Revenue Recognition Task Force. The Company expects that the placement fees paid to certain placement agents for its capital raising activities will qualify to be capitalized and amortized as part of contract acquisition costs.
The Company does not currently anticipate that its current methods of recognizing investment banking revenues will be materially impacted by the new guidance. The current broker-dealer industry treatment of netting deal expenses with investment banking revenues will change under the new guidance. As a result of adopting of the new guidance, the Company expects that deal expenses will generally be presented on a gross basis in the consolidated statements of operations, resulting in higher revenues and higher non-compensation expenses with no impact on net income.
The Company is closely monitoring the AICPA's industry task forces on broker-dealers and asset management, the AICPA’s Revenue Recognition Working Group and the AICPA’s Financial Reporting Executive Committee as they continue to issue interpretive guidance. The Company will adopt this guidance effective as of January 1, 2018 and anticipates using the modified retrospective approach under which the cumulative effect of applying the standard would be recognized at the date of initial application.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. Cash Collateral Pledged
As of September 30, 2017 and December 31, 2016, the Company pledged cash collateral in the amount of $6.6 million and $7.8 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has pledged as collateral, $10.4 million, as of September 30, 2017, and $5.5 million, as of December 31, 2016, due between March 2018 and December 2019, for reinsurance agreements (See Note 17).
5. Segregated Cash
As of September 30, 2017 and December 31, 2016, cash segregated in compliance with federal regulations and other restricted deposits of $140.7 million and $1.0 million, respectively, consisted of cash deposited in special bank accounts for the benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers (PAB).
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
As of September 30, 2017 and December 31, 2016, securities owned, at fair value consisted of the following:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Common stocks (b)	$620,779	$669,655
Preferred stock (b)	17,989	15,811
Warrants and rights (b)	9,328	8,335
U.S. Government securities (a)	2,793	3,780
Corporate bonds (d)	2,655	2,477
Convertible bonds (c)	282	250
Trade claims	5,946	562
Mutual funds (b)	—	6
	$659,772	$700,876

(a)
As of September 30, 2017, maturities ranged from December 2017 to June 2018 with an interest rate of 0%. As of December 31, 2016, maturities ranged from February 2017 to December 2017 with an interest rate of 0%.

(b)
The Company has elected the fair value option for investments in securities of preferred and common stocks with a fair value of $5.5 million and $5.3 million, respectively, at September 30, 2017 and $7.0 million and $5.2 million, respectively, at December 31, 2016. At September 30, 2017, the Company elected the fair value option for investments in warrants and rights with a fair value of $1.9 million. At December 31, 2016 the Company elected the fair value option for investments in mutual funds with a fair value of $0.1 million.

(c)	As of September 30, 2017, maturities ranged from February 2018 to March 2018 and interest rates ranged from 5% to 12%. As of December 31, 2016, the maturity was March 2018 with an interest rate of 8%.

(d)
As of September 30, 2017, maturities ranged from April 2019 to October 2042 and interest rates ranged from 0.00% to 10.75%. As of December 31, 2016, maturities ranged from January 2017 to January 2036 and interest rates ranged from 6.25% to 13.00%.

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Upon issuance of the Company's cash convertible unsecured senior notes ("Convertible Notes") (See Note 17), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of September 30, 2017 at $10.4 million and is included in payable for derivative contracts in the accompanying condensed consolidated statement of financial condition. Also, on the date of issuance of the Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $10.4 million as of September 30, 2017 and is included in receivable on derivative contracts in the accompanying condensed consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 7,012,196 shares of the Company's Class A common stock and have an initial exercise price of $28.72 per share (share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of September 30, 2017		As of December 31, 2016
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$2,972	$15	$12,421	$104
Currency forwards	$81,288	186	$80,608	592
Swaps	$74,571	4,923	$46,462	468
Options other (a)	284,793	26,757	256,097	21,539
Foreign currency options	$44,201	224	$57,051	198
		$32,105		$22,901
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of September 30, 2017		As of December 31, 2016
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$12,330	$175	$38,345	$642
Currency forwards	$32,443	18	$—	—
Swaps	$75,595	1,693	$9,533	181
Options other (a)	47,564	24,431	23,726	19,939
		$26,317		$20,762
(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of September 30, 2017 and December 31, 2016. This table does not include the impact of over collateralization.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset in the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2017
Receivable on derivative contracts, at fair value	$32,105	$—	$32,105	$—	$5,414	$26,691
Payable for derivative contracts, at fair value	26,317	—	26,317	—	1,710	24,607

As of December 31, 2016
Receivable on derivative contracts, at fair value	22,901	—	22,901	—	1,382	21,519
Payable for derivative contracts, at fair value	20,762	—	20,762	—	181	20,581

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $0.5 million and $(2.8) million for the three months ended September 30, 2017 and 2016, and $(4.9) million and $(10.4) million for the nine months ended September 30, 2017 and 2016, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 17) and exchange traded derivatives, the Company is required to post/receive collateral. As of September 30, 2017 and December 31, 2016, collateral consisting of $17.2 million and $17.1 million of cash, respectively, is included in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations on the accompanying condensed consolidated statements of financial condition. As of September 30, 2017 and December 31, 2016 all derivative contracts were with multiple major financial institutions.
Other investments
As of September 30, 2017 and December 31, 2016, other investments included the following:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Portfolio Funds, at fair value (1)	$98,491	$120,023
Equity method investments (2)	42,370	36,991
Lehman claims, at fair value	319	265
	$141,180	$157,279

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of September 30, 2017 and December 31, 2016, included the following:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$30,461	$27,424
Formation8 Partners Fund I, L.P. (f)	28,450	22,234
RCG Longview Debt Fund V, L.P. (i)(*)	9,788	16,187
HealthCare Royalty Partners LP (a)(*)	4,171	7,147
Eclipse Ventures Fund I, L.P. (g)	3,223	1,790
Lagunita Biosciences, LLC (n)	2,635	1,698
RCG LPP2 PNW5 Co-Invest, L.P. (j)(*)	1,966	3,152
Starboard Leaders Fund LP (e)(*)	1,211	1,231
HealthCare Royalty Partners II LP (a)(*)	1,119	2,091
Quadratic Fund LLC (k) (*)	920	6,729
RCGL 12E13th LLC (i)(*)	257	348
Green Energy Metals Fund, LP (h)	—	6,241
Starboard Partners Fund LP (d)(*)	—	5,067
Orchard Square Partners Credit Fund LP (b)	—	4,327
Other private investment (l)(*)	9,925	8,548
Other affiliated funds (m)(*)	4,365	5,809
	$98,491	$120,023
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
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 57%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and in Surf House Ocean Views Holdings, LLC (which is a joint venture in a real estate development project). The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist private funds and related managed accounts. As part of its equity method investment in operating companies, the Company incurs certain expenses on behalf of its equity method investees. These expenses reflect direct and indirect costs associated with the respective business and are included in their respective line items in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2017 and September 30, 2016, the Company incurred $0.9 million and $1.7 million of these costs, respectively. For the nine months ended September 30, 2017 and September 30, 2016, the Company incurred $3.5 million and $6.8 million of these costs, respectively. The Company recorded no impairment charges in relation to its equity method investments for the nine months ended September 30, 2017 and 2016.
The following table summarizes equity method investments held by the Company:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$14,179	$13,522
Starboard Value LP	15,939	12,501
RCG Longview Debt Fund V Partners, LLC	8,487	7,256
RCG Longview Management, LLC	961	656
HealthCare Royalty GP, LLC	340	583
HealthCare Royalty GP II, LLC	190	354
RCG Longview Debt Fund IV Management, LLC	331	331
HealthCare Royalty GP III, LLC	626	208
RCG Kennedy House, LLC	136	183
RCG Longview Equity Management, LLC	114	114
HealthCare Overflow Fund GP, LLC	76	68
Other	991	1,215
	$42,370	$36,991

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

For the period ended September 30, 2017, one equity method investment has met the significance criteria as defined under Regulation S-X Rule 4-08(g) of the SEC guidance. As such, the Company is presenting the following summarized financial information for the significant investee for the three and nine months ended September 30, 2017 and 2016, and such information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Revenues	$9,734	$24,865	$27,646	$27,592
Expenses	—	—	—	—
Net realized and unrealized gains (losses)	88	116	163	290
Net Income	$9,822	$24,981	$27,809	$27,882
As of September 30, 2017 and December 31, 2016, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $4.1 million and $(0.1) million for the three months ended September 30, 2017 and 2016, and $12.1 million and $16.0 million, for the nine months ended September 30, 2017 and 2016, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of September 30, 2017 and December 31, 2016, securities sold, not yet purchased, at fair value consisted of the following:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Common stocks	$305,022	$263,460
Corporate bonds (a)	59	2,591
Warrants and rights	186	39
	$305,267	$266,090

(a)
As of September 30, 2017, the maturity was January 2026 with an interest rate of 5.55%. As of December 31, 2016, the maturities ranged from April 2021 to January 2036 with interest rates ranged from 5.50% to 6.25%.

Securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount, as of September 30, 2017.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2017
Securities borrowed	$371,367	$—	$371,367	$(12,694)	$358,673	$—	$—
Securities loaned	414,957	—	414,957	(7,251)	407,706	—	—

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of September 30, 2017:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of September 30, 2017
Stocks	$463,022	$—	$—	$—	$463,022
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $4.8 billion and $562.2 million as of September 30, 2017 and $5.3 billion and $997.3 million as of December 31, 2016, respectively. In addition, the maximum exposure relating to these variable interest entities as of September 30, 2017 was $500.3 million, and as of December 31, 2016 was $508.4 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies.

b.	Consolidated Funds
Securities owned, at fair value
As of September 30, 2017 and December 31, 2016, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Preferred stock	$18,943	$37,343
Common stocks	73,341	28,474
U.S. Government securities (a)	21,968	6,994
Corporate bonds (b)	—	4,214
Term Loan	—	2,209
Warrants and rights	3,378	3
	$117,630	$79,237

(a)	As of September 30, 2017, the maturity was November 2017 with an interest rate of 0%. As of December 31, 2016, the maturity was March 2017 with an interest rate of 0%.

(b)	As of December 31, 2016, maturities ranged from October 2017 to June 2038 and interest rates ranged from 0% and 14.37%.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Securities sold, not yet purchased, at fair value
As of September 30, 2017, there were no securities sold, not yet purchased, at fair value. As of December 31, 2016, securities sold, not yet purchased, at fair value, held by the Consolidated Funds consisted of the following:

As of December 31, 2016
(dollars in thousands)
Corporate bonds (a)	$672
Common stocks	211
$883

(a)	As of December 31, 2016, maturities ranged from September 2019 to September 2023 and interest rates ranged from 4.38% to 9.25%.
Receivable on derivative contracts
As of September 30, 2017 and December 31, 2016, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Currency forwards	$3	$18
Equity swaps	809	731
Options	230	144
	$1,042	$893
Payable for derivative contracts
As of September 30, 2017 and December 31, 2016, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Currency forwards	$551	$10
Equity swaps	1,132	495
Options	64	67
	$1,747	$572
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of September 30, 2017 and December 31, 2016, investments in Portfolio Funds, at fair value, included the following:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Investments of Enterprise LP	$98,856	$114,159
Investments of Merger Fund	302,492	281,572
Investments of Caerus LP	—	5,734
	$401,348	$401,465
Consolidated portfolio fund investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $98.9 million and $114.2 million in Enterprise Master as of September 30, 2017 and December 31, 2016, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd's ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $302.5 million and $281.6 million in Merger Master as of September 30, 2017 and December 31, 2016, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
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
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of September 30, 2017 and December 31, 2016, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of September 30, 2017 and none at December 31, 2016.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

Investment's percentage of the Company's equity at September 30, 2017
Issuer	Security Type	Country	Industry	Percentage of Equity	Market Value
					(dollars in thousands)
Linkem	Equity	Italy	Wireless Broadband	6.52%	$55,030
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of September 30, 2017 and December 31, 2016:
Securities owned by Enterprise Master, at fair value

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Preferred stock	$487	$1,581
Common stock	725	835
	$1,212	$2,416
Portfolio Funds, owned by Enterprise Master, at fair value

		As of September 30, 2017	As of December 31, 2016
	Strategy	(dollars in thousands)
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	$103,431	$101,832
RCG Longview Equity Fund, LP*	Real Estate	1,305	4,744
RCG Longview Debt Fund IV, LP*	Real Estate	1,279	1,637
RCG Longview II, LP*	Real Estate	227	836
RCG Renergys, LLC*	Energy	—	1
Other Private Investments	Various	1,061	8,682
Other Real Estate Investments *	Real Estate	—	295
		$107,303	$118,027

*	Affiliates of the Company.
Merger Master
As of September 30, 2017, Merger Master held common stock, securities owned, of $801.2 million and common stock, sold not yet purchased, of $451.7 million. As of December 31, 2016, Merger Master held common stock, securities owned, of $835.7 million and common stock, sold not yet purchased, of $395.5 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of September 30, 2017	As of December 31, 2016
Description	(dollars in thousands)
Options	$4,595	$4,264
Equity swaps	3,012	255
Currency forwards	82	—
	$7,689	$4,519
Payable for derivative contracts, at fair value, owned by Merger Master

	As of September 30, 2017	As of December 31, 2016
Description	(dollars in thousands)
Options	$861	$2,285
Equity swaps	3,540	123
	$4,401	$2,408
Caerus Master
As of December 31, 2016, Caerus Master held common stock, of $3.2 million and common stock, sold not yet purchased, of $2.6 million.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2017 and December 31, 2016:

	Assets at Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$2,793	$—	$—	$2,793
Preferred stock	—	—	17,989	17,989
Common stocks	602,781	5,908	12,090	620,779
Convertible bonds	—	—	282	282
Corporate bonds	—	2,655	—	2,655
Trade claims	—	—	5,946	5,946
Warrants and rights	6,932	—	2,396	9,328
Receivable on derivative contracts, at fair value
Futures	15	—	—	15
Currency forwards	—	186	—	186
Swaps	—	4,923	—	4,923
Options	16,398	224	10,359	26,981
Other investments
Lehman claim	—	—	319	319
Consolidated Funds
Securities owned
US Government securities	21,968	—	—	21,968
Preferred stock	—	—	18,943	18,943
Common stocks	54,261	19,080	—	73,341
Warrants and rights	—	—	3,378	3,378
Receivable on derivative contracts, at fair value
Currency forwards	—	3	—	3
Equity swaps	—	809	—	809
Options	230	—	—	230
	$705,378	$33,788	$71,702	$810,868
Percentage of total assets measured at fair value	87.0%	4.2%	8.8%
Portfolio funds measured at net asset value (a)				98,491
Consolidated funds' portfolio funds measured at net asset value (a)				401,348
Equity method investments				42,370
Total investments				$1,353,077

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stocks	$305,022	$—	$—	$305,022
Corporate bonds	—	59	—	59
Warrants and rights	186	—	—	186
Payable for derivative contracts, at fair value
Futures	175	—	—	175
Currency forwards	—	18	—	18
Swaps	—	1,693	—	1,693
Options	14,072	—	10,359	24,431
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	5,049	5,049
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	551	—	551
Options	64	—	—	64
Equity swaps	—	1,132	—	1,132
	$319,519	$3,453	$15,408	$338,380
Percentage of total liabilities measured at fair value	94.4%	1.0%	4.6%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the third and fourth quarter of 2015 and the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 2018, December 2020, and June 2018, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of September 30, 2017 can range from $0.1 million to $15.0 million.

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
The following table includes a rollforward of the amounts for the three and nine months ended September 30, 2017 and 2016, for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2017
	Balance at June 30, 2017	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2017	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$18,576	$—	$—	$—	$—	$(587)	$17,989	$(587)
Common stocks	10,588	—	—	3,151	(1,946)	297	12,090	297
Convertible bonds	282	—	—	250	—	(250)	282	—
Options, asset	9,860	—	—	—	—	499	10,359	499
Options, liability	9,860	—	—	—	—	499	10,359	499
Warrants and rights	3,409	—	—	—	—	(1,013)	2,396	187
Trade claims	4,648	—	—	1,925	(630)	3	5,946	3
Lehman claim	309	—	—	—	—	10	319	10
Contingent consideration liability	5,174	—	—	—	(125)	—	5,049	—
Consolidated Funds
Preferred stock	18,224	—	—	467	—	252	18,943	252
Common stocks	848	—	—	—	(848)	—	—	—
Warrants and rights	3,369	—	—	—	—	9	3,378	9
Term Loan	202	—	—	—	(200)	(2)	—	—

	Three Months Ended September 30, 2016
	Balance at June 30, 2016	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2016	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$13,242	$—	$—		$250	$—	$(528)	$12,964	$(508)
Common stocks	5,927	—	—		3,716	—	719	10,362	458
Convertible bonds	250	—	—		—	—	—	250	—
Corporate bonds	319	—	—		—	(179)	80	220	45
Options, asset	8,547	—	—		—	—	4,414	12,961	4,414
Options, liability	8,547	—	—		—	—	4,414	12,961	4,414
Warrants and rights	3,303	—	—		—	—	254	3,557	252
Lehman claim	270	—	—		—	—	13	283	13
Contingent consideration liability	7,197	—	—		—	—	4	7,201	4
Consolidated Funds
Preferred Stock	41,000	—	(7,000)	(a)	467	—	2,424	36,891	2,424
Warrants and rights	—	—	—		—	—	3	3	3

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2017
	Balance at December 31, 2016	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2017	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$15,811	$—		$(3,472)	(a)	$9,000	$(31)	$(3,319)	$17,989	$(1,006)
Common stocks	10,121	—		—		3,182	(2,121)	908	12,090	908
Convertible bonds	250	—		—		282	—	(250)	282	—
Options, asset	14,753	—		—		—	—	(4,394)	10,359	(4,394)
Options, liability	14,753	—		—		—	—	(4,394)	10,359	(4,394)
Warrants and rights	3,719	3,192	(b) (d)	—		—	(4,367)	(148)	2,396	510
Trade claims	562	—		—		5,865	(700)	219	5,946	198
Lehman claim	265	—		—		—	—	54	319	54
Contingent consideration liability	5,997	—		—		—	(392)	(556)	5,049	(556)
Consolidated Funds
Preferred stock	36,928	—		(13,668)	(a)	467	(11,853)	7,069	18,943	2,958
Common stocks	295	—		—		476	(848)	77	—	—
Warrants and rights	3	—		—		—	—	3,375	3,378	3,375
Term Loan	657	—		—		202	(1,021)	162	—	—

	Nine Months Ended September 30, 2016
	Balance at December 31, 2015	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2016	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,872	$—	$(1,000)	(c)	$450	$(218)	$860	$12,964	$452
Common stocks	2,278	—	—		5,210	(135)	3,009	10,362	2,750
Convertible bonds	819	—	—		—	(569)	—	250	—
Corporate bond	—	—	—		279	(179)	120	220	85
Options, asset	18,194	—	—		—	—	(5,233)	12,961	(5,233)
Options, liability	18,194	—	—		—	—	(5,233)	12,961	(5,233)
Warrants and rights	2,572	—	—		1,914	(817)	(112)	3,557	(87)
Lehman claim	299	—	—		—	—	(16)	283	(16)
Contingent consideration liability	6,158	—	—		2,397	(3,493)	2,139	7,201	2,139
Consolidated Funds
Preferred stock	32,000	—	(11,000)	(a)	13,467	—	2,424	36,891	2,424
Warrants and rights	—	—	—		—	—	3	3	3
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
During the nine months ended September 30, 2017 and 2016, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of September 30, 2017 and December 31, 2016 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2017	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$3,447	Guideline companies/transaction price discounted cash flow	Market multiples Discount rate	4.8x to 9.3x 9.5%
Trade claims	70	Discounted cash flows	Discount rate	20%
Warrants and rights	2,395	Model based Discounted cash flows	Volatility Discount rate	53% to 60% (weighted average 55%) 22%
Options	10,359	Option pricing models	Volatility	30%
Other level 3 assets (a)	55,431
Total level 3 assets	71,702
Level 3 Liabilities
Options	10,359	Option pricing models	Volatility	30%
Contingent consideration liability	5,049	Discounted cash flows	Projected cash flow and discount rate	7% - 24% (weighted average 22%)
Total level 3 liabilities	$15,408

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2016	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$10,917	Guideline companies/transaction price Option pricing method, discounted cash flow	Volatility Market multiples Discount rate	37% 0.8x to 9.3x 9.5% to 10%
Trade claims	520	Discounted cash flows	Market multiples Discount rate	6x 20%
Warrants and rights	3,719	Model based	Volatility	30% to 85% (weighted average 73%)
Options	14,753	Option pricing models	Volatility	40%
Other level 3 assets (a)	53,455
Total level 3 assets	83,364
Level 3 Liabilities
Options	14,753	Option pricing models	Volatility	40%
Contingent consideration liability	5,997	Discounted cash flows	Projected cash flow and discount rate	8% - 25% (weighted average 23%)
Total level 3 liabilities	$20,750

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.

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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at September 30, 2017 and December 31, 2016, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

	September 30, 2017				December 31, 2016				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$117,824		$117,824		$110,990		$110,990		Level 1
Cash collateral pledged	16,995		16,995		13,342		13,342		Level 2
Segregated cash	140,656		140,656		1,024		1,024		Level 1
Securities borrowed	371,367		358,673		—		—		Level 2
Loans receivable	23,007		23,007	(d)	31,088		31,088	(d)	Level 3
Consolidated funds
Cash and cash equivalents	11,156		11,156		17,761		17,761		Level 1
Financial Liabilities
Securities loaned	414,957		407,706		—		—		Level 2
Convertible debt	136,189	(a)	157,522	(b)	130,029	(a)	149,545	(b)	Level 2
Notes payable and other debt	101,267		107,119	(c)	77,030		80,817	(c)	Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $12.2 million and $17.8 million as of September 30, 2017 and December 31, 2016.

(b)	The convertible debt includes the conversion option and is based on the last broker quote available.

(c)	Notes payable and other debt are based on the last broker quote available.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(d)	The fair market value of level 3 loans is calculated using discounted cash flows.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company’s cash and securities balances. As of September 30, 2017 and December 31, 2016, the Company had a total of $84.2 million and $8.9 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company’s activities, if such losses were to occur.
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
As of September 30, 2017 and December 31, 2016, amounts receivable from brokers, dealers and clearing organizations include:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Broker-dealers	$199,747	$78,898
Securities failed to deliver	33,877	—
Clearing organizations	9,671	—
Stock borrow interest receivable	3,841	—
	$247,136	$78,898
As of September 30, 2017 and December 31, 2016, amounts payable to brokers, dealers and clearing organizations include:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Broker-dealers	$118,568	$210,309
Securities failed to receive	26,315	—
Clearing organizations	9,000	—
Stock loan interest payable	2,220	—
	$156,103	$210,309
10. Receivable From and Payable to Customers
As of September 30, 2017, receivable from customers of $45.5 million consists of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from the prepayment of a Commission Sharing Agreement (“CSA”), net of an allowance for doubtful accounts. A prepaid CSA is established for research-related disbursements in advance of anticipated customer commission volumes. Such receivables may not be evidenced by contractual obligations.
As of September 30, 2017, payable to customers of $202.7 million include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by CIL are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, CIL has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Commission Management Payable
The Company receives a gross commission from various clearing brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

recapture payable of $77.9 million as of September 30, 2017 and $3.6 million as of December 31, 2016 are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.
12. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$5,766	$7,638
Consolidated Funds	415,895	371,567
	$421,661	$379,205

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)		(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$(266)	$1,433	$1,457	$2,880
Consolidated Funds	5,428	17,045	33,955	(5,404)
	$5,162	$18,478	$35,412	$(2,524)
13. Reinsurance
The Company’s wholly-owned Luxembourg subsidiary, Hollenfels Re SA (“Hollenfels”) provides reinsurance to third party insurance and reinsurance companies. As Hollenfels started its operations during 2016, all claims it experienced (reported or not reported) were from the 2016 and 2017 accident years. During the three and nine months ended September 30, 2017, Hollenfels’s share of incurred and paid claims, as reported to it by the underlying insurance and reinsurance companies, amounted to $1.5 million and $2.6 million, respectively. During the same period, Hollenfels’s share of claims incurred but not reported plus expected development on reported claims totaled $1.7 million and $3.8 million, respectively. Hollenfels generally employs an estimation methodology whereby historical average claims ratios over a period of 5 or 10 years, based on availability of data, are utilized. In cases where an event may have occurred that could give rise to claims in excess of the amount calculated using the above-mentioned methodology, then actuarial methods are used to calculate the impact of such an event. During the quarter, Hollenfels did not change its methodology for determining claim liability or claim adjustment expenses and calculated them using the above-mentioned methods.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. This is because certain contracts Hollenfels has written are on a quota-share basis while the other policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three and nine months ended September 30, 2017.
14. Share-Based and Deferred Compensation and Employee Ownership Plans
On December 5, 2016, the Company effected a one-for-four reverse stock split of the Company's class A and class B common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius Capital Group LLC and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of September 30, 2017, there were approximately 0.1 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $24.1 million of deferred cash awards to its employees during the three and nine months ended September 30, 2017. These awards vest over a four year period and accrue interest at 0.70% per

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

year. As of September 30, 2017, the Company had unrecognized compensation expense related to the 2010 Equity Plan deferred cash awards of $40.2 million.
Subsequent to the acquisition of Convergex Group (see Note 2) the Company maintained the Convergex Nonqualified Deferred Compensation Plan, which is a deferred cash award plan that is expensed over the 27 month service period requirement. As of September 30, 2017, the Company had unrecognized compensation expense related to former Convergex Group deferred cash awards of $3.4 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plans, the Company recognized compensation expense of $6.8 million and $6.2 million for the three months ended September 30, 2017 and 2016, and $24.7 million and $19.3 million, for the nine months ended September 30, 2017 and 2016, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.7 million and $2.5 million for the three months ended September 30, 2017 and 2016, and $9.8 million and $8.6 million, for the nine months ended September 30, 2017 and 2016, respectively.
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
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2017:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2016	4,167	$19.56	0.10	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	(4,167)	19.56	—	—
Balance outstanding at September 30, 2017	—	$—	0	$—
Options exercisable at September 30, 2017	—	$—	0	$—

(1)	Based on the Company's closing stock price of $17.80 on September 30, 2017 and $15.50 on December 31, 2016.
As of September 30, 2017, the Company's stock options were fully expensed.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the Company's SAR's for the nine months ended September 30, 2017:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2016	100,000	$11.60	1.21	$435
SAR's granted	—	—	—	—
SAR's vested	(25,000)	11.60	—	—
SAR's expired	—	—	—	—
Balance outstanding at September 30, 2017	75,000	$11.60	0.46	$477
SAR's exercisable at September 30, 2017	—	$—	0	$—

(1)	Based on the Company's closing stock price of $17.80 on September 30, 2017 and $15.50 on December 31, 2016.
As of September 30, 2017 the unrecognized compensation expense related to the Company's grant of SAR's was an immaterial amount and at December 31, 2016 it was $0.1 million.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2017:

	Nonvested Restricted Shares and Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2016	5,717,932	$16.23
Granted	1,977,514	15.11
Vested	(1,953,618)	14.63
Canceled	—	—
Forfeited	(97,353)	14.77
Balance outstanding at September 30, 2017	5,644,475	$16.41
Included in the restricted share and restricted stock unit activity are performance linked restricted stock units of 481,438 which were awarded to employees of the Company in December 2013 and January 2014. An additional 700,000 performance linked restricted stock units were awarded in March 2016. Of the awards granted, 109,375 have been forfeited through September 30, 2017. The remaining awards, included in the outstanding balance as of September 30, 2017, will vest between March 2019 and December 2020 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of September 30, 2017, there was $65.3 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.50 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 56,519 restricted stock units awarded during the three and nine months ended September 30, 2017. As of September 30, 2017 there were 191,962 restricted stock units outstanding.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to completely determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate its income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds. In addition, during the nine months ended September 30, 2017, the unusual or infrequent items whose tax impact were recorded discretely related to stock compensation. Based on these methodologies, the Company’s effective income tax rate was 6.32% and 24.77% for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, the unusual or infrequent items whose tax impact were recorded discretely related primarily to foreign taxes and stock compensation.
For the nine months ended September 30, 2017 and 2016, the effective tax rate differs from the statutory rate of 35% primarily due to income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds, stock compensation, foreign taxes, as well as other nondeductible expenses.
The Company recorded an uncertain tax position liability of $5.3 million as of September 30, 2017 related to New York State and New York City tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2017, the Company recorded a valuation allowance against deferred tax assets related to its foreign net operating losses.
The Company is subject to examination by the United States Internal Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York, United Kingdom, and Luxembourg. Currently, the Company is under audit by the Internal Revenue Service for the 2014 tax year, and New York State for the 2010 to 2012 tax years. Management is not expecting a material tax liability from these audits.
The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $3.2 million and $0.8 million as of September 30, 2017 and December 31, 2016, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.5 million and $0.1 million, respectively.
16. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $6.3 million and $4.9 million for the three months ended September 30, 2017 and 2016, and $16.3 million and $15.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of September 30, 2017, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2017	$877	$14,832	$6,351
2018	3,150	19,230	25,782
2019	1,280	9,476	21,440
2020	351	1,203	17,625
2021	320	287	17,592
Thereafter	160	—	19,296
	$6,138	$45,028	$108,086

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 17 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.2 million and $0.4 million for the three months ended September 30, 2017 and 2016, and $0.8 million and $1.7 million, and for the nine months ended September 30, 2017 and 2016, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate funds with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both September 30, 2017 and December 31, 2016, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
The following table summarizes unfunded commitments as of September 30, 2017:

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$18.4	(a)
HealthCare Royalty Partners funds (b)	6.2	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.4	7 years
Lagunita Biosciences, LLC	0.5	3 years
Eclipse Fund II, L.P.	0.9	8 years
Eclipse Continuity Fund I, L.P.	0.6	9 years
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended September 30, 2017.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Convergex Execution Solutions LLC, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Convergex Execution Solutions LLC, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. The Company expects the U.S. Supreme Court to make a decision on whether to grant the writ of certiorari in the fourth quarter of 2017 or first quarter of 2018, but we cannot predict when the U.S. Supreme Court will issue a decision. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
17. Convertible Debt and Notes Payable
As of September 30, 2017 and December 31, 2016, the Company's outstanding debt was as follows:

	As of September 30, 2017	As of December 31, 2016
	(dollars in thousands)
Convertible debt	$136,189	$130,029
Note payable	61,141	60,953
Term loan	28,082	—
Other notes payable	8,895	14,237
Capital lease obligations	3,149	1,840
	$237,456	$207,059
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
The Company recorded interest expense of $1.1 million and $1.1 million for the three months ended September 30, 2017 and 2016, and $3.4 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying condensed consolidated statements of operations is $1.9 million and $1.7 million for the three months ended September 30, 2017 and 2016, and $5.6 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction, which increases the effective conversion price to $28.72 (see Note 6) (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $1.3 million for the three months ended September 30, 2017 and 2016, and $3.9 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2021 Notes.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 29, 2018. The loan is secured by the value of the Company's limited partnership interests in two affiliated funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million for the three months ended September 30, 2017, and $0.4 million for the nine months ended September 30, 2017.
Other Notes Payable
During January 2017, the Company borrowed $2.1 million to fund insurance premium payments. This note has an effective interest rate of 1.50% and is due on December 31, 2017, with monthly payment requirements of $0.2 million. As of September 30, 2017, the outstanding balance on this note payable was $0.4 million. Interest expense for the three and nine months ended September 30, 2017 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from January 2019 to April 2021 and interest rates ranged from 4.21% to 7.25%. As of September 30, 2017, the remaining balance on the aircraft financing agreements was $8.5 million. Interest expense was $0.2 million and $0.2 million for the three months ended September 30, 2017 and 2016, and $0.6 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.
Capital Lease Obligations
The Company has entered into a capital lease for computer equipment, which amounted to $5.5 million and recorded in fixed assets as capital lease obligations. In addition, as part of the Convergex Group acquisition, the Company holds two capital leases for computer equipment which amounted to $0.8 million and are recorded as capital lease obligations. These capital lease obligations are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 4.25% to 5.69%. As of September 30, 2017, the remaining balance on these capital leases was $3.1 million. Interest expense was $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, and $0.1 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.
Annual scheduled maturities of debt and minimum payments (of principle and interest) for all debt outstanding as of September 30, 2017, is as follows:

	Convertible Debt	Note Payable	Term loan	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2017	$—	$1,305	$—	$862	$467
2018	4,485	5,218	29,260	1,933	1,699
2019	151,743	5,218	—	3,410	399
2020	—	5,218	—	1,363	320
2021	—	68,468	—	2,512	320
Thereafter	—	—	—	—	160
Subtotal	156,228	85,427	29,260	10,080	3,365
Less (a)	(20,039)	(24,286)	(1,178)	(1,185)	(216)
Total	$136,189	$61,141	$28,082	$8,895	$3,149

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Letters of Credit
As of September 30, 2017, the Company has eight irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged and the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged as collateral, $10.4 million, as of September 30, 2017, and $5.5 million, as of December 31, 2016, due between March 2018 and December 2019, for reinsurance agreements.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Location	Amount	Maturity
	(dollars in thousands)
New York	$596	October 2017
New York	$2,811	October 2017
New York	$1,600	November 2017
San Francisco	$710	January 2018
Connecticut	$65	January 2018
Boston	$382	March 2018
New York	$355	April 2018
New York	$70	May 2018
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2017 and December 31, 2016, there were no amounts due related to these letters of credit.
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended September 30, 2017 and 2016, and $5.1 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively.
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
In connection with the issuance and sale of the Series A Convertible Preferred Stock, the Company entered into a capped call option transaction (the “Capped Call Option Transaction”) with Nomura Global Financial Products Inc. (the “option counterparty”) for $15.9 million. The Capped Call Option Transaction is expected generally to reduce the potential dilution to the Company’s Class A common stock (if the Company elects to convert to common shares) and/or offset any cash payments that the Company is required to make upon conversion of any Series A Convertible Preferred Stock. The Capped Call Option Transaction has an initial effective strike price of $26.27 per share, which matches the initial conversion price of the Series A Convertible Preferred Stock, and a cap price of $33.54 per share. However, to the extent that the market price of Class A common stock, as measured under the terms of the Capped Call Option Transaction, exceeds the cap price thereof, there would nevertheless be dilution and/or such cash payments would not be offset. As the Capped Call Option Transaction is a free standing derivative that is indexed to the Company's own stock price and the Company controls if it is settled in cash or stock it qualifies for equity classification as a reduction to additional paid in capital.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Treasury Stock
Treasury stock of $165.3 million as of September 30, 2017, compared to $153.8 million as of December 31, 2016, resulted from $11.4 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions.
The following represents the activity relating to the treasury stock held by the Company during the nine months ended September 30, 2017:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2016	9,810,802	$153,845	$15.68
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	791,727	11,433	14.44
Purchase of treasury stock	—	—	—
Balance outstanding at September 30, 2017	10,602,529	$165,278	$15.59
19. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Beginning Balance	$(8)	$(5)	$(2)	$—
Foreign currency translation	—	2	(6)	(3)
Ending Balance	$(8)	$(3)	$(8)	$(3)
20. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of September 30, 2017, there were 31,087,458 shares outstanding. The Company has included 191,962 fully vested, unissued restricted stock units in its calculation of basic earnings per share. As of December 5, 2016, share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants (see Note 6(a)), unexercised stock options, unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, for the entire period being presented. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized.
The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
Net income (loss)	$9,828	$15,259	$50,502	$(19,897)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	5,162	18,478	35,412	(2,524)
Net income (loss) attributable to Cowen Inc.	4,666	(3,219)	15,090	(17,373)
Preferred stock dividends	1,698	1,698	5,094	5,094
Net income (loss) attributable to Cowen Inc. common stockholders	$2,968	$(4,917)	$9,996	$(22,467)

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	31,271	26,993	29,004	26,818
Performance based restricted stock	—	—	—	—
Stock appreciation rights	20	—	15	—
Restricted stock	955	—	992	—
Weighted average shares used in diluted computation	32,246	26,993	30,011	26,818
Earnings (loss) per share:
Basic	$0.09	$(0.18)	$0.34	$(0.84)
Diluted	$0.09	$(0.18)	$0.33	$(0.84)
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
As further stated below, one major difference between Economic Income (Loss) and US GAAP net income (loss) is that Economic Income (Loss) presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. The consolidation of these funds results include the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to redeemable non-controlling interest in consolidated subsidiaries in the accompanying condensed consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the investment management segment, as ultimately, this income or loss is not income or loss for the investment management segment itself. Included in Economic Income (Loss) is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.
The following tables set forth operating results for the Company's investment management and broker-dealer segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2017
				Adjustments
	Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$57,383	$57,383	$—	$—		$57,383
Brokerage	19	89,949	89,968	—	(5,748)	(i)	84,220
Management fees	12,983	811	13,794	(640)	(4,931)	(a)	8,223
Incentive income (loss)	4,597	—	4,597	(402)	(2,250)	(a)	1,945
Investment income (loss)	9,927	6,022	15,949	—	(15,949)	(c)(f)	—
Interest and dividends	—	—	—	—	14,318	(c)	14,318
Reimbursement from affiliates	—	—	—	(88)	572	(e)	484
Aircraft lease revenue	—	—	—	—	934	(f)	934
Reinsurance premiums	—	—	—	—	7,186	(g)	7,186
Other revenue	387	552	939	—	2,463	(g)	3,402
Consolidated Funds revenues	—	—	—	735	—		735
Total revenues	27,913	154,717	182,630	(395)	(3,405)		178,830
Expenses
Non interest expense	21,333	147,732	169,065	—	8,439	(b)(c)(d)	177,504
Interest and dividends	3,662	1,123	4,785	—	10,347	(c)	15,132
Consolidated Funds expenses	—	—	—	1,712	—		1,712
Total expenses	24,995	148,855	173,850	1,712	18,786		194,348
Total other income (loss)	—	—	—	7,535	20,092	(c) (h)	27,627
Income taxes expense / (benefit)	—	—	—	—	2,281	(b)	2,281
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(524)	—	(524)	(5,428)	790		(5,162)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$2,394	$5,862	$8,256	$—	$(3,590)		$4,666

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2016
				Adjustments
	Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$36,722	$36,722	$—	$—		$36,722
Brokerage	—	51,524	51,524	—	(1,919)	(i)	49,605
Management fees	15,746	793	16,539	(445)	(5,822)	(a)	10,272
Incentive income (loss)	11,825	—	11,825	(562)	(9,979)	(a)	1,284
Investment income (loss)	14,798	4,932	19,730	—	(19,730)	(c)(f)	—
Interest and dividends	—	—	—	—	3,906	(c)	3,906
Reimbursement from affiliates	—	—	—	(76)	2,216	(e)	2,140
Aircraft lease revenue	—	—	—	—	1,089	(f)	1,089
Reinsurance premiums	—	—	—	—	8,905	(g)	8,905
Other revenue	17,145	25	17,170	—	(963)	(g)	16,207
Consolidated Funds revenues	—	—	—	897	—		897
Total revenues	59,514	93,996	153,510	(186)	(22,297)		131,027
Expenses
Non interest expense	43,589	92,259	135,848	(429)	12,759	(b)(d)	148,178
Interest and dividends	3,205	1,079	4,284	—	3,328	(c)	7,612
Consolidated Funds expenses	—	—	—	2,469	—		2,469
Total expenses	46,794	93,338	140,132	2,040	16,087		158,259
Total other income (loss)	—	—	—	19,269	31,981	(c)	51,250
Income taxes expense / (benefit)	—	—	—	—	8,759	(b)	8,759
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,354)	—	(2,354)	(17,043)	919		(18,478)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$10,366	$658	$11,024	$—	$(14,243)		$(3,219)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2017
				Adjustments
	Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$158,082	$158,082	$—	$—		$158,082
Brokerage	38	209,236	209,274	—	(10,675)	(i)	198,599
Management fees	39,730	2,365	42,095	(1,773)	(14,735)	(a)	25,587
Incentive income (loss)	18,626	—	18,626	(3,669)	(8,740)	(a)	6,217
Investment income (loss)	34,412	17,353	51,765	—	(51,765)	(c)(f)	—
Interest and dividends	—	—	—	—	27,324	(c)	27,324
Reimbursement from affiliates	—	—	—	(241)	2,872	(e)	2,631
Aircraft lease revenue	—	—	—	—	3,036	(f)	3,036
Reinsurance premiums	—	—	—	—	21,957	(g)	21,957
Other revenue	2,067	1,247	3,314	—	2,833	(g)	6,147
Consolidated Funds revenues	—	—	—	4,751	—		4,751
Total revenues	94,873	388,283	483,156	(932)	(27,893)		454,331
Expenses
Non interest expense	68,524	371,792	440,316	(199)	37,916	(b)(d)	478,033
Interest and dividends	10,141	3,312	13,453	—	23,820	(c)	37,273
Consolidated Funds expenses	—	—	—	9,423	—		9,423
Total expenses	78,665	375,104	453,769	9,224	61,736		524,729
Total other income (loss)	—	—	—	44,111	80,196	(c) (h)	124,307
Income taxes expense / (benefit)	—	—	—	—	3,407	(b)	3,407
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(4,129)	—	(4,129)	(33,955)	2,672		(35,412)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$12,079	$13,179	$25,258	$—	$(10,168)		$15,090

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2016
				Adjustments
	Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$98,156	$98,156	$—	$—		$98,156
Brokerage	—	153,417	153,417	—	(5,777)	(i)	147,640
Management fees	47,604	2,334	49,938	(1,239)	(16,748)	(a)	31,951
Incentive income (loss)	19,174	—	19,174	(569)	(15,782)	(a)	2,823
Investment income (loss)	(444)	(147)	(591)	—	591	(c)(f)	—
Interest and dividends	—	—	—	—	11,664	(c)	11,664
Reimbursement from affiliates	—	—	—	(224)	8,492	(e)	8,268
Aircraft lease revenue	—	—	—	—	3,071	(f)	3,071
Reinsurance premiums	—	—	—	—	23,243	(g)	23,243
Other revenue	19,366	84	19,450	—	(1,510)	(g)	17,940
Consolidated Funds revenues	—	—	—	4,541	—		4,541
Total revenues	85,700	253,844	339,544	2,509	7,244		349,297
Expenses
Non interest expense	77,917	257,972	335,889	(429)	28,170	(b)(d)	363,630
Interest and dividends	9,645	3,288	12,933	—	8,933	(c)	21,866
Consolidated Funds expenses	—	—	—	6,428	—		6,428
Total expenses	87,562	261,260	348,822	5,999	37,103		391,924
Total other income (loss)	—	—	—	(1,915)	18,092	(c)	16,177
Income taxes expense / (benefit)	—	—	—	—	(6,553)	(b)	(6,553)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(6,589)	—	(6,589)	5,405	3,708		2,524
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$(8,451)	$(7,416)	$(15,867)	$—	$(1,506)		$(17,373)

The following is a summary of the adjustments made to US GAAP net income (loss) for the segment to arrive at
Economic Income (Loss):
Funds Consolidation: The impacts of consolidation and the related elimination entries of the Consolidated Funds are not included in Economic Income (Loss). Adjustments to reconcile to US GAAP net income (loss) included elimination of incentive income and management fees earned from the Consolidated Funds and addition of fund expenses excluding management fees paid, fund revenues and investment income (loss).
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
For the three and nine months ended September 30, 2017 and 2016, there was no one fund or other customer which represented more than 10% of the Company's total revenues.
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
Cowen Execution is also subject to CFTC Regulation 1.17 (“Regulation 1.17”) and Options Clearing Corporation (“OCC”) Rule 302. Regulation 1.17 requires Cowen Execution to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by Rule 15c3-1, whichever is greater. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At September 30, 2017, the Company had $102.9 million of net capital in excess of this minimum requirement.
Ramius UK, CIL and Cowen Execution Services Ltd are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of September 30, 2017 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2017. RCG Insurance Company’s capital and surplus as of September 30, 2017 totaled approximately $24.6 million.
As of September 30, 2017, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$83.4	$1.0	$82.4
Cowen Execution	$104.9	$1.4	$103.5
ATM Execution	$2.0	$0.3	$1.7
Cowen Prime	$10.9	$0.3	$10.6
Westminster Research	$12.0	$0.3	$11.7
Ramius UK	$0.2	$0.1	$0.1
Cowen International Limited	$11.4	$6.0	$5.4
Cowen Execution Services Ltd	$3.9	$2.0	$1.9
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
In accordance with the requirements of Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account, cash or acceptable qualified securities for the exclusive benefit of customers. As of September 30, 2017, Cowen Execution had segregated approximately $21.7 million of cash, while its required deposit was $13.4 million.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB”), as defined in Rule 15c3-3. PAB calculation is completed to allow each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its assets held by Cowen Execution as allowable assets in the correspondent's net capital calculation. At September 30, 2017, Cowen Execution had $18.4 million of cash on deposit in special reserve bank accounts for PAB, which was in excess of its required deposit of $35 million.
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
23. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of September 30, 2017 and December 31, 2016, $14.7 million and $12.6 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three and nine months ended September 30, 2017, the Company reimbursed the funds it manages $0.1 million and $0.1 million, respectively, which were recorded net in management fees and incentive income in the accompanying condensed consolidated statements of operation. For the three and nine months ended September 30, 2016, these amounts were immaterial. As of September 30, 2017, related amounts still payable were immaterial. As of December 31, 2016, related amounts still payable were $0.3 million and were reflected in fees payable in the accompanying condensed consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of September 30, 2017 and December 31, 2016, loans to employees of $11.4 million and $9.2 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $5.4 million and $3.3 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.6 million and $0.2 million for the three months ended September 30, 2017 and 2016, and $1.6 million and $0.9 million, for the nine months ended September 30, 2017 and 2016, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statement of operations. For the three and nine months ended September 30, 2017 and 2016, the interest income was insignificant for all related party loans and advances.
Included in due to related parties is approximately $0.6 million and $0.7 million as of September 30, 2017 and December 31, 2016, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
As of September 30, 2017 and December 31, 2016, included in due from related parties is $14.4 million and $18.7 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a 5 year period and earns interest at 5% per annum.  The interest income for the three months ended September 30, 2017 and 2016, was $0.2 million and $0.2 million and for the nine months ended September 30, 2017 and 2016, was $0.6 million and $0.5 million, respectively.
The remaining balance included in due from related parties of $11.6 million and $11.8 million as of September 30, 2017 and December 31, 2016, respectively, relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of September 30, 2017 and December 31, 2016, such investments aggregated $29.0 million and $32.9 million, respectively, were included in redeemable

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $1.6 million and $2.9 million for the three months ended September 30, 2017 and 2016, and $7.2 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of September 30, 2017 and December 31, 2016. Through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. Funding is required for unsettled customer delivery versus payment and riskless principal transaction, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the unsettled customer securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of September 30, 2017.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
Bank of America	$50,000	$50,000	None	Secured DTC Pledge Line
Texas Capital Bank	75,000	75,000	None	Secured DTC Pledge Line
BMO Harris Bank	150,000	150,000	None	Secured DTC Pledge Line
Total	275,000	275,000

Revolving Credit Facility
BMO Harris Bank	30,000	30,000	August 2, 2018	Unsecured liquidity facility to cover increases in NSCC margin deposit requirements

Total Credit Lines	$305,000	$305,000
25. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the unaudited condensed consolidated financial statements.

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
The Company's investment management platform, which operates primarily under the Cowen Investment Management name (formerly "Ramius"), offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisors Act") since 1997. The Company's investment management segment offers investors access to strategies to meet their specific needs including long/short equity, merger arbitrage, activist equity, event driven credit, fundamental global macro, health care royalties and real estate direct lending and equity. The Company's investment management segment focuses on attracting and retaining talented in-house and affiliated investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested some of its capital in its recently formed aviation and reinsurance businesses. Our investment management business had approximately $10.4 billion of assets under management as of October 1, 2017. See the section titled "Assets Under Management and Fund Performance" for further analysis.
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

•
Fee and allocation rates.  Our management fee revenues are linked to the management fee rates we charge as a percentage of assets under management. Our incentive income revenues are linked to the incentive allocation rates we charge as a percentage of performance-driven asset growth. Our incentive allocations are generally subject to “high-

water marks,” whereby incentive income is generally earned by us only to the extent that the net asset value of a fund at the end of a measurement period exceeds the highest net asset value as of the end of the earlier measurement period for which we earned incentive income. Our incentive allocations, in some cases, are subject to performance hurdles.

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
Recent Developments
On September 15, 2017, the Company and CEFC China Energy Company Limited (“CEFC”) announced that they withdrew and re-filed their joint voluntary notice to the Committee on Foreign Investment in the United States (“CFIUS”) to permit more time for review and discussion with CFIUS in connection with the proposed acquisition by CEFC of a common stock interest representing approximately 19.9% of Cowen’s outstanding common shares for an aggregate purchase price of approximately $100 million (the “Equity Investment”) as contemplated by the Stock Purchase Agreement signed by the parties on March 29, 2017.  Pursuant to the Stock Purchase Agreement, CEFC has also agreed to provide Cowen with $175 million in debt financing (the “Debt Financing”) concurrently with the closing of the Equity Investment.
The acceptance of the joint voluntary notice by CFIUS triggered a 30-day review period, which may be followed by an additional 45-day investigation period.  The 30-day review period expired October 17, 2017 and the Company and CEFC are continuing to engage in discussions with CFIUS during the 45-day investigation period.  There can be no assurances, however, that CFIUS will ultimately agree to clear the transaction.
In addition to CFIUS clearance, the closing of the Equity Investment and Debt Financing remains subject to the receipt of certain regulatory and government approvals and the satisfaction of other customary closing conditions. As a result of the refiling of the joint voluntary notice to CFIUS, the parties are now targeting a closing of the Equity Investment and Debt Financing by the end of the fourth quarter of 2017, subject to the receipt of the required regulatory approvals.
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
Acquisition
On June 1, 2017, the Company, through its wholly owned subsidiary Cowen CV Acquisition LLC, entered into a securities purchase agreement with, among others, Convergex Holdings LLC to acquire all the outstanding interests in Convergex Group, LLC ("Convergex Group") (subsequently renamed to Cowen Execution Holdco LLC). This acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Convergex Group are included in the accompanying condensed consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their fair value as of the acquisition date. The Company is currently in the process of finalizing its purchase price allocation of Convergex Group; therefore, the purchase price adjustments as of September 30, 2017 are preliminary and subject to measurement period adjustments. The allocation of the purchase price to the net assets acquired will be finalized as necessary, up to one year after the acquisition's closing date, as the information becomes available.

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
Assets Under Management and Fund Performance
Assets Under Management
Assets under management refer to all of our investment management products, solutions and services including private investment funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles. The Company's investment management segment includes such strategies as long/short equity, activist equity, event driven equity, global macro, structured finance, health care royalties, private healthcare and private real estate.
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
As of October 1, 2017, the Company had assets under management of $10.4 billion, a 1.0% decrease as compared to assets under management of $10.5 billion as of January 1, 2017. The $0.1 billion decrease in assets under management during the nine months ended September 30, 2017 primarily resulted from redemptions in the healthcare royalty and private funds businesses.
The following table is a breakout of total assets under management by platform as of October 1, 2017 (which excludes cross investments from other Ramius platforms):

	Platform
	Private Funds (a) (b) (g)	Alternative Solutions (a)	Cowen Trading Strategies (h)	Real Estate (a) (i)	Healthcare Royalty Partners (c) (d) (j)	Private Healthcare (l)	Other (k)	Total
	(dollars in millions)
January 1, 2015	$4,218	$3,784	$147	$1,707	$2,582	$—	$48	$12,486
Subscriptions	2,725	997	—	—	—	—	—	3,722
Redemptions	(572)	(810)	(49)	(65)	(178)	—	(14)	(1,688)
Performance (e)	(781)	(419)	(3)	—	5	—	—	(1,198)
Net Return (f)	(18.52)%	(11.07)%	(2.04)%	—%	0.19%	—%	—%	(9.59)%
January 1, 2016	5,590	3,552	95	1,642	2,409	—	34	13,322
Subscriptions	1,537	—	—	—	—	—	—	1,537
Redemptions	(714)	(3,641)	(40)	(220)	(137)	—	(21)	(4,773)
Performance (e)	362	89	(3)	—	10	—	—	458
Net Return (f)	6.48%	2.51%	(3.16)%	—%	0.42%	—%	—%	3.44%
January 1, 2017	6,775	—	52	1,422	2,282	—	13	10,544
Subscriptions	694	—	165	236	—	57	49	1,201
Redemptions	(894)	—	(57)	—	(494)	(12)	—	(1,457)
Performance (e)	157	—	1	—	(19)	16	—	155
Net Return (f)	2.32%	—%	1.92%	—%	(0.83)%	—%	—%	1.47%
October 1, 2017	$6,732	$—	$161	$1,658	$1,769	$61	$62	$10,443

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

(b)
These amounts include the Company's invested capital of approximately $172.0 million, $176.6 million and $173.6 million as of October 1, 2017, January 1, 2017 and January 1, 2016, respectively (including interests in both a registered investment company and an “Undertakings for Collective Investment Trust” or “UCITS” fund, each of which pursues a private fund-style strategy). Assets under management amounts are as of July 1, 2017 include approximately $572.0 million of committed but undrawn capital that will only be charged fees when invested.

(c)	These amounts include the Company's invested capital of approximately $6.5 million, $10.5 million and $20.2 million as of October 1, 2017, January 1, 2017 and January 1, 2016, respectively.

(d)	This amount includes unfunded capital commitments.

(e)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(f)	Performance net returns are calculated on the platform as a whole. Net return of individual funds will vary.

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

(l)
The Company began managing a private healthcare fund in September 2015. This amount includes unfunded capital commitments, as well as the Company’s investment of $17.3 million as of October 1, 2017. The Company owns 100% of the investment manager of the private healthcare business.

Fund Performance
For the quarter ended September 30, 2017 the Company's investment strategies had mixed results, with performance varying in comparison to relevant benchmarks. As has been the case throughout the year, there were no significant drawdowns in any strategy. Our activist strategy had positive performance for the quarter, trailing the Russell 2000 Index, which achieved all of its gains for the period during a sharp rally in September. Longer term, the portfolio management team has maintained its out-performance versus the index since the strategy’s inception in 2002.  The merger arbitrage strategy finished the quarter with modestly negative results, but remains substantially ahead of its benchmark HFRI index on both a year to date basis and since the strategy’s inception. The UCITS Merger Fund, in partnership with Bank of America Merrill Lynch, also continued to have positive performance, completing its first year of trading in July. The fund has met expectations for its more diversified portfolio.
Our options-based global macro strategy, despite a modest gain in September, had negative performance for the period, but a smaller decline than experienced in either of the first two quarters of 2017. The strategy remains challenged by the persistence of extremely low levels of implied volatility across multiple asset classes, which was predominant throughout both 2016 and 2017.
Our equity long/short affiliate, which follows a multi-sector approach with a focus on technology and consumer companies, had a negative month in September, primarily due to inter-sector volatility, and finished the quarter with a modest gain. Having launched its commingled fund on October 1, 2016, that portfolio team had a positive first year, with performance above that of the HFRX Equity Hedge Index.
The internally managed multi-strategy vehicles continue to execute opportunistic sales of certain holdings. In addition, the maturity of certain real estate loans and the elimination of a currency hedge on European private equity positions allowed for two distributions of capital to investors during the first nine months of 2017. With regard to the longer-dated investment vehicles in real estate, the largest legacy real estate debt vehicle, as well as the legacy equity vehicle, experienced minimal changes in value for the third quarter and for the first nine months of 2017. Certain of the legacy real estate funds, inclusive of these two, are in the process of returning capital to investors.  The fifth, and most recent, real estate debt vehicle remains active, with interim results meeting performance expectations.
Our healthcare royalty strategy, having raised a substantial amount of capital in 2014, still remains in its investment period. As noted in previous quarterly comments, ongoing opportunities in the pharmaceutical and healthcare sectors remain robust. As a result, the strategy has been able to invest significant capital in both its latest commingled fund and separate managed accounts.
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
As of September 30, 2017, the Company's invested capital amounted to a net value of $690.8 million (supporting a long market value of $1,041.9 million), representing approximately 82% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of September 30, 2017. The net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of September 30, 2017 because they are included in various line items of the accompanying condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$472.6	56%
Merchant Banking	175.3	21%
Real Estate	42.9	5%
Total	690.8	82%
Stockholders' Equity	$843.5	100%
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

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

	Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Period to Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
	(unaudited)
Revenues
Investment banking	$57,383	$36,722	$20,661	56%
Brokerage	84,220	49,605	34,615	70%
Management fees	8,223	10,272	(2,049)	(20)%
Incentive income	1,945	1,284	661	51%
Interest and dividends	14,318	3,906	10,412	267%
Reimbursement from affiliates	484	2,140	(1,656)	(77)%
Aircraft lease revenue	934	1,089	(155)	(14)%
Reinsurance premiums	7,186	8,905	(1,719)	(19)%
Other revenues	3,402	16,207	(12,805)	(79)%
Consolidated Funds revenues	735	897	(162)	(18)%
Total revenues	178,830	131,027	47,803	36%
Expenses
Employee compensation and benefits	103,282	98,501	4,781	5%
Interest and dividends	15,132	7,612	7,520	99%
Reinsurance claims, commissions and amortization of deferred acquisition costs	7,157	8,595	(1,438)	(17)%
Operating, general, administrative and other expenses	63,391	37,908	25,483	67%
Depreciation and amortization expense	3,452	3,174	278	9%
Restructuring costs	222	—	222	NM
Consolidated Funds expenses	1,712	2,469	(757)	(31)%
Total expenses	194,348	158,259	36,089	23%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	18,326	26,153	(7,827)	30%
Bargain purchase gain, net of tax	—	—	—
Consolidated Funds net gains (losses)	9,301	25,097	(15,796)	63%
Total other income (loss)	27,627	51,250	(23,623)	46%
Income (loss) before income taxes	12,109	24,018	(11,909)	50%
Income tax expense (benefit)	2,281	8,759	(6,478)	74%
Net income (loss)	9,828	15,259	(5,431)	36%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	5,162	18,478	(13,316)	(72)%
Net income (loss) attributable to Cowen Inc.	4,666	(3,219)	7,885	245%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$2,968	$(4,917)	$7,885	160%
Revenues
Investment Banking
Investment banking revenues increased $20.7 million to $57.4 million for the three months ended September 30, 2017 compared with $36.7 million in the prior year period. During the three months ended September 30, 2017, the Company completed 24 underwriting transactions and seven strategic advisory transactions. During the three months ended September 30, 2016, the Company completed 22 underwriting transactions, five strategic advisory transactions and two debt capital market transaction. The average underwriting fee per transaction was 61.9% greater in the third quarter of 2017 as compared to the prior year period.
Brokerage
Brokerage revenues increased $34.6 million to $84.2 million for the three months ended September 30, 2017 compared with $49.6 million in the prior year period. This was attributable to an increase in revenues due to the acquisition of Convergex

Group in June 2017. Customer trading volumes across the industry (according to Bloomberg) decreased 8% for the three months ended September 30, 2017 compared to the prior year period.
Management Fees
Management fees decreased $2.1 million to $8.2 million for the three months ended September 30, 2017 compared with $10.3 million in the prior year period. This decrease in management fees was primarily related to the sale of our interest in the alternative solutions business during the third quarter of 2016.
Incentive Income
Incentive income increased $0.6 million to $1.9 million for the three months ended September 30, 2017, compared with $1.3 million in the prior year period. This increase was primarily related to an increase in performance fees from our multi-strategy business.
Interest and Dividends
Interest and dividends increased $10.4 million to $14.3 million for the three months ended September 30, 2017 compared with $3.9 million in the prior year period. This was primarily attributable to an increase in the number of investments in interest bearing securities during the quarter of 2017 as compared to the same quarter in 2016.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $1.6 million to $0.5 million for the three months ended September 30, 2017 compared with $2.1 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft Lease Revenue
Aircraft lease revenue decreased $0.2 million to $0.9 million for the three months ended September 30, 2017 compared with $1.1 million in the prior year period.
Reinsurance Premiums
Reinsurance premiums decreased $1.7 million to $7.2 million for the three months ended September 30, 2017 compared with $8.9 million in the prior year period. This decrease reflects the reduction, in 2017, of our quota share participation in one of our reinsurance policies.
Other Revenues
Other revenues decreased $12.8 million to $3.4 million for the three months ended September 30, 2017 compared with $16.2 million in the prior year period. The decrease primarily relates to the sale of our interest in the alternative solutions business in the third quarter of 2016.
Consolidated Funds Revenues
Consolidated Funds revenues decreased $0.2 million to $0.7 million for the three months ended September 30, 2017 compared with $0.9 million in the prior year period. The decrease is due to a decrease in interest and dividend income in one of our consolidated funds.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $4.8 million to $103.3 million for the three months ended September 30, 2017 compared with $98.5 million in the prior year period. The increase is primarily due to $47.8 million higher revenues offset partially by $23.7 million lower other income (loss) during the third quarter of 2017 as compared to 2016 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 50% for the three months ended September 30, 2017, compared with 54% for the prior year period.
Interest and Dividends
Interest and dividend expenses increased $7.5 million to $15.1 million for the three months ended September 30, 2017 compared with $7.6 million in the prior year period. This was primarily attributable to an increase in the number of investments sold short and an increase in margin balances during 2017 as compared to 2016.
Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses decreased $1.4 million to $7.2 million for the three months ended September 30, 2017 compared with $8.6 million in the prior year period. This decrease reflects the reduction, in 2017, of our quota share participation in one of our reinsurance policies with a high combined ratio of claims, commissions and acquisition costs over earned premiums.
General, Administrative and Other Expenses
General, administrative and other expenses increased $25.5 million to $63.4 million for the three months ended September 30, 2017 compared with $37.9 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees, depreciation and amortization and increased occupancy costs, which are mostly related to the acquisition of Convergex Group during June 2017.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $0.3 million to $3.5 million for the three months ended September 30, 2017 compared with $3.2 million in the prior year period. The increase is primarily related to an increase in tangible and intangible assets related to recent acquisitions.
Restructuring Costs
Restructuring costs expenses were $0.2 million for the three months ended September 30, 2017. In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and incurred integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $0.8 million to $1.7 million for the three months ended September 30, 2017 compared with $2.5 million for the prior year period. The decrease is due to decreased interest and dividend expense in one of our consolidated funds.
Other Income (Loss)
Other income (loss) decreased $23.7 million to $27.6 million for the three months ended September 30, 2017 compared with $51.3 million in the prior year period. The decrease primarily relates to a decrease in performance in our activist strategy and the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense decreased $6.5 million to $2.3 million for the three months ended September 30, 2017 compared with $8.8 million in the prior year period. This change is primarily attributable to the Company's operating results.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased by $13.3 million to $5.2 million for the three months ended September 30, 2017 compared with $18.5 million in the prior year period. The decrease was primarily the result of gains in one of our consolidated funds in the prior year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

	Condensed Consolidated Statements of Operations
	Nine Months Ended September 30,		Period to Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
	(unaudited)
Revenues
Investment banking	$158,082	$98,156	$59,926	61%
Brokerage	198,599	147,640	50,959	35%
Management fees	25,587	31,951	(6,364)	(20)%
Incentive income	6,217	2,823	3,394	120%
Interest and dividends	27,324	11,664	15,660	134%
Reimbursement from affiliates	2,631	8,268	(5,637)	(68)%
Aircraft lease revenue	3,036	3,071	(35)	(1)%
Reinsurance premiums	21,957	23,243	(1,286)	(6)%
Other revenues	6,147	17,940	(11,793)	(66)%
Consolidated Funds revenues	4,751	4,541	210	5%
Total revenues	454,331	349,297	105,034	30%
Expenses
Employee compensation and benefits	282,066	217,309	64,757	30%
Interest and dividends	37,273	21,866	15,407	70%
Reinsurance claims, commissions and amortization of deferred acquisition costs	20,610	20,924	(314)	(2)%
Operating, general, administrative and other expenses	156,982	115,743	41,239	36%
Depreciation and amortization expense	9,612	9,654	(42)	—%
Restructuring costs	8,763	—	8,763	NM
Consolidated Funds expenses	9,423	6,428	2,995	47%
Total expenses	524,729	391,924	132,805	34%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	63,101	9,123	53,978	592%
Bargain purchase gain	7,946	—	7,946	NM
Consolidated Funds net gains (losses)	53,260	7,054	46,206	655%
Total other income (loss)	124,307	16,177	108,130	668%
Income (loss) before income taxes	53,909	(26,450)	80,359	(304)%
Income tax expense (benefit)	3,407	(6,553)	9,960	152%
Net income (loss)	50,502	(19,897)	70,399	(354)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	35,412	(2,524)	37,936	(1,503)%
Net income (loss) attributable to Cowen Inc.	15,090	(17,373)	32,463	(187)%
Preferred stock dividends	5,094	5,094	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$9,996	$(22,467)	$32,463	(144)%
Revenues
Investment Banking
Investment banking revenues increased $59.9 million to $158.1 million for the nine months ended September 30, 2017 compared with $98.2 million in the prior year period. During the nine months ended September 30, 2017, the Company completed 78 underwriting transactions and 11 strategic advisory transactions. During the nine months ended September 30, 2016, the Company completed 55 underwriting transactions, nine strategic advisory transactions and five debt capital market transactions. The average underwriting fee per transaction was 27.4% greater for the nine months ended September 30, 2017 as compared to the prior year period.
Brokerage
Brokerage revenues increased $51.0 million to $198.6 million for the nine months ended September 30, 2017 compared with $147.6 million in the prior year period. This was attributable to an increase in revenues due to the initiation of our credit trading business in May 2016 and the acquisition of Convergex Group in June 2017. Customer trading volumes across the industry (according to Bloomberg) decreased 12% for the nine months ended September 30, 2017 compared to the prior year period.
Management Fees
Management fees decreased $6.4 million to $25.6 million for the nine months ended September 30, 2017 compared with $32.0 million in the prior year period. This decrease in management fees was primarily related to the sale of our interest in the alternative solutions business during the third quarter of 2016.
Incentive Income
Incentive income increased $3.4 million to $6.2 million for the nine months ended September 30, 2017, compared with $2.8 million in the prior year period. This increase was primarily related to an increase in performance fees from our multi-strategy business.
Interest and Dividends
Interest and dividends increased $15.6 million to $27.3 million for the nine months ended September 30, 2017 compared with $11.7 million in the prior year period. This was primarily attributable to an increase in the number of investments in interest bearing securities during 2017 as compared to 2016.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $5.7 million to $2.6 million for the nine months ended September 30, 2017 compared with $8.3 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft Lease Revenues
Aircraft lease revenues remained constant at $3.0 million for the nine months ended September 30, 2017 compared to $3.1 million in the prior year period.
Reinsurance Premiums
Reinsurance premiums decreased $1.2 million to $22.0 million for the nine months ended September 30, 2017 compared with $23.2 million in the prior year period. This decrease reflects the reduction, in 2017, of our quota share participation in one of our reinsurance policies.
Other Revenues
Other revenues decreased $11.8 million to $6.1 million for the nine months ended September 30, 2017 compared with $17.9 million in the prior year period. The decrease primarily relates to the sale of our interest in the alternative solutions business in the third quarter of 2016.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.3 million to $4.8 million for the nine months ended September 30, 2017 compared with $4.5 million in the prior year period. The increase is due to increased interest and dividend income from our consolidated funds.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $64.8 million to $282.1 million for the nine months ended September 30, 2017 compared with $217.3 million in the prior year period. The increase is primarily due to $105.0 million higher total revenues and $108.1 million more other income (loss) during 2017 as compared to 2016 resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 49% for the nine months ended September 30, 2017, compared with 59% in the prior year period.
Interest and Dividends
Interest and dividend expenses increased $15.4 million to $37.3 million for the nine months ended September 30, 2017 compared with $21.9 million in the prior year period. This was primarily attributable to an increase in the number of investments sold short and an increase in margin balances during 2017 as compared to 2016.

Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses decreased $0.3 million to $20.6 million for the nine months ended September 30, 2017 compared with $20.9 million in the prior year period. This decrease reflects the reduction, in 2017, of our quota share participation in one of our reinsurance policies with a high combined ratio of claims, commissions and acquisition costs over earned premiums.
General, Administrative and Other Expenses
General, administrative and other expenses increased $41.3 million to $157.0 million for the nine months ended September 30, 2017 compared with $115.7 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees, depreciation and amortization and increased occupancy costs, which are mostly related to the acquisition of Convergex Group during June 2017.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $0.1 million to $9.6 million for the nine months ended September 30, 2017 compared with $9.7 million in the prior year period. The decrease is primarily related to a reduction in depreciation expense from fully depreciated fixed assets partially offset by an increase in amortization on intangible assets related to recent acquisitions.
Restructuring Costs
Restructuring costs expenses was $8.8 million for the nine months ended September 30, 2017. In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and incurred integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs.
Consolidated Funds Expenses
Consolidated Funds expenses increased $3.0 million to $9.4 million for the nine months ended September 30, 2017 compared with $6.4 million in the prior year period. The increase is due to increased interest and dividend expense in one of our consolidated funds.
Other Income (Loss)
Other income (loss) increased $108.1 million to $124.3 million for the nine months ended September 30, 2017 compared with $16.2 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital and the bargain purchase gain related to the acquisition of Convergex Group during June 2017. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $10.0 million to $3.4 million for the nine months ended September 30, 2017 compared with an income tax benefit of $6.6 million in the prior year period. This change is primarily attributable to the Company’s operating results.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased $37.9 million to income of $35.4 million for the nine months ended September 30, 2017 compared with a loss of $2.5 million in the prior year period. The increase was primarily the result of losses incurred by one of our consolidated funds in the prior year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
For the nine months ended September 30, 2017 and 2016, the Company's investment management segment includes private investment funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles operating results and other investment platforms operating results.
For the nine months ended September 30, 2017 and 2016, the Company's broker-dealer segment includes investment banking, research, sales and trading, prime brokerage, global clearing and commission management services businesses' operating results.
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
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

	Three Months Ended September 30,						Total Period-to-Period
	2017			2016
	Investment Management	Broker-Dealer	Total	Investment Management	Broker-Dealer	Total	$ Change	% Change
	(dollars in thousands)
	(unaudited)
Economic Income Revenues
Investment banking	$—	$57,383	$57,383	$—	$36,722	$36,722	$20,661	56%
Brokerage	19	89,949	89,968	—	51,524	51,524	38,444	75%
Management fees	12,983	811	13,794	15,746	793	16,539	(2,745)	(17)%
Incentive income (loss)	4,597	—	4,597	11,825	—	11,825	(7,228)	NM
Investment income (loss)	9,927	6,022	15,949	14,798	4,932	19,730	(3,781)	19%
Other revenues	387	552	939	17,145	25	17,170	(16,231)	95%
Total economic income revenues	27,913	154,717	182,630	59,514	93,996	153,510	29,120	19%
Economic Income (Loss) Revenues
Total Economic Income (Loss) revenues were $182.6 million for the three months ended September 30, 2017, an increase of $29.1 million compared to Economic Income (Loss) revenues of $153.5 million in the prior year period. The increase was primarily related to an increase in performance in investment income and an increase in brokerage and investment banking activity. For purposes of the following section, all references to revenue refer to Economic Income (Loss) revenues.
Investment Management Segment
Investment management segment Economic Income (Loss) revenues were $27.9 million for the three months ended September 30, 2017, a decrease of $31.6 million compared to Economic Income (Loss) revenues of $59.5 million in the prior year period.
Management Fees.    Management fees for the segment decreased $2.7 million to $13.0 million for the three months ended September 30, 2017 compared with $15.7 million in the prior year period. This decrease in management fees was primarily related to the sale of our interest in the alternative solutions business during the third quarter of 2016.
Incentive Income (Loss).    Incentive income for the segment decreased $7.2 million to $4.6 million for the three months ended September 30, 2017 compared with $11.8 million in the prior year period. This decrease was related to a decrease in performance fees from our activist and real estate businesses offset partially by an increase in performance from our other businesses.
Investment Income (Loss).    Investment income for the segment decreased $4.9 million to income of $9.9 million for the three months ended September 30, 2017, compared with income of $14.8 million in the prior year period. The decrease primarily relates to a decrease in the Company's performance in the Company's own invested capital.

Other Revenues.    Other revenues for the segment decreased $16.7 million to $0.4 million for the three months ended September 30, 2017, compared with $17.1 million in the prior year period. The decrease primarily relates to the sale of our interest in the alternative solutions business in the third quarter of 2016.
Broker-Dealer Segment
Broker-dealer segment Economic Income (Loss) revenues were $154.7 million for the three months ended September 30, 2017, an increase of $60.7 million compared with Economic Income (Loss) revenues of $94.0 million in the prior year period.
Investment Banking.    Investment banking revenues increased $20.7 million to $57.4 million for the three months ended September 30, 2017 compared with $36.7 million in the prior year period. During the three months ended September 30, 2017, the Company completed 24 underwriting transactions and seven strategic advisory transactions. During the three months ended September 30, 2016, the Company completed 22 underwriting transactions, five strategic advisory transactions and two debt capital market transaction. The average underwriting fee per transaction was 61.9% greater in the third quarter of 2017 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $38.4 million to $89.9 million for the three months ended September 30, 2017, compared with $51.5 million in the prior year period. This was attributable to an increase in revenues due to the acquisition of Convergex Group in June 2017. Customer trading volumes across the industry (according to Bloomberg) decreased 8% for the three months ended September 30, 2017 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $1.1 million to $6.0 million for the three months ended September 30, 2017 compared with $4.9 million in the prior year period. The increase is a result of an increase in overall investment income which is allocated amongst the segments.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $33.3 million to $169.1 million for the three months ended September 30, 2017, compared with $135.8 million in the prior year period.
Compensation and Benefits.    Compensation and benefits expenses, included within non-interest expenses, increased $7.8 million to $101.5 million for the three months ended September 30, 2017, compared with $93.7 million in the prior year period. The increase is due to $29.1 million higher revenues during the third quarter of 2017 as compared to 2016 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio was 56% for the three months ended September 30, 2017, compared to 61% for the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $7.7 million to $33.0 million for the three months ended September 30, 2017, compared with $25.3 million in the prior year period. The increase is primarily related to the acquisition of Convergex Group during June 2017.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Period-to-Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$6,407	$4,613	$1,794	39%
Professional, advisory and other fees	5,560	3,932	1,628	41%
Occupancy and equipment	9,477	7,541	1,936	26%
Service fees	3,957	2,059	1,898	92%
Expenses from equity investments	2,877	3,923	(1,046)	(27)%
Other	4,741	3,197	1,544	48%
Total	$33,019	$25,265	$7,754	31%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.4 million to $3.1 million for the three months ended September 30, 2017 compared with $2.7 million in the prior year period. The increase is primarily related to an increase in tangible and intangible assets related to recent acquisitions.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $17.3 million to $32.0 million for the three months ended September 30, 2017, compared with

$14.8 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs related to the acquisition of Convergex Group during June 2017.
The following table shows the components of the non-compensation expenses—variable, for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Period-to-Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$25,193	$7,393	$17,800	241%
HealthCare Royalty Partners syndication costs	132	132	—	—%
Expenses related to Luxembourg insurance companies	774	861	(87)	(10)%
Marketing and business development	5,278	5,942	(664)	(11)%
Other	654	432	222	51%
Total	$32,031	$14,760	$17,271	117%
Interest expense.    Interest expense increased $0.5 million to $4.8 million for the three months ended September 30, 2017 compared with $4.3 million in the prior year period. Interest expense primarily relates to debt issued during the first and fourth quarters of 2014 and the second quarter of 2017.
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment remained fairly flat at $0.6 million for the three months ended September 30, 2017 compared with $0.6 million in the prior year period.
Non-Controlling Interest.    Income (loss) attributable to redeemable non-controlling interests decreased $1.8 million to $0.5 million for the three months ended September 30, 2017 compared with $2.4 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to other investors.
Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

	Nine Months Ended September 30,						Total Period-to-Period
	2017			2016
	Investment Management	Broker-Dealer	Total	Investment Management	Broker-Dealer	Total	$ Change	% Change
	(dollars in thousands)
	(unaudited)
Economic Income Revenues
Investment banking	$—	$158,082	$158,082	$—	$98,156	$98,156	$59,926	61%
Brokerage	38	209,236	209,274	—	153,417	153,417	55,857	36%
Management fees	39,730	2,365	42,095	47,604	2,334	49,938	(7,843)	(16)%
Incentive income (loss)	18,626	—	18,626	19,174	—	19,174	(548)	(3)%
Investment income (loss)	34,412	17,353	51,765	(444)	(147)	(591)	52,356	NM
Other income (loss)	2,067	1,247	3,314	19,366	84	19,450	(16,136)	(83)%
Total economic income revenues	$94,873	$388,283	$483,156	$85,700	$253,844	339,544	143,612	42%
Economic Income (Loss)
Total Economic Income (Loss) was $25.3 million for the nine months ended September 30, 2017, an increase of $41.2 million compared to Economic Income (Loss) which was a loss of $15.9 million in the prior year period.
Total Economic Income (Loss) revenues were $483.2 million for the nine months ended September 30, 2017, an increase of $143.7 million compared to Economic Income (Loss) revenues of $339.5 million in the prior year period. This was related to an increase in investment banking and brokerage activity and an increase in performance in investment income.
Investment Management Segment Revenues
Investment management segment Economic Income (Loss) revenues were $94.9 million for the nine months ended September 30, 2017, an increase of $9.2 million compared to Economic Income (Loss) revenues of $85.7 million in the prior year period.

Management Fees.    Management fees for the segment decreased $7.9 million to $39.7 million for the nine months ended September 30, 2017 compared with $47.6 million in the prior year period. This decrease in management fees was primarily related to the sale of our interest in the alternative solutions business during the third quarter of 2016.
Incentive Income (Loss).    Incentive income for the segment decreased $0.6 million to $18.6 million for the nine months ended September 30, 2017 compared with $19.2 million in the prior year period. This decrease was related to a decrease in performance fees from our activist and real estate businesses offset partially by an increase in performance from our other businesses.
Investment Income (Loss).    Investment income for the segment increased $34.8 million to income of $34.4 million for the nine months ended September 30, 2017 compared with a loss of $0.4 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment decreased $17.3 million to $2.1 million for the nine months ended September 30, 2017 compared with $19.4 million in the prior year period. The decrease primarily relates to the sale of our interest in the alternative solutions business in the third quarter of 2016.
Broker-Dealer Segment Revenues
Broker-dealer segment Economic Income (Loss) revenues were $388.3 million for the nine months ended September 30, 2017, an increase of $134.4 million compared with Economic Income (Loss) revenues of $253.9 million in the prior year.
Investment Banking.    Investment banking revenues increased $59.9 million to $158.1 million for the nine months ended September 30, 2017 compared with $98.2 million in the prior year period. During the nine months ended September 30, 2017, the Company completed 78 underwriting transactions and 11 strategic advisory transactions. During the nine months ended September 30, 2016, the Company completed 55 underwriting transactions, nine strategic advisory transactions and five debt capital market transactions. The average underwriting fee per transaction was 27.4% greater for the nine months ended September 30, 2017 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $55.8 million to $209.2 million for the nine months ended September 30, 2017, compared with $153.4 million in the prior year period. This was attributable to an increase in revenues due to the initiation of our credit trading business in May 2016 and the acquisition of Convergex Group in June 2017. Customer trading volumes across the industry (according to Bloomberg) decreased 12% for the nine months ended September 30, 2017 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $17.5 million to $17.4 million for the nine months ended September 30, 2017, compared with a loss of $0.1 million in the prior year period.
Other Income (Loss).    Other income (loss) for the segment increased $1.2 million to $1.2 million for the nine months ended September 30, 2017, compared with $0.1 million in the prior year period.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $104.4 million to $440.3 million for the nine months ended September 30, 2017, compared with $335.9 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $66.6 million to $276.9 million for the nine months ended September 30, 2017 compared with $210.3 million in the prior year period. The increase is due to $143.7 million higher revenues during 2017 as compared to 2016 which resulted in a higher compensation and benefits accrual. The compensation to revenue ratio was 57% for the nine months ended September 30, 2017 compared with 62% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $12.4 million to $86.6 million for the nine months ended September 30, 2017 compared with $74.2 million in the prior year period. The increase is primarily related to the acquisition of Convergex Group during June 2017.

The following table shows the components of the non-compensation expenses—fixed, for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Period-to-Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$17,107	$13,275	$3,832	29%
Professional, advisory and other fees	14,529	12,211	2,318	19%
Occupancy and equipment	24,371	22,109	2,262	10%
Service fees	9,850	6,270	3,580	57%
Expenses from equity investments	8,593	11,419	(2,826)	(25)%
Other	12,147	8,901	3,246	36%
Total	$86,597	$74,185	$12,412	17%
Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.1 million to $8.3 million for the nine months ended September 30, 2017 compared with $8.4 million in the prior year period.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $25.6 million to $70.3 million for the nine months ended September 30, 2017 compared with $44.7 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, related to the acquisition of Convergex Group during June 2017.
The following table shows the components of the non-compensation expenses—variable, for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Period-to-Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$46,022	$21,602	$24,420	113%
HealthCare Royalty Partners syndication costs	396	396	—	—%
Expenses related to Luxembourg companies	2,533	2,062	471	23%
Marketing and business development	19,789	18,991	798	4%
Other	1,546	1,698	(152)	(9)%
Total	$70,286	$44,749	$25,537	57%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the alternative investment segment remained constant at $1.7 million for the nine months ended September 30, 2017 compared to the prior year period.
Interest expense
Interest expense increased $0.6 million to $13.5 million for the nine months ended September 30, 2017 compared with $12.9 million in the prior year period. Interest expense primarily relates to debt issued during the first and fourth quarters of 2014 and the second quarter of 2017.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests decreased by $2.5 million to $4.1 million for the nine months ended September 30, 2017 compared with $6.6 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2017, we had cash and cash equivalents of $117.8 million and net liquid investment assets of $458.8 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of September 30, 2017 of $13.0 million. The Company intends to permanently reinvest the capital and accumulated earnings of its foreign subsidiaries in the respective subsidiary, but remits the current earnings of its foreign subsidiaries to the United States to the extent permissible under local regulatory rules. The undistributed earnings of the Company’s foreign subsidiaries totaled $3.2 million and $0.8 million as of September 30, 2017 and December 31, 2016, respectively, and the tax liability that would arise if these earnings were remitted to the United States would be approximately $0.5 million and $0.1 million, respectively.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At September 30, 2017, we had security deposits totaling $84.2 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of September 30, 2017:

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$18.4	(a)
HealthCare Royalty Partners funds (b)	6.2	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.4	7 years
Lagunita Biosciences, LLC	0.5	3 years
Eclipse Fund II, L.P.	0.9	8 years
Eclipse Continuity Fund I, L.P.	0.6	9 years
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
In connection with the issuance and sale of the Series A Convertible Preferred Stock, the Company entered into a capped call option transaction (the “Capped Call Option Transaction”) with Nomura Global Financial Products Inc. (the “option counterparty”) for $15.9 million. The Capped Call Option Transaction is expected generally to reduce the potential dilution to the Company’s Class A common stock (if the Company elects to convert to common shares) and/or offset any cash payments that the Company is required to make upon conversion of any Series A Convertible Preferred Stock. The Capped Call Option Transaction has an initial effective strike price of $26.27 per share, which matches the initial conversion price of the Series A Convertible Preferred Stock, and a cap price of $33.54 per share. However, to the extent that the market price of Class A common stock, as measured under the terms of the Capped Call Option Transaction, exceeds the cap price thereof, there would nevertheless be dilution and/or such cash payments would not be offset. As the Capped Call Option Transaction is a free standing derivative that is indexed to the Company's own stock price and the Company controls if it is settled in cash or stock it qualifies for equity classification as a reduction to additional paid in capital.
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
Cowen Execution is also subject to CFTC Regulation 1.17 (“Regulation 1.17”) and Options Clearing Corporation (“OCC”) Rule 302. Regulation 1.17 requires Cowen Execution to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by Rule 15c3-1, whichever is greater. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At September 30, 2017, the Company had $102.9 million of net capital in excess of this minimum requirement.
Ramius UK, CIL and Cowen Execution Services Ltd are subject to the capital requirements of the Financial Conduct Authority (“FCA”) of the UK. Financial Resources, as defined, must exceed the requirement of the FCA.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of September 30, 2017 was in excess of this minimum requirement.

Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2017. RCG Insurance Company’s capital and surplus as of September 30, 2017 totaled approximately $24.6 million.
As of September 30, 2017, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$83.4	$1.0	$82.4
Cowen Execution	$104.9	$1.4	$103.5
ATM Execution	$2.0	$0.3	$1.7
Cowen Prime	$10.9	$0.3	$10.6
Westminster Research	$12.0	$0.3	$11.7
Ramius UK	$0.2	$0.1	$0.1
Cowen International Limited	$11.4	$6.0	$5.4
Cowen Execution Services Ltd	$3.9	$2.0	$1.9
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
In accordance with the requirements of Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account, cash or acceptable qualified securities for the exclusive benefit of customers. As of September 30, 2017, Cowen Execution had segregated approximately $21.7 million of cash, while its required deposit was $13.4 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB”), as defined in Rule 15c3-3. PAB calculation is completed to allow each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its assets held by Cowen Execution as allowable assets in the correspondent's net capital calculation. At September 30, 2017, Cowen Execution had $18.4 million of cash on deposit in special reserve bank accounts for PAB, which was in excess of its required deposit of $35 million.
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
Operating Activities.    Net cash used by operating activities of $19.9 million for the nine months ended September 30, 2017 was primarily related to (i) purchases of securities owned, at fair value, (ii) an increase in receivable from brokers, dealers and clearing organizations and (iii) a decrease in payable to brokers, dealers and clearing organizations partially offset by (i) net income, (ii) an increase in payable to customers, (iii) cash acquired through acquisition and (iv) sales of securities owned, at fair value. Net cash used in operating activities of $339.3 million for the nine months ended September 30, 2016 was primarily related to purchases of other investments and cash used to pay for year end bonuses.
Investing Activities.    Net cash used in investing activities of $0.7 million for the nine months ended September 30, 2017 was primarily related to the purchase of Convergex Group and purchases of other investments offset partially by sales of other investments and fixed assets. Net cash provided by investing activities of $41.9 million for the nine months ended September 30, 2016 was primarily related to proceeds from the repayment of certain loans made for investing purposes and sales of other investments offset partially by the purchases of other investments and fixed assets.
Financing Activities.    Net cash provided by financing activities for the nine months ended September 30, 2017 of $27.4 million was primarily related to borrowings on a term loan and contributions from non-controlling interests in Consolidated Funds offset partially by withdrawals from non-controlling interests in Consolidated Funds and repayments on notes and debt.

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
The Company recorded interest expense of $1.1 million and $1.1 million for the three months ended September 30, 2017 and 2016, and $3.4 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively. The initial unamortized discount on the Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying condensed consolidated statements of operations is $1.9 million and $1.7 million for the three months ended September 30, 2017 and 2016, and $5.6 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $3.7 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the Convertible Notes.
Of the net proceeds from the sale of the Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction, which increases the effective conversion price to $28.72 (see Note 6), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
On October 10, 2014 the Company completed its public offering of $63.3 million aggregate principal amount of 8.25% senior notes due on October 15, 2021 ("2021 Notes"). Interest on the 2021 Notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing on January 15, 2015. The Company recorded interest expense of $1.3 million and $1.3 million for the three months ended September 30, 2017 and 2016, and $3.9 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively. The Company capitalized debt issuance costs of approximately $2.9 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2021 Notes.
The 2021 Notes were issued pursuant to an Indenture, dated as of October 10, 2014 (the “Senior Indenture”), by and among the Company and The Bank of New York Melon, as trustee. The Senior Indenture contains covenants that, among other things, limit (subject to certain exceptions) the Company’s ability and the ability of the Company’s Restricted Subsidiaries (as defined in the Senior Indenture) to: (1) incur debt (including certain preferred stock), if the incurrence of such indebtedness would cause the Company’s consolidated fixed charge coverage ratio, as defined in the Senior Indenture, to fall below 2.0 to 1.0, (2) pay dividends or make distributions on its capital stock, or purchase, redeem or otherwise acquire its capital stock, and (3) grant liens securing indebtedness of the Company without securing the 2021 Notes equally and ratably. If certain conditions are met, certain of these covenants may be suspended. As of September 30, 2017, the Company was in compliance with these covenants.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 29, 2018. The loan is secured by the value of the Company's limited partnership interests in two affiliated funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million for the three months ended September 30, 2017, and $0.4 million for the nine months ended September 30, 2017, respectively.
Other Notes Payable
During January 2017, the Company borrowed $2.1 million to fund insurance premium payments. This note has an effective interest rate of 1.50% and is due on December 31, 2017, with monthly payment requirements of $0.2 million. As of

September 30, 2017, the outstanding balance on this note payable was $0.4 million. Interest expense for the three and nine months ended September 30, 2017 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from January 2019 to April 2021 and interest rates ranged from 4.21% to 7.25%. As of September 30, 2017, the remaining balance on the aircraft financing agreements was $8.5 million. Interest expense was $0.2 million and $0.2 million for the three months ended September 30, 2017 and 2016, and $0.6 million and $0.5 million for the three and nine months ended September 30, 2017 and 2016, respectively.
Capital Lease Obligations
The Company has entered into a capital lease for computer equipment, which amounted to $5.5 million and recorded in fixed assets as capital lease obligations. In addition, as part of the Convergex Group acquisition, the Company holds two capital leases for computer equipment which amounted to $0.8 million and are recorded as capital lease obligations. These capital lease obligations are included in short-term borrowings and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 4.25% to 5.69%. As of September 30, 2017, the remaining balance on these capital leases was $3.1 million. Interest expense was $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, and $0.1 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.
Letters of Credit
As of September 30, 2017, the Company has the following eight irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged as collateral, $10.4 million, as of September 30, 2017, and $5.5 million, as of December 31, 2016, due between March 2018 and December 2019, for reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
New York	$596	October 2017
New York	$2,811	October 2017
New York	$1,600	November 2017
San Francisco	$710	January 2018
Connecticut	$65	January 2018
Boston	$382	March 2018
New York	$355	April 2018
New York	$70	May 2018
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2017 and December 31, 2016, there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of September 30, 2017:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment/Aircraft Leases, Service Payments and Facility Leases
Real Estate	$108,086	$6,351	$47,222	$35,217	$19,296
Service Payments	45,028	14,832	28,706	1,490	—
Equipment leases	3,828	562	2,435	671	160
Aircraft	2,310	315	1,995	—	—
Total	159,252	22,060	80,358	37,378	19,456
Debt
Convertible Debt	156,228	—	156,228	—	—
Note Payable	85,427	1,305	10,436	73,686	—
Revolver	29,260	—	29,260	—	—
Other Notes Payable	10,080	862	5,343	3,875	—
Total	$280,995	$2,167	$201,267	$77,561	$—
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
The fund is currently winding-down as of September 30, 2017 and the clawback obligations were $6.2 million (see Note 6 to the Company's condensed consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of September 30, 2017, is as follows:

	Convertible Debt	Note Payable	Term Loan	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2017	$—	$1,305	$—	$862	$467
2018	4,485	5,218	29,260	1,933	1,699
2019	151,743	5,218	—	3,410	399
2020	—	5,218	—	1,363	320
2021	—	68,468	—	2,512	320
Thereafter	—	—	—	—	160
Subtotal	156,228	85,427	29,260	10,080	3,365
Less (a)	(20,039)	(24,286)	(1,178)	(1,185)	(216)
Total	$136,189	$61,141	$28,082	$8,895	$3,149

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of September 30, 2017. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In accordance with these standards, the Company presently consolidates six funds for which it acts as the general partner and investment manager. As of September 30, 2017 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Caerus Select Fund LP ("Caerus LP") (between May 1, 2016 through March 1, 2017 when the fund was liquidated), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") (from December 31, 2015 through July 31, 2017 when the fund was liquidated) and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 16 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2017 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2017.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and nine months ended September 30, 2017, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2017.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the nine months ended September 30, 2017.

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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended September 30, 2017.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Convergex Execution Solutions LLC, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Convergex Execution Solutions LLC, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. The Company expects the U.S. Supreme Court to make a decision on whether to grant the writ of certiorari in the fourth quarter of 2017 or first quarter of 2018, but we cannot predict when the U.S. Supreme Court will issue a decision. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as amended in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2017, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $138.3 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended September 30, 2017, the Company did not repurchase any shares of Cowen Class A stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended September 30, 2017. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (July 1, 2017 – July 31, 2017)
Common stock repurchases(1)	—	$—	—	22,556,160
Employee transactions(2)			—	—
Total	—

Month 2 (August 1, 2017 – August 31, 2017)
Common stock repurchases(1)				22,556,160
Employee transactions(2)	17	$15.00	—	—
Total	17	$15.00

Month 3 (September 1, 2017 – September 30, 2017)
Common stock repurchases(1)				22,556,160
Employee transactions(2)	9,321	$16.55	—	—
Total	9,321	$16.55

Total (July 1, 2017 – September 30, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	9,338	$16.55	—	—
Total	9,338	$16.55	—

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $138.3 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN INC.
		By:	/s/ PETER A. COHEN
		Name:	Peter A. Cohen
		Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	October 30, 2017	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
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