Form 10-K
period 2017-12-31
COWEN INC.
filed 2018-03-06
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2017	Commission file number: 001-34516
Cowen Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0423711 (I.R.S. Employer Identification No.)
599 Lexington Avenue
New York, New York 10022
(212) 845-7900
(Address, including zip code, and telephone number, including area code, of registrant's principal executive office)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	The Nasdaq Global Market
7.35% Senior Notes due 2027	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the Class A common stock on the NASDAQ Global Market on that date was $476,392,881.
As of March 5, 2018 there were 28,985,051 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders.

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

iii

PART I
When we use the terms "we," "us," "Cowen" and the "Company," we mean Cowen Inc., a Delaware corporation, its consolidated subsidiaries and entities in which it has a controlling financial interest, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.
Item 1.    Business
Overview
Cowen Inc. (formerly Cowen Group, Inc.), a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment management, investment banking, research, sales and trading, prime brokerage, global clearing and commission management services through its two business segments: investment management and broker-dealer. The investment management segment includes private funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles and also manages a significant portion of the Company’s proprietary capital. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research, sales and trading platform for institutional investors, global clearing and commission management services and also a comprehensive suite of prime brokerage services.
The Company's investment management platform, which operates primarily under the Cowen Investment Management name (formerly "Ramius"), offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") since 1997. The Company's investment management business offers investors access to a number of strategies to meet their specific needs including long/short equity, merger arbitrage, activism, health care royalties, private healthcare and private real estate. The Company's investment management business focuses on attracting and retaining talented in-house and affiliated investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested some of its capital in its aviation and reinsurance businesses. Our investment management business had approximately $11.0 billion of assets under management as of January 1, 2018. See the section titled "Assets Under Management and Fund Performance" for further analysis.
Our broker-dealer businesses include investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. Our primary target sectors ("Target Sectors") are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. We provide research and brokerage services to over 4,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our target sectors. The broker-dealer segment also offers a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
On December 5, 2016, the Company effected a one-for-four reverse stock split of our common stock. Except where the context indicates otherwise, all share and per share information has been retroactively adjusted to reflect the reverse stock split.
Principal Business Lines
Investment Management Products and Services
Investment Management Strategies
The Company's investment management strategies are focused on addressing the needs of institutional investors and high net worth individuals to preserve and grow allocated capital. The Company and its affiliated investment advisors offer a variety of investment management products that provide access to a number of strategies, including merger arbitrage, long/short equity, activism and private healthcare. The Company and one of its affiliated investment advisors also manage certain multi-strategy private funds that are currently in wind-down. The majority of assets remaining in these private funds include investments in private companies, real estate investments and special situations.
Real Estate
Our real estate business focuses on generating attractive, risk adjusted returns by creating and offering to investors vehicles that invest in real estate using an owner/manager approach. We underwrite securities issued by and provide advice and financing in connection with redevelopment of all real estate property types and have done so since 1999. This approach emphasizes a focus on real estate fundamentals and potential market inefficiencies. The RCG Longview platform of real estate funds provides senior bridge loans, subordinated mortgages, mezzanine loans, and preferred equity through its debt fund series, and makes equity investments through its equity funds. As of December 31, 2017, the members of the general partners of the RCG Longview platform of funds and their affiliates, independent of the RCG Longview funds, collectively owned interests in and/or managed over 21,000 apartments and approximately 21 million square feet of commercial space for their own accounts. The Company's ownership interests in the various general partners of the RCG Longview funds range from 20% to 55%.
HealthCare Royalty Partners
The Company’s healthcare royalties business primarily purchases royalties and uses debt-like structures to invest in commercial or near-commercial stage life science assets (through the funds managed by HealthCare Royalty Partners).  We share the net management fees from the HealthCare Royalty Partners funds equally with the founders of HealthCare Royalty Partners. In addition, we have interests in the general partners of the HealthCare Royalty Partners funds ranging from 25% to 40.2%.
Broker-Dealer Business
Investment Banking
Our investment banking professionals are focused on providing strategic advisory and capital raising services to United States ("U.S.") and international public and private companies in our Target Sectors. By focusing on our Target Sectors over a long period of time, we have developed a significant understanding of the unique challenges and demands with respect to public and private capital raising and strategic advice in these sectors. Our advisory and capital raising capabilities begin at the early stages of a private company's accelerated growth phase and continue through its evolution as a public company. Our advisory business focuses on mergers and acquisitions, including providing fairness opinions and providing advice on other strategic transactions. Our capital markets capabilities include equity, including private investments in public equity and registered direct offerings, credit and fixed income, including public and private debt placements, exchange offers, consent solicitations and tender offers, as well as origination and distribution capabilities for convertible securities. We have a unified capital markets group which we believe allows us to be effective in providing cohesive solutions for our clients. Historically, a significant majority of our investment banking revenue has been earned from high-growth small and mid-capitalization companies. The Company, from time to time, may invest in private capital raising transactions of its clients.
Brokerage
Our team of brokerage professionals serves institutional investor clients in the U.S. and internationally. We trade common stocks, listed options, equity-linked securities and other financial instruments on behalf of our clients and offer a full-service suite of introduced prime brokerage services targeting emerging private fund managers. We provide our clients with an electronic execution suite. We provide global, multi-asset class algorithmic execution trading models to both buy side and sell side clients and also offer execution capabilities relating to these trading models through ATM Execution LLC ("ATM Execution"). We also provide our clients with commentary on political, economic and market conditions. We have relationships with over 4,000 institutional investor clients. Our brokerage team is comprised of experienced professionals dedicated to our Target Sectors, which allows us to develop a level of knowledge and focus that we believe differentiates our brokerage capabilities from those of many of our competitors. We tailor our account coverage to the unique needs of our clients. We believe that our sector traders are able to provide superior execution because of their knowledge of the interests of our institutional investor clients in specific companies in our Target Sectors.
In connection with the brokerage services we provide, our sales professionals also provide our institutional investor clients with access to the management of our investment banking clients outside the context of financing transactions. These meetings are commonly referred to as non-deal road shows. Non-deal road shows allow our investment banking clients to increase their visibility within the institutional investor community while providing our institutional investor clients with the opportunity to further educate themselves on companies and industries through meetings with management. We believe our deep relationships with company management teams and our sector-focused approach provide us with broad access to management for the benefit of our institutional investor and investment banking clients.
Research
As of December 31, 2017, we had a research team of 49 senior analysts covering approximately 931 companies. Within our equity coverage universe, approximately 30% are healthcare companies, 23% are TMT (technology, media and telecom) companies, 16% are energy companies, 13% are capital goods and industrial companies, 4% are basic materials companies and 14% are consumer companies. Our differentiated approach to research focuses our analysts' efforts toward delivering specific investment ideas and de-emphasizes maintenance research.  We place significant emphasis on analyst collaboration, both within and between sectors. We sponsor a number of conferences every year that are focused on our Target

Sectors and sub-sectors. During these conferences we highlight our investment research and provide significant investor access to corporate management teams. We provide research solely through our broker-dealers in connection with our provision of brokerage services.
Information About Geographic Areas
We are principally engaged in providing investment management services to global institutional investors and investment banking sales and trading and research services to corporations and institutional investor clients primarily in the United States. We provide brokerage services to companies and institutional investor clients in Europe through our broker-dealers located in the United Kingdom ("U.K.") Cowen International Limited ("Cowen International Ltd") and Convergex Limited (subsequently renamed to Cowen Execution Services Limited) (“Cowen Execution Ltd”).
Employees
As of March 5, 2018, the Company had 1,124 employees.
Competition
We compete with many other firms in all aspects of our business, including raising funds, seeking investment opportunities and hiring and retaining professionals, and we expect our business will continue to be highly competitive. The investment management and broker-dealer industries are currently undergoing contraction and consolidation, reducing the number of industry participants and generally resulting in the larger firms being better positioned to retain and gain market share. We compete in the United States and globally for investment opportunities, investor capital, client relationships, reputation and talent. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of these competitors continue to raise additional amounts of capital to pursue investment strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. Our competitive position depends on our reputation, our investment performance and processes, the breadth of our business platform and our ability to continue to attract and retain qualified employees while managing compensation and other costs. For additional information regarding the competitive risks that we face, see "Item 1A Risk Factors-Risks Related to the Company's Investment Management Business" and "Risk Factors-Risks Related to the Company's Broker-Dealer Business."
Regulation and Compliance
Our businesses, as well as the financial services industry generally, are subject to extensive regulation, including periodic examinations by governmental and self-regulatory organizations, in the United States and the jurisdictions in which we operate around the world. As a publicly traded company in the United States, we are subject to the U.S. federal securities laws and regulation by the SEC. Through our investment management and broker-dealer businesses we are subject to regulation by the SEC, the U.S. Commodity Futures Trading Commission (the "CFTC"), the Financial Industry Regulatory Authority, Inc. (“FINRA”) the National Futures Association (“NFA”), other self-regulatory organizations related to the financial services industry and the fifty state securities commissions in the U.S. and by the U.K. Financial Conduct Authority (“FCA”).
Virtually all aspects of our business are subject to various laws and regulations both inside and outside the United States, some of which are summarized below. Regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. Governmental authorities in the United States and in the other countries in which we operate from time to time propose additional disclosure requirements and regulations covering our investment management funds, our broker-dealers and our asset management business. The rules governing the regulation of the various aspects of our business are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.
Rigorous legal and compliance analysis of our businesses and investments is important to our culture and risk management. We conduct regular training of our personnel to ensure that they are familiar with the laws and regulations governing our business and applicable to our clients as well as with our company's policies and procedures. In addition, we have adopted and implemented disclosure controls and procedures and internal controls over financial reporting, which have been documented, tested and assessed for design and operating effectiveness in compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of conduct, compliance systems, communication of compliance guidance, conduct of annual compliance reviews and on-going employee education and training. Our corporate risk management function further analyzes our business, investment and other key risks, reinforcing their importance in our environment. We have a compliance group that monitors our compliance with all of the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our General Counsel supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, position reporting, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities. Our compliance group also monitors the information barriers that we maintain between those of our different businesses that we are required to conduct separately or which present conflicts of interest, which we address through the use of information barriers. We believe that our various businesses' access to the intellectual capital, contacts and relationships that reside throughout our company's benefits all of our businesses. However, in order to maximize that access without compromising our legal and contractual obligations, our compliance group oversees and monitors the communications between or among our company's different businesses to ensure that we maintain material non-public information, client information and other confidential information in strict confidence. All parts of our business, including our brokerage and our investment management businesses, from time to time are subject to regulatory exams, investigations and proceedings, and our broker-dealers have received fines and penalties for infractions of various regulations relating to our activities. For additional information regarding the regulatory and compliance risks that we face, see "Item 1A Risk Factors-Risks Related to the Company's Investment Management Business" and "Risk Factors-Risks Related to the Company's Broker-Dealer Business."
Investment Management Business
The investment advisers responsible for the Company's investment management business are all registered as investment advisers with the SEC or rely upon the registration of an affiliated adviser. In addition, two of our investment advisers are also registered as Commodity Pool Operators (“CPOs”) and therefore are also subject to regulation by the NFA and the CFTC in respect to the futures and commodity-related fund business conducted by it.
Registered investment advisers are subject to the requirements of the Advisers Act and the regulations promulgated thereunder. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, operational and marketing requirements, disclosure obligations, conflicts of interest, fees and prohibitions on fraudulent activities. The NFA and the CFTC each also administer a comparable regulatory system covering futures contracts and various other financial instruments that provide exposure to commodities, including swaps in which certain investment management products operated by the Company or its investment advisory affiliates or subsidiaries may invest.
The investment activities of our investment management business are also subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Securities Act of 1933, as amended (the "Securities Act"), the Investment Company Act of 1940, as amended ("the Investment Company Act") and various other statutes as well as the laws of the fifty states and the rules of various United States and non-United States securities exchanges related and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., options and futures position limits, execution requirements and reporting obligations) and market regulation policies in the United States and globally. Congress, regulators, tax authorities and others continue to explore and implement regulations governing all aspects of the financial services industry. Most of our registered investment advisers are required to report certain information about a number of their investment management funds to the SEC and the two advisers registered as CPOs are also required to report certain information about a number of their commodity pools to the CFTC, pursuant to systemic risk reporting requirements adopted by both agencies.
In addition, certain of our investment advisers act as a “fiduciaries” under the Employee Retirement Income Security Act of 1974 (“ERISA”) and similar state laws with respect to private and public benefit plan clients.  As such, the advisers, and certain of the investment management funds they advise, may be subject to ERISA and similar state law requirements and to regulations promulgated thereunder. ERISA, similar state laws and applicable provisions of the Internal Revenue Code of 1986 (the “IRC”), which regulate services provided to individual retirement accounts, impose duties on persons who are fiduciaries and other types of service providers to benefit plans and individual retirement accounts under ERISA, such state laws and the IRC, prohibit specified transactions involving IRA and benefit plan clients subject to ERISA or similar state laws (absent the availability of specified exemptions) and provide monetary penalties for violations of these prohibitions. In 2016, the U.S. Department of Labor (the “DOL) adopted amendments to the definition of “fiduciary” under the ERISA, which became applicable in June 2017, but is subject to delays in enforcement of certain of the provisions, including with respect to the applicability date for certain exemptions that were published by the DOL in connection with the amendments to the fiduciary rule. The fiduciary rule impacts certain aspects of the Company’s business, including sales of interest in private funds to IRAs and structuring of financial services to ERISA plans and IRAs. The Company has restructured its documentation and aspects of its business to comply with the fiduciary rule and to ensure that the Company does not become an unintended fiduciary.

Enacted on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was expansive in scope and led to the adoption of extensive regulations by the CFTC, the prudential regulators, the SEC and other governmental agencies. The current administration has suggested that it will seek to roll back some of this regulation, although it is not possible to predict whether changes will be made. Since its adoption, the Dodd-Frank Act has had an impact on the costs associated with derivatives trading by the Company and its clients, including as a result of requirements that transactions be margined, trade reported and, in some cases, centrally cleared.
The Dodd-Frank Act established the Financial Services Oversight Council (the "FSOC") to identify threats to the financial stability of the United States, promote market discipline, and respond to emerging risks to the stability of the United States financial system. The FSOC is empowered to determine whether the material financial distress or failure of a non-bank financial company would threaten the stability of the United States financial system, and such a determination can subject a non-banking finance company to supervision by the Board of Governors of the Federal Reserve and the imposition of standards and supervision including stress tests, liquidity requirements and enhanced public disclosures including the authority to require the supervision and regulation of systemically significant non-bank financial companies. We do not believe we are at risk of being considered a systemically significant non-bank financial company.
The regulation of swaps and derivatives under the Dodd-Frank Act directly affects the manner by which our investment management business utilizes and trades swaps and other derivatives, and has generally increased the costs of derivatives trading conducted on behalf of our clients. The European Union ("E.U.") (and some other countries) are now in the process of implementing similar requirements that will affect derivatives transactions with a counterparty organized in that country or otherwise subject to that country’s derivatives regulation.  The mandatory minimum margin requirements for bilateral derivatives adopted by the U.S. government and the E.U. came into effect in March 2017 in respect to variation margin and will be transitioned in through 2020 in respect to initial margin. Required margining of derivatives has affected our investment management business as these requirements generally increase costs associated with derivatives transactions and makes derivatives transactions more expensive.
Given our investment and insurance activities are carried out around the globe, we are subject to a variety of regulatory regimes that vary country by country. Our captive insurance and reinsurance companies are regulated by both the New York State Department of Finance and the Luxembourg Commissariat aux Assurances, respectively. E.U. financial reforms included a number of initiatives to be reflected in new or updated directives and regulations, the most significant of which is the amendment to the pan-European regulatory regime, the Markets in Financial Instruments Directive (“MiFID II”), which went into effect in January 2018. MiFID II regulates the provision of investment services and activities throughout the European Economic Area. MiFID II requires that investment managers and investment advisers located in the E.U. “unbundle” research costs from commissions. As a result, investment firms subject to MiFID II may no longer pay for research using client commissions or “soft dollars.” Going forward, such costs must be paid directly by the investment firm or through a research payment account funded by clients and governed by a budget that is agreed by the client. In the U.S., our investment management business expects to continue to pay for research using soft dollars consistent with applicable law. The change in regulations has also impacted the provisions of research by our U.S. broker-dealers. Because the acceptance of hard dollar payments would, under U.S. law, require registration as an investment adviser, our broker-dealers are requiring clients to continue to pay for research on a soft dollar basis unless the client is subject to MiFID II and we can rely on SEC relief so as not to have to register as an investment adviser.
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
Broker-Dealer Business
Cowen and Company, LLC ("Cowen and Company") is a registered broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico and is a member in good standing with FINRA. Self-regulatory organizations, including FINRA, adopt and enforce rules governing the conduct and activities of its member firms, including Cowen and Company, ATM Execution, and Cowen Prime Services LLC ("Cowen Prime"), Convergex Execution Solutions LLC (subsequently renamed to Cowen Execution Services LLC) ("Cowen Execution") and Westminster Research Associates LLC (“Westminster”). In addition, state securities regulators have regulatory or oversight authority over our broker-dealer entities. Accordingly, Cowen and Company, ATM Execution, Cowen Prime, Cowen Execution and Westminster are subject to regulation and oversight by the SEC and FINRA and Cowen Prime, Cowen Execution and Westminster are also registered with and subject to oversight by the NFA. The Company's U.S. broker-dealers are also members of, and subject to regulation by various exchanges, based on their lines of business. Additionally, Cowen International Ltd and Cowen Execution Ltd are primarily regulated by the U.K. FCA.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds, conflicts of interest, securities and information, capital structure, research/banking interaction, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as registered broker-dealers and members of various self-regulatory organizations, Cowen and Company, ATM Execution, Cowen Prime, Cowen Execution and Westminster are subject to the SEC's uniform net capital rule. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiaries may be limited.
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
Anti-money laundering laws outside the United States contain similar diligence and verification provisions. The obligation of financial institutions, including ours, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls that have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.
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
Item 1A.    Risk Factors
Risks Related to the Company's Businesses and Industry
        For purposes of the following risk factors, references made to the Company's funds include the various investment management products advised by the Company’s investment management business, the investment management products through which the Company invests its own capital, and real estate funds. References to the Company's broker-dealer business include Cowen and Company, ATM Execution, Cowen Execution, Westminster and Cowen Prime.
The Company
The Company's investment management and broker-dealer businesses have incurred losses in prior periods and may incur losses in the future.

While the Company's broker-dealer business was profitable on an economic income basis for the year ended December 31, 2017, the Company's investment management business incurred a loss. In addition, the Company's broker-dealer business and investment management business have incurred losses in prior periods. For example, the Company's broker-dealer business incurred losses in each of the years ended December 31, 2016, 2013 and 2012. In addition, the Company's investment management business incurred losses in each of the years ended December 31, 2016, 2009 and 2008. The Company may incur losses in any of its future periods. Future losses may have a significant effect on the Company's liquidity as well as our ability to operate.
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
The success of our businesses is based largely on the quality of our employees and we must continually monitor the market for their services and seek to offer competitive compensation. In challenging market conditions, which occurred in recent years, it may be difficult to pay competitive compensation without the ratio of our compensation and benefits expense to revenues becoming higher. In addition, a portion of the compensation of many of our employees takes the form of restricted stock or deferred cash that vest over a period of years, which is not as attractive to existing and potential employees as compensation consisting solely of cash or a lesser percentage of stock or other deferred compensation that may be offered by our competitors.
Difficult market conditions, market disruptions and volatility have adversely affected, and may in the future adversely affect, the Company's businesses, results of operations and financial condition.
The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses may be materially affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts, protests or security operations). Challenging market conditions could affect the level and volatility of securities prices and the liquidity and the value of investments in the Company's funds or other investments in which the Company has investments of its own capital, and the Company may not be able to effectively manage its investment management business's exposure to challenging market conditions. Challenging market conditions can also adversely affect the Company's broker-dealer business as increased volatility and lower stock prices can make companies less likely to conduct transactions.
Volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including funds, or negative returns from the investments made by the Company could adversely affect the Company's results of operations and statement of financial condition.
The Company invests a significant portion of its capital base to help drive results and facilitate growth of its investment management and broker-dealer businesses. As of December 31, 2017, the Company's invested capital amounted to a net value $695.3 million (supporting a long market value of $1,063.8 million), representing approximately 93% of Cowen's stockholders' equity presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In accordance with US GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including funds, will result in volatility of the Company's results. In addition, the investments made by the Company may not generate positive returns. As a result, changes in value or negative returns from investments made by the Company may have an adverse effect on the Company's financial condition or operations in the future.
If the Company were deemed an investment company under the U.S. Investment Company Act, applicable restrictions could make it impractical for the Company to continue its respective businesses as contemplated and could have a material adverse effect on the Company's businesses and prospects.
We are primarily engaged in a non-investment company business and believe the nature of our assets and the sources of our income exclude us from the definition of an investment company under the Investment Company Act.
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
Liquidity, or ready access to funds, is essential to the operations of financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to Cowen and Company's trading business and Cowen Execution's clearing business and perceived liquidity issues may affect the willingness of the Company's broker-dealer clients and counterparties to engage in brokerage transactions with Cowen and Company and Cowen Execution. Cowen and Company's and Cowen Execution's liquidity could be impaired due to circumstances that the Company may be unable to control, such as a general market disruption or an operational problem that affects Cowen and Company and Cowen Execution, its trading clients or third parties. Furthermore, the Company's ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.
The Company primarily depends on its subsidiaries to fund its operations. Cowen and Company, ATM Execution, Cowen Prime, Cowen Execution, and Westminster are subject to the net capital requirements of the SEC and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Cowen International Ltd, Ramius UK Ltd. ("Ramius UK"), Cowen Execution and the Company's U.K. registered broker-dealer subsidiaries, are subject to the capital requirements of the U.K. FCA. Any failure to comply with these capital requirements could impair the Company's ability to conduct its broker-dealer business.

The Company's investment management and broker-dealer businesses' subsidiaries may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions which could have a material adverse effect on the Company's businesses and the performance of the Company's funds.
Market disruptions like those experienced in 2008 have led to an increase in governmental as well as regulatory scrutiny from a variety of regulators, including the SEC, CFTC, FINRA, NFA, U.S. Treasury, the NYSE and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. The Company may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The Company also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The Company could be fined, prohibited from engaging in some of its business activities or subjected to limitations or conditions on its business activities. In addition, the Company could incur significant expense associated with compliance with any such legislation or regulations or the regulatory and enforcement environment generally. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on the financial condition and results of operations of the Company or cause significant reputational harm to the Company, which could seriously affect its business prospects.
The activities of certain of the Company's subsidiaries and affiliates are regulated primarily within the U.S. by the SEC, FINRA, the NFA, the CFTC and other self-regulatory organizations, as well as various state agencies, and are also subject to regulation by other agencies in the various jurisdictions in which they operate and are offered, including the FCA and the European Securities and Markets Authority. Certain legislation proposing greater regulation of the industry is regularly considered by the U.S. Congress - as well as by the governing bodies of non-U.S. jurisdictions - and from time to time adopted as in the case of the Dodd-Frank Act in the U.S. and MiFID II in the E.U.
The investment advisers responsible for the Company's investment management business are all registered as investment advisers with the SEC or rely upon the registration of an affiliated adviser. In addition, two of our investment advisers are also registered as CPOs and therefore subject to CFTC and NFA regulations.  Certain investment advisors and/or the investment management products they advise are also subject to regulation by various regulatory authorities outside the U.S., including the U.K. FCA, the Swedish FCA and the European Securities and Markets Authority and may indirectly be subject to MiFID II regulations. Moreover, recent rulemaking by the SEC and certain non-U.S. regulatory bodies have imposed trading restrictions and reporting requirements on short selling, which have impacted certain of the investment strategies implemented on behalf of the Company's Funds, and continued restrictions on or further regulations of short sales could also negatively impact their performance.
These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant permits and to regulate marketing and sales practices and the maintenance of adequate financial resources as well as significant reporting obligations to regulatory authorities. Under the E.U. Alternative Investment Fund Managers Directive, the Company will only be permitted to actively market its funds in the E.U. if certain disclosure and reporting obligations are met, and certain cooperation arrangements with the domicile of the investment vehicle are in place. As such, the Company may need to modify its strategies or operations, face increased constraints on its investment management business or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. It is difficult to predict the impact of such legislative initiatives on the Company and the markets in which it operates and/or invests.
It is difficult to predict what other changes may be instituted in the future in the regulation of the Company or the markets in which they invest, or the counterparties with which it does business, in addition to those changes already proposed or adopted in the U.S. or other countries. Any such regulation could have a material adverse effect on the profit potential of the Company’s operations.
Finally, financial services firms are subject to numerous perceived or actual conflicts of interest, which have drawn and which we expect will continue to draw scrutiny from the SEC and other federal and state regulators. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny, which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Regulations have also been focusing on potential conflicts of interest or issues relating to impermissible disclosure of material nonpublic information. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if it fails to do so. Such policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

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
In general, the Company is exposed to risk of litigation by investors in its investment management business if the management of any of its funds is alleged to have been grossly negligent or fraudulent. Investors or beneficial owners of the Company’s funds could sue to recover amounts lost due to any alleged misconduct, up to the entire amount of the loss. In addition, the Company faces the risk of litigation from investors and beneficial owners of any of its funds if applicable restrictions are violated. In addition, the Company is exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. In the majority of such actions the Company would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although the Company is contractually entitled to indemnification from its funds, our rights to indemnification may be challenged. If the Company is required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds, if any, or is not wholly indemnified, our business, results of operations and financial condition could be materially adversely affected. In its investment management business, the Company is exposed to the risk of litigation if a fund suffers catastrophic losses due to the failure of a particular investment strategy or due to the trading activity of an employee who has violated market rules or regulations. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances which are materially damaging to the Company's reputation and businesses.
The potential for conflicts of interest within the Company, and a failure to appropriately identify and deal with conflicts of interest could adversely affect our businesses.
Due to the combination of our investment management and broker-dealer businesses, we face an increased potential for conflicts of interest, including situations where our services to a particular client or investor or our own interests in our investments conflict with the interests of another client. Such conflicts may also arise if our broker-dealer business has access to material non-public information that may not be shared with our investment management business or vice versa. Additionally, our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions.
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

There is a risk that the Company's employees or partners could engage in misconduct that materially adversely affects the Company's business, including a decrease in returns on its own invested capital. The Company is subject to a number of obligations and standards arising from its businesses. The violation of these obligations and standards by any of the Company's employees could materially adversely affect the Company and its investors. For instance, the Company's businesses require that the Company properly deal with confidential information. If the Company's employees were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. If one of the Company's employees were to engage in misconduct or were to be accused of such misconduct, the business and reputation of the Company could be materially adversely affected.
The Company may be unable to successfully identify, manage and execute future acquisitions, investments and strategic alliances, which could adversely affect our results of operations.
We intend to continually evaluate potential acquisitions, investments and strategic alliances to expand our investment management and broker-dealer businesses. In the future, we may seek additional acquisitions, investments, strategic alliances or similar arrangements, which may expose us to risks such as:

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has adversely affected, and may continue to adversely affect, the Company's business.
Enacted on July 21, 2010, the Dodd-Frank Act was expansive in scope and led to the adoption of extensive regulations by the CFTC, the prudential regulators, the SEC and other governmental agencies. The current administration has suggested that it will seek to roll back some of this regulation, although it is not possible to predict whether changes will be made. Since its adoption, the Dodd-Frank Act has had an impact on the costs associated with derivatives trading by the Company and its clients, including as a result of requirements that transactions be margined, trade reported and, in some cases, centrally cleared.
Heightened cyber-security risks may disrupt our businesses, result in losses or limit our growth.
We may be subject to cyber-attacks on our critical data and we may not be able to anticipate or prevent all such attacks. We may not have the resources or technical sophistication to anticipate or prevent current or rapidly evolving types of cyber- attacks. Attacks may be targeted at us, our clients or our vendors. We may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information and communication systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. In addition, advances in computer capabilities, or other technological developments may result in the technology and security measures used by us to protect our systems being breached or compromised. Breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships.
The occurrence of any failure, interruption or security breach of our information or communication systems could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.
If securities analysts stop publishing research or reports about us or our business or if they downgrade our common stock, the market price of our common stock and, consequently, the trading price of our other securities could decline.
The market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If any analyst who covers us downgrades our stock or lowers its future stock price targets or estimates of our operating results, our stock price could decline rapidly. Furthermore, if any analyst ceases to cover us, we could lose visibility in the market, which in turn could cause the market price of our securities to decline.
Risks relating to the Company's financing transactions.
We are a holding company and rely upon our subsidiaries for cash flow to make payments of principal and interest on our outstanding indebtedness.
We are a holding company with no business operations or assets other than the capital stock of our direct and indirect subsidiaries. Consequently, we are dependent on dividends, distributions, loans and other payments from these subsidiaries to make payments of principal and interest on all of our indebtedness including our senior notes due 2027 (the “2027 Notes”), our cash convertible notes due 2019 (the “2019 Convertible Notes”) and our convertible notes due 2022 (the "2022 Convertible Notes" and together with the 2019 Convertible Notes , the “Convertible Notes”)(the 2022 Convertible Notes, and together with the 2027 Notes and the 2019 Convertible Notes , the “Notes”). The ability of our subsidiaries to pay dividends and make other payments to us will depend on their cash flows and earnings, which, in turn, will be affected by all of the factors discussed in this annual report. The ability of our direct and indirect subsidiaries to pay dividends and make distributions to us may be restricted by, among other things, applicable laws and regulations and by the terms of any debt agreements or other agreements into which they enter. If we are unable to obtain funds from our direct and indirect subsidiaries as a result of restrictions under their debt or other agreements, applicable laws and regulations or otherwise, we may not be able to pay cash interest or principal on the Notes when due.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Despite our current consolidated debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we may be able to incur substantially more debt in the future, including secured debt. We are not restricted under the terms of the indentures governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indentures governing the Notes but that could diminish our ability to make payments on the Notes.
Future sales of our common stock in the public market could adversely impact the trading price of our securities.
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon vesting of restricted stock units and upon the conversion of the Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of our securities and impair our ability to raise capital through the sale of additional equity securities.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, we may be required to pay cash to settle any such conversion, which could adversely affect our liquidity.
The accounting method for convertible debt securities that may be settled in cash, such as the 2022 Convertible Notes, could have a material effect on our reported financial results.
Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as the 2022 Convertible Notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the 2022 Convertible Notes is valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our consolidated balance sheet. The equity component of the 2022 Convertible Notes is included in the additional paid-in capital section of our stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. This original issue discount will be amortized to non-cash interest expense over the term of the 2022 Convertible Notes, and we will record a greater amount of non-cash interest expense as a result of this amortization. Accordingly, we will report lower net income in our financial results because ASC 470-20 will require the interest expense associated with the 2022 Convertible Notes to include both amortization of the original issue discount and the 2022 Convertible Notes’ coupon interest, which could adversely affect our reported or future financial results and the trading price of our securities.

In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as the 2022 Convertible Notes) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the 2022 Convertible Notes are not included in the calculation of diluted earnings per share unless the conversion value of the 2022 Convertible Notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the 2022 Convertible Notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, are issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the 2022 Convertible Notes, then our diluted earnings per share could be adversely affected.
Notwithstanding the foregoing, because we may be required to elect to settle note conversions of the 2022 Convertible Notes solely in cash (or, subject to certain limitations, with a combination of cash and shares of our common stock) until we obtain the stockholder approval to issue shares of our common stock in full satisfaction of our conversion obligations, we have to separately account for the conversion option associated with the 2022 Convertible Notes as an embedded derivative under Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. Under this treatment, the 2022 Convertible Notes conversion option may be measured at its fair value and accounted for separately as a liability that is marked-to-market at the end of each reporting period. The initial value allocated to the conversion option will be treated as a debt discount that will be amortized into interest expense over the term of the Convertible Notes. For each financial statement period after the issuance of the 2022 Convertible Notes until we obtain the stockholder approval, a gain (or loss) will be reported in our statement of operations to the extent the valuation of the conversion option changes from the previous period.
As a result, we may experience related non-cash volatility to our net income (loss). In addition, as a result of the amortization of the debt discount, the interest expense associated with the 2022 Convertible Notes will be greater than the coupon rate on the 2022 Convertible Notes, which will result in lower reported net income. If we obtain the stockholder approval referred to above, then we expect that the conversion option will qualify for equity treatment and will no longer be marked to market at the end of each reporting period. However, we may never obtain this stockholder approval.
Certain provisions in the indentures governing the Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the Convertible Notes and the indentures governing the Convertible Notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
The ability to use our tax net operating loss ("NOL") carryforwards could be limited.
As of December 31, 2017, we had NOL carryforwards of $248.4 million available for use in future years. Section 382 of the IRC, as amended, provides that if a loss corporation undergoes an “ownership change” the use of its pre-change losses is limited, generally, to an amount each year equal to the product of the value of the Company’s equity and the long-term tax-exempt rate for the month in which the ownership change occurs. An “ownership change” is defined as an increase in the ownership of the loss corporation by so-called 5% shareholders of more than 50% over a rolling three-year period. Cowen did not undergo an ownership change during 2017.
Based on the facts in existence on the date hereof, we do not believe any material portion of our losses is subject to limitation under Section 382, or that conversion of the Convertible Notes into our common stock would trigger an ownership change. There can be no assurance that purchases or other acquisitions of our shares will not in the future trigger an ownership change, thereby substantially limiting our ability to use our NOLs going forward.
We may not be able to realize the value of our deferred tax assets.
At December 31, 2017, we have significant deferred tax assets that we have recognized based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We have recognized deferred tax assets because management believes, based on earnings and financial projections, that it is more likely than not that we will have sufficient future earnings to utilize these assets to offset future income tax liabilities. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty and ultimately depends on the existence of sufficient future taxable income. There can be no assurance that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax assets. Changes in facts and circumstances or unforeseen negative economic developments could require us to establish a valuation allowance in the future, potentially causing a material adverse effect on our future operating results and financial condition. In addition, as was the case in 2017 pursuant to the Tax Cuts and Jobs Act that was enacted in the US in December 2017, changes in statutory tax rates may change our deferred tax asset or liability balances, with either favorable or unfavorable impacts on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.
The terms of our Series A Convertible Preferred Stock contains certain restrictions on our operations.
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
Risks Related to the Company's Investment Management Business
The Company's profitability may be adversely affected by decreases in revenue relating to changes in market and economic conditions.
Market conditions have been and remain inherently unpredictable and outside of the Company's control, and may result in reductions in the Company's revenue and results of operations. Such reductions may be caused by a decline in assets under management, resulting in lower management fees and incentive income, an increase in the cost of financial instruments, lower investment returns or reduced demand for assets held by investment management products advised by the Company's investment management business, which would negatively affect its ability to realize value from such assets or continued investor redemptions, resulting in lower fees and increased difficulty in raising new capital.
These factors may reduce the Company's revenue, revenue growth and income and may slow the growth of the investment management business or may cause the contraction of the investment management business. In particular, negative performance reduces assets under management, which decreases the management fees and incentive income that the Company ultimately earns. Negative performance of the Company's funds or its own proprietary investments also decreases revenue derived from the Company's returns on investment of its own capital.
The Company's ability to increase revenues and improve profitability will depend on increasing assets under management in existing investment strategies and developing and marketing new investment products and strategies, including identifying and hiring or affiliating with new investment teams.
The Company’s investment management business generates management and incentive fee income based on its assets under management. If the Company is unable to increase its assets under management in its existing products it may be difficult to increase its revenues. The Company may launch new investment management products and hire or affiliate with new investment teams focusing on new investment strategies. If these products or strategies are not successful, or if the Company is unable to hire or affiliate with new investment teams, or successfully manage its relationships with its affiliated investment teams, the Company's profitability could be adversely affected.
The Company's revenues and, in particular, its ability to earn incentive income, would be adversely affected if its funds fall beneath their "high-water marks" as a result of negative performance.
Incentive income, which has historically comprised a substantial portion of the Company’s investment management business annual revenues, is, in most cases, subject to "high-water marks" whereby incentive income is earned by the Company only to the extent that the net asset value of an investment advisory product at the end of a measurement period exceeds the highest net asset value as of the end of a preceding measurement period for which the Company earned incentive income. The Company's incentive allocations are also subject, in some cases, to performance hurdles or benchmarks. To the extent the Company's funds experience negative investment performance, the investors in or beneficial owners of these funds would need to recover cumulative losses before the Company can earn incentive income with respect to the investments of those who previously suffered losses.
It may be difficult for the Company's investment management business to retain investment professionals during periods where market conditions make it more difficult to generate positive investment returns.
Certain of the Company's funds face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to such performance thresholds. This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns. For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation represents substantially all of the compensation the professional is entitled to receive during the year. If the investment professional's annual performance is negative, the professional may not be entitled to receive any performance-based compensation for the year. If the Company's funds produce investment results that are negative (or below the applicable hurdle or benchmark), the affected investment professionals may be incentivized to join a competitor because doing so would allow them to earn performance-based compensation without the requirement that they first satisfy the high-water mark.
Investors and beneficial owners in the Company's funds can generally redeem investments with prior notice. The rate of redemptions could accelerate at any time. Historically, redemptions have created difficulties in managing the liquidity of certain of the Company's funds, reduced assets under management and adversely affected the Company's revenues, and may do so in the future.
Investors and beneficial owners in the Company's funds may generally redeem their investments with prior notice, subject to certain initial holding periods. Investors may reduce the aggregate amount of their investments, or transfer their investments to other funds or asset managers with different fee rate arrangements, for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Furthermore, investors in the Company's funds may be investors in products managed by other asset managers where redemptions have been restricted or suspended. Such investors may redeem capital from Company's funds, even if the Company's funds' performance is superior, due to an inability to redeem capital from other managers. Increased volatility in global markets could accelerate the pace of redemptions. Redemptions of investments in the Company's funds could also take place more quickly than assets may be sold by those funds to meet the price of such redemptions, which could result in the relevant funds and/or the Company being in breach of applicable legal, regulatory and contractual requirements in relation to such redemptions, resulting in possible regulatory and investor actions against the Company and/or the Company's funds. If the Company's funds underperform, existing investors may decide to reduce or redeem their investments or transfer asset management responsibility to other asset managers and the Company may be unable to obtain new investment management business. Any such action could potentially cause further redemptions and/or make it more difficult to attract new investors.
The redemption of investments in the Company's funds could also adversely affect the revenues of the Company's investment management business, which are substantially dependent upon its assets under management. If redemptions of investments cause revenues to decline, they would likely have a material adverse effect on our business, results of operations or financial condition. If market conditions, negative performance or other factors cause an increased level of redemption activity returns, it could become more difficult to manage the liquidity requirements of the Company's funds, making it more difficult or more costly for the Company's funds to liquidate positions rapidly to meet redemption requests or otherwise. This in turn may negatively impact the Company's returns on its own invested capital.
In addition to the impact on the market value of assets under management, illiquidity and volatility of the global financial markets could negatively affect the ability of the Company's investment management business to manage inflows and outflows from the Company's funds. Several investment management managers, including the Company's investment management business, have in the past exercised, and may in the future exercise, their rights to limit, and in some cases, suspend, redemptions from the investment management products they advise. The Company's investment management business has also negotiated, and may in the future negotiate, with investors or exercise such rights in an attempt to limit redemptions or create a variety of other investor structures to bring assets and liquidity requirements into a more manageable balance. To the extent that the Company's investment management business has negotiated with investors to limit redemptions, it may be likely that such investors will continue to seek further redemptions in the future. Such actions may have an adverse effect on the ability of the Company's funds to attract new capital or to develop new investment platforms. Poor performance relative to other asset management firms may result in reduced investments in the Company's funds and increased redemptions. As a result, investment underperformance would likely have a material adverse effect on the Company's results of operations and financial condition.
Investments made by private funds, including the investments of the Company's own capital in the Company's private funds, are subject to other additional risks.
Investments by the Company's private funds are subject to certain risks that may result in losses. Decreases to assets under management as a result of investment losses or client redemptions may have a material adverse effect on the Company's revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. Additional risks include the following:

•	Generally, there are few limitations on private funds' investment strategies, which are often subject to the sole discretion of the management company or the general partner of such funds.

•
Private funds may engage in short selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security sold short may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions. Furthermore, the SEC and other regulatory authorities outside the United States have imposed trading restrictions and reporting requirements on short selling, which in certain circumstances may impair private funds' ability to use short selling effectively.

•
The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position through a combination of financial instruments. A private fund's trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the fund might only be able to acquire some but not all of the components of the position, or if the overall position were in need of adjustment, the fund might not be able to make such an adjustment. As a result, a private fund would not be able to achieve the market position selected by the management company or general partner of such fund, and might incur a loss in liquidating its position.

•
Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their respective liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This "systemic risk" may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms, other counterparties and exchanges) with which the private funds interact on a daily basis.

•
Private funds are subject to risks due to the potential illiquidity of assets. Private funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. The timely sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or highly costly for private funds to liquidate positions rapidly to meet margin calls, redemption requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time, if the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limitations on the market. In addition, increased levels of redemptions may result in increased illiquidity as more liquid assets are sold to fund redemptions.

•
Private fund assets are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, private funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade.

•
Private fund assets that are not denominated in the U.S. dollar are subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Officials in foreign countries may, from time to time, take actions in respect of their currencies that could significantly affect the value of a private fund’s assets denominated in those currencies or the liquidity of such investments. For example, a foreign government may unilaterally devalue its currency against other currencies, which would typically have the effect of reducing the U.S. dollar value of investments denominated in that currency. A foreign government may also limit the convertibility or repatriation of its currency or assets denominated in that currency. While the Company generally expects to hedge its exposure to currencies other than the U.S. dollar, and may do so through foreign currency futures contracts and options thereon, forward foreign currency exchange contracts, swaps or any combination thereof, but there can be no assurance that such hedging strategies will be implemented, or if implemented, will be effective. While a private fund may enter into currency hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance than if it had not engaged in such hedging transactions. For a variety of reasons, the Company may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Company from achieving the intended hedge or expose a private fund to risk of loss.

•
Private funds are also subject to the risk that war, terrorism, and related geopolitical events may lead to increased short-term market volatility and have adverse long-term effects on the U.S. and world economies and markets generally, as well as adverse effects on issuers of securities and the value of investments. War, terrorism, and related geopolitical events have led, and in the future may lead, to increased short-term market volatility and may have adverse long-term effects on U.S. and non-U.S. economies and markets generally. Those events, as well as other changes in U.S. and non-U.S. economic and political conditions, also could adversely affect individual issuers or related groups of issuers, securities markets, interest rates, credit ratings, inflation, investor sentiment and other factors affecting the value of the private fund's assets.
If the Company's fund's counterparty for any of its derivative or non-derivative contracts defaults on the performance of those contracts, the Company may not be able to cover its exposure under the relevant contract.
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
Counterparty risk is accentuated where the investment management product has concentrated its transactions with a single or small group of counterparties. Generally, private funds are not restricted from concentrating any or all of their transactions with one counterparty. Moreover, the Company's internal review of the creditworthiness of their counterparties may prove inaccurate. The absence of a regulated market to facilitate settlement and the evaluation of creditworthiness may increase the potential for losses.
In addition, these financing arrangements often contain provisions that give counterparties the ability to terminate the arrangements if any of a number of defaults occurs with respect to the Company's funds, including declines in performance or assets under management and losses of key management personnel, each of which may be beyond our control. In the event of any such termination, the Company's funds may not be able to enter into alternative arrangements with other counterparties and our business may be materially adversely affected.
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
Operational risks relating to the failure of data processing systems and other information systems and technology may disrupt our investment management business, result in losses and/or limit the business's operations and growth.
The Company's investment management business and its funds rely heavily on financial, accounting, trading and other data processing systems to, among other things, execute, confirm, settle and record transactions across markets and geographic locations in a time-sensitive, efficient and accurate manner. If any of these systems does not operate properly or are disabled, the Company could suffer financial loss, a disruption of its business, liability to the Company's funds, regulatory intervention and/or reputational damage. In addition, the Company's investment management business is highly dependent on information systems and technology, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate the operational needs of the Company's investment management business, or an increase in costs related to such information systems, could have a material adverse effect on the Company, both with respect to a decrease in the operational performance of its investment management business and an increase in costs that may be necessary to improve such systems.
The Company depends on its presence in New York, New York, where most of the Company's investment management personnel are located, for the continued operation of its business. We have taken precautions to limit the impact that a disruption to operations at our New York headquarters could cause (for example, by ensuring that the Company can operate independently of offices in other geographic locations). Although these precautions have been taken, a disaster or a disruption in the infrastructure that supports our investment management business, including a disruption involving electronic communications or other services used by the third parties with whom the Company's investment management business conducts business or directly affecting the New York, New York, headquarters, could have a material adverse impact on the Company's ability to continue to operate its investment management business without interruption. The Company's disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance might only partially reimburse us for our losses, if at all. Finally, the Company relies on third party service providers for certain aspects of its business, including for certain information systems and technology and administration of the

Company's funds. Severe interruptions or deteriorations in the performance of these third parties or failures of their information systems and technology could impair the quality of the Company's investment management business operations and could impact the Company's reputation and materially adversely affect our investment management business.
Certain of the Company's funds may invest in relatively high-risk, illiquid assets, and the Company may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amounts of these investments.
Certain of the Company's funds invest a portion of their assets in securities that are not publicly traded. In many cases, they may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or there may not be a public market for such securities. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, under certain conditions, the Company's funds may be forced to either sell securities at lower prices than they had expected to realize or defer, potentially for a considerable period of time, sales that they had planned to make. Investing in these types of investments can involve a high degree of risk, and the Company's funds may lose some or all of the principal amount of such investments, including our own invested capital.
Risk management activities may materially adversely affect the return on the Company's funds' investments if such activities do not effectively limit exposure to decreases in investment values or if such exposure is overestimated.
When managing the Company's funds' exposure to market risks, the relevant investment management product may use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative financial instruments to limit its exposure to changes in the relative values of investments that may result from market developments, including changes in interest rates, currency exchange rates and asset prices. The success of such derivative transactions generally will depend on the Company's ability to accurately predict market changes in a timely fashion, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, these transactions may result in poorer overall investment performance than if they had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. A perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged may not be attained. An imperfect correlation could give rise to a loss. Also, it may not be possible to fully or perfectly limit exposure against all changes in the value of an investment because the value of an investment is likely to fluctuate as a result of a number of factors, many of which will be beyond the Company's control or ability to hedge.
Fluctuations in currency exchange rates could materially affect the Company's investment management business and its results of operations and financial condition.
The Company uses U.S. dollars as its reporting currency. Investments in the Company's funds and managed accounts are made in different currencies, including Euros, Pounds Sterling, Australian Dollar and Yen. In addition, the Company's funds and managed accounts hold investments denominated in many foreign currencies. To the extent that the Company's revenues from its investment management business are based on assets under management denominated in such foreign currencies, our reported revenues may be significantly affected by the exchange rate of the U.S. dollar against these currencies. Typically, an increase in the exchange rate between U.S. dollars and these currencies will reduce the impact of revenues denominated in these currencies in the financial results of our investment management business. For example, management fee revenues derived from each Euro and Australian Dollar of assets under management denominated in Euros and Australian Dollar will decline in U.S. dollar terms if the value of the U.S. dollar appreciates against the Euro and Australian Dollar. In addition, the calculation of the amount of assets under management is affected by exchange rate movements as assets under management denominated in foreign currencies are converted to U.S. dollars. The Company's investment management business also incurs a portion of its expenditures in currencies other than U.S. dollars. As a result, our investment management business is subject to the effects of exchange rate fluctuations with respect to any currency conversions and the Company’s ability to hedge these risks and the cost of such hedging or the Company’s decision not to hedge could impact the performance of the Company's funds and our investment management business and its results of operations and financial condition.
The due diligence process that the Company's investment management business undertakes in connection with investments by the Company's funds is inherently limited and may not reveal all facts that may be relevant in connection with making an investment.
Before making investments, particularly investments in securities that are not publicly traded, the Company endeavors to conduct a due diligence review of such investment that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, the Company is often required to evaluate critical and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment bankers and financial analysts may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, the Company is limited to the resources available, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence investigation that the Company conducts with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful, which may adversely affect the performance of the Company's funds and the Company's ability to generate returns on its own invested capital from any such investment.
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
The commercial real estate markets in the United States generally have experienced major disruptions in the past due to the lack of available capital, in the form of either debt or equity, and declines in value as a result of overall economic decline. If these conditions were to occur again transaction volume may drop precipitously, negatively impacting the valuation and performance of the Company's real estate investments significantly. Additionally, if the Company's real estate business acquires direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost, potential for cost overruns and timely completion of construction (including risks beyond the control of the investor, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.
The investment management industry is intensely competitive, which may adversely affect the Company's ability to attract and retain investors and investment professionals.
The investment management industry is extremely competitive. Competition includes numerous international, national, regional and local asset management firms and broker-dealers, commercial bank and thrift institutions, and other financial institutions. Many of these institutions offer products and services that are similar to, or compete with, those offered by us and have substantially more personnel and greater financial resources than the Company does. The key areas for competition include historical investment performance, the ability to identify investment opportunities, the ability to attract and retain the best investment professionals and the quality of service provided to investors. The Company's ability to compete may be adversely affected if it underperforms in comparison to relevant benchmarks, peer groups or competing asset managers. The competitive market environment may result in increased downward pressure on fees, for example, by reduced management fee and incentive allocation percentages. The future results of operations of the Company's investment management business are dependent in part on its ability to maintain appropriate fee levels for its products and services. In the current economic environment, many competing asset managers experienced substantial declines in investment performance, increased redemptions, or counterparty exposures which impaired their businesses. Some of these asset managers have reduced their fees in an attempt to avoid additional redemptions. Competition within the investment management industry could lead to pressure on the Company to reduce the fees that it charges its clients for investment management products and services. A failure to compete effectively may result in the loss of existing clients and business, and of opportunities to generate new business and grow assets under management, each of which could have a material adverse effect on the Company's investment management business and results of operations, financial condition and prospects. Furthermore, consolidation in the investment management industry may accelerate, as many asset managers are unable to withstand the substantial declines in investment performance, increased redemptions, and other pressures impacting their businesses, including increased regulatory, compliance and control requirements. Some competitors may acquire or combine with other competitors. The combined business may have greater resources than the Company does and may be able to compete more effectively against the Company and rapidly acquire significant market share.

Increased regulatory focus could result in regulation that may limit the manner in which the Company and its funds invest, materially impacting the Company's business.
The Company's investment management business may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and their participants. Such changes could place limitations on the type of investor that can invest in the Company's funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by the Company's funds. It is impossible to determine the extent of the impact of any new or recently enacted laws, including the Dodd-Frank Act and MiFID II, or any other regulations or initiatives that may be proposed, or whether any proposed regulations or initiatives will become law. Compliance with any new laws or regulations could be difficult and expensive and affect the manner in which the Company's investment management business conducts itself, which may adversely impact its results of operations, financial condition and prospects.
Additionally, as a result of highly publicized financial scandals, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the business environment in which Company's investment management business operates is subject to heightened regulation. With respect to the Company's funds, in recent years, there has been debate in both U.S. and foreign governments about new rules or regulations, including increased oversight or taxation, in addition to the recently enacted legislation described above. As calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of investment funds, including the Company's funds. Such investigations may impose additional expenses on the Company, may require the attention of senior management and may result in fines if any of the Company's funds are deemed to have violated any regulations.
The Company's investment management business may suffer as a result of loss of business from key investors.
The loss of all or a substantial portion of the business provided by key investors could have a material impact on income derived from management fees and incentive allocations and consequently have a material adverse effect on our investment management business and results of operations or financial condition.
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
We provide third party reinsurance coverage through our Luxembourg subsidiary, Hollenfels Re S.A (“Hollenfels”). We have written polices relating to property and casualty, workers' compensation, general liability and construction performance bonds and may issue reinsurance policies relating to other types of insurance. Because we write reinsurance, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates or the claims we receive exceed the premiums and retrocession recoverables we are able to collect, we will suffer losses.
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
The Company's brokerage business accounted for approximately 56% of the broker-dealer segment's revenues during 2017. Along with other firms, the Company has experienced price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors in the investment banking industry seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, the Company faces pressure from larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading or prime brokerage business. We are committed to maintaining and improving the Company's comprehensive research coverage to support its brokerage business and the Company may be required to make additional investments in the Company's research capabilities.
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
Our business could be adversely affected by the recent implementation of MiFID II in Europe.

MiFID II, which went into effect in January 2018, regulates the provision of investment services and activities throughout the European Economic Area.  MiFID II requires that investment managers and investment advisors located in the E.U. “unbundle” research costs from commissions.  As a result, investment firms subject to MiFID II may no longer pay for research using client commissions or “soft dollars”.  Going forward, such costs must be paid directly by the investment firm or through a research payment account funded by clients and governed by a budget that is agreed by the client.  Because the MiFID II requirements are just taking effect, we cannot predict the effects that this new regulation will have on our research and sales and trading businesses.  If investment managers and investment advisors decide to reduce their spending on research or decide to trade with other broker-dealers as a result of the new MiFID II regulations our business could be adversely affected.
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
Moreover, certain of the clearing agreements provide our clearing agents with rights to increase our deposit requirements or to terminate the agreements upon short notice. There is no guarantee we will be able to satisfy any increased deposit requirements within the time frames demanded by our clearing agents, and if we fail to satisfy such demands on a timely basis, it could constitute a default under our clearing agreements.  If our clearing agents terminate a clearing agreement on short notice, there is no guarantee that we could obtain alternative services in a timely manner and any interruption of the normal course of our trading and clearing operations could have a material impact on our business and results of operations.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal offices, all of which are leased, are located in New York City, Boston, San Francisco and London.  Our other offices, all of which are leased, are located in Atlanta, Chicago, Cleveland, Greenwich, Houston, Jersey City, Menlo Park, Orlando, Stamford, Washington D.C., Luxembourg, Belfast, and other various locations.  Our corporate headquarters are located in New York, New York and comprise approximately 98,000 square feet of leased space pursuant to a lease agreement through 2022. Our additional New York locations are comprised of approximately 77,000 square feet pursuant to a lease agreement through 2019 and approximately 41,000 square feet pursuant to a lease agreement through 2022.  We lease approximately 19,000 square feet of space in Boston pursuant to a lease agreement expiring in 2023, which is used primarily by our broker-dealer segment.  In San Francisco, we lease approximately 26,000 square feet of space, pursuant to a lease agreement expiring in 2025 which is used by our broker-dealer segment.  Our London offices are subject to lease agreements expiring in 2022 which are used by our investment management and broker-dealer segments.

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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the year ended December 31, 2017.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S.

Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court will now lift and the case will proceed in the District Court. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information and Stockholders
Our Class A common stock is listed and trades on the NASDAQ Global Market under the symbol "COWN." As of March 5, 2018, there were approximately 43 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.
The following table contains historical quarterly price information for the year ended December 31, 2017. On December 5, 2016, we effected a one-for-four reverse stock split. On March 5, 2018, the last reported sale price of our Class A common stock was $14.45.

2017 Fiscal Year	High	Low
First Quarter	$16.65	$12.45
Second Quarter	16.95	13.00
Third Quarter	17.95	15.00
Fourth Quarter	18.25	13.50

2016 Fiscal Year	High	Low
First Quarter	$15.88	$9.88
Second Quarter	15.56	10.92
Third Quarter	15.32	11.48
Fourth Quarter	16.75	11.60
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
Issuer Purchases of Equity Securities: Sales of Unregistered Securities
As of December 31, 2017, the Company's Board of Directors has approved a share repurchase program that authorizes the Company to purchase up to $138.3 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the year ended December 31, 2017, through the share repurchase program, the Company repurchased 1,401,866 shares of Cowen Class A common stock at an average price of $13.90 per share.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the year ended December 31, 2017. All amounts have been retroactively updated to reflect the one-for-four reverse stock split, which was effective December 5, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month 1 (January 1, 2017 – January 31, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	19,626	$14.84	—	—
Total	19,626	$14.84
Month 2 (February 1, 2017 – February 28, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	6,355	$15.79	—	—
Total	6,355	$15.79
Month 3 (March 1, 2017 – March 31, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	302,257	$13.44	—	—
Total	302,257	$13.44
Month 4 (April 1, 2017 – April 30, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	5,324	$13.49	—	—
Total	5,324	$13.49
Month 5 (May 1, 2017 – May 31, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	337,798	$15.00	—	—
Total	337,798	$15.00
Month 6 (June 1, 2017 – June 30, 2017)
Common stock repurchases(1)		$—		20,916,234
Employee transactions(2)	111,029	$15.19	—	—
Total	111,029	$15.19
Month 1 (July 1, 2017 – July 31, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)			—	—
Total	—
Month 2 (August 1, 2017 – August 31, 2017)
Common stock repurchases(1)				20,916,234
Employee transactions(2)	17	$15.00	—	—
Total	17	$15.00
Month 3 (September 1, 2017 – September 30, 2017)
Common stock repurchases(1)				20,916,234
Employee transactions(2)	9,321	$16.55	—	—
Total	9,321	$16.55
Month 10 (October 1, 2017 – October 31, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	134	$17.95	—	—
Other (3)	97,612	$16.66	—	—
Total	97,746	$16.66	—
Month 11 (November 1, 2017 – November 30, 2017)
Common stock repurchases(1)	—	$—	—	20,916,234
Employee transactions(2)	152	$14.75	—	—
Total	152	$14.75
Month 12 (December 1, 2017 – December 31, 2017)
Common stock repurchases(1)	1,401,866	$13.90	1,401,866	1,430,297
Employee transactions(2)	30,983	$14.56	—	—
Total	1,432,849	$13.91
Total (January 1, 2017 – December 31, 2017)
Common stock repurchases(1)	1,401,866	$13.90	1,401,866	1,430,297
Employee transactions(2)	822,996	$14.45	—	—
Other (3)	97,612	$16.66	—	—
Total	2,322,474	$14.21	$1,401,866

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $138.3 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

(3)
Represents shares of common stock distributed to the Company from an escrow account established to satisfy the Company’s indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company’s acquisition of Convergex Group, LLC.

Item 6.    Selected Financial Data
The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2017, 2016, 2015, 2014, and 2013. The selected consolidated statements of financial condition data and consolidated statements of operations data as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements. Our selected consolidated financial data are only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$223,614	$133,279	$222,781	$170,506	$105,333
Brokerage	293,610	199,180	157,722	140,132	114,593
Management fees	33,245	40,612	41,906	40,627	37,303
Incentive income	5,383	8,334	1,466	2,785	12,586
Interest and dividends	49,440	14,732	13,796	48,870	39,454
Reimbursement from affiliates	2,860	10,504	21,557	12,495	10,434
Aircraft lease revenue	3,751	4,161	—	—	—
Reinsurance premiums	30,996	32,459	—	—	—
Other revenues	8,561	22,355	3,726	9,446	5,418
Consolidated Funds revenues	7,321	5,949	1,613	2,915	3,398
Total revenues	658,781	471,565	464,567	427,776	328,519
Expenses
Employee compensation and benefits	404,087	310,038	321,386	305,483	207,248
Non-compensation expense	310,499	198,112	180,678	180,740	151,630
Reinsurance claims, commissions and amortization of deferred acquisition costs	30,486	29,904	—	—	—
Goodwill impairment	—	—	—	2,334	—
Consolidated Funds expenses	12,526	9,064	2,310	1,634	2,039
Total expenses	757,598	547,118	504,374	490,191	360,917
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	76,179	23,381	36,789	104,928	39,651
Bargain purchase gain	6,914	—	—	—	—
Gain/(loss) on debt extinguishment	(16,039)	—	—	—	—
Consolidated Funds net gains (losses)	38,725	20,685	14,497	15,323	11,044
Total other income (loss)	105,779	44,066	51,286	120,251	50,695
Income (loss) before income taxes	6,962	(31,487)	11,479	57,836	18,297
Income tax expense (benefit)	44,053	(19,092)	(47,496)	(124,944)	457
Net income (loss)	(37,091)	(12,395)	58,975	182,780	17,840
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	23,791	6,882	15,246	15,564	13,193
Net income (loss) attributable to Cowen Inc.	(60,882)	(19,277)	43,729	167,216	4,647
Preferred stock dividends	6,792	6,792	4,075	—	—
Net income (loss) attributable to Cowen Inc. common stockholders	$(67,674)	$(26,069)	$39,654	$167,216	$4,647

Weighted average common shares outstanding:
Basic (a)	29,492	26,857	27,522	28,731	29,175
Diluted (a)	29,492	26,857	29,043	29,871	30,279
Earnings (loss) per share:
Basic (a)	$(2.29)	$(0.97)	$1.44	$5.82	$0.16
Diluted (a)	$(2.29)	$(0.97)	$1.37	$5.60	$0.15

(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Financial Condition Data:	(dollars in thousands)
Total assets	$3,296,252	$2,018,523	$1,787,659	$2,399,718	$1,842,000
Total liabilities	2,107,629	866,668	810,755	1,635,967	1,248,420
Redeemable non-controlling interests	440,604	379,205	186,911	86,076	85,814
Total Stockholders' Equity	$748,019	$772,650	$789,993	$677,675	$507,766

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
Overview
Cowen Inc. (formerly Cowen Group, Inc.), a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment management, investment banking, research, sales and trading, prime brokerage, global clearing and commission management services through its two business segments: investment management and broker-dealer. The investment management segment includes private funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles and also manages a significant portion of the Company’s proprietary capital. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research, sales and trading platform for institutional investors, global clearing and commission management services and also a comprehensive suite of prime brokerage services.
The Company's investment management platform, which operates primarily under the Cowen Investment Management name (formerly "Ramius"), offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") since 1997. The Company's investment management business offers investors access to a number of strategies to meet their specific needs including long/short equity, merger arbitrage, activism, health care royalties, private healthcare and private real estate. The Company's investment management business focuses on attracting and retaining talented in-house and affiliated investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested some of its capital in its aviation and reinsurance businesses. Our investment management business had approximately $11.0 billion of assets under management as of January 1, 2018. See the section titled "Assets Under Management and Fund Performance" for further analysis.
Our broker-dealer businesses include investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. Our primary target sectors ("Target Sectors") are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. We provide research and brokerage services to over 4,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our target sectors. The broker-dealer segment also offers a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
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
Our broker-dealer business and results of operations are impacted by the following factors:

•
Underwriting, private placement and strategic/financial advisory fees.  Our revenues from investment banking are directly linked to the underwriting fees we earn in equity and debt securities offerings in which the Company acts as an underwriter, private placement fees earned in non-underwritten transactions, sales commissions earned in at-the-market offerings and success fees earned in connection with advising both buyers and sellers, principally in mergers and acquisitions. As a result, the future performance of our investment banking business will depend on, among other things, our ability to secure lead manager and co-manager roles in clients' capital raising transactions as well as our ability to secure mandates as a client's strategic financial advisor.

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
Recent Developments
On December 27, 2017, Jeffrey M. Solomon became Chief Executive Officer of the Company, pursuant to the Company’s succession plan. Peter A. Cohen remains Chairman of the Board of Directors of the Company.
On December 8, 2017 the Company completed a public offering of $120.0 million of 7.35% senior notes due 2027. On December 14, 2017 the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company, were approximately $133.0 million and were used to redeem the Company’s outstanding ($63.25 million principal amount) 8.25% senior notes due 2021 (the “2021 Notes”) following which the 2021 Notes were delisted from NASDAQ.
On December 14, 2017, the Company issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due 2022. The Company used the net proceeds from the offering, together with cash on hand, for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due 2019 and the repurchase of approximately $19.5 million of the Company’s shares of its common stock from purchasers of the notes in privately negotiated transactions, which were consummated substantially concurrently with the closing of the offering.
Basis of presentation
The consolidated financial statements of the Company in this Form 10-K are prepared in accordance with US GAAP as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements and include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
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
Acquisition
On June 1, 2017, the Company, through its wholly owned subsidiary Cowen CV Acquisition LLC, entered into a securities purchase agreement with, among others, Convergex Holdings LLC to acquire all the outstanding interests in Convergex Group, LLC ("Convergex Group") (subsequently renamed to Cowen Execution Holdco LLC). This acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Convergex Group are included in the accompanying consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their fair value as of the acquisition date.
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
Divestitures
On September 23, 2016, the Company and the portfolio managers of Ramius Alternative Solutions LLC ("RASL") completed the sale of their respective ownership interests in RASL, an investment advisor, and RASL was deconsolidated as of that date. RASL offered a range of customized hedge fund investment solutions with approximately $2.5 billion in client assets. As the Company will continue to offer its investment management platform to institutional and retail investors, the sale was not presented as discontinued operations. The overall impact on the consolidated financial position, results of operations and cash flows is not expected to be significant.
Effective as of August 2017, Cowen and the relevant sub-adviser, Archview Investment Group LP, elected to close the Ramius Archview Credit & Distressed Fund, to which Cowen had been a sponsor and held a significant minority interest.
Effective as of the beginning of the fourth quarter of 2017, Cowen withdrew from its partnership with Caerus Investors, LLC, an equity long short strategy in which Cowen had a significant minority interest.
Effective as of January 31, 2018, Cowen withdrew from its partnership with Quadratic Capital Management LLC, an options-based discretionary macro strategy in which Cowen had a significant minority interest.
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
Management fees
The Company earns management fees from affiliated private funds and certain managed accounts that it serves as the investment manager based on assets under management. The actual management fees received vary depending on distribution fees or fee splits paid to third parties either in connection with raising the assets or structuring the investment.
Several management companies of the private funds are owned jointly by the Company and third parties. Accordingly, the management fees generated by these funds are split between the Company and these third parties. Pursuant to US GAAP, these fees received by the management companies that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Private Funds. Management fees for the Company's private funds, including the private healthcare fund, are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income.

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

•	Cowen Trading Strategies. Advisory fees for the Company's collateral management advisory business are typically paid quarterly based on assets under management but generally subject to a minimum fee.
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's investment management products, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for private funds (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Several general partners of the Company's private funds are jointly owned by the Company and third parties. Accordingly, the incentive fees generated by these funds are split between the Company and these third parties. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of US GAAP. Under Method 2, the incentive income from the Company's investment management products for any period is based upon the net profits of those investment management products at the reporting date. Any incentive income recognized in the accompanying consolidated statement of operations may be subject to future reversal based on subsequent negative performance prior to the conclusion of the fiscal year, when all contingencies have been resolved.
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

•
Strategic/financial advisory fees. The Company's strategic advisory revenues include success fees earned in connection with advising companies, principally in mergers, acquisitions and restructuring transactions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

Brokerage
Brokerage revenue consists of commissions, principal transactions, equity and credit research fees and trade conversion revenue.

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
Interest and Dividends
Interest and dividends are earned by the Company from various sources. The Company receives interest and dividends primarily from securities finance activities and securities held by the Company for purposes of investing capital, investments held by its Consolidated Funds and its brokerage balances. Interest is recognized on an accrual basis and interest income is recognized on the debt of those issuers that is deemed collectible. Interest income and expense includes premiums and discounts amortized and accreted on debt investments based on criteria determined by the Company using the effective yield method, which assumes the reinvestment of all interest payments. Dividends are recognized on the ex-dividend date.

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
Expenses
The Company's expenses consist of compensation and benefits, interest and dividends, reinsurance costs, general, administrative and other, and consolidated fund expenses.

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

•	Interest and Dividends. Interest and dividends expense relates primarily to securities finance activities, trading activity with respect to the Company's investments and interest expense on debt.

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
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net DTA to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. Deferred tax liabilities that cannot be realized in a similar future time period and thus that cannot offset the Company’s deferred tax assets are not taken into account when calculating the Company’s net DTA.
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. Certain income tax effects of the 2017 Tax Act, including $46.6 million of tax expense recorded principally due to the re-measurement of our net deferred tax assets at this new rate, are reflected in our financial results in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance regarding the application of Accounting Standards Codification (ASC) Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act became law. See Note 21 to the consolidated financial statements for further information on the financial statement impact of the 2017 Tax Act.
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
Assets Under Management and Fund Performance
Assets Under Management
Assets under management refer to all of our investment management products, solutions and services including private funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles. The Company's investment management segment includes such strategies as long/short equity, merger arbitrage, activism, health care royalties, private healthcare and private real estate.
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
As of January 1, 2018, the Company had assets under management of $11.0 billion, a 4.4% increase as compared to assets under management of $10.5 billion as of January 1, 2017. The $0.5 billion increase in assets under management during the year ended December 31, 2017 primarily resulted from subscriptions in private funds and real estate and offset by distributions or redemptions in the healthcare royalty and private funds businesses.
The following table is a breakout of total assets under management by platform as of January 1, 2018 (which excludes cross investments from other Ramius platforms):

	Platform
	Private Funds (a) (b) (g)	Alternative Solutions (a)	Cowen Trading Strategies (h)	Real Estate (a) (d) (i)	Healthcare Royalty Partners (c) (d) (i)	Private Healthcare (d) (i) (k)	Other (j)	Total
	(dollars in millions)
January 1, 2015	$4,218	$3,784	$147	$1,707	$2,582	$—	$48	$12,486
Subscriptions	2,725	997	—	—	—	—	—	3,722
Redemptions	(572)	(810)	(49)	(65)	(178)	—	(14)	(1,688)
Performance (e)	(781)	(419)	(3)	—	5	—	—	(1,198)
Net Return (f)	(18.52)%	(11.07)%	(2.04)%	—%	0.19%	—%	—%	(9.59)%
January 1, 2016	5,590	3,552	95	1,642	2,409	—	34	13,322
Subscriptions	1,537	—	—	—	—	—	—	1,537
Redemptions	(714)	(3,641)	(40)	(220)	(137)	—	(21)	(4,773)
Performance (e)	362	89	(3)	—	10	—	—	458
Net Return (f)	6.48%	2.51%	(3.16)%	—%	0.42%	—%	—%	3.44%
January 1, 2017	6,775	—	52	1,422	2,282	—	13	10,544
Subscriptions	823	—	163	583	—	179	51	1,799
Redemptions	(1,168)	—	(59)	—	(521)	(12)	—	(1,760)
Performance (e)	430	—	1	—	(26)	15	—	420
Net Return (f)	6.35%	—%	1.92%	—%	(1.14)%	—%	—%	3.98%
January 1, 2018	$6,860	$—	$157	$2,005	$1,735	$182	$64	$11,003

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

(b)
These amounts include the Company's invested capital of approximately $160.9 million, $176.6 million and $173.6 million as of January 1, 2018, January 1, 2017 and 2016, respectively (including interests in both a registered investment company and an Undertakings for Collective Investment Trust (UCITS), each of which pursues a private fund-style strategy). Assets under management amounts are as of January 1, 2018 and include approximately $611.2 million of committed but undrawn capital that will be charged fees when invested.

(c)	These amounts include the Company's invested capital of approximately $5.6 million, $10.5 million and $20.2 million as of January 1, 2018, January 1, 2017 and 2016, respectively.

(d)	This amount includes unfunded capital commitments.

(e)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(f)	Performance net returns are calculated on the platform as a whole. Net return of individual funds will vary.

(g)
The Company’s actively marketed private fund products have varying liquidity terms typically ranging from daily to quarterly liquidity with less liquidity applying to certain co-investment vehicles. In 2010, the Company suspended redemption rights with respect to certain private funds that are being wound down. The private funds that have suspended redemption rights represent approximately 3.13% of the total private fund assets under management.

(h)
Cowen Trading Strategies advised a managed futures mutual fund that was fully liquidated as of April 30, 2017. The Company began managing the assets of a Collateralized Debt Obligation ("CDO") on May 4, 2017. The CDO is an amortizing pool of assets with cash returned to investors in periodic distributions as it becomes available. Assets under management reflects the outstanding face amount of such CDO. The Company owns 100% of the investment manager of the Cowen Trading Strategies business.

(i)
The real estate, healthcare royalty and private healthcare funds do not provide investors with redemption rights. Investors receive distributions upon dispositions of the funds’ underlying investments.

(j)
Includes the assets of separate accounts managed by the Company for non-institutional clients that had been managed prior to July 1, 2017 but had not previously been included in the Company’s calculation of its assets under management. Prior to June 1, 2017, “Other” assets under management included the assets of a CDO managed by the Company, which are now part of the Cowen Trading Strategies business.

(k)
The Company began managing a private healthcare funds in September 2015. This amount includes the Company’s investment of $36.9 million as of January 1, 2018. The Company owns 100% of the investment manager of the private healthcare business.

Fund Performance
For the quarter ended December 31, 2017 the Company's investment strategies had mixed results, with performance varying in comparison to relevant benchmarks. As had been the case throughout the year, there were no significant drawdowns in any strategy. Our activist strategy had positive performance for the quarter and for the year.  The merger arbitrage strategy finished the quarter with modestly negative results, primarily due to hedging costs earlier in the quarter, followed by spread widening after the government’s decision to contest the Time Warner / AT&T transaction but there was some recovery in December and overall the strategy had modest positive results for the year. The UCITS Merger Fund, in partnership with Bank of America Merrill Lynch, also had positive performance for the year. The fund has met expectations for its more diversified portfolio since the July 2016 launch.
Our options-based global macro strategy had modestly negative performance for the quarter and the year, given the persistence of continued low levels of implied volatility across multiple asset classes. Depressed volatility, especially in equities, has been a dominant condition throughout both 2016 and 2017.
Our equity long/short affiliate, which follows a multi-sector approach with a focus on technology and consumer companies, finished the quarter with positive results, led by a strong month in October. The strategy had positive results for the year.
The internally managed multi-strategy vehicles continued to execute opportunistic sales of certain holdings throughout the year. In addition, the maturity of certain real estate loans and the elimination of a currency hedge on European private equity positions allowed for three distributions of capital to investors during 2017. With regard to the longer-dated investment vehicles in real estate, the largest legacy real estate debt and equity vehicles experienced minimal changes in value for the fourth quarter and the year. Certain of the legacy real estate funds, inclusive of these two, are in the process of returning capital to investors.  The fifth, and most recent, real estate debt vehicle remains active, with interim results meeting performance expectations and a sixth fund completed its capital raising during the fourth quarter.
Our healthcare royalty strategy’s third fund still remains in its investment period. Ongoing opportunities in the pharmaceutical and healthcare sectors remain robust. As a result, the strategy has been able to invest significant capital in both its latest commingled fund and separate managed accounts.
Our new health care portfolio team, having produced strong results in its first fund, launched a second fund in November 2017 which completed its capital raising in January 2018. The strategy invests in private companies with potentially transformative therapeutics. The fund is a medium-term vehicle with private equity drawdown features.
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
As of December 31, 2017, the Company's invested capital amounted to a net value of $695.3 million (supporting a long market value of $1,063.8 million), representing approximately 93% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of December 31, 2017. The net values presented in the table below do not tie to Cowen's consolidated statement of financial condition as of December 31, 2017 because they are included in various line items of the accompanying consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$503.7	67%
Merchant Banking	148.8	20%
Real Estate	42.8	6%
Total	695.3	93%
Stockholders' Equity	$748.0	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our investment management and broker-dealer segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 27 to the accompanying Company's consolidated financial statements, appearing elsewhere in this Form 10-K, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$223,614	$133,279	$90,335	68%
Brokerage	293,610	199,180	94,430	47%
Management fees	33,245	40,612	(7,367)	(18)%
Incentive income	5,383	8,334	(2,951)	(35)%
Interest and dividends	49,440	14,732	34,708	236%
Reimbursement from affiliates	2,860	10,504	(7,644)	(73)%
Aircraft lease revenue	3,751	4,161	(410)	(10)%
Reinsurance premiums	30,996	32,459	(1,463)	(5)%
Other revenues	8,561	22,355	(13,794)	(62)%
Consolidated Funds revenues	7,321	5,949	1,372	23%
Total revenues	658,781	471,565	187,216	40%
Expenses
Employee compensation and benefits	404,087	310,038	94,049	30%
Interest and dividends	60,949	29,308	31,641	108%
Reinsurance claims, commissions and amortization of deferred acquisition costs	30,486	29,904	582	2%
Operating, general, administrative and other expenses	227,709	156,091	71,618	46%
Depreciation and amortization expense	13,078	12,713	365	3%
Restructuring costs	8,763	—	8,763	NM
Consolidated Funds expenses	12,526	9,064	3,462	38%
Total expenses	757,598	547,118	210,480	38%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	76,179	23,381	52,798	226%
Bargain purchase gain, net of tax	6,914	—	6,914	NM
Gain/(loss) on debt extinguishment	(16,039)	—	(16,039)	NM
Consolidated Funds net gains (losses)	38,725	20,685	18,040	87%
Total other income (loss)	105,779	44,066	61,713	140%
Income (loss) before income taxes	6,962	(31,487)	38,449	122%
Income tax expense (benefit)	44,053	(19,092)	63,145	331%
Net income (loss)	(37,091)	(12,395)	(24,696)	(199)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	23,791	6,882	16,909	246%
Net income (loss) attributable to Cowen Inc.	(60,882)	(19,277)	(41,605)	(216)%
Preferred stock dividends	6,792	6,792	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$(67,674)	$(26,069)	$(41,605)	(160)%
Revenues
Investment Banking
Investment banking revenues increased $90.3 million to $223.6 million for the year ended December 31, 2017 compared with $133.3 million in the prior year period. During the year ended December 31, 2017, the Company completed 103 underwriting transactions, 16 strategic advisory transactions and two debt capital market transactions. During the year ended December 31, 2016, the Company completed 76 underwriting transactions, 15 strategic advisory transactions and seven debt capital market transactions. The average underwriting fee per transaction was 33.8% greater for the year ended December 31, 2017 as compared to the prior year period.
Brokerage
Brokerage revenues increased $94.4 million to $293.6 million for the year ended December 31, 2017 compared with $199.2 million in the prior year period. This was attributable to an increase in revenues due to the initiation of the credit trading business in May 2016 and the acquisition of Convergex Group in June 2017. Customer trading volumes across the industry (according to Bloomberg) decreased 11% for the year ended December 31, 2017 compared to the prior year period.
Management Fees
Management fees decreased $7.4 million to $33.2 million for the year ended December 31, 2017 compared with $40.6 million in the prior year period. This decrease in management fees was primarily related to the sale of our interest in the alternative solutions business during the third quarter of 2016 and a decrease in management fees from the real estate business.
Incentive Income
Incentive income decreased $2.9 million to $5.4 million for the year ended December 31, 2017, compared with $8.3 million in the prior year period. This decrease was primarily related to a decrease in performance fees from the multi-strategy business.
Interest and Dividends
Interest and dividends increased $34.7 million to $49.4 million for the year ended December 31, 2017 compared with $14.7 million in the prior year period. This was primarily attributable to securities financing activities during the second half of the year from the June 2017 acquisition of Convergex Group.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $7.6 million to $2.9 million for the year ended December 31, 2017 compared with $10.5 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft Lease Revenues
Aircraft lease revenues decreased to $3.8 million for the year ended December 31, 2017 compared to $4.2 million in the prior year period. This decrease was related to the sale of one plane during the third quarter of 2017.
Reinsurance Premiums
Reinsurance premiums decreased $1.5 million to $31.0 million for the year ended December 31, 2017 compared with $32.5 million in the prior year period. This decrease reflects the reduction, in 2017, of our quota share participation in one of the reinsurance policies.
Other Revenues
Other revenues decreased $13.8 million to $8.6 million for the year ended December 31, 2017 compared with $22.4 million in the prior year period. The decrease primarily relates to the sale of our interest in the alternative solutions business and the principal owners of Starboard Value exercising their right to acquire a portion of the Company’s ownership interest in the activist business in the prior year.
Consolidated Funds Revenues
Consolidated Funds revenues increased $1.4 million to $7.3 million for the year ended December 31, 2017 compared with $5.9 million in the prior year period. The increase is due to interest and dividends income from the consolidated funds.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $94.0 million to $404.1 million for the year ended December 31, 2017 compared with $310.0 million in the prior year period. The increase is primarily due to $187.2 million higher total revenues and $61.7 million more other income (loss) during 2017 as compared to 2016 resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 53% for the year ended December 31, 2017, compared with 60% in the prior year period.
Interest and Dividends
Interest and dividends expenses increased $31.6 million to $60.9 million for the year ended December 31, 2017 compared with $29.3 million in the prior year period. This was primarily attributable to securities finance activities during the second half of the year from the June 2017 acquisition of Convergex Group, an increase in debt, an increase in the number of investments sold short and an increase in margin balances during 2017 as compared to 2016.

Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses increased $0.6 million to $30.5 million for the year ended December 31, 2017 compared with $29.9 million in the prior year period. This increase was predominantly due to higher than expected claims that resulted from severe weather events in the US in the third and fourth quarters of 2017.
General, Administrative and Other Expenses
General, administrative and other expenses increased $71.6 million to $227.7 million for the year ended December 31, 2017 compared with $156.1 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees and increased occupancy costs, which are mostly related to the acquisition of Convergex Group during June 2017.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $0.4 million to $13.1 million for the year ended December 31, 2017 compared with $12.7 million in the prior year period. The increase is primarily related to an increase in amortization of intangible assets related to recent acquisitions.
Restructuring Costs
Restructuring costs expenses were $8.8 million for the year ended December 31, 2017. In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and incurred integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs.
Consolidated Funds Expenses
Consolidated Funds expenses increased $3.4 million to $12.5 million for the year ended December 31, 2017 compared with $9.1 million in the prior year period. The increase is due to increased interest and dividends expense in one of the consolidated funds.
Other Income (Loss)
Other income (loss) increased $61.7 million to $105.8 million for the year ended December 31, 2017 compared with $44.1 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital and the bargain purchase gain related to the acquisition of Convergex Group during June 2017 partially offset by costs associated with extinguishing debt. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $63.0 million to $44.1 million for the year ended December 31, 2017 compared with an income tax benefit of $19.1 million in the prior year period. This increase in expense is primarily attributable to the impact of the federal tax reform enacted in 2017 and higher non-deductible expenses.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased $16.9 million to $23.8 million for the year ended December 31, 2017 compared with $6.9 million in the prior year period. The increase was primarily the result of losses incurred by one of the consolidated funds in the prior year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

	Consolidated Statements of Operations
	Year Ended December 31,		Period to Period
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$133,279	$222,781	$(89,502)	(40)%
Brokerage	199,180	157,722	41,458	26%
Management fees	40,612	41,906	(1,294)	(3)%
Incentive income	8,334	1,466	6,868	468%
Interest and dividends	14,732	13,796	936	7%
Reimbursement from affiliates	10,504	21,557	(11,053)	(51)%
Aircraft lease revenue	4,161	—	4,161	NM
Reinsurance premiums	32,459	—	32,459	NM
Other revenues	22,355	3,726	18,629	500%
Consolidated Funds revenues	5,949	1,613	4,336	269%
Total revenues	471,565	464,567	6,998	2%
Expenses
Employee compensation and benefits	310,038	321,386	(11,348)	(4)%
Interest and dividends	29,308	26,220	3,088	12%
Reinsurance claims, commissions and amortization of deferred acquisition costs	29,904	—	29,904	NM
Depreciation and amortization	12,713	9,498	3,215	34%
General, administrative and other expenses	156,091	144,960	11,131	8%
Consolidated Funds expenses	9,064	2,310	6,754	292%
Total expenses	547,118	504,374	42,744	8%
Other income (loss)
Net gain (loss) on securities, derivatives and other investments	23,381	36,789	(13,408)	(36)%
Consolidated Funds net gains (losses)	20,685	14,497	6,188	43%
Total other income (loss)	44,066	51,286	(7,220)	(14)%
Income (loss) before income taxes	(31,487)	11,479	(42,966)	(374)%
Income tax expense (benefit)	(19,092)	(47,496)	28,404	60%
Net income (loss)	(12,395)	58,975	(71,370)	(121)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	6,882	15,246	(8,364)	(55)%
Net income (loss) attributable to Cowen Inc.	(19,277)	43,729	(63,006)	(144)%
Preferred stock dividends	6,792	4,075	2,717	67%
Net income (loss) attributable to Cowen Inc. common stockholders	$(26,069)	$39,654	$(65,723)	(166)%
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
Brokerage
Brokerage revenues increased $41.5 million to $199.2 million for the year ended December 31, 2016 compared with $157.7 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, the initiation of the prime brokerage businesses in the third and fourth quarters of 2015 and the initiation of the credit trading business in May 2016. Customer trading volumes across the industry (according to Bloomberg) increased 6% for the twelve months ended December 31, 2016 compared to the prior year.

Management Fees
Management fees decreased $1.3 million to $40.6 million for the year ended December 31, 2016 compared with $41.9 million in the prior year period. The decrease was primarily related to lower management fees from the alternative solutions business (due to the sale of our interest in the business) offset partially by an increase in management fees from the prime services business (acquired during the fourth quarter of 2015) and the macro options business.
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
Aircraft lease revenues
Aircraft lease revenues were $4.2 million for the year ended December 31, 2016 relating to the new aircraft leasing business which began during 2016.
Reinsurance premiums
Reinsurance premiums of $32.5 million relate to premiums from the insurance-related business (which was entered into at the end of the fourth quarter of 2015).
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
Interest and Dividends
Interest and dividends expenses increased $3.1 million to $29.3 million for the year ended December 31, 2016 compared with $26.2 million in the prior year period. This was primarily attributable to an increase in the number of debt securities held during 2016 as compared to 2015.
Reinsurance claims, commissions and amortization of deferred acquisition costs
Reinsurance related expenses of $29.9 million relate to loss and claim reserves, acquisition costs and other expenses related to the insurance and reinsurance related policies entered into during the second quarter of 2016 and are related to our respective businesses which commenced at the end of the fourth quarter of 2015.
General, Administrative and Other Expenses
General, administrative and other expenses increased $11.1 million to $156.1 million for the year ended December 31, 2016 compared with $145.0 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees and increased occupancy costs, some of which is related to acquisitions during late 2015 and during 2016.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $3.2 million to $12.7 million for the year ended December 31, 2016 compared with $9.5 million in the prior year period. The increase is primarily related to an increase in amortization on intangible assets related to recent acquisitions.
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
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests decreased $8.4 million to income of $6.9 million for the year ended December 31, 2016 compared with income of $15.2 million in the prior year period. The decrease was primarily the result of losses incurred by one of the consolidated funds. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
For the years ended December 31, 2017, 2016, and 2015, the Company's investment management segment includes private funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles operating results and other investment platforms operating results.
For the years ended December 31, 2017, 2016, and 2015, the Company's broker-dealer segment includes investment banking, research, sales and trading, prime brokerage, global clearing and commission management services businesses' operating results.
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
Our Economic Income (Loss) may not be comparable to similarly titled measures used by other companies. We use Economic Income (Loss) as a measure of each segment's operating performance, not as a measure of liquidity. Economic Income (Loss) should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with US GAAP. As a result of the adjustments made to arrive at Economic Income (Loss), Economic Income (Loss) has limitations in that it does not take into account certain items included or excluded under US GAAP, including our Consolidated Funds. Economic Income (Loss) is considered by management as a supplemental measure to the US GAAP results to provide a more complete understanding of each segment's performance as measured by management. For a reconciliation of Economic Income (Loss) to US GAAP net income (loss) for the periods presented and additional information regarding the reconciling adjustments discussed above, see Note 27 to the Company's consolidated financial statements included elsewhere in this Form 10-K.
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds and excludes (ii) goodwill and intangible impairment (iii) certain other transaction-related adjustments and/or reorganization expenses (iv) the bargain purchase gain which resulted from the Convergex Group acquisition (v) certain costs associated with debt and (vi) preferred stock dividends. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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
Our broker-dealer segment generates Economic Income (Loss) revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's Target Sectors: healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity and credit research and trade conversion. Cowen's broker-dealer segment also offers a full-service suite of prime brokerage services. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage revenue in the accompanying consolidated statement of operations.
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

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

	Year Ended December 31,						Total Period-to-Period
	2017			2016
	Investment Management	Broker-Dealer	Total	Investment Management	Broker-Dealer	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$223,614	$223,614	$—	$133,279	$133,279	$90,335	68%
Brokerage	38	312,742	312,780	—	207,040	207,040	105,740	51%
Management fees	52,239	3,148	55,387	64,086	3,162	67,248	(11,861)	(18)%
Incentive income (loss)	26,028	—	26,028	26,274	—	26,274	(246)	(1)%
Investment income (loss)	31,447	13,695	45,142	3,015	1,008	4,023	41,119	NM
Other income (loss)	1,575	1,656	3,231	29,202	565	29,767	(26,536)	(89)%
Total economic income revenues	$111,327	$554,855	$666,182	$122,577	$345,054	467,631	198,551	42%
Economic Income (Loss)
Total Economic Income (Loss) was $15.8 million for the year ended December 31, 2017, an increase of $44.6 million compared to Economic Income (Loss) which was a loss of $28.7 million in the prior year period.
Total Economic Income (Loss) revenues were $666.2 million for the year ended December 31, 2017, an increase of $198.6 million compared to Economic Income (Loss) revenues of $467.6 million in the prior year period. This was related to an increase in investment banking and brokerage activity and an increase in performance in investment income.
Investment Management Segment Revenues
Investment management segment Economic Income (Loss) revenues were $111.3 million for the year ended December 31, 2017, a decrease of $11.3 million compared to Economic Income (Loss) revenues of $122.6 million in the prior year period.
Management Fees.    Management fees for the segment decreased $11.9 million to $52.2 million for the year ended December 31, 2017 compared with $64.1 million in the prior year period. This decrease in management fees was primarily related to the sale of our interest in the alternative solutions business during the third quarter of 2016 and a decrease in management fees from the real estate business.
Incentive Income (Loss).    Incentive income for the segment decreased $0.3 million to $26.0 million for the year ended December 31, 2017 compared with $26.3 million in the prior year period. This decrease was related to a decrease in performance fees from the multi-strategy business offset partially by an increase in performance from the activist business.
Investment Income (Loss).    Investment income for the segment increased $28.4 million to income of $31.4 million for the year ended December 31, 2017 compared with $3.0 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment decreased $27.6 million to $1.6 million for the year ended December 31, 2017 compared with $29.2 million in the prior year period. The decrease primarily relates to the sale of our interest in the alternative solutions business and the principal owners of Starboard Value exercising their right to acquire a portion of the Company’s ownership interest in the activist business in the prior year.
Broker-Dealer Segment Revenues
Broker-dealer segment Economic Income (Loss) revenues were $554.9 million for the year ended December 31, 2017, an increase of $209.8 million compared with Economic Income (Loss) revenues of $345.1 million in the prior year.
Investment Banking.    Investment banking revenues increased $90.3 million to $223.6 million for the year ended December 31, 2017 compared with $133.3 million in the prior year period. During the year ended December 31, 2017, the Company completed 103 underwriting transactions, 16 strategic advisory transactions and two debt capital market transactions. During the year ended December 31, 2016, the Company completed 76 underwriting transactions, 15 strategic advisory transactions and seven debt capital market transactions. The average underwriting fee per transaction was 33.8% greater for the year ended December 31, 2017 as compared to the prior year period.

Brokerage.    Brokerage revenues increased $105.7 million to $312.7 million for the year ended December 31, 2017, compared with $207.0 million in the prior year period. This was attributable to an increase in revenues due to the initiation of the credit trading business in May 2016 and the acquisition of Convergex Group in June 2017. Customer trading volumes across the industry (according to Bloomberg) decreased 11% for the year ended December 31, 2017 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $12.7 million to $13.7 million for the year ended December 31, 2017, compared with $1.0 million in the prior year period.
Other Income (Loss).    Other income (loss) for the segment increased $1.1 million to $1.7 million for the year ended December 31, 2017, compared with $0.6 million in the prior year period.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $154.0 million to $625.4 million for the year ended December 31, 2017, compared with $471.4 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $87.6 million to $388.0 million for the year ended December 31, 2017 compared with $300.4 million in the prior year period. The increase is due to $198.6 million higher revenues during 2017 as compared to 2016 which resulted in a higher compensation and benefits accrual. The compensation to revenue ratio was 58% for the year ended December 31, 2017 compared with 64% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $21.1 million to $122.1 million for the year ended December 31, 2017 compared with $101.0 million in the prior year period. The increase is primarily related to the acquisition of Convergex Group during June 2017.
The following table shows the components of the non-compensation expenses—fixed, for the year ended December 31, 2017 and 2016:

	Year Ended December 31,		Period-to-Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$23,378	$17,752	$5,626	32%
Professional, advisory and other fees	20,944	17,280	3,664	21%
Occupancy and equipment	33,928	29,975	3,953	13%
Service fees	14,896	7,831	7,065	90%
Expenses from equity investments	11,156	15,844	(4,688)	(30)%
Other	17,819	12,297	5,522	45%
Total	$122,121	$100,979	$21,142	21%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.6 million to $11.6 million for the year ended December 31, 2017 compared with $11.0 million in the prior year period.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $44.6 million to $105.8 million for the year ended December 31, 2017 compared with $61.2 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, related to the acquisition of Convergex Group during June 2017.
The following table shows the components of the non-compensation expenses—variable, for the year ended December 31, 2017 and 2016:

	Year Ended December 31,		Period-to-Period
	2017	2016	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$73,133	$29,432	$43,701	148%
HealthCare Royalty Partners syndication costs	528	528	—	—%
Expenses related to Luxembourg companies	3,279	2,406	873	36%
Marketing and business development	27,336	26,163	1,173	4%
Other	1,510	2,649	(1,139)	(43)%
Total	$105,786	$61,178	$44,608	73%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the investment management segment decreased $0.3 million to $2.0 million for the year ended December 31, 2017 compared to $2.3 million in the prior year period.
Interest expense
Interest expense increased $1.7 million to $18.9 million for the year ended December 31, 2017 compared with $17.2 million in the prior year period. Interest expense primarily relates to debt issued during 2014 and 2017.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests decreased by $1.7 million to $6.1 million for the year ended December 31, 2017 compared with $7.8 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

	Year Ended December 31,						Total Period-to-Period
	2016			2015
	Investment Management	Broker-Dealer	Total	Investment Management	Broker-Dealer	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$133,279	$133,279	$—	$222,781	$222,781	$(89,502)	(40)%
Brokerage	—	207,040	207,040	—	160,436	160,436	46,604	29%
Management fees	64,086	3,162	67,248	68,989	1,026	70,015	(2,767)	(4)%
Incentive income (loss)	26,274	—	26,274	(1,544)	—	(1,544)	27,818	1,802%
Investment income (loss)	3,015	1,008	4,023	49,244	13,352	62,596	(58,573)	(94)%
Other income (loss)	29,202	565	29,767	14,492	890	15,382	14,385	94%
Total economic income revenues	122,577	345,054	467,631	131,181	398,485	529,666	(62,035)	(12)%
Economic Income (Loss)
Total Economic Income (Loss) was a loss of $28.7 million for the year ended December 31, 2016, a decrease of $63.2 million compared to Economic Income (Loss) of $34.5 million in the prior year period.
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
Investment Management Segment Revenues
Investment management segment Economic Income (Loss) revenues were $122.6 million for the year ended December 31, 2016, a decrease of $8.6 million compared to Economic Income (Loss) revenues of $131.2 million in the prior year period.
Management Fees.    Management fees for the segment decreased $4.9 million to $64.1 million for the year ended December 31, 2016 compared with $69.0 million in the prior year period. This decrease was primarily related to a decrease in management fees for the alternative solutions and the activist businesses offset partially by an increase in management fees from the macro options and equities businesses.
Incentive Income (Loss).    Incentive income for the segment increased $27.8 million to $26.3 million for the year ended December 31, 2016 compared with a loss of $1.5 million in the prior year period. This increase was primarily related to an increase in performance from the activist business and certain private investments.
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
Brokerage.    Brokerage revenues increased $46.6 million to $207.0 million for the year ended December 31, 2016, compared with $160.4 million in the prior year period. This was attributable to higher commissions due to an increase in customer trading volumes, the initiation of the prime brokerage businesses in the third and fourth quarters of 2015 and the initiation of the credit trading business in May 2016. Customer trading volumes across the industry (according to Bloomberg) increased 6% for the twelve months ended December 31, 2016 compared to the prior year.
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
Depreciation and amortization expenses.  Depreciation and amortization expenses increased $1.5 million to $11.0 million for the year ended December 31, 2016 compared with $9.5 million in the prior year period. The increase is primarily related to an increase in amortization of intangible assets related to acquisitions during late 2015 and during 2016.
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
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the investment management segment, decreased $5.4 million to $2.3 million for the year ended December 31, 2016 compared with $7.7 million in the prior year period.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2017, we had cash and cash equivalents of $130.1 million and net liquid investment assets of $400.6 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of December 31, 2017 of $15.6 million. The Company continues to permanently reinvest the capital and accumulated earnings of its United Kingdom and Hong Kong subsidiaries.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At December 31, 2017, we had security deposits totaling $94.0 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of December 31, 2017:

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$19.5	(a)
HealthCare Royalty Partners funds (b)	6.2	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.4	7 years
Lagunita Biosciences, LLC	2.0	3 years
Eclipse Fund II, L.P.	0.9	8 years
Eclipse Continuity Fund I, L.P.	0.6	9 years
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
Regulation
As registered broker-dealers, Cowen and Company, Cowen Execution, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by the Rule. Under the alternative method Cowen and Company's minimum net capital requirement, as defined in (a)(4) of the Rule, is $1.0 million. Cowen Execution, ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of the Rule, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other requirements of the Rule and other regulatory bodies.
Cowen Execution is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”) and Options Clearing Corporation (“OCC”) Rule 302. Regulation 1.17 requires Cowen Execution to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by Rule 15c3-1, whichever is greater. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At December 31, 2017, the Company had $108.7 million of net capital in excess of this minimum requirement.
Ramius UK, Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the FCA of the U.K. Financial Resources, as defined, must exceed the requirement of the FCA.
As of December 31, 2017, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$40.2	$1.0	$39.2
Cowen Execution	$111.4	$2.7	$108.7
ATM Execution	$1.0	$0.3	$0.7
Cowen Prime	$12.3	$0.3	$12.0
Westminster	$7.6	$0.3	$7.3
Ramius UK	$0.2	$0.1	$0.1
Cowen International Ltd	$11.5	$7.1	$4.4
Cowen Execution Ltd	$3.8	$2.6	$1.2
Cowen and Company, Cowen Prime and ATM Execution claim exemption from SEC Rule 15c3-3 subparagraph (k)(2)(ii) of the Securities Exchange Act of 1934 since they clear their securities transactions on a fully disclosed basis and promptly transmits all customer funds and securities to the clearing broker-dealer that carries the accounts. Cowen and Company, Cowen Prime and Westminster claim exemption from SEC Rule 15c3-3 subparagraph (k)(2)(i) of the Securities Exchange Act of 1934 since they conduct primarily all financial transactions with their customers through a bank account designated as Special Account for the Exclusive Benefit of Customers.
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account, cash or acceptable qualified securities for the exclusive benefit of customers. As of December 31, 2017, Cowen Execution had segregated approximately $20.3 million of cash, while its required deposit was $10.5 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB”), as defined in SEC Rule 15c3-3. PAB calculation is completed to allow each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its assets held by Cowen Execution as allowable assets in the correspondent's net capital calculation. At December 31, 2017, Cowen Execution had $29.7 million of cash on deposit in special reserve bank accounts for PAB, which was in excess of its required deposit of $17.1 million.
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
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of December 31, 2017 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of December 31, 2017. RCG Insurance Company’s capital and surplus as of December 31, 2017 totaled approximately $28.7 million.
Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used by operating activities of $116.4 million for the year ended December 31, 2017 was primarily related to (i) purchases of securities owned, at fair value and an increase in receivable from brokers, dealers and clearing organizations partially offset by an increase in payable to customers, cash acquired through acquisitions and sales of securities owned, at fair value. Net cash used in operating activities of $354.5 million for the year ended December 31, 2016 was primarily related to purchases of other investments and cash used to pay for year end bonuses. Net cash used in operating activities of $68.6 million for the year ended December 31, 2015 was primarily related to purchases of securities and other investments partially offset by a decrease in cash held at other brokers.
Investing Activities.    Net cash used in investing activities of $2.4 million for the year ended December 31, 2017 was primarily related to the purchase of Convergex Group, loans issued and purchases of other investments offset partially by sales of other investments and fixed assets. Net cash provided by investing activities of $58.5 million for the year ended December 31, 2016 was primarily related to repayment of certain loans made for investing purposes and sales of other investments offset partially by the purchases of other investments and fixed assets. Net cash used in investing activities of $47.4 million for the year ended December 31, 2015 was primarily related to the purchases of businesses, other investments and fixed assets partially offset by proceeds from sales of other investments.

Financing Activities.    Net cash provided by financing activities for the year ended December 31, 2017 of $137.9 million was primarily related to proceeds from the issuance of convertible debt, borrowings on notes and other debt and contributions from non-controlling interests in Consolidated Funds offset partially by repayments on convertible debt, notes and other debt, withdrawals from non-controlling interests in Consolidated Funds and purchase of treasury stock. Net cash provided by financing activities for the year ended December 31, 2016 of $249.8 million was primarily related to contributions from non-controlling interests in Consolidated Funds. Net cash provided by financing activities for the year ended December 31, 2015 of $143.8 million was primarily related to the proceeds from issuance of preferred stock and contributions from non-controlling interests in Consolidated Funds offset partially by repurchase of shares of our common stock.
Debt
Convertible Debt
2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes are due on December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The notes are senior unsecured obligations of Cowen. The 2022 Convertible Notes may be converted into cash or shares of Class A common stock at the Company's election based on the current conversion price. The 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen’s Class A common stock.
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due 2019 (the "2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering.
The Company recorded interest expense of $0.2 million for the year ended December 31, 2017. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying consolidated statements of operations is $0.2 million for the year ended December 31, 2017, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.1 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2022 Convertible Notes.
2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "2019 Convertible Notes"). The 2019 Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the 2019 Convertible Notes is payable semi-annually on March 15 and September 15 of each year. The 2019 Convertible Notes are senior unsecured obligations of the Company. The 2019 Convertible Notes may be converted into cash, upon the occurrence of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The 2019 Convertible Notes were issued with an initial conversion price of $21.32 per share (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). During December 2017, the Company repurchased and extinguished $115.1 million of the outstanding balance of the 2019 Convertible Notes.
The Company recorded interest expense of $4.3 million, $4.5 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The initial unamortized discount on the 2019 Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying consolidated statements of operations is $7.3 million, $6.9 million and $6.3 million for the years ended December 31, 2017, 2016, and 2015, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $0.9 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2019 Convertible Notes. In conjunction with the partial extinguishment of the 2019 Convertible Notes, the Company accelerated the pro-rata unamortized discount and capitalized debt issuance costs. The Company recognized $11.6 million of gain/ (loss) on debt extinguishment.
Of the net proceeds from the sale of the 2019 Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction, which increased the effective conversion price to $28.72 (see Note 6) (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
2027 Notes
On December 8, 2017, the Company completed its public offering of $120 million of 7.35% senior notes due 2027 (the “2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the 2027 Notes. Interest on the 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $0.6 million for the year ended December 31, 2017. The Company capitalized debt issuance costs of approximately $5.1 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due 2021 (the "2021 Notes") and for general corporate purposes.
2021 Notes
The Company redeemed the Company's outstanding $63.25 million principal amount of the 2021 Notes, following which the 2021 Notes were delisted from NASDAQ. The redemption was made pursuant to the terms of the 2021 Notes and the indenture governing the 2021 Notes. The redemption price for the 2021 Notes was equal to 106.188% of the principal amount of the 2021 Notes plus accrued and unpaid interest. The Company recorded interest expense of $5.3 million, $5.2 million and $5.2 million for the years ended December 31, 2017, 2016, and 2015 respectively. In conjunction with the extinguishment of the 2021 Notes, the Company expensed the unamortized capitalized debt issuance costs. The Company recognized $5.6 million of loss on debt extinguishment.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 29, 2018. The loan is secured by the value of the Company's limited partnership interests in two affiliated funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.7 million for the year ended December 31, 2017.
Other Notes Payable
During January 2017, the Company borrowed $2.1 million to fund insurance premium payments. This note has an effective interest rate of 1.50% and is due on December 31, 2017, with monthly payment requirements of $0.2 million. As of December 31, 2017, the note was fully repaid. Interest expense for the year ended December 31, 2017 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying consolidated statements of financial condition. The debt maturities ranged from January 2019 to April 2021 and interest rates ranged from 4.21% to 7.25%. As of December 31, 2017, and 2016, the remaining balance on the aircraft financing agreements was $8.2 million and $14.4 million, respectively. Interest expense was $0.7 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively.
Capital Lease Obligations
The Company has entered into a capital lease for computer equipment, which amounted to $6.9 million and is recorded in fixed assets as capital lease obligations. In addition, as part of the Convergex Group acquisition, the Company holds two capital leases for computer equipment which amounted to $0.8 million and are recorded as capital lease obligations. These capital lease obligations are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 3.70% to 5.69%. As of December 31, 2017, the remaining balance on these capital leases was $4.1 million. Interest expense was $0.1 million, $0.1 million, $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Letters of Credit
As of December 31, 2017, the Company has the following eight irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged as collateral, $11.8 million, as of December 31, 2017, and $5.5 million, as of December 31, 2016, due between March 2018 and March 2021, for reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
Connecticut	$65	January 2018
Boston	$382	March 2018
New York	$355	April 2018
New York	$70	May 2018
New York	$596	October 2018
New York	$2,250	October 2018
New York	$1,600	November 2018
San Francisco	$710	January 2019
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2017 and 2016, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of December 31, 2017:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment/Aircraft Leases, Service Payments and Facility Leases
Real Estate	$101,927	$25,960	$39,079	$29,534	$7,354
Service Payments	34,494	21,631	12,526	337	—
Equipment leases	4,843	2,251	1,533	1,059	—
Aircraft	1,995	1,260	735	—	—
Total	143,259	51,102	53,873	30,930	7,354
Debt
Convertible Debt	190,915	4,840	42,975	143,100	—
Note Payable	239,627	10,340	20,286	20,286	188,715
Term Loan	28,901	28,901	—	—	—
Other Notes Payable	9,317	2,032	4,773	2,512	—
Total	$468,760	$46,113	$68,034	$165,898	$188,715
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
The fund is currently winding-down as of December 31, 2017 and the clawback obligations were $6.2 million (see Note 6 to the Company's consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of December 31, 2017, are as follows:

	Convertible Debt	Note Payable	Term Loan	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2018	$4,840	$10,340	$—	$2,032	$2,059
2019	38,925	10,143	28,901	3,410	717
2020	4,050	10,143	—	1,363	639
2021	4,050	10,143	—	2,512	639
2022	139,050	10,143	—	—	420
Thereafter	—	188,715	—	—	—
Subtotal	190,915	239,627	28,901	9,317	4,474
Less (a)	(49,413)	(106,657)	(780)	(1,070)	(354)
Total	$141,502	$132,970	$28,121	$8,247	$4,120

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of December 31, 2017. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
Cowen and Company, Cowen Prime, Cowen Execution and ATM Execution are members of various securities exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the various securities exchange and clearing organizations, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable. Accordingly, no contingent liability is carried in the accompanying consolidated statements of financial condition for these arrangements.
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
In accordance with these standards, during the twelve months ended December 31, 2017 the Company consolidated seven funds for which it acts (or acted) as the general partner and investment manager. As of December 31, 2017 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Cowen Healthcare Investments Fund II LP ("Cowen Healthcare II"), Caerus

Select Fund LP ("Caerus LP") (between May 1, 2016 through March 1, 2017 when the fund was liquidated), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") (from December 31, 2015 through July 31, 2017 when the fund was liquidated) and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company's perceived risk of that instrument. For additional information regarding the use of unobservable inputs to fair value assets and liabilities see Note 7 in the accompanying consolidated Financial Statement in Part 1 Item 1.
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
Securities— Securities with values based on quoted market prices in active markets for identical assets are classified within level 1 of the fair value hierarchy. These securities include active listed equities, certain U.S. government and sovereign obligations, Exchange Traded Funds ("ETFs"), mutual funds and certain money market securities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

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
Other investments—Other investments consist primarily of portfolio funds, real estate investments and equity method investments, which are valued as follows:

i.
Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in funds and investment companies which may be managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. In accordance with US GAAP, investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.

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

Management fees
The Company earns management fees from affiliated private funds and certain managed accounts that it serves as the investment manager based on assets under management. The actual management fees received vary depending on distribution fees or fee splits paid to third parties either in connection with raising the assets or structuring the investment.
Several management companies of the private funds are owned jointly by the Company and third parties. Accordingly, the management fees generated by these funds are split between the Company and these third parties. Pursuant to US GAAP, these fees received by the management companies that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Private Funds. Management fees for the Company's private funds, including the private healthcare fund, are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income.

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

•	Cowen Trading Strategies. Advisory fees for the Company's collateral management advisory business are typically paid quarterly based on assets under management but generally subject to a minimum fee.
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's investment management products, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products we offer, incentive income earned is typically up to 20% for private funds (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Several general partners of the Company's private funds are jointly owned by the Company and third parties. Accordingly, the incentive fees generated by these funds are split between the Company and these third parties. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in accordance with “Method 2” of US GAAP. Under Method 2, the incentive income from the Company's investment management products for any period is based upon the net profits of those investment management products at the reporting date. Any incentive income recognized in the accompanying consolidated statement of operations may be subject to future reversal based on subsequent negative performance prior to the conclusion of the fiscal year, when all contingencies have been resolved.
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

•
Strategic/financial advisory fees. The Company's strategic advisory revenues include success fees earned in connection with advising companies, principally in mergers, acquisitions and restructuring transactions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

Brokerage
Brokerage revenue consists of commissions, principal transactions, equity and credit research fees and trade conversion revenue.

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
The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Goodwill impairment tests involve significant judgment in determining the estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in acceptable valuation techniques, such as the market approach (earning and or transactions multiples) and/or income approach (discounted cash flow method). Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill.
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
Income taxes
The Company accounts for income taxes in accordance with US GAAP which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies. We record a valuation allowance against our deferred tax assets to bring them to a level that it is more likely than not to be utilized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the consolidated statements of operations. See Note 22 "Commitments and Contingencies" in our accompanying consolidated financial statements for the annual ended December 31, 2017 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying consolidated financial statements for the annual ended December 31, 2017.
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
The Company's risk measurement and risk management processes are an integral part of our proprietary investment process as well as market making and customer facilitation trading activities. These processes are implemented at the individual position, strategy and total portfolio levels and are designed to provide a complete picture of the risks of the Company's balance sheet. The key elements of our risk reporting include sensitivities, exposures, stress testing and profit and loss attribution. As a result of our views of levels of risk being taken, the Company may undertake to hedge out some or all of any or all risks at either the individual position, strategy or total portfolio levels.
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
A 10% change in the fair value of the investments held by the Company's funds as of December 31, 2017 would result in a change of approximately $1.1 billion in our assets under management and would impact management fees by approximately $5.3 million on an annual basis. This number is an estimate. The amount would be dependent on the fee structure of the particular fund or funds that experienced such a change.
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
Credit risk
The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, we believe there is no maximum amount assignable to this right. Accordingly, at December 31, 2017, the Company had recorded no liability.
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
Operational risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. We outsource all or a portion of certain critical business functions, such as clearing. Accordingly, we negotiate our agreements with these firms with attention focused not only on the delivery of core services but also on the safeguards afforded by back-up systems and disaster recovery capabilities. We make specific inquiries on any relevant exceptions noted in a service provider's System and Organization Controls (SOC) report on the state of its internal controls, when available.
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
As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
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
Item 9B. Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information in the definitive proxy statement for our 2018 annual meeting of stockholders under the captions "Executive Officers," "Board of Directors," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Item 11.    Executive Compensation
The information in the definitive proxy statement for our 2018 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the definitive proxy statement for our 2018 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions
The information in the definitive proxy statement for our 2018 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information in the definitive proxy statement for our 2018 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:
1.    Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-78 hereof.
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
Item 16. Form 10-K Summary
Not Applicable.

Management's Report on Internal Control over Financial Reporting
Management of Cowen Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As of the end of the Company's 2017 fiscal year, management conducted an assessment of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2017 was effective.
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
The Company's internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cowen Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statement of financial condition of Cowen Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We have served as the Company’s auditor since 2017.
/s/ KPMG LLP
New York, New York
March 6, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Cowen Inc.:
In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of Cowen Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2017

Cowen Inc. Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data)
Assets	As of December 31, 2017	As of December 31, 2016
Cash and cash equivalents	$130,052	$110,990
Cash collateral pledged	17,888	13,342
Segregated cash	116,268	1,024
Securities owned, at fair value	673,221	700,876
Receivable on derivative contracts, at fair value	69,177	22,901
Securities borrowed	443,148	—
Other investments	141,548	157,279
Deposits with clearing organizations, brokers and banks	93,996	8,939
Receivable from brokers, dealers and clearing organizations	508,178	78,898
Receivable from customers, net of allowance of $1,550 and $0 respectively	49,891	—
Fees receivable, net of allowance of $1,736 and $0, respectively	111,784	45,883
Due from related parties	34,814	39,629
Fixed assets, net of accumulated depreciation and amortization of $28,355 and $23,867, respectively	40,496	42,408
Goodwill	60,678	60,678
Intangible assets, net of accumulated amortization of $33,081 and $29,418, respectively	29,955	25,769
Deferred tax asset, net	116,323	165,656
Other assets	88,268	38,406
Consolidated Funds
Cash and cash equivalents	21,988	17,761
Securities owned, at fair value	165,916	79,237
Receivable on derivative contracts, at fair value	2,520	893
Other investments	374,111	401,465
Receivable from brokers	5,644	5,978
Other assets	388	511
Total Assets	$3,296,252	$2,018,523
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$342,527	$266,090
Payable for derivative contracts, at fair value	42,750	20,762
Securities loaned	456,831	—
Payables to brokers, dealers and clearing organizations	252,153	210,309
Payable to customers	352,467	—
Commission management payable	70,451	3,590
Compensation payable	150,206	98,084
Notes payable and other debt	173,458	77,030
Convertible debt	141,502	130,029
Fees payable	8,047	3,272
Due to related parties	570	573
Accounts payable, accrued expenses and other liabilities	96,533	47,525
Consolidated Funds
Securities sold, not yet purchased, at fair value	—	883
Payable for derivative contracts, at fair value	7,130	572
Payable to brokers	751	3,700
Contributions received in advance	—	2,000
Capital withdrawals payable	11,931	1,408
Accounts payable, accrued expenses and other liabilities	322	841
Total Liabilities	$2,107,629	$866,668

Cowen Inc. Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data)

	As of December 31, 2017	As of December 31, 2016
(continued)
Commitments and Contingencies (Note 22)
Redeemable non-controlling interests	$440,604	$379,205
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of December 31, 2017 (aggregate liquidation preference of $120,750,000) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of as of December 31, 2016 (aggregate liquidation preference of $120,750,000), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 41,765,296 shares issued and 29,632,020 outstanding as of December 31, 2017 and 62,500,000 shares authorized,36,542,091 shares issued and 26,731,289 outstanding as of December 31, 2016, respectively (including 191,962 and 162,176 restricted shares, respectively)	324	292
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	1,004,664	928,646
(Accumulated deficit) retained earnings	(70,116)	(2,442)
Accumulated other comprehensive income (loss)	(8)	(2)
Less: Class A common stock held in treasury, at cost, 12,133,276 and 9,810,802 shares, respectively	(186,846)	(153,845)
Total Stockholders' Equity	$748,019	$772,650
Total Liabilities and Stockholders' Equity	$3,296,252	$2,018,523

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc. Consolidated Statements of Operations (dollars in thousands, except per share data)
	Year Ended December 31,
	2017	2016	2015
Revenues
Investment banking	$223,614	$133,279	$222,781
Brokerage	293,610	199,180	157,722
Management fees	33,245	40,612	41,906
Incentive income	5,383	8,334	1,466
Interest and dividends	49,440	14,732	13,796
Reimbursement from affiliates	2,860	10,504	21,557
Aircraft lease revenue	3,751	4,161	—
Reinsurance premiums	30,996	32,459	—
Other revenues	8,561	22,355	3,726
Consolidated Funds
Interest and dividends	5,870	4,792	1,086
Other revenues	1,451	1,157	527
Total revenues	658,781	471,565	464,567
Expenses
Employee compensation and benefits	404,087	310,038	321,386
Floor brokerage and trade execution	75,601	32,286	27,460
Interest and dividends	60,949	29,308	26,220
Professional, advisory and other fees	31,942	23,190	25,578
Service fees	14,999	7,918	7,535
Communications	23,460	17,768	14,325
Occupancy and equipment	35,184	32,286	29,055
Depreciation and amortization	13,078	12,713	9,498
Client services and business development	28,327	27,828	25,413
Reinsurance claims, commissions and amortization of deferred acquisition costs	30,486	29,904	—
Restructuring costs	8,763	—	—
Other expenses	18,196	14,815	15,594
Consolidated Funds
Interest and dividends	9,836	6,434	1,104
Professional, advisory and other fees	1,145	1,148	654
Floor brokerage and trade execution	318	431	51
Other expenses	1,227	1,051	501
Total expenses	757,598	547,118	504,374
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	76,179	23,381	36,789
Bargain purchase gain, net of tax	6,914	—	—
Gain/(loss) on debt extinguishment	(16,039)	—	—
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	19,660	7,085	12,517
Net realized and unrealized gains (losses) on derivatives	19,476	13,503	2,071
Net gains (losses) on foreign currency transactions	(411)	97	(91)
Total other income (loss)	105,779	44,066	51,286
Income (loss) before income taxes	6,962	(31,487)	11,479
Income tax expense (benefit)	44,053	(19,092)	(47,496)
Net income (loss)	(37,091)	(12,395)	58,975
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	23,791	6,882	15,246
Net income (loss) attributable to Cowen Inc.	(60,882)	(19,277)	43,729
Preferred stock dividends	6,792	6,792	4,075
Net income (loss) attributable to Cowen Inc. common stockholders	$(67,674)	$(26,069)	$39,654

Cowen Inc. Consolidated Statements of Operations (dollars in thousands, except per share data)
	Year Ended December 31,
	2017	2016	2015
(continued)
Weighted average common shares outstanding:
Basic (a)	29,492	26,857	27,522
Diluted (a)	29,492	26,857	29,043
Earnings (loss) per share:
Basic (a)	$(2.29)	$(0.97)	$1.44
Diluted (a)	$(2.29)	$(0.97)	$1.37
(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.
Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Net income (loss)		$(37,091)		$(12,395)		$58,975
Other comprehensive income (loss), net of tax:
Foreign currency translation	(6)		(2)		(17)
Total other comprehensive income (loss), net of tax		(6)		(2)		(17)
Comprehensive income (loss)		$(37,097)		$(12,397)		$58,958

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2014	27,922,799	$290	—	$—	$(79,771)	$773,166	$17	$(16,027)	$677,675	$86,076
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	43,729	43,729	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	15,246
Foreign currency translation	—	—	—	—	—	—	(17)	—	(17)	—
Capital contributions	—	—	—	—	—	—	—	—	—	110,178
Capital withdrawals	—	—	—	—	—	—	—	—	—	(24,589)
Restricted stock awards issued	1,068,227		—	—	—		—	—	—	—
Common stock issuance upon acquisition (See Note 2)	137,156	2	—	—	—	3,006	—	—	3,008	—
Purchase of treasury stock, at cost	(2,752,019)		—	—	(57,585)		—	—	(57,585)	—
Preferred stock issuance, net of issuance costs (See Note 24)	—	—	120,750	1	—	117,194	—	—	117,195	—
Preferred stock dividends (See Note 24)	—	—	—	—	—	—	—	(4,075)	(4,075)	—
Capped call option transaction (See Note 24)	—	—	—	—	—	(15,878)	—	—	(15,878)	—
Stock options exercised	25,000	—	—	—	—	395	—	—	395	—
Income tax effect from share based compensation	—	—	—	—	—	3,806	—	—	3,806	—
Amortization of share based compensation	—	—	—	—	—	21,740	—	—	21,740	—
Balance, December 31, 2015	26,401,163	$292	120,750	$1	$(137,356)	$903,429	$—	$23,627	$789,993	$186,911
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	(19,277)	(19,277)	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	6,882
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	—	—	276,923
Capital withdrawals	—	—	—	—	—	—	—	—	—	(18,469)
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(73,042)
Restricted stock awards issued	1,511,995		—	—	—		—	—	—	—
Purchase of treasury stock, at cost	(1,181,869)		—	—	(16,489)		—	—	(16,489)	—
Preferred stock dividends (See Note 24)	—	—	—	—	—	—	—	(6,792)	(6,792)
Income tax effect from share based compensation	—	—	—	—	—	(822)	—	—	(822)	—
Amortization of share based compensation	—	—	—	—	—	26,039	—	—	26,039	—
Balance, December 31, 2016	26,731,289	$292	120,750	$1	$(153,845)	$928,646	$(2)	$(2,442)	$772,650	$379,205
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	(60,882)	(60,882)	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	23,791
Foreign currency translation	—	—	—	—	—	—	(6)	—	(6)	—
Capital contributions	—	—	—	—	—	—	—	—	—	119,112
Capital withdrawals	—	—	—	—	—	—	—	—	—	(81,504)
Common stock issuance upon acquisition (See Note 2)	3,162,278	32	—	—	—	47,575	—	—	47,607	—
Restricted stock awards issued	2,060,927	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(2,322,474)	—	—	—	(33,001)	—	—	—	(33,001)	—
Preferred stock dividends (See Note 24)	—	—	—	—	—	—	—	(6,792)	(6,792)	—
Amortization of share based compensation	—	—	—	—	—	28,443	—	—	28,443	—
Balance, December 31, 2017	29,632,020	$324	120,750	$1	$(186,846)	$1,004,664	$(8)	$(70,116)	$748,019	$440,604
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc. Consolidated Statements of Cash Flows (dollars in thousands)
	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(37,091)	$(12,395)	$58,975
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	(6,914)	—	—
Depreciation and amortization	13,078	12,713	9,498
Net gain on sale of divested business	—	(15,638)	—
Amortization of debt issuance costs	1,261	1,208	1,163
Amortization of debt discount	7,435	6,885	6,302
Gain / (loss) on extinguishment of debt	10,551	—	—
Tax (benefit) expense from share-based payment arrangements	—	(822)	3,806
Share-based compensation	28,443	26,039	21,740
Deferred tax benefit	45,856	(21,274)	(17,966)
Deferred rent obligations	(2,192)	(880)	(2,333)
Net loss (gain) on disposal of fixed assets	(2,346)	—	54
Contingent liability adjustment	—	2,139	(200)
Purchases of securities owned, at fair value	(4,943,394)	(4,483,975)	(5,856,112)
Proceeds from sales of securities owned, at fair value	5,131,938	4,447,094	6,039,719
Proceeds from sales of securities sold, not yet purchased, at fair value	2,455,876	3,016,934	2,730,939
Payments to cover securities sold, not yet purchased, at fair value	(2,444,010)	(3,054,869)	(2,674,153)
Net (gains) losses on securities, derivatives and other investments	(78,303)	(28,878)	(34,495)
Consolidated Funds
Purchases of securities owned, at fair value	(385,544)	(113,653)	(25,000)
Proceeds from sales of securities owned, at fair value	338,268	73,011	—
Proceeds from sales of securities sold, not yet purchased, at fair value	217	2,226	—
Payments to cover securities sold, not yet purchased, at fair value	(899)	(1,799)	—
Purchases of other investments	(26,206)	(221,897)	(92,305)
Proceeds from sales of other investments	64,867	17,116	31,417
Net realized and unrealized (gains) losses on investments and other transactions	(28,267)	(17,402)	(13,552)
(Increase) decrease in operating assets:
Cash acquired through acquisition	30,562	—	—
Cash collateral pledged	(4,546)	(3,257)	(1,779)
Segregated Cash	13,781	229	(1,253)
Securities owned, at fair value, held at broker-dealer	(102,137)	(17,005)	14,877
Receivable on derivative contracts, at fair value	(46,277)	16,717	10,259
Securities borrowed	(184,827)	—	676,100
Deposits with clearing organizations, brokers and banks	(32,460)	(1,874)	(6,965)
Receivable from brokers, dealers and clearing organizations	(366,297)	31,795	(20,785)
Receivable from customers, net of allowance	(6,422)	—	—
Fees receivable, net of allowance	(29,669)	(12,632)	11,099
Due from related parties	4,815	(176)	(13,344)
Other assets	(33,454)	(10,048)	4,580
Consolidated Funds
Cash and cash equivalents	(4,227)	(3,827)	(13,433)
Receivable on derivative contracts, at fair value	(1,627)	(893)	—
Receivable from brokers	334	(5,978)	—
Other assets	123	152	770
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	19,226	7,160	(11,747)
Payable for derivative contracts, at fair value	(1,399)	(421)	(20,147)
Securities loaned	170,472	—	(682,493)
Payable to brokers, dealers and clearing organizations	(32,440)	78,520	(204,186)
Payable to customers	340,666	—	—
Commission management payable	(15,857)	242	2,225
Compensation payable	9,150	(60,279)	5,540
Fees payable	(639)	(2,366)	(693)
Due to related parties	(3)	244	(145)

Cowen Inc. Consolidated Statements of Cash Flows (dollars in thousands)
	Year Ended December 31,
	2017	2016	2015
(continued)
Accounts payable, accrued expenses and other liabilities	13,046	(9,133)	(5,337)
Consolidated Funds
Contributions received in advance	(2,000)	1,150	850
Payable to brokers	(2,949)	3,699	—
Payable for derivative contracts, at fair value	6,558	572	—
Due to related parties	(189)	453	3
Accounts payable, accrued expenses and other liabilities	(330)	528	(98)
Net cash provided by / (used in) operating activities	(116,392)	(354,545)	(68,605)
Cash flows from investing activities:
Purchases of other investments	$(10,419)	$(33,786)	(14,149)
Purchase of business (Note 2)	(55,049)	(6,258)	(38,416)
Proceeds from sales of other investments	71,749	54,068	58,166
Loans issued	(13,745)	—	(46,000)
Proceeds from loans held for investment	3,203	42,800	—
Proceeds from divested business, net of cash divested	—	17,303	—
Purchase of fixed assets	(5,986)	(15,613)	(7,030)
Sale of fixed assets	7,850	—	—
Net cash provided by / (used in) investing activities	(2,397)	58,514	(47,429)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	135,000	—	—
Repayments on convertible debt	(115,140)	—	—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	117,194
Capped call option transaction	—	—	(15,878)
Deferred debt issuance cost	(7,176)	—	—
Borrowings on notes and other debt	171,148	30,638	7,140
Repayments on notes and other debt	(72,757)	(29,800)	(3,299)
Income tax effect from share-based payment arrangements	—	(822)	3,806
Proceeds from stock options exercised	—	—	394
Purchase of treasury stock	(19,662)	(7,654)	(48,678)
Cash paid to acquire net assets (contingent liability payment)	(393)	(2,358)	(1,725)
Capital contributions by redeemable non-controlling interests in operating entities	—	10	5,644
Capital withdrawals to redeemable non-controlling interests in operating entities	(5,178)	(6,995)	(13,860)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	117,812	276,914	104,533
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(65,803)	(10,144)	(11,514)
Net cash provided by / (used in) financing activities	137,851	249,789	143,757
Change in cash and cash equivalents	19,062	(46,242)	27,723
Total cash beginning of period	110,990	157,232	129,509
Total cash at end of period	$130,052	$110,990	$157,232

Supplemental information
Cash paid during the year for interest	$26,632	$17,540	$17,525
Cash paid during the year for taxes	$2,172	$5,085	$4,161

Supplemental non-cash information
Conversion option value on 2022 Convertible Notes	$23,387	$—	$—
Purchase of treasury stock, at cost, through net settlement (See Note 24)	$11,889	$8,835	$8,907
Preferred stock dividends declared (See Note 24)	$6,792	$6,792	$4,075
Net assets (liabilities) acquired upon acquisition (net of cash) (See Note 2)	$77,790	$—	$22,468
Common stock issuance upon close of acquisition (see Note 2)	$47,607	$—	$3,008
Notes payable increase through asset acquisition	$—	$7,164	$—
Net assets of deconsolidated entities	$—	$73,042	$—
Conversion of redeemable non-controlling interest to loan receivable	$1,299	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Cowen Inc.
Notes to Consolidated Financial Statements
1. Organization and Business
Cowen Inc. (formerly Cowen Group, Inc.), a Delaware corporation formed in 2009, is a diversified financial services firm which, together with its consolidated subsidiaries (collectively, “Cowen,” or the “Company”), operates through its two business segments: investment management and broker-dealer. The Company's investment management segment, includes private funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles. The Company's broker-dealer segment offers investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. The Company's primary target sectors are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation.
On December 5, 2016, the Company effected a one-for-four reverse stock split of the Company's common stock. Except where the context indicates otherwise, all share and per share information has been retroactively adjusted to reflect the reverse stock split.
2. Acquisitions and Divestiture
Acquisitions
Convergex Group
On April 2, 2017, the Company, through its wholly owned subsidiary Cowen CV Acquisition LLC, entered into a securities purchase agreement with, among others, Convergex Holdings LLC to acquire all the outstanding interests in Convergex Group, LLC ("Convergex Group") (subsequently renamed to Cowen Execution Holdco LLC), a provider of agency based execution services and trading technology to middle market institutional investors and broker-dealers. Convergex Group's operations were primarily conducted through two U.S. Securities Exchange Commission ("SEC") registered broker-dealers, Convergex Execution Solutions LLC (subsequently renamed to Cowen Execution Services LLC) ("Cowen Execution") and Westminster Research Associates LLC ("Westminster") and also Convergex Limited (subsequently renamed to Cowen Execution Services Limited) ("Cowen Execution Ltd"), which is based in the United Kingdom and regulated by the Financial Conduct Authority ("FCA"). The purchase price was paid approximately 50% in cash and 50% in Cowen Inc. Class A common stock.
The acquisition was consummated effective as of June 1, 2017. The adjusted aggregate estimated purchase price was $98.0 million, which was determined based on closing date tangible book value of Convergex Group, less certain closing adjustments. A portion of the preliminary purchase price was deposited into escrow as a reserve for any future claims against the sellers of Convergex Group. On closing, the Company paid cash of $48.6 million and issued 3,162,278 of the Company’s Class A common stock determined based on the 30-day volume-weighted average price per share of $15.05 as of May 30, 2017. Subsequent to the closing date, adjustments were identified and the sellers and the Company agreed to settle all of the outstanding closing date adjustments.
The acquisition was accounted for under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). As such, results of operations for Convergex Group are included in the accompanying consolidated statements of operations since the date of acquisition, and the assets acquired and liabilities assumed were recorded at their fair value as of the acquisition date. Subsequent to the acquisition, the operations of Convergex Group were integrated within the Company's existing businesses.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

The table below summarizes the preliminary purchase price allocation of net tangible and intangible assets acquired and liabilities assumed as of June 1, 2017:

(dollars in thousands)
Cash and cash equivalents	$30,562
Segregated cash	129,025
Securities owned, at fair value	3,417
Securities borrowed	258,321
Deposits from clearing organizations	52,596
Receivable from brokers	62,983
Receivable from customers	43,469
Fees receivable	36,232
Fixed assets, net	1,325
Intangible assets	10,270
Other assets	7,528
Securities sold, not yet purchased, at fair value	(71)
Securities loaned	(286,359)
Payable to brokers	(74,284)
Payable to customers	(11,801)
Commission management payable	(82,718)
Compensation payable	(31,083)
Notes payable and other debt	(857)
Fees payable	(5,414)
Accounts payable, accrued expenses and other liabilities	(33,570)
Total identifiable net assets acquired and liabilities assumed	109,571
Goodwill/(Bargain purchase gain)	(11,609)
Total estimated purchase price	$97,962
The Company believes that all of the acquired receivables and contractual amounts receivable as reflected above in the allocation of the purchase price are recorded at fair value. See Note 22 for further information on legal matters relating to the acquisition.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Amortization expense for the year ended December 31, 2017 is $1.4 million and is included in depreciation and amortization in the accompanying consolidated statements of operations. The estimated amortization expense related to these intangible assets in future periods is as follows:

(dollars in thousands)
2018	$1,258
2019	1,239
2020	1,216
2021	1,216
2022	1,007
Thereafter	2,931
$8,867
Based on the June 1, 2017 estimated purchase price allocation, the fair value of the net identifiable assets acquired and liabilities assumed of $109.6 million exceeded the estimated purchase price of $98.0 million. As a result, the Company has recognized a bargain purchase gain of $11.6 million related to the acquisition. The bargain purchase gain is shown net of $4.7 million of associated tax in the accompanying consolidated statements of operations.
In addition to the purchase price consideration, for the year ended December 31, 2017, the Company has incurred acquisition related expenses of $6.0 million including financial advisory, legal and valuation services, which are included in professional, advisory and other fees in the consolidated statements of operations. Subsequent to the acquisition, certain of Convergex Group's businesses were integrated within the broker-dealer businesses of the Company and therefore they are included within their respective line items in the accompanying consolidated statements of operations from June 1, 2017 through December 31, 2017. The following table provides unaudited supplemental pro forma financial information for the years ended December 31, 2017 and 2016, as if the acquisition were completed as of January 1, 2016. This unaudited supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's financial results would have been had the acquisition been completed on January 1, 2016, nor does it purport to be indicative of any future results.

	Year Ended December 31,
	2017	2016
	(dollars in thousands, except per share data)
	(unaudited)
Revenues	$733,744	$681,655
Net income (loss) attributable to Cowen Inc. stockholders	(84,671)	(50,516)

Net income (loss) per common share:
Basic (a)	$(2.75)	$(1.68)
Diluted (a)	(2.75)	(1.68)
(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.
In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and incurred approximately $8.8 million of integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs. During the year ended December 31, 2017, the Company continued to integrate the businesses acquired through Convergex Group and consolidated certain similar businesses.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

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
In accordance with the terms of the purchase agreement, the Company is required to pay to the sellers a portion of future revenue of the business exceeding specified targets over the period from the acquisition date through June 2018. The Company estimated the contingent consideration using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows. Changes in these estimates and assumptions could have a significant impact on the amount recognized. On the acquisition date, the undiscounted amount ranged from zero to $8.0 million.
The acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, the results of operations of the businesses acquired are included in the accompanying consolidated statements of operations since the date of the acquisition and the assets acquired, liabilities assumed and the resulting goodwill were recorded at their fair values within their respective line items on the accompanying consolidated statement of financial condition (see Note 12).
The Company recognized approximately $0.4 million of acquisition-related costs, including legal, accounting, and valuation services. These costs are included in professional, advisory and other fees in the accompanying consolidated statements of operations. The Company also assumed contractual obligations, of up to $6 million, toward certain employees which vested over a 12 month period. These obligations are recorded as compensation expenses on a straight line basis.
The results of operations of the businesses acquired from CRT for the period from May 6, 2016 through December 31, 2017 are integrated with the broker-dealer business and are included within their respective line items. Included in the accompanying consolidated statements of operations for the year ended December 31, 2017 are revenues of $33.2 million, respectively and net income of $9.3 million, respectively (excluding corporate allocated expenses) related to the businesses acquired from CRT.
Divestiture
On September 23, 2016, the Company and the portfolio managers of Ramius Alternative Solutions LLC ("RASL") completed the sale of their respective ownership interests in RASL, an investment advisor, and RASL was deconsolidated as of that date. RASL offered a range of customized private fund investment solutions with approximately $2.5 billion in client assets. In accordance with the terms of the agreement, the Company was only required to transfer an immaterial target working capital balance on the closing date. The net consideration received by the Company was approximately $17.3 million. Along with the target working capital transferred at closing, the Company also allocated a portion of goodwill associated with the investment management segment to the sale price which is shown net in other revenues in the accompanying consolidated statements of operations.
As the Company will continue to offer its investment management platform to institutional and retail investors, the sale was not presented as discontinued operations. The overall impact on the consolidated financial position, results of operations and cash flows was not significant.
3. Significant Accounting Policies
a. Basis of Presentation
These consolidated financial statements are prepared in accordance with US GAAP as promulgated by the Financial Accounting Standards Board ("FASB") through the Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a general partner interest. All material intercompany transactions and balances have been eliminated on consolidation. Certain fund entities that are consolidated in these accompanying consolidated financial statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to their specialized accounting.

Cowen Inc.
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
In accordance with these standards, during the twelve months ended December 31, 2017 the Company consolidated seven funds for which it acts (or acted) as the general partner and investment manager. As of December 31, 2017 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Cowen Healthcare Investments Fund II LP ("Cowen Healthcare II"), Caerus Select Fund LP ("Caerus LP") (between May 1, 2016 through March 1, 2017 when the fund was liquidated), Ramius Archview Credit and Distressed Master Fund ("Archview Master Fund") (from December 31, 2015 through July 31, 2017 when the fund was liquidated) and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of December 31, 2017 and 2016, the total net assets of the consolidated VIEs were $482.8 million and $461.6 million, respectively. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
As of December 31, 2017 the Company holds variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) and Ramius Merger Master Fund Ltd ("Merger Master") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

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
Retention of Specialized Accounting—The Consolidated Funds and certain other consolidated companies are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these funds pursuant to US GAAP. The Company reports its investments on the consolidated statements of financial condition at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected within net realized and unrealized gains (losses) on investments and other transactions. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company. In addition, the Company's broker-dealer subsidiaries, Cowen and Company, LLC ("Cowen and Company"), Cowen Execution, Westminster, Cowen Execution Ltd, ATM Execution LLC ("ATM Execution"), Cowen International Limited ("Cowen International Ltd"), Ramius UK Ltd. ("Ramius UK") and Cowen Prime Services LLC ("Cowen Prime") apply the specialized industry accounting for brokers and dealers in securities also prescribed under US GAAP. The Company also retains specialized accounting upon consolidation.

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
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of receivables related to securities transactions, prepaid research and other receivables. The Company considers factors such as historical experience, credit quality, age of balances and current economic conditions that may affect collectability in determining the allowance for doubtful accounts. Specifically for prepaid research, the Company reviews clients' historical, current and forecasted trading activity in determining the allowance for doubtful accounts. Expense related to the allowance for doubtful accounts as well as any recoveries of amounts previously charged is reflected in other expenses in the accompanying consolidated statements of operations.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

f.	Valuation of investments and derivative contracts
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
Securities—Securities with values based on quoted market prices in active markets for identical assets are classified within level 1 of the fair value hierarchy. These securities include active listed equities, certain U.S. government and sovereign obligations, Exchange Traded Funds ("ETFs"), mutual funds and certain money market securities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

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
Other investments—Other investments consist primarily of portfolio funds, real estate investments and equity method investments, which are valued as follows:

i.
Portfolio funds—Portfolio funds (“Portfolio Funds”) include interests in funds and investment companies which may be managed by the Company or its affiliates. The Company follows US GAAP regarding fair value measurements and disclosures relating to investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent). The guidance permits, as a practical expedient, an entity holding investments in certain entities that either are investment companies as defined by the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, or have attributes similar to an investment company, and calculate net asset value per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. In accordance with US GAAP, investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.

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
See Notes 6 and 7 for further information regarding the Company's investments, including equity method investments, and fair value measurements.

g.	Due from/due to related parties
The Company may advance amounts and pay certain expenses on behalf of employees of the Company or other affiliates of the Company. These amounts settle in the ordinary course of business. Such amounts are included in due from and due to related parties, respectively, on the accompanying consolidated statements of financial condition.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

h.	Receivable from and payable to brokers
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

i.	Fees receivable
Fees related to security transactions are reported net of an allowance for doubtful debts.  An allowance for doubtful debts is taken on any commission receivables aged over 180 days.
Corporate finance and syndicate receivables, include receivables relating to the Company’s investment banking and advisory engagements net of allowance for doubtful accounts. The Company records this allowance for doubtful accounts on these receivables on a specific identification basis. The future collectability of the receivables is reviewed on a monthly basis based on the following factors: aging (usually if outstanding greater than 90 days), known financial stability of the paying company as well as any other factors that might impact the collection of the outstanding fees.
Management and incentive fees are earned as the managing member, general partner and/or investment manager to the Company's funds and are recognized on an accrual basis when earned.

j.	Securities borrowed and securities loaned
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received on a gross basis. The related rebates are recorded in the accompanying consolidated statements of operations as interest and dividends income and interest and dividends expense. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary. Securities borrowed and loaned may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. The Company minimizes its credit risk by continuously monitoring its credit exposure and collateral values by demanding additional or returning excess collateral in accordance with the netting provisions available in the master securities lending contracts in place with the counterparties.
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying consolidated statements of financial condition. At December 31, 2017, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.

k.	Fixed Assets
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Asset	Depreciable Lives	Depreciation and/or Amortization Method
Telephone and computer equipment	3-5 years	Straight-line
Computer software	3-8 years	Straight-line
Furniture and fixtures	5 years	Straight-line
Leasehold improvements	2-15 years	Straight-line
Capitalized lease asset	5 years	Straight-line
Aircraft and related equipment	10-20 years	Straight-line
Modifications to aircraft	4-10 years	Straight-line

l.	Goodwill and intangible assets
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
The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Goodwill impairment tests involve significant judgment in determining the estimates of future cash flows, discount rates, economic forecast and other assumptions which are then used in acceptable valuation techniques, such as the market approach (earning and/or transactions multiples) and/or income approach (discounted cash flow method). Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill. See Note 12 for further discussion.
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

m.	Debt
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
n.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties acquired through business combinations in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease,

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition, as of December 31, 2017 and 2016 is $12.8 million and $10.3 million, respectively.
o.    Legal reserves
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

p.	Capital withdrawals payable
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

q.	Redeemable non-controlling interests in consolidated subsidiaries
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

r.	Treasury stock
In accordance with US GAAP relating to repurchases of an entity's own outstanding common stock, the Company records the purchases of stock held in treasury at cost and reports them separately as a deduction from total stockholders' equity on the accompanying consolidated statements of financial condition and changes in equity.

s.	Comprehensive income (loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company's other comprehensive income (loss) is comprised of foreign currency cumulative translation adjustments.
t.    Revenue recognition
The Company's principle sources of revenue are derived from two segments: an investment management segment and a broker-dealer segment, as more fully described below.
Our investment management segment generates revenue through three principle sources: management fees, incentive income and investment income from the Company's own capital.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Our broker-dealer segment generates revenue through three principle sources: investment banking, brokerage and investment income.
Management fees
The Company earns management fees from affiliated private funds and certain managed accounts that it serves as the investment manager based on assets under management. The actual management fees received vary depending on distribution fees or fee splits paid to third parties either in connection with raising the assets or structuring the investment.
Several management companies of the private funds are owned jointly by the Company and third parties. Accordingly, the management fees generated by these funds are split between the Company and these third parties. Pursuant to US GAAP, these fees received by the management companies that are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
Management fees are generally paid on a quarterly basis at the beginning of each quarter in arrears and are prorated for capital inflows and redemptions. While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Private Funds. Management fees for the Company's private funds, including the private healthcare fund, are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month before incentive income.

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

•	Cowen Trading Strategies. Advisory fees for the Company's collateral management advisory business are typically paid quarterly based on assets under management but generally subject to a minimum fee.
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts, allocable for each fiscal year that exceeds cumulative unrecovered net losses, if any, that have been carried forward from prior years. For the products the Company offers, incentive income earned is typically up to 20% for private funds (in certain cases on performance in excess of a benchmark), of the net profits earned for the full year that are attributable to each fee-paying investor. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. Several general partners of the Company's private funds are jointly owned by the Company and third parties. Accordingly, the incentive fees generated by these funds are split between the Company and these third parties. Pursuant to US GAAP, incentive income received by the general partners that are accounted for under the equity method of accounting are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying consolidated statements of operations.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to that investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.” The Company has elected to record incentive income revenue in

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

accordance with “Method 2” of US GAAP. Under Method 2, the incentive income from the Company's investment management products for any period is based upon the net profits of those investment management products at the reporting date. Any incentive income recognized in the accompanying consolidated statement of operations may be subject to future reversal based on subsequent negative performance prior to the conclusion of the fiscal year, when all contingencies have been resolved.
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

•
Strategic/financial advisory fees. The Company's strategic advisory revenues include success fees earned in connection with advising companies, principally in mergers, acquisitions and restructuring transactions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

Brokerage
Brokerage revenue consists of commissions, principal transactions, equity and credit research fees and trade conversion revenue.

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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

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

Interest and dividends
Interest and dividends are earned by the Company from various sources. The Company receives interest and dividends primarily from securities finance activities and securities held by the Company for purposes of investing capital, investments held by its Consolidated Funds and its brokerage balances. Interest is recognized on an accrual basis and interest income is recognized on the debt of those issuers that is deemed collectible. Interest income and expense includes premiums and discounts amortized and accreted on debt investments based on criteria determined by the Company using the effective yield method, which assumes the reinvestment of all interest payments. Dividends are recognized on the ex-dividend date.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

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

u.	Investments transactions and related income/expenses
Purchases and sales of securities, net of commissions, and derivative contracts, and the related revenues and expenses are recorded on a trade date basis with net trading gains and losses included as a component of net gains (losses) on securities, derivatives and other investments, and with respect to the Consolidated Funds and other real estate entities as a component of net realized and unrealized gains (losses) on investments and other transactions and net realized and unrealized gains (losses) on derivatives, respectively, in the accompanying consolidated statements of operations.

v.	Share-based compensation
The Company accounts for its share-based awards granted to individuals as payment for employee services in accordance with US GAAP and values such awards based on grant date fair value. Unearned compensation associated with share-based awards is amortized over the vesting period of the option or award. The Company estimates forfeiture for equity-based awards that are not expected to vest. See Note 19 for further information regarding the Company's share-based compensation plans.

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
The Company accounts for income taxes in accordance with US GAAP which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax basis of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, and tax planning strategies. We record a valuation allowance against our deferred tax assets to bring them to a level that it is more likely than not to be utilized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

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
For its investment management businesses, the Company will recognize performance / incentive fees when such revenue is not subject to significant reversal in the future.  For certain of the funds offered by the Company, primarily the closed ended funds, the Company will defer the recognition of performance fees until such fees are no longer subject to reversal or clawback, which will cause a delay in the recognition of these fees as revenue. Certain of the Company's funds qualify for the equity method of accounting treatment in line with the conclusions reached by AICPA’s Revenue Recognition Task Force. Therefore, the Company elected to account for the revenue as equity pick up under equity method of accounting. The placement fees paid to certain placement agents for its capital raising activities will qualify to be capitalized and amortized as part of contract acquisition costs.
The Company does not currently anticipate that its current methods of recognizing investment banking revenues will be materially impacted by the new guidance. The current broker-dealer industry treatment of netting deal expenses with investment banking revenues will change under the new guidance. As a result of adopting of the new guidance, deal expenses will generally be presented on a gross basis in the consolidated statements of operations, resulting in higher revenues and higher non-compensation expenses with no impact on net income.
The Company is closely monitoring the AICPA's industry task forces on broker-dealers and asset management, the AICPA’s Revenue Recognition Working Group and the AICPA’s Financial Reporting Executive Committee as they continue to issue interpretive guidance. The Company has adopted this guidance effective as of January 1, 2018 using the modified retrospective approach under which the cumulative effect of applying the standard would be recognized at the date of initial application.
In May 2017, the FASB issued guidance to clarify the application of modification accounting for stock compensation. The guidance was issued to reduce the diversity in practice under the current guidance. The new guidance requires an entity to apply modification accounting when there is a change in the fair value of the modified award and the original award, vesting conditions and the classification of the original awards.  The amendments in this guidance are effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company will apply the new guidance for any modifications on or after the adoption date.
In March 2017, the FASB issued guidance to amend the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortened the amortization period for the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this guidance are effective for public business entities for fiscal years beginning after December

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements and does not expect this guidance to have a material impact on its statement of financial condition or its statement of operations as the Company does not hold any material callable debt securities.
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
In January 2017, the FASB issued guidance which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively, a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The new guidance provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  The Company will use the new definition of a business for its future business combination activities.
In November 2016, the FASB issued guidance which reduces the diversity in practice as to how changes in restricted cash are presented and classified in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance does not provide a definition of restricted cash or restricted cash equivalents. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company currently presents its restricted cash and changes in its restricted cash, separately on its consolidated statements of financial condition and consolidated statements of cash flows respectively. Since the guidance only affects the presentation of restricted cash on the statement of cash flows, the Company does not expect this guidance to have any impact on its consolidated financial statements and will present total cash and cash equivalents from the adoption date.
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
In February 2016, the FASB issued guidance which amends and supersedes its previous guidance regarding leases. The new guidance requires the lessee to recognize the right to use assets and lease liabilities that arise from leases and present them in its statement of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous US GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous US GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial condition. For public business entities the guidance is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the Company’s financial

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

condition and its disclosures. The Company notes that a significant majority of the Company’s leases represent operating real estate leases for its respective offices and will require the gross up on its statement of financial condition.
4. Cash Collateral Pledged
As of December 31, 2017 and 2016, the Company pledged cash collateral in the amount of $6.1 million and $7.8 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has pledged as collateral, $11.8 million, as of December 31, 2017, and $5.5 million, as of December 31, 2016, due between March 2018 and March 2021, for reinsurance agreements (See Note 23).
5. Segregated Cash
As of December 31, 2017 and 2016, cash segregated in compliance with federal regulations and other restricted deposits of $116.3 million and $1.0 million, respectively, consisted of cash deposited in special bank accounts for the benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers ("PAB").
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
As of December 31, 2017 and 2016, securities owned, at fair value consisted of the following:

	As of December 31,
	2017	2016
	(dollars in thousands)
Common stocks (b)	$640,065	$669,655
Preferred stock (b)	9,604	15,811
Warrants and rights (b)	9,604	8,335
U.S. Government securities (a)	2,807	3,780
Corporate bonds (d)	4,909	2,477
Convertible bonds (c)	282	250
Trade claims	5,950	562
Mutual funds (b)	—	6
	$673,221	$700,876

(a)
As of December 31, 2017, maturities ranged from February 2018 to June 2018 with an interest rate of 0%. As of December 31, 2016, maturities ranged from February 2017 to December 2017 with an interest rate of 0%.

(b)
The Company has elected the fair value option for investments in securities of preferred and common stocks with a fair value of $6.0 million and $5.2 million, respectively, at December 31, 2017 and $7.0 million and $5.2 million, respectively, at December 31, 2016. At December 31, 2017, the Company elected the fair value option for investments in warrants and rights with a fair value of $2.4 million. At December 31, 2016 the Company elected the fair value option for investments in mutual funds with a fair value of $0.1 million.

(c)	As of December 31, 2017, maturities ranged from February 2018 to March 2018 and interest rates ranged from 5% to 12%. As of December 31, 2016, the maturity was March 2018 with an interest rate of 8%.

(d)
As of December 31, 2017, maturities ranged from October 2018 to May 2040 and interest rates ranged from 0.00% to 10.75%. As of December 31, 2016, maturities ranged from January 2017 to January 2036 and interest rates ranged from 6.25% to 13.00%.

Receivable on and Payable for derivative contracts, at fair value
The Company's direct involvement with derivative financial instruments includes total return swaps, futures, currency forwards, equity swaps, credit default swaps and options. The Company's derivatives trading activities exposes the Company to

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, counterparty risk, foreign currency movements and changes in the liquidity of markets.
Upon issuance of the Company's 3% cash convertible senior notes due 2022 in December 2017 ("2022 Convertible Notes") (See Note 23), the Company recognized the embedded cash conversion option at fair value of $23.4 million which is valued as of December 31, 2017 at $22.1 million and is included in payable for derivative contracts in the accompanying consolidated statement of financial condition.
Upon issuance of the Company's 3% cash convertible senior notes due 2019 in March 2014 (the "2019 Convertible Notes") (See Note 23), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of December 31, 2017 at $0.3 million and is included in payable for derivative contracts in the accompanying consolidated statement of financial condition. Also, on the date of issuance of the 2019 Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the 2019 Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction is expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the 2019 Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. The Hedge Transaction is valued at $1.5 million as of December 31, 2017 and is included in receivable on derivative contracts in the accompanying consolidated statement of financial condition. Aside from the initial premium paid, the Company will not be required to make any cash payments under the Hedge Transaction and could be entitled to receive an amount of cash from the Option Counterparty generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Hedge Transaction during the relevant valuation period. The warrants cover 7,012,196 shares of the Company's Class A common stock and have an initial exercise price of $28.72 per share (share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). The warrants expire over a period of 80 trading days beginning on November 14, 2018. The warrant transaction could have a dilutive effect to the extent that the market value per share of the Company’s Class A common stock exceeds the applicable strike price of the warrants.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of December 31,
	2017		2016
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$3,819	$58	$12,421	$104
Currency forwards	$233	5	$80,608	592
Swaps	$164,664	10,942	$46,462	468
Options other (a)	283,112	58,172	256,097	21,539
Foreign currency options	$—	—	$57,051	198
		$69,177		$22,901
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of December 31,
	2017		2016
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$16,796	$242	$38,345	$642
Currency forwards	$62,439	874	$—	—
Swaps	$11,595	71	$9,533	181
Options other (a)	57,043	41,563	23,726	19,939
		$42,750		$20,762

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of December 31, 2017 and 2016. This table does not include the impact of over collateralization.

				Gross amounts not offset in the Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of December 31, 2017
Receivable on derivative contracts, at fair value	$69,177	$—	$69,177	$—	$10,948	$58,229
Payable for derivative contracts, at fair value	42,750	—	42,750	—	1,031	41,719

As of December 31, 2016
Receivable on derivative contracts, at fair value	22,901	—	22,901	—	1,382	21,519
Payable for derivative contracts, at fair value	20,762	—	20,762	—	181	20,581

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $3.9 million, $(11.2) million and $(5.6) million for the years ended December 31, 2017, 2016, and 2015, respectively, and are included in other income in the accompanying consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 23) and exchange traded derivatives, the Company is required to post/receive collateral. As of December 31, 2017 and 2016, collateral consisting of $13.5 million and $17.1 million of cash, respectively, is included in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations on the accompanying consolidated statements of financial condition. As of December 31, 2017 and 2016 all derivative contracts were with multiple major financial institutions.
Other investments
As of December 31, 2017 and 2016, other investments included the following:

	As of December 31,
	2017	2016
	(dollars in thousands)
Portfolio Funds, at fair value (1)	$100,148	$120,023
Equity method investments (2)	41,099	36,991
Lehman claims, at fair value	301	265
	$141,548	$157,279

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of December 31, 2017 and 2016, included the following:

	As of December 31,
	2017	2016
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$32,079	$27,424
Formation8 Partners Fund I, L.P. (f)	28,243	22,234
RCG Longview Debt Fund V, L.P. (i)(*)	8,892	16,187
HealthCare Royalty Partners LP (a)(*)	3,452	7,147
Eclipse Ventures Fund I, L.P. (g)	3,428	1,790
Lagunita Biosciences, LLC (n)	2,400	1,698
RCG LPP2 PNW5 Co-Invest, L.P. (j)(*)	3,493	3,152
Starboard Leaders Fund LP (e)(*)	1,276	1,231
HealthCare Royalty Partners II LP (a)(*)	873	2,091
Quadratic Fund LLC (k) (*)	906	6,729
RCGL 12E13th LLC (i)(*)	237	348
RCG Park Liberty GP Member LLC (i) (*)	750	598
RCG Longview Debt Fund VI, LP (i) (*)	1,022	—
Green Energy Metals Fund, LP (h)	—	6,241
Starboard Partners Fund LP (d)(*)	—	5,067
Orchard Square Partners Credit Fund LP (b)	—	4,327
Other private investment (l)(*)	10,133	8,548
Other affiliated funds (m)(*)	2,964	5,211
	$100,148	$120,023
* These portfolio funds are affiliates of the Company.
The Company has no unfunded commitments regarding the portfolio funds held by the Company except as noted in Note 22.

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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

(i)
RCGL 12E13th LLC, RCG Longview Debt Fund V, L.P., RCG Park Liberty GP Member LLC, and RCG Longview Debt Fund VI, LP are real estate private equity structures and therefore distributions will be made when the underlying investments are liquidated.

(j)
RCG LPP2 PNW5 Co-Invest, L.P. is a single purpose entity formed to participate in a joint venture which acquired five multi-unit residential rental properties located in the Pacific Northwest. RCG LPP2 PNW5 Co-Invest, L.P. is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(k)	Quadratic Fund LLC permits redemptions 30 days prior written notice.

(l)	Other private investment represents the Company's closed end investment in a portfolio fund that invests in a wireless broadband communication provider in Italy.

(m)	The majority of these funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(n)
Lagunita Biosciences, LLC, a healthcare investment company that creates and grows early stage companies to commercialize impactful translational science that addresses significant clinical needs, is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(2)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 57%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and 43% in Surf House Ocean Views Holdings, LLC (which is a joint venture in a real estate development project). The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist private funds and related managed accounts. As part of its equity method investment in operating companies, the Company incurs certain expenses on behalf of its equity method investees. These expenses reflect direct and indirect costs associated with the respective business and are included in their respective line items in the accompanying consolidated statements of operations. For the years ended December 31, 2017, 2016, and 2015, the Company incurred $7.1 million, $8.5 million and $14.1 million of these costs, respectively. The Company recorded no impairment charges in relation to its equity method investments for the years ended December 31, 2017, 2016 and 2015.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of December 31,
	2017	2016
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$14,179	$13,522
Starboard Value LP	13,202	12,501
RCG Longview Debt Fund V Partners, LLC	9,284	7,256
RCG Longview Management, LLC	1,149	656
HealthCare Royalty GP, LLC	281	583
HealthCare Royalty GP II, LLC	148	354
RCG Longview Debt Fund IV Management, LLC	331	331
HealthCare Royalty GP III, LLC	764	208
RCG Kennedy House, LLC	154	183
RCG Longview Equity Management, LLC	114	114
RCG LPP II GP, LLC	487	—
RCG Park Liberty GP Member Manager, LLC	428	141
Other	578	1,142
	$41,099	$36,991
For the period ended December 31, 2017, three equity method investments have met the significance criteria as defined under Regulation S-X Rule 4-08(g) of the SEC guidance. As such, the Company is presenting the following summarized financial information for the significant investees for the years ended December 31, 2017, 2016, and 2015, and such information is as follows:

	As of December 31,
	2017	2016
	(dollars in thousands)
Assets
Cash	$6,046	$5,766
Performance & management fee receivable	110,064	48,145
Investments in Portfolio Funds, at fair value	11,251	7,493
Other assets	1,060	1,122
Liabilities	74,256	21,250
Equity	$54,165	$41,276

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Revenues	$132,862	$87,371	$35,268
Expenses	(32,354)	(34,490)	(20,658)
Net realized and unrealized gains (losses)	9,264	9,383	4,259
Net Income	$109,772	$62,264	$18,869
For the period ended December 31, 2017, equity method investments held by the Company in aggregate have met the significance criteria as defined under SEC guidance. As such, the Company is required to present summarized financial information for these significant investees for the years ended December 31, 2017, 2016 and 2015, and such information is as follows:

	As of December 31,
	2017	2016
	(dollars in thousands)
Assets	$155,936	$88,965
Liabilities	74,316	22,504
Equity	$81,620	$66,461

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Revenues	$137,052	$90,337	$38,571
Expenses	(32,354)	(34,490)	(20,658)
Net realized and unrealized gains (losses)	10,149	(6,305)	9,715
Net Income	$114,847	$49,542	$27,628
As of December 31, 2017 and 2016, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $21.3 million, $14.4 million, and $3.4 million for the years ended December 31, 2017, 2016, and 2015 respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of December 31, 2017 and 2016, securities sold, not yet purchased, at fair value consisted of the following:

	As of December 31,
	2017	2016
	(dollars in thousands)
Common stocks	$342,328	$263,460
Corporate bonds (a)	122	2,591
Preferred stock	77	—
Warrants and rights	—	39
	$342,527	$266,090

(a)
As of December 31, 2017, the maturities ranged from July 2025 to January 2036 with interest rates ranged from 3.78% to 5.55%. As of December 31, 2016, the maturities ranged from April 2021 to January 2036 with interest rates ranged from 5.50% to 6.25%.

Securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount, as of December 31, 2017.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

				Gross amounts not offset on the Consolidated Statements of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Consolidated Statements of Financial Condition (a)	Net amounts included on the Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of December 31, 2017
Securities borrowed	$443,148	$—	$443,148	$—	$414,778	$—	$28,370
Securities loaned	456,831	—	456,831	—	439,228	—	17,603

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of December 31, 2017:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of December 31, 2017
Equities	$456,831	$—	$—	$—	$456,831
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.2 billion and $445.6 million as of December 31, 2017 and $5.3 billion and $997.3 million as of December 31, 2016, respectively. In addition, the maximum exposure relating to these variable interest entities as of December 31, 2017 was $471.3 million, and as of December 31, 2016 was $508.1 million, all of which is included in other investments, at fair value in the accompanying consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies.

b.	Consolidated Funds
Securities owned, at fair value
As of December 31, 2017 and 2016, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of December 31,
	2017	2016
	(dollars in thousands)
Preferred stock	$50,445	$37,343
Common stocks	77,702	28,474
U.S. Government securities (a)	34,201	6,994
Corporate bonds (b)	—	4,214
Term Loan	—	2,209
Warrants and rights	3,568	3
	$165,916	$79,237

(a)
As of December 31, 2017, maturities ranged from January 2018 2017 to April 2022 and interest rates ranged from 0% to 5.75%. As of December 31, 2016, the maturity was March 2017 with an interest rate of 0%.

(b)	As of December 31, 2016, maturities ranged from October 2017 to June 2038 and interest rates ranged from 0% and 14.37%.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Securities sold, not yet purchased, at fair value
As of December 31, 2017, there were no securities sold, not yet purchased, at fair value. As of December 31, 2016, securities sold, not yet purchased, at fair value, held by the Consolidated Funds consisted of the following:

As of December 31, 2016
(dollars in thousands)
Corporate bonds (a)	$672
Common stocks	211
$883

(a)	As of December 31, 2016, maturities ranged from September 2019 to September 2023 and interest rates ranged from 4.38% to 9.25%.
Receivable on derivative contracts
As of December 31, 2017 and 2016, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2017	2016
	(dollars in thousands)
Currency forwards	$524	$18
Equity swaps	1,754	731
Options	242	144
	$2,520	$893
Payable for derivative contracts
As of December 31, 2017 and 2016, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of December 31,
	2017	2016
	(dollars in thousands)
Currency forwards	$11	$10
Equity swaps	7,042	495
Options	77	67
	$7,130	$572
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of December 31, 2017 and 2016, investments in Portfolio Funds, at fair value, included the following:

	As of December 31,
	2017	2016
	(dollars in thousands)
Investments of Enterprise LP	$87,221	$114,159
Investments of Merger Fund	286,890	281,572
Investments of Caerus LP	—	5,734
	$374,111	$401,465
Consolidated portfolio fund investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $87.2 million and $114.2 million in Enterprise Master as of December 31, 2017 and 2016, respectively. On May 12, 2010, the

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd.'s ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $286.9 million and $281.6 million in Merger Master as of December 31, 2017 and 2016, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Consolidated portfolio fund investments of Caerus LP
Prior to Caerus LP being liquidated on March 1, 2017, it operated under a “master-feeder” structure, whereby Caerus Select Master Fund Ltd.'s ("Caerus Master") shareholder was Caerus LP. The consolidated investments in Portfolio Funds included Caerus LP's investment of $5.7 million in Caerus Master as of December 31, 2016. Caerus Master’s investment objective was to achieve superior risk-adjusted rates of return that bear little correlation to the overall market.  Caerus Master sought to achieve this objective by utilizing a long/short investment strategy, investing primarily in equities and options on equities that trade on major global market exchanges. Caerus Master focused on investments in the global consumer sector, including, but not limited to, securities in sub-sectors such as retail, apparel and footwear, restaurants, gaming and lodging, consumer products, food and beverage, consumer technology, media, transportation and homebuilding and building materials.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of December 31, 2017 and 2016, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of December 31, 2017 and none at December 31, 2016.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

Investment's percentage of the Company's equity at December 31, 2017
Issuer	Security Type	Country	Industry	Percentage of Equity	Market Value
					(dollars in thousands)
Linkem	Equity	Italy	Wireless Broadband	7.52%	$56,271

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of December 31, 2017 and 2016:
Securities owned by Enterprise Master, at fair value

	As of December 31,
	2017	2016
	(dollars in thousands)
Preferred stock	$—	$1,581
Common stock	608	835
	$608	$2,416
Portfolio Funds, owned by Enterprise Master, at fair value

		As of December 31,
		2017	2016
	Strategy	(dollars in thousands)
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	$97,345	$101,832
RCG Longview Equity Fund, LP*	Real Estate	1,266	4,744
RCG Longview Debt Fund IV, LP*	Real Estate	99	1,637
RCG Longview II, LP*	Real Estate	229	836
RCG Renergys, LLC*	Energy	—	1
Other Private Investments	Various	937	8,682
Other Real Estate Investments *	Real Estate	—	295
		$99,876	$118,027

*	Affiliates of the Company.
Merger Master
As of December 31, 2017, Merger Master held common stock, securities owned, of $483.2 million and common stock, sold not yet purchased, of $171.2 million. As of December 31, 2016, Merger Master held common stock, securities owned, of $835.7 million and common stock, sold not yet purchased, of $395.5 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of December 31,
	2017	2016
Description	(dollars in thousands)
Options	$108,063	$4,264
Equity swaps	14,488	255
	$122,551	$4,519

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Payable for derivative contracts, at fair value, owned by Merger Master

	As of December 31,
	2017	2016
Description	(dollars in thousands)
Options	$1,256	$2,285
Currency forwards	213	—
Equity swaps	1,249	123
	$2,718	$2,408
Caerus Master
As of December 31, 2016, Caerus Master held common stock, of $3.2 million and common stock, sold not yet purchased, of $2.6 million.
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying consolidated statements of financial condition by caption and by level within the valuation hierarchy as of December 31, 2017 and 2016:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$2,807	$—	$—	$2,807
Preferred stock	571	918	8,115	9,604
Common stocks	627,011	5,484	7,570	640,065
Convertible bonds	—	—	282	282
Corporate bonds	—	4,909	—	4,909
Trade claims	—	—	5,950	5,950
Warrants and rights	7,087	—	2,517	9,604
Receivable on derivative contracts, at fair value
Futures	58	—	—	58
Currency forwards	—	5	—	5
Swaps	—	10,942	—	10,942
Options	56,717	—	1,455	58,172
Other investments
Lehman claim	—	—	301	301
Consolidated Funds
Securities owned
US Government securities	30,552	3,649	—	34,201
Preferred stock	—	—	50,445	50,445
Common stocks	77,652	—	50	77,702
Warrants and rights	—	—	3,568	3,568
Receivable on derivative contracts, at fair value
Currency forwards	—	524	—	524
Equity swaps	—	1,754	—	1,754
Options	242	—	—	242
	$802,697	$28,185	$80,253	$911,135
Percentage of total assets measured at fair value on a recurring basis	88.1%	3.1%	8.8%
Portfolio funds measured at net asset value (a)				100,148
Consolidated funds' portfolio funds measured at net asset value (a)				374,111
Equity method investments				41,099
Total investments				$1,426,493

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stocks	$342,328	$—	$—	$342,328
Corporate bonds	—	122	—	122
Preferred stock	77	—	—	77
Warrants and rights	—	—	—	—
Payable for derivative contracts, at fair value
Futures	242	—	—	242
Currency forwards	—	874	—	874
Swaps	—	71	—	71
Options	19,162	—	22,401	41,563
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	3,440	3,440
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	11	—	11
Options	77	—	—	77
Equity swaps	—	7,042	—	7,042
	$361,886	$8,120	$25,841	$395,847
Percentage of total liabilities measured at fair value	91.4%	2.1%	6.5%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the third and fourth quarter of 2015 and the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 2018, December 2020, and June 2018, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of December 31, 2017 can range from $0.1 million to $15.0 million.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$3,780	$—	$—	$3,780
Preferred stock	—	—	15,811	15,811
Common stocks	658,179	1,355	10,121	669,655
Convertible bonds	—	—	250	250
Corporate bonds	—	2,477	—	2,477
Trade claims	—	—	562	562
Warrants and rights	4,616	—	3,719	8,335
Mutual funds	6	—	—	6
Receivable on derivative contracts, at fair value
Futures	104	—	—	104
Currency forwards	—	592	—	592
Swaps	—	468	—	468
Options	6,662	322	14,753	21,737
Other investments
Lehman claim	—	—	265	265
Consolidated Funds
Securities owned
US Government securities	6,994	—	—	6,994
Preferred stock	—	415	36,928	37,343
Common stocks	19,467	8,712	295	28,474
Corporate bonds	—	4,214	—	4,214
Warrants and rights	—	—	3	3
Term loan	—	1,552	657	2,209
Receivable on derivative contracts, at fair value
Currency forwards	—	18	—	18
Equity swaps	—	731	—	731
Options	132	12	—	144
	$699,940	$20,868	$83,364	$804,172
Percentage of total assets measured at fair value on a recurring basis	87.0%	2.6%	10.4%
Portfolio funds measured at net asset value (a)				120,023
Consolidated funds' portfolio funds measured at net asset value (a)				401,465
Equity method investments				36,991
Total investments				$1,362,651

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stocks	$263,460	$—	$—	$263,460
Corporate bonds	—	2,591	—	2,591
Warrants and rights	39	—	—	39
Payable for derivative contracts, at fair value
Futures	642	—	—	642
Swaps	—	181	—	181
Options	5,186	—	14,753	19,939
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	5,997	5,997
Consolidated Funds
Securities sold, not yet purchased
Common stocks	211	—	—	211
Corporate bonds	—	672	—	672
Payable for derivative contracts, at fair value
Currency forwards	—	10	—	10
Options	67	—	—	67
Equity swaps	—	495	—	495
	$269,605	$3,949	$20,750	$294,304
Percentage of total liabilities measured at fair value	91.6%	1.3%	7.1%
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
The following table includes a roll forward of the amounts for the year ended December 31, 2017 and 2016 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2017
	Balance at December 31, 2016	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2017	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$15,811	$—		$(25,098)	(a) (f)	$25,785	$(2,956)	$(5,427)	$8,115	$486
Common stocks	10,121	—		—		2,670	(2,688)	(2,533)	7,570	(412)
Convertible bonds	250	—		—		282	—	(250)	282	—
Options, asset	14,753	—		—		—	—	(13,298)	1,455	(13,298)
Options, liability	14,753	—		—		—	—	7,648	22,401	7,648
Warrants and rights	3,719	2,173	(b) (d)	—		—	(4,118)	743	2,517	510
Trade claims	562	—		—		5,865	(611)	134	5,950	202
Lehman claim	265	—		—		—	—	36	301	36
Contingent consideration liability	5,997	—		—		—	(392)	(2,165)	3,440	(2,165)
Consolidated Funds
Preferred stock	36,928	22,644	(f)	(13,668)	(a)	8,437	(11,903)	8,007	50,445	3,896
Common stocks	295	—		—		526	(848)	77	50	—
Warrants and rights	3	—		—		—	—	3,565	3,568	3,565
Term Loan	657	—		—		202	(1,021)	162	—	—

	Year Ended December 31, 2016
	Balance at December 31, 2015	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at December 31, 2016	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$12,872	$—		$(1,000)	(a)	$3,717	$(218)	$440	$15,811	$34
Common stocks	2,278	—		—		7,099	(3,222)	3,966	10,121	3,972
Convertible bonds	819	—		—		—	(569)	—	250	—
Options, asset	18,194	—		—		—	—	(3,441)	14,753	(3,441)
Options, liability	18,194	—		—		—	—	(3,441)	14,753	(3,441)
Warrants and rights	2,572	—		—		1,914	(817)	50	3,719	79
Trade Claims	—	675	(e)	—		289	(325)	(77)	562	(111)
Lehman claim	299	—		—		—	—	(34)	265	(35)
Contingent consideration liability	6,158	—		—		2,397	(4,697)	2,139	5,997	—
Consolidated Funds
Preferred stock	32,000	—		(11,000)	(a)	13,483	—	2,445	36,928	2,445
Common Stock	—	—		—		314	—	(19)	295	(19)
Warrants and rights	—	—		—		—	—	3	3	3
Term Loan	—	—		—		590	—	67	657	67
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
(e) The investment undertook a reorganization and subsequently is not traded in an active market.
(f) The Company transferred investments to a consolidated fund.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

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
During the years ended December 31, 2017 and 2016, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of December 31, 2017 and 2016 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2017	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$5,642	Guideline companies/transaction price	Market multiples	4.8x to 8.5x
Trade claims	70	Discounted cash flows	Discount rate	20%
Warrants and rights	2,516	Model based Discounted cash flows	Volatility Discount rate	61% 22%
Options	1,455	Option pricing models	Volatility	28%
Other level 3 assets (a)	70,570
Total level 3 assets	80,253
Level 3 Liabilities
Options	22,401	Option pricing models	Volatility	28%
Contingent consideration liability	3,440	Discounted cash flows	Projected cash flow and discount rate	8% - 23% (weighted average 22%)
Total level 3 liabilities	$25,841

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2016	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$10,917	Guideline companies/transaction price Option pricing method, discounted cash flow	Volatility Market multiples Discount rate	37% 0.8x to 9.3x 9.5% to 10%
Trade claims	520	Discounted cash flows	Market multiples Discount rate	6x 20%
Warrants and rights	3,719	Model based	Volatility	30% to 85% (weighted average 73%)
Options	14,753	Option pricing models	Volatility	40%
Other level 3 assets (a)	53,455
Total level 3 assets	83,364
Level 3 Liabilities
Options	14,753	Option pricing models	Volatility	40%
Contingent consideration liability	5,997	Discounted cash flows	Projected cash flow and discount rate	8% - 25% (weighted average 23%)
Total level 3 liabilities	$20,750

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at December 31, 2017 and 2016, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2017				December 31, 2016				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$130,052		$130,052		$110,990		$110,990		Level 1
Cash collateral pledged	17,888		17,888		13,342		13,342		Level 2
Segregated cash	116,268		116,268		1,024		1,024		Level 1
Securities borrowed	443,148		414,763		—		—		Level 2
Loans receivable	37,993		37,993	(d)	31,088		31,088	(d)	Level 3
Consolidated funds
Cash and cash equivalents	21,988		21,988		17,761		17,761		Level 1
Financial Liabilities
Securities loaned	456,831		440,162		—		—		Level 2
Convertible debt	141,502	(a)	172,709	(b)	130,029	(a)	149,545	(b)	Level 2
Notes payable and other debt	173,458		182,352	(c)	77,030		80,817	(c)	Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $25.6 million and $17.8 million as of December 31, 2017 and 2016, respectively.

(b)	The convertible debt includes the conversion option and is based on the last broker quote available.

(c)	Notes payable and other debt are based on the last broker quote available.

(d)	The fair market value of level 3 loans is calculated using discounted cash flows.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company’s cash and securities balances. As of December 31, 2017 and 2016, the Company had a total of $94.0 million and $8.9 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company’s activities, if such losses were to occur.
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
As of December 31, 2017 and 2016, amounts receivable from brokers, dealers and clearing organizations include:

	As of December 31,
	2017	2016
	(dollars in thousands)
Broker-dealers	$409,499	$78,898
Securities failed to deliver	87,820	—
Clearing organizations	6,126	—
Stock borrow interest receivable	4,733	—
	$508,178	$78,898

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2017 and 2016, amounts payable to brokers, dealers and clearing organizations include:

	As of December 31,
	2017	2016
	(dollars in thousands)
Broker-dealers	$145,860	$210,309
Securities failed to receive	53,540	—
Clearing organizations	48,257	—
Stock loan interest payable	4,496	—
	$252,153	$210,309
10. Receivable From and Payable to Customers
As of December 31, 2017, receivable from customers of $49.9 million consists of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from the prepayment of a Commission Sharing Agreement (“CSA”), net of an allowance for doubtful accounts. A prepaid CSA is established for research-related disbursements in advance of anticipated customer commission volumes. Such receivables may not be evidenced by contractual obligations.
As of December 31, 2017, payable to customers of $352.5 million include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Fixed Assets
As of December 31, 2017 and 2016, fixed assets consisted of the following:

	As of December 31,
	2017	2016
	(dollars in thousands)
Telephone and computer equipment	$3,465	$2,787
Computer software	2,914	2,167
Furniture and fixtures	1,423	1,204
Leasehold improvements	36,702	35,092
Assets acquired under capital leases—equipment	6,920	4,075
Aircraft and related equipment	17,369	20,893
Other	58	57
	68,851	66,275
Less: Accumulated depreciation and amortization	(28,355)	(23,867)
	$40,496	$42,408
Depreciation and amortization expense related to fixed assets was $7.0 million, $7.7 million and $6.8 million for the years ended December 31, 2017, 2016, and 2015, respectively and are included in depreciation and amortization expense in the accompanying consolidated statements of operations.
On April 22, 2016, the Company entered into a transaction whereby the Company acquired a portfolio of four specialized aircraft which were on lease (See Note 2). During the year ended December 31, 2016, the Company purchased two aircraft and entered into two additional lease agreements. As of December 31, 2017 and 2016, aircraft and related equipment of $17.4 million and $20.9 million, respectively, is held for leasing purposes. One of the planes were sold during the third quarter of 2017 for a gain of $2.3 million. Depreciation expense related to leased assets was $1.5 million and $1.7 million for the year ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the accumulated depreciation related to leased assets was $1.8 million and $1.7 million, respectively.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Assets acquired under capital leases were $6.9 million and $4.1 million as of December 31, 2017 and 2016, respectively. If the assets acquired under capital leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. The depreciation of assets capitalized under capital leases is included in depreciation and amortization expenses and was $1.0 million, $1.2 million, and $1.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, accumulated depreciation related to assets acquired under capital leases was $3.4 million and $2.4 million respectively.
12. Goodwill and Intangible Assets
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
On September 23, 2016, the Company and the portfolio managers of RASL completed the sale of their respective ownership interests in RASL, an investment advisor. In contemplation with the sale transaction, the Company allocated $1.2 million of goodwill to the RASL disposal group (See Note 2) which was included in the investment management reporting unit.
Based on the results of the impairment analysis as of December 31, 2017, the Company did not recognize any impairment relating to the investment management or broker-dealer reporting units. No impairment charges for goodwill were recognized during the years ended December 31, 2016 and 2015, respectively.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the changes in the Company's goodwill balance, by reporting unit for the years ended December 31, 2017, 2016, and 2015:

	Investment Management	Broker- Dealer	Total
	(dollars in thousands)
Beginning balance - December 31, 2015
Goodwill	$30,228	$47,818	$78,046
Accumulated impairment charges	(10,200)	(9,485)	(19,685)
Net	20,028	38,333	58,361

Activity: 2016
Recognized goodwill	—	3,519	3,519
Goodwill allocated to disposal group	(1,202)	—	(1,202)
Goodwill impairment charges	—	—	—

Ending balance: December 31, 2016
Goodwill	29,026	51,337	80,363
Accumulated impairment charges	(10,200)	(9,485)	(19,685)
Net	18,826	41,852	60,678

Activity: 2017
Recognized goodwill	—	—	—
Goodwill allocated to disposal group	—	—	—
Goodwill impairment charges	—	—	—

Ending balance: December 31, 2017
Goodwill	29,026	51,337	80,363
Accumulated impairment charges	(10,200)	(9,485)	(19,685)
Net	$18,826	$41,852	$60,678
Intangible assets
Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2017 and 2016.

		December 31, 2017			December 31, 2016
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Trade names	0.6 - 7.5	$10,622	$(10,555)	$67	$9,962	$(9,689)	$273
Customer relationships	3 - 14	41,134	(15,733)	25,401	33,874	(12,948)	20,926
Customer contracts	1.2	800	(800)	—	800	(800)	—
Non compete agreements and covenants with limiting conditions acquired	3 - 5	2,237	(1,479)	758	2,268	(818)	1,450
Intellectual property	3 - 10	8,243	(4,514)	3,729	8,283	(5,163)	3,120
		$63,036	$(33,081)	$29,955	$55,187	$(29,418)	$25,769
The Company tests intangible assets for impairment if events or circumstances suggest that the asset groups carrying value may not be fully recoverable. For the years ended December 31, 2017 and 2016, no impairment charge for intangible assets was recognized.
In connection with the CRT transaction (See Note 2), in May 2016, the Company recognized intangible assets (including customer relationships, trade name, intellectual property and non-compete arrangements) with an estimated fair value of $5.1

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

million which are included within intangible assets, net in the consolidation statements of financial condition with the expected useful lives ranging from 1 to 9 years with a weighted average useful life of 8.1 years.
In connection with Convergex acquisition (See Note 2), in June 2017, the Company recognized intangible assets (including customer relationships, trade name, and intellectual property) with an estimated fair value of $10.3 million which are included within intangible assets, net in the consolidation statements of financial condition with the expected useful lives ranging from 0.6 years to 9.0 years with a weighted average useful life of 7.7 years.
Amortization expense related to intangible assets was $6.1 million, $5.0 million, and $2.7 million for the years ended December 31, 2017, 2016, and 2015, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations. All of the Company's intangible assets have finite lives.
The estimated future amortization expense for the Company's intangible assets as of December 31, 2017 is as follows:

(dollars in thousands)
2018	$4,946
2019	4,168
2020	3,950
2021	3,890
2022	3,108
Thereafter	9,893
$29,955
13. Other Assets
Other assets in Operating Entities are as follows:

	As of December 31,
	2017	2016
	(dollars in thousands)
Prepaid expenses	$13,267	$10,669
Deposits	877	5,322
Reinsurance receivables, net (d)	14,014	5,187
Loan receivable (a)	—	3,700
Tax receivables	1,457	3,267
Redemption Receivable	19,565	—
Interest and dividends receivable	1,021	718
Deferred acquisition costs (c)	1,978	677
Deferred rent asset	—	52
Military loan (b)	19,851	4,476
Other	16,238	4,338
	$88,268	$38,406
(a) As of December 31, 2016, the maturity was August 2017 with interest rate of 12%.
(b) As of December 31, 2017, the maturity is January 2024, with interest rate of 8% for the first five years and 8.5% for the remainder of the term, related to the Company's commercial reinsurance activities. As of December 31, 2016, the maturity is January 2024, with interest rate of 8% for the first five years and 8.5% for the remainder of the term, related to the Company's commercial reinsurance activities.
(c) Balances relate to the Company's reinsurance business entered into during 2016 (See Note 17).
14. Commission Management Payable
The Company receives a gross commission from various clearing brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $70.5 million as of December 31, 2017 and $3.6 million as of December 31, 2016 are classified as commission management payable in the accompanying consolidated statements of financial condition.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

15. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities in Operating Entities are as follows:

	As of December 31,
	2017	2016
	(dollars in thousands)
Deferred rent obligations (see Note 3(k))	$12,822	$10,335
Contingent consideration payable (see Note 2)	3,440	5,997
Equity in RCG Longview Partners II, LLC (see Note 5a(3))	6,022	5,948
Interest and dividends payable	2,891	3,541
Loss reserves and claims incurred but not reported (a)	9,464	3,455
Professional fees payable	5,008	3,143
Unearned premiums (a)	6,116	2,375
Fees payable	798	1,093
Accrued tax liabilities	7,482	456
Litigation reserve	3,000	—
Accrued expenses and accounts payable (b)	39,490	11,182
	$96,533	$47,525
(a) Balances relate to the Company's reinsurance business entered into during 2016 (See Note 17).
(b) As of December 31, 2017, the balance includes premiums accrued but not yet paid of $18.0 million related to the Company’s reinsurance business.
16. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of December 31, 2017	As of December 31, 2016
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$6,113	$7,638
Consolidated Funds	434,491	371,567
	$440,604	$379,205

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$2,353	$3,717	$9,503
Consolidated Funds	21,438	3,165	5,743
	$23,791	$6,882	$15,246
17. Reinsurance
The Company’s wholly-owned Luxembourg subsidiary, Hollenfels Re SA (“Hollenfels”) provides reinsurance to third party insurance and reinsurance companies. As Hollenfels started its operations during 2016, all claims it experienced (reported or not reported) were from the 2016 and 2017 accident years. During the year ended December 31, 2017, Hollenfels’s share of incurred and paid claims, as reported to it by the underlying insurance and reinsurance companies, amounted to $15.3 million. During the same period, Hollenfels’s share of claims incurred but not reported plus expected development on reported claims totaled $5.8 million. Hollenfels generally employs an estimation methodology whereby historical average claims ratios over a period of 5 or 10 years, based on availability of data, are utilized. In cases where an event may have occurred that could give rise to claims in excess of the amount calculated using the above-mentioned methodology, then actuarial methods are used to calculate the impact of such an event. During the year, Hollenfels did not change its methodology for determining claim liability or claim adjustment expenses and calculated them using the above-mentioned methods.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. This is because certain contracts Hollenfels has written are on a quota-share basis while the other policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the year ended December 31, 2017.
18. Other Revenues and Expenses
On September 23, 2016, the Company and the portfolio managers RASL completed the sale of their respective ownership interests in RASL (See Note 2). Along with the target working capital transferred at closing, the Company also allocated a portion of goodwill associated with the investment management segment to the sale price (See Note 12) which is shown net in other revenues in the accompanying consolidated statements of operations.
Other expenses, during the years ended December 31, 2017, 2016, and 2015, are primarily the general administrative expenses of the various operating company subsidiaries or the Consolidated Funds.
19. Share-Based and Deferred Compensation and Employee Ownership Plans
On December 5, 2016, the Company effected a one-for-four reverse stock split of the Company's class A and class B common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius Capital Group LLC and Cowen) and the Cowen Group, Inc. 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of December 31, 2017, there were no shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $24.1 million of deferred cash awards to its employees during the year ended December 31, 2017. These awards vest over a four year period and accrue interest at 0.70% per year. As of December 31, 2017, the Company had unrecognized compensation expense related to the 2010 Equity Plan deferred cash awards of $35.0 million.
Subsequent to the acquisition of Convergex Group (see Note 2) the Company maintained the Convergex Nonqualified Deferred Compensation Plan, which is a deferred cash award plan that is expensed over the 27 month service period requirement. As of December 31, 2017, the Company had unrecognized compensation expense related to former Convergex Group deferred cash awards of $2.4 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plans, the Company recognized compensation expense of $28.4 million, $26.0 million, and $21.7 million for the years ended December 31, 2017, 2016, and 2015 respectively. The income tax effect recognized for the Equity Plans was a benefit of $7.7 million, $11.4 million, and $5.0 million for the years ended December 31, 2017, 2016, and 2015 respectively.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

        Dividend yield.    The Company has not paid and does not expect to pay dividends in the foreseeable future. Accordingly, the assumed dividend yield is zero.
The following table summarizes the Company's stock option activity for the years ended December 31, 2017 and 2016:

	Class A Common Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2015	4,167	$19.56	1.6	$87
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	—	—	—	—
Balance outstanding at December 31, 2016	4,167	$19.56	0.10	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	(4,167)	19.56	—	—
Balance outstanding at December 31, 2017	—	$—	0	$—
Options exercisable at December 31, 2016	4,167	$19.56	0.10	$—
Options exercisable at December 31, 2017	—	$—	0	$—

(1)	Based on the Company's closing stock price of $13.65 on December 31, 2017 and $15.50 on December 31, 2016.
As of December 31, 2017, the Company's stock options were fully expensed.
The following table summarizes the Company's SAR's for the years ended December 31, 2017:

	Class A Common Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2015	100,000	$11.60	2.21	$558
SAR's granted	—	—	—	—
SAR's acquired	—	—	—	—
SAR's expired	—	—	—	—
Balance outstanding at December 31, 2016	100,000	$11.60	1.21	$435
SAR's granted	—	—	—	—
SAR's vested	(25,000)	11.60	—	—
SAR's expired	—	—	—	—
Balance outstanding at December 31, 2017	75,000	$11.60	0.21	$173
SAR's exercisable at December 31, 2016	—	$—	—	$—
SAR's exercisable at December 31, 2017	—	$—	0	$—

(1)	Based on the Company's closing stock price of $13.65 on December 31, 2017 and $15.50 on December 31, 2016.
As of December 31, 2017 the unrecognized compensation expense related to the Company's grant of SAR's was an immaterial amount and at December 31, 2016 it was $0.1 million.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the years ended December 31, 2017 and 2016:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2015	5,370,091	$16.68
Granted	2,157,403	14.02
Vested	(1,487,092)	14.95
Canceled	—	—
Forfeited	(322,470)	14.89
Balance outstanding at December 31, 2016	5,717,932	$16.23
Granted	2,255,441	14.98
Vested	(2,036,366)	14.64
Canceled	—	—
Forfeited	(357,714)	15.77
Balance outstanding at December 31, 2017	5,579,293	$16.33
Included in the restricted share and restricted stock unit activity are performance linked restricted stock units of 481,438 which were awarded to employees of the Company in December 2013 and January 2014. An additional 700,000 performance linked restricted stock units were awarded in March 2016. Of the awards granted, 109,375 have been forfeited through December 31, 2017. The remaining awards, included in the outstanding balance as of December 31, 2017, will vest between March 2019 and December 2020 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of December 31, 2017, there was $56.4 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.27 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 56,519 restricted stock units awarded during the year ended December 31, 2017. As of December 31, 2017 there were 191,962 restricted stock units outstanding. There were 56,100 restricted stock units awarded during the year ended December 31, 2016. As of December 31, 2016 there were 162,176 restricted stock units outstanding.
20. Defined Contribution Plans
The Company sponsors a Retirement and Savings Plan which is a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plans"). All full-time employees of the Company can contribute on a tax deferred basis to the 401(k) Plans up to federal contribution limits or up to 100% of their annual compensation, subject to certain limitations. The Company provides matching contributions for certain employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401(k) Plans. For the years ended December 31, 2017, 2016 and 2015, the Company's contributions to the Plans were $0.7 million, $0.5 million and $0.5 million, respectively.
21. Income Taxes
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Current tax expense/(benefit)
Federal	$421	$1,268	$(635)
State and local	2,034	1,972	313
Foreign	428	262	348
Total	$2,883	$3,502	$26
Deferred tax expense/(benefit)
Federal	$44,071	$(22,834)	$(37,979)
State and local	(2,938)	(1,900)	(7,420)
Foreign	37	2,140	(2,123)
Total	41,170	(22,594)	(47,522)
Total Tax expense/(benefit)	$44,053	$(19,092)	$(47,496)
Consolidated U.S. income/(loss) before income taxes was $3.9 million in 2017, $(29.5) million in 2016, and $8.0 million in 2015. The corresponding amounts for non-U.S.-based income/(loss) were $3.1 million in 2017, $(2.0) million in 2016, and $3.5 million in 2015.
The reconciliations of the Company's federal statutory rate to the effective income tax rate for the years ended December 31, 2017, 2016, and 2015 are as follows:

	Year ended December 31,
	2017	2016	2015
Pre-tax loss at U.S. statutory rate	35.0%	35.0%	35.0%
Dividend received deduction	(25.9)	—	—
Bargain purchase gain	(34.8)	—	—
Basis adjustment on investments	65.2	—	—
Nondeductible expenses	14.2	—	—
Deferred asset recognition	—	—	(323.8)
Unrecognized gains on foreign subsidiaries	—	38.7	—
Change in valuation allowance	—	(6.7)	—
Impact of tax law change	669.8	—	(27.9)
State and foreign tax	25.3	1.3	(39.6)
Reversal of income attributable to redeemable non-controlling interests	(119.6)	1.3	(46.5)
Other, net	3.7	(9.0)	(11.0)
Total	632.9%	60.6%	(413.8)%
As of December 31, 2017, the Company has net income taxes receivable of approximately $0.1 million representing federal tax overpayments, which is included in other assets on the accompanying consolidated statements of financial condition. The Company also has state and foreign income taxes payable of approximately $6.3 million, which is included in other liabilities on the accompanying consolidated statements of financial condition.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
	(dollars in thousands)
Deferred tax assets, net of valuation allowance
Net operating loss	$78,650	$126,037
Deferred compensation	39,992	44,966
Goodwill	1,042	4,758
Option liability	5,776	—
Fixed assets	—	3,541
Tax credits	4,419	2,898
Acquired lease liability	3,473	4,111
Other	2,696	2,238
Total deferred tax assets	136,048	188,549
Valuation allowance	(2,103)	(2,119)
Deferred tax assets, net of valuation allowance	133,945	186,430
Deferred tax liabilities
Unrealized gains on investments	(7,523)	(20,774)
Amortization of bond discount	(6,402)	—
Other	(3,697)	—
Total deferred tax liabilities	(17,622)	(20,774)
Deferred tax assets/(liabilities), net	$116,323	$165,656
Deferred tax assets, net of valuation allowance, are reported in the accompanying consolidated statements of financial condition. In addition to the deferred tax balances in the table above, the Company records balances related to its operating losses in Luxembourg, which are discussed below.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management’s view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. The Company recorded approximately $2.1 million valuation allowance against its deferred tax assets of $136.0 million as of December 31, 2017 and recorded approximately $2.1 million valuation allowance against its deferred tax assets of $188.5 million as of December 31, 2016. Separately, the Company has deferred tax liabilities of $17.6 million as of December 31, 2017, and $20.8 million as of December 31, 2016.
For the year 2017, the Company’s total deferred tax expense is $41.2 million predominantly related to the impact of the Tax Cuts and Jobs Act, discussed in detail below, and the reversal of timing differences in the normal course of business. The deferred tax benefit of $22.6 million in 2016 was derived by the release of deferred tax liabilities related to the previous acquisitions by a local subsidiary, and reversal of temporary items during the course of normal operations. The deferred tax benefit of $47.5 million in 2015 mainly represented the deferred tax benefits generated by an acquisition of a local subsidiary.
The Company has the following net operating loss carryforwards at December 31, 2017:

	Federal	New York State	New York City	Hong Kong
Jurisdiction:
Net operating loss (in millions)	$248.4	$93.4	$130.8	$12.8
Year of expiration	2036	2036	2036	Indefinite
In addition to the net operating loss carryforwards in the table above, the Company also has net operating loss carryforwards in Luxembourg. These loss carryforwards are only accessible to the extent of taxable income generated by the Luxembourg reinsurance companies, including any deferred income that will be generated in the future. Consequently, the Company recorded a deferred tax asset of $146.0 million, net of deferred tax liabilities of $349.1 million in connection with future taxable income, and an offsetting valuation allowance of $146.0 million against its Luxembourg net operating loss carryforwards that are in excess of such taxable income.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

The Company underwent a change of control under Section 382 of the Internal Revenue Code (“Section 382”) on November 2, 2009. Accordingly, a portion of the Company’s deferred tax assets, in particular a portion of its net operating loss, are subject to an annual limitation. The deduction limitation is approximately $2.4 million annually and applies to approximately $1.8 million of pre-transaction losses. Further, as a result of an acquisition of a subsidiary with net operating loss carryovers in June 2011, a portion of the Company’s deferred tax assets, are subject to an annual limitation under Section 382. The deduction limitation is approximately $6.7 million annually and applies to approximately $50.1 million of net operating losses. The Company is not expected to lose any deferred tax assets as a result of these limitations.
The components of unrecognized tax benefits are as follows:

	As of December 31,
	2017	2016
	(dollars in thousands)
Beginning balance at January 1	$—	$—
Increases due to acquisition	2,847	—
Increases due to current year positions	1,100	—
Ending balance at December 31	$3,947	$—
The amount of the unrecognized tax benefits of $3.9 million that would impact the effective tax rate of the Company is $1.1 million. The total amount of income tax-related interest and penalties recognized in the consolidated statement of operations for the year ended December 31, 2017 is expense of $0.3 million. The total amount of income tax-related interest and penalties recognized in the consolidated statement of financial condition at December 31, 2017 is $1.5 million.
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
The Company continues to permanently reinvest the capital and accumulated earnings of its United Kingdom and Hong Kong subsidiaries.
Effects of the Tax Cuts and Job Act
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018.
Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.  However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.  During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.
The SAB summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.
The new law includes a reduction in the U.S. corporate income tax rate from 35% to 21%. This change resulted in the Company reporting a deferred income tax expense of $46.6 million in 2017 due to the re-measurement of its deferred tax assets using the new 21% rate applicable upon reversal of these items. This accounting estimate for this matter is complete.
The new law includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. The Company has performed an earnings and profits analysis of its foreign subsidiaries, and as a result of accumulated deficits, there is no current or deferred income tax effect in this period. Therefore, the accounting estimate for this matter is complete.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

The new law includes commissions and performance based compensation in determining the excessive compensation limitation. This calculation could impact the deductibility of certain compensation related deferred tax assets. The Company analyzed the deferred tax assets related to commission and performance based compensation and concluded that no adjustments were required.  Therefore, the accounting estimate for this matter is complete.
The Company has evaluated other significant provisions of the law and has not identified any material impact these provisions may have on the Company's 2017 year-end financial statements. Management will continue to monitor the application of these provisions on the Company and make necessary policy elections if and when needed.
22. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $22.6 million, $20.3 million and $18.5 million for the years ended December 31, 2017, 2016, and 2015, respectively and are included in occupancy and equipment expense in the accompanying consolidated statements of operations.
As of December 31, 2017, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2018	$3,511	$21,631	$25,960
2019	1,599	10,987	21,453
2020	669	1,539	17,626
2021	639	337	17,592
2022	420	—	11,942
Thereafter	—	—	7,354
	$6,838	$34,494	$101,927

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 23 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $1.1 million, $2.2 million, and $2.3 million and for the years ended December 31, 2017, 2016, and 2015 respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate funds with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both December 31, 2017 and 2016, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
The following table summarizes unfunded commitments as of December 31, 2017:

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$19.5	(a)
HealthCare Royalty Partners funds (b)	6.2	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.4	7 years
Lagunita Biosciences, LLC	2.0	3 years
Eclipse Fund II, L.P.	0.9	8 years
Eclipse Continuity Fund I, L.P.	0.6	9 years
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

The following information reflects developments with respect to the Company’s legal proceedings that occurred during the year ended December 31, 2017.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court will now lift and the case will proceed in the District Court. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
23. Convertible Debt and Notes Payable
As of December 31, 2017 and 2016, the Company's outstanding debt was as follows:

	As of December 31,
	2017	2016
	(dollars in thousands)
Convertible debt	$141,502	$130,029
Note payable	132,970	60,953
Term loan	28,121	—
Other notes payable	8,247	14,237
Capital lease obligations	4,120	1,840
	$314,960	$207,059
Convertible Debt
2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes are due on December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The notes are senior unsecured obligations of Cowen. The 2022 Convertible Notes may be converted into cash or shares of Class A common stock at the Company's election based on the current conversion price. The 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen’s Class A common stock.
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

2019 (the "2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering.
The Company recorded interest expense of $0.2 million for the year ended December 31, 2017. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying consolidated statements of operations is $0.2 million for the year ended December 31, 2017, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.1 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2022 Convertible Notes.
2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "2019 Convertible Notes"). The 2019 Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the 2019 Convertible Notes is payable semi-annually on March 15 and September 15 of each year. The 2019 Convertible Notes are senior unsecured obligations of the Company. The 2019 Convertible Notes may be converted into cash, upon the occurrence of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The 2019 Convertible Notes were issued with an initial conversion price of $21.32 per share (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). During December 2017, the Company repurchased and extinguished $115.1 million of the outstanding balance of the 2019 Convertible Notes.
The Company recorded interest expense of $4.3 million, $4.5 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The initial unamortized discount on the 2019 Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying consolidated statements of financial condition. Amortization on the discount, included within interest expense in the accompanying consolidated statements of operations is $7.3 million, $6.9 million and $6.3 million for the years ended December 31, 2017, 2016, and 2015, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $0.9 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2019 Convertible Notes. In conjunction with the partial extinguishment of the 2019 Convertible Notes, the Company accelerated the pro-rata unamortized discount and capitalized debt issuance costs. The Company recognized $11.6 million of loss on debt extinguishment.
Of the net proceeds from the sale of the 2019 Convertible Notes, approximately $20.5 million was applied to pay the net cost of a cash convertible note economic hedge and warrant transaction, which increased the effective conversion price to $28.72 (see Note 6) (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016), and approximately $0.3 million was applied to repurchase shares of Cowen Class A common stock. The remainder of the net proceeds is being used for general corporate purposes.
Note Payable
2027 Notes
On December 8, 2017, the Company completed its public offering of $120 million of 7.35% senior notes due 2027 (the “2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the 2027 Notes. Interest on the 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $0.6 million for the year ended December 31, 2017. The Company capitalized debt issuance costs of approximately $5.1 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due 2021 (the "2021 Notes") and for general corporate purposes.
2021 Notes
The Company redeemed the Company's outstanding $63.25 million principal amount of the 2021 Notes, following which the 2021 Notes were delisted from NASDAQ. The redemption was made pursuant to the terms of the 2021 Notes and the indenture governing the 2021 Notes. The redemption price for the 2021 Notes was equal to 106.188% of the principal amount of the 2021 Notes plus accrued and unpaid interest. The Company recorded interest expense of $5.3 million, $5.2 million and $5.2 million for the years ended December 31, 2017, 2016, and 2015 respectively. In conjunction with the extinguishment of the 2021 Notes, the Company expensed the unamortized capitalized debt issuance costs. The Company recognized $5.6 million of loss on debt extinguishment.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 29, 2018. The loan is secured by the value of the Company's limited partnership interests in two affiliated funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.7 million for the year ended December 31, 2017.
Other Notes Payable
During January 2017, the Company borrowed $2.1 million to fund insurance premium payments. This note has an effective interest rate of 1.50% and is due on December 31, 2017, with monthly payment requirements of $0.2 million. As of December 31, 2017, the note was fully repaid. Interest expense for the year ended December 31, 2017 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and short-term borrowings in the accompanying consolidated statements of financial condition. The debt maturities ranged from January 2019 to April 2021 and interest rates ranged from 4.21% to 7.25%. As of December 31, 2017 and 2016, the remaining balance on the aircraft financing agreements was $8.2 million and $14.4 million, respectively. Interest expense was $0.7 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively.
Capital Lease Obligations
The Company has entered into a capital lease for computer equipment, which amounted to $6.9 million and is recorded in fixed assets as capital lease obligations. In addition, as part of the Convergex Group acquisition, the Company holds two capital leases for computer equipment which amounted to $0.8 million and are recorded as capital lease obligations. These capital lease obligations are included in short-term borrowings and other debt in the accompanying consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 3.70% to 5.69%. As of December 31, 2017, the remaining balance on these capital leases was $4.1 million. Interest expense was $0.1 million, $0.1 million, $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Annual scheduled maturities of debt and minimum payments (of principle and interest) for all debt outstanding as of December 31, 2017, are as follows:

	Convertible Debt	Note Payable	Term loan	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2018	$4,840	$10,340	$—	$2,032	$2,059
2019	38,925	10,143	28,901	3,410	717
2020	4,050	10,143	—	1,363	639
2021	4,050	10,143	—	2,512	639
2022	139,050	10,143	—	—	420
Thereafter	—	188,715	—	—	—
Subtotal	190,915	239,627	28,901	9,317	4,474
Less (a)	(49,413)	(106,657)	(780)	(1,070)	(354)
Total	$141,502	$132,970	$28,121	$8,247	$4,120

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Letters of Credit
As of December 31, 2017, the Company has eight irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged and the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged as collateral, $11.8 million, as of December 31, 2017, and $5.5 million, as of December 31, 2016, due between March 2018 and March 2021, for reinsurance agreements.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Location	Amount	Maturity
	(dollars in thousands)
Connecticut	$65	January 2018
Boston	$382	March 2018
New York	$355	April 2018
New York	$70	May 2018
New York	$596	October 2018
New York	$2,250	October 2018
New York	$1,600	November 2018
San Francisco	$710	January 2019
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2017 and 2016, there were no amounts due related to these letters of credit.
24. Stockholder's Equity
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

Cowen Inc.
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
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $6.8 million, $6.8 million and $4.1 million for the years ended December 31, 2017, 2016, and 2015 respectively.
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
Treasury Stock
Treasury stock of $186.8 million as of December 31, 2017, compared to $153.8 million as of December 31, 2016, resulted from $11.9 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions, $1.6 million received from an escrow account established to satisfy the Company’s indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company’s acquisition of Convergex Group, LLC and $19.5 million purchased in connection with a share repurchase program.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

The following represents the activity relating to the treasury stock held by the Company during the year ended December 31, 2017:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2016	9,810,802	$153,845	$15.68
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	822,996	11,889	14.45
Shares of stock received in respect of indemnification claims	97,612	1,626	16.66
Purchase of treasury stock	1,401,866	19,486	13.90
Balance outstanding at December 31, 2017	12,133,276	$186,846	$15.40
25. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Beginning Balance	$(2)	$—	$17
Foreign currency translation	(6)	(2)	(17)
Ending Balance	$(8)	$(2)	$—
26. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of December 31, 2017, there were 29,632,020 of Class A common shares outstanding. The Company has included 191,962 fully vested, unissued restricted stock units in its calculation of basic earnings per share. As of December 5, 2016, share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands, except share and per share data)
Net income (loss)	$(37,091)	$(12,395)	$58,975
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	23,791	6,882	15,246
Net income (loss) attributable to Cowen Inc.	(60,882)	(19,277)	43,729
Preferred stock dividends	6,792	6,792	4,075
Net income (loss) attributable to Cowen Inc. common stockholders	$(67,674)	$(26,069)	$39,654

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	29,492	26,857	27,522
Stock options	—	—	3
Performance based restricted stock	—	—	65
Stock appreciation rights	—	—	35
Restricted stock	—	—	1,418
Weighted average shares used in diluted computation	29,492	26,857	29,043
Earnings (loss) per share:
Basic	$(2.29)	$(0.97)	$1.44
Diluted	$(2.29)	$(0.97)	$1.37
27. Segment Reporting
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds and excludes (ii) goodwill and intangible impairment (iii) certain other transaction-related adjustments and/or reorganization expenses (iv) the bargain purchase gain which resulted from the Convergex Group acquisition (v) certain costs associated with debt and (vi) preferred stock dividends. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business. For US GAAP purposes, all of these items are recorded in other income (loss). In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2017
				Adjustments
	Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$223,614	$223,614	$—	$—		$223,614
Brokerage	38	312,742	312,780	—	(19,170)	(i)	293,610
Management fees	52,239	3,148	55,387	(2,593)	(19,549)	(a)	33,245
Incentive income (loss)	26,028	—	26,028	(1,739)	(18,906)	(a)	5,383
Investment income (loss)	31,447	13,695	45,142	—	(45,142)	(c)(f)	—
Interest and dividends	—	—	—	—	49,440	(c)	49,440
Reimbursement from affiliates	—	—	—	(297)	3,157	(e)	2,860
Aircraft lease revenue	—	—	—	—	3,751	(f)	3,751
Reinsurance premiums	—	—	—	—	30,996	(g)	30,996
Other revenue	1,575	1,656	3,231	—	5,330	(g)	8,561
Consolidated Funds revenues	—	—	—	7,321	—		7,321
Total revenues	111,327	554,855	666,182	2,692	(10,093)		658,781
Expenses
Non interest expense	92,567	532,820	625,387	(199)	58,935	(b)(d)	684,123
Interest and dividends	14,268	4,620	18,888	—	42,061	(c)	60,949
Consolidated Funds expenses	—	—	—	12,526	—		12,526
Total expenses	106,835	537,440	644,275	12,327	100,996		757,598
Total other income (loss)	—	—	—	31,073	74,706	(c) (h) (j)	105,779
Income taxes expense / (benefit)	—	—	—	—	44,053	(b)	44,053
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(6,072)	—	(6,072)	(21,438)	3,719		(23,791)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$(1,580)	$17,415	$15,835	$—	$(76,717)		$(60,882)

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
				Adjustments
	Investment Management	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$133,279	$133,279	$—	$—		$133,279
Brokerage	—	207,040	207,040	—	(7,860)	(i)	199,180
Management fees	64,086	3,162	67,248	(1,665)	(24,971)	(a)	40,612
Incentive income (loss)	26,274	—	26,274	(714)	(17,226)	(a)	8,334
Investment income (loss)	3,015	1,008	4,023	—	(4,023)	(c)(f)	—
Interest and dividends	—	—	—	—	14,732	(c)	14,732
Reimbursement from affiliates	—	—	—	(303)	10,807	(e)	10,504
Aircraft lease revenue	—	—	—	—	4,161	(f)	4,161
Reinsurance premiums	—	—	—	—	32,459	(g)	32,459
Other revenue	29,202	565	29,767	—	(7,412)	(g)	22,355
Consolidated Funds revenues	—	—	—	5,949	—		5,949
Total revenues	122,577	345,054	467,631	3,267	667		471,565
Expenses
Non interest expense	102,163	369,188	471,351	(429)	37,824	(b)(d)	508,746
Interest and dividends	12,827	4,363	17,190	—	12,118	(c)	29,308
Consolidated Funds expenses	—	—	—	9,064	—		9,064
Total expenses	114,990	373,551	488,541	8,635	49,942		547,118
Total other income (loss)	—	—	—	8,532	35,534	(c)	44,066
Income taxes expense / (benefit)	—	—	—	—	(19,092)	(b)	(19,092)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(7,821)	—	(7,821)	(3,164)	4,103		(6,882)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$(234)	$(28,497)	$(28,731)	$—	$9,454		$(19,277)

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2015
				Adjustments
	Alternative Investment	Broker-Dealer	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$222,781	$222,781	$—	$—		$222,781
Brokerage	—	160,436	160,436	—	(2,714)		157,722
Management fees	68,989	1,026	70,015	(1,307)	(26,802)	(a)	41,906
Incentive income (loss)	(1,544)	—	(1,544)	(736)	3,746	(a)	1,466
Investment income (loss)	49,244	13,352	62,596	—	(62,596)	(c)	—
Interest and dividends	—	—	—	—	13,796	(c)	13,796
Reimbursement from affiliates	—	—	—	(190)	21,747	(e)	21,557
Other revenue	14,492	890	15,382	—	(11,656)	(c)	3,726
Consolidated Funds revenues	—	—	—	1,613	—		1,613
Total revenues	131,181	398,485	529,666	(620)	(64,479)		464,567
Expenses
Non interest expense	107,291	362,463	469,754	—	6,090	(b)(c)(d)	475,844
Interest and dividends	11,839	4,745	16,584	—	9,636	(c)	26,220
Consolidated Funds expenses	—	—	—	2,310	—		2,310
Total expenses	119,130	367,208	486,338	2,310	15,726		504,374
Total other income (loss)	—	—	—	8,781	42,505	(c)	51,286
Income taxes expense / (benefit)	—	—	—	—	(47,496)	(b)	(47,496)
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(8,796)	—	(8,796)	(5,851)	(599)		(15,246)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$3,255	$31,277	$34,532	$—	$9,197		$43,729
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
(j)     Economic Income (Loss) excludes gain / (loss) on debt extinguishment.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

For the year ended December 31, 2017 and 2016, there was no one fund or other customer which represented more than 10% of the Company's total revenues.
28. Regulatory Requirements
As registered broker-dealers, Cowen and Company, Cowen Execution, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by the Rule. Under the alternative method Cowen and Company's minimum net capital requirement, as defined in (a)(4) of the Rule, is $1.0 million. Cowen Execution, ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of the Rule, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other requirements of the Rule and other regulatory bodies.
Cowen Execution is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”) and Options Clearing Corporation (“OCC”) Rule 302. Regulation 1.17 requires Cowen Execution to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by Rule 15c3-1, whichever is greater. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At December 31, 2017, the Company had $108.7 million of net capital in excess of this minimum requirement.
Ramius UK, Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the FCA of the U.K. Financial Resources, as defined, must exceed the requirement of the FCA.
As of December 31, 2017, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$40.2	$1.0	$39.2
Cowen Execution	$111.4	$2.7	$108.7
ATM Execution	$1.0	$0.3	$0.7
Cowen Prime	$12.3	$0.3	$12.0
Westminster	$7.6	$0.3	$7.3
Ramius UK	$0.2	$0.1	$0.1
Cowen International Ltd	$11.5	$7.1	$4.4
Cowen Execution Ltd	$3.8	$2.6	$1.2
Cowen and Company, Cowen Prime and ATM Execution claim exemption from SEC Rule 15c3-3 subparagraph (k)(2)(ii) of the Securities Exchange Act of 1934 since they clear their securities transactions on a fully disclosed basis and promptly transmits all customer funds and securities to the clearing broker-dealer that carries the accounts. Cowen and Company, Cowen Prime and Westminster claim exemption from SEC Rule 15c3-3 subparagraph (k)(2)(i) of the Securities Exchange Act of 1934 since they conduct primarily all financial transactions with their customers through a bank account designated as Special Account for the Exclusive Benefit of Customers.
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account, cash or acceptable qualified securities for the exclusive benefit of customers. As of December 31, 2017, Cowen Execution had segregated approximately $20.3 million of cash, while its required deposit was $10.5 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB”), as defined in SEC Rule 15c3-3. PAB calculation is completed to allow each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its assets held by Cowen Execution as allowable assets in the correspondent's net capital calculation. At December 31, 2017, Cowen Execution had $29.7 million of cash on deposit in special reserve bank accounts for PAB, which was in excess of its required deposit of $17.1 million.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of December 31, 2017 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of December 31, 2017. RCG Insurance Company’s capital and surplus as of December 31, 2017 totaled approximately $28.7 million.
29. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of December 31, 2017 and 2016, $13.5 million and $12.6 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the years ended December 31, 2017 and 2016, the Company reimbursed the funds it manages $0.1 million and $0.2 million, respectively, which were recorded net in management fees and incentive income in the accompanying consolidated statements of operation. For the year ended December 31, 2015, these amounts were immaterial. As of December 31, 2017, related amounts still payable were immaterial. As of December 31, 2016, related amounts still payable were $0.3 million and were reflected in fees payable in the accompanying consolidated statements of financial condition. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying consolidated statements of financial condition. As of December 31, 2017 and 2016, loans to employees of $11.1 million and $9.2 million, respectively, were included in due from related parties on the accompanying consolidated statements of financial condition. Of these amounts $4.8 million and $3.3 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $2.1 million, $1.2 million, and $3.2 million for the years ended December 31, 2017, 2016, and 2015 respectively. This expense is included in employee compensation and benefits in the accompanying consolidated statement of operations. For the year ended December 31, 2017, the interest income was $0.1 million and for the years ended December 2016 and 2015, the interest income was insignificant for these related party loans and advances. This income is included in interest and dividends in the accompanying consolidated statement of operations.
Included in due to related parties is approximately $0.6 million and $0.7 million as of December 31, 2017 and 2016, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
As of December 31, 2017 and 2016, included in due from related parties is $14.0 million and $18.7 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a 5 year period and earns interest at 5% per annum.  The interest income for the years ended December 31, 2017 and 2016, was $0.8 million and $0.6 million, respectively. The interest income for the year ended December 31, 2015 was immaterial.
The remaining balance included in due from related parties of $9.7 million and $11.8 million as of December 31, 2017 and 2016, respectively, relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of December 31, 2017 and 2016, such investments aggregated $28.2 million and $32.9 million, respectively, were included in redeemable non-controlling interests on the accompanying consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $7.2 million, $5.7 million, and $10.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

30. Guarantees and Off-Balance Sheet Arrangements
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of December 31, 2017 and 2016. Through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. Funding is required for unsettled customer delivery versus payment and riskless principal transaction, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the unsettled customer securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of December 31, 2017.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
BMO Harris Bank	$150,000	$150,000	None	Secured DTC Pledge Line
Total	150,000	150,000

Revolving Credit Facility
BMO Harris Bank	30,000	30,000	August 2, 2018	Unsecured liquidity facility to cover increases in NSCC margin deposit requirements

Total Credit Lines	$180,000	$180,000
31. Subsequent Events
On February 13, 2018, the Company's Board of Directors approved a $23.6 million increase in the Company's share repurchase program (see Note 24) bringing the total remaining shares available for repurchase to $25.0 million.
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no other subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Cowen Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental Financial Information
The following table presents unaudited quarterly results of operations for 2017 and 2016. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.
Cowen Inc.
Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(dollars in thousands, except per share data)
Total revenues	$114,971	$160,530	$178,830	$204,450
Income (loss) before income taxes	14,000	27,800	12,109	(46,947)
Income tax expense (benefit)	1,911	(785)	2,281	40,646
Net income (loss) from continuing operations	12,089	28,585	9,828	(87,593)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	9,105	21,145	5,162	(11,621)
Net income (loss) attributable to Cowen Inc.	2,984	7,440	4,666	(75,972)
Preferred stock dividends	1,698	1,698	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$1,286	$5,742	$2,968	$(77,670)
Earnings (loss) per share:
Basic	$0.05	$0.20	$0.09	$(2.51)
Diluted	$0.05	$0.19	$0.09	$(2.51)
Weighted average number of common shares:
Basic	27,061	28,634	31,271	30,934
Diluted	28,401	29,474	32,246	30,934

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(dollars in thousands, except per share data)
Total revenues	$101,039	$117,231	$131,027	$122,268
Income (loss) before income taxes	(11,315)	(39,153)	24,018	(5,037)
Income tax expense (benefit)	(3,320)	(11,992)	8,759	(12,539)
Net income (loss) from continuing operations	(7,995)	(27,161)	15,259	7,502
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(4,297)	(16,705)	18,478	9,406
Net income (loss) attributable to Cowen Inc.	(3,698)	(10,456)	(3,219)	(1,904)
Preferred stock dividends	1,698	1,698	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$(5,396)	$(12,154)	$(4,917)	$(3,602)
Earnings (loss) per share:
Basic (a)	$(0.20)	$(0.45)	$(0.18)	$(0.13)
Diluted (a)	$(0.20)	$(0.45)	$(0.18)	$(0.13)
Weighted average number of common shares:
Basic (a)	26,591	26,867	26,993	26,973
Diluted (a)	26,591	26,867	26,993	26,973

(a) Share and per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN INC.

		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
Date:	March 6, 2018	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. COHEN	Chairman of the Board of Directors
Peter A. Cohen		March 6, 2018

/s/ JEFFREY M. SOLOMON	Chief Executive Officer (Principal Executive Officer)
Jeffrey M. Solomon		March 6, 2018

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		March 6, 2018

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	March 6, 2018

/s/ STEVEN KOTLER
Steven Kotler	Director	March 6, 2018

/s/ JEROME S. MARKOWITZ
Jerome S. Markowitz	Director	March 6, 2018

/s/ JACK H. NUSBAUM
Jack H. Nusbaum	Director	March 6, 2018

/s/ DOUGLAS A. REDIKER
Douglas A. Rediker	Director	March 6, 2018

/s/ JOSEPH R. WRIGHT
Joseph R. Wright	Director	March 6, 2018

Exhibit No.	Description
2.1
Transaction Agreement and Agreement and Plan of Merger, dated as of June 3, 2009, by and among Cowen Inc., Lexington Park Parent Corp., Lexington Merger Corp., Park Exchange LLC and Cowen Investment Management LLC (included as Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed on July 10, 2009).

2.2
Agreement and Plan of Merger, dated as of February 16, 2011, by and among the Company, Louisiana Merger Sub, Inc. and LaBranche (previously filed as Exhibit 2.1 to Form 8-K filed on February 17, 2011).

2.3
Securities Purchase Agreement, dated as of April 2, 2017, by and among Convergex Holdings LLC, Convergex Group, LLC, GTCR Convergex Holdings LLC, Cowen CV Acquisition LLC and Cowen Group, Inc. (previously filed as Exhibit 2.1 to the Form 8-K filed on April 6, 2017).

3.1	Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 10-Q filed November 25, 2009).
3.2	Amended and Restated By-Laws of Cowen Inc. (f/k/a Cowen Group, Inc.) (previously filed as Exhibit 3.1 to the Form 8-K filed on August 3, 2017).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.3 to the Form 10-Q filed November 25, 2009).
3.4	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
3.5	Amendment to the Amended and Restated Certificate of Incorporation of Cowen Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed December 5, 2016).
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cowen Group, Inc. (previously filed as Exhibit 3.1 to the Form 8-K filed on May 16, 2017)
4.1	Form of Class A Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 2 to Form S-1 filed on December 14, 2009).
4.2	Indenture, dated March 10, 2014 by and between Cowen Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to Form 8-K filed on March 11, 2014).
4.3	First Supplemental Indenture by and between Cowen Inc., as Issuer and The Bank of New York Mellon, as Trustee (previously filed as Exhibit 4.1 to the Form 10-Q filed May 8, 2014).
4.4	Senior Notes Indenture dated October 10, 2014, by and between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.1 to Form 8-K filed on October 10, 2014).
4.5	First Supplemental Indenture dated October 10, 2014, by and between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.2 to Form 8-K filed on October 10, 2014).
4.6	Certificate of Designations of the Company for its Series A Cumulative Perpetual Preferred Stock (previously filed as Exhibit 3.1 to Form 8-K filed May 20, 2015).
4.7	Indenture, dated as of December 14, 2017 between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.1 to Form 8-K filed on December 14, 2017).
4.8
Second Supplemental Indenture, dated as of December 8, 2017, by and between Cowen Inc. and The Bank of New York Mellon, as Trustee. (previously filed as Exhibit 4.2 to Form 8-K filed on December 8, 2017).

10.1
Lease, dated as of June 22, 2007 by and between 599 Lexington Avenue LLC and Cowen Investment Management LLC (as successor in interest to RCG Holdings LLC (f/k/a Ramius Capital Group, LLC)), as amended by the First Amendment to Lease, dated as of June 9, 2008, by and between BP 599 Lexington Avenue LLC and Cowen Investment Management LLC (as successor in interest to RCG Holdings LLC (f/k/a Ramius LLC)) (previously filed as Exhibit 10.14 to Amendment No. 2 to Form S-1 filed on December 14, 2009).

10.2	Cowen Inc. 2006 Equity and Incentive Plan (previously filed as Exhibit 10.20 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.3	Cowen Inc. 2007 Equity and Incentive plan (previously filed as Exhibit 10.21 to Amendment No. 2 to Form S-1 filed on December 14, 2009).*
10.4	Form of RSU Award Agreement. (previously filed as Exhibit 10.24 to the Form 10-K filed on March 25, 2010).*
10.5
Cowen Inc. 2010 Equity and Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement of Cowen Inc., on Schedule 14A for the year ended December 31, 2009, as filed on April 30, 2010).*

10.6	Form of Equity Award Agreement (previously filed as Exhibit 10.2 to the Form 8-K filed on June 10, 2010).*
10.7
Second Amendment to Lease dated August 20, 2010 between BP 599 Lexington Avenue and the Company, amending that certain Lease dated as of June 22, 2007 by and between 599 Lexington Avenue LLC and Cowen Investment Management LLC (as successor in interest to RCG Holdings LLC (f/k/a Ramius Capital Group, LLC)), as amended by the First Amendment to Lease, dated as of June 9, 2008, by and between BP 599 Lexington Avenue LLC and Ramius LLC (previously filed as Exhibit 10.2 to Form 8-K filed August 24, 2010).

E- 1

Exhibit No.	Description
10.8	Form of Restricted Stock Unit and Deferred Cash Award Agreement (previously filed as Exhibit 10.18 to the Form 10-K filed on March 9, 2012).*
10.9	Employment Agreement, dated as of May 31, 2012, by and between Cowen Inc. and Jeffrey Solomon (previously filed as Exhibit 10.1 to the Form 8-K filed June 1, 2012).*
10.10	Employment Agreement, dated as of August 2, 2012, by and between Cowen Inc. and Stephen Lasota (previously filed as Exhibit 10.1 to the Form 8-K filed August 3, 2012).*
10.11	Employment Agreement, dated as of August 2, 2012, by and between Cowen Inc. and Owen Littman (previously filed as Exhibit 10.2 to the Form 8-K filed August 3, 2012).*
10.12	Form of Stock Appreciation Right Award Agreement (previously filed as Exhibit 10.16 to the Form 10-K filed March 7, 2013).*
10.13
Convertible note hedge transaction confirmation, dated as of March 4, 2014, by and between Cowen Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.1 to Form 8-K filed on March 10, 2014).

10.14
Amendment to convertible note hedge transaction, dated as of March 5, 2014, by and between Cowen Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.2 to Form 8-K filed on March 10, 2014).

10.15	Warrant transaction confirmation, dated as of March 4, 2014, by and between Cowen Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.3 to Form 8-K filed on March 10, 2014).
10.16
Additional Warrant transaction confirmation, dated as of March 5, 2014, by and between Cowen Inc. and Nomura Global Financial Products Inc. (previously filed as Exhibit 10.4 to Form 8-K filed on March 11, 2014).

10.17	Amendment to the Employment Agreement between the Company and Stephen Lasota dated April 24, 2015 (previously filed as Exhibit 10.1 to Form 8-K filed April 27, 2015).*
10.18	Amendment to the Employment Agreement between the Company and John Holmes dated April 24, 2015 (previously filed as Exhibit 10.2 to Form 8-K filed April 27, 2015).*
10.19	Amendment to the Employment Agreement between the Company and Owen Littman dated April 24, 2015 (previously filed as Exhibit 10.3 to Form 8-K filed April 27, 2015).*
10.20	Initial capped call confirmation, dated as of May 13, 2015, by and between Nomura Global Financial Products Inc. and the Company (previously filed as Exhibit 10.1 to Form 8-K filed May 20, 2015).
10.21	Additional capped call confirmation, dated as of May 19, 2015, by and between Nomura Global Financial Products Inc. and the Company (previously filed as Exhibit 10.2 to Form 8-K filed May 20, 2015).
10.22	Form of Performance Shares Award Agreement (previously filed as Exhibit 10.1 to the Form 10-Q filed May 2, 2016).*
10.23
Underwriting Agreement, dated as of December 5, 2017, by and between Cowen Inc. and with Morgan Stanley & Co. LLC and UBS Securities LLC, as representatives of the several Underwriters named therein. (previously filed as Exhibit 1.1 to the Form 8-K filed December 8, 2017).

10.24	Letter Amendment between the Company and Mr. Solomon dated November 30, 2017 (previously filed as Exhibit 10.1 to the Form 8-K filed December 1, 2017).*
10.25	Transition Agreement between the Company and Mr. Cohen dated November 30, 2017 (previously filed as Exhibit 10.2 to the Form 8-K filed December 1, 2017).*
12.1	Calculation of Ratio of Earnings to Total Fixed Charges (filed herewith).
21.1	Subsidiaries of Cowen Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Signifies management contract or compensatory plan or arrangement.

E- 2