Form 10-K/A
period 2017-12-31
COWEN INC.
filed 2018-03-23
CIK 1466538

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
As of March 21, 2018 there were 29,457,380 shares of the registrant's common stock outstanding.
Documents incorporated by reference:
Part III of this Annual Report on Form 10-K/A incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders.

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2017 of Cowen Inc. (the "Company" or "Cowen"), which was filed with the Securities and Exchange Commission on March 6, 2018. This Form 10-K/A is being filed solely for the purpose of providing separate audited financial statements of Starboard Value A LP ("Starboard") which comprise the statements of assets, liabilities and partners’ capital as of December 31, 2017 and December 31, 2016, and the related statements of income, statements of changes in partners’ capital and statements of cash flows for each of the three years in the period ended December 31, 2017 in accordance with Rule 3-09 of Regulation S-X. The audited financial statements and the Reports of Independent Auditors of Starboard Value A LP, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15(c), "Exhibits and Financial Statement Schedules" of this Form 10-K/A. The Company accounts for its interest in Starboard under the equity method of accounting. The financial statements of Starboard as of December 31, 2017 and 2016 and for the three years in the period ended December 31, 2017 were not available at the time that the Company filed its Annual Report on Form 10-K on March 6, 2018.

The consent of PricewaterhouseCoopers LLP and the consent of Ernst & Young LLP, both independent auditors, are also filed as exhibits to this Amendment No. 1 to Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 on Form 10-K/A does not update or modify any other information presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as originally filed. This Amendment No. 1 does not update or modify in any way the financial position, results of operations, cash flows, equity or related disclosures in the Company's Annual Report on Form 10-K, and does not reflect events occurring after the Form 10-K’s original filing date of March 6, 2018. Accordingly, this Form 10-K/A should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and the other Company filings made with the SEC subsequent to the filing of the Annual Report on Form 10-K for the year ended December 31, 2017.

ii

Item 15.    Exhibits and Financial Statement Schedules

(a)
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

COWEN INC.

		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
Date:	March 22, 2018	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER A. COHEN	Chairman of the Board of Directors
Peter A. Cohen		March 22, 2018

/s/ JEFFREY M. SOLOMON	Chief Executive Officer (Principal Executive Officer)
Jeffrey M. Solomon		March 22, 2018

/s/ STEPHEN A. LASOTA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen A. Lasota		March 22, 2018

/s/ KATHERINE E. DIETZE
Katherine E. Dietze	Director	March 22, 2018

/s/ STEVEN KOTLER
Steven Kotler	Director	March 22, 2018

/s/ JEROME S. MARKOWITZ
Jerome S. Markowitz	Director	March 22, 2018

/s/ JACK H. NUSBAUM
Jack H. Nusbaum	Director	March 22, 2018

/s/ DOUGLAS A. REDIKER
Douglas A. Rediker	Director	March 22, 2018

/s/ JOSEPH R. WRIGHT
Joseph R. Wright	Director	March 22, 2018

Exhibit Index

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Starboard Value A LP Audited Financial Statements (filed herewith).

E- 1