Form 10-K/A
period 2017-12-31
COWEN INC.
filed 2018-04-30
CIK 1466538

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
As of April 27, 2018 there were 29,517,261 shares of the registrant's common stock outstanding.

Explanatory Note
Cowen Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”) to provide additional information required by Part III, because the definitive proxy statement for our 2018 Annual Meeting of Stockholders will not be filed within 120 days after the end of our 2017 fiscal year. This Amendment No. 2 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
DIRECTORS OF THE COMPANY
The number of directors currently serving on our Board of Directors is eight. The members of our Board of Directors are elected to serve a one-year term.
Set forth below is biographical information for each of the members of our Board of Directors. All ages are as of April 27, 2018.

Peter A. Cohen.   Age 71. Mr. Cohen serves as Chairman of the Board. From November 2009 to December 2017, Mr. Cohen was Chief Executive Officer of Cowen and served as a member of the Management and Operating Committees of Cowen. Mr. Cohen is a founding principal of the entity that owned Cowen Investment Management (formerly known as Ramius LLC) prior to the combination of Ramius and Cowen Holdings, Inc., or Cowen Holdings, in November 2009. From November 1992 to May 1994, Mr. Cohen was Vice Chairman and a director of Republic New York Corporation, as well as a member of its Executive Management Committee. Mr. Cohen was also Chairman of Republic’s subsidiary, Republic New York Securities Corporation. Mr. Cohen was Chairman of the Board and Chief Executive Officer of Shearson Lehman Brothers from 1983 to 1990. Over his career, Mr. Cohen has served on a number of corporate, industry and philanthropic boards, including the New York Stock Exchange, The Federal Reserve International Capital Markets Advisory Committee, The Depository Trust Company, The American Express Company, Olivetti SpA, Telecom Italia SpA, Kroll Inc. He also served as a Director for U.S. defense contractors, Titan International, GRC Inc. and L-3 Communications. He is presently a Trustee of Mount Sinai Medical Center, Vice Chairman and Lead Director of the board of directors of Scientific Games Corporation and a director of Safe Auto Insurance. Mr. Cohen provides the Board with extensive experience as a senior leader of large and diverse financial institutions together with his in-depth knowledge of the Company based on his experience as the prior Chief Executive Officer of the Company.

Katherine E. Dietze.   Age 60. Ms. Dietze was appointed to our Board in June 2011 upon the completion of Cowen’s acquisition of LaBranche & Co., Inc., or LaBranche. Ms. Dietze was a member of LaBranche’s board of directors since January 2007. Ms. Dietze spent over 20 years in the financial services industry prior to her retirement in 2005. From 2003 to 2005, Ms. Dietze was Global Chief Operating Officer for the Investment Banking Division of Credit Suisse First Boston. From 1996 to 2003, she was a Managing Director in Credit Suisse First Boston’s Telecommunications Group. Prior to that, Ms. Dietze was a Managing Director and Co-Head of the Telecommunications Group in Salomon Brothers Inc’s Investment Banking Division. Ms. Dietze began her career at Merrill Lynch Money Markets after which she moved to Salomon Brothers Inc. to work on money market products and later became a member of the Investment Banking Division. Ms. Dietze is a director, a member of the Governance Committee and Chair of the Finance Committee of Matthews International Corporation (MATW), a designer, manufacturer and marketer of memorialization products and brand solutions. Ms. Dietze is also a member of the Board of Trustees of Liberty Property Trust (LPT), a self-administered and self-managed Maryland real estate investment trust, which provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial & office properties. At LPT, she serves on the Audit Committee and is Head of the Governance Committee. Ms. Dietze holds a B.A. from Brown University and an M.B.A. from Columbia Graduate School of Business. Ms. Dietze provides the Board with extensive experience in Investment Banking management and corporate governance expertise as a public company director.

Steven Kotler.   Age 71. Mr. Kotler was elected to our Board on June 7, 2010. Mr. Kotler currently serves as Vice Chairman of the private equity firm Gilbert Global Equity Partners, which he joined in 2000. Prior to joining Gilbert Global, Mr. Kotler, for 25 years, was with the investment banking firm of Schroder & Co. and its predecessor firm, Wertheim & Co., where he served in various executive capacities including President & Chief Executive Officer, and Group Managing Director and Global Head of Investment and Merchant Banking. Mr. Kotler is a director of CPM Holdings, an international agricultural process equipment company; Co-Chairman of Birch Grove Capital, an asset management firm; and a Capital Partner of The

Archstone Partnerships. Mr. Kotler is a member of the Council on Foreign Relations; and, from 1999 to 2002, was Council President of The Woodrow Wilson International Center for Scholars. Mr. Kotler has previously served as a Governor of the American Stock Exchange, The New York City Partnership and Chamber of Commerce’s Infrastructure and Housing Task Force, The Board of Trustees of Columbia Preparatory School; and, the Board of Overseers of the California Institute of the Arts. Mr. Kotler also previously served as a director of Cowen Holdings from September 2006 until June 2007. Mr. Kotler provides the Board with extensive experience in leading an international financial institution and expertise in private equity.

Jerome S. Markowitz.   Age 78. Mr. Markowitz is our Lead Independent Director and has served as a member of our Board since November 2009. Mr. Markowitz was a Senior Partner at Conifer Securities LLC, a boutique servicing the operational needs of investment managers, from 2006 through May 2011. From 1998 to 2006, Mr. Markowitz was actively involved in managing a private investment portfolio. Prior to 1998, Mr. Markowitz was Managing Director and a member of the executive committee at Montgomery Securities and was responsible for starting their private client, high yield, equity derivatives and prime brokerage divisions. Prior to joining Montgomery, Mr. Markowitz was a Managing Director of L.F. Rothschild’s Institutional Equity Department. Mr. Markowitz is a director and serves on the investment committee of Market Axess Inc., and also formerly served on the advisory board of Thomas Weisel Partners Group, Inc. Mr. Markowitz provides the Board with extensive experience in asset management and investment banking, as well as experience as a public company director.

Jack H. Nusbaum.   Age 77. Mr. Nusbaum has served as a member of our Board since November 2009. Mr. Nusbaum is a Senior Partner of the New York law firm of Willkie Farr & Gallagher LLP. Mr. Nusbaum served as the firm’s Chairman from 1987 through 2009 and has been a partner in that firm for more than forty-five years. Willkie Farr & Gallagher LLP is outside counsel to Cowen. Mr. Nusbaum is also a director of W. R. Berkley Corporation. Mr. Nusbaum provides the Board with experience as senior management of an international law firm and provides extensive legal and corporate governance expertise.

Douglas A. Rediker.   Age 58. Mr. Rediker was appointed to our Board in April 2015. Mr. Rediker is the Executive Chairman of International Capital Strategies, LLC, a policy and markets advisory boutique based in Washington, D.C. Until 2012, he was a member of the Executive Board of the International Monetary Fund representing the United States. He has held senior and visiting fellowships at Brookings, the Peterson Institute for International Economics and at the New America Foundation. He has written extensively and testified before Congress on the subject of state capitalism, global finance, Sovereign Wealth Funds and other issues surrounding the relationship between international economic policy, financial markets, global capital flows and foreign policy. Mr. Rediker previously served as a senior investment banker and private equity investor for a number of investment banks, including Salomon Brothers, Merrill Lynch and Lehman Brothers. Mr. Rediker began his career as an attorney with Skadden Arps in New York and Washington, D.C. Mr. Rediker’s experience on global macro issues provides the Board with expertise relating to capital markets, the economy and global governance.

Jeffrey M. Solomon.   Age 52. Jeffrey Solomon is Chief Executive Officer of the Company and Chief Executive Officer of Cowen and Company, LLC (“Cowen and Company”), and was appointed a director of Cowen in December 2011. Mr. Solomon served as President of the Company prior to his appointment as Chief Executive Officer on December 27, 2017. Mr. Solomon serves as a member of the Management Committee of Cowen. Previously, Mr. Solomon served as Cowen’s Chief Operating Officer and Head of Investment Banking at Cowen and Company. Mr. Solomon joined Ramius, Cowen’s investment management division, when it was founded in 1994 and was responsible for the development, management and oversight of a number of the investment strategies employed by Ramius. From 1991 to 1994, Mr. Solomon was at Republic New York Securities Corporation, or Republic, the brokerage affiliate of Republic National Bank, now part of the HSBC Group, where he was the firm’s Chief Administrative Officer. Prior to Republic, Mr. Solomon was in the Mergers and Acquisitions Group at Shearson Lehman Brothers. Currently, Mr. Solomon is a Director of NuGo Nutrition, the manufacturer of NuGo Nutrition Bars. Mr. Solomon is also co-chair of the Equity Capital Formation Task Force, a group composed of individuals from across the country’s startup and small-capitalization company ecosystems advocating for market structure reform to encourage job creation and growth. Mr. Solomon graduated from the University of Pennsylvania in 1988 with a B.A. in Economics. Mr. Solomon provides the board with institutional knowledge of all aspects of the Company’s businesses and, as Chief Executive Officer, he is able to provide in-depth knowledge of the Company’s business and affairs, management’s perspective on those matters and an avenue of communication between the Board and senior management.

Joseph R. Wright.   Age 79. Mr. Wright has served as a member of our Board since November 2009. He also serves as Executive Partner to Comvest Partners, Chairman of the Investment Committees of the ClearSky Fund, Executive Chairman of Federal Data Holdings, LLC and a Senior Advisor to Chart Group. Mr. Wright is also on the Board of EBIX, and is a member of the Council of Chief Executives, Council on Foreign Relations, Economic Club of New York and Committee for a Responsible Federal Budget. He previously served as a Director of Travelers, Terremark Worldwide, Harcourt Brace Janovich, Kroll, Titan, Federal Signal, Education Management Corporation (EDMC) and Hampton University. Mr. Wright was Chairman of Intelsat, Chief Executive Officer of PanAmSat, Chairman of GRC International, Executive Chairman of MTN Satellite Communications, Chief Executive Officer of Scientific Games Corporation, Co-Chairman of Baker & Taylor, Vice Chairman

of W.R. Grace, Senior Advisor to Providence Equity, Vice Chairman of Terremark Worldwide, President of credit card subsidiaries of Citibank and VP and Partner of Booz Allen Hamilton and others. Mr. Wright served in the U.S. Government under President Reagan as Deputy Secretary of Commerce and Deputy Director/Director of the Federal Office of Management and Budget, and was a member of President Reagan’s Cabinet. In addition he held executive positions in the administrations of Presidents Nixon, Ford and Kennedy. He received the Distinguished Citizens Award from President Reagan and was appointed to the President’s Export Council by President George H.W. Bush as Chairman of the Export Control Sub-Committee. He was also appointed to the President’s Commission on U.S. Postal Service Reform and the National Security Telecommunications Advisory Committee, and several other advisory boards by President George W. Bush. He has served on the Defense Business Board under three Presidents, including the current administration. Mr. Wright has active “Top Secret” and “SCI” clearances with the U.S. Government. Mr. Wright received his undergraduate degree from the Colorado School of Mines and his graduate degree from Yale University. Mr. Wright provides the Board with significant senior management expertise as well as experience as a director of a public company. He also provides the Board with significant experience in public affairs.

EXECUTIVE OFFICERS OF THE COMPANY

Biographies of the current executive officers of the Company are set forth below, excluding Mr. Solomon’s biography, which is included under “Directors of the Company” above. Each executive officer serves at the discretion of the Board.

John Holmes.   Age 54. Mr. Holmes serves as Chief Operating Officer and serves as a member of the Management Committee of Cowen. Mr. Holmes previously served as the Company’s Chief Administrative Officer and was appointed an executive officer in May 2013. Mr. Holmes was the Head of Technology and Operations at Cowen following the merger between Cowen and Company and Ramius. Mr. Holmes joined Ramius in June 2006 as Global Head of Operations. Prior to joining Ramius, Mr. Holmes was Global Head of the Equity Product Team at Bank of America Securities. Mr. Holmes has also held senior operations management positions at Deutsche Bank, Credit Lyonnais and Kidder Peabody. His experience includes treasury, foreign exchange, equity, fixed income & derivative operations. Mr. Holmes is NASD licensed as a General Securities Representative, General Securities Principal and a Financial & Operations Principal.

Stephen A. Lasota.   Age 55. Mr. Lasota serves as Chief Financial Officer of Cowen and serves as a member of the Management Committee of Cowen. Mr. Lasota was appointed Chief Financial Officer in November 2009. Prior to the consummation of the business combination of Cowen Holdings and Ramius in November 2009, Mr. Lasota was the Chief Financial Officer of Ramius LLC and a Managing Director of the Company. Mr. Lasota began working at Ramius in November 2004 as the Director of Tax and was appointed Chief Financial Officer in May 2007. Prior to joining Ramius, Mr. Lasota was a Senior Manager at PricewaterhouseCoopers LLP.

Owen S. Littman.   Age 45. Mr. Littman serves as General Counsel and Secretary of Cowen and serves as a member of the Management Committee of Cowen. Mr. Littman was appointed General Counsel and Secretary in July 2010. Following the consummation of the business combination of Cowen Holdings and Ramius in November 2009, Mr. Littman was appointed Deputy General Counsel, Assistant Secretary and Managing Director of Cowen and General Counsel and Secretary of Ramius LLC. Mr. Littman began working at Ramius in October 2005 as its senior transactional attorney and was appointed General Counsel in February 2009. Prior to joining Ramius, Mr. Littman was an associate in the Business and Finance Department of Morgan, Lewis & Bockius LLP.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons holding 10% or more of our Class A common stock to file initial reports of ownership of our securities and reports of changes in ownership of our securities with the SEC. Based on a review of copies of such reports provided to us and on written representations from our executive officers and directors, we believe that all Section 16(a) filing and disclosure requirements applicable to our executive officers and directors for 2017 have been satisfied.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.cowen.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ Stock Market listing standards concerning any amendments to, or waivers from, any provision of the code. You may also request a copy of the code by writing to Cowen Inc., Attn: Secretary, 599 Lexington Avenue, New York, NY 10022.

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

Item 11: Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In addition to performing the roles and responsibilities described under “Committees of the Board — Compensation Committee” above, our Compensation Committee, which is composed entirely of independent directors, determined the 2017 compensation of our named executive officers:

•	Peter A. Cohen, Chairman of the Board and former Chief Executive Officer;

•	Jeffrey M. Solomon, Chief Executive Officer, formerly President;

•	Stephen A. Lasota, Chief Financial Officer;

•	John Holmes, Chief Operating Officer; and

•	Owen S. Littman, General Counsel and Secretary.

Executive Summary

The following is an executive summary of our executive officer compensation program.

Business Overview
Formed in 2009, the Company is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, “Cowen” or the “Company”), provides investment management, investment banking, research, sales and trading, prime brokerage, global clearing and commission management services through its two business segments: investment management and broker-dealer. The investment management segment includes private funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles and also manages a significant portion of the Company’s proprietary capital. The broker-dealer segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research, a sales and trading platform for institutional investors, global clearing and commission management services and also a comprehensive suite of prime brokerage services.
The Company’s investment management platform, which operates primarily under the Cowen Investment Management name (formerly “Ramius”), offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) since 1997. The Company’s investment management business offers investors access to a number of strategies to meet their specific needs including long/short equity, merger arbitrage, activism, health care royalties, private healthcare and private real estate. The Company’s investment management business focuses on attracting and retaining talented in-house and affiliated investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside the Company’s investment management clients. The Company has also invested some of its capital in its aviation and reinsurance businesses. Our investment management business had approximately $11.0 billion of assets under management as of January 1, 2018.

Our broker-dealer businesses include investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. Our primary target sectors (“Target Sectors”) are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. We provide research and brokerage services to over 4,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our target sectors. The broker-dealer segment also offers a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
2017 Performance Overview

•
The Company reported economic income of $15.8 million in 2017, an increase of $44.6 million from the economic loss of $28.7 million reported in 2016. 2017 economic income revenue was $666 million, a 42% increase year over year. The Company completed a transformational acquisition in its brokerage business in 2017 through the acquisition of Convergex Group, LLC (“Convergex”), a leading, agency-focused, global brokerage and trading related services provider with a deep client base of 2,500 hedge funds, asset managers, broker-dealers, trusts and exchanges. Business units include equity sales and electronic trading, commission management, prime services and global clearing.

•
In 2017, investment banking revenue of $223.6 million on a GAAP and economic income basis increased 68% year over year and was led by strong performance in equity financings. In addition, we made important strides towards improving revenue diversification in both our product and sector segments. Advisory revenue of $41.8 million represented a 56% year over year increase.

•
Annual brokerage revenue of $293.6 million and $312.8 million, on a GAAP and economic income basis, respectively, represented a threefold increase since 2012. This increase was driven, in part, by the acquisition of Convergex.

•	In November 2017 the investment management division successfully launched a private healthcare strategy, an internally developed capability that leverages Cowen’s longstanding strength in healthcare.

•	As of January 1, 2018, assets under management were $11.0 billion. The $0.5 billion increase from January 1, 2017, was primarily due to subscriptions in private funds and real estate.

•	On an economic income basis, the compensation to revenue ratio declined from 64% to 58% due, in part, to a shift in business mix as a result of the Convergex acquisition.

•
Book value per share was $21.82 as of December 31, 2017, compared to $25.11 as of December 31, 2016. Tangible book value per share was $18.77 as of December 31, 2017, compared to $21.88 as of December 31, 2016. The per share decline is primarily due to a reduction in the value of our net deferred tax assets and shares issued in conjunction with the Convergex acquisition.

•
In December 2017, the Company completed a full repurchase of its 8.25% senior notes due 2021 and replaced them with 7.35% senior notes due 2027. In addition, the Company repurchased a significant portion of its 3% convertible senior notes due 2019 and replaced them with 3% cash convertible senior notes due 2022.

Please refer to the Company’s Segment Reporting Note in its financial statements included on pages F-70 to F-74 of its Form 10-K for the year ended December 31, 2017, as filed with the SEC, and the reconciliation, attached at the end of Item 11, for reconciliations of the non-GAAP financial measures above to their most directly comparable GAAP measures.

Senior Executive Succession

On December 27, 2017, Mr. Solomon became Chief Executive Officer of the Company pursuant to the Company’s succession plan. In order to effect an orderly transition, on November 30, 2017, Mr. Cohen and the Company entered into a Transition Agreement containing the terms and conditions of his transition from Chairman and Chief Executive Officer of the Company to non-executive Chairman of the Board (the “Transition Agreement”). The Transition Agreement is described on page 20 of this Form 10-K.
The Company made certain payments to Mr. Cohen under the Transition Agreement, which were based on the separation payments and benefits provided for under his employment agreement, dated as of August 26, 2016 (the “Cohen Employment

Agreement”), including a prorated cash bonus payment of $2,625,000, a lump sum payment of $5,000,000, $ 3,575,622, representing the cash value of Mr. Cohen’s outstanding unvested equity awards and $1,679,000 representing the value of Mr. Cohen’s unvested deferred cash awards. The Transition Agreement is described on page 20 of this Form 10-K.

Because Mr. Cohen served as Chief Executive Officer during 2017, the SEC’s disclosure rules require that we disclose Mr. Cohen’s compensation under “Compensation Discussion and Analysis.” Because Mr. Cohen is no longer an employee of the Company, we have only included disclosure regarding Mr. Cohen in the Company’s “Compensation Discussion and Analysis” when required to do so under the SEC’s disclosure rules.

Advisory Vote on Executive Compensation and Stockholder Engagement

The Compensation Committee believes that our executive compensation programs are effective in driving our pay-for-performance philosophy. At our 2017 annual meeting of stockholders, over 90% of shares voted (excluding broker non-votes) were in favor of the compensation of our named executive officers as disclosed in the proxy statement for the 2017 annual meeting of stockholders. The Compensation Committee considered the results of the vote to be an endorsement of the Company’s response to its continued stockholder outreach and evolving compensation practices, as described in more detail below.

Stockholder Outreach

Since 2014, we have engaged in stockholder outreach efforts regarding our compensation program. In an effort to continue to better understand our investors’ perspective and thoughts regarding our executive compensation program, a team of our senior management, including our Chief Financial Officer and General Counsel, engaged in a stockholder outreach initiative in early 2018. As part of our 2018 outreach, we contacted ten stockholders, including some of our largest stockholders, who we believe collectively hold in excess of 56% of our outstanding Class A common stock, which represents approximately 76% of our outside stockholder base.

In early 2015, some of our stockholders raised concerns over the evergreen nature of our 2010 Equity and Incentive Plan (the “2010 Plan”). We have continued to hear that concern from stockholders during our subsequent stockholder outreach efforts. In addition, in 2016, some of our stockholders expressed the view that a portion of executive compensation should be performance based. Except as described above, our stockholders have expressed support for our compensation philosophy and the components of our compensation, in particular, including the fact that a significant portion of named executive officer compensation is stock-based and that our stock-based awards have significant vesting periods. None of our stockholders have voiced to us any concern about the absolute amounts of compensation awarded to any of our named executive officers or the manner in which compensation is allocated.

Compensation Practice Changes in Response to Stockholder Feedback

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

What We Heard from Stockholders	Action Taken by the Compensation Committee
• Concerns over the evergreen nature of the 2010 Plan.
• After careful review, decided to retain the evergreen provision of the 2010 Plan to support incentive and retention needs for the business.

• Continued to carefully monitor the impact of the 2010 Plan to ensure judicious use of equity consistent with our compensation philosophy.

• A portion of executive compensation should be performance-based.
• As of April 2015, eliminated minimum bonus guarantees for all named executive officers.

• Approved the issuance of performance share awards, or PSAs, to our named executive officers in 2016 as a component of 2015 year-end compensation with prospective three-year AROE and relative TSR performance requirements. The PSAs awarded to our named executive officers cover periods through December 31, 2020.

• No concern over the absolute amounts of compensation awarded to any of our named executive officers or the manner in which compensation is allocated.
• Continued to deliver compensation consistent with our compensation philosophy, the Compensation Committee’s evaluation of Company and individual performance and industry norms.

• Continued to deliver a significant portion of stock-based compensation subject to long-term vesting conditions.

• Support for our compensation governance practices.
• In March 2015, adopted stock ownership and retention guidelines for executive officers.

• In March 2015, implemented a clawback policy for executive officers with respect to deferred bonus awards.

• Adopted an annual (rather than triennial) say-on-pay vote.

Key Features of Our Executive Compensation Program

What We Do	What We Don’t Do
• We pay for performance through a careful year-end review of financial results and individual performance

• We consider peer groups in establishing compensation

• Meaningful annual equity awards are granted in lieu of  — not in addition to — annual cash incentives

• We introduced PSAs as a component of executive officer compensation in 2016. The PSAs are earned based on forward-looking performance metrics that consider long-term performance from 2016 through 2020

• We have implemented stock ownership guidelines for our directors and executive officers

• We have double-trigger equity vesting in the event of a change in control

• We require our executive officers to comply with reasonable restrictive covenants

• We subject our deferred bonus awards to executive officers to a clawback policy

• We seek to maintain a conservative compensation risk profile.

•    The Compensation Committee retains an independent compensation consultant

• We have an anti-hedging policy, and, during 2017, all executive officers were in compliance with this policy

• We do not pay dividend equivalents on unvested restricted stock units

• We do not pay tax gross-ups on our limited perquisites

• We do not provide “single-trigger” equity vesting in the event of a change in control

• We do not provide golden parachute excise tax gross-ups

• We do not provide minimum guaranteed bonuses to our executive officers

Compensation Philosophy and Objectives

Our compensation programs, including compensation of our named executive officers, are designed to achieve three objectives:

•
Pay for Performance.   A significant portion of the total compensation paid to each named executive officer is variable. Approximately 60.5% of our current Chief Executive Officer’s compensation in respect of 2017 and approximately 35.5% of our Chief Financial Officer’s, Chief Operating Officer’s and General Counsel’s compensation in respect of 2017 was paid in deferred cash and equity, excluding long-term incentive compensation awards. The amount of compensation paid is determined based on: (i) the performance of the Company on an absolute basis through a comparison of our results to competitor firms; (ii) an evaluation of each named executive officer’s contribution to the Company; and (iii) his performance against individualized qualitative goals.

•
We do not use a formula to evaluate year-end results.   Given the volatility and constantly changing dynamics of the markets, we believe that it makes more sense for our business to primarily determine compensation after year-end by making a careful evaluation of the business rather than establishing formulaic pre-set goals at the start of the year. An after-the-fact review of performance allows the Company and Compensation Committee to consider the quality of earnings, the combination of absolute and relative performance, organic versus non-organic sources of revenues and profits, and collaboration between our various lines of business. A pre-set formula would not allow us to fully evaluate performance and might result in negative unintended consequences for the business and the stockholders. We believe this discretionary approach to compensation is consistent with common market practice in the financial services sector for these same reasons. Further, although the size of the incentive compensation award is based on current fiscal year results, a portion of it is delivered in the form of restricted stock units, or RSUs, linked to longer-term stock performance.

•
Align Executive Officers’ Interests with Stockholders’ Interests.   Our Compensation Committee reviews each executive officer’s performance as well as the Company’s financial results in the context of the market environment when determining year-end, performance-related compensation. Our Compensation Committee believes year-end, performance-related compensation should be delivered in a combination of short-term and long-term instruments. We believe that deferred cash, equity and equity-related instruments align the interests of our executive officers with those of our stockholders and ensure that our executive officers are focused on the long-term performance of the Company. In connection with fiscal 2017 bonus payments, Messrs. Solomon, Lasota, Holmes and Littman received a portion of their bonus in cash, a portion in deferred equity and a portion in deferred cash, in each case subject to service-based vesting requirements. The Compensation Committee believes that the payment of a significant portion of an employee’s compensation in the form of equity and deferred cash properly aligns the employee’s interests with those of the Company’s stockholders and effectively mitigates any risks associated with the Company’s compensation practices. Excluding long-term incentive compensation awards, approximately 60.5% of our current Chief Executive Officer’s compensation in respect of 2017 and approximately 35.5% of our Chief Financial Officer’s, Chief Operating Officer’s and General Counsel’s compensation in respect of 2017 was paid in deferred cash and equity.

•
Recruiting and Retention.   We operate in an intensely competitive industry, and we believe that our success is closely related to our recruiting and retention of highly talented employees and a strong management team. We try to keep our compensation program comparable to industry practices so that we can continue to recruit and retain talented executive officers and employees.

Determination of Named Executive Officer Compensation for 2017

At meetings held on November 29, 2017 and January 12, 2018 and numerous executive sessions following these meetings, the Compensation Committee considered and discussed management’s compensation recommendations for our named executive officers, and the Compensation Committee approved management’s recommendations. In determining the annual bonus compensation and long-term incentive compensation payable to each of our named executive officers for 2017, the Compensation Committee reviewed and considered the financial performance of the Company as a whole and each individual business unit compared to 2016 and the Company’s compensation to revenue ratio which, for the year ended December 31, 2017, was 58%, which the Compensation Committee viewed as reasonable given the performance of the Company during 2017. The Compensation Committee also considered each named executive officer’s contributions to the Company’s growth initiatives in 2017; historical compensation information for each named executive officer; the Company’s desire to retain and incentivize its named executive officers; the recommendations of Mr. Solomon, our Chief Executive Officer regarding total compensation of our named executive officers (other than the Chief Executive Officer); the financial performance of the Company during 2017 compared to comparable public companies and other companies in the securities industry; a review of public filings regarding total compensation paid by certain peer investment banks and asset management companies; and base salary, cash bonus, equity awards and all other compensation paid by the compensation peer group.

The Compensation Committee considered the following achievements in 2017 when making its determination of named executive officer compensation:

•	Expansion of the Company’s broker-dealer platform in 2017 through the acquisition of Convergex and the integration of Convergex’s business onto the Cowen platform.

•	Identifying and realizing significant cost synergies from the acquisition of Convergex.

•	2017 economic income of $15.8 million compared to an economic income loss of $28.7 million in 2016.

•
Effecting changes to the Company’s leadership team by (i) appointing Jeffrey M. Solomon as the Company’s Chief Executive Officer pursuant to the Company’s succession plan and (ii) appointing Larry Wieseneck and Dan Charney as Co-Presidents of Cowen and Company.

•	The successful launch of the Private Healthcare fund to be managed by the former head of investment banking, which will enhance the investment management platform.

•	Issuing $138 million of the Company’s 7.35% senior notes due 2027 and using $68.4 million of the proceeds therefrom to redeem all of the Company’s outstanding senior notes due 2021.

•
Issuing $135 million of convertible notes due 2022 and using $115.4 million of the proceeds of that financing to repurchase a portion of the Company’s outstanding 3% cash convertible senior notes due 2019.

•	Entering into an agreement to sell shares representing 19.9% of the Company’s outstanding shares to CEFC China, which transaction the Company and CEFC China ultimately decided not to pursue.

The Compensation Committee also considered the following factors in its named executive officer compensation determinations:

•	2017 GAAP net loss of approximately $81 million.

•	A decrease in the Company’s tangible book value from $21.88 per share to $18.77 per share, primarily due to the deferred tax asset and issuance of equity in conjunction with the Convergex transaction.
Please refer to the Company’s Segment Reporting Note in its financial statements included on pages F-70 to F-74 of its Form 10-K for the year ended December 31, 2017, as filed with the SEC, and the reconciliation attached as Annex A, for reconciliations of the non-GAAP financial measures above to their most directly comparable GAAP measures.

The Compensation Committee also considered the following individual factors in the determinations made for each named executive officer in 2017:

•
Peter Cohen. Mr. Cohen’s 2017 compensation was included in the Transition Agreement that was recommended by the Compensation Committee and approved by the Board. See “Mr. Cohen’s Transition Agreement” on page 20 of this Form 10-K for a description of the payments received by Mr. Cohen.

•
Jeffrey Solomon. Mr. Solomon’s compensation reflected the Company’s improvement in economic income compared to the prior year. His compensation was also influenced by his significant contributions regarding the continued enhancement and growth of the Company’s broker-dealer business, including the substantial growth of the business through the acquisition of Convergex, his efforts in recruiting and hiring Larry Wieseneck as Co-President of Cowen and Company, naming Dan Charney as Co-President of Cowen and Company, his help in launching the Private Healthcare fund with the former Head of Investment Banking and his transition to Chief Executive Officer of the Company.

•
John Holmes. Mr. Holmes’s compensation reflected the Company’s improvement in economic income compared to the prior year. His compensation also reflected significant contributions related to the continued enhancement of the Company’s procedures relating to operational risk oversight and management of fixed and variable expenses across the Company. Mr. Holmes played a leading role in negotiating and implementing the acquisition of Convergex as well as the integration of Convergex onto the Cowen platform. Mr. Holmes also played a significant role in managing the Company’s business operations.

•
Stephen Lasota. Mr. Lasota’s compensation reflected the Company’s improvement in economic income compared to the prior year. His compensation also reflected significant contributions related to the continued enhancement of the Company’s financial reporting and his taking a leading role in the senior note and convertible note transactions described above. Mr. Lasota played a significant role in negotiating and implementing the acquisition of Convergex as well as the integration of Convergex onto the Cowen platform. Mr. Lasota also played a significant role in managing the Company’s business operations.

•
Owen Littman. Mr. Littman’s compensation reflected the Company’s improvement in economic income compared to the prior year. His compensation also reflected significant contributions related to the continued enhancement of the Company’s compliance structure, management of the Company’s outstanding litigation and regulatory matters as well as his focus on the Company’s legal disclosure and corporate governance procedures. Mr. Littman played a leading role in negotiating the terms of the transactions completed by the Company in 2017, including the acquisition of Convergex and the senior note and convertible note transactions described above. In addition Mr. Littman played a leading role in negotiating the Company’s proposed transaction with CEFC China, which transaction the Company and CEFC China ultimately decided not to pursue. Mr. Littman also played a significant role in managing the Company’s business operations.

The Compensation Committee approved discretionary annual bonuses for each of our named executive officers after review and consideration of the above factors.

After determining the aggregate cash values of annual bonuses payable to each of our named executive officers in respect of fiscal 2017, the Compensation Committee considered the percentage of the annual bonus compensation that each of our named executive officers would receive in the form of deferred awards. Jeffrey Solomon, our Chief Executive Officer, developed a proposal for the allocation of annual bonus compensation among the cash, deferred cash and equity components for Messrs. Holmes, Lasota and Littman. The Compensation Committee discussed and ultimately approved the proposal and established an allocation for Mr. Solomon. Excluding long-term incentive compensation awards, approximately 60.5% of our current Chief Executive Officer’s compensation in respect of 2017 and approximately 35.5% of our Chief Financial Officer’s, Chief Operating Officer’s and General Counsel’s compensation in respect of 2017 was paid in deferred cash and equity.

To eliminate the impact that a short-term significant price change in the market value of our Class A common stock may have on the number of RSUs that are intended to be delivered to an employee, the Compensation Committee approved valuing the RSUs using the volume-weighted average price for the 30 trading days ended February 2, 2018, which equaled $13.90 per share. Deferred cash and RSUs relating to fiscal 2017 annual bonuses were awarded to our named executive officers in February 2018. RSUs and deferred cash awards will vest with respect to 25% on December 1, 2018, 25% on December 1, 2019, 25% on December 1, 2020 and 25% on December 1, 2021.
The Company issued performance shares to its named executive officers in 2016 in connection with 2015 year-end compensation. The performance shares that were awarded cover a five-year period through 2020 with each grant composed of three identical tranches tied to a three-year performance period as follows: Tranche 1 – 2016 through 2018, Tranche 2 – 2017 through 2019 and Tranche 3 – 2018 through 2020. The performance goals for the performance shares are described below on page 14.
Frequency of Say-on-Pay Vote

Consistent with the preference expressed by our stockholders at our 2017 Annual Meeting of Stockholders, the Board decided that the Company will include an advisory vote to approve the compensation of our named executive officers in our proxy materials every year until the next required advisory vote to approve the frequency of an advisory vote on executive compensation, which will occur no later than our 2023 annual meeting.

Compensation Program and Payments

The deferred cash, RSUs and Long-Term Incentive Compensation RSU Rights, or RSU Rights, our named executive officers received as bonuses and long-term incentive compensation for their fiscal 2017 performance are not included in the Summary Compensation Table because the awards were made in 2018. The table below sets forth the total compensation awarded to the named executive officers for their fiscal 2017 performance, including base salary, cash bonus, the dollar value of the RSUs awarded to the named executive officers in February 2018, the deferred cash awards granted to the named executive officers in February 2018 and the RSU Rights awarded to named executive officers as long-term incentive compensation. We believe this information is helpful to understanding how our compensation program rewarded our named executive officers for their performance, and it reflects the way in which our Compensation Committee views aggregate compensation for our named executive officers on a fiscal-year basis.

The following table shows the base salary and incentive compensation awarded to our named executive officers for their performance in 2017 in the manner it was considered by the Compensation Committee. As noted above, this presentation differs from that in the Summary Compensation Table for 2017. Mr. Cohen is not included in the table because he ceased to be an executive officer on December 27, 2017 and did not receive new awards of deferred equity or deferred cash while previously granted performance shares will be settled consistent with the terms of the applicable grant agreement.

This table is not a substitute for the information required by SEC rules, specifically the Summary Compensation Table and the related tables appearing later in this Form 10-K.

	Mr. Solomon	Mr. Holmes	Mr. Lasota	Mr. Littman
Base Salary	950,000	500,000	500,000	500,000
Cash Bonus	725,000	725,000	725,000	725,000
Deferred Equity Award	1,024,000	270,000	270,000	270,000
Deferred Cash-Based Award	1,536,000	405,000	405,000	405,000
2017 Annual Compensation Total	4,235,000	1,900,000	1,900,000	1,900,000
Annual Compensation Change vs. 2016	39%	21%	21%	21%
Long-Term Incentive Compensation – RSU Rights(1)	-	250,000	125,000	125,000
2017 Total Compensation with Long-Term Incentive Compensation	4,235,000	2,150,000	2,025,000	2,025,000
Total Compensation Change vs. 2016	30%	21%	16%	16%

(1)	Grant of right to receive RSUs prior to January 15, 2018. The RSUs will vest on March 10, 2022.

Base Salary

The purpose of base salary is to provide a set amount of cash compensation for each named executive officer that is not variable in nature and is generally competitive with market practices. We seek to limit the base salaries of our named executive officers such that a significant amount of their total compensation is contingent upon the performance of the Company and the named executive officer during the fiscal year. This was consistent with standard practice within the securities and asset management industries and we believe this allowed us to reward performance.

In 2017, and consistent with 2016, Mr. Solomon received a base salary of $950,000, Mr. Lasota received a base salary of $500,000, Mr. Holmes received a base salary of $500,000 and Mr. Littman received a base salary of $500,000.

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

Long-Term Incentive Compensation

Long-term incentive compensation includes both RSU rights granted in 2017 and PSAs granted in 2016. The PSAs granted in 2016 cover performance periods extending from 2016 through 2020 as described below.

In 2017, the Compensation Committee awarded Messrs. Holmes, Lasota and Littman RSU Rights as a component of 2017 long-term incentive compensation. The RSUs issued pursuant to the RSU Rights will vest on March 10, 2022.

In 2016, the Compensation Committee introduced the issuance of PSAs to our named executive officers in connection with 2015 year-end compensation. These PSAs are intended to directly align the interests of our named executive officers with those of our stockholders by directly tying the value of the award to the Company’s average return on equity during a three-year performance period. The three-year performance periods are designed to provide management an incentive to focus on our strategic direction and long-term value creation.

•
The PSAs are designed to provide two performance elements. The award value will be based on both performance against operating goals based on return on equity and the ending value of the stock at the time of vesting. No PSAs will be earned if performance is not at least at a threshold level.

•
In considering the performance goals, the Committee selected three-year average return on equity, or AROE, which is a key operational metric of performance that the Company and its investors track on a regular basis.

•
The initial PSAs awarded in early 2016 cover a five-year period through 2020. Each PSA grant is composed of three identical tranches tied to a three-year AROE performance period as follows: Tranche 1 — 2016 through 2018, Tranche 2 — 2017 through 2019, and Tranche 3 — 2018 through 2020.

In March 2016, the Company entered into a performance shares award agreement, or PSA Agreement, with each of our named executive officers. Under the terms of the PSA Agreement, each named executive officer was awarded three tranches of performance share awards, or PSAs, based on the attainment of certain performance metrics. Each tranche awarded was subject to a three-year performance period. At the end of each performance period, the PSAs will be multiplied by an applicable percentage (set forth below) based on the Company’s AROE, and, as described below, the resulting number of attained RSUs will then be subject to a multiplier based on the Company’s total shareholder return, or TSR, relative to other companies in the S&P SmallCap 600 Financial Sector Index, or the Index.

AROE will be calculated by taking the sum of the Company’s Adjusted Economic Income during each of the fiscal years during the performance period and dividing by the average Equity of the Company during each such fiscal year (with Equity meaning common equity of the Company (excluding the value of the Company’s deferred tax assets) and the average Equity for each fiscal year being calculated by adding the Equity at the beginning of such fiscal year and the Equity at the end of such fiscal year and dividing by two), and dividing such amount by three. For the purposes of calculating AROE, Adjusted Economic Income means, with respect to each fiscal year during a performance period, the Company’s Economic Income (as reported in the Company’s Annual Report on Form 10-K), as adjusted for the following: (i) expenses associated with the outstanding copyright infringement litigation matter pending as of the grant date shall be excluded, (ii) expenses greater than one million dollars associated with strategic initiatives undertaken by the Company shall be amortized over a five year period as opposed to being expensed in the period in which they are incurred and (iii) adjustments resulting from changes in an existing, or application of a new, accounting principle that is not applied on a fully retrospective basis shall be excluded.

At the end of each performance period, the PSAs will be multiplied by the percentages set forth below based on the Company’s AROE with respect to such performance period with the resulting number of PSAs referred to as the preliminary PSAs:

AROE Performance Scale

Performance Level*	AROE	Payout Rate
Below Threshold	Below 5%	0% Payout
Threshold	5%	50% Payout
Above Threshold	7.5%	75% Payout
Target	10%	100% Payout
Maximum (capped)	12%	150% Payout

*	Payout for performance within each performance level shown above will be interpolated.

The number of PSAs that become vested and settled at the end of each performance period will equal the product of the preliminary PSAs and the applicable total shareholder return (TSR) modifier, as set forth below, determined based on the Company’s TSR during the performance period versus the TSR of the companies comprising the Index (adjusted as set forth in the award agreement), as of the first day of each performance period for the same period.

TSR Modifier

Relative TSR Position	Modifier*
25th percentile and below	0.8
50th percentile	1.0
75th percentile and above	1.2

*
The relative TSR and resulting modifier will be interpolated between the 25th percentile and below and the 75th percentile. The relative TSR position will be calculated using the following formula where N is the total number of companies in the Index including the Company and R is the Company’s ranking compared to the Index: N-R/N-1.

The Compensation Committee decided to measure performance both on a relative basis compared to the Index, as well as on an absolute basis to balance the desire to reward relatively superior performance, while recognizing the difficulty of constructing a peer group of comparable middle-market investment banks with material asset management operations and seeking to reward the named executive officers for creating overall stockholder value. The Compensation Committee established the AROE and TSR measurements for earning the PSAs with the intent that the PSAs would only reward recipients for strong long-term performance, with the full number of PSAs being earned only if we significantly outperform the companies comprising the Index and historical TSR. AROE was selected because increasing profitability and making efficient use of capital are key priorities for the Company. Relative TSR was selected because it shows the returns the Company is providing to its stockholders in relation to a broad index of financial services companies.

The number of performance share awards granted to each of our named executive officers is shown in the table below:

	PSA Awards
	Tranche 1(1)	Tranche 2(2)	Tranche 3(3)
Jeffrey M. Solomon	29,167	29,167	29,166
Stephen A. Lasota	25,000	25,000	25,000
John Holmes	25,000	25,000	25,000
Owen S. Littman	25,000	25,000	25,000
Peter A. Cohen	29,167	29,167	29,166

(1)	Valued at $14.12 per share. Tranche 1 PSAs will vest on March 8, 2019. Tranche 1 PSAs are unlikely to vest, given the Company’s 2016 and 2017 financial performance.

(2)	Valued at $14.80 per share. Tranche 2 PSAs will vest on March 10, 2020.

(3)	Valued at $14.96 per share. Tranche 3 PSAs will vest on December 31, 2020.

Setting Compensation

The Compensation Committee is responsible for approving the compensation paid to our named executive officers as well as certain other highly compensated employees. In making compensation determinations, the Compensation Committee reviews information presented to them by the Company’s management, compensation peer group information and the recommendations of an independent compensation consultant engaged by the Compensation Committee. The Compensation Committee also reviews our compensation-to-revenue ratio on a quarterly basis and may adjust the targeted compensation-to-revenue ratio in order to maintain the Company’s compensation philosophy of aligning the interests of our named executive officers and our stockholders.

Involvement of Executive Officers

Mr. Solomon, our Chief Executive Officer, in consultation with our Chief Financial Officer, our General Counsel, our Chief Operating Officer and employees in our Human Resources department, assists the Compensation Committee in making compensation determinations. These individuals prepare information that is provided to, and reviewed by, the Compensation Committee and the Chief Executive Officer makes recommendations to the Compensation Committee for their consideration. Such information and recommendations include, among other things, the compensation that should be received by the named executive officers (other than himself) and certain other highly compensated employees; financial information regarding the Company that should be reviewed in connection with compensation decisions; the firms to be included in a compensation peer group; and the evaluation and compensation process to be followed by the Compensation Committee. Our Chief Executive Officer is often invited to participate in Compensation Committee meetings; however, he recuses himself from all discussions regarding his own compensation.

Compensation Consultant

The Compensation Committee exercised its sole authority pursuant to its charter to directly engage Pay Governance LLC. Pay Governance LLC was retained by the Compensation Committee to provide advice, analysis, and assessment of alternatives related to the amount and form of executive compensation. Pay Governance LLC reviewed certain Compensation Committee presentation materials (including the peer group data described below) during November and December 2017 and early 2018 at the request of the Compensation Committee. The Compensation Committee meets telephonically with Pay Governance LLC from time to time without management present.

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

Compensation Peer Group

The Compensation Committee, with the assistance of its independent compensation consultant, annually identifies a compensation peer group of firms with which we compete for executive talent. As a middle-market investment bank with material asset management operations, we believe there are few other companies that are directly comparable to Cowen. Our peer group includes investment banks with revenues and market capitalizations similar to ours as well as companies with significant asset management operations. In making compensation decisions for 2017, our Compensation Committee reviewed compensation information for similarly titled individuals at comparable companies gathered from public filings made in 2017 related to 2016 annual compensation. In instances where an employee has responsibilities for both the broker-dealer and the asset management businesses, both broker-dealers and asset management companies were utilized. For 2017, our compensation peer group consisted of Evercore Partners Inc., Greenhill & Co., Inc., Lazard Ltd., JMP Group, Moelis & Company, Piper Jaffray Companies, Stifel Financial Corp., Fortress Investment Group LLC and Och-Ziff Capital Management LLC. At the request of the Compensation Committee, Pay Governance LLC provides the Compensation Committee with information from peer firms identified in the most recent ISS Research Report as well as compensation data from other firms of similar size. The Compensation Committee believes that information regarding pay practices at comparable companies is useful in two respects. First, as discussed above, we recognize that our pay practices must be competitive in our marketplace. By understanding the compensation practices and levels of the Company’s peer group, we enhance our ability to attract and retain highly skilled and motivated executives, which is fundamental to the Company’s success. Second, this data is one of the many factors the Compensation Committee considers in assessing the reasonableness of compensation. Accordingly, the Compensation Committee reviewed trends among these peer firms and considered this data when determining named executive officers’ 2017 annual bonuses and other compensation, but did not utilize the peer firm compensation as a benchmark for determining executive compensation.

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

Clawback Policy

In March 2015, the Company adopted a clawback policy that allows the Company to recover incentive compensation from any executive officer if that executive officer engages in intentional misconduct that caused or contributed to a restatement of the Company’s financial results. In the event of a restatement, a committee consisting of the non-management members of the Board (the “Independent Director Committee”) will review the performance-based compensation and annual bonus compensation paid under the Company’s equity and incentive plans to any such executive (the “Awarded Compensation”). If the Independent Director Committee determines, in good faith, that the amount of such performance-based compensation or annual bonus actually paid or awarded to any such executive officer would have been a lower amount had it been calculated based on such restated financial statements (the “Actual Compensation”) then the Independent Director Committee shall, subject to certain exceptions, seek to recover for the benefit of the Company the after-tax portion of the difference between the Awarded Compensation and the Actual Compensation. The clawback policy does not apply to equity-based compensation granted before March 16, 2015.

Executive Officer Stock Ownership Guidelines

The Company adopted stock ownership guidelines on March 18, 2015 that require the Company’s executive officers to hold Company stock or restricted stock units within the later of the adoption of the policy or five years of being designated as an executive officer. All named executive officers are in compliance with the stock ownership guidelines, which are set forth below.

Chief Executive Officer	8x Base Salary	$7,600,000
Other Executive Officers	3x Base Salary	$1,500,000

Anti-Hedging Policy

In order to support alignment between the interests of stockholders and employees, the Company maintains an anti-hedging policy that prohibits the “short sale” of Company securities. The policy prohibits employees from trading in options, warrants, puts and calls or similar instruments on Company securities. We allow directors and executive officers to hold up to 50% of their Company stock in a margin account. During 2017, all named executive officers were in compliance with this policy.

Perquisites

The Company provides certain perquisites, including reimbursement of group term life and long-term disability insurance and tax and financial planning expenses to certain members of senior management, including Mr. Solomon.

Employment Agreements

Each of our named executive officers is party to an employment agreement with the Company. The Compensation Committee views the employment agreements as an important tool in achieving our compensation objective of recruiting and retaining talented employees and a strong management team. The severance and change-in-control arrangements provided by the employment agreements are intended to retain our named executive officers and to provide consideration for certain restrictive covenants that apply following a termination of employment.

In November 2017, the Company entered into a Transition Agreement with Mr. Cohen (which superseded his prior employment agreement which was terminated pursuant to the Transition Agreement) as described on page 20 of this Form 10-K. In May 2012, Mr. Solomon entered into a new employment agreement with the Company, which replaced his prior agreement and which was amended on November 30, 2017, and Messrs. Holmes, Lasota and Littman entered into their employment agreements with the Company in August 2012 and entered into amendments to their employment agreements in April 2015. The employment agreements were approved by the Compensation Committee. None of the Company’s executive officers have minimum guaranteed bonuses in their employment agreements.

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
The rules of Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”), generally place a $1 million limit on the amount of compensation we can deduct in any one year for compensation paid to certain “covered employees.” Before the enactment of changes to the tax law described below, there was an exception to this $1 million limit for compensation that qualifies as “performance-based” and provided under a stockholder-approved plan. While the Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, the Compensation Committee also considers other factors in making its decisions and retains the flexibility to grant awards that are not deductible for tax purposes. From time to time, in order to ensure competitive levels of compensation for our senior executives, the Compensation Committee approves compensation (including base salary and benefits) that is not deductible under Section 162(m). With respect to 2017 annual bonuses, during the first quarter of 2017, the Compensation Committee set the Company’s achievement of at least $13 million in economic income (determined in a manner consistent with prior periods)

during the 2017 calendar year, which is consistent with the target set by the Company in 2016, as the performance criteria for purposes of Section 162(m), for performance-based awards granted in 2017 to each of our named executive officers. The Company satisfied the Section 162(m) performance metric in 2017. Our 2010 Equity and Incentive Plan is designed to qualify certain compensation that may be awarded under our annual incentive program as “performance-based” to ensure that the tax deduction is available to the Company for amounts payable under the plan.

Under the tax reform legislation passed in December 2017, effective for taxable years beginning after December 31, 2017, the qualified “performance-based compensation” exemption was eliminated, with the effect that compensation in excess of $1 million paid to our named executive officers (including our Chief Financial Officer) will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. As in prior years, the Compensation Committee will continue to take into account the tax and accounting implications (including with respect to the expected lack of deductibility under the revised Section 162(m)) when making compensation decisions, but reserves its right to make compensation decisions based on other factors as well if the Compensation Committee determines it is in its best interests to do so.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board the inclusion of the Compensation Discussion and Analysis in the Form 10-K and in the definitive proxy statement for our 2018 Annual Meeting of Stockholders.

Compensation Committee of the Board of Directors of Cowen Inc.
Jerome S. Markowitz, Chair
Katherine E. Dietze
Steven Kotler

Summary Compensation Table
The following table sets forth compensation information for our named executive officers in 2017.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Jeffrey M. Solomon	2017	950,000	725,000	839,377	874,205	3,388,582
Chief Executive Officer	2016	950,000	515,000	3,142,232	487,508	5,094,740
	2015	950,000	2,027,500	2,027,424	166,331	5,171,255
Stephen A. Lasota	2017	500,000	725,000	411,800	257,472	1,894,272
Chief Financial Officer	2016	500,000	515,000	1,375,362	181,170	2,571,532
	2015	450,000	925,000	405,585	88,926	1,869,511
John Holmes	2017	500,000	725,000	411,800	257,472	1,894,272
Chief Operating Officer	2016	500,000	515,000	1,375,362	181,170	2,571,532
	2015	450,000	925,000	405,585	88,926	1,869,511
Owen S. Littman	2017	500,000	725,000	411,800	257,472	1,894,272
General Counsel and	2016	500,000	515,000	1,375,362	181,170	2,571,532
Secretary	2015	450,000	925,000	405,585	88,926	1,869,511
Peter A. Cohen	2017	950,000	2,625,000	1,068,070	11,131,410	15,774,480
Chairman of the Board and	2016	950,000	515,000	2,912,717	751,608	5,129,323
Former Chief Executive Officer	2015	950,000	1,465,000	2,505,075	152,782	5,072,857

(1)	The amounts in this column reflect cash bonuses paid to the named executive officers in 2018 in respect of performance during the 2017 year.

(2)
The entries in the stock awards column reflect the aggregate grant date fair value of the RSU and PSA awards granted to the named executive officers in 2017 in connection with 2016 performance, calculated in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (Compensation – Stock Compensation) (“FASB ASC 718”), disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in its Form 10-K for the year ended December 31, 2017, as filed with the SEC.

(3)	Other compensation includes:

Other Compensation ($)	Jeffrey M. Solomon	Stephen A. Lasota	John Holmes	Owen S. Littman	Peter A. Cohen

Transition Agreement Payments
Cash Payment					5,000,000
Cash Value of Unvested Equity Awards					3,575,622
Unvested Deferred Cash					1,679,000
COBRA Premiums					52,851
Attorney’s fees					95,000
Deferred Cash Awards	838,885	257,472	257,472	257,472	592,313
Group Term Life and Long-Term Disability Insurance					23,949
Tax and Financial Planning	35,320				37,696
60% of the Total Cost of Car and Driver					74,979

Grants of Plan‑Based Awards

The following table provides information regarding grants of compensation-related, plan‑based awards made to the named executive officers during fiscal year 2017. These awards are also included in the Summary Compensation Table above.

	Grant Date	Corporate Action Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)(1)

Jeffrey M. Solomon	2/27/2017	2/27/2017	35,805(2)	519,173
	2/27/2017	2/27/2017	22,083(3	320,204
Stephen A. Lasota	2/27/2017	2/27/2017	15,300(2)	221,850
	2/27/2017	2/27/2017	13,100(3	189,950
John Holmes	2/27/2017	2/27/2017	15,300(2)	221,850
	2/27/2017	2/27/2017	13,100(3	189,950
Owen S. Littman	2/27/2017	2/27/2017	15,300(2)	221,850
	2/27/2017	2/27/2017	13,100(3	189,950
Peter A. Cohen	2/27/2017	2/27/2017	35,805(2)	519,173
	2/27/2017	2/27/2017	37,855(3)	548,898

(1)
The entries in the “All Other Stock Awards” column reflect the aggregate grant date fair value of the awards granted in 2017 computed in accordance with FASB ASC 718, disregarding for this purpose the estimate of forfeitures related to service‑based vesting conditions. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in its Form 10-K for the year ended December 31, 2017, as filed with the SEC.

(2)	RSUs vest with respect to 15% on June 1, 2017, 10% on June 1, 2018, 25% on June 1, 2019, 25% on June 1, 2020 and 25% on June 1, 2021.

(3)	RSUs will vest on March 10, 2021.

Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

Mr. Cohen’s Transition Agreement

On November 30, 2017, Mr. Cohen and the Company entered into the Transition Agreement containing the terms and conditions of Mr. Cohen’s transition from Chairman and Chief Executive Officer of the Company to Chairman of the Board in a non-executive capacity. Under the terms of the Transition Agreement, Mr. Cohen’s resignation as Chief Executive Officer was treated as a resignation for “good reason,” which resulted in the payment to him of the separation payments and benefits provided for under the Cohen Employment Agreement (except that pursuant to the terms of the Transition Agreement Mr. Cohen received cash payments upon settlement of his unvested time-vested RSUs). Mr. Cohen received the following payments under the Transition Agreement in December 2017:

•	$2,625,000, representing a prorated annual bonus, as provided for in Section 8(d)(iii) of the Cohen Employment Agreement;

•
$5,000,000, representing the lump sum cash separation payment equal to two and one-half times the sum of his base salary and the average annual bonus paid for the two years immediately preceding his termination, subject to a cap of $5,000,000, as provided for in Section 8(d)(iv) of the Cohen Employment Agreement;

•	$ 3,575,622, representing the cash value of Mr. Cohen’s outstanding unvested equity awards;

•	$1,679,000, representing the value of Mr. Cohen’s unvested deferred cash awards;

•	$52,851, representing 24 months of COBRA premiums, as provided for in Section 8(d)(vi) of the Cohen Employment Agreement;

•	$95,000, representing reimbursement of attorneys’ fees incurred by Mr. Cohen in the negotiation and execution of the Transition Agreement; and

•	Mr. Cohen’s PSA awards vested and will be settled subject to the attainment of the performance goals set forth in the governing grant agreement.

In addition to his duties as non-executive Chairman of the Board, under the Transition Agreement, Mr. Cohen has agreed to provide assistance with respect to matters relating to business and investment opportunities, client relationships and other general matters related to the Company’s business operations. The Transition Agreement also provides that, commencing January 1, 2018, Mr. Cohen is entitled to receive an annual retainer in his capacity as Chairman in an amount equal to the sum of $325,000 plus the standard annual retainer paid to all non-employee directors. During Mr. Cohen’s service as Chairman, the Company will provide him with certain benefits, including (i) continued provision of a personal driver for business purposes, subject to a cost-sharing arrangement consistent with the arrangement in place prior to his transition; (ii) secretarial and administrative support; (iii) use of the Company’s (or an affiliate’s) aircraft for business purposes, subject to Chief Executive Officer approval; and (iv) continued participation in the Company’s long-term care insurance program at the Company’s cost. Until the later of (x) the two-year anniversary of his resignation date as Chief Executive Officer and (y) the date he ceases to serve as Chairman, Mr. Cohen will be entitled to annual financial counseling services at the Company’s expense (subject to an annual maximum cost of $62,500) and continued participation in the Company’s group health plan, subject to his timely election under COBRA and timely payment by Mr. Cohen of the applicable premiums. In addition, until December 31, 2020, the Company will continue to pay a portion of the annual premium (up to $87,000 per year) for a split-dollar life insurance policy with Mr. Cohen as the named insured, with the beneficiaries chosen by him.

Employment Agreements

The Company is party to an employment agreement with Mr. Solomon, dated as of May 31, 2012, as amended on November 30, 2017, and employment agreements with Messrs. Holmes, Lasota and Littman, dated as of August 2, 2012, each as amended on April 24, 2015. The foregoing employment agreements provide for the following material terms:

•
An initial term that expired April 30, 2016. Following the expiration of the initial term, the terms of the agreements automatically extend for successive one-year terms, unless either party elects not to extend the term.

•
A minimum annual base salary of $950,000 for Mr. Solomon and $450,000 for Messrs. Holmes, Lasota, and Littman. Each named executive officer is also eligible to receive an annual performance-based bonus as determined by the Compensation Committee. The agreements provide that the Company may pay all or a portion of any annual bonus in the form of restricted securities, other stock or security-based awards, deferred cash, or other deferred compensation. The agreements do not provide for a minimum annual bonus.

•
With respect to Mr. Solomon, his agreement provides that, if Mr. Solomon’s employment is terminated by us without cause (including a decision by us not to renew the employment agreement upon the expiration of the then-current term), by Mr. Solomon for good reason, or as a result of Mr. Solomon’s death or disability (as such terms are defined in the agreement), Mr. Solomon will, subject to his execution of a general release in our favor, be entitled to the following: (i) any unpaid annual bonus with respect to the previous completed fiscal year, (ii) a prorated annual bonus for the fiscal year of termination, calculated based on the average bonus paid for the two years immediately preceding the year of termination and the timing of such termination, (iii) in the case of a termination by us without cause or by Mr. Solomon for good reason only, a lump sum cash payment in an amount equal to two and one-half times the sum of his base salary and the average annual bonus paid for the two years immediately preceding his termination, provided that the payment under clause (iii) will not be less than $3,250,000 and not more than $5,000,000, (iv) immediate vesting of all equity awards and unvested deferred compensation, and (v) a cash payment equal to 24 months’ COBRA premiums. In the event that Mr. Solomon breaches the restrictive covenants described below following a termination of his employment, he will be required to repay any payments or benefits received in connection with such termination.

•
With respect to each of Messrs. Holmes, Lasota and Littman, each of their respective agreement provides that, if the applicable executive’s employment is terminated by us without cause (including a decision by us not to renew the employment agreement upon the expiration of the then-current term), by the executive for good reason, or as a result of the executive’s death or “disability” (as such terms are defined in the agreements), each executive will, subject to his execution of a general release in our favor, be entitled to the following: (i) any unpaid annual bonus with respect to the previous completed fiscal year, (ii) a prorated annual bonus for the fiscal year of termination, calculated based on the average bonus paid for the two years immediately preceding the year of termination and the timing of such termination, (iii) in the case of a termination by us without cause or by the executive for good reason only, a lump sum cash payment in an amount equal to one and one-half times the average amount of compensation reflected on the executive’s Form W-2 from the Company for the two years immediately preceding his termination, provided that the payment under clause (iii) will not be more than $1,500,000, and provided further, that if such termination occurs in connection with or following a change in control (as defined in the agreement), instead of the lump sum cash payment described above, the executive shall be entitled to a lump sum cash payment in an amount equal to two and one-half times the average amount of compensation reflected on the executive’s Form W-2 from the Company for the two years immediately preceding such termination, provided that such lump sum cash payment will not be more than $2,500,000, (iv) immediate vesting of all equity awards and unvested deferred compensation, and (v) a cash payment equal to 24 months’ COBRA premiums. In the event that the executive breaches the restrictive covenants described below following a termination of his employment, he will be required to repay any payments or benefits received in connection with such termination.

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

•
Customary confidentiality and invention assignment covenants, as well as an indefinite mutual non-disparagement covenant. In addition, these executives have agreed not to compete with, or solicit customers or employees of, the Company during the term of the employment agreement and for a period of 180 days for Mr. Solomon and 120 days for Messrs. Holmes, Lasota and Littman.

2010 Equity and Incentive Plan

Effective as of June 7, 2010, the Company adopted the 2010 Equity and Incentive Plan (the “2010 Plan”).

The 2010 Plan initially reserved 1,875,000 shares of Class A common stock for delivery to participants and their beneficiaries under the 2010 Plan, subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off, or other similar change in capitalization or event. Additionally, commencing on January 1, 2011 and on the first day of each fiscal year of the Company thereafter during the term of the 2010 Plan, additional shares of Class A common stock representing seven and one-half percent (7.5%) of our shares of Class A common stock outstanding on such date, less shares then available for issuance under the 2010 Plan, will automatically become available for grant or settlement of awards. Shares delivered under the 2010 Plan may be either treasury shares or newly issued shares. For purposes of determining the remaining ordinary shares available for grant under the 2010 Plan, if any shares subject to an award are forfeited, cancelled, exchanged, or surrendered, or if an award terminates or expires without a distribution of shares, those shares will again be available for issuance under the 2010 Plan. However, shares of stock that are exchanged by a grantee or withheld by us as full or partial payment in connection with any award under the 2010 Plan, as well as any shares of stock exchanged by a grantee or withheld by us to satisfy the tax withholding obligations related to any award under the 2010 Plan, will not be available for subsequent awards under the 2010 Plan.

The 2010 Plan provides that generally, unless otherwise determined by the Compensation Committee or as set forth in an award or employment agreement, in the event of a change in control (as defined in the 2010 Plan), all outstanding awards shall become fully vested and exercisable and all restrictions, forfeiture conditions or deferral periods on any outstanding awards shall immediately lapse, and payment under any awards shall become due. The Compensation Committee has determined that all awards to our named executive officers under the 2010 Plan will vest on a double-trigger basis in the event of a change in control.

Outstanding Equity Awards at 2017 Fiscal Year End
The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2017.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(1)
Jeffrey M. Solomon
2013 RSU Award(2)	—	—	—	—	25,885	353,330	—	—
2014 RSU Award(3)	—	—	—	—	46,416	633,578	—	—
2015 RSU Award(4)	—	—	—	—	104,240	1,422,876	—	—
2015 PSA Award(5)	—	—	—	—	—	—	35,000	477,500
2016 RSU Award6)					22,083	301,433
2016 Incentive Award(7)					30,435	415,438
Stephen A. Lasota
2012 SAR Award(8)	—	25,000	$11.60	3/15/2018	—	—	—	—
2013 RSU Award((2)	—	—	—	—	4,168	56,893	—	—
2014 RSU July Award(9)	—	—	—	—	10,000	136,500	—	—
2014 RSU Award(3)	—	—	—	—	9,286	126,754	—	—
2015 RSU Award(4)	—	—	—	—	15,581	212,681	—	—
2015 PSA Award(5)	—	—	—	—	—	—	30,000	409,500
2016 RSU Award(6)					13,005	177,518
2016 Incentive Award(7)					13,100	178,815
John Holmes
2012 SAR Award(8)	—	25,000	$11.60	3/15/2018	—	—	—	—
2013 RSU Award((2)	—	—	—	—	4,168	56,893	—	—
2014 RSU July Award(9)	—	—	—	—	10,000	136,500	—	—
2014 RSU Award(3)	—	—	—	—	9,286	126,754	—	—
2015 RSU Award(4)	—	—	—	—	15,581	212,681	—	—
2015 PSA Award(5)	—	—	—	—	—	—	30,000	409,500
2016 RSU Award(6)					13,005	177,518
2016 Incentive Award(7)					13,100	178,815
Owen S. Littman
2012 SAR Award(8)	—	25,000	$11.60	3/15/2018	—	—	—	—
2013 RSU Award((2)	—	—	—	—	4,168	56,893	—	—
2014 RSU July Award(9)	—	—	—	—	10,000	136,500	—	—
2014 RSU Award(3)	—	—	—	—	9,286	126,754	—	—
2015 RSU Award(4)	—	—	—	—	15,581	212,681	—	—
2015 PSA Award(5)	—	—	—	—	—	—	30,000	409,500
2016 RSU Award(6)					13,005	177,518
2016 Incentive Award(7)					13,100	178,815
Peter A. Cohen
2015 PSA Award(5)	—	—	—	—	—	—	35,000	477,500

(1)	The values in the column are based on the $13.65 closing price of our Class A common stock on the NASDAQ Global Select Market on December 29, 2017.

(2)	RSUs awarded on February 28, 2014 vest with respect to 10% on May 15, 2015, 30% on May 15, 2016, 30% on May 15, 2017 and 30% on May 15, 2018.

(3)	RSUs awarded on March 19, 2015 vest with respect to 25% on March 10, 2016, 25% on March 10, 2017, 25% on March 10, 2018 and 25% on March 10, 2019.

(4)	RSUs awarded on February 24, 2016 vest with respect to 25% on March 10, 2017, 25% on March 10, 2018, 25% on March 10, 2019 and 25% on March 10, 2020.

(5)
PSAs awarded on March 15, 2016 will, to the extent earned, vest with respect to 33⅓% on March 8, 2019, 33⅓% on March 10, 2020 and 33⅓% on December 31, 2020. These PSAs are scheduled to vest in three tranches based on the attainment of AROE and relative TSR targets for the applicable performance period, subject to the named executive officer’s continued employment through the applicable vesting date. In accordance with SEC rules, the number of unearned PSAs is reported in the “Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested” column based on achieving threshold performance goals (i.e., 40% of target).

(6)	RSUs awarded on February 27, 2017 vest with respect to 15% on June 1, 2017, 10% on June 1, 2018, 25% on June 1, 2019, 25% on June 1, 2020 and 25% on June 1, 2021.

(7)	RSUs awarded on February 27, 2017 will vest on March 10, 2021.

(8)	Stock appreciation rights (“SARs”) awarded on March 15, 2013 will vest on March 15, 2018.

(9)	RSUs awarded on July 28, 2014 will vest on June 10, 2019.

Option Exercises and Stock Vested
The following table sets forth certain information concerning stock vested during the year ended December 31, 2017. No stock options were exercised by any of the named executive officers in 2017.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
Jeffrey M. Solomon	130,715	1,868,806
Stephen A. Lasota	25,877	372,762
John Holmes	25,877	372,762
Owen S. Littman	25,877	372,762
Peter A. Cohen(2)	349,727	4,913,517

(1)
The value realized upon vesting of the stock awards is based on the $13.40 closing sale price of our Class A common stock on March 10, 2017, the $15.00 closing sale price of our Class A common stock on May 15, 2017, the $15.15 closing sale price of our Class A common stock on June 1, 2017 and the closing sale price of our Class A common stock on December 27, 2017, the applicable vesting dates of the awards.

(2)	Under the terms of the Transition Agreement, 251,127 stock awards vested on December 27, 2017 in connection with Mr. Cohen’s resignation as Chief Executive Officer.

Potential Payments Upon Termination or Change in Control

Pursuant to the employment agreements with our named executive officers, upon certain terminations of employment or a change in control of the Company, our named executive officers are entitled to certain payments of compensation and benefits as described above under “Narrative Disclosure Relating to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements.” The table below reflects the amount of compensation and benefits that would have been payable to each named executive officer in the event that the named executive officer had experienced the following events as of December 31, 2017: (i) a termination for cause or resignation, or voluntary termination, (ii) involuntary termination, (iii) an involuntary termination that occurs in connection with a change in control, (iv) termination by reason of an executive’s death, or (v) termination by reason of an executive’s disability.

			Triggering Events
Name	Type of Payment	Voluntary Termination ($)	Involuntary Termination ($)	Involuntary Termination in Connection with a Change in Control(4)(5) ($)	Death ($)	Disability ($)
Jeffrey M. Solomon	Cash Severance(1)	—	10,828,060	10,828,060	5,828,060	5,828,060
	Equity Acceleraton(2)	—	4,321,030	4,321,030	4,321,030	4,321,030
	Total	—	15,149,090	15,149,090	10,149,090	10,149,090
Stephen A. Lasota	Cash Severance(3)	—	3,371,883	4,371,883	1,871,883	1,871,833
	Equity Acceleration(2)	—	1,964,161	1,964,161	1,964,161	1,964,161
	Total	—	5,336,044	6,336,044	3,836,044	3,836,044
John Holmes	Cash Severance(3)	—	3,379,872	4,371,883	1,898,751	1,898,751
	Equity Acceleration(2)	—	1,964,161	1,964,161	1,964,131	1,964,131
	Total	—	5,344,033	6,336,044	3,862,882	3,862,882
Owen S. Littman	Cash Severance(3)	—	3,371,883	4,371,883	1,871,883	1,871,883
	Equity Acceleration(2)	—	1,964,161	1,964,161	1,964,161	1,964,161
	Total	—	5,336,044	6,336,044	3,836,044	3,836,044
Peter A. Cohen	Equity Acceleration(6)	—	1,194,375	1,194,375	1,194,375	1,194,375
	Total	—	1,194,375	1,194,375	1,194,375	1,194,375

(1)
Includes the value of a cash payment equal to the sum of  (i) the average of Mr. Solomon’s 2015 and 2016 annual bonus, comprised of cash bonus, deferred cash and deferred equity ($3,676,250), (ii) two and one-half times the sum of Mr. Solomon’s 2016 base salary ($950,000) and the average of Mr. Solomon’s 2015 and 2016 annual bonus (subject to a $3.25 million minimum and a $5 million limit), (iii) a cash payment equal to 24 months of COBRA premiums, and (iv) the value of acceleration of unvested deferred cash compensation ($2,103,154, including interest accrued through December 31, 2017), which is payable to Mr. Solomon pursuant to the terms of his employment agreement. Mr. Solomon is not entitled to enhanced cash severance payments if his employment is involuntarily terminated in connection with or following a change in control. Had Mr. Solomon experienced a termination by reason of death or disability, he would have been entitled to a cash payment equal to the sum of the amounts described under clauses (i), (iii), and (iv) above.

(2)
Includes the value of acceleration of all unvested shares of restricted stock and all performance share, PSA and SARs awards, based on a per share price of  $13.65 per share, which was the closing price of our Class A common stock on the NASDAQ Global Select Market on December 29, 2017. Pursuant to their employment agreements and the applicable award agreements, the executives are entitled to immediate vesting of outstanding equity awards upon an involuntary termination or a termination by reason of death or disability, except for the PSAs granted in March 2016, which will, upon an involuntary termination, remain outstanding until the completion of the applicable performance period without regard to the continued service requirement and will vest based on the actual level of the attainment of the applicable performance goals. For reporting purposes, target level performance was assumed. In addition, pursuant to the terms of the applicable award agreements, unvested equity awards will vest in the event that a change in control occurs and, following such change in control, the executive’s compensation or job responsibilities are reduced materially or the equity securities of the Company cease to trade on a national securities exchange, except for the PSAs granted in March 2016, which will vest based on the target level of the applicable performance goals, subject to the named executive officer’s continued employment through the applicable vesting date.

(3)
Includes the value of a cash payment equal to the sum of  (i) the average of the 2015 and 2016 annual bonus comprised of cash bonus, deferred cash and deferred equity ($1,250,000) for Messrs. Lasota, Holmes and Littman), (ii) one and one-half times the average of 2015 and 2016 compensation for each of Mr. Lasota, Mr. Holmes and Mr. Littman as reported on Form W-2 (subject to a $1.5 million limit), (iii) a cash payment equal to 24 months of COBRA premiums ($49,983 for Mr. Lasota, $49,983 for Mr. Littman and $57,972 for Mr. Holmes), and (iv) the value of acceleration of unvested deferred cash compensation ($571,900) for each of Mr. Lasota, Mr. Holmes and Mr. Littman, including interest accrued through December 31, 2017), which is payable to Messrs. Holmes, Lasota and Littman pursuant to the terms of their employment agreements. Had Mr. Holmes, Lasota or Mr. Littman experienced a termination by reason of death or disability, each executive would have been entitled to a cash payment equal to the sum of the amounts described under clauses (i), (iii), and (iv) above.

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

(5)
Under the employment agreements with Messrs. Solomon, Lasota, Holmes and Littman, severance payable following a change in control would have been subject to a so-called “modified golden parachute cutback” provision pursuant to which “excess parachute payments” would be reduced to the extent such reduction would result in greater after-tax benefits.

(6)
Includes the value of acceleration of unvested PSA awards, based on a price of  $13.65 per share, which was the closing price of our Class A common stock on the NASDAQ Global Select Market on December 29, 2017. The PSAs were granted in March 2016 will, upon an involuntary termination, remain outstanding until the completion of the applicable performance period without regard to the continued service requirement and will vest based on the actual level of the attainment of the applicable performance goals. For reporting purposes, target level performance was assumed.

PAY RATIO

Pursuant to Item 402(u) of Regulation S-K, presented below is the ratio of annual total compensation of Mr. Solomon, our Chief Executive Officer as of December 31, 2017, to the median annual total compensation of all our employees (excluding our Chief Executive Officer).
To determine the median annual total compensation of all our employees (excluding our Chief Executive Officer), a median employee was identified from the population of our 1,130 employees as of December 31, 2017. We did not include independent contractors in our determination.
In order to identify our median employee, we ranked each of our employees (other than our Chief Executive Officer) based on 2017 awarded compensation. For this purpose, 2017 awarded compensation was composed of each employee’s (i) salary earned during 2017, (ii) annual cash bonus paid in respect of 2017 performance, (iii) deferred cash awards granted in respect of 2017 performance and (iv) and RSUs granted in respect of 2017 performance. This same methodology was used to reflect compensation in respect of 2017 for each of our named executive officers in the table under “Compensation Program and Payments “ above and, as noted in the text preceding the table, reflects compensation for 2017 performance in the manner it was considered by our Compensation Committee. In determining 2017 awarded compensation, we did not apply any cost-of-living adjustments or annualize any partial-year compensation.
Once we identified the median employee, we determined that individual’s annual total compensation in accordance with the requirements for determining total compensation in the Summary Compensation Table.
The 2017 annual total compensation for Mr. Solomon, our Chief Executive Officer, as reported in the Summary Compensation Table in this Form 10-K, was $3,388,582. The 2017 annual total compensation for our median employee, determined in accordance with the requirements for determining total compensation in the Summary Compensation Table, was $200,000. The ratio of our Chief Executive Officer’s annual total compensation to the annual total compensation of our median employee for 2017 is 17 to 1. We believe that this ratio represents a reasonable estimate calculated in a manner consistent with Item 402(u).
The information disclosed in this section was developed and is provided solely to comply with specific, new legal requirements. We do not use this information in managing our Company. We do not believe this information provides stockholders with a useful mechanism for evaluating our management’s effectiveness, operating results, or business prospects, nor for comparing our company with any other company in any meaningful respect.

COMPENSATION PROGRAM FOR NON-EMPLOYEE DIRECTORS FOR 2017

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2017.

Director Compensation Table

Director	Fees Earned Paid in Cash ($)	Stock Awards ($)(1)	Total
Katherine E. Dietze	100,000	100,000	200,000
Steven Kotler	90,000	90,000	180,000
Jerome S. Markowitz(2)	—	230,000	230,000
Jack H. Nusbaum(2)	—	175,000	175,000
Douglas A. Rediker	87,500	87,500	175,000
Joseph R. Wright(2)	—	175,000	175,000

(1)
Represents the aggregate grant date fair value calculated in accordance with generally accepted accounting principles, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to awards made, refer to the Company’s Share-Based Compensation and Employee Ownership Plans Note in its financial statements included in its Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 6, 2018. As of December 31, 2017, all outstanding stock awards held by our directors are fully vested.

(2)
In 2017, Messrs. Markowitz, Nusbaum and Wright elected to receive 100% of their director compensation in RSUs. Please see “Narrative Disclosure Relating to Director Compensation Table” below for additional information regarding non-employee director compensation in 2017.

Narrative Disclosure Relating to Director Compensation Table

In 2017, each of our non-employee directors received annual compensation of $175,000. Our lead director, Mr. Markowitz, received additional compensation of $50,000. The Chair of each of the Compensation Committee, Mr. Markowitz, and the Nominating and Corporate Governance Committee, Mr. Kotler, received additional compensation of $5,000 per annum and the Chair of the Audit Committee, Ms. Dietze, received additional compensation of $25,000 per annum. For 2017, a minimum of 50% of a director’s compensation was paid in the form of RSUs. In addition, each director was entitled to elect to receive any amount in excess of 50% of 2017 compensation in the form of RSUs. The RSUs were valued using the volume-weighted average price for the 30-day period prior to our 2017 annual meeting of stockholders. RSUs are vested and not subject to forfeiture; however, except in the event of death, the underlying shares of Class A common stock will not be delivered to the holder for at least one year from the date of grant. These equity awards are intended to further align the interests of our directors with those of our stockholders. Directors who also are employed as executive officers of the Company receive no additional compensation for their service as a director.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of non-employee directors, none of whom has ever been an officer or employee of the Company and none of whom had any related person transaction involving the Company. None of our executive officers (1) served as a member of the board of directors or compensation committee of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (2) served as a member of the compensation committee of any other entity that had one or more of its executive officers serving as a member of our Board during 2017.

Tangible Book Value US GAAP Reconciliation

Select Balance Sheet Data

(Amounts in millions, except per share information)	Dec. 31,	Dec. 31,
	2017	2016

Cowen Inc. stockholders’ equity	$748.0	$772.7
Common equity (CE)	$646.7	$671.3
Tangible common equity (TCE)	$556.1	$584.9

Book value per share (CE/CSO)	$21.82	$25.11
Tangible book value per share (TCE/CSO)	$18.77	$21.88

Common shares outstanding (CSO)	29.6	26.7

Reconciliation of GAAP Cowen Inc. stockholders’ equity to tangible common equity:

Cowen Inc. stockholders’ equity	$748.0	$772.7
Less:
Preferred stock	101.3	101.3
Common equity (CE)	$646.7	$671.3

Less:
Goodwill & intangibles	90.6	86.4
Tangible common equity (TCE)	$556.1	$584.9

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Directors, Nominees and Executive Officers

The following table shows how many shares of our Class A common stock were beneficially owned as of April 27, 2018, by each of our directors and named executive officers and by all of our directors and named executive officers as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment power with respect to the shares owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Peter A. Cohen	803,875	2.7%
Katherine E. Dietze	12,007(1)	*
Steven Kotler	2,500(2)	*
Jerome S. Markowitz	129,301(3)	*
Jack H. Nusbaum	77,396(4)	*
Douglas A. Rediker	—(5)	*
Jeffrey M. Solomon	405,186	1.4%
Joseph R. Wright	25,804(6)	*
John Holmes	58,939	*
Stephen A. Lasota	123,821	*
Owen S. Littman	84,610	*
All directors and executive officers as a group (11 persons)	1,723,439	5.8%

*	corresponds to less than 1% of Cowen Inc. Class A common stock.

(1)	The amount presented does not include 41,257 fully-vested RSUs that will be delivered to Ms. Dietze upon her retirement from the Board.

(2)	The amount presented does not include 40,606 fully-vested RSUs that will be delivered to Mr. Kotler upon his retirement from the Board.

(3)	The amount presented does not include 15,160 fully-vested RSUs that will be delivered to Mr. Markowitz upon the one-year anniversary of the grant date.

(4)	The amount presented does not include 11,534 fully-vested RSUs that will be delivered to Mr. Nusbaum upon the one-year anniversary of the grant date.

(5)	The amount presented does not include 16,252 fully-vested RSUs that will be delivered to Mr. Rediker upon his retirement from the Board.

(6)	The amount presented does not include 67,155 fully-vested RSUs that will be delivered to Mr. Wright upon his retirement from the Board.

Beneficial Owners of More than Five Percent of Our Class A Common Stock

Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as of April 27, 2018, the persons known by us to be beneficial owners of more than 5% of our Class A common stock were as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
FMR LLC(1)	2,324,081	7.87%
245 Summer Street
Boston, MA 02210

Ariel Investments, LLC(2)	2,129,096	7.21%
200 E. Randolph Street
Suite 2900
Chicago, IL 60601

BlackRock, Inc.(3)	2,002,520	6.78%
55 East 52nd Street
New York, NY 10055

Zazove Associates, LLC(4)	1,840,785	6.24%
1001 Tahoe Boulevard
Incline Village, NV 89451

Arbiter Partners QP, LP(5)	1,579,608	5.35%
530 Fifth Avenue, 20th Floor
New York, NY 10036

(1)
This information is based on a Schedule 13G filed with the SEC on February 13, 2018 by FMR LLC. FMR reported that it has sole voting power as to 1,265,007 shares and sole dispositive power as to 2,324,081 shares.

(2)
This information is based on a Schedule 13G filed with the SEC on February 13, 2018 by Ariel Investments, LLC. Ariel reported that it has sole voting power as to 1,809,351 shares and sole dispositive power as to 2,129,096 shares.

(3)
This information is based on a Schedule 13G filed with SEC on January 29, 2018 by BlackRock, Inc. The beneficial ownership indicated above represents the aggregate beneficial ownership of BlackRock, Inc., and its subsidiaries, BlackRock (Netherlands) B.V., BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management, LLC.

(4)	This information is based on a Schedule 13G filed with the SEC on February 8, 2018 by Zazove Associates, LLC.

(5)
This information is based on a Schedule 13G filed with the SEC on February 12, 2018 by Arbiter Partners QP, LP (“Arbiter”). Arbiter reported that it has sole voting and dispositive power as to 1,549,608 shares and shared voting and dispositive power as to 1,579,608 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2017, the number of shares of our common stock to be issued upon exercise of outstanding options granted under our 2010, 2007 and 2006 Equity and Incentive Plans, the weighted-average exercise price of such options, and the number of shares remaining available for future issuance under the plans for all awards as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by security holders	---	----	None
Equity compensation plans not approved by security holders	None	N/A	None

(1)
This number is based on the 15,900,549 shares authorized for issuance under the Company’s Equity and Incentive Plans as of December 31, 2017. Commencing on January 1, 2011 and on the first day of each fiscal year of the Company thereafter during the term of the 2010 Plan, additional shares of Class A common stock representing 7.5% of our shares of Class A common stock outstanding on such date, less shares then available for issuance under the 2010 Plan, will automatically become available for grant or settlement of awards. As a result, on January 1, 2018, 2,222,402 were added to the shares available under the 2010 Plan to bring the total equal to 7.5% of the Company’s outstanding shares of stock. As of March 31, 2018, we had 346,836 shares remaining under the equity plans, which exclude shares reserved for issuance based on certain performance criteria in existing agreements.

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

Messrs. Cohen and Solomon cannot be considered independent directors under NASDAQ Stock Market rules because Mr. Cohen was employed as our Chief Executive Officer until December 2017 and Mr. Solomon currently serves as our Chief Executive Officer. Therefore, the Board has determined that six of our eight director nominees are independent.

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

Employment Arrangements

Andrew Cohen, the son of Peter A. Cohen, is a Managing Director of Ramius, and earned approximately $1,724,559 in 2017, which amount includes Andrew Cohen’s base salary, cash bonus paid in 2017 relating to 2016 performance and approximately $864,559 of deferred cash awards and RSUs granted in prior years that vested during 2017. Kyle Solomon, the brother of Jeffrey M. Solomon, is a Managing Director of Cowen and Company and earned approximately $871,587 in 2017, which amount includes Kyle Solomon’s base salary, cash bonus paid in 2017 relating to 2016 performance and approximately $261,587 of deferred cash awards and RSUs granted in prior years that vested during 2017.

Review and Approval of Transactions with Related Persons

To minimize actual and perceived conflicts of interests, the Board has adopted a written policy governing transactions in which the Company is a participant, the aggregate amount involved is reasonably expected to exceed $120,000, and any of the following persons has or may have a direct or indirect material interest in the transaction: (a) our executive officers, directors (including nominees) and certain other highly compensated employees, (b) stockholders who own more than 5% of our Class A common stock, and (c) any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law or person (other than a tenant or employee) sharing the same household of any person described in (a) or (b) above. These transactions will be considered “related person transactions.”

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

Item 14. Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees and Other Matters
The following table presents the aggregate fees billed for services rendered by KPMG LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2017 and PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the fiscal year ended December 31, 2016.

	2017	2016
Audit Fees(1)	$3,513,580	$4,007,540
Audit-Related Fees(2)	143,750	256,988
Tax Fees(3)	244,785	710,935
Total	$3,902,115	$4,975,463

(1)
Audit fees for the year ended December 31, 2017 reflect audit fees incurred for the Cowen Inc. integrated audit and quarterly reviews as well as the financial statement audits of its consolidated subsidiaries.

(2)
Audit-Related Fees reflect fees for procedures performed in connection with the fourth quarter 2017 comfort letters prepared in connection with the debt issuance completed by the Company during the fourth quarter of 2017.

(3)	Tax fees reflect tax compliance and tax advisory services.

KPMG LLP also provided services to entities affiliated with Cowen Inc. that were billed directly to those entities and, accordingly, were not included in the amounts disclosed above.  These amounts included $945,000 for the audits of private equity funds, hedge funds and other fund structures within the Cowen Investment Management segment for the year ended December 31, 2017.  The comparative amount paid to PwC for the year ended December 31, 2016 was $1,394,434.

Auditor Services Pre-Approval Policy

The Audit Committee has adopted an Audit Committee Policy Regarding Outside Auditor Services which includes a pre-approval policy that applies to services performed for the Company by our independent registered public accounting firm. In accordance with this policy, we may not engage our independent registered public accounting firm to render any audit or non-audit service unless the service was approved in advance by the Audit Committee or the engagement is entered into pursuant to the pre-approval policies and procedures described below. However, no pre-approval is required with respect to services (other than audit, review or attest services) if  (i) the aggregate amount of all such services is no more than 5% of the total amount paid by us to the independent registered public accounting firm during the fiscal year in which the services are provided, (ii) such services were not recognized at the time of engagement to be non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and approved by either the Audit Committee or the Chair of the Audit Committee prior to completion of the audit. During the 2017 fiscal year, no fees were approved by the Audit Committee pursuant to this exemption.

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

COWEN INC.

By: _/s/ Jeffrey M. Solomon________________________
Name: Jeffrey M. Solomon
Title: Chief Executive Officer

Dated: April 30, 2018