Form 10-Q
period 2018-03-31
COWEN INC.
filed 2018-04-30
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
As of April 27, 2018, there were 29,517,261 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended March 31, 2018.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2018 and 2017. The Consolidated Financial Statements as of December 31, 2017 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
Assets	As of March 31, 2018	As of December 31, 2017
Cash and cash equivalents	$117,680	$130,052
Cash collateral pledged	14,786	17,888
Segregated cash	131,444	116,268
Securities owned, at fair value	543,740	673,221
Receivable on derivative contracts, at fair value	34,913	69,177
Securities borrowed	598,090	443,148
Other investments	157,293	141,548
Deposits with clearing organizations, brokers and banks	101,399	93,996
Receivable from brokers, dealers and clearing organizations	562,341	508,178
Receivable from customers, net of allowance of $570 and $1,550, respectively	45,966	49,891
Fees receivable, net of allowance of $1,916 and $1,736, respectively	136,541	111,784
Due from related parties	30,400	34,814
Fixed assets, net of accumulated depreciation and amortization of $29,982 and $28,355, respectively	39,827	40,496
Goodwill	60,678	60,678
Intangible assets, net of accumulated amortization of $34,487 and $33,081, respectively	28,550	29,955
Deferred tax asset, net	109,208	116,323
Other assets	81,667	88,268
Consolidated Funds
Cash and cash equivalents	3,666	21,988
Securities owned, at fair value	107,482	165,916
Receivable on derivative contracts, at fair value	1,866	2,520
Other investments	376,886	374,111
Receivable from brokers	3,913	5,644
Other assets	260	388
Total Assets	$3,288,596	$3,296,252
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$261,586	$342,527
Payable for derivative contracts, at fair value	48,875	42,750
Securities loaned	462,854	456,831
Payables to brokers, dealers and clearing organizations	247,621	252,153
Payable to customers	412,646	352,467
Commission management payable	79,805	70,451
Compensation payable	85,675	150,206
Notes payable and other debt	260,244	173,458
Convertible debt	142,962	141,502
Fees payable	19,230	8,047
Due to related parties	544	570
Accounts payable, accrued expenses and other liabilities	110,536	96,533
Consolidated Funds
Payable for derivative contracts, at fair value	1,980	7,130
Payable to brokers	1,616	751
Contributions received in advance	670	—
Capital withdrawals payable	511	11,931
Accounts payable, accrued expenses and other liabilities	128	322
Total Liabilities	$2,137,483	$2,107,629

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of March 31, 2018	As of December 31, 2017
(continued)
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests	$392,326	$440,604
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of March 31, 2018 (aggregate liquidation preference of $120,750,000) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of as of December 31, 2017 (aggregate liquidation preference of $120,750,000), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 42,646,328 shares issued and 29,517,218 outstanding as of March 31, 2018 and 62,500,000 shares authorized, 41,765,296 shares issued and 29,632,020 outstanding as of December 31, 2017, respectively (including 191,962 restricted shares, respectively)	324	324
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,014,904	1,004,664
(Accumulated deficit) retained earnings	(55,520)	(70,116)
Accumulated other comprehensive income (loss)	(7)	(8)
Less: Class A common stock held in treasury, at cost, 13,129,110 and 12,133,276 shares, respectively	(200,915)	(186,846)
Total Stockholders' Equity	$758,787	$748,019
Total Liabilities and Stockholders' Equity	$3,288,596	$3,296,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (dollars in thousands, except per share data) (unaudited)
	Three Months Ended March 31,
	2018	2017
Revenues
Investment banking	$97,988	$36,553
Brokerage	105,733	50,534
Management fees	7,417	8,708
Incentive income	16	546
Interest and dividends	25,954	5,089
Reimbursement from affiliates	377	1,652
Aircraft lease revenue	715	1,059
Reinsurance premiums	8,647	7,089
Other revenues	1,336	1,400
Consolidated Funds
Interest and dividends	3,196	1,994
Other revenues	5	347
Total revenues	251,384	114,971
Expenses
Employee compensation and benefits	135,140	76,673
Floor brokerage and trade execution	30,198	8,323
Underwriting expenses	4,063	—
Interest and dividends	24,540	9,930
Professional, advisory and other fees	7,024	5,816
Service fees	5,195	2,616
Communications	7,566	4,760
Occupancy and equipment	9,861	7,063
Depreciation and amortization	3,225	3,028
Client services and business development	8,231	7,762
Reinsurance claims, commissions and amortization of deferred acquisition costs	8,731	6,178
Other expenses	4,081	3,261
Consolidated Funds
Interest and dividends	1,911	3,983
Professional, advisory and other fees	212	392
Floor brokerage and trade execution	64	109
Other expenses	244	479
Total expenses	250,286	140,373
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	15,969	26,056
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	15,736	9,578
Net realized and unrealized gains (losses) on derivatives	2,475	3,865
Net gains (losses) on foreign currency transactions	(346)	(97)
Total other income (loss)	33,834	39,402
Income (loss) before income taxes	34,932	14,000
Income tax expense (benefit)	6,923	1,911
Net income (loss)	28,009	12,089
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	11,156	9,105
Net income (loss) attributable to Cowen Inc.	16,853	2,984
Preferred stock dividends	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$15,155	$1,286

Cowen Inc. Condensed Consolidated Statements of Operations (dollars in thousands, except per share data) (unaudited)
	Three Months Ended March 31,
	2018	2017
(continued)
Weighted average common shares outstanding:
Basic	29,625	27,061
Diluted	30,492	28,401
Earnings (loss) per share:
Basic	$0.51	$0.05
Diluted	$0.50	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Net income (loss)		$28,009		$12,089
Other comprehensive income (loss), net of tax:
Foreign currency translation	1		(2)
Total other comprehensive income (loss), net of tax		1		(2)
Comprehensive income (loss)		$28,010		$12,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2017	29,632,020	$324	120,750	$1	$(186,846)	$1,004,664	$(8)	$(70,116)	$748,019	$440,604
Cumulative effect of the adoption of the new revenue recognition standard (See Note 3)								(559)	(559)
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	16,853	16,853	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	11,156
Foreign currency translation	—	—	—	—	—	—	1	—	1	—
Capital contributions	—	—	—	—	—	—	—	—	—	8,259
Capital withdrawals	—	—	—	—	—	—	—	—	—	(35,134)
Deconsolidation of entity	—	—	—	—	—	—		—	—	(32,559)
Restricted stock awards issued	881,032	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(995,834)	—	—	—	(14,069)	—	—	—	(14,069)	—
Preferred stock dividends (See Note 18)	—	—	—	—	—	—	—	(1,698)	(1,698)	—
Amortization of share based compensation	—	—	—	—	—	10,240	—	—	10,240	—
Balance, March 31, 2018	29,517,218	$324	120,750	$1	$(200,915)	$1,014,904	$(7)	$(55,520)	$758,787	$392,326

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2016	26,731,289	$292	120,750	$1	$(153,845)	$928,646	$(2)	$(2,442)	$772,650	$379,205
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	2,984	2,984
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds										9,105
Foreign currency translation	—	—	—	—	—	—	(2)	—	(2)	—
Capital contributions	—	—	—	—	—	—	—	—	—	16,099
Capital withdrawals	—	—	—	—	—	—	—	—	—	(10,277)
Restricted stock awards issued	909,442	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(328,238)	—	—	—	(4,455)	—	—	—	(4,455)	—
Preferred stock dividends (See Note 18)	—	—	—	—	—	—	—	(1,698)	(1,698)	—
Amortization of share based compensation	—	—	—	—	—	8,779	—	—	8,779	—
Balance, March 31, 2017	27,312,493	$292	120,750	$1	$(158,300)	$937,425	$(4)	$(1,156)	$778,258	$394,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$28,009	$12,089
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,225	3,028
Amortization of debt issuance costs	322	304
Amortization of debt discount	1,442	1,840
Share-based compensation	10,241	8,779
Deferred tax benefit	7,115	1,782
Deferred rent obligations	(888)	(225)
Purchases of securities owned, at fair value	(1,943,349)	(1,215,330)
Proceeds from sales of securities owned, at fair value	2,060,263	1,324,115
Proceeds from sales of securities sold, not yet purchased, at fair value	1,276,205	710,012
Payments to cover securities sold, not yet purchased, at fair value	(1,386,253)	(673,243)
Net (gains) losses on securities, derivatives and other investments	(7,924)	(33,493)
Consolidated Funds
Purchases of securities owned, at fair value	(148,548)	(63,563)
Proceeds from sales of securities owned, at fair value	175,010	55,704
Proceeds from sales of securities sold, not yet purchased, at fair value	—	217
Payments to cover securities sold, not yet purchased, at fair value	—	(899)
Purchases of other investments	(81)	(8,578)
Proceeds from sales of other investments	4,774	14,788
Net realized and unrealized (gains) losses on investments and other transactions	(18,304)	(11,138)
(Increase) decrease in operating assets:
Cash acquired through acquisition	—	—
Securities owned, at fair value, held at broker-dealer	13,197	(30,255)
Receivable on derivative contracts, at fair value	34,265	4,764
Securities borrowed	(154,942)	—
Deposits with clearing organizations, brokers and banks	(7,403)	(4,048)
Receivable from brokers, dealers and clearing organizations	(54,163)	(71,737)
Receivable from customers, net of allowance	3,925	—
Fees receivable, net of allowance	(30,996)	(4,042)
Due from related parties	4,874	(3,163)
Other assets	8,062	(20,199)
Consolidated Funds
Cash and cash equivalents	18,322	7,468
Receivable on derivative contracts, at fair value	654	(16)
Receivable from brokers	1,731	(3,311)
Other assets	(58)	(7)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	40,622	22,772
Payable for derivative contracts, at fair value	6,125	(6,619)
Securities loaned	6,023	—
Payable to brokers, dealers and clearing organizations	(4,532)	(85,858)
Payable to customers	60,179	70,480
Commission management payable	9,354	1,229
Compensation payable	(69,441)	(70,745)
Fees payable	11,183	4,604
Due to related parties	(26)	—
Accounts payable, accrued expenses and other liabilities	13,193	13,234
(continued)

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Three Months Ended March 31,
	2018	2017
(continued)
Consolidated Funds
Contributions received in advance	$670	$(2,048)
Payable to brokers	865	(1,950)
Payable for derivative contracts, at fair value	(5,150)	304
Due to related parties	—	(189)
Accounts payable, accrued expenses and other liabilities	73	(211)
Net cash provided by / (used in) operating activities	(35,506)	(53,354)
Cash flows from investing activities:
Purchases of other investments	(11,475)	(4,934)
Proceeds from sales of other investments	10,271	16,180
Loans issued	(3,050)	—
Proceeds from loans held for investment	10	1,200
Purchase of fixed assets	(1,151)	(150)
Net cash provided by / (used in) investing activities	(5,395)	12,296
Cash flows from financing activities:
Deferred debt issuance cost	(104)	—
Borrowings on notes and other debt	88,061	2,247
Repayments on notes and other debt	(1,475)	(1,504)
Purchase of treasury stock	(7,584)	—
Cash paid to acquire net assets (contingent liability payment)	—	(167)
Capital contributions by redeemable non-controlling interests in operating entities	200	—
Capital withdrawals to redeemable non-controlling interests in operating entities	(513)	(2,059)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	8,059	23,198
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(46,041)	(12,357)
Net cash provided by / (used in) financing activities	40,603	9,358
Change in cash and cash equivalents	(298)	(31,700)
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	264,208	125,355
Cash and equivalents at end of period:
Cash and cash equivalents	117,680	77,456
Cash collateral pledged	14,786	14,696
Segregated cash	131,444	1,503
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$263,910	$93,655

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 18)	$4,910	$4,455
Preferred stock dividends declared (See Note 18)	$1,698	$1,698
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Business
Cowen Inc. (formerly Cowen Group, Inc.), a Delaware corporation formed in 2009, is a diversified financial services firm which, together with its consolidated subsidiaries (collectively, “Cowen,” or the “Company”), operates through its two business segments: an investment management segment and an investment bank segment. The Company's investment management segment, includes private funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles. The Company's investment bank segment offers investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. The Company's primary target sectors are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation.
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
The acquisition was consummated effective as of June 1, 2017. The adjusted aggregate estimated purchase price was $98.0 million, which was determined based on closing date tangible book value of Convergex Group, less certain closing adjustments. Based on the closing date purchase price allocation, the fair value of the net identifiable assets acquired and liabilities assumed of $109.6 million exceeded the estimated purchase price of $98.0 million. As a result, the Company recognized a bargain purchase gain of $11.6 million during 2017 related to the acquisition. The bargain purchase gain was shown net of $4.7 million of associated tax.
Subsequent to the acquisition, certain of Convergex Group's businesses were integrated within the investment bank businesses of the Company and therefore they are included within their respective line items in the accompanying condensed consolidated statements of operations. The following table provides unaudited supplemental pro forma financial information for the three months ended March 31, 2017, as if the acquisition were completed as of January 1, 2017. This unaudited supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's financial results would have been had the acquisition been completed on January 1, 2017, nor does it purport to be indicative of any future results.

For the three months ended March 31, 2017
(dollars in thousands, except per share data)
(unaudited)
Revenues	$162,773
Net income (loss) attributable to Cowen Inc. stockholders	(7,899)

Net income (loss) per common share:
Basic	$(0.26)
Diluted	(0.26)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and, during 2017, incurred approximately $8.8 million of integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs. During the three months ended March 31, 2018, the Company continued to integrate the businesses acquired through Convergex Group and consolidated certain similar businesses.
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
In accordance with these standards, the Company consolidates five funds for which it acts (or acted) as the general partner and investment manager. As of or during the three months ended March 31, 2018 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Cowen Healthcare Investments Fund II LP ("Cowen Healthcare II") (through January 31, 2018 when it was deconsolidated upon the final closing of Cowen Healthcare II), and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

design of the VIE. As of March 31, 2018 and December 31, 2017, the total net assets of the consolidated VIEs were $425.0 million and $482.8 million, respectively. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
As of March 31, 2018 and December 31, 2017 the Company held variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) and Ramius Merger Master Fund Ltd ("Merger Master") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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
Other—If the Company does not consolidate an entity or apply the equity method of accounting, the Company accounts for such entities (primarily, all securities of such entity which are bought and held principally for the purpose of selling them in the near term as trading securities) in accordance with US GAAP, at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company's real estate investments are typically categorized as level 3 investments within the fair value hierarchy as management uses significant unobservable inputs in determining their estimated fair value.
See Notes 6 and 7 for further information regarding the Company's investments, including equity method investments and fair value measurements.

f.	Fees receivable
Fees related to security transactions are reported net of an allowance for doubtful accounts.  An allowance for doubtful accounts is taken on any commission receivables aged over 180 days.
Corporate finance and syndicate receivables, include receivables relating to the Company’s investment banking and advisory engagements net of allowance for doubtful accounts. The Company records this allowance for doubtful accounts on these receivables on a specific identification basis. The future collectability of the receivables is reviewed on a monthly basis based on the following factors: aging (usually if outstanding greater than 90 days), known financial stability of the paying company, as well as any other factors that might impact the collection of the outstanding fees.
Management and incentive fees are earned as the managing member, general partner and/or investment manager to the Company's funds and are recognized on an accrual basis when earned.

g.	Securities borrowed and securities loaned
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received on a gross basis. The related rebates are recorded in the accompanying condensed consolidated statements of operations as interest and dividends income and interest and dividends expense. Securities borrowed transactions require the Company to deposit cash collateral with the lender. With respect to securities loaned, the Company receives cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or returned, as necessary. Securities borrowed and loaned may also result in credit exposures for the Company in an event that the counterparties are unable to fulfill their contractual obligations. The Company minimizes its credit risk by continuously monitoring its credit exposure and collateral values by demanding additional or returning excess collateral in accordance with the netting provisions available in the master securities lending contracts in place with the counterparties.
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of financial condition. At March 31, 2018 and December 31, 2017, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.

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
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
j.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties acquired through business combinations in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of March 31, 2018 and December 31, 2017 is $11.9 million and $12.8 million, respectively.
k.    Revenue recognition
Effective January 1, 2018, the Company adopted ASC Topic 606 Revenue from Contracts with Customers ("ASC Topic 606"), as amended. The new revenue recognition guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The Company applied the modified retrospective method of adoption which resulted in a cumulative adjustment of $0.6 million to retained earnings as of January 1, 2018. Reported financial results for historic periods in were not restated and are reported under the accounting standards in effect during the historic period. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for discussions related to the Company's previous revenue recognition policies.
Our principle sources of revenue are derived from two segments: an investment management segment and an investment bank segment, as more fully described below. The new revenue recognition guidance does not apply to revenue associated with financial instruments, interest income and expense, leasing and insurance contracts. The following is a description of principal activities, separated by reportable segments, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 21.
Investment Management

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our investment management segment generates revenue through three principle sources: management fees, incentive income and investment income from the Company's own capital. The investment income was excluded from the new revenue recognition guidance, therefore there are no changes associated with the adoption of the new guidance.
Management fees
The Company earns management fees from affiliated private funds and certain managed accounts for which it serves as the investment manager; such fees are based on assets under management. The management fees are earned as the investment management services are provided and are not subject to reversals.
Several management companies of the private funds are owned jointly by the Company and third parties. Accordingly, the management fees generated by these funds are split between the Company and these third parties based on the proportionate ownership of the management company. Pursuant to US GAAP, these fees received by the management companies are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
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

•
HealthCare Royalty Partners. For HealthCare Royalty Partners main funds, during the investment period (as defined in the relevant partnership agreements), management fees are generally charged at an annual rate of 1% to 2% of committed capital. After the investment period, management fees for these funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the funds. For the other funds (and managed accounts) managed by HealthCare Royalty Partners, the management fees range from 0.2% to 1% and there is no adjustment based on an investment period. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

•	Cowen Trading Strategies. Advisory fees for the Company's collateral management advisory business are typically paid quarterly based on assets under management, generally subject to a minimum fee.
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts. The incentive income is either allocated to the Company or is charged to the funds in accordance with their respective investment management agreements. For the products the Company offers, incentive income earned is typically up to 20% for private funds (in certain cases on performance in excess of a benchmark) of the net profits earned for the full year that are attributable to each fee-paying investor.
With the adoption of ASC Topic 606, the Company has applied an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model as net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. The Company previously recognized these amounts as incentive income. This accounting change did not change the timing or amount of revenue recognized. Under the equity method of accounting the Company will recognize its allocations of incentive income or carried interest within net gains (losses) along with the allocations proportionate to the Company’s ownership interests in the funds.
The Company recognizes incentive income charged to the funds based on the net profits of the funds. The Company recognizes such incentive income when the fees are no longer subject to reversal or are crystalized. For a majority of the funds, the incentive fee crystallizes annually when the high-water mark for such funds is reset, which delays recognition of the incentive fee until year end.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to such investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.”
The management companies of the real estate funds and HealthCare Royalty Partners funds are private companies and therefore have not adopted the new revenue recognition guidance. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. With the adoption of ASC Topic 606, the Company will now recognize incentive income at the end of the performance period.
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
Investment Bank
Investment Banking
The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small- and mid-capitalization companies within the Company's Target Sectors.
Investment banking revenue consists of underwriting fees, strategic/financial advisory fees and placement and sales agent fees.

•
Underwriting fees. The Company earns underwriting fees in securities offerings in which the Company acts as an underwriter, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible security offerings. Fee revenue relating to underwriting commitments is recorded at the point in time when all significant items relating to the underwriting process have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of securities from the issuer; and (iii) the Company has been informed of the number of securities that it has been allotted.

Underwriting fees are recognized gross of transaction-related expenses, such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

•
Strategic/financial advisory fees. The Company's strategic advisory revenues include success fees earned in connection with advising companies, principally in mergers, acquisitions and restructuring transactions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues at the point in time, gross of related expenses, when the services for the transactions are completed under the terms of each assignment or engagement.

•
Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions, such as private placements of loans and debt and equity securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues (which may be in cash and/or securities) at the point in time when the services for the transactions are completed under the terms of each assignment or engagement. The Company records sales agent commissions on a trade-date basis.

Brokerage
Brokerage revenue consists of commissions, principal transactions, equity and credit research fees and trade conversion revenue.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

•
Commissions. Commission revenue includes fees from executing and clearing client transactions and commission sharing arrangements. These fees are recognized on a trade-date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as "soft dollar arrangements". Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. The costs of commission recapture arrangements are recorded on an accrual basis for each eligible trade and shown net of commission revenue. The Company recognizes the soft dollar and commission recapture revenue on a net basis where the Company acts as an agent and on a gross basis where the Company is deemed to be the principal. Commission revenue also includes fees from making algorithms available to clients.

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

•
Equity and credit research fees. Equity and credit research fees are paid to the Company for providing equity and credit research. Revenue is recognized once an arrangement exists and access to research has been provided.

•
Trade conversion revenue. Trade conversion revenue includes fees earned from converting foreign securities into an American Depository Receipt (“ADR”) and fees earned from converting an ADR into foreign securities on behalf of customers, and margins earned from facilitating customer foreign exchange transactions. Trade conversion revenue is recognized on a trade-date basis.

Investment Income
Investment income earned by the investment management and investment bank segments are earned from investing the Company's capital in various strategies and from investments in private capital raising transactions of its investment banking clients.
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
Reimbursement from affiliates
The Company allocates, at its discretion, certain expenses incurred on behalf of its private fund and real estate businesses. These expenses relate to the administration of such subsidiaries and assets that the Company manages for its funds. In addition, pursuant to the funds' offering documents, the Company charges certain allowable expenses to the funds, including charges and personnel costs for legal, compliance, accounting, tax compliance, risk and technology expenses that directly relate to administering the assets of the funds. Such expenses that have been reimbursed at their actual costs are included in the accompanying condensed consolidated statements of operations as employee compensation and benefits, professional, advisory and other fees, communications, occupancy and equipment, client services and business development and other expenses.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

amount receivable reflected as an asset in other assets, and any net amount payable reflected as a liability within accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition.
The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, including reported losses.  Estimated ultimate payment amounts are based upon (1) reports of losses from policyholders, (2) individual case estimates and (3) estimates of incurred but unreported losses.
Provisions for losses and loss adjustment expenses are charged to earnings after deducting amounts recovered and estimates of recoverable amounts and are included in other expenses on the condensed consolidated statements of operations.
Costs of acquiring new policies, which vary with and are directly related to the production of new policies, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting and are included within other assets in the condensed consolidated statements of financial condition.
The following table summarizes the impacts of adopting ASC Topic 606 on the Company’s condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Condition	As of March 31, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Assets
Fees receivable, net of allowance	$136,541	$6,399	$142,940
Other investments	157,293	(6,399)	150,894
Stockholders' equity	$758,787	$1,412	$760,199

Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Revenues
Investment banking	$97,988	$(4,063)	$93,925
Incentive income	16	2,307	2,323
Total revenues	251,384	(1,756)	249,628
Expenses
Underwriting expenses	4,063	(4,063)	—
Total expenses	250,286	(4,063)	246,223
Net gains (losses) on securities, derivatives and other investments	15,969	1,454	17,423
Net income (loss) attributable to Cowen Inc. common stockholders	$15,155	$853	$16,008

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Condensed Consolidated Statements of Cash Flows	Three Months Ended March 31, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$28,009	$858	$28,867
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Net (gains) losses on securities, derivatives, and other investments	(7,924)	735	(7,189)
(Increase) decrease in operating assets:
Fees receivable, net of allowance	(30,996)	(781)	(31,777)
Net cash provided by / (used in) operating activities	(35,506)	812	(34,694)
Cash flows from investing activities:
Purchase of other investments	(11,475)	(812)	(12,287)
Net cash provided by / (used in) investing activities	$(5,395)	$(812)	$(6,207)
(a) The amounts reflected above represent items as they would have been reported prior to adoption of the new revenue standard.
Refer to Note 21, Segment Reporting, for revenues from contracts with customers disaggregated by major business activity.
l.    Recently issued accounting pronouncements
In February 2018, the FASB issued guidance to clarify the guidance relating to the recognition and measurement of financial instruments without readily determinable fair value. The guidance allows entities to change the measurement alternative and requires that entities should measure those financial instruments either using the new measurement alternative or at fair value. Any entity electing to change its measurement approach to fair value would be required to fair value all similar investments from the same issuers. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements and does not expect this guidance to have a material impact on its condensed consolidated statements of financial condition or its condensed consolidated statement of operations as the Company does not hold any equity investments which are measured using measurement alternatives.
In February 2018, the FASB issued guidance to permit entities to reclassify certain tax effects from accumulated comprehensive income as a result of recent tax reforms. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements and does not expect this guidance to have a material impact as the Company does not hold any material components of deferred taxes in accumulated other comprehensive income (loss).
In January 2018, the FASB issued guidance to amend its new leasing standard to add an optional practical expedient for land easements that permits entities to continue to apply their current accounting policies for land easements that expire before the effective date of the new standard. The guidance is effective on the same date as the new leasing standard. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements and does not expect this guidance to have a material impact on its condensed consolidated statements of financial condition or its condensed consolidated statements of operations as the Company does not hold any land easements.
In March 2017, the FASB issued guidance to amend the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortened the amortization period for the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements and does not expect this guidance to have a material impact on its condensed consolidated statement of financial condition or its statement of operations as the Company does not hold any material callable debt securities.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
In November 2016, the FASB issued guidance which reduced the diversity in practice as to how changes in restricted cash are presented and classified in the statement of cash flows. The guidance required that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the guidance retrospectively as of January 1, 2018. Upon adoption, changes in restricted cash, which had previously been presented as operating activities, are now included within beginning and ending cash and equivalents, including restricted cash equivalents in our condensed consolidated statements of cash flows.
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
4. Cash Collateral Pledged
As of March 31, 2018 and December 31, 2017, the Company pledged cash collateral in the amount of $5.9 million and $6.1 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has pledged as collateral, $8.9 million, as of March 31, 2018, and $11.8 million, as of December 31, 2017, anticipated to be due March 2021, for reinsurance agreements (see Note 17).
5. Segregated Cash
As of March 31, 2018 and December 31, 2017, cash segregated in compliance with federal regulations and other restricted deposits of $131.4 million and $116.3 million, respectively, consisted of cash deposited in special bank accounts for the benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers ("PAB").
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
As of March 31, 2018 and December 31, 2017, securities owned, at fair value consisted of the following:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Common stocks (b)	$500,157	$640,065
Preferred stock (b)	12,397	9,604
Warrants and rights (b)	11,781	9,604
U.S. Government securities (a)	1,791	2,807
Corporate bonds (d)	11,659	4,909
Convertible bonds (c)	—	282
Trade claims	5,955	5,950
	$543,740	$673,221

(a)
As of March 31, 2018, maturities ranged from June 2018 to August 2018 with an interest rate of 0%. As of December 31, 2017, maturities ranged from February 2018 to June 2018 with an interest rate of 0%.

(b)
The Company has elected the fair value option for investments in securities of preferred and common stocks with a fair value of $7.3 million and $5.5 million, respectively, at March 31, 2018 and $6.0 million and $5.2 million, respectively, at December 31, 2017. At March 31, 2018 and December 31, 2017, the Company elected the fair value option for investments in warrants and rights with a fair value of $1.3 million and $2.4 million.

(c)	As of December 31, 2017, maturities ranged from February 2018 to March 2018 and interest rates ranged from 5% to 12%.

(d)
As of March 31, 2018, maturities ranged from October 2018 to February 2048 and interest rates ranged from 2.63% to 12.50%. As of December 31, 2017, maturities ranged from October 2018 to May 2040 and interest rates ranged from 0.00% to 10.75%.

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
Upon issuance of the Company's 3% cash convertible senior notes due 2022 in December 2017 ("2022 Convertible Notes") (see Note 17), the Company recognized the embedded cash conversion option at fair value of $23.4 million which is

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

valued as of March 31, 2018 at $20.9 million and is included in payable for derivative contracts, at fair value in the accompanying condensed consolidated statements of financial condition.
Upon issuance of the Company's 3% cash convertible senior notes due 2019 in March 2014 ("2019 Convertible Notes") (see Note 17), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of March 31, 2018 at $0.5 million and is included in payable for derivative contracts in the accompanying condensed consolidated statement of financial condition.
Also, on the date of issuance of the 2019 Convertible Notes, the Company entered into a separate cash convertible note economic hedge transaction (the "Hedge Transaction") with a counterparty (the “Option Counterparty”) whereby, the Company purchased a cash settled option contract with terms identical to the conversion option embedded in the 2019 Convertible Notes and simultaneously sold an equity settled warrant with a higher strike price. The Hedge Transaction was expected to reduce the Company’s exposure to potential cash payments in excess of the principal amount of converted notes that the Company may be required to make upon conversion of the 2019 Convertible Notes. The Company paid a premium of $35.7 million for the option under the Hedge Transaction and received a premium of $15.2 million for the equity settled warrant transaction, for a net cost of $20.5 million. During January 2018, the Company terminated the Hedge Transaction for a loss of $0.6 million.
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of March 31, 2018		As of December 31, 2017
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$3,979	$748	$3,819	$58
Currency forwards	$1,775	520	$233	5
Swaps	$64,489	1,631	$164,664	10,942
Options other (a)	268,231	31,216	283,112	58,172
Pay to hold	—	798	—	—
		$34,913		$69,177
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of March 31, 2018		As of December 31, 2017
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$26,583	$209	$16,796	$242
Currency forwards	$77,431	620	$62,439	874
Swaps	$27,927	623	$11,595	71
Options other (a)	63,328	47,423	57,043	41,563
		$48,875		$42,750
(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of March 31, 2018 and December 31, 2017. This table does not include the impact of over collateralization.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

				Gross amounts not offset in the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of March 31, 2018
Receivable on derivative contracts, at fair value	$34,913	$—	$34,913	$—	$2,095	$32,818
Payable for derivative contracts, at fair value	48,875	—	48,875	—	1,314	47,561

As of December 31, 2017
Receivable on derivative contracts, at fair value	69,177	—	69,177	—	10,948	58,229
Payable for derivative contracts, at fair value	42,750	—	42,750	—	1,031	41,719

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $7.9 million and $(8.6) million for the three months ended March 31, 2018 and 2017, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 17) and exchange traded derivatives, the Company is required to post/receive collateral. As of March 31, 2018 and December 31, 2017, collateral consisting of $11.9 million and $13.5 million of cash, respectively, is included in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations on the accompanying condensed consolidated statements of financial condition. As of March 31, 2018 and December 31, 2017 all derivative contracts were with multiple major financial institutions.
Other investments
As of March 31, 2018 and December 31, 2017, other investments included the following:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Portfolio Funds, at fair value (1)	$111,810	$100,148
Equity method investments (2)	45,171	41,099
Lehman claims, at fair value	312	301
	$157,293	$141,548
(1) Portfolio Funds, at fair value

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Portfolio Funds, at fair value as of March 31, 2018 and December 31, 2017, included the following:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$32,267	$32,079
Formation8 Partners Fund I, L.P. (f)	28,243	28,243
RCG Longview Debt Fund V, L.P. (g)(*)	7,386	8,892
RCG Longview II LP (g) (*)	4,121	131
Cowen Healthcare Investments II LP (j) (*)	4,669	—
Eclipse Ventures Fund I, L.P. (b)	3,494	3,428
HealthCare Royalty Partners LP (a)(*)	3,048	3,452
Lagunita Biosciences, LLC (d)	2,856	2,400
RCG IO Renergys Sarl (j) (*)	2,254	—
Starboard Leaders Fund LP (e)(*)	1,314	1,276
RCG Longview Equity Fund, LP (g) (*)	1,221	—
RCG Longview Debt Fund VI, LP (g) (*)	1,042	1,022
RCG Park Liberty GP Member LLC (g) (*)	908	750
HealthCare Royalty Partners II LP (a)(*)	836	873
RCG LPP2 PNW5 Co-Invest, L.P. (h)(*)	309	3,493
Quadratic Fund LLC (i)(*)	45	906
Other private investment (k)(*)	14,271	10,133
Other affiliated funds (l)(*)	3,526	3,070
	$111,810	$100,148
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

(b)	Eclipse Ventures Fund I, L.P. is a private equity fund which invests in early stage and growth hardware companies. Distributions will be made when the underlying investments are liquidated.

(c)	Starboard Value and Opportunity Fund LP permits quarterly withdrawals upon 90 days' notice.

(d)
Lagunita Biosciences, LLC, is a healthcare investment company that creates and grows early stage companies to commercialize impactful translational science that addresses significant clinical needs, is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

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

(g)
RCG Longview Debt Fund V, L.P., RCG Longview II LP, RCG Park Liberty GP Member LLC, RCG Longview Equity Fund, LP and RCG Longview Debt Fund VI, LP are real estate private equity structures and therefore distributions will be made when the underlying investments are liquidated.

(h)
RCG LPP2 PNW5 Co-Invest, L.P. is a single purpose entity formed to participate in a joint venture which acquired five multi-unit residential rental properties located in the Pacific Northwest. RCG LPP2 PNW5 Co-Invest, L.P. is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

(i)	Quadratic Fund LLC permits redemptions 30 days prior written notice.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(j)
Cowen Healthcare Investments II LP and RCG IO Renergys Sarl are private equity funds.  Distributions are made from these funds when cash flows are received from the underlying investments. Investors do not have redemption rights.

(k)	Other private investment represents the Company's closed end investment in a portfolio fund that invests in a wireless broadband communication provider in Italy.

(l)	The majority of these funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 57%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and 43% in Surf House Ocean Views Holdings, LLC (which is a joint venture in a real estate development project). The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist private funds and related managed accounts. As part of its equity method investment in operating companies, the Company incurs certain expenses on behalf of its equity method investees. These expenses reflect direct and indirect costs associated with the respective business and are included in their respective line items in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, the Company incurred $1.9 million and $1.1 million of these costs, respectively. The Company recorded no impairment charges in relation to its equity method investments for the three months ended March 31, 2018 and 2017.
The following table summarizes equity method investments held by the Company:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$14,179	$14,179
Starboard Value LP	16,274	13,202
RCG Longview Debt Fund V Partners, LLC	9,306	9,284
RCG Longview Management, LLC	1,212	1,149
HealthCare Royalty GP, LLC	249	281
HealthCare Royalty GP II, LLC	142	148
RCG Longview Debt Fund IV Management, LLC	331	331
HealthCare Royalty GP III, LLC	1,108	764
RCG Kennedy House, LLC	119	154
RCG Longview Equity Management, LLC	114	114
RCG LPP II GP, LLC	270	487
RCG Park Liberty GP Member Manager, LLC	1,018	428
Other	849	578
	$45,171	$41,099
For the three months ended March 31, 2018 and 2017 none of the equity method investments held by the Company met the significance criteria as defined under SEC guidance, respectively.
As of March 31, 2018 and December 31, 2017, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $3.9 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of March 31, 2018 and December 31, 2017, securities sold, not yet purchased, at fair value consisted of the following:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Common stocks	$252,585	$342,328
Corporate bonds (a)	1,287	122
Preferred stock	450	77
Warrants and rights	7,264	—
	$261,586	$342,527

(a)
As of March 31, 2018, the maturities ranged from August 2018 to January 2026 with interest rates ranged from 5.55% to 7.50%. As of December 31, 2017, the maturities ranged from July 2025 to January 2026 with interest rates ranged from 3.78% to 5.55%.

Securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount, as of March 31, 2018 and December 31, 2017.

				Gross amounts not offset on the Condensed Consolidated Statements of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of March 31, 2018
Securities borrowed	$598,090	$—	$598,090	$—	$577,017	$—	$21,073
Securities loaned	462,854	—	462,854	—	445,271	—	17,583

As of December 31, 2017
Securities borrowed	443,148	—	443,148	—	414,778	—	28,370
Securities loaned	456,831	—	456,831	—	439,228	—	17,603

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of March 31, 2018 and December 31, 2017:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of March 31, 2018
Equities	$462,854	$—	$—	$—	$462,854

As of December 31, 2017
Equities	$456,831	$—	$—	$—	$456,831
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.4 billion and $486.9 million as of March 31, 2018 and $5.2 billion and $445.3 million as of December 31, 2017, respectively. In addition, the maximum exposure relating to these variable interest entities as of March 31, 2018 was $484.1 million, and as of December 31, 2017 was $470.4 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies.

b.	Consolidated Funds
Securities owned, at fair value
As of March 31, 2018 and December 31, 2017, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Preferred stock	$11,893	$50,445
Common stocks	81,509	77,702
U.S. Government securities (a)	8,826	34,201
Warrants and rights	5,254	3,568
	$107,482	$165,916

(a)
As of March 31, 2018, maturities ranged from August 2018 to April 2023 and interest rates ranged from 0% to 6.13%. As of December 31, 2017, maturities ranged from January 2018 to April 2022 and interest rates ranged from 0% to 5.75%.

Securities sold, not yet purchased, at fair value
As of March 31, 2018 and December 31, 2017, there were no securities sold, not yet purchased, at fair value.

Receivable on derivative contracts

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of March 31, 2018 and December 31, 2017, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Currency forwards	$4	$524
Equity swaps	1,407	1,754
Options	455	242
	$1,866	$2,520
Payable for derivative contracts
As of March 31, 2018 and December 31, 2017, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Currency forwards	$166	$11
Equity swaps	1,660	7,042
Options	154	77
	$1,980	$7,130
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of March 31, 2018 and December 31, 2017, investments in Portfolio Funds, at fair value, included the following:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Investments of Enterprise LP	$89,638	$87,221
Investments of Merger Fund	287,248	286,890
	$376,886	$374,111
Consolidated portfolio fund investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $89.6 million and $87.2 million in Enterprise Master as of March 31, 2018 and December 31, 2017, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd.'s ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $287.2 million and $286.9 million in Merger Master as of March 31, 2018 and December 31, 2017, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of March 31, 2018 and December 31, 2017, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of March 31, 2018 and one at December 31, 2017.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's equity
	Issuer	Security Type	Country	Industry	Percentage of Equity	Market Value
						(dollars in thousands)
As of March, 31, 2018	Linkem	Equity	Italy	Wireless Broadband	7.77%	$58,947
As of December 31, 2017	Linkem	Equity	Italy	Wireless Broadband	7.52%	$56,271
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of March 31, 2018 and December 31, 2017:
Securities owned by Enterprise Master, at fair value

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Preferred stock	$—	$—
Common stock	469	608
	$469	$608
Portfolio Funds, owned by Enterprise Master, at fair value

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

		As of March 31, 2018	As of December 31, 2017
	Strategy	(dollars in thousands)
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	$100,525	$97,345
RCG Longview Equity Fund, LP*	Real Estate	—	1,266
RCG Longview Debt Fund IV, LP*	Real Estate	—	99
RCG Longview II, LP*	Real Estate	—	229
RCG Renergys, LLC*	Energy	—	—
Other Private Investments	Various	937	937
Other Real Estate Investments *	Real Estate	—	—
		$101,462	$99,876

*	Affiliates of the Company.
Merger Master
As of March 31, 2018, Merger Master held common stock and corporate bonds, securities owned, of $902.8 million and $38.0 million, respectively, and common stock, sold not yet purchased, of $230.1 million. As of December 31, 2017, Merger Master held common stock, securities owned, of $483.2 million and common stock, sold not yet purchased, of $171.2 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of March 31, 2018	As of December 31, 2017
Description	(dollars in thousands)
Options	$69,017	$108,063
Equity swaps	1,665	14,488
Currency forwards	—	—
	$70,682	$122,551
Payable for derivative contracts, at fair value, owned by Merger Master

	As of March 31, 2018	As of December 31, 2017
Description	(dollars in thousands)
Options	$1,845	$1,256
Currency forwards	—	213
Equity swaps	251	1,249
	$2,096	$2,718
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of March 31, 2018 and December 31, 2017:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$1,791	$—	$—	$1,791
Preferred stock	1,547	2,033	8,817	12,397
Common stocks	489,041	3,716	7,400	500,157
Convertible bonds	—	—	—	—
Corporate bonds	—	11,659	—	11,659
Trade claims	—	—	5,955	5,955
Warrants and rights	10,079	—	1,702	11,781
Receivable on derivative contracts, at fair value
Futures	748	—	—	748
Currency forwards	—	520	—	520
Swaps	—	1,631	—	1,631
Options	31,216	798	—	32,014
Other investments
Lehman claim	—	—	312	312
Consolidated Funds
Securities owned
US Government securities	5,567	3,259	—	8,826
Preferred stock	—	—	11,893	11,893
Common stocks	75,001	6,458	50	81,509
Warrants and rights	—	—	5,254	5,254
Receivable on derivative contracts, at fair value
Currency forwards	—	4	—	4
Equity swaps	—	1,407	—	1,407
Options	455	—	—	455
	$615,445	$31,485	$41,383	$688,313
Percentage of total assets measured at fair value on a recurring basis	89.4%	4.6%	6.0%
Portfolio funds measured at net asset value (a)				111,810
Consolidated funds' portfolio funds measured at net asset value (a)				376,886
Equity method investments				45,171
Total investments				$1,222,180

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stocks	$252,585	$—	$—	$252,585
Corporate bonds	—	1,287	—	1,287
Preferred stock	450	—	—	450
Warrants and rights	7,264	—	—	7,264
Payable for derivative contracts, at fair value
Futures	209	—	—	209
Currency forwards	—	620	—	620
Swaps	—	623	—	623
Options	26,028	—	21,395	47,423
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	3,440	3,440
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	166	—	166
Options	154	—	—	154
Equity swaps	—	1,660	—	1,660
	$286,690	$4,356	$24,835	$315,881
Percentage of total liabilities measured at fair value	90.8%	1.4%	7.9%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the third and fourth quarter of 2015 and the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 2018, December 2020, and June 2018, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of March 31, 2018 can range from $0.1 million to $15.0 million.

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
The following table includes a roll forward of the amounts for the three months ended March 31, 2018 and 2017 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2018
	Balance at December 31, 2017	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2018	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$8,115	$—	$—		$1,415	$(478)	$(235)	$8,817	$486
Common stocks	7,570	—	—		310	(133)	(347)	7,400	412
Convertible bonds	282	—	—		—	(307)	25	—	—
Options, asset	1,455	—	—		—	(1,455)	—	—	—
Options, liability	22,401	—	—		—	—	(1,006)	21,395	1,006
Warrants and rights	2,517	—	—		—	—	(815)	1,702	510
Trade claims	5,950	—	—		—	—	5	5,955	5
Lehman claim	301	—	—		—	—	11	312	12
Contingent consideration liability	3,440	—	—		—	—	—	3,440	—
Consolidated Funds
Preferred stock	50,445	—	(38,552)	(a)	—	—	—	11,893	—
Common stocks	50	—	—		—	—	—	50	—
Warrants and rights	3,568	—	(20)	(a)	—	—	1,706	5,254	1,706

	Three Months Ended March 31, 2017
	Balance at December 31, 2016	Transfers in		Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at March 31, 2017	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$15,811	$—		$—	$1,732	$(31)	$(996)	$16,516	$(996)
Common stocks	10,121	—		—	31	(52)	404	10,504	404
Convertible bonds	250	—		—	—	—	—	250	—
Options, asset	14,753	—		—	—	—	(7,782)	6,971	(7,782)
Options, liability	14,753	—		—	—	—	(7,782)	6,971	(7,782)
Warrants and rights	3,719	451	(b)	—	—	—	(31)	4,139	(31)
Trade Claims	562	—		—	—	(70)	211	703	190
Lehman claim	265	—		—	—	—	32	297	32
Contingent consideration liability	5,997	—		—	—	(167)	(556)	5,274	(556)
Consolidated Funds
Preferred stock	36,928	—		—	—	—	3,387	40,315	3,887
Common stock	295	—		—	—	—	1	296	1
Warrants and rights	3	—		—	—	—	(1)	2	(1)
Term Loan	657	—		—	—	—	54	711	54
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying condensed consolidated statements of operations.
(a) The Company deconsolidated a fund (See note 3)
(b) The Company received warrants as consideration as part of an investment banking transaction.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three months ended March 31, 2018 and 2017, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of March 31, 2018 and December 31, 2017 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2018	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$3,411	Guideline companies/Discounted cash flows	Discount rate Market multiples	50% 4.5x to 8.5x
Trade claims	72	Discounted cash flows	Discount rate	20%
Warrants and rights	1,702	Model based Discounted cash flows	Discount rate	8%-9%
Other level 3 assets (a)	36,198
Total level 3 assets	41,383
Level 3 Liabilities
Options	21,395	Option pricing models	Volatility	30%-37%
Contingent consideration liability	3,440	Discounted cash flows	Projected cash flow and discount rate	8% - 23% (weighted average 22%)
Total level 3 liabilities	$24,835

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2017	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$5,642	Guideline companies/transaction price	Market multiples	4.8x to 8.5x
Trade claims	70	Discounted cash flows	Discount rate	20%
Warrants and rights	2,516	Model based Discounted cash flows	Volatility Discount rate	61% 22%
Options	1,455	Option pricing models	Volatility	28%
Other level 3 assets (a)	70,570
Total level 3 assets	80,253
Level 3 Liabilities
Options	22,401	Option pricing models	Volatility	28%
Contingent consideration liability	3,440	Discounted cash flows	Projected cash flow and discount rate	8% - 23% (weighted average 22%)
Total level 3 liabilities	$25,841

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at March 31, 2018 and December 31, 2017, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

	March 31, 2018				December 31, 2017				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$117,680		$117,680		$130,052		$130,052		Level 1
Cash collateral pledged	14,786		14,786		17,888		17,888		Level 2
Segregated cash	131,444		131,444		116,268		116,268		Level 1
Securities borrowed	598,090		577,017		443,148		414,763		Level 2
Loans receivable	36,186		36,186	(d)	37,993		37,993	(d)	Level 3
Consolidated funds
Cash and cash equivalents	3,666		3,666		21,988		21,988		Level 1
Financial Liabilities
Securities loaned	462,854		445,271		456,831		440,162		Level 2
Convertible debt	142,962	(a)	171,720	(b)	141,502	(a)	172,709	(b)	Level 2
Notes payable and other debt	260,244		180,489	(c)	173,458		182,352	(c)	Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $25.8 million and $25.6 million as of March 31, 2018 and December 31, 2017, respectively.

(b)	The convertible debt includes the conversion option and is based on the last broker quote available.

(c)	Notes payable and other debt are based on the last broker quote available.

(d)	The fair market value of level 3 loans is calculated using discounted cash flows.
8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company’s cash and securities balances. As of March 31, 2018 and December 31, 2017, the Company had a total of $101.4 million and $94.0 million, respectively, in deposit accounts with clearing

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company’s activities, if such losses were to occur.
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
As of March 31, 2018 and December 31, 2017, amounts receivable from brokers, dealers and clearing organizations include:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Broker-dealers	$499,281	$409,499
Securities failed to deliver	30,841	87,820
Clearing organizations	26,156	6,126
Stock borrow interest receivable	6,063	4,733
	$562,341	$508,178
As of March 31, 2018 and December 31, 2017, amounts payable to brokers, dealers and clearing organizations include:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Broker-dealers	$188,001	$145,860
Securities failed to receive	40,895	53,540
Clearing organizations	12,700	48,257
Stock loan interest payable	6,025	4,496
	$247,621	$252,153
10. Receivable From and Payable to Customers
As of March 31, 2018 and December 31, 2017, receivable from customers of $46.0 million and $49.9 million, respectively, consists of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from the prepayment of a Commission Sharing Agreement (“CSA”), net of an allowance for doubtful accounts. A prepaid CSA is established for research-related disbursements in advance of anticipated customer commission volumes. Such receivables may not be evidenced by contractual obligations.
As of March 31, 2018 and December 31, 2017, payable to customers of $412.6 million and $352.5 million, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Commission Management Payable
The Company receives a gross commission from various clearing brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $79.8 million as of March 31, 2018 and $70.5 million as of December 31, 2017 are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.
12. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$7,420	$6,113
Consolidated Funds	384,906	434,491
	$392,326	$440,604

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$1,620	$717
Consolidated Funds	9,536	8,388
	$11,156	$9,105
13. Reinsurance
The Company’s wholly-owned Luxembourg subsidiary, Hollenfels Re SA (“Hollenfels”) provides reinsurance to third party insurance and reinsurance companies. As Hollenfels started its operations during 2016, all claims it experienced (reported or not reported) began in 2016. During the three months ended March 31, 2018, Hollenfels’s share of incurred and paid claims, as reported to it by the underlying insurance and reinsurance companies, amounted to $3.6 million. During the same period, Hollenfels’s share of claims incurred but not reported plus expected development on reported claims totaled $8.3 million. Hollenfels generally employs an estimation methodology whereby historical average claims ratios over a period of 5 or 10 years, based on availability of data, are utilized. In cases where an event may have occurred that could give rise to claims in excess of the amount calculated using the above-mentioned methodology, then actuarial methods are used to calculate the impact of such an event. During the year, Hollenfels did not change its methodology for determining claim liability or claim adjustment expenses and calculated them using the above-mentioned methods.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. This is because certain contracts Hollenfels has written are on a quota-share basis while the other policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three months ended March 31, 2018.
14. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius Capital Group LLC and Cowen) and the 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of March 31, 2018, there were 0.3 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $39.1 million of deferred cash awards to its employees during the three months ended March 31, 2018. These awards vest over a four year period and accrue interest at 0.70% per year. As of March 31, 2018, the Company had unrecognized compensation expense related to the 2010 Equity Plan deferred cash awards of $68.5 million.
Subsequent to the acquisition of Convergex Group (see Note 2) the Company maintained the Convergex Nonqualified Deferred Compensation Plan, which is a deferred cash award plan that is expensed over the 27 month service period. As of March 31, 2018, the Company had unrecognized compensation expense related to former Convergex Group deferred cash awards of $1.4 million.
The Company measures compensation cost for share based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plans, the Company recognized compensation expense of $10.2 million and $8.8 million, for the three months ended March 31, 2018 and 2017, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.4 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively.
Stock Appreciation Rights
The Company values SAR's on grant date using the Black-Scholes valuation model which requires the Company to make assumptions regarding the expected term, volatility, risk-free rate and dividend yield:
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
The following table summarizes the Company's SAR's for the three months ended March 31, 2018:

	Class A Common Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2017	75,000	$11.60	0.21	$173
SAR's granted	—	—	—	—
SAR's vested	(75,000)	14.21	—	—
SAR's expired	—	—	—	—
Balance outstanding at March 31, 2018	—	$—	0	$—
SAR's exercisable at March 31, 2018	—	$—	0	$—

(1)	Based on the Company's closing stock price of $13.20 on March 31, 2018 and $13.65 on December 31, 2017.
As of March 31, 2018, the Company's SAR's were fully expensed.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the three months ended March 31, 2018:

	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2017	5,579,293	$16.33
Granted	2,108,184	14.23
Vested	(858,433)	16.20
Canceled	—	—
Forfeited	(21,412)	13.11
Balance outstanding at March 31, 2018	6,807,632	$15.71
Included in the restricted share and restricted stock unit activity are performance linked restricted stock units of 481,438 which were awarded to employees of the Company in December 2013 and January 2014. An additional 700,000 performance linked restricted stock units were awarded in March 2016. Of the awards granted, 117,188 have been forfeited through

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

March 31, 2018. The remaining awards, included in the outstanding balance as of March 31, 2018, will vest between March 2019 and December 2020 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of March 31, 2018, there was $78.8 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.57 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were no restricted stock units awarded during the three months ended March 31, 2018. As of March 31, 2018 there were 191,962 restricted stock units outstanding.
15. Income Taxes
The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen, Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Gibraltar, Hong Kong, and Canada.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds. Based on these methodologies, the Company’s effective income tax rate was 19.82% and 13.65% for the three months ended March 31, 2018 and 2017 respectively. During the three months ended March 31, 2018, the unusual or infrequent items whose tax impact were recorded discretely related primarily to foreign taxes and stock compensation.
For the three months ended March 31, 2018 and 2017, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds, stock compensation, foreign taxes, as well as other nondeductible expenses.
The Company recorded an uncertain tax position liability of $5.0 million as of March 31, 2018 related to New York State and New York City tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of March 31, 2018, the Company recorded a valuation allowance against deferred tax assets related to its foreign net operating losses in Hong Kong and Luxembourg.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company continues to permanently reinvest the capital and accumulated earnings of its United Kingdom and Hong Kong subsidiaries.
16. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $6.4 million and $4.8 million for the three months ended March 31, 2018 and 2017, respectively and are included in occupancy and equipment expense in the accompanying condensed consolidated statements of operations.
As of March 31, 2018, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2018	$2,643	$16,941	$19,524
2019	1,684	14,675	21,486
2020	754	3,392	17,658
2021	724	1,687	17,617
2022	491	1,350	11,949
Thereafter	—	1,470	7,354
	$6,296	$39,515	$95,588

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 17 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate funds with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both March 31, 2018 and December 31, 2017, and the clawback obligation was $6.2 million.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
The following table summarizes unfunded commitments as of March 31, 2018:

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$20.5	(a)
HealthCare Royalty Partners funds (b)	5.2	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.4	6 years
Lagunita Biosciences, LLC	1.8	3 years
Eclipse Fund II, L.P.	0.8	7 years
Eclipse Continuity Fund I, L.P.	0.6	8 years
Cowen Healthcare Investments II	15.3	3 years

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended March 31, 2018.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court has been lifted, and the case is proceeding in the District Court. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
17. Convertible Debt and Notes Payable
As of March 31, 2018 and December 31, 2017, the Company's outstanding debt was as follows:

	As of March 31, 2018	As of December 31, 2017
	(dollars in thousands)
Convertible debt	$142,962	$141,502
Note payable	133,125	132,970
Pledge line	85,678	—
Term loan	28,161	28,121
Other notes payable	9,332	8,247
Capital lease obligations	3,948	4,120
	$403,206	$314,960
Convertible Debt
2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes are due on December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The 2022 Convertible Notes are senior unsecured obligations of Cowen. The 2022 Convertible Notes may be converted into cash or shares of Class A common stock at the Company's election based on the current conversion price. The 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen’s Class A common stock.
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due 2019 (the "2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of March 31, 2018, the outstanding balance of the 2022 Convertible Notes was $110.7 million.
The Company recorded interest expense of $1.0 million for the three months ended March 31, 2018. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.0 million for the three months ended March 31, 2018, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.1 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2022 Convertible Notes.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "2019 Convertible Notes"). The 2019 Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the 2019 Convertible Notes is payable semi-annually on March 15 and September 15 of each year. The 2019 Convertible Notes are senior unsecured obligations of the Company. The 2019 Convertible Notes may be converted into cash, upon the occurrence of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The 2019 Convertible Notes were issued with an initial conversion price of $21.32 per share (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). During December 2017, the Company repurchased and extinguished $115.1 million of the outstanding balance of the 2019 Convertible Notes. As of March 31, 2018, the outstanding balance of the 2019 Convertible Notes was $32.3 million.
The Company recorded interest expense of $0.5 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. The initial unamortized discount on the 2019 Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.5 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $0.9 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2019 Convertible Notes. In conjunction with the partial extinguishment of the 2019 Convertible Notes, the Company accelerated the pro-rata unamortized discount and capitalized debt issuance costs.
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
Note Payable
2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due 2027 (the “2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the 2027 Notes. Interest on the 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for the three months ended March 31, 2018. The Company capitalized debt issuance costs of approximately $5.1 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due 2021 (the "2021 Notes") and for general corporate purposes.
Pledge Line
The Company borrows on its secured pledge line to obtain funding necessary to cover daily securities settlements with clearing corporations (see Note 24). Borrowings have an interest rate of the Federal Reserve's overnight bank funding rate plus 1.00%. As of March 31, 2018, the outstanding balance on the Company's pledge line was $85.7 million and was fully repaid in April 2018. Interest expense for the three months ended March 31, 2018 was insignificant.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 29, 2018. The loan is secured by the value of the Company's limited partnership interests in two affiliated funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million for the three months ended March 31, 2018.
Other Notes Payable
During January 2018, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 2.01% and is due on December 31, 2018, with monthly payment requirements of $0.2 million. As of March 31, 2018, the outstanding balance on this note payable was $1.5 million. Interest expense for the three months ended March 31, 2018 was insignificant.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and other debt in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from January 2019 to April 2021 and interest rates ranged from 4.21% to 7.25%. As of March 31, 2018 and December 31, 2017, the remaining balance on the aircraft financing agreements was $7.8 million and $8.2 million, respectively. Interest expense was $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.
Capital Lease Obligations
The Company has entered into seven capital leases for computer equipment, which amounted to $7.3 million and is recorded in fixed assets as capital lease obligations. These capital lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 3.70% to 5.69%. As of March 31, 2018, the remaining balance on these capital leases was $3.9 million. Interest expense was $0.1 million for the three months ended March 31, 2018 and 2017, respectively.
Annual scheduled maturities of debt and minimum payments (of principle and interest) for all debt outstanding as of March 31, 2018, are as follows:

	Convertible Debt	Note Payable	Term loan	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2018	$4,577	$7,607	$28,551	$3,023	$1,562
2019	38,925	10,143	—	3,410	802
2020	4,050	10,143	—	1,363	724
2021	4,050	10,143	—	2,512	724
2022	139,050	10,143	—	—	491
Thereafter	—	188,715	—	—	—
Subtotal	190,652	236,894	28,551	10,308	4,303
Less (a)	(47,690)	(103,769)	(390)	(976)	(355)
Total	$142,962	$133,125	$28,161	$9,332	$3,948

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Letters of Credit
As of March 31, 2018, the Company has eight irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged and the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged as collateral, $8.9 million, as of March 31, 2018, and $11.8 million, as of December 31, 2017, anticipated to be due March 2021, for reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
Connecticut	$65	September 2018
Boston	$385	March 2019
New York	$356	April 2018
New York	$70	May 2018
New York	$496	October 2018
New York	$2,249	October 2018
New York	$1,611	November 2018
San Francisco	$712	January 2019
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2018 and December 31, 2017, there were no amounts due related to these letters of credit.
18. Stockholder's Equity
Preferred Stock and Purchase of Capped Call Option

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended March 31, 2018 and 2017 respectively.
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
Treasury Stock
Treasury stock of $200.9 million as of March 31, 2018, compared to $186.8 million as of December 31, 2017, resulted from $4.9 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions, $1.6 million received from an escrow account established to satisfy the Company’s indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company’s acquisition of Convergex Group, LLC and $7.6 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the three months ended March 31, 2018:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2017	12,133,276	$186,846	$15.40
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	343,795	4,910	14.28
Shares of stock received in respect of indemnification claims	112,239	1,575	14.03
Purchase of treasury stock	539,800	7,584	14.05
Balance outstanding at March 31, 2018	13,129,110	$200,915	$15.30
19. Accumulated Other Comprehensive Income (Loss)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Beginning Balance	$(8)	$(2)
Foreign currency translation	1	(2)
Ending Balance	$(7)	$(4)
20. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of March 31, 2018, there were 29,517,218 of Class A common shares outstanding. The Company has included 191,962 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
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
The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except share and per share data)
Net income (loss)	$28,009	$12,089
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	11,156	9,105
Net income (loss) attributable to Cowen Inc.	16,853	2,984
Preferred stock dividends	1,698	1,698
Net income (loss) attributable to Cowen Inc. common stockholders	$15,155	$1,286

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	29,625	27,061
Stock options	—	—
Performance based restricted stock	—	—
Stock appreciation rights	—	12
Restricted stock	867	1,328
Weighted average shares used in diluted computation	30,492	28,401
Earnings (loss) per share:
Basic	$0.51	$0.05
Diluted	$0.50	$0.05
21. Segment Reporting
The Company conducts its operations through two segments: the investment management segment and the investment bank segment. These activities are conducted primarily in the United States and substantially all of its revenues are generated domestically. The performance measure for these segments is Economic Income (Loss), which management uses to evaluate the financial performance of and make operating decisions for the segments including determining appropriate compensation levels. Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount, square footage and other factors.
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds and excludes (ii) goodwill and intangible impairment (iii) certain other transaction-related adjustments and/or reorganization expenses (iv) certain costs associated with debt and (v) preferred stock dividends. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business and certain funds. For US GAAP purposes, all of these items, are recorded in other income (loss). Economic Income (Loss) recognizes incentive fees during periods when the fees are not yet crystallized for US GAAP reporting. In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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
The following tables set forth operating results for the Company's investment management and investment bank segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2018
				Adjustments
	Investment Management	Investment Bank	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$93,924	$93,924	$—	$4,064	(i)	$97,988
Brokerage	—	114,071	114,071	—	(8,338)	(h)	105,733
Management fees	12,355	771	13,126	(1,203)	(4,506)	(a)	7,417
Incentive income (loss)	5,197	—	5,197	(9)	(5,172)	(a)(i)	16
Investment income (loss)	11,896	2,405	14,301	—	(14,301)	(c)(f)	—
Interest and dividends	—	—	—	—	25,954	(c)	25,954
Reimbursement from affiliates	—	—	—	(68)	445	(e)	377
Aircraft lease revenue	—	—	—	—	715	(f)	715
Reinsurance premiums	—	—	—	—	8,647	(g)	8,647
Other revenue	361	527	888	—	449	(g)	1,336
Consolidated Funds revenues	—	—	—	3,185	—		3,201
Total revenues	29,809	211,698	241,507	1,905	7,957		251,384
Expenses
Non interest expense	22,881	186,452	209,333	—	13,966	(b)(d)(i)	223,315
Interest and dividends	3,854	2,104	5,958	—	18,582	(c)	24,540
Consolidated Funds expenses	—	—	—	2,431	—		2,431
Total expenses	26,735	188,556	215,291	2,431	32,548		250,286
Total other income (loss)	—	—	—	10,063	23,770	(c)	33,834
Income taxes expense / (benefit)	—	—	—	—	6,923	(b)	6,923
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,158)	—	(2,158)	(9,537)	539		(11,156)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$916	$23,142	$24,058	$—	$(7,205)		$16,853

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2017
				Adjustments
	Investment Management	Investment Bank	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$36,553	$36,553	$—	$—		$36,553
Brokerage	—	52,313	52,313	—	(1,779)	(h)	50,534
Management fees	13,145	801	13,946	(527)	(4,711)	(a)	8,708
Incentive income (loss)	3,060	—	3,060	(489)	(2,025)	(a)	546
Investment income (loss)	15,149	6,477	21,626	—	(21,626)	(c)(f)	—
Interest and dividends	—	—	—	—	5,089	(c)	5,089
Reimbursement from affiliates	—	—	—	(78)	1,730	(e)	1,652
Aircraft lease revenue	—	—	—	—	1,059	(f)	1,059
Reinsurance premiums	—	—	—	—	7,089	(g)	7,089
Other revenue	819	285	1,104	—	296	(g)	1,400
Consolidated Funds revenues	—	—	—	2,341	—		2,341
Total revenues	32,173	96,429	128,602	1,247	(14,878)		114,971
Expenses
Non interest expense	23,191	93,967	117,158	(429)	8,751	(b)(d)	125,480
Interest and dividends	3,241	1,100	4,341	—	5,589	(c)	9,930
Consolidated Funds expenses	—	—	—	4,963	—		4,963
Total expenses	26,432	95,067	121,499	4,534	14,340		140,373
Total other income (loss)	—	—	—	11,674	27,728	(c)	39,402
Income taxes expense / (benefit)	—	—	—	—	1,911	(b)	1,911
(Income) loss attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(1,645)	—	(1,645)	(8,387)	927		(9,105)
Economic Income (Loss) / Net Income (loss) attributable to Cowen Inc.	$4,096	$1,362	$5,458	$—	$(2,474)		$2,984

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(h)    Economic Income (Loss) brokerage revenues included net securities borrowed and securities loaned activities.
(i)     Economic Income (Loss) presents underwriting expenses net of investment banking revenues and records income from uncrystallized incentive fees.
For the three months ended March 31, 2018 and 2017, there was no one fund or other customer which represented more than 10% of the Company's total revenues.
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
Cowen Execution is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”) and Options Clearing Corporation (“OCC”) Rule 302. Regulation 1.17 requires Cowen Execution to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by Rule 15c3-1, whichever is greater. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At March 31, 2018, the Company had $108.1 million of net capital in excess of this minimum requirement.
Ramius UK, Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the FCA of the U.K. Financial Resources, as defined, must exceed the requirement of the FCA.
As of March 31, 2018, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$105.5	$1.0	$104.5
Cowen Execution	$109.8	$1.7	$108.1
ATM Execution	$2.3	$0.3	$2.0
Cowen Prime	$15.5	$0.3	$15.2
Westminster	$14.0	$0.3	$13.7
Ramius UK	$0.2	$0.1	$0.1
Cowen International Ltd	$14.2	$8.4	$5.8
Cowen Execution Ltd	$5.1	$3.4	$1.7
Cowen and Company, Cowen Prime and ATM Execution claim exemption from SEC Rule 15c3-3 subparagraph (k)(2)(ii) of the Securities Exchange Act of 1934 since Cowen and Company and Cowen Prime clear certain of their securities transactions and ATM clears all of its securities transactions on a fully disclosed basis and promptly transmit customer funds and securities to the clearing broker-dealer that carries the introduced accounts. Cowen and Company, Cowen Prime and Westminster claim exemption from SEC Rule 15c3-3 subparagraph (k)(2)(i) of the Securities Exchange Act of 1934 since Cowen and Company and Cowen Prime conduct certain of their securities transactions with their customers and Westminster conducts primarily all of its financial transactions with its customers through a bank account designated as Special Account for the Exclusive Benefit of Customers.
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account, cash or acceptable qualified securities for the exclusive benefit of customers. As of March 31, 2018, Cowen Execution had segregated approximately $30.0 million of cash, while its required deposit was $23.0 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB”), as defined in SEC Rule 15c3-3. PAB calculation is completed to allow each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its assets held by Cowen Execution as allowable assets in the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

correspondent's net capital calculation. At March 31, 2018, Cowen Execution had $30.1 million of cash on deposit in special reserve bank accounts for PAB, which was in excess of its required deposit of $24.0 million.
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
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of March 31, 2018 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2018. RCG Insurance Company’s capital and surplus as of March 31, 2018 totaled approximately $27.8 million.
23. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of March 31, 2018 and December 31, 2017, $17.7 million and $13.5 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three months ended March 31, 2018 and 2017, the amounts which the Company reimbursed the funds it manages and the related amounts still payable were immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of March 31, 2018 and December 31, 2017, loans to employees of $12.1 million and $11.1 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $6.8 million and $4.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.6 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2018 and 2017, the interest income was insignificant for these related party loans and advances.
As of March 31, 2018 and December 31, 2017, included in due from related parties is $8.3 million and $14.0 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a 5 year period and earns interest at 5% per annum.  The interest income for the three months ended March 31, 2018 and 2017, was $0.1 million and $0.2 million, respectively.
The remaining balance included in due from related parties of $9.9 million and $9.7 million as of March 31, 2018 and December 31, 2017, respectively, relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.
Included in due to related parties is approximately $0.6 million and $0.6 million as of March 31, 2018 and December 31, 2017, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of March 31, 2018 and December 31, 2017, such investments aggregated $21.7 million and $28.2 million, respectively, were included in redeemable non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $2.9 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of March 31, 2018 and December 31, 2017. Through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. Funding is required for unsettled customer delivery versus payment and riskless principal transaction, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the unsettled customer securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of March 31, 2018.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
BMO Harris Bank	$150,000	$64,322	None	Secured DTC Pledge Line
Total	150,000	64,322

Revolving Credit Facility
BMO Harris Bank	30,000	30,000	August 2, 2018	Unsecured liquidity facility to cover increases in NSCC margin deposit requirements

Total Credit Lines	$180,000	$94,322
25. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no other subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
         The discussion contains forward-looking statements, which involve numerous risks and uncertainties, including, but not limited to, those described in the section titled “Risk Factors” in Item 1A of our 2017 Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and related notes of Cowen Inc. included elsewhere in this quarterly report. Actual results may differ materially from those contained in any forward-looking statements.
Overview
Cowen Inc. (formerly Cowen Group, Inc.), a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment management, investment banking, research, sales and trading, prime brokerage, global clearing and commission management services through its two business segments: the investment management segment and the investment bank segment. The investment management segment includes private funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles and also manages a significant portion of the Company’s proprietary capital. The investment bank segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research, sales and trading platform for institutional investors, global clearing and commission management services and also a comprehensive suite of prime brokerage services.
The Company's investment management platform, which operates primarily under the Cowen Investment Management name (formerly "Ramius"), offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") since 1997. The Company's investment management business offers investors access to a number of strategies to meet their specific needs including long/short equity, merger arbitrage, activism, health care royalties, private healthcare and private real estate. The Company's investment management business focuses on attracting and retaining talented in-house and affiliated investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested some of its capital in its aviation and reinsurance businesses. Our investment management business had approximately $10.8 billion of assets under management as of April 1, 2018. See the section titled "Assets Under Management and Fund Performance" for further analysis.
Our investment bank businesses include investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. Our primary target sectors ("Target Sectors") are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. We provide research and brokerage services to over 4,000 domestic and international clients seeking to trade securities and other financial instruments, principally in our target sectors. The investment bank segment also offers a full-service suite of introduced prime brokerage services targeting emerging private fund managers. Historically, we have focused our investment banking efforts on small to mid-capitalization public companies as well as private companies. From time to time, the Company invests in private capital raising transactions of its investment banking clients.
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
Our investment bank business and results of operations are impacted by the following factors:

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

•
Investment performance of our own capital.  Investment income in the investment bank business includes gains and losses generated by the capital the Company invests in private capital raising transactions of its investment banking clients.  Our revenues from investment income are linked to the performance of the underlying investments.

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
External Factors Impacting Our Business
Our financial performance is highly dependent on the environment in which our businesses operate. We believe a favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic or market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability (or increases in the cost of) credit and capital, increases in inflation or interest rates, exchange rate volatility, unfavorable global asset allocation trends, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, or a combination of these or other factors. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:

•
Our investment bank business has been, and may continue to be, adversely affected by market conditions. Increased competition continues to affect our investment banking and capital markets businesses. The same factors also affect trading volumes in secondary financial markets, which affect our brokerage business. Commission rates, market volatility, increased competition from larger financial firms and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period.

•
Our investment bank business focuses primarily on small to mid-capitalization and private companies in specific industry sectors. These sectors may experience growth or downturns independent of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. In addition, increased government regulation has had, and may continue to have, a disproportionate effect on capital formation by smaller companies. Therefore, our investment bank business could be affected differently than overall market trends.

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
Recent Developments
None.
Basis of presentation
The unaudited condensed consolidated financial statements of the Company in this Form 10-Q are prepared in accordance with US GAAP as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements and include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the condensed consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
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
Revenue recognition
Effective January 1, 2018, the Company adopted ASC Topic 606 Revenue from Contracts with Customers ("ASC Topic 606"). The new revenue recognition guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The Company applied the modified retrospective method of adoption which resulted in a cumulative adjustment of $0.6 million to retained earnings as of January 1, 2018. Reported financial results for historic periods in were not restated and are reported under the accounting standards in effect during the historic period. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for discussions related to the Company's previous revenue recognition policies.
Our principle sources of revenue are derived from two segments: an investment management segment and an investment bank segment, as more fully described below. The new revenue recognition guidance does not apply to revenue associated with financial instruments, interest income and expense, leasing and insurance contracts. The following is a description of principal activities, separated by reportable segments, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 21.

Investment Management
Our investment management segment generates revenue through three principle sources: management fees, incentive income and investment income from the Company's own capital. The investment income was excluded from the new revenue recognition guidance, therefore there are no changes associated with the adoption of the new guidance.
Management fees
The Company earns management fees from affiliated private funds and certain managed accounts for which it serves as the investment manager; such fees earned are based on assets under management. The management fees are earned as the investment management services are provided and are not subject to reversals.
Several management companies of the private funds are owned jointly by the Company and third parties. Accordingly, the management fees generated by these funds are split between the Company and these third parties based on the proportionate ownership of the management company. Pursuant to US GAAP, these fees received by the management companies are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
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

•
HealthCare Royalty Partners. For HealthCare Royalty Partners main funds, during the investment period (as defined in the relevant partnership agreements), management fees are generally charged at an annual rate of 1% to 2% of committed capital. After the investment period, management fees for these funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the funds. For the other funds (and managed accounts) managed by HealthCare Royalty Partners, the management fees range from 0.2% to 1% and there is no adjustment based on an investment period. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

•	Cowen Trading Strategies. Advisory fees for the Company's collateral management advisory business are typically paid quarterly based on assets under management, generally subject to a minimum fee.
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts. The incentive income is either allocated to the Company or is charged to the funds in accordance with their respective investment management agreements. For the products the Company offers, incentive income earned is typically up to 20% for private funds (in certain cases on performance in excess of a benchmark) of the net profits earned for the full year that are attributable to each fee-paying investor.
With the adoption of ASC Topic 606, the Company has applied an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model as net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. The Company previously recognized these amounts as incentive income. This accounting change did not change the timing or amount of revenue recognized. Under the equity method of accounting the Company will recognize its allocations of incentive income or carried interest within net gains (losses) along with the allocations proportionate to the Company’s ownership interests in the funds.
The Company recognizes incentive income charged to the funds based on the net profits of the funds. The Company recognizes such incentive income when the fees are no longer subject to reversal or are crystalized. For a majority of the funds, the incentive fee crystallizes annually when the high-water mark for such funds is reset, which delays recognition of the incentive fee until year end.

In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to such investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.”
The management companies of the real estate funds and HealthCare Royalty Partners funds are private companies and therefore have not adopted the new revenue recognition guidance. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. With the adoption of ASC Topic 606, the Company will now recognize incentive income at the end of the performance period.
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
Investment Bank
Investment Banking
The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small- and mid-capitalization companies within the Company's Target Sectors.
Investment banking revenue consists of underwriting fees, strategic/financial advisory fees and placement and sales agent fees.

•
Underwriting fees. The Company earns underwriting fees in securities offerings in which the Company acts as an underwriter, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible security offerings. Fee revenue relating to underwriting commitments is recorded at the point in time when all significant items relating to the underwriting process have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of securities from the issuer; and (iii) the Company has been informed of the number of securities that it has been allotted.

Underwriting fees are recognized gross of transaction-related expenses, such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

•
Strategic/financial advisory fees. The Company's strategic advisory revenues include success fees earned in connection with advising companies, principally in mergers, acquisitions and restructuring transactions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues at the point in time, gross of related expenses, when the services for the transactions are completed under the terms of each assignment or engagement.

•
Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions, such as private placements of loans and debt and equity securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues (which may be in cash and/or securities) at the point in time when the services for the transactions are completed under the terms of each assignment or engagement. The Company records sales agent commissions on a trade-date basis.

Brokerage
Brokerage revenue consists of commissions, principal transactions, equity and credit research fees and trade conversion revenue.

•
Commissions. Commission revenue includes fees from executing and clearing client transactions and commission sharing arrangements. These fees are recognized on a trade-date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as "soft dollar arrangements". Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. The costs of commission recapture arrangements are recorded on an accrual basis for each eligible trade and shown net of commission revenue. The Company recognizes the soft dollar and commission recapture revenue on a net basis where the Company acts as an agent and on a gross basis where the Company is deemed to be the principal. Commission revenues also includes fees from making algorithms available to clients.

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

•
Equity and credit research fees. Equity and credit research fees are paid to the Company for providing equity and credit research. Revenue is recognized once an arrangement exists and access to research has been provided.

•
Trade conversion revenue. Trade conversion revenue includes fees earned from converting foreign securities into an American Depository Receipt (“ADR”) and fees earned from converting an ADR into foreign securities on behalf of customers, and margins earned from facilitating customer foreign exchange transactions. Trade conversion revenue is recognized on a trade-date basis.

Investment Income
Investment income earned by the investment management and investment bank segments are earned from investing the Company's capital in various strategies and from investments in private capital raising transactions of its investment banking clients.
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
Reimbursement from Affiliates
The Company allocates, at its discretion, certain expenses incurred on behalf of its private fund and real estate businesses. These expenses relate to the administration of such subsidiaries and assets that the Company manages for its funds. In addition, pursuant to the funds' offering documents, the Company charges certain allowable expenses to the funds, including charges and personnel costs for legal, compliance, accounting, tax compliance, risk and technology expenses that directly relate to administering the assets of the funds. Such expenses that have been reimbursed at their actual costs are included in the accompanying condensed consolidated statements of operations as employee compensation and benefits, professional, advisory and other fees, communications, occupancy and equipment, client services and business development and other expenses.
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

The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, including reported losses.  Estimated ultimate payment amounts are based upon (1) reports of losses from policyholders, (2) individual case estimates and (3) estimates of incurred but unreported losses.
Provisions for losses and loss adjustment expenses are charged to earnings after deducting amounts recovered and estimates of recoverable amounts and are included in other expenses on the condensed consolidated statements of operations.
Costs of acquiring new policies, which vary with and are directly related to the production of new policies, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting and are included within other assets in the condensed consolidated statements of financial condition.
The following table summarizes the impacts of adopting ASC Topic 606 on the Company’s condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Condition	As of March 31, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Assets
Fees receivable, net of allowance	$136,541	$6,399	$142,940
Other investments	157,293	(6,399)	150,894
Stockholders' equity	$758,787	$1,412	$760,199

Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Revenues
Investment banking	$97,988	$(4,063)	$93,925
Incentive income	16	2,307	2,323
Total revenues	251,384	(1,756)	249,628
Expenses
Underwriting expenses	4,063	(4,063)	—
Total expenses	250,286	(4,063)	246,223
Net gains (losses) on securities, derivatives and other investments	15,969	1,454	17,423
Net income (loss) attributable to Cowen Inc. common stockholders	$15,155	$853	$16,008

Condensed Consolidated Statements of Cash Flows	Three Months Ended March 31, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$28,009	$858	$28,867
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Net (gains) losses on securities, derivatives, and other investments	(7,924)	735	(7,189)
(Increase) decrease in operating assets:
Fees receivable, net of allowance	(30,996)	(781)	(31,777)
Net cash provided by / (used in) operating activities	(35,506)	812	(34,694)
Cash flows from investing activities:
Purchase of other investments	(11,475)	(812)	(12,287)
Net cash provided by / (used in) investing activities	$(5,395)	$(812)	$(6,207)

(a) The amounts reflected above represent items as they would have been reported prior to adoption of the new revenue standard.
Refer to Note 21, Segment Reporting, for revenues from contracts with customers disaggregated by major business activity.
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
As of April 1, 2018, the Company had assets under management of $10.8 billion, a 1.4% decrease as compared to assets under management of $11.0 billion as of January 1, 2018. The $0.2 billion decrease in assets under management during the three months ended March 31, 2018 primarily resulted from subscriptions in private funds, private healthcare and HealthCare Royalty Partners offset by greater distributions or redemptions in the private funds, real estate and private healthcare funds.
The following table is a breakout of total assets under management by platform as of April 1, 2018 (which excludes cross investments from other Ramius platforms):

	Platform
	Private Funds (a) (b) (g)	Alternative Solutions (a)	Cowen Trading Strategies (h)	Real Estate (a) (d) (i)	Healthcare Royalty Partners (c) (d) (i)	Private Healthcare (d) (i) (k)	Other (j)	Total
	(dollars in millions)
January 1, 2016	$5,590	$3,552	$95	$1,642	$2,409	$—	$34	$13,322
Subscriptions	1,537	—	—	—	—	—	—	1,537
Redemptions	(714)	(3,641)	(40)	(220)	(137)	—	(21)	(4,773)
Performance (e)	362	89	(3)	—	10	—	—	458
Net Return (f)	6.48%	2.51%	(3.16)%	—%	0.42%	—%	—%	3.44%
January 1, 2017	6,775	—	52	1,422	2,282	—	13	10,544
Subscriptions	823	—	163	583	—	—	51	1,799
Redemptions	(1,168)	—	(59)	—	(521)	—	—	(1,760)
Performance (e)	430	—	1	—	(26)	—	—	420
Net Return (f)	6.35%	—%	1.92%	—%	(1.14)%	—%	—%	3.98%
January 1, 2018	6,860	—	157	2,005	1,735	182	64	11,003
Subscriptions	503	—	—	—	66	124	—	693
Redemptions	(744)	—	—	(68)	—	(52)	—	(864)
Performance (e)	7	—	—	—	1	9	—	17
Net Return (f)	0.10%	—%	—%	—%	0.06%	—%	—%	0.15%
April 1, 2018	$6,626	$—	$157	$1,937	$1,802	$263	$64	$10,849

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

(b)
These amounts include the Company's invested capital of approximately $166.1 million, $160.9 million and $176.6 million as of April 1, 2018, January 1, 2018 and January 1, 2017, respectively (including interests in both a registered investment company and an Undertakings for Collective Investment Trust (UCITS), each of which pursues a private fund-style strategy). Assets under management amounts are as of January 1, 2018 and include approximately $502.6 million of committed but undrawn capital that will be charged fees when invested.

(c)	These amounts include the Company's invested capital of approximately $5.6 million, $5.6 million and $10.5 million as of April 1, 2018, January 1, 2018 and January 1, 2017, respectively.

(d)	This amount includes unfunded capital commitments.

(e)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(f)	Performance net returns are calculated on the platform as a whole. Net return of individual funds will vary.

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

(k)
The Company began managing a private healthcare fund in September 2015. This amount includes the Company’s investment of $37.1 million and $36.9 million as of April 1, 2018 and January 1, 2018, respectively. The Company owns 100% of the investment manager of the private healthcare business.

Fund Performance
For the quarter ended March 31, 2018 Cowen's investment strategies had mixed results, with its equity strategies delivering positive performance during a down quarter for both the Russell 2000 and the S&P 500.
Our activist strategy had positive performance for the quarter and outperformed the Russell 2000 Index, which was down slightly in the quarter.
The merger arbitrage strategy finished the quarter with modestly positive results, primarily due to spread tightening in one particular transaction. The UCITS Merger Fund, in partnership with Bank of America Merrill Lynch, also had positive performance for the year. The fund has met expectations for its more diversified portfolio since the July 2016 launch.
Our equity long/short affiliate, which follows a multi-sector approach with a focus on technology and consumer companies, finished the quarter with positive results, led by a strong January. Performance was driven primarily by alpha in its long equity investments.
Our healthcare royalty strategy’s third fund still remains in its investment period. Ongoing opportunities in the pharmaceutical and healthcare sectors remain robust and the team completed the largest financing in the strategy's history.
Our private health care portfolio team successfully held a second and final close for its second fund in February. That fund remains in its investment period, ending the quarter with four holdings and a solid pipeline of opportunities ahead. The fund is a medium-term vehicle with private equity drawdown features.
Our real estate affiliate raised assets for a private equity style real estate fund, which has just entered into its investment period. The sixth real estate debt fund is in its investment period.
The liquidation of the internally managed multi-strategy vehicles continues. The sale of a renewable energy asset partially funded a distribution to partners in January and real estate positions have been pared down.
Our options-based global macro strategy was discontinued by the end of January and the strategy is no longer traded on Cowen's investment management platform.
Invested Capital
The Company invests a significant portion of its capital base to help drive results and facilitate the growth of its investment management and investment bank businesses. Management allocates capital to three primary investment categories: (i) trading strategies; (ii) merchant banking investments; and (iii) real estate investments. The Company seeks to make strategic and opportunistic investments in varying capital structures across a diverse array of businesses, private funds and mutual funds. Much of the Company's trading strategy portfolio is invested alongside the Company's investment management clients and includes liquid investment strategies such as corporate credit trading, event driven, macro trading, and enhanced cash management. Within its merchant banking investments, management generally takes a long-term view that typically involves investing directly in public and private companies globally, private equity funds and alongside its investment management clients. In addition, from time to time the Company makes investments in private capital raising transactions of its investment banking clients. The Company's real estate investment strategy focuses on making investments alongside the investment management clients invested in the RCG Longview funds, as well as in direct investments in commercial real estate projects.
As of March 31, 2018, the Company's invested capital amounted to a net value of $678.2 million (supporting a long market value of $1,063.8 million), representing approximately 89% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of March 31, 2018. The net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of March 31, 2018 because they are included in various line items of the accompanying condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$492.6	65%
Merchant Banking	140.8	19%
Real Estate	44.8	6%
Total	678.2	89%
Stockholders' Equity	$758.8	100%
The allocations shown in the table above will change over time.
Results of Operations
To provide comparative information of the Company's operating results for the periods presented, a discussion of Economic Income (Loss) (which is a non-GAAP measure) of our investment management and investment bank segments follows the discussion of our total consolidated US GAAP results. Economic Income (Loss) reflects, on a consistent basis for all periods presented in the Company's condensed consolidated financial statements, income earned from the Company's funds and managed accounts and from its own invested capital. Economic Income (Loss) excludes certain adjustments required under US GAAP. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Segment Analysis and Economic Income (Loss),” and Note 21 to the accompanying Company's condensed consolidated financial statements, appearing elsewhere in this Form 10-Q, for a reconciliation of Economic Income (Loss) to total Company US GAAP net income (loss).
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

	Condensed Consolidated Statements of Operations
	Three Months Ended March 31,		Period to Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$97,988	$36,553	$61,435	168%
Brokerage	105,733	50,534	55,199	109%
Management fees	7,417	8,708	(1,291)	(15)%
Incentive income	16	546	(530)	(97)%
Interest and dividends	25,954	5,089	20,865	410%
Reimbursement from affiliates	377	1,652	(1,275)	(77)%
Aircraft lease revenue	715	1,059	(344)	(32)%
Reinsurance premiums	8,647	7,089	1,558	22%
Other revenues	1,336	1,400	(64)	(5)%
Consolidated Funds revenues	3,201	2,341	860	37%
Total revenues	251,384	114,971	136,413	119%
Expenses
Employee compensation and benefits	135,140	76,673	58,467	76%
Interest and dividends	24,540	9,930	14,610	147%
Reinsurance claims, commissions and amortization of deferred acquisition costs	8,731	6,178	2,553	41%
Operating, general, administrative and other expenses	76,219	39,601	36,618	92%
Depreciation and amortization expense	3,225	3,028	197	7%
Consolidated Funds expenses	2,431	4,963	(2,532)	(51)%
Total expenses	250,286	140,373	109,913	78%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	15,969	26,056	(10,087)	(39)%
Consolidated Funds net gains (losses)	17,865	13,346	4,519	34%
Total other income (loss)	33,834	39,402	(5,568)	(14)%
Income (loss) before income taxes	34,932	14,000	20,932	(150)%
Income tax expense (benefit)	6,923	1,911	5,012	(262)%
Net income (loss)	28,009	12,089	15,920	(132)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	11,156	9,105	2,051	23%
Net income (loss) attributable to Cowen Inc.	16,853	2,984	13,869	(465)%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$15,155	$1,286	$13,869	(1,078)%
Revenues
Investment Banking
Investment banking revenues increased $61.4 million to $98.0 million for the three months ended March 31, 2018 compared with $36.6 million in the prior year period. During the three months ended March 31, 2018, the Company completed

36 underwriting transactions, five strategic advisory transactions and one debt capital market transaction. During the three months ended March 31, 2017, the Company completed 23 underwriting transactions and two strategic advisory transactions. The average underwriting fee per transaction was 65.8% greater for the three months ended March 31, 2018 as compared to the prior year period.
Brokerage
Brokerage revenues increased $55.2 million to $105.7 million for the three months ended March 31, 2018 compared with $50.5 million in the prior year period. This was attributable to an increase in revenues due to the acquisition of Convergex Group in June 2017 and increased revenue in our options and prime brokerage businesses. Customer trading volumes across the industry (according to Bloomberg) increased 11% for the three months ended March 31, 2018 compared to the prior year period.
Management Fees
Management fees decreased $1.3 million to $7.4 million for the three months ended March 31, 2018 compared with $8.7 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the healthcare royalty business.
Incentive Income
Incentive income decreased $0.5 million to an immaterial amount for the three months ended March 31, 2018, compared with $0.5 million in the prior year period. This decrease was related to the new revenue recognition standards, effective January 1, 2018, for which the Company now recognizes the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments.
Interest and Dividends
Interest and dividends increased $20.9 million to $26.0 million for the three months ended March 31, 2018 compared with $5.1 million in the prior year period. This was primarily attributable to securities financing activities related to the June 2017 acquisition of Convergex Group and debt issued during 2014 and 2017.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $1.3 million to $0.4 million for the three months ended March 31, 2018 compared with $1.7 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft Lease Revenues
Aircraft lease revenues decreased to $0.7 million for the three months ended March 31, 2018 compared to $1.1 million in the prior year period. This decrease was related to the sale of one plane during the third quarter of 2017.
Reinsurance Premiums
Reinsurance premiums increased $1.6 million to $8.6 million for the three months ended March 31, 2018 compared with $7.1 million in the prior year period. This increase reflects premiums earned in the first quarter of 2018 from additional policies that were written in late 2017 whose premiums were unearned as of December 31, 2017.
Other Revenues
Other revenues decreased $0.1 million to $1.3 million for the three months ended March 31, 2018 compared with $1.4 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues increased $0.9 million to $3.2 million for the three months ended March 31, 2018 compared with $2.3 million in the prior year period. The increase is due to interest and dividends income from the consolidated funds.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $58.5 million to $135.1 million for the three months ended March 31, 2018 compared with $76.7 million in the prior year period. The increase is primarily due to $136.4 million higher total revenues offset partially by $5.6 million less other income (loss) during 2018 as compared to 2017 resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 47% for the three months ended March 31, 2018, compared with 50% in the prior year period.

Interest and Dividends
Interest and dividends expenses increased $14.6 million to $24.5 million for the three months ended March 31, 2018 compared with $9.9 million in the prior year period. This was primarily attributable to securities finance activities related to the June 2017 acquisition of Convergex Group.
Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses increased $2.6 million to $8.7 million for the three months ended March 31, 2018 compared with $6.2 million in the prior year period. This increase was due to additional reinsurance policies the Company entered into in late 2017
General, Administrative and Other Expenses
General, administrative and other expenses increased $36.6 million to $76.2 million for the three months ended March 31, 2018 compared with $39.6 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees and increased occupancy costs, which are mostly related to the acquisition of Convergex Group during June 2017.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $0.2 million to $3.2 million for the three months ended March 31, 2018 compared with $3.0 million in the prior year period. The increase is primarily related to an increase in amortization of intangible assets related to the acquisition of Convergex in June 2017.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $2.5 million to $2.4 million for the three months ended March 31, 2018 compared with $5.0 million in the prior year period. The decrease is due to decreased interest and dividends expense in one of the consolidated funds.
Other Income (Loss)
Other income (loss) decreased $5.6 million to $33.8 million for the three months ended March 31, 2018 compared with $39.4 million in the prior year period. The decrease primarily relates to decreases performance of the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $5.0 million to $6.9 million for the three months ended March 31, 2018 compared with an income tax expense of $1.9 million in the prior year period. This increase is primarily attributable to the Company's increased pre-tax book income, partially offset by the impact of the new reduced statutory Federal tax rate enacted as part of the Tax Cuts and Jobs Act of 2017.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased $2.1 million to $11.2 million for the three months ended March 31, 2018 compared with $9.1 million in the prior year period. The increase was primarily the result of an increase in income earned by the event driven and private healthcare consolidated funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
Segment Analysis and Economic Income (Loss)
Segments
The Company conducts its operations through two segments: an investment management segment and an investment bank segment.
For the three months ended March 31, 2018 and 2017, the Company's investment management segment includes private funds, managed accounts, commodity pools, real estate funds, private equity structures, registered investment companies and listed vehicles operating results and other investment platforms operating results.
For the three months ended March 31, 2018 and 2017, the Company's investment bank segment includes investment banking, research, sales and trading, prime brokerage, global clearing and commission management services businesses' operating results.
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
In general, Economic Income (Loss) is a pre-tax measure that (i) eliminates the impact of consolidation for consolidated funds and excludes (ii) goodwill and intangible impairment (iii) certain other transaction-related adjustments and/or reorganization expenses (iv) certain costs associated with debt and (v) preferred stock dividends. In addition, Economic Income (Loss) revenues include investment income that represents the income the Company has earned in investing its own capital, including realized and unrealized gains and losses, interest and dividends, net of associated investment related expenses. For US GAAP purposes, these items are included in each of their respective line items. Economic Income (Loss) revenues also include management fees, incentive income and investment income earned through the Company's investment as a general partner in certain real estate entities and the Company's investment in the activist business and certain funds. For US GAAP purposes, all of these items, are recorded in other income (loss). Economic Income (Loss) recognizes incentive fees during periods when the fees are not yet crystallized for US GAAP reporting. In addition, Economic Income (Loss) expenses are reduced by reimbursement from affiliates, which for US GAAP purposes is presented gross as part of revenue.
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
Our investment bank segment generates Economic Income (Loss) revenues through two principal sources: investment banking and brokerage. The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small- and mid-capitalization companies within the Company's Target Sectors: healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation. The Company's brokerage revenues consist of commissions, principal transactions and fees paid for equity and credit research and trade conversion. Cowen's investment bank segment also offers a full-service suite of prime brokerage services. Management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. The Company derives its brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. The majority of the Company's trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage revenue in the accompanying condensed consolidated statement of operations.
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

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

	Three Months Ended March 31,						Total Period-to-Period
	2018			2017
	Investment Management	Investment Bank	Total	Investment Management	Investment Bank	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$93,924	$93,924	$—	$36,553	$36,553	$57,371	157%
Brokerage	—	114,071	114,071	—	52,313	52,313	61,758	118%
Management fees	12,355	771	13,126	13,145	801	13,946	(820)	(6)%
Incentive income (loss)	5,197	—	5,197	3,060	—	3,060	2,137	70%
Investment income (loss)	11,896	2,405	14,301	15,149	6,477	21,626	(7,325)	(34)%
Other income (loss)	361	527	888	819	285	1,104	(216)	(20)%
Total economic income revenues	$29,809	$211,698	$241,507	$32,173	$96,429	$128,602	$112,905	88%
Economic Income (Loss)
Total Economic Income (Loss) was $24.1 million for the three months ended March 31, 2018, an increase of $18.6 million compared to Economic Income (Loss) which was $5.5 million in the prior year period.
Total Economic Income (Loss) revenues were $241.5 million for the three months ended March 31, 2018, an increase of $112.9 million compared to Economic Income (Loss) revenues of $128.6 million in the prior year period. This was related to an increase in investment banking and brokerage activity and an increase in incentive income.
Investment Management Segment Revenues
Investment management segment Economic Income (Loss) revenues were $29.8 million for the three months ended March 31, 2018, a decrease of $2.4 million compared to Economic Income (Loss) revenues of $32.2 million in the prior year period.
Management Fees.    Management fees for the segment decreased $0.8 million to $12.4 million for the three months ended March 31, 2018 compared with $13.1 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the healthcare royalty business.
Incentive Income (Loss).    Incentive income for the segment increased $2.1 million to $5.2 million for the three months ended March 31, 2018 compared with $3.1 million in the prior year period. This increase was related to an increase in performance fees from the event driven, activist and private healthcare businesses offset partially by a decrease from the multi-strategy business.
Investment Income (Loss).    Investment income for the segment decreased $3.3 million to income of $11.9 million for the three months ended March 31, 2018 compared with $15.1 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment decreased $0.5 million to $0.4 million for the three months ended March 31, 2018 compared with $0.8 million in the prior year period.
Investment Bank Segment Revenues
Investment bank segment Economic Income (Loss) revenues were $211.7 million for the three months ended March 31, 2018, an increase of $115.3 million compared with Economic Income (Loss) revenues of $96.4 million in the prior year.
Investment Banking.    Investment banking revenues increased $57.4 million to $93.9 million for the three months ended March 31, 2018 compared with $36.6 million in the prior year period. During the three months ended March 31, 2018, the Company completed 36 underwriting transactions, five strategic advisory transactions and one debt capital market transaction. During the three months ended March 31, 2017, the Company completed 23 underwriting transactions and two strategic advisory transactions. The average underwriting fee per transaction was 57.8% greater for the three months ended March 31, 2018 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $61.8 million to $114.1 million for the three months ended March 31, 2018, compared with $52.3 million in the prior year period. This was attributable to an increase in revenues due to the acquisition of Convergex Group in June 2017 and increased revenue in our options and prime brokerage businesses. Customer trading volumes across the industry (according to Bloomberg) increased 11% for the three months ended March 31, 2018 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment decreased $4.1 million to $2.4 million for the three months ended March 31, 2018, compared with $6.5 million in the prior year period.
Other Income (Loss).    Other income (loss) for the segment increased $0.2 million to $0.5 million for the three months ended March 31, 2018, compared with $0.3 million in the prior year period.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $92.2 million to $209.3 million for the three months ended March 31, 2018, compared with $117.2 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $59.2 million to $134.1 million for the three months ended March 31, 2018 compared with $75.0 million in the prior year period. The increase is due to $112.9 million higher revenues during 2017 as compared to 2016 which resulted in a higher compensation and benefits accrual. The compensation to revenue ratio was 56% for the three months ended March 31, 2018 compared with 58% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $10.9 million to $34.7 million for the three months ended March 31, 2018 compared with $23.8 million in the prior year period. The increase is primarily related to the acquisition of Convergex Group during June 2017.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Period-to-Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$7,548	$4,714	$2,834	60%
Professional, advisory and other fees	5,753	3,927	1,826	46%
Occupancy and equipment	9,481	6,664	2,817	42%
Service fees	5,166	2,590	2,576	99%
Expenses from equity investments	2,876	2,763	113	4%
Other	3,852	3,167	685	22%
Total	$34,676	$23,825	$10,851	46%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.4 million to $3.0 million for the three months ended March 31, 2018 compared with $2.6 million in the prior year period.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $21.6 million to $38.0 million for the three months ended March 31, 2018 compared with $16.4 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, related to the acquisition of Convergex Group during June 2017.
The following table shows the components of the non-compensation expenses—variable, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Period-to-Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$28,626	$7,448	$21,178	284%
HealthCare Royalty Partners syndication costs	132	132	—	—%
Expenses related to Luxembourg companies	771	862	(91)	(11)%
Marketing and business development	7,891	7,542	349	5%
Other	567	420	147	35%
Total	$37,987	$16,404	$21,583	132%

Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the investment management segment decreased $0.2 million to $0.4 million for the three months ended March 31, 2018 compared to $0.6 million in the prior year period.
Interest expense
Interest expense increased $1.6 million to $6.0 million for the three months ended March 31, 2018 compared with $4.3 million in the prior year period. Interest expense primarily relates to debt issued during 2014 and 2017.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests increased by $0.5 million to $2.2 million for the three months ended March 31, 2018 compared with $1.6 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2018, we had cash and cash equivalents of $117.7 million and net liquid investment assets of $475.0 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of March 31, 2018 of $35.0 million. The Company continues to permanently reinvest the capital and accumulated earnings of its United Kingdom and Hong Kong subsidiaries.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At March 31, 2018, we had security deposits totaling $101.4 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of March 31, 2018:

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$20.5	(a)
HealthCare Royalty Partners funds (b)	5.2	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.4	6 years
Lagunita Biosciences, LLC	1.8	3 years
Eclipse Fund II, L.P.	0.8	7 years
Eclipse Continuity Fund I, L.P.	0.6	8 years
Cowen Healthcare Investments II	15.3	3 years
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
Cowen Execution is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”) and Options Clearing Corporation (“OCC”) Rule 302. Regulation 1.17 requires Cowen Execution to maintain net capital equal to or in excess of $45,000 or the amount of net capital required by Rule 15c3-1, whichever is greater. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At March 31, 2018, the Company had $108.1 million of net capital in excess of this minimum requirement.
Ramius UK, Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the FCA of the U.K. Financial Resources, as defined, must exceed the requirement of the FCA.
As of March 31, 2018, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$105.5	$1.0	$104.5
Cowen Execution	$109.8	$1.7	$108.1
ATM Execution	$2.3	$0.3	$2.0
Cowen Prime	$15.5	$0.3	$15.2
Westminster	$14.0	$0.3	$13.7
Ramius UK	$0.2	$0.1	$0.1
Cowen International Ltd	$14.2	$8.4	$5.8
Cowen Execution Ltd	$5.1	$3.4	$1.7
Cowen and Company, Cowen Prime and ATM Execution claim exemption from SEC Rule 15c3-3 subparagraph (k)(2)(ii) of the Securities Exchange Act of 1934 since Cowen and Company and Cowen Prime clear certain of their securities transactions and ATM clears all of its securities transactions on a fully disclosed basis and promptly transmit customer funds and securities to the clearing broker-dealer that carries the introduced accounts. Cowen and Company, Cowen Prime and Westminster claim exemption from SEC Rule 15c3-3 subparagraph (k)(2)(i) of the Securities Exchange Act of 1934 since Cowen and Company and Cowen Prime conduct certain of their securities transactions with their customers and Westminster conducts primarily all of its financial transactions with its customers through a bank account designated as Special Account for the Exclusive Benefit of Customers.
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account, cash or acceptable qualified securities for the exclusive benefit of customers. As of March 31, 2018, Cowen Execution had segregated approximately $30 million of cash, while its required deposit was $23 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB”), as defined in SEC Rule 15c3-3. PAB calculation is completed to allow each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its assets held by Cowen Execution as allowable assets in the correspondent's net capital calculation. At March 31, 2018, Cowen Execution had $30.1 million of cash on deposit in special reserve bank accounts for PAB, which was in excess of its required deposit of $24 million.
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
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of March 31, 2018 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of March 31, 2018. RCG Insurance Company’s capital and surplus as of March 31, 2018 totaled approximately $27.8 million.
Cash Flows Analysis

The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash used by operating activities of $35.5 million for the three months ended March 31, 2018 was primarily related to (i) an increase in securities borrowed and payments to cover securities sold, not yet purchased, at fair value partially offset by proceeds from sales of securities sold, not yet purchased, at fair value. Net cash used in operating activities of $53.4 million the three months ended March 31, 2017 was primarily related to cash used to pay for year end bonuses and a decrease in payable to brokers offset partially by sales of securities owned, at fair value.
Investing Activities.    Net cash used in investing activities of $5.4 million for the three months ended March 31, 2018 was primarily related to loans issued and purchases of other investments partially offset by proceeds from sales of other investments. Net cash provided by investing activities of $12.3 million for the three months ended March 31, 2017 was primarily related to sales of other investments offset partially by purchases of other investments.
Financing Activities.    Net cash provided by financing activities for the three months ended March 31, 2018 of $40.6 million was primarily related to borrowings on notes and other debt partially offset by capital withdrawals to non-controlling interests in Consolidated Funds. Net cash provided by financing activities for the three months ended March 31, 2017 of $9.4 million was primarily related to contributions from non-controlling interests in consolidated funds.
Debt
Convertible Debt
2022 Convertible Notes
The Company, on December 14, 2017, issued $135.0 million aggregate principal amount of 3.00% convertible senior notes due 2022 (the “2022 Convertible Notes”). The 2022 Convertible Notes are due on December 15, 2022 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such date. The interest on the 2022 Convertible Notes is payable semi-annually on December 15 and June 15 of each year. The 2022 Convertible Notes are senior unsecured obligations of Cowen. The 2022 Convertible Notes may be converted into cash or shares of Class A common stock at the Company's election based on the current conversion price. The 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen’s Class A common stock.
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due 2019 (the "2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of March 31, 2018, the outstanding balance of the 2022 Convertible Notes was $110.7 million.
The Company recorded interest expense of $1.0 million for the three months ended March 31, 2018. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.0 million for the three months ended March 31, 2018, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.1 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2022 Convertible Notes.
2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "2019 Convertible Notes"). The 2019 Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the 2019 Convertible Notes is payable semi-annually on March 15 and September 15 of each year. The 2019 Convertible Notes are senior unsecured obligations of the Company. The 2019 Convertible Notes may be converted into cash, upon the occurrence of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The 2019 Convertible Notes were issued with an initial conversion price of $21.32 per share (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). During December 2017, the Company repurchased and extinguished $115.1 million of the outstanding balance of the 2019 Convertible Notes. As of March 31, 2018 , the outstanding balance of the 2019 Convertible Notes was $32.3 million.
The Company recorded interest expense of $0.5 million and $1.1 million for the three months ended March 31, 2018, and 2017, respectively. The initial unamortized discount on the 2019 Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.5 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively, based on an effective interest rate of 8.89%. The Company capitalized the debt issuance costs in the amount of $0.9 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2019 Convertible Notes. In conjunction with the partial extinguishment of the 2019 Convertible Notes, the Company accelerated the pro-rata unamortized discount and capitalized debt issuance costs.
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
Note Payable
2027 Notes
On December 8, 2017, the Company completed its public offering of $120 million of 7.35% senior notes due 2027 (the “2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the 2027 Notes. Interest on the 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million for the three months ended March 31, 2018. The Company capitalized debt issuance costs of approximately $5.1 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due 2021 (the "2021 Notes") and for general corporate purposes.
Pledge Line
The Company borrows on its secured pledge line to obtain funding necessary to cover daily securities settlements with clearing corporations (see Note 24). Borrowings have an interest rate of the Federal Reserve's overnight bank funding rate plus 1.00%. As of March 31, 2018, the outstanding balance on the Company's pledge line was $85.7 million and was fully repaid in April 2018. Interest expense for the three months ended March 31, 2018 was insignificant.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 29, 2018. The loan is secured by the value of the Company's limited partnership interests in two affiliated funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million for the three months ended March 31, 2018.
Other Notes Payable
During January 2018, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 2.01% and is due on December 31, 2018, with monthly payment requirements of $0.2 million. As of March 31, 2018, the outstanding balance on this note payable was $1.5 million. Interest expense for the three months ended March 31, 2018 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and other debt in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from January 2019 to April 2021 and interest rates ranged from 4.21% to 7.25%. As of March 31, 2018 and December 31, 2017, the remaining balance on the aircraft financing agreements was $7.8 million and $8.2 million, respectively. Interest expense was $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.
Capital Lease Obligations
The Company has entered into seven capital leases for computer equipment, which amounted to$7.3 million and is recorded in fixed assets as capital lease obligations. These capital lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 3.70% to 5.69%. As of March 31, 2018, the remaining balance on these capital leases was $3.9 million. Interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2018, and 2017, respectively.
Letters of Credit

As of March 31, 2018, the Company has the following eight irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged as collateral, $8.9 million, as of March 31, 2018, and $11.8 million, as of December 31, 2017, anticipated to be due March 2021, for reinsurance agreements.

Location	Amount	Maturity
	(dollars in thousands)
Connecticut	$65	September 2018
Boston	$385	March 2019
New York	$356	April 2018
New York	$70	May 2018
New York	$496	October 2018
New York	$2,249	October 2018
New York	$1,611	November 2018
San Francisco	$712	January 2019
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2018 and December 31, 2017, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of March 31, 2018:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment/Aircraft Leases, Service Payments and Facility Leases
Real Estate	$95,588	$19,524	$39,144	$29,566	$7,354
Service Payments	39,515	16,941	18,067	3,037	1,470
Equipment leases	4,616	1,699	1,704	1,213	—
Aircraft	1,680	945	735	—	—
Total	141,399	39,109	59,650	33,816	8,824
Debt
Convertible Debt	190,652	4,577	42,975	143,100	—
Note Payable	236,894	7,607	20,286	20,286	188,715
Term Loan	28,551	28,551	—	—	—
Other Notes Payable	10,308	3,023	4,773	2,512	—
Total	$466,405	$43,758	$68,034	$165,898	$188,715
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
The fund is currently winding-down as of March 31, 2018 and the clawback obligations were $6.2 million (see Note 6 to the Company's condensed consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of March 31, 2018, are as follows:

	Convertible Debt	Note Payable	Term Loan	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2018	$4,577	$7,607	$28,551	$3,023	$1,562
2019	38,925	10,143	—	3,410	802
2020	4,050	10,143	—	1,363	724
2021	4,050	10,143	—	2,512	724
2022	139,050	10,143	—	—	491
Thereafter	—	188,715	—	—	—
Subtotal	190,652	236,894	28,551	10,308	4,303
Less (a)	(47,690)	(103,769)	(390)	(976)	(355)
Total	$142,962	$133,125	$28,161	$9,332	$3,948

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of March 31, 2018. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
Cowen and Company, Cowen Prime, Cowen Execution and ATM Execution are members of various securities exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the various securities exchanges and clearing organizations, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable. Accordingly, no contingent liability is carried in the accompanying condensed consolidated statements of financial condition for these arrangements.
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
In accordance with these standards, the Company consolidates five funds for which it acts (or acted) as the general partner and investment manager. As of or during the three months ended March 31, 2018 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), Cowen Healthcare Investments Fund II LP ("Cowen Healthcare II") (through January 31,

2018 when it was deconsolidated upon the final closing of Cowen Healthcare II), and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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
Other—If the Company does not consolidate an entity or apply the equity method of accounting, the Company accounts for such entities (primarily, all securities of such entity which are bought and held principally for the purpose of selling them in the near term as trading securities) in accordance with US GAAP, at fair value with unrealized gains (losses) resulting from changes in fair value reflected within net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
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
Revenue recognition
Effective January 1, 2018, the Company adopted ASC Topic 606 Revenue from Contracts with Customers ("ASC Topic 606"). The new revenue recognition guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The Company applied the modified retrospective method of adoption which resulted in a cumulative adjustment of $0.6 million to retained earnings as of January 1, 2018. Reported financial results for historic periods in were not restated and are reported under the accounting standards in effect during the historic period. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for discussions related to the Company's previous revenue recognition policies.
Our principle sources of revenue are derived from two segments: an investment management segment and an investment bank segment, as more fully described below. The new revenue recognition guidance does not apply to revenue associated with financial instruments, interest income and expense, leasing and insurance contracts. The following is a description of principal activities, separated by reportable segments, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 21.
Investment Management
Our investment management segment generates revenue through three principle sources: management fees, incentive income and investment income from the Company's own capital. The investment income was excluded from the new revenue recognition guidance, therefore there are no changes associated with the adoption of the new guidance.
Management fees
The Company earns management fees from affiliated private funds and certain managed accounts for which it serves as the investment manager; such fees earned are based on assets under management. The management fees are earned as the investment management services are provided and are not subject to reversals.
Several management companies of the private funds are owned jointly by the Company and third parties. Accordingly, the management fees generated by these funds are split between the Company and these third parties based on the proportionate ownership of the management company. Pursuant to US GAAP, these fees received by the management companies are accounted for under the equity method of accounting and are reflected under net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations.
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

•
HealthCare Royalty Partners. For HealthCare Royalty Partners main funds, during the investment period (as defined in the relevant partnership agreements), management fees are generally charged at an annual rate of 1% to 2% of committed capital. After the investment period, management fees for these funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the funds. For the other funds (and managed accounts) managed by HealthCare Royalty Partners, the management fees range from 0.2% to 1% and there is no adjustment based on an investment period. Management fees for the HealthCare Royalty Partners funds are calculated on a quarterly basis.

•	Cowen Trading Strategies. Advisory fees for the Company's collateral management advisory business are typically paid quarterly based on assets under management, generally subject to a minimum fee.
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management agreements) with respect to certain of the Company's funds and managed accounts. The incentive income is either allocated to the Company or is charged to the funds in accordance with their respective investment management agreements. For the products the Company offers, incentive income earned is typically up to 20% for private funds (in certain cases on performance in excess of a benchmark) of the net profits earned for the full year that are attributable to each fee-paying investor.

With the adoption of ASC Topic 606, the Company has applied an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model as net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. The Company previously recognized these amounts as incentive income. This accounting change did not change the timing or amount of revenue recognized. Under the equity method of accounting the Company will recognize its allocations of incentive income or carried interest within net gains (losses) along with the allocations proportionate to the Company’s ownership interests in the funds.
The Company recognizes incentive income charged to the funds based on the net profits of the funds. The Company recognizes such incentive income when the fees are no longer subject to reversal or are crystalized. For a majority of the funds, the incentive fee crystallizes annually when the high-water mark for such funds is reset, which delays recognition of the incentive fee until year end.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to such investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.”
The management companies of the real estate funds and HealthCare Royalty Partners funds are private companies and therefore have not adopted the new revenue recognition guidance. Generally, incentive income on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income in the HealthCare Royalty Partners funds is generally earned only after investors receive a full return of their capital plus a preferred return. With the adoption of ASC Topic 606, the Company will now recognize incentive income at the end of the performance period.
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
Investment Bank
Investment Banking
The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small- and mid-capitalization companies within the Company's Target Sectors.
Investment banking revenue consists of underwriting fees, strategic/financial advisory fees and placement and sales agent fees.

•
Underwriting fees. The Company earns underwriting fees in securities offerings in which the Company acts as an underwriter, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible security offerings. Fee revenue relating to underwriting commitments is recorded at the point in time when all significant items relating to the underwriting process have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of securities from the issuer; and (iii) the Company has been informed of the number of securities that it has been allotted.

Underwriting fees are recognized gross of transaction-related expenses, such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

•
Strategic/financial advisory fees. The Company's strategic advisory revenues include success fees earned in connection with advising companies, principally in mergers, acquisitions and restructuring transactions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues at the point in time, gross of related expenses, when the services for the transactions are completed under the terms of each assignment or engagement.

•
Placement and sales agent fees. The Company earns agency placement fees and sales agent commissions in non-underwritten transactions, such as private placements of loans and debt and equity securities, including, private investment in public equity transactions (“PIPEs”), and as sales agent in at-the-market offerings of equity securities. The Company records placement revenues (which may be in cash and/or securities) at the point in time when the services for the transactions are completed under the terms of each assignment or engagement. The Company records sales agent commissions on a trade-date basis.

Brokerage
Brokerage revenue consists of commissions, principal transactions, equity and credit research fees and trade conversion revenue.

•
Commissions. Commission revenue includes fees from executing and clearing client transactions and commission sharing arrangements. These fees are recognized on a trade-date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as "soft dollar arrangements". Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis. The costs of commission recapture arrangements are recorded on an accrual basis for each eligible trade and shown net of commission revenue. The Company recognizes the soft dollar and commission recapture revenue on a net basis where the Company acts as an agent and on a gross basis where the Company is deemed to be the principal. Commission revenues also includes fees from making algorithms available to clients.

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

•
Equity and credit research fees. Equity and credit research fees are paid to the Company for providing equity and credit research. Revenue is recognized once an arrangement exists and access to research has been provided.

•
Trade conversion revenue. Trade conversion revenue includes fees earned from converting foreign securities into an American Depository Receipt (“ADR”) and fees earned from converting an ADR into foreign securities on behalf of customers, and margins earned from facilitating customer foreign exchange transactions. Trade conversion revenue is recognized on a trade-date basis.

Investment Income
Investment income earned by the investment management and investment bank segments are earned from investing the Company's capital in various strategies and from investments in private capital raising transactions of its investment banking clients.
The following table summarizes the impacts of adopting ASC Topic 606 on the Company’s condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Condition	As of March 31, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Assets
Fees receivable, net of allowance	$136,541	$6,399	$142,940
Other investments	157,293	(6,399)	150,894
Stockholders' equity	$758,787	$1,412	$760,199

Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Revenues
Investment banking	$97,988	$(4,063)	$93,925
Incentive income	16	2,307	2,323
Total revenues	251,384	(1,756)	249,628
Expenses
Underwriting expenses	4,063	(4,063)	—
Total expenses	250,286	(4,063)	246,223
Net gains (losses) on securities, derivatives and other investments	15,969	1,454	17,423
Net income (loss) attributable to Cowen Inc. common stockholders	$15,155	$853	$16,008

Condensed Consolidated Statements of Cash Flows	Three Months Ended March 31, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$28,009	$858	$28,867
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Net (gains) losses on securities, derivatives, and other investments	(7,924)	735	(7,189)
(Increase) decrease in operating assets:
Fees receivable, net of allowance	(30,996)	(781)	(31,777)
Net cash provided by / (used in) operating activities	(35,506)	812	(34,694)
Cash flows from investing activities:
Purchase of other investments	(11,475)	(812)	(12,287)
Net cash provided by / (used in) investing activities	$(5,395)	$(812)	$(6,207)
(a) The amounts reflected above represent items as they would have been reported prior to adoption of the new revenue standard.
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 16 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2018 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended March 31, 2018.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2018, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2018.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2018.
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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended March 31, 2018.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of

Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court has been lifted, and the case is proceeding in the District Court. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2018, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $161.9 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended March 31, 2018, the Company repurchased 539,800 shares, at an average price of $14.05 per share, of Cowen Class A stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended March 31, 2018. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (January 1, 2018 – January 31, 2018)
Common stock repurchases(1)	—	$—	—	$1,430,297
Employee transactions(2)	14,602	14.14	—	—
Total	14,602	$14.14	—

Month 2 (February 1, 2018 – February 28, 2018)
Common stock repurchases(1)	539,800	$14.05	539,800	$17,415,810
Employee transactions(2)	4,400	13.18	—	—
Other (3)	112,239	14.03	—	—
Total	656,439	$14.04	—

Month 3 (March 1, 2018 – March 31, 2018)
Common stock repurchases(1)	—	$—	—	$17,415,810
Employee transactions(2)	324,793	14.30	—	—
Total	324,793	$14.30	—

Total (January 1, 2018 – March 31, 2018)
Common stock repurchases(1)	539,800	$14.05	539,800	$17,415,810
Employee transactions(2)	343,795	14.28	—	—
Other (3)	112,239	14.03	—	—
Total	995,834	$14.13	539,800

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $161.9 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

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

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chief Executive Officer

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	April 30, 2018	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

E - 1