Form 10-Q
period 2018-06-30
COWEN INC.
filed 2018-08-01
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
As of July 31, 2018, there were 29,609,472 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended June 30, 2018.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2018 and 2017. The Consolidated Financial Statements as of December 31, 2017 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
Assets	As of June 30, 2018	As of December 31, 2017
Cash and cash equivalents	$207,708	$130,052
Cash collateral pledged	15,513	17,888
Segregated cash	95,309	116,268
Securities owned, at fair value	519,688	673,221
Receivable on derivative contracts, at fair value	25,196	69,177
Securities borrowed	548,121	443,148
Other investments	169,897	141,548
Deposits with clearing organizations, brokers and banks	94,656	93,996
Receivable from brokers, dealers and clearing organizations	667,880	508,178
Receivable from customers, net of allowance of $577 and $1,550, respectively	55,212	49,891
Fees receivable, net of allowance of $2,271 and $1,736, respectively	138,462	111,784
Due from related parties	32,826	34,814
Fixed assets, net of accumulated depreciation and amortization of $31,617 and $28,355, respectively	38,020	40,496
Goodwill	60,678	60,678
Intangible assets, net of accumulated amortization of $35,783 and $33,081, respectively	27,253	29,955
Deferred tax asset, net	105,370	116,323
Other assets	73,302	88,268
Consolidated Funds
Cash and cash equivalents	13,027	21,988
Securities owned, at fair value	109,088	165,916
Receivable on derivative contracts, at fair value	1,638	2,520
Other investments	389,798	374,111
Receivable from brokers	8,938	5,644
Other assets	292	388
Total Assets	$3,397,872	$3,296,252
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$210,431	$342,527
Payable for derivative contracts, at fair value	23,874	42,750
Securities loaned	434,466	456,831
Payables to brokers, dealers and clearing organizations	240,643	252,153
Payable to customers	520,566	352,467
Commission management payable	92,172	70,451
Compensation payable	129,938	150,206
Notes payable and other debt	272,602	173,458
Convertible debt	131,683	141,502
Fees payable	23,609	8,047
Due to related parties	574	570
Accounts payable, accrued expenses and other liabilities	105,167	96,533
Consolidated Funds
Payable for derivative contracts, at fair value	1,045	7,130
Payable to brokers	1,992	751
Capital withdrawals payable	3,557	11,931
Accounts payable, accrued expenses and other liabilities	279	322
Total Liabilities	$2,192,598	$2,107,629

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
	As of June 30, 2018	As of December 31, 2017
(continued)
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests	$412,067	$440,604
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of June 30, 2018 (aggregate liquidation preference of $120,750,000) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of as of December 31, 2017 (aggregate liquidation preference of $120,750,000), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 43,205,051 shares issued and 29,609,472 outstanding as of June 30, 2018 and 62,500,000 shares authorized, 41,765,296 shares issued and 29,632,020 outstanding as of December 31, 2017, respectively (including 165,268 and 191,962 restricted shares, respectively)	324	324
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,052,717	1,004,664
(Accumulated deficit) retained earnings	(51,819)	(70,116)
Accumulated other comprehensive income (loss)	(7)	(8)
Less: Class A common stock held in treasury, at cost, 13,595,579 and 12,133,276 shares, respectively	(208,009)	(186,846)
Total Stockholders' Equity	$793,207	$748,019
Total Liabilities and Stockholders' Equity	$3,397,872	$3,296,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Investment banking	$84,826	$64,146	$182,814	$100,699
Brokerage	103,285	63,845	209,018	114,379
Management fees	7,373	8,656	14,790	17,364
Incentive income	48	3,726	64	4,272
Interest and dividends	25,109	7,917	51,063	13,006
Reimbursement from affiliates	336	495	713	2,147
Aircraft lease revenue	419	1,043	1,134	2,102
Reinsurance premiums	9,226	7,682	17,873	14,771
Other revenues	876	1,345	2,212	2,745
Consolidated Funds
Interest and dividends	3,075	1,388	6,271	3,382
Other revenues	—	287	5	634
Total revenues	234,573	160,530	485,957	275,501
Interest and dividends expense	24,306	12,211	48,846	22,141
Total net revenues	210,267	148,319	437,111	253,360

Expenses
Employee compensation and benefits	131,845	102,111	266,985	178,784
Floor brokerage and trade execution	28,902	14,078	59,100	22,401
Underwriting expenses	4,785	—	8,848	—
Professional, advisory and other fees	5,819	10,527	12,843	16,343
Service fees	4,852	3,328	10,047	5,944
Communications	7,106	6,003	14,672	10,763
Occupancy and equipment	10,384	8,533	20,245	15,596
Depreciation and amortization	3,194	3,132	6,419	6,160
Client services and business development	7,865	7,192	16,096	14,954
Reinsurance claims, commissions and amortization of deferred acquisition costs	9,924	7,275	18,655	13,453
Restructuring costs	—	8,541	—	8,541
Other expenses	5,591	4,329	9,672	7,590
Consolidated Funds
Interest and dividends	2,479	2,108	4,390	6,091
Professional, advisory and other fees	345	304	557	696
Floor brokerage and trade execution	89	105	153	214
Other expenses	236	231	480	710
Total expenses	223,416	177,797	449,162	308,240
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	16,719	18,719	32,688	44,775
Bargain purchase gain, net of tax	—	7,946	—	7,946
Gain/(loss) on debt extinguishment	(556)	—	(556)	—
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	28,268	29,503	44,004	39,081
Net realized and unrealized gains (losses) on derivatives	2,119	1,320	4,594	5,185
Net gains (losses) on foreign currency transactions	598	(210)	252	(307)
Total other income (loss)	47,148	57,278	80,982	96,680
Income (loss) before income taxes	33,999	27,800	68,931	41,800
Income tax expense (benefit)	3,993	(785)	10,916	1,126
Net income (loss)	30,006	28,585	58,015	40,674

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(continued)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	24,607	21,145	35,763	30,250
Net income (loss) attributable to Cowen Inc.	5,399	7,440	22,252	10,424
Preferred stock dividends	1,698	1,698	3,396	3,396
Net income (loss) attributable to Cowen Inc. common stockholders	$3,701	$5,742	$18,856	$7,028

Weighted average common shares outstanding:
Basic	29,769	28,634	29,688	27,852
Diluted	30,720	29,474	30,460	28,860
Earnings (loss) per share:
Basic	$0.12	$0.20	$0.64	$0.25
Diluted	$0.12	$0.19	$0.62	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,

	2018		2017		2018		2017
Net income (loss)		$30,006		$28,585		$58,015		$40,674
Other comprehensive income (loss), net of tax:
Foreign currency translation	1		(4)		1		(6)
Total other comprehensive income (loss), net of tax		1		(4)		1		(6)
Comprehensive income (loss)		$30,007		$28,581		$58,016		$40,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2017	29,632,020	$324	120,750	$1	$(186,846)	$1,004,664	$(8)	$(70,116)	$748,019	$440,604
Cumulative effect of the adoption of the new revenue recognition standard (See Note 3)	—	—	—	—	—	—	—	(559)	(559)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	22,252	22,252	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	35,763
Foreign currency translation	—	—	—	—	—	—	1	—	1	—
Capital contributions	—	—	—	—	—	—	—	—	—	19,136
Capital withdrawals	—	—	—	—	—	—	—	—	—	(50,877)
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(32,559)
Restricted stock awards issued	1,439,755	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,462,303)	—	—	—	(21,163)	—	—	—	(21,163)	—
Preferred stock dividends (See Note 18)	—	—	—	—	—	—	—	(3,396)	(3,396)	—
Embedded cash conversion option (See Note 18)	—	—	—	—	—	28,973	—	—	28,973	—
Amortization of share based compensation	—	—	—	—	—	19,080	—	—	19,080	—
Balance, June 30, 2018	29,609,472	$324	120,750	$1	$(208,009)	$1,052,717	$(7)	$(51,819)	$793,207	$412,067

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2016	26,731,289	$292	120,750	$1	$(153,845)	$928,646	$(2)	$(2,442)	$772,650	$379,205
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	10,424	10,424	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	30,250
Foreign currency translation	—	—	—	—	—	—	(6)	—	(6)	—
Capital contributions	—	—	—	—	—	—	—	—	—	35,150
Capital withdrawals	—	—	—	—	—	—	—	—	—	(26,596)
Common stock issued upon acquisition (See Note 2)	3,162,278	32	—	—	—	47,575	—	—	47,607	—
Restricted stock awards issued	1,962,893	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(782,389)	—	—	—	(11,279)	—	—	—	(11,279)	—
Preferred stock dividends (See Note 18)	—	—	—	—	—	—	—	(3,396)	(3,396)	—
Amortization of share based compensation	—	—	—	—	—	17,905	—	—	17,905	—
Balance, June 30, 2017	31,074,071	$324	120,750	$1	$(165,124)	$994,126	$(8)	$4,586	$833,905	$418,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$58,015	$40,674
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	—	(7,946)
Depreciation and amortization	6,419	6,160
Amortization of debt issuance costs	656	608
Amortization of debt discount	2,871	3,699
Gain / (loss) on extinguishment of debt	652	—
Share-based compensation	19,080	17,905
Deferred tax benefit	10,953	5,201
Deferred rent obligations	(939)	(175)
Net loss (gain) on disposal of fixed assets	155	55
Purchases of securities owned, at fair value	(2,525,789)	(2,432,174)
Proceeds from sales of securities owned, at fair value	2,779,569	2,628,293
Proceeds from sales of securities sold, not yet purchased, at fair value	1,789,059	1,316,612
Payments to cover securities sold, not yet purchased, at fair value	(1,940,907)	(1,430,940)
Proceeds from the sale of other investments	3,870	—
Net (gains) losses on securities, derivatives and other investments	(28,237)	(50,070)
Consolidated Funds
Purchases of securities owned, at fair value	(306,995)	(137,781)
Proceeds from sales of securities owned, at fair value	344,079	130,550
Proceeds from sales of securities sold, not yet purchased, at fair value	—	217
Payments to cover securities sold, not yet purchased, at fair value	—	(899)
Purchases of other investments	(1,414)	(8,628)
Proceeds from sales of other investments	10,289	31,478
Net realized and unrealized (gains) losses on investments and other transactions	(47,628)	(34,282)
(Increase) decrease in operating assets:
Cash acquired through acquisition	—	159,587
Securities owned, at fair value, held at broker-dealer	(89,077)	(131,681)
Receivable on derivative contracts, at fair value	43,982	(7,928)
Securities borrowed	(104,973)	157,476
Deposits with clearing organizations, brokers and banks	(660)	(26,612)
Receivable from brokers, dealers and clearing organizations	(159,702)	5,435
Receivable from customers, net of allowance	(5,321)	(20,726)
Fees receivable, net of allowance	(32,917)	(34,215)
Due from related parties	2,448	(623)
Other assets	13,027	(25,591)
Consolidated Funds
Cash and cash equivalents	5,590	(16,646)
Receivable on derivative contracts, at fair value	882	(122)
Receivable from brokers	(3,294)	(3,732)
Other assets	(91)	159
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	30,292	77,783
Payable for derivative contracts, at fair value	10,097	5,179
Securities loaned	(22,365)	(143,925)
Payable to brokers, dealers and clearing organizations	(11,510)	(16,659)
Payable to customers	168,099	102,648
Commission management payable	21,721	6,176
Compensation payable	(28,644)	(60,243)
Fees payable	15,562	1,999
Due to related parties	4	1
Accounts payable, accrued expenses and other liabilities	6,747	22,578
(continued)

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Six Months Ended June 30,
	2018	2017
(continued)
Consolidated Funds
Contributions received in advance	$—	$(2,000)
Payable to brokers	1,241	4,569
Payable for derivative contracts, at fair value	(6,085)	48
Due to related parties	—	(189)
Accounts payable, accrued expenses and other liabilities	225	(312)
Net cash provided by / (used in) operating activities	29,036	130,991
Cash flows from investing activities:
Purchases of other investments	(20,227)	(60,367)
Purchase of business (See Note 2)	—	(54,017)
Proceeds from sales of other investments	13,295	99,127
Proceeds from loans held for investment	13	2,400
Purchase of fixed assets	(1,397)	(2,175)
Net cash provided by / (used in) investing activities	(8,316)	(15,032)
Cash flows from financing activities:
Repayments on convertible debt	(13,500)	—
Deferred debt issuance cost	(3,883)	—
Borrowings on notes and other debt	105,516	31,737
Repayments on notes and other debt	(2,987)	(2,740)
Purchase of treasury stock	(10,862)	(11,279)
Contingent liability payment	(570)	—
Cash paid to acquire net assets (contingent liability payment)	—	(267)
Capital contributions by redeemable non-controlling interests in operating entities	200	—
Capital withdrawals to redeemable non-controlling interests in operating entities	(1,113)	(3,778)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	18,937	35,149
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(58,136)	(22,045)
Net cash provided by / (used in) financing activities	33,602	26,777
Change in cash and cash equivalents	54,322	142,736
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	264,208	125,356
Cash and equivalents at end of period:
Cash and cash equivalents	207,708	101,058
Cash collateral pledged	15,513	15,473
Segregated cash	95,309	151,561
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$318,530	$268,092

Supplemental information
Cash paid during the year for interest	$39,061	$9,231
Cash paid during the year for taxes	$2,233	$1,535

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 18)	$8,376	$11,279
Preferred stock dividends declared (See Note 18)	$3,396	$3,396
Net assets (liabilities) acquired upon acquisition (net of cash)	$—	$(50,017)
Transfer of investment from consolidated funds, securities owned, fair value to securities owned, fair value	$8,820	$—
Net decrease in redeemable non-controlling interests in Consolidated Funds due to deconsolidation of consolidated fund (See Note 3)	$32,559	$—
Separately recognized conversion option reclassification from a derivative liability to equity (Note 18)	$28,973	$—
Common stock issuance upon close of acquisition (see Note 2)	$—	$47,607
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Business
Cowen Inc. (formerly Cowen Group, Inc.), a Delaware corporation formed in 2009, is a diversified financial services firm which, together with its consolidated subsidiaries (collectively, “Cowen,” or the “Company”), operates through its two business segments: an investment management segment and an investment bank segment. The Company's investment management segment, includes advisers to private funds, managed accounts, real estate funds, private equity structures and listed vehicles. The Company's investment bank segment offers investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. The investment bank segment's primary target sectors are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation.
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
Subsequent to the acquisition, certain of Convergex Group's businesses were integrated within the investment bank businesses of the Company and therefore they are included within their respective line items in the accompanying condensed consolidated statements of operations. The following table provides unaudited supplemental pro forma financial information for the six months ended June 30, 2017, as if the acquisition were completed as of January 1, 2017. This unaudited supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's financial results would have been had the acquisition been completed on January 1, 2017, nor does it purport to be indicative of any future results.

Six Months Ended June 30,
2017
(dollars in thousands, except per share data)
(unaudited)
Revenues	$350,464
Net income (loss) attributable to Cowen Inc. stockholders	(9,318)

Net income (loss) per common share:
Basic	$(0.30)
Diluted	(0.30)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and, during 2017, incurred approximately $8.8 million of integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs. During the six months ended June 30, 2018, the Company continued to integrate the businesses acquired through Convergex Group and consolidated certain similar businesses.
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
In this Form 10-Q, interest and dividends expense has been reclassified to be presented net of revenues on the condensed consolidated statement of operations. The Company believes that this presentation provides a better representation of the Company's operating results as it is used by management to monitor the Company's financial performance and is consistent with industry practice. The change to the presentation of interest and dividend expense has no impact on net income.
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
In accordance with these standards, the Company consolidates four funds for which it acts (or acted) as the general partner and investment manager. As of or during the three months ended June 30, 2018 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

potentially be significant to the VIE, is considered to be the primary beneficiary of the VIE and thus is required to consolidate it.
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of June 30, 2018 and December 31, 2017, the total net assets of the consolidated VIEs were $448.7 million and $482.8 million, respectively. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
As of June 30, 2018 and December 31, 2017 the Company held variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) and Ramius Merger Master Fund Ltd ("Merger Master") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company has elected the fair value option for certain of its investments held by its operating companies.  This option has been elected because the Company believes that it is consistent with the manner in which the business is managed, as well as the way that financial instruments in other parts of the business are recorded.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of financial condition. At June 30, 2018 and December 31, 2017, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.

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
j.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties acquired through business combinations in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of June 30, 2018 and December 31, 2017 is $11.0 million and $12.8 million, respectively.
k.    Revenue recognition
Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"). The new revenue recognition guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The Company applied the modified retrospective method of adoption which resulted in a cumulative adjustment of $0.6 million to retained earnings as of January 1, 2018. Reported financial results for historic periods were not restated and are reported under the accounting standards in effect during the historic period. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for discussions related to the Company's previous revenue recognition policies.
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
Investment Management

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Our investment management segment generates revenue through three principle sources: management fees, incentive income and investment income from the Company's own capital. The investment income was excluded from the new revenue recognition guidance, therefore there were no changes associated with the adoption of the new guidance.
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
Management fees are generally paid on a quarterly basis and are prorated for capital inflows (or commitments) and redemptions (or distributions). While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Private Hedge Funds. Management fees for the Company's private hedge funds are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month.

•
Real Estate. Management fees from the Company's real estate business are generally charged at an annual rate from 0.25% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears.

•
Private Equity Funds. Management fees for the Company's private equity or debt funds are generally charged at an annual rate of 1% to 2% of committed capital during the investment period (as defined in the relevant partnership agreements). After the investment period, management fees for these funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the funds. For certain other funds (and managed accounts), the management fees range from 0.2% to 1% and there is no adjustment based on the investment period. Management fees for the Company's private equity funds are generally paid on a quarterly basis.

•	Cowen Trading Strategies. Advisory fees for the Company's collateral management advisory business are typically paid quarterly based on assets under management, generally subject to a minimum fee.
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management or partnership agreements) with respect to certain of the Company's funds and managed accounts. The incentive income is either allocated to the Company or is charged to the funds in accordance with their respective investment management or partnership agreements. For the private hedge fund products the Company offers, incentive income earned is typically up to 20% (in certain cases on performance in excess of a benchmark) of the net profits earned for the full year that are attributable to each fee-paying investor. For the private equity and debt fund products the Company offers, the carried interest earned is typically up to 20% of the distributions made to investors after return of their contributed capital and generally a preferred return.
With the adoption of ASC Topic 606, the Company applied an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model as net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. The Company previously recognized these amounts as incentive income. This accounting change did not change the timing or amount of revenue recognized. Under the equity method of accounting the Company recognizes its allocations of incentive income or carried interest within net gains (losses) along with the allocations proportionate to the Company’s ownership interests in the funds.
The Company recognizes incentive income charged to the Company's private hedge funds based on the net profits of the funds. The Company recognizes such incentive income when the fees are no longer subject to reversal or are crystalized. For a majority of the private hedge funds, the incentive fee crystallizes annually when the high-water mark for such funds is reset, which delays recognition of the incentive fee until year end.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to such investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.”
The management companies and general partners of the Company's private equity and debt funds (including the real estate funds, the private healthcare investing funds and HealthCare Royalty Partners funds) are private companies and therefore have not adopted the new revenue recognition guidance. Generally, incentive income or carried interest on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income or carried interest in the HealthCare Royalty Partners and the Company's private healthcare investing funds is generally earned only after investors receive a full return of their capital plus a preferred return. With the adoption of ASC Topic 606, the Company recognizes incentive income at the end of the performance period.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Condition	As of June 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Assets
Fees receivable, net of allowance	$138,462	$7,550	$146,012
Other investments	169,897	(7,550)	162,347
Stockholders' equity	$793,207	$2,539	$795,746

Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Revenues
Investment banking	$84,826	$(4,785)	$80,041	$182,814	$(8,848)	$173,966
Incentive income	48	1,103	1,151	64	3,410	3,474
Total revenues	234,573	(3,682)	230,891	485,957	(5,438)	480,519
Expenses
Underwriting expenses	4,785	(4,785)	—	8,848	(8,848)	—
Total expenses	223,416	(4,785)	218,631	449,162	(8,848)	440,314
Net gains (losses) on securities, derivatives and other investments	16,719	(24)	16,695	32,688	1,430	34,118
Net income (loss) attributable to Cowen Inc. common stockholders	$3,701	$1,127	$4,828	$18,856	$1,980	$20,836

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Condensed Consolidated Statements of Cash Flows	Six Months Ended June 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$58,015	$1,980	$59,995
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Net (gains) losses on securities, derivatives, and other investments	(28,237)	1,885	(26,352)
(Increase) decrease in operating assets:
Fees receivable, net of allowance	(32,917)	(3,055)	(35,972)
Net cash provided by / (used in) operating activities	29,036	810	29,846
Cash flows from investing activities:
Purchase of other investments	(20,227)	(812)	(21,039)
Net cash provided by / (used in) investing activities	$(8,316)	$(812)	$(9,128)
(a) The amounts reflected above represent items as they would have been reported prior to adoption of the new revenue standard.
Refer to Note 21, Segment Reporting, for revenues from contracts with customers disaggregated by major business activity.
Interest and dividends expense
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
In February 2016, the FASB issued guidance which amends and supersedes its previous guidance regarding leases. The new guidance requires the lessee to recognize the right to use assets and lease liabilities that arise from leases and present them in its statement of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous US GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous US GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial condition. For public business entities the guidance is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and its disclosures. The Company notes that a significant majority of the Company’s leases represent operating real estate leases for its respective offices and will require the gross up on its condensed consolidated statements of financial condition. The Company is currently in the process of quantifying the amount of the gross up.
4. Cash Collateral Pledged
As of June 30, 2018 and December 31, 2017, the Company pledged cash collateral in the amount of $5.9 million and $6.1 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has pledged collateral for reinsurance agreements which amounted to $9.6 million, as of June 30, 2018, and $11.8 million, as of December 31, 2017, which is anticipated to be due March 2021. (see Note 17).
5. Segregated Cash
As of June 30, 2018 and December 31, 2017, cash segregated in compliance with federal regulations and other restricted deposits of $95.3 million and $116.3 million, respectively, consisted of cash deposited in special bank accounts for the benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers ("PAB").
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
As of June 30, 2018 and December 31, 2017, securities owned, at fair value consisted of the following:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Common stock (b)	$464,986	$640,065
Preferred stock (b)	8,210	9,604
Warrants and rights (b)	16,225	9,604
U.S. Government securities (a)	2,821	2,807
Corporate bonds (d)	21,747	4,909
Convertible bonds (c)	—	282
Trade claims	5,699	5,950
	$519,688	$673,221

(a)
As of June 30, 2018, maturities ranged from August 2018 to June 2019 with an interest rate of 0%. As of December 31, 2017, maturities ranged from February 2018 to June 2018 with an interest rate of 0%.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(b)
The Company has elected the fair value option for investments in securities of preferred and common stock with a fair value of $6.1 million and $5.2 million, respectively, at June 30, 2018 and $6.0 million and $5.2 million, respectively, at December 31, 2017. At June 30, 2018 and December 31, 2017, the Company elected the fair value option for investments in warrants and rights with a fair value of $1.9 million and $2.4 million.

(c)	As of December 31, 2017, maturities ranged from February 2018 to March 2018 and interest rates ranged from 5% to 12%.

(d)
As of June 30, 2018, maturities ranged from October 2018 to December 2033 and interest rates ranged from 2.00% to 14.00%. As of December 31, 2017, maturities ranged from October 2018 to May 2040 and interest rates ranged from 0.00% to 10.75%.

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
Upon issuance of the Company's 3% cash convertible senior notes due 2019 in March 2014 ("2019 Convertible Notes") (see Note 17), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of June 30, 2018 at $0.3 million and is included in payable for derivative contracts in the accompanying condensed consolidated statement of financial condition. The Company has partially repurchased and extinguished most of the 2019 Convertible Notes (See Note 17).
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
The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of June 30, 2018		As of December 31, 2017
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$—	$489	$3,819	$58
Currency forwards	$65,252	11	$233	5
Swaps	$43,242	1,009	$164,664	10,942
Options other (a)	286,123	22,592	283,112	58,172
Pay to hold	—	1,095	—	—
		$25,196		$69,177
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of June 30, 2018		As of December 31, 2017
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$24,303	$—	$16,796	$242
Currency forwards	$10,386	192	$62,439	874
Swaps	$24,384	885	$11,595	71
Options other (a)	94,491	22,797	57,043	41,563
		$23,874		$42,750

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of June 30, 2018 and December 31, 2017. This table does not include the impact of over collateralization.

				Gross amounts not offset in the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of June 30, 2018
Receivable on derivative contracts, at fair value	$25,196	$—	$25,196	$—	$1,020	$24,176
Payable for derivative contracts, at fair value	23,874	—	23,874	—	1,166	22,708

As of December 31, 2017
Receivable on derivative contracts, at fair value	$69,177	$—	$69,177	$—	$10,948	$58,229
Payable for derivative contracts, at fair value	42,750	—	42,750	—	1,031	41,719

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $6.1 million and $3.1 million for the three months ended June 30, 2018 and 2017, and $14.0 million and $(5.4) million for the six months ended June 30, 2018 and 2017, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.
Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 17) and exchange traded derivatives, the Company is required to post/receive collateral. As of June 30, 2018 and December 31, 2017, collateral consisting of $8.6 million and $13.5 million of cash, respectively, is included in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations on the accompanying condensed consolidated statements of financial condition. As of June 30, 2018 and December 31, 2017 all derivative contracts were with multiple major financial institutions.
Other investments
As of June 30, 2018 and December 31, 2017, other investments included the following:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Portfolio Funds, at fair value (1)	$119,595	$100,148
Equity method investments (2)	50,007	41,099
Lehman claims, at fair value	295	301
	$169,897	$141,548
(1) Portfolio Funds, at fair value

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Portfolio Funds, at fair value as of June 30, 2018 and December 31, 2017, included the following:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$33,291	$32,079
Formation8 Partners Fund I, L.P. (f)	28,358	28,243
RCG Longview Debt Fund V, L.P. (g)(*)	5,831	8,892
RCG Longview II LP (g) (*)	4,129	131
Cowen Healthcare Investments II LP (j) (*)	12,582	—
Eclipse Ventures Fund I, L.P. (b)	3,538	3,428
HealthCare Royalty Partners LP (a)(*)	2,155	3,452
Lagunita Biosciences, LLC (d)	3,585	2,400
RCG IO Renergys Sarl (j) (*)	1,687	—
Starboard Leaders Fund LP (e)(*)	1,377	1,276
Eclipse SPV I, LP (k)(*)	1,500	—
RCG Longview Equity Fund, LP (g) (*)	845	—
RCG Longview Debt Fund VI, LP (g) (*)	608	1,022
RCG Park Liberty GP Member LLC (g) (*)	908	750
HealthCare Royalty Partners II LP (a)(*)	1,034	873
RCGL PE MPA, LLC (g)(*)	521	—
RCG LPP2 PNW5 Co-Invest, L.P. (h)(*)	309	3,493
Quadratic Fund LLC (i)(*)	—	906
Other private investment (l)(*)	3,862	10,133
Other affiliated funds (m)(*)	13,475	3,070
	$119,595	$100,148
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

(g)
RCG Longview Debt Fund V, L.P., RCG Longview II LP, RCG Park Liberty GP Member LLC, RCG Longview Equity Fund, LP, RCGL PE MPA, LLC and RCG Longview Debt Fund VI, LP are real estate private equity structures. The timing of distributions depend on the nature of the underlying investments and therefore will be made either quarterly or when the underlying investments are liquidated.

(h)
RCG LPP2 PNW5 Co-Invest, L.P. is a single purpose entity formed to participate in a joint venture which acquired five multi-unit residential rental properties located in the Pacific Northwest. RCG LPP2 PNW5 Co-Invest, L.P. is a private equity structure and therefore distributions will be made when the underlying investments are liquidated.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(i)	Effective as of January 31, 2018, the Company is no longer affiliated with Quadratic Capital Management LLC.

(j)
Cowen Healthcare Investments II LP and RCG IO Renergys Sarl are private equity funds.  Distributions are made from these funds when cash flows or securities are received from the underlying investments. Investors do not have redemption rights.

(k)
Eclipse SPV I, L.P. is a co-investment vehicle organized to invest in a private company focused on software-driven automation projects.  Distributions will be made when the underlying investments are liquidated.

(l)	Other private investment represents the Company's closed end investment in a portfolio fund that invests in a wireless broadband communication provider in Italy.

(m)	The majority of these funds are affiliates of the Company or are managed by the Company and the investors can redeem from these funds as investments are liquidated.

(2)	Equity method investments
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 20% to 57%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and 43% in Surf House Ocean Views Holdings, LLC (which is a joint venture in a real estate development project). The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist private funds and related managed accounts. As part of its equity method investment in operating companies, the Company incurs certain expenses on behalf of its equity method investees. These expenses reflect direct and indirect costs associated with the respective business and are included in their respective line items in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2018 and June 30, 2017, the Company incurred $2.1 million and $1.4 million of these costs, respectively. For the six months ended June 30, 2018 and June 30, 2017, the Company incurred $4.0 million and $2.6 million of these costs, respectively. The Company recorded no impairment charges in relation to its equity method investments for the six months ended June 30, 2018 and 2017.
The Company elected to use the cumulative earnings approach for the distributions it receives from its equity method investments. Under the cumulative earnings approach, any distributions received up to the amount of cumulative earnings are treated as return on investment and classified in operating activities within the cash flows. Any excess distributions would be considered as return of investments and classified in investing activities.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes equity method investments held by the Company:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$14,179	$14,179
Starboard Value LP	19,290	13,202
RCG Longview Debt Fund V Partners, LLC	10,139	9,284
RCG Longview Management, LLC	1,276	1,149
RCG Longview Debt Fund VI Partners LLC	794	—
HealthCare Royalty GP, LLC	176	281
HealthCare Royalty GP II, LLC	175	148
RCG Longview Debt Fund IV Management, LLC	331	331
HealthCare Royalty GP III, LLC	1,479	764
RCG Kennedy House, LLC	119	154
RCG Longview Equity Management, LLC	114	114
RCG LPP II GP, LLC	272	487
RCG Park Liberty GP Member Manager, LLC	1,018	428
Other	645	578
	$50,007	$41,099
As of June 30, 2018 and December 31, 2017, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million.
The Company's income (loss) from equity method investments was $8.0 million and $4.9 million for the three months ended June 30, 2018 and 2017, and $11.9 million and $8.1 million for the six months ended June 30, 2018 and 2017, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of June 30, 2018 and December 31, 2017, securities sold, not yet purchased, at fair value consisted of the following:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Common stock	$179,299	$342,328
Corporate bonds (a)	7,422	122
Preferred stock	108	77
Warrants and rights	23,602	—
	$210,431	$342,527

(a)
As of June 30, 2018, the maturities ranged from July 2023 to January 2026 with interest rates ranged from 4.25% to 5.55%. As of December 31, 2017, the maturities ranged from July 2025 to January 2026 with interest rates ranged from 3.78% to 5.55%.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount as of June 30, 2018 and December 31, 2017.

				Gross amounts not offset on the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of June 30, 2018
Securities borrowed	$548,121	$—	$548,121	$—	$524,407	$—	$23,714
Securities loaned	434,466	—	434,466	—	415,182	—	19,284

As of December 31, 2017
Securities borrowed	$443,148	$—	$443,148	$—	$414,778	$—	$28,370
Securities loaned	456,831	—	456,831	—	439,228	—	17,603

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of June 30, 2018 and December 31, 2017:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of June 30, 2018
Equities	$437,600	$—	$—	$—	$437,600

As of December 31, 2017
Equities	$456,831	$—	$—	$—	$456,831
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.7 billion and $487.8 million as of June 30, 2018 and $5.2 billion and $445.6 million as of December 31, 2017, respectively. In addition, the maximum exposure relating to these variable interest entities as of June 30, 2018 was $505.0 million, and as of December 31, 2017 was $471.3 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies.

b.	Consolidated Funds
Securities owned, at fair value

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2018 and December 31, 2017, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Preferred stock	$24,314	$50,445
Common stock	48,967	77,702
U.S. Government securities (a)	27,422	34,201
Corporate bonds (b)	3,647	—
Warrants and rights	4,738	3,568
	$109,088	$165,916

(a)
As of June 30, 2018, maturities ranged from October 2018 to December 2018 and interest rates were 0%. As of December 31, 2017, maturities ranged from January 2018 to April 2022 and interest rates ranged from 0% to 5.75%.

(b)	As of June 30, 2018, the maturity was April 2023 with an interest rate of 6.13%.
Securities sold, not yet purchased, at fair value
As of June 30, 2018 and December 31, 2017, there were no securities sold, not yet purchased, at fair value.

Receivable on derivative contracts
As of June 30, 2018 and December 31, 2017, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Currency forwards	$36	$524
Equity swaps	904	1,754
Options	698	242
	$1,638	$2,520
Payable for derivative contracts
As of June 30, 2018 and December 31, 2017, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Currency forwards	$78	$11
Equity swaps	748	7,042
Options	219	77
	$1,045	$7,130
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of June 30, 2018 and December 31, 2017, investments in Portfolio Funds, at fair value, included the following:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Investments of Enterprise LP	$85,426	$87,221
Investments of Merger Fund	304,372	286,890
	$389,798	$374,111
Consolidated portfolio fund investments of Enterprise LP

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $85.4 million and $87.2 million in Enterprise Master as of June 30, 2018 and December 31, 2017, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd.'s ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $304.4 million and $286.9 million in Merger Master as of June 30, 2018 and December 31, 2017, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of June 30, 2018 and December 31, 2017, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of June 30, 2018 and one at December 31, 2017.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's equity
	Issuer	Security Type	Country	Industry	Percentage of Equity	Market Value
						(dollars in thousands)
As of June, 30, 2018	Linkem	Equity	Italy	Wireless Broadband	7.10%	$56,346
As of December 31, 2017	Linkem	Equity	Italy	Wireless Broadband	7.52%	$56,271
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

underlying investments and derivatives held by Enterprise Master and Merger Master as of June 30, 2018 and December 31, 2017:
Securities owned by Enterprise Master, at fair value

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Common stock	$469	$608
	$469	$608
Portfolio Funds, owned by Enterprise Master, at fair value

		As of June 30, 2018	As of December 31, 2017
	Strategy	(dollars in thousands)
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	$95,877	$97,345
RCG Longview Equity Fund, LP*	Real Estate	—	1,266
RCG Longview Debt Fund IV, LP*	Real Estate	—	99
RCG Longview II, LP*	Real Estate	—	229
Other Private Investments	Various	770	937
		$96,647	$99,876

*	Affiliates of the Company.
Merger Master
As of June 30, 2018, Merger Master held common stock and corporate bonds, of $491.7 million and $139.4 million, respectively, and common stock, sold not yet purchased, of $231.6 million. As of December 31, 2017, Merger Master held common stock, securities owned, of $483.2 million and common stock, sold not yet purchased, of $171.2 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of June 30, 2018	As of December 31, 2017
Description	(dollars in thousands)
Options	$8,276	$108,063
Equity swaps	1,410	14,488
Currency forwards	238	—
	$9,924	$122,551
Payable for derivative contracts, at fair value, owned by Merger Master

	As of June 30, 2018	As of December 31, 2017
Description	(dollars in thousands)
Options	$2,547	$1,256
Currency forwards	—	213
Equity swaps	2,497	1,249
	$5,044	$2,718
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of June 30, 2018 and December 31, 2017:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$2,821	$—	$—	$2,821
Preferred stock	788	—	7,422	8,210
Common stock	451,917	7,220	5,849	464,986
Convertible bonds	—	—	—	—
Corporate bonds	—	21,747	—	21,747
Trade claims	—	—	5,699	5,699
Warrants and rights	14,969	—	1,256	16,225
Receivable on derivative contracts, at fair value
Futures	489	—	—	489
Currency forwards	—	11	—	11
Swaps	—	1,009	—	1,009
Options	22,592	1,095	—	23,687
Other investments
Lehman claim	—	—	295	295
Consolidated Funds
Securities owned
US Government securities	27,422	—	—	27,422
Preferred stock	—	—	24,314	24,314
Common stocks	40,532	8,341	94	48,967
Corporate bonds	—	3,647	—	3,647
Warrants and rights	—	—	4,738	4,738
Receivable on derivative contracts, at fair value
Currency forwards	—	36	—	36
Equity swaps	—	904	—	904
Options	698	—	—	698
	$562,228	$44,010	$49,667	$655,905
Percentage of total assets measured at fair value on a recurring basis	85.7%	6.7%	7.6%
Portfolio funds measured at net asset value (a)				119,595
Consolidated funds' portfolio funds measured at net asset value (a)				389,798
Equity method investments				50,007
Total investments				$1,215,305

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stock	$179,299	$—	$—	$179,299
Corporate bonds	—	7,422	—	7,422
Preferred stock	108	—	—	108
Warrants and rights	23,602	—	—	23,602
Payable for derivative contracts, at fair value
Futures	—	—	—	—
Currency forwards	—	192	—	192
Swaps	—	885	—	885
Options	22,496	—	301	22,797
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	2,870	2,870
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	78	—	78
Options	219	—	—	219
Equity swaps	—	748	—	748
	$225,724	$9,325	$3,171	$238,220
Percentage of total liabilities measured at fair value	94.8%	3.9%	1.3%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the third and fourth quarter of 2015 and the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 2018, December 2020, and June 2018, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of June 30, 2018 can range from $0.1 million to $15.0 million.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$2,807	$—	$—	$2,807
Preferred stock	571	918	8,115	9,604
Common stock	627,011	5,484	7,570	640,065
Convertible bonds	—	—	282	282
Corporate bonds	—	4,909	—	4,909
Trade claims	—	—	5,950	5,950
Warrants and rights	7,087	—	2,517	9,604
Receivable on derivative contracts, at fair value
Futures	58	—	—	58
Currency forwards	—	5	—	5
Swaps	—	10,942	—	10,942
Options	56,717	—	1,455	58,172
Other investments
Lehman claim	—	—	301	301
Consolidated Funds
Securities owned
US Government securities	30,552	3,649	—	34,201
Preferred stock	—	—	50,445	50,445
Common stock	77,652	—	50	77,702
Warrants and rights	—	—	3,568	3,568
Receivable on derivative contracts, at fair value
Currency forwards	—	524	—	524
Equity swaps	—	1,754	—	1,754
Options	242	—	—	242
	$802,697	$28,185	$80,253	$911,135
Percentage of total assets measured at fair value on a recurring basis	88.1%	3.1%	8.8%
Portfolio funds measured at net asset value (a)				100,148
Consolidated funds' portfolio funds measured at net asset value (a)				374,111
Equity method investments				41,099
Total investments				$1,426,493

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stock	$342,328	$—	$—	$342,328
Corporate bonds	—	122	—	122
Preferred stock	77	—	—	77
Payable for derivative contracts, at fair value
Futures	242	—	—	242
Currency forwards	—	874	—	874
Swaps	—	71	—	71
Options	19,162	—	22,401	41,563
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	3,440	3,440
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	11	—	11
Options	77	—	—	77
Equity swaps	—	7,042	—	7,042
	$361,886	$8,120	$25,841	$395,847
Percentage of total liabilities measured at fair value	91.4%	2.1%	6.5%
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
The following table includes a roll forward of the amounts for the three and six months ended June 30, 2018 and 2017 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2018
	Balance at March 31, 2018	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2018	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$8,817	$—	$—		$—	$(217)	$(1,178)	$7,422	$(1,817)
Common stock	7,400	—	—		221	(1,200)	(572)	5,849	(547)
Options, liability	21,395	—	(28,973)	(e)	—	(259)	8,138	301	8,138
Warrants and rights	1,702	—	(374)	(c)	—	(143)	71	1,256	(1,176)
Trade claims	5,955	—	—		—	(334)	78	5,699	14
Lehman claim	312	—	—		—	—	(17)	295	(18)
Contingent consideration liability	3,440	—	—		—	(570)	—	2,870	—
Consolidated Funds
Preferred stock	11,893	—	—		3,066	—	9,355	24,314	9,356
Common stock	50	—	—		—	—	44	94	43
Warrants and rights	5,254	—	—		(1,340)	—	824	4,738	(516)

	Three Months Ended June 30, 2017
	Balance at March 31, 2017	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2017	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$16,516	$—		$(4,204)	(c)	$7,999	$—	$(1,735)	$18,576	$(1,735)
Common stock	10,504	—		—		3,087	(123)	207	13,675	205
Convertible bonds	250	—		—		32	—	—	282	—
Options, asset	6,971	—		—		—	—	2,889	9,860	2,889
Options, liability	6,971	—		—		—	—	2,889	9,860	2,889
Warrants and rights	4,139	2,741	(d)	—		—	(4,118)	647	3,409	72
Trade claims	703	—		—		3,940	—	5	4,648	5
Lehman claim	297	—		—		—	—	12	309	12
Contingent consideration liability	5,274	—		—		—	(100)	—	5,174	—
Consolidated Funds
Preferred stock	40,315	—		(13,668)	(c)	—	(11,853)	3,430	18,224	(2,423)
Common stock	296	—		—		476	—	76	848	76
Warrants and rights	2	—		—		—	—	3,367	3,369	3,367
Term Loan	711	—		—		202	(821)	110	202	—

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2018
	Balance at December 31, 2017	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2018	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$8,115	$—	$—		$1,415	$(695)	$(1,413)	$7,422	$(1,331)
Common stocks	7,570	—	—		531	(1,333)	(919)	5,849	(959)
Convertible bonds	282	—	—		—	(307)	25	—	—
Options, asset	1,455	—	—		—	(1,455)	—	—	—
Options, liability	22,401	—	(28,973)	(e)	—	(259)	7,132	301	7,132
Warrants and rights	2,517	—	(374)	(c)	—	(143)	(744)	1,256	(666)
Trade claims	5,950	—	—		—	(334)	83	5,699	20
Lehman claim	301	—	—		—	—	(6)	295	(6)
Contingent consideration liability	3,440	—	—		—	(570)	—	2,870	—
Consolidated Funds
Preferred stock	50,445	—	(38,552)	(a)	3,066	—	9,355	24,314	9,356
Common stocks	50	—	—		—	—	44	94	43
Warrants and rights	3,568	—	(20)	(a)	(1,340)	—	2,530	4,738	1,190

	Six Months Ended June 30, 2017
	Balance at December 31, 2016	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at June 30, 2017	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$15,811	$—		$(4,204)	(c)	$9,731	$(31)	$(2,731)	$18,576	$(2,731)
Common stock	10,121	—		—		3,118	(175)	611	13,675	611
Convertible bonds	250	—		—		32	—	—	282	—
Options, asset	14,753	—		—		—	—	(4,893)	9,860	(4,893)
Options, liability	14,753	—		—		—	—	(4,893)	9,860	(4,893)
Warrants and rights	3,719	3,192	(b) (d)	—		—	(4,118)	616	3,409	42
Trade claim	562	—		—		3,940	(70)	216	4,648	195
Lehman claim	265	—		—		—	—	44	309	44
Contingent consideration liability	5,997	—		—		—	(267)	(556)	5,174	(556)
Consolidated Funds
Preferred stock	36,928	—		(13,668)	(c)	—	(11,853)	6,817	18,224	964
Common stock	295	—		—		476	—	77	848	77
Warrants and rights	3	—		—		—	—	3,366	3,369	3,366
Term Loan	657	—		—		202	(821)	164	202	—
(1) Unrealized gains/losses are reported in other income (loss) in the accompanying condensed consolidated statements of operations.
(a) The Company deconsolidated a fund (See note 3)
(b) The Company received warrants as consideration as part of an investment banking transaction.
(c) The investments were converted to common stock.
(d) As part of the preferred stock sale, the sellers received contingent value rights to be paid in the event certain milestones are reached.
(e) On June 26, 2018, the Company received shareholder approval which will allow the Company to settle its convertible note (see Note 17) entirely in class A common shares. Upon receiving shareholder approval, the
Company reclassified the embedded conversion option, associated with the convertible debt, to equity. (See Note 18)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
During the six months ended June 30, 2018 and 2017, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of June 30, 2018 and December 31, 2017 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2018	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$2,685	Guideline companies/Discounted cash flows	Discount rate Market multiples	50% 4.5x to 9.5x
Trade claims	25	Discounted cash flows	Discount rate	20%
Warrants and rights	1,256	Model based Discounted cash flows	Discount rate	8%-9%
Other level 3 assets (a)	45,701
Total level 3 assets	$49,667
Level 3 Liabilities
Options	301	Option pricing models	Volatility	34%-45%
Contingent consideration liability	2,870	Discounted cash flows	Projected cash flow and discount rate	7% - 23% (weighted average 21%)
Total level 3 liabilities	$3,171

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2017	Valuation techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$5,642	Guideline companies/transaction price	Market multiples	4.8x to 8.5x
Trade claims	70	Discounted cash flows	Discount rate	20%
Warrants and rights	2,516	Model based Discounted cash flows	Volatility Discount rate	61% 22%
Options	1,455	Option pricing models	Volatility	28%
Other level 3 assets (a)	70,570
Total level 3 assets	$80,253
Level 3 Liabilities
Options	22,401	Option pricing models	Volatility	28%
Contingent consideration liability	3,440	Discounted cash flows	Projected cash flow and discount rate	8% - 23% (weighted average 22%)
Total level 3 liabilities	$25,841

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.
The Company has established valuation policies and procedures and an internal control infrastructure over its fair value measurement of financial instruments which includes ongoing oversight by the valuation committee as well as periodic audits

Cowen Inc.
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at June 30, 2018 and December 31, 2017, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

	June 30, 2018				December 31, 2017				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$207,708		$207,708		$130,052		$130,052		Level 1
Cash collateral pledged	15,513		15,513		17,888		17,888		Level 2
Segregated cash	95,309		95,309		116,268		116,268		Level 1
Securities borrowed	548,121		524,407		443,148		414,763		Level 2
Loans receivable	35,961		35,961	(d)	37,993		37,993	(d)	Level 3
Consolidated funds
Cash and cash equivalents	$13,027		$13,027		$21,988		$21,988		Level 1
Financial Liabilities
Securities loaned	434,466		415,182		456,831		440,162		Level 2
Convertible debt	131,683	(a)	161,135	(b)	141,502	(a)	172,709	(b)	Level 2
Notes payable and other debt	272,602		281,388	(c)	173,458		182,352	(c)	Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $24.9 million and $25.6 million as of June 30, 2018 and December 31, 2017, respectively.

(b)	The convertible debt includes the conversion option and is based on the last broker quote available.

(c)	Notes payable and other debt are based on the last broker quote available.

(d)	The fair market value of level 3 loans is calculated using discounted cash flows.
8. Deposits with Clearing Organizations, Brokers and Banks

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company’s cash and securities balances. As of June 30, 2018 and December 31, 2017, the Company had a total of $94.7 million and $94.0 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company’s activities, if such losses were to occur.
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
As of June 30, 2018 and December 31, 2017, amounts receivable from brokers, dealers and clearing organizations include:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Broker-dealers	$601,276	$409,499
Securities failed to deliver	39,314	87,820
Clearing organizations	18,858	6,126
Stock borrow interest receivable	8,432	4,733
	$667,880	$508,178
As of June 30, 2018 and December 31, 2017, amounts payable to brokers, dealers and clearing organizations include:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Broker-dealers	$172,311	$145,860
Securities failed to receive	44,244	53,540
Clearing organizations	19,742	48,257
Stock loan interest payable	4,346	4,496
	$240,643	$252,153
10. Receivable From and Payable to Customers
As of June 30, 2018 and December 31, 2017, receivable from customers of $55.2 million and $49.9 million, respectively, consists of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from the prepayment of a Commission Sharing Agreement (“CSA”), net of an allowance for doubtful accounts. A prepaid CSA is established for research-related disbursements in advance of anticipated customer commission volumes. Such receivables may not be evidenced by contractual obligations.
As of June 30, 2018 and December 31, 2017, payable to customers of $520.6 million and $352.5 million, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Commission Management Payable
The Company receives a gross commission from various clearing brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission recapture payable of $92.2 million as of June 30, 2018 and $70.5 million as of December 31, 2017 are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$8,774	$6,113
Consolidated Funds	403,293	434,491
	$412,067	$440,604

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$1,954	$1,006	$3,574	$1,723
Consolidated Funds	22,653	20,139	32,189	28,527
	$24,607	$21,145	$35,763	$30,250
13. Reinsurance
The Company’s wholly-owned Luxembourg subsidiary, Hollenfels Re SA (“Hollenfels”) provides reinsurance to third party insurance and reinsurance companies.  As Hollenfels started its operations during 2016, all claims it experienced (reported or not reported) began in 2016. During the three and six months ended June 30, 2018, Hollenfels’s share of incurred and paid claims, as reported to it by the underlying insurance and reinsurance companies, amounted to $3.6 million and $7.7 million, respectively. During the three and six months ended June 30, 2017, Hollenfels’ share of incurred and paid claims, as reported to it by the underlying insurance and reinsurance companies, amounted to $0.5 million and $1.1 million, respectively.
During the same period, Hollenfels’s share of claims incurred but not reported plus expected development on reported claims totaled $8.3 million and $8.4 million, respectively. Hollenfels generally employs an estimation methodology whereby historical average claims ratios over a period of 5 or 10 years, based on availability of data, are utilized. In cases where an event may have occurred that could give rise to claims in excess of the amount calculated using the above-mentioned methodology, then actuarial methods are used to calculate the impact of such an event. During the three and six months ended June 30, 2018, Hollenfels did not change its methodology for determining claim liability or claim adjustment expenses and calculated them using the above-mentioned methods.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. This is because certain contracts Hollenfels has written are on a quota-share basis while the other policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three and six months ended June 30, 2018 and June 30, 2017.
14. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share-based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius Capital Group LLC and Cowen) and the 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SAR's") and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SAR's vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of June 30, 2018, there were 0.2 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity Plan, the Company awarded $39.1 million of deferred cash awards to its employees during the three and six months ended June 30, 2018. These awards vest over a four year period and accrue interest at 0.70% per year. As of June 30, 2018, the Company had unrecognized compensation expense related to the 2010 Equity Plan deferred cash awards of $61.6 million.
Subsequent to the acquisition of Convergex Group (see Note 2) the Company maintained the Convergex Nonqualified Deferred Compensation Plan, which is a deferred cash award plan that is expensed over the 27 month service period. As of

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

June 30, 2018, the Company had unrecognized compensation expense related to former Convergex Group deferred cash awards of $0.9 million.
The Company measures compensation cost for share-based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plans, the Company recognized compensation expense of $8.8 million and $9.1 million for the three months ended June 30, 2018 and 2017, and $19.1 million and $17.9 million, for the six months ended June 30, 2018 and 2017, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.4 million and $4.5 million for the three months ended June 30, 2018 and 2017, and $4.7 million and $7.0 million for the six months ended June 30, 2018 and 2017, respectively.
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
The following table summarizes the Company's SAR's for the six months ended June 30, 2018:

	Class A Common Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2017	75,000	$11.60	0.21	$173
SAR's vested	(75,000)	14.21	—	—
Balance outstanding at June 30, 2018	—	$—	0	$—
SAR's exercisable at June 30, 2018	—	$—	0	$—

(1)	Based on the Company's closing stock price of $13.65 on December 31, 2017.
As of June 30, 2018, the Company's SAR's were fully expensed.
Restricted Shares and Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the six months ended June 30, 2018:

	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2017	5,579,293	$16.33
Granted	2,179,443	14.26
Vested	(1,390,392)	16.11
Forfeited	(44,556)	13.86
Balance outstanding at June 30, 2018	6,323,788	$15.68
Included in the restricted share and restricted stock unit activity are performance linked restricted stock units of 481,438 which were awarded to employees of the Company in December 2013 and January 2014. An additional 700,000 performance

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

linked restricted stock units were awarded in March 2016. Of the awards granted, 117,188 have been forfeited through June 30, 2018. The remaining awards, included in the outstanding balance as of June 30, 2018, will vest between March 2019 and December 2020 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of June 30, 2018, there was $70.7 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.44 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were no restricted stock units awarded during the three and six months ended June 30, 2018. As of June 30, 2018 there were 165,268 restricted stock units outstanding.
15. Income Taxes

The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen Inc. as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand‑alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Gibraltar, Canada and Hong Kong.

The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds. Based on these methodologies, the Company’s effective income tax rate was 15.83% and 2.69% for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, the unusual or infrequent items whose tax impact were recorded discretely related primarily to state and foreign taxes, as well as stock compensation.
For the six months ended June 30, 2018 and 2017, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds, stock compensation, state and foreign taxes, as well as other nondeductible expenses.
The Company recorded an uncertain tax position liability of $4.8 million as of June 30, 2018 related to New York State and New York City tax matters.
The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of June 30, 2018, the Company recorded a valuation allowance against deferred tax assets related to its foreign net operating losses.
The Company is subject to examination by the United States Internal Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York, United Kingdom, and Luxembourg. Currently, the Company is under audit by the Internal Revenue Service for the 2014 tax year. Management is not expecting a material tax liability from this audit.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company continues to permanently reinvest the capital and accumulated earnings of its United Kingdom and Canadian subsidiaries.
16. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $6.4 million and $5.2 million for the three months ended June 30, 2018 and 2017, and $12.9 million and $10.0 million for the six months ended June 30, 2018 and 2017, respectively and are included in occupancy and equipment expense in the accompanying condensed consolidated statements of operations.
As of June 30, 2018, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2018	$1,679	$15,351	$13,037
2019	1,783	17,422	23,684
2020	826	4,433	19,769
2021	722	1,700	19,649
2022	488	1,350	16,690
Thereafter	—	1,470	26,735
	$5,498	$41,726	$119,564

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 17 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.4 and $0.3 million for the three months ended June 30, 2018 and 2017, and $0.7 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate funds with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both June 30, 2018 and December 31, 2017, and the clawback obligation was $6.2 million which is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.
Unfunded Commitments
The following table summarizes unfunded commitments as of June 30, 2018:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$22.0	(a)
HealthCare Royalty Partners funds (b)	5.0	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.4	6 years
Lagunita Biosciences, LLC	1.0	3 years
Eclipse Fund II, L.P.	0.7	7 years
Eclipse Continuity Fund I, L.P.	0.6	8 years
Cowen Healthcare Investments II LP	9.6	3 years
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended June 30, 2018.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court has been lifted, and the case is proceeding in the District Court. A status conference was held on April 6, 2018. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
17. Convertible Debt and Notes Payable
As of June 30, 2018 and December 31, 2017, the Company's outstanding debt was as follows:

	As of June 30, 2018	As of December 31, 2017
	(dollars in thousands)
Convertible debt	$131,683	$141,502
Notes payable	229,494	132,970
Pledge facility	3,133	—
Term loan	28,200	28,121
Other notes payable	8,453	8,247
Capital lease obligations	3,322	4,120
	$404,285	$314,960
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
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2019 (the "2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of June 30, 2018, the outstanding balance of the 2022 Convertible Notes was $111.8 million. On June 26, 2018, the Company received Cowen shareholder approval for the Company to settle the 2022 Convertible Note entirely in class A common shares. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $1.0 million and $2.0 million for the three and six months ended June 30, 2018. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.0 million and $2.0 million for the three and six months ended June 30, 2018, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2022 Convertible Notes.
2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "2019 Convertible Notes"). The 2019 Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the 2019 Convertible Notes is payable semi-annually on March 15 and September 15 of each year. The 2019 Convertible Notes are senior unsecured obligations of the Company. The 2019 Convertible Notes may be converted into cash, upon the occurrence of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The 2019 Convertible Notes were issued with an initial conversion price of $21.32 per share (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). During December 2017, the Company repurchased and extinguished $115.1 million of the outstanding balance of the 2019 Convertible Notes. During June 2018, the Company repurchased and extinguished an additional $13.5 million of the outstanding balance of the 2019 Convertible Notes. As of June 30, 2018, the outstanding balance of the 2019 Convertible Notes was $19.9 million.
The Company recorded interest expense of $0.2 million and $1.1 million for the three months ended June 30, 2018 and 2017, and $0.7 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively. The initial unamortized discount on the 2019 Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.4 million and $1.7 million for the three months ended June 30, 2018 and 2017, and $0.9 million and $3.7 million for the six months ended June 30, 2018 and 2017, respectively, based on an effective interest rate of 8.89%. Upon issuance of the 2019 Convertible Notes, the Company capitalized the debt issuance costs in the amount of $0.9 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2019 Convertible Notes. In conjunction with the partial extinguishment of the 2019 Convertible Notes, the Company accelerated the pro-rata unamortized discount and capitalized debt issuance costs. During the six months ended June 30, 2018, the Company recognized $0.6 million of loss on debt extinguishment.
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
Notes Payable
2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due 2033 (the “2033 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the 2033 Notes. Interest on the 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $0.4 million and $0.4 million for the three and six months ended June 30, 2018. The Company capitalized debt issuance costs of approximately $3.8 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2033 Notes.
2027 Notes

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due 2027 (the “2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the 2027 Notes. Interest on the 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $5.1 million for the three and six months ended June 30, 2018. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due 2021 (the "2021 Notes") and for general corporate purposes.
Pledge Facility
The Company borrows on its secured tri-party pledge facility to obtain funding necessary to cover daily securities settlements with clearing corporations (see Note 24). Borrowings have an interest rate of the Federal Reserve's overnight bank funding rate plus .80%. As of June 30, 2018, the outstanding balance on the Company's pledge line was $3.1 million and was fully repaid in July 2018. Interest expense for the three and six months ended June 30, 2018 was insignificant.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 28, 2019. The loan is secured by the value of the Company's limited partnership interests in two affiliated funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2018.
Other Notes Payable
During January 2018, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 2.01% and is due on December 31, 2018, with monthly payment requirements of $0.2 million. As of June 30, 2018, the outstanding balance on this note payable was $0.9 million. Interest expense for the three and six months ended June 30, 2018 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and other debt in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from January 2019 to April 2021 and interest rates ranged from 4.21% to 7.25%. As of June 30, 2018 and December 31, 2017, the remaining balance on the aircraft financing agreements was $7.5 million and $8.2 million, respectively. Interest expense was $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, and $0.2 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.
Capital Lease Obligations
The Company has entered into seven capital leases for computer equipment, which amounted to $7.3 million and is recorded in fixed assets as capital lease obligations. These capital lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 3.70% to 5.69%. As of June 30, 2018, the remaining balance on these capital leases was $3.3 million. Interest expense was $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, and $0.1 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of June 30, 2018, are as follows:

	Convertible Debt	Note Payable	Term loan	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2018	$4,225	$9,033	$28,551	$2,021	$892
2019	25,223	17,893	—	3,410	799
2020	4,050	17,893	—	1,363	720
2021	4,050	17,893	—	2,512	720
2022	139,050	17,893	—	—	488
Thereafter	—	370,090	—	—	—
Subtotal	176,598	450,695	28,551	9,306	3,619
Less (a)	(44,915)	(221,201)	(351)	(853)	(297)
Total	$131,683	$229,494	$28,200	$8,453	$3,322

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Letters of Credit
As of June 30, 2018, the Company has the following eight irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $9.6 million, as of June 30, 2018, and $11.8 million, as of December 31, 2017, which is anticipated to be due March 2021.

Location	Amount	Maturity
	(dollars in thousands)
Connecticut	$65	September 2018
Boston	$385	March 2019
New York	$356	April 2019
New York	$70	May 2019
New York	$496	October 2018
New York	$2,249	October 2018
New York	$1,611	November 2018
San Francisco	$712	January 2019
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2018 and December 31, 2017, there were no amounts due related to these letters of credit.
18. Stockholder's Equity
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended June 30, 2018 and 2017, and $3.4 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively.
Each share of Series A Convertible Preferred Stock is non-voting and has a liquidity preference over the Company's Class A common stock and ranks senior to all classes or series of the Company's Class A common stock, but junior to all of the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
Embedded Cash Conversion Option on the 2022 Convertible Notes
Upon issuance of the 2022 Convertible Notes (see Note 17), the Company recognized the embedded cash conversion option at fair value of $23.4 million which was valued as of June 26, 2018 at $29.0 million. On June 26, 2018, the Company received Cowen shareholder approval for the Company to settle the 2022 Convertible Note entirely in class A common shares. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
Treasury Stock
Treasury stock of $208.0 million as of June 30, 2018, compared to $186.8 million as of December 31, 2017, resulted from $8.4 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plan or other similar transactions, $1.9 million received from an escrow account established to satisfy the Company’s indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company’s acquisition of Convergex Group, LLC and $10.9 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the six months ended June 30, 2018:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2017	12,133,276	$186,846	$15.40
Shares purchased for minimum tax withholding under the Equity Plan or other similar transactions	567,598	8,376	14.76
Shares of stock received in respect of indemnification claims	136,817	1,925	14.07
Purchase of treasury stock	757,888	10,862	14.33
Balance outstanding at June 30, 2018	13,595,579	$208,009	$15.30
19. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Beginning Balance	$(8)	$(4)	$(8)	$(2)
Foreign currency translation	1	(4)	1	(6)
Ending Balance	$(7)	$(8)	$(7)	$(8)
20. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of June 30, 2018, there were 29,609,472 of Class A common shares outstanding. The Company has included 165,268 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive items. The Company uses the treasury stock method to reflect the potential dilutive effect of the warrants (see Note 6(a)), unexercised stock options, unvested restricted shares, restricted stock units, and SAR's. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares and restricted stock units are assumed to have been delivered, and options and warrants are assumed to have been exercised, for the entire period being presented. The number of performance-linked unvested restricted stock units that are included in the calculation are at the amount that could be earned using current payout rates. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the amount of compensation cost attributed to future services and not yet recognized.
The Company can elect to settle the Series A Convertible Preferred Stock in shares, cash, or a combination of both. The Company's intent is to settle in cash and, based on current and projected liquidity needs, the Company has the ability to do so.
The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Net income (loss)	$30,006	$28,585	$58,015	$40,674
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	24,607	21,145	35,763	30,250
Net income (loss) attributable to Cowen Inc.	5,399	7,440	22,252	10,424
Preferred stock dividends	1,698	1,698	3,396	3,396
Net income (loss) attributable to Cowen Inc. common stockholders	$3,701	$5,742	$18,856	$7,028

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	29,769	28,634	29,688	27,852
Stock options		—	—	—
Stock appreciation rights	—	14	—	13
Restricted stock	951	826	772	995
Weighted average shares used in diluted computation	30,720	29,474	30,460	28,860
Earnings (loss) per share:
Basic	$0.12	$0.20	$0.64	$0.25
Diluted	$0.12	$0.19	$0.62	$0.24
21. Segment Reporting
The Company conducts its operations through two segments: the investment management segment and the investment bank segment. These activities are conducted primarily in the United States and substantially all of its revenues are generated

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2018
				Adjustments
	Investment Management	Investment Bank	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$80,042	$80,042	$—	$4,784	(i)	$84,826
Brokerage	—	113,186	113,186	—	(9,901)	(h)	103,285
Management fees	11,758	728	12,486	(613)	(4,500)	(a)	7,373
Incentive income (loss)	9,363	—	9,363	(8)	(9,306)	(a)(i)	48
Investment income (loss)	16,891	3,063	19,954	—	(19,954)	(c)(f)	—
Interest and dividends	—	—	—	—	25,109	(c)	25,109
Reimbursement from affiliates	—	—	—	(65)	401	(e)	336
Aircraft lease revenue	—	—	—	—	419	(f)	419
Reinsurance premiums	—	—	—	—	9,226	(g)	9,226
Other revenue	(579)	(142)	(721)	—	1,596	(g)	876
Consolidated Funds revenues	—	—	—	3,075	—		3,075
Total revenues	37,433	196,877	234,310	2,389	(2,126)		234,573
Interest expense	2,407	1,717	4,124	—	20,183	(c)	24,306
Total net revenues	35,026	195,160	230,186	2,389	(22,309)		210,267
Expenses
Non interest expense	26,674	179,291	205,965	—	14,303	(b)(c)(d)(i)	220,267
Consolidated Funds expenses	—	—	—	3,148	—		3,149
Total expenses	26,674	179,291	205,965	3,148	14,303		223,416
Total other income (loss)	—	—	—	23,411	23,738	(c)(k)	47,148
Income taxes expense / (benefit)	—	—	—	—	3,993	(b)	3,993
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(2,480)	—	(2,480)	(22,652)	525		(24,607)
Economic income (loss) / net income (loss) attributable to Cowen Inc.	$5,872	$15,869	$21,741	$—	$(16,342)		$5,399

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2017
				Adjustments
	Investment Management	Investment Bank	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$64,146	$64,146	$—	$—		$64,146
Brokerage	19	66,974	66,993	—	(3,148)	(h)	63,845
Management fees	13,602	753	14,355	(605)	(5,094)	(a)	8,656
Incentive income (loss)	10,969	—	10,969	(2,779)	(4,464)	(a)	3,726
Investment income (loss)	9,338	4,854	14,192	—	(14,192)	(c)(f)	—
Interest and dividends	—	—	—	—	7,917	(c)	7,917
Reimbursement from affiliates	—	—	—	(75)	570	(e)	495
Aircraft lease revenue	—	—	—	—	1,043	(f)	1,043
Reinsurance premiums	—	—	—	—	7,682	(g)	7,682
Other revenue	860	413	1,273	—	72	(g)	1,345
Consolidated Funds revenues	—	—	—	1,675	—		1,675
Total revenues	34,788	137,140	171,928	(1,784)	(9,614)		160,530
Interest expense	3,238	1,088	4,326	—	7,885	(c)	12,211
Total net revenues	31,550	136,052	167,602	(1,784)	(17,499)		148,319
Expenses
Non interest expense	24,000	130,093	154,093	230	20,726	(b)(c)(d)	175,049
Consolidated Funds expenses	—	—	—	2,748	—		2,748
Total expenses	24,000	130,093	154,093	2,978	20,726		177,797
Total other income (loss)	—	—	—	24,902	32,376	(c)(j)	57,278
Income taxes expense / (benefit)	—	—	—	—	(785)	(b)	(785)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(1,960)	—	(1,960)	(20,140)	955		(21,145)
Economic income (loss) / net income (loss) attributable to Cowen Inc.	$5,590	$5,959	$11,549	$—	$(4,109)		$7,440

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2018
				Adjustments
	Investment Management	Investment Bank	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$173,966	$173,966	$—	$8,848	(i)	$182,814
Brokerage	—	227,257	227,257	—	(18,239)	(h)	209,018
Management fees	24,114	1,499	25,613	(1,816)	(9,006)	(a)	14,790
Incentive income (loss)	14,559	—	14,559	(17)	(14,478)	(a)	64
Investment income (loss)	28,787	5,469	34,256	—	(34,255)	(c)(f)	—
Interest and dividends	—	—	—	—	51,063	(c)	51,063
Reimbursement from affiliates	—	—	—	(133)	846	(e)	713
Aircraft lease revenue	—	—	—	—	1,134	(f)	1,134
Reinsurance premiums	—	—	—	—	17,873	(g)	17,873
Other revenue	(218)	384	166	—	2,045	(g)	2,212
Consolidated Funds revenues	—	—	—	6,276	—		6,276
Total revenues	67,242	408,575	475,817	4,310	5,831		485,957
Interest expense	6,260	3,821	10,081	—	38,765	(c)	48,846
Total net revenues	60,982	404,754	465,736	4,310	(32,934)		437,111
Expenses
Non interest expense	49,555	365,743	415,298	—	28,285	(b)(d)(i)	443,582
Consolidated Funds expenses	—	—	—	5,579	—		5,580
Total expenses	49,555	365,743	415,298	5,579	28,285		449,162
Total other income (loss)	—	—	—	33,458	47,523	(c)(k)	80,982
Income taxes expense / (benefit)	—	—	—	—	10,916	(b)	10,916
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(4,638)	—	(4,638)	(32,189)	1,064		(35,763)
Economic income (loss) / net income (loss) attributable to Cowen Inc.	$6,789	$39,011	$45,800	$—	$(23,548)		$22,252

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2017
				Adjustments
	Investment Management	Investment Bank	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$100,699	$100,699	$—	$—		$100,699
Brokerage	19	119,287	119,306	—	(4,927)	(h)	114,379
Management fees	26,748	1,554	28,302	(1,133)	(9,805)	(a)	17,364
Incentive income (loss)	14,029	—	14,029	(3,267)	(6,490)	(a)	4,272
Investment income (loss)	24,485	11,331	35,816	—	(35,816)	(c)(f)	—
Interest and dividends	—	—	—	—	13,006	(c)	13,006
Reimbursement from affiliates	—	—	—	(153)	2,300	(e)	2,147
Aircraft lease revenue	—	—	—	—	2,102	(f)	2,102
Reinsurance premiums	—	—	—	—	14,771	(g)	14,771
Other revenue	1,680	698	2,378	—	367	(g)	2,745
Consolidated Funds revenues	—	—	—	4,016	—		4,016
Total revenues	66,961	233,569	300,530	(537)	(24,492)		275,501
Interest expense	6,480	2,189	8,669	—	13,472	(c)	22,141
Total net revenues	60,481	231,380	291,861	(537)	(37,964)		253,360
Expenses
Non interest expense	47,190	224,060	271,250	(199)	29,478	(b)(d)	300,529
Consolidated Funds expenses	—	—	—	7,711	—		7,711
Total expenses	47,190	224,060	271,250	7,512	29,478		308,240
Total other income (loss)	—	—	—	36,576	60,104	(c)(j)	96,680
Income taxes expense / (benefit)	—	—	—	—	1,126	(b)	1,126
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	(3,605)	—	(3,605)	(28,527)	1,882		(30,250)
Economic income (loss) / net income (loss) attributable to Cowen Inc.	$9,686	$7,320	$17,006	$—	$(6,582)		$10,424

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
(j)    Economic Income (Loss) excludes the bargain purchase gain which resulted from the Convergex Group acquisition.
(k)     Economic Income (Loss) excludes gain/(loss) on debt extinguishment.
For the three and six months ended June 30, 2018 and 2017, there was no one fund or other customer which represented more than 10% of the Company's total revenues.
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
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At June 30, 2018, Cowen Execution had $117.6 million of net capital in excess of this minimum requirement.
Ramius UK, Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the FCA of the U.K. Financial Resources, as defined, must exceed the requirement of the FCA. Effective June 1, 2018, the FCA approved Ramius UK’s application to cancel all of its FCA authorization permissions.  Accordingly, Ramius UK is no longer an FCA regulated and authorized firm.  Ramius UK sought the cancellation of its permissions because it was no longer conducting or expecting to conduct regulated activities in the United Kingdom.
As of June 30, 2018, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$124.5	$1.0	$123.5
Cowen Execution	$119.7	$2.1	$117.6
ATM Execution	$1.7	$0.3	$1.4
Cowen Prime	$14.0	$0.3	$13.7
Westminster	$11.5	$0.3	$11.2
Cowen International Ltd	$13.3	$9.4	$3.9
Cowen Execution Ltd	$5.0	$3.2	$1.8
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account, cash or acceptable qualified securities for the exclusive benefit of customers. As of June 30, 2018, Cowen Execution had segregated approximately $38.1 million of cash, while its required deposit was $25.9 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB accounts”), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At June 30, 2018, Cowen Execution had $19.6 million of cash on deposit in PAB Reserve Bank Accounts, which was less than its required deposit of $22.6 million. An additional $11.0 million was deposited on July 3, 2018 to meet the deposit requirement of SEC Rule 15c3-3.
Cowen and Company, ATM Execution, Cowen Prime and Cowen Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of June 30, 2018 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2018. RCG Insurance Company’s capital and surplus as of June 30, 2018 totaled approximately $27.8 million.
23. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of June 30, 2018 and December 31, 2017, $16.5 million and $13.5 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three and six months ended June 30, 2018, these amounts are immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of June 30, 2018 and December 31, 2017, loans to employees of $14.7 million and $11.1 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $7.4 million and $4.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.8 million and $0.6 million for the three months ended June 30, 2018 and 2017, and $1.4 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statement of operations. For the three and six months ended June 30, 2018 and 2017, the interest income was insignificant for these related party loans and advances.
As of June 30, 2018 and December 31, 2017, included in due from related parties is $7.8 million and $14.0 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a 5 year period and earns interest at 5% per annum.  The interest income for the three months ended June 30, 2018 and 2017, was $0.1 million and $0.2 million and for the six months ended June 30, 2018 and 2017, was $0.2 million and $0.4 million, respectively.
The remaining balance included in due from related parties of $10.2 million and $9.7 million as of June 30, 2018 and December 31, 2017, respectively, relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Included in due to related parties is approximately $0.6 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of June 30, 2018 and December 31, 2017, such investments aggregated $22.4 million and $28.2 million, respectively, were included in redeemable non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $1.5 million and $3.6 million for the three months ended June 30, 2018 and 2017, and $4.3 million and $5.5 million for the six months ended June 30, 2018 and 2017, respectively.
24. Guarantees and Off-Balance Sheet Arrangements
Guarantees
US GAAP requires the Company to disclose information about its obligations under certain guarantee arrangements. Those standards define guarantees as contracts and indemnification agreements that contingently require a guarantor to make payments to the guaranteed party based on changes in an underlying security (such as an interest or foreign exchange rate, security or commodity price, an index or the occurrence or nonoccurence of a specified event) related to an asset, liability or equity security of a guaranteed party. Those standards also define guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of June 30, 2018 and December 31, 2017. Through indemnification provisions in the clearing agreement, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of June 30, 2018.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
Texas Capital Bank	$75,000	$75,000	None	Secured DTC Pledge Line
BMO Harris Bank	75,000	71,870	None	Secured Tri-Party Pledge Facility
BMO Harris Bank	150,000	150,000	None	Secured DTC Pledge Line
Total	300,000	296,870

Revolving Credit Facility
BMO Harris Bank	30,000	30,000	August 2, 2018	Unsecured liquidity facility to cover increases in NSCC margin deposit requirements
Total Credit Lines	$330,000	$326,870
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
Overview
Cowen Inc. (formerly Cowen Group, Inc.), a Delaware corporation formed in 2009, is a diversified financial services firm and, together with its consolidated subsidiaries (collectively, "Cowen" or the "Company"), provides investment management, investment banking, research, sales and trading, prime brokerage, global clearing and commission management services through its two business segments: the investment management segment and the investment bank segment. The investment management segment includes advisers to private funds, managed accounts, real estate funds, private equity structures and registered investment companies and also manages a significant portion of the Company’s proprietary capital. The investment bank segment offers industry focused investment banking for growth-oriented companies including advisory and global capital markets origination and domain knowledge-driven research, sales and trading platform for institutional investors, global clearing and commission management services and also a comprehensive suite of prime brokerage services.
The Company's investment management platform, which operates primarily under the Cowen Investment Management name (formerly "Ramius"), offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") since 1997. The Company's investment management business offers investors access to a number of strategies to meet their specific needs including long/short equity, merger arbitrage, activism, health care royalties, private healthcare investing and real estate. The Company's investment management business focuses on attracting and retaining talented investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested some of its capital in its aviation and reinsurance businesses. Our investment management business had approximately $10.9 billion of assets under management as of July 1, 2018. See the section titled "Assets Under Management and Fund Performance" for further analysis.
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
Recent Developments
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due 2033 and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the notes.

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
Revenue recognition
Effective January 1, 2018, the Company adopted ASC Topic 606 Revenue from Contracts with Customers ("ASC Topic 606"). The new revenue recognition guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The Company applied the modified retrospective method of adoption which resulted in a cumulative adjustment of $0.6 million to retained earnings as of January 1, 2018. Reported financial results for historic periods were not restated and are reported under the accounting standards in effect during the historic period. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for discussions related to the Company's previous revenue recognition policies.
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

Investment Management
Our investment management segment generates revenue through three principle sources: management fees, incentive income and investment income from the Company's own capital. The investment income was excluded from the new revenue recognition guidance, therefore there were no changes associated with the adoption of the new guidance.
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
Management fees are generally paid on a quarterly basis and are prorated for capital inflows (or commitments) and redemptions (or distributions). While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Private Hedge Funds. Management fees for the Company's private hedge funds are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month.

•
Real Estate. Management fees from the Company's real estate business are generally charged at an annual rate from 0.25% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears.

•
Private Equity Funds. Management fees for the Company's private equity or debt funds are generally charged at an annual rate of 1% to 2% of committed capital during the investment period (as defined in the relevant partnership agreements). After the investment period, management fees for these funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the funds. For certain other funds (and managed accounts), the management fees range from 0.2% to 1% and there is no adjustment based on the investment period. Management fees for the Company's private equity funds are generally paid on a quarterly basis.

•	Cowen Trading Strategies. Advisory fees for the Company's collateral management advisory business are typically paid quarterly based on assets under management, generally subject to a minimum fee.
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management or partnership agreements) with respect to certain of the Company's funds and managed accounts. The incentive income is either allocated to the Company or is charged to the funds in accordance with their respective investment management or partnership agreements. For the private hedge fund products the Company offers, incentive income earned is typically up to 20% (in certain cases on performance in excess of a benchmark) of the net profits earned for the full year that are attributable to each fee-paying investor. For the private equity and debt fund products the Company offers, the carried interest earned is typically up to 20% of the distributions made to investors after return of their contributed capital and generally a preferred return.
With the adoption of ASC Topic 606, the Company applied an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model as net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. The Company previously recognized these amounts as incentive income. This accounting change did not change the timing or amount of revenue recognized. Under the equity method of accounting the Company recognizes its allocations of incentive income or carried interest within net gains (losses) along with the allocations proportionate to the Company’s ownership interests in the funds.
The Company recognizes incentive income charged to the Company's private hedge funds based on the net profits of the funds. The Company recognizes such incentive income when the fees are no longer subject to reversal or are crystalized. For a majority of the private hedge funds, the incentive fee crystallizes annually when the high-water mark for such funds is reset, which delays recognition of the incentive fee until year end.

In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to such investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.”
The management companies and general partners of the Company's private equity and debt funds (including the real estate funds, the private healthcare investing funds and HealthCare Royalty Partners funds) are private companies and therefore have not adopted the new revenue recognition guidance. Generally, incentive income or carried interest on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income or carried interest in the HealthCare Royalty Partners and the Company's private healthcare investing funds is generally earned only after investors receive a full return of their capital plus a preferred return. With the adoption of ASC Topic 606, the Company recognizes incentive income at the end of the performance period.
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
The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Condition	As of June 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Assets
Fees receivable, net of allowance	$138,462	$7,550	$146,012
Other investments	169,897	(7,550)	162,347
Stockholders' equity	$793,207	$2,539	$795,746

Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Revenues
Investment banking	$84,826	$(4,785)	$80,041	$182,814	$(8,848)	$173,966
Incentive income	48	1,103	1,151	64	3,410	3,474
Total revenues	234,573	(3,682)	230,891	485,957	(5,438)	480,519
Expenses
Underwriting expenses	4,785	(4,785)	—	8,848	(8,848)	—
Total expenses	223,416	(4,785)	218,631	449,162	(8,848)	440,314
Net gains (losses) on securities, derivatives and other investments	16,719	(24)	16,695	32,688	1,430	34,118
Net income (loss) attributable to Cowen Inc. common stockholders	$3,701	$1,127	$4,828	$18,856	$1,980	$20,836

Condensed Consolidated Statements of Cash Flows	Six Months Ended June 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$58,015	$1,980	$59,995
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Net (gains) losses on securities, derivatives, and other investments	(28,237)	1,885	(26,352)
(Increase) decrease in operating assets:
Fees receivable, net of allowance	(32,917)	(3,055)	(35,972)
Net cash provided by / (used in) operating activities	29,036	810	29,846
Cash flows from investing activities:
Purchase of other investments	(20,227)	(812)	(21,039)
Net cash provided by / (used in) investing activities	$(8,316)	$(812)	$(9,128)

(a) The amounts reflected above represent items as they would have been reported prior to adoption of the new revenue standard.
Refer to Note 21, Segment Reporting, for revenues from contracts with customers disaggregated by major business activity.
Interest and dividends expense
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
Assets Under Management and Fund Performance
Assets Under Management
Assets under management refer to all of our investment management products, solutions and services including advisers to private funds, managed accounts, real estate funds, private equity structures and listed vehicles. The Company's investment management segment includes such strategies as long/short equity, merger arbitrage, activism, health care royalties, private healthcare investing and real estate.
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
As of July 1, 2018, the Company had assets under management of $10.9 billion, a 1.0% decrease as compared to assets under management of $11.0 billion as of January 1, 2018. The $0.1 billion decrease in assets under management during the six months ended June 30, 2018 primarily resulted from redemptions in the private funds and private healthcare funds.
The following table is a breakout of total assets under management by platform as of July 1, 2018 (which excludes cross investments from other Ramius platforms):

	Platform
	Private Funds (a) (b) (g)	Alternative Solutions (a)	Cowen Trading Strategies (h)	Real Estate (a) (d) (i)	Healthcare Royalty Partners (c) (d) (i)	Private Healthcare (d) (i) (k)	Other (j)	Total
	(dollars in millions)
January 1, 2016	$5,590	$3,552	$95	$1,642	$2,409	$—	$34	$13,322
Subscriptions	1,537	—	—	—	—	—	—	1,537
Redemptions	(714)	(3,641)	(40)	(220)	(137)	—	(21)	(4,773)
Performance (e)	362	89	(3)	—	10	—	—	458
Net Return (f)	6.48%	2.51%	(3.16)%	—%	0.42%	—%	—%	3.44%
January 1, 2017	6,775	—	52	1,422	2,282	—	13	10,544
Subscriptions	823	—	163	583	—	—	51	1,799
Redemptions	(1,168)	—	(59)	—	(521)	—	—	(1,760)
Performance (e)	430	—	1	—	(26)	—	—	420
Net Return (f)	6.35%	—%	1.92%	—%	(1.14)%	—%	—%	3.98%
January 1, 2018	6,860	—	157	2,005	1,735	182	64	11,003
Subscriptions	645	—	—	(43)	35	128	18	783
Redemptions	(1,007)	—	(1)	—	—	(54)	—	(1,062)
Performance (e)	151	—	—	—	(12)	26	—	165
Net Return (f)	2.20%	—%	—%	—%	(0.69)%	—%	—%	1.50%
July 1, 2018	$6,649	$—	$156	$1,962	$1,758	$282	$82	$10,889

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

(b)
These amounts include the Company's invested capital of approximately $170.2 million, $160.9 million and $176.6 million as of July 1, 2018, January 1, 2018 and January 1, 2017, respectively (including interests in both a registered investment company and an Undertakings for Collective Investment Trust (UCITS), each of which pursues a private fund-style strategy). Assets under management amounts are as of July 1, 2018 and include approximately $613.0 million of committed but undrawn capital that will be charged fees when invested.

(c)	These amounts include the Company's invested capital of approximately $5.3 million, $5.6 million and $10.5 million as of July 1, 2018, January 1, 2018 and January 1, 2017, respectively.

(d)	This amount includes unfunded capital commitments.

(e)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(f)	Performance net returns are calculated on the platform as a whole. Net return of individual funds will vary.

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

(j)
Includes the assets of separate accounts managed by the Company for non-institutional clients and the assets of private-equity style co-investment vehicles that had been managed prior to July 1, 2017 but had not previously been included in the Company’s calculation of its assets under management. Prior to June 1, 2017, “Other” assets under management included the assets of a CDO managed by the Company, which are now part of the Cowen Trading Strategies business.

(k)
The Company began managing a private healthcare fund in September 2015. This amount includes the Company’s investment of $38.0 million and $36.9 million as of July 1, 2018 and January 1, 2018, respectively. The Company owns 100% of the investment manager of the private healthcare business.

Fund Performance
For the quarter ended June 30, 2018, Cowen's public equity investment strategies had positive results during a strong quarter for both the Russell 2000 and the S&P 500. Cowen's private market investment capabilities are all in their investment periods.
Our activist strategy had positive performance for the quarter, but lagged the Russell 2000 Index, which was up sharply at 7.67% for the quarter.
The merger arbitrage strategy had strong returns for the quarter, outperforming both the S&P 500 and the HFRX Merger Arbitrage Index. The UCITS Fund had a similarly strong performance.
Our equity long/short affiliate, which follows a multi-sector approach with a focus on technology and consumer companies, finished the quarter with positive results, driven by a particularly strong May. Performance was driven primarily by alpha in its long equity investments. The fund outperformed both the S&P 500 and the HFRX Equity Hedge Index.
Our healthcare royalty strategy’s third fund remains in its investment period. Ongoing opportunities in the pharmaceutical and healthcare sectors remain robust and the fund was 75% invested at quarter end.
Our private healthcare fund remains in its investment period, ending the quarter with six holdings and a solid pipeline of opportunities ahead. One of its portfolio companies held a successful IPO in June.
Our real estate affiliate's third private-equity style real estate fund and its sixth debt fund are both in their investment periods.
The liquidation of the internally managed multi-strategy vehicles continues.
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

As of June 30, 2018, the Company's invested capital amounted to a net value of $716.1 million (supporting a long market value of $600.7 million), representing approximately 90% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of June 30, 2018. The net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of June 30, 2018 because they are included in various line items of the accompanying condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$527.9	67%
Merchant Banking	159.8	20%
Real Estate	28.4	4%
Total	716.1	90%
Stockholders' Equity	$793.2	100%
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

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

	Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Period to Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$84,826	$64,146	$20,680	32%
Brokerage	103,285	63,845	39,440	62%
Management fees	7,373	8,656	(1,283)	(15)%
Incentive income	48	3,726	(3,678)	(99)%
Interest and dividends	25,109	7,917	17,192	217%
Reimbursement from affiliates	336	495	(159)	(32)%
Aircraft lease revenue	419	1,043	(624)	(60)%
Reinsurance premiums	9,226	7,682	1,544	20%
Other revenues	876	1,345	(469)	(35)%
Consolidated Funds revenues	3,075	1,675	1,400	84%
Total revenues	234,573	160,530	74,043	46%
Interest and dividends expense	24,306	12,211	12,095	99%
Total net revenues	210,267	148,319	61,948	42%

Expenses
Employee compensation and benefits	131,845	102,111	29,734	29%
Reinsurance claims, commissions and amortization of deferred acquisition costs	9,924	7,275	2,649	36%
Operating, general, administrative and other expenses	75,304	53,990	21,314	39%
Depreciation and amortization expense	3,194	3,132	62	2%
Restructuring costs	—	8,541	(8,541)	NM
Consolidated Funds expenses	3,149	2,748	401	15%
Total expenses	223,416	177,797	45,619	26%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	16,719	18,719	(2,000)	(11)%
Bargain purchase gain, net of tax	—	7,946	(7,946)	NM
Gain/(loss) on debt extinguishment	(556)	—	(556)	NM
Consolidated Funds net gains (losses)	30,985	30,613	372	1%
Total other income (loss)	47,148	57,278	(10,130)	(18)%
Income (loss) before income taxes	33,999	27,800	6,199	22%
Income tax expense (benefit)	3,993	(785)	4,778	(609)%
Net income (loss)	30,006	28,585	1,421	5%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	24,607	21,145	3,462	16%
Net income (loss) attributable to Cowen Inc.	5,399	7,440	(2,041)	—%
Preferred stock dividends	1,698	1,698	—	NM
Net income (loss) attributable to Cowen Inc. common stockholders	$3,701	$5,742	$(2,041)	(36)%
Revenues
Investment Banking
Investment banking revenues increased $20.7 million to $84.8 million for the three months ended June 30, 2018 compared with $64.1 million in the prior year period. During the three months ended June 30, 2018, the Company completed 30 underwriting transactions, 10 strategic advisory transactions and one debt capital market transaction. During the three months ended June 30, 2017, the Company completed 31 underwriting transactions and two strategic advisory transactions. The average underwriting fee per transaction was 18.8% greater in the second quarter of 2018 as compared to the prior year period.
Brokerage

Brokerage revenues increased $39.4 million to $103.3 million for the three months ended June 30, 2018 compared with $63.8 million in the prior year period. This was attributable to an increase in revenues due to the acquisition of Convergex Group in June 2017 and increased revenue in our options business. Customer trading volumes across the industry (according to Bloomberg) were essentially flat for the three months ended June 30, 2018 compared to the prior year period.
Management Fees
Management fees decreased $1.3 million to $7.4 million for the three months ended June 30, 2018 compared with $8.7 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the healthcare royalty business.
Incentive Income
Incentive income remained fairly flat at $3.7 million for the three months ended June 30, 2018, compared with $3.7 million in the prior year period. This decrease was related to the new revenue recognition standards, effective January 1, 2018, for which the Company now recognizes the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments.
Interest and Dividends
Interest and dividends increased $17.2 million to $25.1 million for the three months ended June 30, 2018 compared with $7.9 million in the prior year period. This was primarily attributable to securities financing activities related to the June 2017 acquisition of Convergex Group.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $0.2 million to $0.3 million for the three months ended June 30, 2018 compared with $0.5 million in the prior year period.
Aircraft Lease Revenue
Aircraft lease revenue decreased $0.6 million to $0.4 million for the three months ended June 30, 2018 compared with $1.0 million in the prior year period. This decrease was related to the sale of one plane during the third quarter of 2017.
Reinsurance Premiums
Reinsurance premiums increased $1.5 million to $9.2 million for the three months ended June 30, 2018 compared with $7.7 million in the prior year period. This increase reflects premiums earned in the second quarter of 2018 from additional reinsurance policies in force.
Other Revenues
Other revenues decreased $0.5 million to $0.9 million for the three months ended June 30, 2018 compared with $1.3 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues increased $1.4 million to $3.1 million for the three months ended June 30, 2018 compared with $1.7 million in the prior year period. This is due to an increase in interest and dividend income in our consolidated funds.
Interest and Dividends
Interest and dividend expenses increased $12.1 million to $24.3 million for the three months ended June 30, 2018 compared with $12.2 million in the prior year period. This was primarily attributable to securities finance activities related to the June 2017 acquisition of Convergex Group.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $29.7 million to $131.8 million for the three months ended June 30, 2018 compared with $102.1 million in the prior year period. The increase is primarily due to $10.1 million lower other income (loss) netted with $74.0 million higher revenues during the second quarter of 2018 as compared to 2017 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 46.8% for the three months ended June 30, 2018, compared with 46.9% for the prior year period.

Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs

Reinsurance related expenses increased $2.6 million to $9.9 million for the three months ended June 30, 2018 compared with $7.3 million in the prior year period. This increase is due to additional reinsurance policies in force.
General, Administrative and Other Expenses
General, administrative and other expenses increased $21.3 million to $75.3 million for the three months ended June 30, 2018 compared with $54.0 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees, depreciation and amortization and increased occupancy costs, which are mostly related to the acquisition of Convergex Group during June 2017.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $0.1 million to $3.2 million for the three months ended June 30, 2018 compared with $3.1 million in the prior year period. The increase is primarily related to an increase in amortization of intangible assets and depreciable fixed assets related to the acquisition of Convergex Group in June 2017.
Restructuring Costs
Restructuring costs expenses were $8.5 million for three months ended June 30, 2017 and there were none in the current period. In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and incurred integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs.
Consolidated Funds Expenses
Consolidated Funds expenses increased $0.4 million to $3.1 million for the three months ended June 30, 2018 compared with $2.7 million for the prior year period. The increase is due to increased interest and dividend expense in our consolidated funds.
Other Income (Loss)
Other income (loss) decreased $10.1 million to $47.1 million for the three months ended June 30, 2018 compared with income of $57.3 million in the prior year period. The decrease primarily relates to a decrease in performance in the Company's own invested capital offset partially by the bargain purchase gain related to the acquisition of Convergex Group during June 2017. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $4.8 million to $4.0 million for the three months ended June 30, 2018 compared with an income tax benefit of $0.8 million in the prior year period. This change is primarily attributable to the Company’s increased pre-tax book income, partially offset by the impact of the new reduced statutory Federal tax rate enacted as part of the Tax Cuts and Jobs Act of 2017.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $3.5 million to $24.6 million for the three months ended June 30, 2018 compared with income of $21.1 million in the prior year period. The increase was primarily the result of an increase in income earned by the event driven and private healthcare consolidated funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

	Condensed Consolidated Statements of Operations
	Six Months Ended June 30,		Period to Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$182,814	$100,699	$82,115	82%
Brokerage	209,018	114,379	94,639	83%
Management fees	14,790	17,364	(2,574)	(15)%
Incentive income	64	4,272	(4,208)	(99)%
Interest and dividends	51,063	13,006	38,057	293%
Reimbursement from affiliates	713	2,147	(1,434)	(67)%
Aircraft lease revenue	1,134	2,102	(968)	(46)%
Reinsurance premiums	17,873	14,771	3,102	21%
Other revenues	2,212	2,745	(533)	(19)%
Consolidated Funds revenues	6,276	4,016	2,260	56%
Total revenues	485,957	275,501	210,456	76%
Interest and dividends expense	48,846	22,141	26,705	121%
Total net revenues	437,111	253,360	270,863	107%

Expenses
Employee compensation and benefits	266,985	178,784	88,201	49%
Reinsurance claims, commissions and amortization of deferred acquisition costs	18,655	13,453	5,202	39%
Operating, general, administrative and other expenses	151,523	93,591	57,932	62%
Depreciation and amortization expense	6,419	6,160	259	4%
Restructuring costs	—	8,541	(8,541)	NM
Consolidated Funds expenses	5,580	7,711	(2,131)	(28)%
Total expenses	449,162	308,240	140,922	46%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	32,688	44,775	(12,087)	(27)%
Bargain purchase gain, net of tax	—	7,946	(7,946)	NM
Gain/(loss) on debt extinguishment	(556)	—	(556)	NM
Consolidated Funds net gains (losses)	48,850	43,959	4,891	11%
Total other income (loss)	80,982	96,680	(15,698)	(16)%
Income (loss) before income taxes	68,931	41,800	114,243	(273)%
Income tax expense (benefit)	10,916	1,126	9,790	(869)%
Net income (loss)	58,015	40,674	104,453	(257)%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	35,763	30,250	5,513	18%
Net income (loss) attributable to Cowen Inc.	22,252	10,424	11,828	(113)%
Preferred stock dividends	3,396	3,396	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$18,856	$7,028	$11,828	(168)%
Revenues
Investment Banking
Investment banking revenues increased $82.1 million to $182.8 million for the six months ended June 30, 2018 compared with $100.7 million in the prior year period. During the six months ended June 30, 2018, the Company completed 66 underwriting transactions, 15 strategic advisory transactions and two debt capital market transactions. During the six months ended June 30, 2017, the Company completed 54 underwriting transactions and four strategic advisory transactions. The average underwriting fee per transaction was 33.3% greater for the six months ended June 30, 2018 as compared to the prior year period.
Brokerage

Brokerage revenues increased $94.6 million to $209.0 million for the six months ended June 30, 2018 compared with $114.4 million in the prior year period. This was attributable to an increase in revenues due to the acquisition of Convergex Group in June 2017 and increased revenue in our options business. Customer trading volumes across the industry (according to Bloomberg) increased 5% for the six months ended June 30, 2018 compared to the prior year period.
Management Fees
Management fees decreased $2.6 million to $14.8 million for the six months ended June 30, 2018 compared with $17.4 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the healthcare royalty business and to the firm exiting two investment management strategies, one in the fourth quarter of 2017 and the other in the first quarter of 2018.
Incentive Income
Incentive income decreased $4.2 million to an immaterial amount for the six months ended June 30, 2018, compared with $4.3 million in the prior year period. This decrease was related to the new revenue recognition standards, effective January 1, 2018, for which the Company now recognizes the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments.
Interest and Dividends
Interest and dividends increased $38.1 million to $51.1 million for the six months ended June 30, 2018 compared with $13.0 million in the prior year period. This was primarily attributable to securities financing activities related to the June 2017 acquisition of Convergex Group.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $1.4 million to $0.7 million for the six months ended June 30, 2018 compared with $2.1 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft Lease Revenues
Aircraft lease revenues decreased $1.0 million to $1.1 million for the six months ended June 30, 2018 compared to $2.1 million in the prior year period. This decrease was related to the sale of one plane during the third quarter of 2017.
Reinsurance Premiums
Reinsurance premiums increased $3.1 million to $17.9 million for the six months ended June 30, 2018 compared with $14.8 million in the prior year period. This increase reflects premiums earned in the first six months of 2018 from additional reinsurance policies in force compared to the first six months of 2017.
Other Revenues
Other revenues decreased $0.5 million to $2.2 million for the six months ended June 30, 2018 compared with $2.7 million in the prior year period.
Consolidated Funds Revenues
Consolidated Funds revenues increased $2.3 million to $6.3 million for the six months ended June 30, 2018 compared with $4.0 million in the prior year period. The increase is due to interest and dividends income from the consolidated funds.
Interest and Dividends
Interest and dividends expenses increased $26.7 million to $48.8 million for the six months ended June 30, 2018 compared with $22.1 million for the first six months of 2017. This was primarily attributable to securities finance activities related to the June 2017 acquisition of Convergex Group.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $88.2 million to $267.0 million for the six months ended June 30, 2018 compared with $178.8 million for the first six months of 2017. The increase is primarily due to $210.5 million higher total revenues offset partially by $15.7 million less other income (loss) during 2018 as compared to 2017 resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 47% for the six months ended June 30, 2018, compared with 48% in the prior year period.

Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses increased $5.2 million to $18.7 million for the six months ended June 30, 2018 compared with $13.5 million for the first six months of 2017. This increase reflects reinsurance related expenses incurred in the first six months of 2018 from additional policies in force compared to the first six months of 2017.
General, Administrative and Other Expenses
General, administrative and other expenses increased $57.9 million to $151.5 million for the six months ended June 30, 2018 compared with $93.6 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses, legal and other professional fees and increased occupancy costs, which are mostly related to the acquisition of Convergex Group during June 2017.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $0.3 million to $6.4 million for the six months ended June 30, 2018 compared with $6.2 million for the first six months of 2017. The increase is primarily related to an increase in amortization of intangible assets and depreciable fixed assets related to the acquisition of Convergex Group in June 2017.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $2.1 million to $5.6 million for the six months ended June 30, 2018 compared with $7.7 million in the prior year period. The decrease is due to decreased interest and dividends expense in the consolidated funds.
Other Income (Loss)
Other income (loss) decreased $15.7 million to $81.0 million for the six months ended June 30, 2018 compared with $96.7 million for the first six months of 2017.The decrease primarily relates to a decrease in performance in the Company's own invested capital offset partially by the bargain purchase gain related to the acquisition of Convergex Group during June 2017. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $9.8 million to $10.9 million for the six months ended June 30, 2018 compared with an income tax expense of $1.1 million in the prior year period. This change is primarily attributable to the Company’s increased pre-tax book income, partially offset by the impact of the new reduced statutory Federal tax rate enacted as part of the Tax Cuts and Jobs Act of 2017.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased $5.5 million to $35.8 million for the six months ended June 30, 2018 compared with $30.3 million for the first six months of 2017. The increase was primarily the result of an increase in income earned by the event driven and private healthcare consolidated funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
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
For the six months ended June 30, 2018 and 2017, the Company's investment management segment includes advisers to private funds, managed accounts, real estate funds, private equity structures and listed vehicles operating results and other investment platforms operating results.

For the six months ended June 30, 2018 and 2017, the Company's investment bank segment includes investment banking, research, sales and trading, prime brokerage, global clearing and commission management services businesses' operating results.
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
Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

	(unaudited)
	Three Months Ended June 30,						Total Period-to-Period
	2018			2017
	Investment Management	Investment Bank	Total	Investment Management	Investment Bank	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$80,042	$80,042	$—	$64,146	$64,146	$15,896	25%
Brokerage	—	113,186	113,186	19	66,974	66,993	46,193	69%
Management fees	11,758	728	12,486	13,602	753	14,355	(1,869)	(13)%
Incentive income (loss)	9,363	—	9,363	10,969	—	10,969	(1,606)	(15)%
Investment income (loss)	16,891	3,063	19,954	9,338	4,854	14,192	5,762	41%
Other income (loss)	(579)	(142)	(721)	860	413	1,273	(1,994)	(157)%
Total economic income revenues	37,433	196,877	234,310	34,788	137,140	171,928	62,382	36%
Interest expense	2,407	1,717	4,124	3,238	1,088	4,326	(202)	(5)%
Total net revenues	$35,026	$195,160	$230,186	$31,550	$136,052	$167,602	$62,584	37%
Economic Income (Loss)
Total Economic Income (Loss) was $21.7 million for the three months ended June 30, 2018, an increase of $10.2 million compared to Economic Income (Loss) which was $11.5 million in the prior year period.
Total Economic Income (Loss) revenues were $234.3 million for the three months ended June 30, 2018, an increase of $62.4 million compared to Economic Income (Loss) revenues of $171.9 million in the prior year period. This was related to an increase in investment banking and brokerage activity and an increase in investment income.
Investment Management Segment Revenues
Investment management segment Economic Income (Loss) revenues were $37.4 million for the three months ended June 30, 2018, an increase of 2.6 million compared to Economic Income (Loss) revenues of $34.8 million in the prior year period.
Management Fees.    Management fees for the segment decreased $1.8 million to $11.8 million for the three months ended June 30, 2018 compared with $13.6 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the healthcare royalty business and the activist business.
Incentive Income (Loss).    Incentive income for the segment decreased $1.6 million to $9.4 million for the three months ended June 30, 2018 compared with $11.0 million in the prior year period. This decrease was related to a decrease in performance fees from the multi-strategy business partially offset by the private healthcare business.
Investment Income (Loss).    Investment income for the segment increased $7.6 million to $16.9 million for the three months ended June 30, 2018 compared with $9.3 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment decreased $1.4 million to a loss of $0.6 million for the three months ended June 30, 2018 compared with income of $0.9 million in the prior year period.
Investment Bank Segment Revenues
Investment bank segment Economic Income (Loss) revenues were $196.9 million for the three months ended June 30, 2018, an increase of $59.7 million compared with Economic Income (Loss) revenues of $137.1 million in the prior year.

Investment Banking.    Investment banking revenues increased $15.9 million to $80.0 million for the three months ended June 30, 2018 compared with $64.1 million in the prior year period. During the three months ended June 30, 2018, the Company completed 30 underwriting transactions, 10 strategic advisory transactions and one debt capital market transaction. During the three months ended June 30, 2017, the Company completed 31 underwriting transactions and two strategic advisory transactions. The average underwriting fee per transaction was 18.8% greater in the second quarter of 2018 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $46.2 million to $113.2 million for the three months ended June 30, 2018, compared with $67.0 million in the prior year period. This was attributable to an increase in revenues due to the acquisition of Convergex Group in June 2017 and increased revenue in our options business. Customer trading volumes across the industry (according to Bloomberg) were essentially flat for the three months ended June 30, 2018 compared to the prior year period
Investment Income (Loss).    Investment income for the segment decreased $1.8 million to $3.1 million for the three months ended June 30, 2018, compared with $4.9 million in the prior year period.
Other Income (Loss).    Other income (loss) for the segment decreased $0.6 million to a loss of $0.1 million for the three months ended June 30, 2018, compared with income of $0.4 million in the prior year period. The decrease primarily relates to a decrease in income from the Company's reinsurance business.
Interest expense
Interest expense decreased $0.2 million to $4.1 million for the three months ended June 30, 2018 compared with $4.3 million in the prior year period. Interest expense primarily relates to debt issued.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $51.9 million to $206.0 million for the three months ended June 30, 2018, compared with $154.1 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $30.9 million to $131.3 million for the three months ended June 30, 2018 compared with $100.4 million in the prior year period. The increase is due to $62.4 million higher revenues during the second quarter of 2018 as compared to 2017, which resulted in a higher compensation and benefits accrual. The compensation to revenue ratio was 56% for the three months ended June 30, 2018 compared with 58% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $5.1 million to $34.9 million for the three months ended June 30, 2018 compared with $29.8 million in the prior year period. The increase is primarily related to the acquisition of Convergex Group during June 2017.
The following table shows the components of the non-compensation expenses—fixed, for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Period-to-Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$7,105	$5,986	$1,119	19%
Professional, advisory and other fees	5,280	5,043	237	5%
Occupancy and equipment	9,923	8,230	1,693	21%
Service fees	4,809	3,303	1,506	46%
Expenses from equity investments	2,781	2,952	(171)	NM
Other	4,967	4,239	728	17%
Total	$34,865	$29,753	$5,112	17%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.3 million to $3.0 million for the three months ended June 30, 2018 compared with $2.7 million in the prior year period. The increase is primarily related to an increase in amortization of intangible assets and depreciable fixed assets related to the acquisition of Convergex Group in June 2017.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $15.4 million to $37.2 million for the three months ended June 30, 2018 compared with $21.9 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, related to the acquisition of Convergex Group during June 2017.
The following table shows the components of the non-compensation expenses—variable, for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Period-to-Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$28,310	$13,381	$14,929	112%
Healthcare Royalty Partners syndication costs	132	132	—	NM
Expenses related to Luxembourg reinsurance companies	924	897	27	3%
Marketing and business development	7,556	6,970	586	8%
Other	316	471	(155)	—
Total	$37,238	$21,851	$15,387	70%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the investment management segment decreased $0.2 million to $0.4 million for the three months ended June 30, 2018 compared to $0.6 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests increased by $0.5 million to $2.5 million for the three months ended June 30, 2018 compared with $2.0 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

	(unaudited)
	Six Months Ended June 30,						Total Period-to-Period
	2018			2017
	Investment Management	Investment Bank	Total	Investment Management	Investment Bank	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$173,966	$173,966	$—	$100,699	$100,699	$73,267	73%
Brokerage	—	227,257	227,257	19	119,287	119,306	107,951	90%
Management fees	24,114	1,499	25,613	26,748	1,554	28,302	(2,689)	(10)%
Incentive income (loss)	14,559	—	14,559	14,029	—	14,029	530	4%
Investment income (loss)	28,787	5,469	34,256	24,485	11,331	35,816	(1,560)	(4)%
Other income (loss)	(218)	384	166	1,680	698	2,378	(2,212)	(93)%
Total economic income revenues	67,242	408,575	475,817	66,961	233,569	300,530	175,287	58%
Interest expense	6,260	3,821	10,081	6,480	2,189	8,669	1,412	16%
Total net revenues	$60,982	$404,754	$465,736	$60,481	$231,380	$291,861	$173,875	60%
Economic Income (Loss)
Total Economic Income (Loss) was $45.8 million for the six months ended June 30, 2018, an increase of $28.8 million compared to Economic Income (Loss) which was $17.0 million for the first six months of 2017.
Total Economic Income (Loss) revenues were $475.8 million for the six months ended June 30, 2018, an increase of $175.3 million compared to Economic Income (Loss) revenues of $300.5 million for the first six months of 2017. This was related to an increase in investment banking and brokerage activity.
Investment Management Segment Revenues

Investment management segment Economic Income (Loss) revenues were $67.2 million for the six months ended June 30, 2018, an increase of $0.2 million compared to Economic Income (Loss) revenues of $67.0 million in the prior year period.
Management Fees.    Management fees for the segment decreased $2.6 million to $24.1 million for the six months ended June 30, 2018 compared with $26.7 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the healthcare royalty business and to the firm exiting two investment management strategies, one in the fourth quarter of 2017 and the other in the first quarter of 2018.
Incentive Income (Loss).    Incentive income for the segment increased $0.6 million to $14.6 million for the six months ended June 30, 2018 compared with $14.0 million in the prior year period. This increase was related to an increase in performance fees from the activist and private healthcare businesses offset partially by a decrease from the event driven and multi strategy businesses.
Investment Income (Loss).    Investment income for the segment increased $4.3 million to income of $28.8 million for the six months ended June 30, 2018 compared with $24.5 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment decreased $1.9 million to a loss of $0.2 million for the six months ended June 30, 2018 compared with income of $1.7 million in the prior year period. The decrease primarily relates to a decrease in income from the Company's reinsurance business.
Investment Bank Segment Revenues
Investment bank segment Economic Income (Loss) revenues were $408.6 million for the six months ended June 30, 2018, an increase of $175.0 million compared with Economic Income (Loss) revenues of $233.6 million in the prior year.
Investment Banking.    Investment banking revenues increased $73.3 million to $174.0 million for the six months ended June 30, 2018 compared with $100.7 million for the first six months of 2017. During the six months ended June 30, 2018, the Company completed 66 underwriting transactions, 15 strategic advisory transactions and two debt capital market transactions. During the six months ended June 30, 2017, the Company completed 54 underwriting transactions and four strategic advisory transactions. The average underwriting fee per transaction was 33.3% greater for the six months ended June 30, 2018 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $108.0 million to $227.3 million for the six months ended June 30, 2018, compared with $119.3 million for the first six months of 2017. This was attributable to an increase in revenues due to the acquisition of Convergex Group in June 2017 and increased revenue in our options business. Customer trading volumes across the industry (according to Bloomberg) increased 5% for the six months ended June 30, 2018 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment decreased $5.9 million to $5.5 million for the six months ended June 30, 2018, compared with $11.3 million in the prior year period.
Other Income (Loss).    Other income (loss) for the segment decreased $0.3 million to $0.4 million for the six months ended June 30, 2018, compared with $0.7 million in the prior year period.
Interest expense
Interest expense increased $1.4 million to $10.1 million for the six months ended June 30, 2018 compared with $8.7 million for the first six months of 2017. Interest expense primarily relates to debt issued.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $144.0 million to $415.3 million for the six months ended June 30, 2018, compared with $271.3 million for the first six months of 2017.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $90.1 million to $265.4 million for the six months ended June 30, 2018 compared with $175.3 million for the first six months of 2017. The increase is due to $175.3 million higher revenues during 2018 as compared to 2017 which resulted in a higher compensation and benefits accrual. The compensation to revenue ratio was 56% for the six months ended June 30, 2018 compared with 58% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $16.0 million to $69.5 million for the six months ended June 30, 2018 compared with $53.6 million for the first six months of 2017. The increase is primarily related to the acquisition of Convergex Group during June 2017.

The following table shows the components of the non-compensation expenses—fixed, for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Period-to-Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$14,653	$10,700	$3,953	37%
Professional, advisory and other fees	11,033	8,969	2,064	23%
Occupancy and equipment	19,404	14,894	4,510	30%
Service fees	9,975	5,893	4,082	69%
Expenses from equity investments	5,657	5,716	(59)	(1)%
Other	8,821	7,406	1,415	19%
Total	$69,543	$53,578	$15,965	30%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.7 million to $5.9 million for the six months ended June 30, 2018 compared with $5.3 million for the first six months of 2017. The increase is primarily related to an increase in amortization of intangible assets and depreciable fixed assets related to the acquisition of Convergex Group in June 2017.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $37.0 million to $75.2 million for the six months ended June 30, 2018 compared with $38.3 million for the first six months of 2017. The increase is primarily related to higher floor brokerage and trade execution costs, related to the acquisition of Convergex Group during June 2017.
The following table shows the components of the non-compensation expenses—variable, for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Period-to-Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$56,936	$20,829	$36,107	173%
HealthCare Royalty Partners syndication costs	264	264	—	—%
Expenses related to Luxembourg companies	1,695	1,759	(64)	(4)%
Marketing and business development	15,447	14,511	936	6%
Other	882	892	(10)	(1)%
Total	$75,224	$38,255	$36,969	97%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the investment management segment decreased $0.3 million to $0.8 million for the six months ended June 30, 2018 compared to $1.2 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests increased by $1.0 million to $4.6 million for the six months ended June 30, 2018 compared with $3.6 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.

Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $29.0 million for the six months ended June 30, 2018 was primarily related to the proceeds from sales of securities owned, at fair value offest by the purchases of securities owned, at fair value. Net cash provided by operating activities of $131.0 million for the six months ended June 30, 2017 was primarily related to the proceeds from sales of securities owned, at fair value offest by the purchases of securities owned, at fair value.
Investing Activities.    Net cash used in investing activities of $8.3 million for the six months ended June 30, 2018 was primarily related to purchases of other investments partially offset by proceeds from sales of other investments. Net cash used in investing activities of $15.0 million for the six months ended June 30, 2017 was primarily related to the purchase of Convergex Group and purchases of other investments offset partially by sales of other investments.
Financing Activities.    Net cash provided by financing activities for the six months ended June 30, 2018 of $33.6 million was primarily related to borrowings on notes and other debt partially offset by repayments on notes and other debt. Net cash provided by financing activities for the six months ended June 30, 2017 of $26.8 million was primarily related to borrowings on a term loan and contributions from non-controlling interests in Consolidated Funds offset partially by purchases of treasury stock and withdrawals from non-controlling interests in Consolidated Funds.
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
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due 2019 (the "2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of June 30, 2018, the outstanding balance of the 2022 Convertible Notes was $111.8 million. On June 26, 2018, the Company received Cowen shareholder approval for the Company to settle the 2022 Convertible Note entirely in class A common shares. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $1.0 million and $2.0 million for the three and six months ended June 30, 2018. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.0 million and $2.0 million for the three and six months ended June 30, 2018, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2022 Convertible Notes.
2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "2019 Convertible Notes"). The 2019 Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the 2019 Convertible Notes is payable semi-annually on March 15 and September 15 of each year. The 2019 Convertible Notes are senior unsecured obligations of the Company. The 2019 Convertible Notes may be converted into cash, upon the occurrence of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The 2019 Convertible Notes were issued with an initial conversion price of $21.32 per share (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). During December 2017, the Company repurchased and extinguished $115.1 million of the outstanding balance of the 2019 Convertible Notes. During June 2018, the Company repurchased and extinguished an additional $13.5 million of the outstanding balance of the 2019 Convertible Notes. As of June 30, 2018, the outstanding balance of the 2019 Convertible Notes was $19.9 million.
The Company recorded interest expense of $0.2 million and $1.1 million for the three months ended June 30, 2018 and 2017, and $0.7 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively. The initial unamortized discount on the 2019 Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.4 million and $1.7 million for the three months ended June 30, 2018 and 2017, and $0.9 million and $3.7 million for the six months ended June 30, 2018 and 2017, respectively, based on an effective interest rate of 8.89%. Upon issuance of the 2019 Convertible Notes, the Company capitalized the debt issuance costs in the amount of $0.9 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2019 Convertible Notes. In conjunction with the partial extinguishment of the 2019 Convertible Notes, the Company accelerated the pro-rata unamortized discount and capitalized debt issuance costs.
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
Notes Payable
2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due 2033 (the “2033 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the 2033 Notes. Interest on the 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $0.4 million and $0.4 million for the three and six months ended June 30, 2018. The Company capitalized debt issuance costs of approximately $3.8 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2033 Notes.
2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due 2027 (the “2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the 2027 Notes. Interest on the 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $5.1 million for the three and six months ended June 30, 2018. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due 2021 (the "2021 Notes") and for general corporate purposes.
Pledge Facility
The Company borrows on its secured tri-party pledge facility to obtain funding necessary to cover daily securities settlements with clearing corporations (see Note 24). Borrowings have an interest rate of the Federal Reserve's overnight bank funding rate plus .80%. As of June 30, 2018, the outstanding balance on the Company's pledge line was $3.1 million and was fully repaid in July 2018. Interest expense for the three and six months ended June 30, 2018 was insignificant.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 28, 2019. The loan is secured by the value of the Company's limited partnership interests in two affiliated funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2018.
Other Notes Payable
During January 2018, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 2.01% and is due on December 31, 2018, with monthly payment requirements of $0.2 million. As of June 30, 2018, the outstanding balance on this note payable was $0.9 million. Interest expense for the three and six months ended June 30, 2018 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and other debt in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from January 2019 to April 2021 and interest rates ranged from 4.21% to 7.25%. As of June 30, 2018 and December 31, 2017, the remaining balance on the aircraft financing agreements was $7.5 million and $8.2 million, respectively. Interest expense was $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, and $0.2 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

Capital Lease Obligations
The Company has entered into seven capital leases for computer equipment, which amounted to $7.3 million and is recorded in fixed assets as capital lease obligations. These capital lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 48 to 60 months and interest rates that range from 3.70% to 5.69%. As of June 30, 2018, the remaining balance on these capital leases was $3.3 million. Interest expense was $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, and $0.1 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.
Letters of Credit
As of June 30, 2018, the Company has the following eight irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $9.6 million, as of June 30, 2018, and $11.8 million, as of December 31, 2017, which is anticipated to be due March 2021.

Location	Amount	Maturity
	(dollars in thousands)
Connecticut	$65	September 2018
Boston	$385	March 2019
New York	$356	April 2019
New York	$70	May 2019
New York	$496	October 2018
New York	$2,249	October 2018
New York	$1,611	November 2018
San Francisco	$712	January 2019
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2018 and December 31, 2017, there were no amounts due related to these letters of credit.
Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of June 30, 2018:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment/Aircraft Leases, Service Payments and Facility Leases
Real Estate	$119,564	$13,037	$43,453	$36,339	$26,735
Service Payments	41,726	15,351	21,855	3,050	1,470
Equipment leases	4,133	1,049	1,874	1,210	—
Aircraft	1,365	630	735	—	—
Total	166,788	30,067	67,917	40,599	28,205
Debt
Convertible Debt	176,598	4,225	29,273	143,100	—
Note Payable	450,695	9,033	35,786	35,786	370,090
Term Loan	28,551	28,551	—	—	—
Other Notes Payable	9,306	2,021	4,773	2,512	—
Total	$665,150	$43,830	$69,832	$181,398	$370,090
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
The fund is currently winding-down as of June 30, 2018 and the clawback obligations were $6.2 million (see Note 6 to the Company's condensed consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of June 30, 2018, are as follows:

	Convertible Debt	Note Payable	Term Loan	Other Note Payable	Capital Lease Obligation
	(dollars in thousands)
2018	$4,225	$9,033	$28,551	$2,021	$892
2019	25,223	17,893	—	3,410	799
2020	4,050	17,893	—	1,363	720
2021	4,050	17,893	—	2,512	720
2022	139,050	17,893	—	—	488
Thereafter	—	370,090	—	—	—
Subtotal	176,598	450,695	28,551	9,306	3,619
Less (a)	(44,915)	(221,201)	(351)	(853)	(297)
Total	$131,683	$229,494	$28,200	$8,453	$3,322

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of June 30, 2018. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In accordance with these standards, the Company consolidates four funds for which it acts (or acted) as the general partner and investment manager. As of or during the three months ended June 30, 2018 the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").

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
The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company has elected the fair value option for certain of its investments held by its operating companies.  This option has been elected because the Company believes that it is consistent with the manner in which the business is managed, as well as the way that financial instruments in other parts of the business are recorded.
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
Revenue recognition
Effective January 1, 2018, the Company adopted ASC Topic 606 Revenue from Contracts with Customers ("ASC Topic 606"). The new revenue recognition guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires an entity to follow a five step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The Company applied the modified retrospective method of adoption which resulted in a cumulative adjustment of $0.6 million to retained earnings as of January 1, 2018. Reported financial results for historic periods were not restated and are reported under the accounting standards in effect during the historic period. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for discussions related to the Company's previous revenue recognition policies.
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
Investment Management
Our investment management segment generates revenue through three principle sources: management fees, incentive income and investment income from the Company's own capital. The investment income was excluded from the new revenue recognition guidance, therefore there were no changes associated with the adoption of the new guidance.
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
Management fees are generally paid on a quarterly basis and are prorated for capital inflows (or commitments) and redemptions (or distributions). While some investors may have separately negotiated fees, in general the management fees are as follows:

•
Private Hedge Funds. Management fees for the Company's private hedge funds are generally charged at an annual rate of up to 2% of assets under management or notional trading level. Management fees are generally calculated monthly based on assets under management at the end of each month.

•
Real Estate. Management fees from the Company's real estate business are generally charged at an annual rate from 0.25% to 1.50% of total capital commitments during the investment period and of invested capital or net asset value of the applicable fund after the investment period has ended. Management fees are typically paid to the general partners on a quarterly basis, at the beginning of the quarter in arrears.

•
Private Equity Funds. Management fees for the Company's private equity or debt funds are generally charged at an annual rate of 1% to 2% of committed capital during the investment period (as defined in the relevant partnership agreements). After the investment period, management fees for these funds are generally charged at an annual rate of 0.5% to 2% of the net asset value or the aggregate cost basis of the unrealized investments held by the funds. For certain other funds (and managed accounts), the management fees range from 0.2% to 1% and there is no adjustment based on the investment period. Management fees for the Company's private equity funds are generally paid on a quarterly basis.

•	Cowen Trading Strategies. Advisory fees for the Company's collateral management advisory business are typically paid quarterly based on assets under management, generally subject to a minimum fee.
Incentive income
The Company earns incentive income based on net profits (as defined in the respective investment management or partnership agreements) with respect to certain of the Company's funds and managed accounts. The incentive income is either allocated to the Company or is charged to the funds in accordance with their respective investment management or partnership agreements. For the private hedge fund products the Company offers, incentive income earned is typically up to 20% (in certain cases on performance in excess of a benchmark) of the net profits earned for the full year that are attributable to each fee-paying investor. For the private equity and debt fund products the Company offers, the carried interest earned is typically up to 20% of the distributions made to investors after return of their contributed capital and generally a preferred return.
With the adoption of ASC Topic 606, the Company applied an accounting policy election to recognize incentive income allocated to the Company under an equity ownership model as net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. The Company previously recognized these amounts as incentive income. This accounting change did not change the timing or amount of revenue recognized. Under the equity method of accounting the Company recognizes its allocations of incentive income or carried interest within net gains (los ses) along with the allocations proportionate to the Company’s ownership interests in the funds.
The Company recognizes incentive income charged to the Company's private hedge funds based on the net profits of the funds. The Company recognizes such incentive income when the fees are no longer subject to reversal or are crystalized. For a majority of the private hedge funds, the incentive fee crystallizes annually when the high-water mark for such funds is reset, which delays recognition of the incentive fee until year end.
In periods following a period of a net loss attributable to an investor, the Company generally does not earn incentive income on any future profits attributable to such investor until the accumulated net loss from prior periods is recovered, an arrangement commonly referred to as a “high-water mark.”
The management companies and general partners of the Company's private equity and debt funds (including the real estate funds, the private healthcare investing funds and HealthCare Royalty Partners funds) are private companies and therefore have not adopted the new revenue recognition guidance. Generally, incentive income or carried interest on real estate funds is earned after the investor has received a full return of their invested capital, plus a preferred return. However, for certain real estate funds, the Company is entitled to receive incentive fees earlier, provided that the investors have received their preferred return on a current basis or on an investor by investor basis. These funds are generally subject to a potential clawback of these incentive fees upon the liquidation of the fund if the investor has not received a full return of its invested capital plus the preferred return thereon. Incentive income or carried interest in the HealthCare Royalty Partners and the Company's private healthcare investing funds is generally earned only after investors receive a full return of their capital plus a preferred return. With the adoption of ASC Topic 606, the Company recognizes incentive income at the end of the performance period.
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
The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Condition	As of June 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Assets
Fees receivable, net of allowance	$138,462	$7,550	$146,012
Other investments	169,897	(7,550)	162,347
Stockholders' equity	$793,207	$2,539	$795,746

Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Revenues
Investment banking	$84,826	$(4,785)	$80,041	$182,814	$(8,848)	$173,966
Incentive income	48	1,103	1,151	64	3,410	3,474
Total revenues	234,573	(3,682)	230,891	485,957	(5,438)	480,519
Expenses
Underwriting expenses	4,785	(4,785)	—	8,848	(8,848)	—
Total expenses	223,416	(4,785)	218,631	449,162	(8,848)	440,314
Net gains (losses) on securities, derivatives and other investments	16,719	(24)	16,695	32,688	1,430	34,118
Net income (loss) attributable to Cowen Inc. common stockholders	$3,701	$1,127	$4,828	$18,856	$1,980	$20,836

Condensed Consolidated Statements of Cash Flows	Six Months Ended June 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$58,015	$1,980	$59,995
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Net (gains) losses on securities, derivatives, and other investments	(28,237)	1,885	(26,352)
(Increase) decrease in operating assets:
Fees receivable, net of allowance	(32,917)	(3,055)	(35,972)
Net cash provided by / (used in) operating activities	29,036	810	29,846
Cash flows from investing activities:
Purchase of other investments	(20,227)	(812)	(21,039)
Net cash provided by / (used in) investing activities	$(8,316)	$(812)	$(9,128)
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 16 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2018 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended June 30, 2018.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2018, we had cash and cash equivalents of $207.7 million and net liquid investment assets of $585.9 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of June 30, 2018 of $49.3 million. The Company continues to permanently reinvest the capital and accumulated earnings of its United Kingdom and Canadian subsidiaries.

The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At June 30, 2018, we had security deposits totaling $94.7 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.
Unfunded commitments
The following table summarizes unfunded commitments as of June 30, 2018:

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$22	(a)
HealthCare Royalty Partners funds (b)	5.0	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.4	6 years
Lagunita Biosciences, LLC	1.0	3 years
Eclipse Fund II, L.P.	0.7	7 years
Eclipse Continuity Fund I, L.P.	0.6	8 years
Cowen Healthcare Investments II LP	9.6	3 years
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
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At June 30, 2018, Cowen Execution had $117.6 million of net capital in excess of this minimum requirement.
Ramius UK, Cowen International Ltd and Cowen Execution Ltd are subject to the capital requirements of the FCA of the U.K. Financial Resources, as defined, must exceed the requirement of the FCA. Effective June 1, 2018, the FCA approved Ramius UK’s application to cancel all of its FCA authorization permissions.  Accordingly, Ramius UK is no longer an FCA regulated and authorized firm.  Ramius UK sought the cancellation of its permissions because it was no longer conducting or expecting to conduct regulated activities in the United Kingdom.
As of June 30, 2018, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$124.5	$1.0	$123.5
Cowen Execution	$119.7	$2.1	$117.6
ATM Execution	$1.7	$0.3	$1.4
Cowen Prime	$14.0	$0.3	$13.7
Westminster	$11.5	$0.3	$11.2
Cowen International Ltd	$13.3	$9.4	$3.9
Cowen Execution Ltd	$5.0	$3.2	$1.8
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
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account, cash or acceptable qualified securities for the exclusive benefit of customers. As of June 30, 2018, Cowen Execution had segregated approximately $38.1 million of cash, while its required deposit was $25.9 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB accounts”), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At June 30, 2018, Cowen Execution had $19.6 million of cash on deposit in PAB Reserve Bank Accounts, which was less than its required deposit of $22.6 million. An additional $11.0 million was deposited on July 3, 2018 to meet the deposit requirement of SEC Rule 15c3-3.
Cowen and Company, ATM Execution, Cowen Prime and Cowen Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of June 30, 2018 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of June 30, 2018. RCG Insurance Company’s capital and surplus as of June 30, 2018 totaled approximately $27.8 million.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and six months ended June 30, 2018, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2018.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the six months ended June 30, 2018.
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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended June 30, 2018.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court has been lifted, and the case is proceeding in the District Court. A status conference was held on April 6, 2018. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
Item 1A.    Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 as well as those set forth below relating to the stockholder approval obtained in June 2018 for share settlement of our 2022 Convertible Notes. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2018, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $161.9 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended June 30, 2018, the Company repurchased 218,088 shares, at an average price of $15.03 per share, of Cowen Class A stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended June 30, 2018. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 4 (April 1, 2018 – April 30, 2018)
Common stock repurchases(1)	—	$—	—	$17,415,810
Employee transactions(2)	27	13.20	—	—
Other (3)	24,578	14.25	—	—
Total	24,605	$14.25

Month 5 (May 1, 2018 – May 31, 2018)
Common stock repurchases(1)	—	$—	—	$17,415,810
Employee transactions(2)	131,674	15.69	—	—
Total	131,674	$15.69

Month 6 (June 1, 2018 – June 30, 2018)
Common stock repurchases(1)	218,088	$15.03	218,088	$14,137,947
Employee transactions(2)	92,102	15.20	—	—
Total	310,190	$15.08

Total (April 1, 2018 – June 30, 2018)
Common stock repurchases(1)	218,088	$15.03	—	$14,137,947
Employee transactions(2)	223,803	15.48	—	—
Other (3)	24,578	14.25	—	—
Total	466,469	$15.21

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $161.9 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

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

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chief Executive Officer

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	August 1, 2018	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
4.1	Third Supplemental Indenture, dated June 11, 2018, by and between Cowen Inc. and The Bank of New York Mellon (previously filed as Exhibit 4.2 to the Form 8-K filed June 11, 2018).
10.1	Supplemental Agreement between the Company and Mr. Cohen dated May 14, 2018 (previously filed as Exhibit 10.1 to the Form 8-K filed May 14, 2018).
10.2
Underwriting Agreement, dated as of June 6, 2018, by and between Cowen Inc. and with Morgan Stanley & Co. LLC and UBS Securities LLC, as representatives of the several Underwriters named therein (previously filed as Exhibit 1.1 to the Form 8-K filed June 11, 2018).

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