Form 10-Q
period 2018-09-30
COWEN INC.
filed 2018-10-31
CIK 1466538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
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
As of October 30, 2018, there were 29,140,689 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements
We have made statements in this Quarterly Report on Form 10-Q (including in “Management's Discussion and Analysis of Financial Condition and Results of Operations”) that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as “may,” “might,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “possible,” “potential,” “intend,” “seek” or “continue,” the negative of these terms and other comparable terminology or similar expressions. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 as well as Item 1A of this periodic report on Form 10-Q for the quarterly period ended September 30, 2018.
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
Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2018 and 2017. The Consolidated Financial Statements as of December 31, 2017 were audited.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)
Assets	As of September 30, 2018	As of December 31, 2017
Cash and cash equivalents	$193,066	$130,052
Cash collateral pledged	16,092	17,888
Segregated cash	154,191	116,268
Securities owned, at fair value	644,169	673,221
Receivable on derivative contracts, at fair value	32,229	69,177
Securities borrowed	713,288	443,148
Other investments	167,428	141,548
Deposits with clearing organizations, brokers and banks	98,646	93,996
Receivable from brokers, dealers and clearing organizations	644,392	508,178
Receivable from customers, net of allowance of $551 and $1,550, respectively	33,240	49,891
Fees receivable, net of allowance of $2,040 and $1,736, respectively	111,756	111,784
Due from related parties	32,509	34,814
Fixed assets, net of accumulated depreciation and amortization of $33,150 and $28,355, respectively	41,458	40,496
Goodwill	60,678	60,678
Intangible assets, net of accumulated amortization of $37,038 and $33,081, respectively	25,998	29,955
Deferred tax asset, net	101,683	116,323
Other assets	67,118	88,268
Consolidated Funds
Cash and cash equivalents	18,747	21,988
Securities owned, at fair value	108,901	165,916
Receivable on derivative contracts, at fair value	1,911	2,520
Other investments	183,290	374,111
Receivable from brokers	11,017	5,644
Other assets	355	388
Total Assets	$3,462,162	$3,296,252
Liabilities and Stockholders' Equity
Liabilities
Securities sold, not yet purchased, at fair value	$374,518	$342,527
Payable for derivative contracts, at fair value	30,002	42,750
Securities loaned	548,629	456,831
Payables to brokers, dealers and clearing organizations	210,326	252,153
Payable to customers	470,476	352,467
Commission management payable	90,233	70,451
Compensation payable	189,249	150,206
Notes payable and other debt	271,082	173,458
Convertible debt	133,126	141,502
Fees payable	22,258	8,047
Due to related parties	571	570
Accounts payable, accrued expenses and other liabilities	94,731	96,533
Consolidated Funds
Payable for derivative contracts, at fair value	2,189	7,130
Payable to brokers	1,936	751
Capital withdrawals payable	11,120	11,931
Accounts payable, accrued expenses and other liabilities	260	322
Total Liabilities	$2,450,706	$2,107,629

Cowen Inc. Condensed Consolidated Statements of Financial Condition (dollars in thousands, except share and per share data) (unaudited)

	As of September 30, 2018	As of December 31, 2017
(continued)
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests	$203,212	$440,604
Stockholders' equity
Preferred stock, par value $0.01 per share: 10,000,000 shares authorized, 120,750 shares issued and outstanding as of September 30, 2018 (aggregate liquidation preference of $120,750,000) and 10,000,000 shares authorized, 120,750 shares issued and outstanding as of as of December 31, 2017 (aggregate liquidation preference of $120,750,000), respectively	$1	$1
Class A common stock, par value $0.01 per share: 62,500,000 shares authorized, 43,235,279 shares issued and 29,142,547 outstanding as of September 30, 2018 and 62,500,000 shares authorized, 41,765,296 shares issued and 29,632,020 outstanding as of December 31, 2017, respectively (including 253,772 and 191,962 restricted shares, respectively)	324	324
Class B common stock, par value $0.01 per share: 62,500,000 authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,061,274	1,004,664
(Accumulated deficit) retained earnings	(38,029)	(70,116)
Accumulated other comprehensive income (loss)	(3)	(8)
Less: Class A common stock held in treasury, at cost, 14,092,732 and 12,133,276 shares as of September 30, 2018 and December 31, 2017, respectively	(215,323)	(186,846)
Total Stockholders' Equity	$808,244	$748,019
Total Liabilities and Stockholders' Equity	$3,462,162	$3,296,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Investment banking	$81,923	$57,383	$264,737	$158,082
Brokerage	92,035	84,220	301,053	198,599
Management fees	7,546	8,223	22,336	25,587
Incentive income	33	1,945	97	6,217
Interest and dividends	26,448	14,318	77,511	27,324
Reimbursement from affiliates	353	484	1,066	2,631
Aircraft lease revenue	375	934	1,509	3,036
Reinsurance premiums	8,378	7,186	26,251	21,957
Other revenues	1,634	3,402	3,846	6,147
Consolidated Funds
Interest and dividends	2,294	871	8,565	4,253
Other revenues	9	(136)	14	498
Total revenues	221,028	178,830	706,985	454,331
Interest and dividends expense	26,000	15,132	74,846	37,273
Total net revenues	195,028	163,698	632,139	417,058

Expenses
Employee compensation and benefits	127,303	103,282	394,288	282,066
Floor brokerage and trade execution	23,217	25,817	82,317	48,218
Underwriting expenses	4,412	—	13,260	—
Professional, advisory and other fees	7,698	7,001	20,541	23,344
Service fees	4,880	3,983	14,927	9,927
Communications	7,894	6,423	22,566	17,186
Occupancy and equipment	10,140	9,656	30,385	25,252
Depreciation and amortization	3,139	3,452	9,558	9,612
Client services and business development	6,671	5,551	22,767	20,505
Reinsurance claims, commissions and amortization of deferred acquisition costs	8,773	7,157	27,428	20,610
Restructuring costs	—	222	—	8,763
Other expenses	5,335	4,960	15,007	12,550
Consolidated Funds
Interest and dividends	1,270	1,234	5,660	7,325
Professional, advisory and other fees	191	205	748	901
Floor brokerage and trade execution	39	64	192	278
Other expenses	187	209	667	919
Total expenses	211,149	179,216	660,311	487,456
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	32,040	18,326	64,728	63,101
Bargain purchase gain, net of tax	—	—	—	7,946
Gain/(loss) on debt extinguishment	—	—	(556)	—
Consolidated Funds
Net realized and unrealized gains (losses) on investments and other transactions	8,280	9,073	52,284	48,154
Net realized and unrealized gains (losses) on derivatives	1,664	220	6,258	5,405
Net gains (losses) on foreign currency transactions	(2)	8	250	(299)
Total other income (loss)	41,982	27,627	122,964	124,307
Income (loss) before income taxes	25,861	12,109	94,792	53,909
Income tax expense (benefit)	5,083	2,281	15,999	3,407
Net income (loss)	20,778	9,828	78,793	50,502

Cowen Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

(continued)
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	5,290	5,162	41,053	35,412
Net income (loss) attributable to Cowen Inc.	15,488	4,666	37,740	15,090
Preferred stock dividends	1,698	1,698	5,094	5,094
Net income (loss) attributable to Cowen Inc. common stockholders	$13,790	$2,968	$32,646	$9,996

Weighted average common shares outstanding:
Basic	29,610	31,271	29,662	29,004
Diluted	30,844	32,246	30,613	30,011
Earnings (loss) per share:
Basic	$0.47	$0.09	$1.10	$0.34
Diluted	$0.45	$0.09	$1.07	$0.33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Net income (loss)		$20,778		$9,828		$78,793		$50,502
Other comprehensive income (loss), net of tax:
Foreign currency translation	4		—		5		(6)
Total other comprehensive income (loss), net of tax		4		—		5		(6)
Comprehensive income (loss)		$20,782		$9,828		$78,798		$50,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2017	29,632,020	$324	120,750	$1	$(186,846)	$1,004,664	$(8)	$(70,116)	$748,019	$440,604
Cumulative effect of the adoption of the new revenue recognition standard (See Note 3)	—	—	—	—	—	—	—	(559)	(559)	—
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	37,740	37,740
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	41,053
Foreign currency translation	—	—	—	—	—	—	5	—	5	—
Capital contributions	—	—	—	—	—	—	—	—	—	25,175
Capital withdrawals	—	—	—	—	—	—	—	—	—	(271,061)
Deconsolidation of entity	—	—	—	—	—	—	—	—	—	(32,559)
Restricted stock awards issued	1,469,983	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(1,959,456)	—	—	—	(28,477)	—	—	—	(28,477)	—
Preferred stock dividends (See Note 18)	—	—	—	—	—	—	—	(5,094)	(5,094)	—
Embedded cash conversion option (See Note 18)	—	—	—	—	—	28,974	—	—	28,974	—
Amortization of share based compensation	—	—	—	—	—	27,636	—	—	27,636	—
Balance, September 30, 2018	29,142,547	$324	120,750	$1	$(215,323)	$1,061,274	$(3)	$(38,029)	$808,244	$203,212

	Common Shares Outstanding	Common Stock	Preferred Shares Outstanding	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated deficit)	Total Stockholders' Equity	Redeemable Non-controlling Interest
Balance, December 31, 2016	26,731,289	$292	120,750	$1	$(153,845)	$928,646	$(2)	$(2,442)	$772,650	$379,205
Net income (loss) attributable to Cowen Inc.	—	—	—	—	—	—	—	15,090	15,090	—
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	—	—	—	—	—	—	—	—	—	35,412
Foreign currency translation	—	—	—	—	—	—	(6)	—	(6)	—
Capital contributions	—	—	—	—	—	—	—	—	—	60,322
Capital withdrawals	—	—	—	—	—	—	—	—	—	(53,278)
Common stock issued upon acquisition (See Note 2)	3,162,278	32	—	—	—	47,575	—	—	47,607	—
Restricted stock awards issued	1,985,618	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	(791,727)	—	—	—	(11,433)	—	—	—	(11,433)	—
Preferred stock dividends (See Note 18)	—	—	—	—	—	—	—	(5,094)	(5,094)	—
Amortization of share based compensation	—	—	—	—	—	24,702	—	—	24,702	—
Balance, September 30, 2017	31,087,458	$324	120,750	$1	$(165,278)	$1,000,923	$(8)	$7,554	$843,516	$421,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$78,793	$50,502
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Bargain purchase gain, net of tax	—	(7,946)
Depreciation and amortization	9,558	9,612
Amortization of debt issuance costs	990	936
Amortization of debt discount	4,177	5,601
Gain / (loss) on extinguishment of debt	652	—
Share-based compensation	27,636	24,702
Deferred tax benefit	14,640	7,039
Deferred rent obligations	(2,532)	(1,503)
Net loss (gain) on disposal of fixed assets	146	(2,362)
Purchases of securities owned, at fair value	(3,137,168)	(3,442,431)
Proceeds from sales of securities owned, at fair value	3,329,707	3,620,347
Proceeds from sales of securities sold, not yet purchased, at fair value	2,132,935	1,809,863
Payments to cover securities sold, not yet purchased, at fair value	(2,233,427)	(1,799,136)
Proceeds from the sale of other investments	7,313	—
Net (gains) losses on securities, derivatives and other investments	(61,927)	(76,325)
Consolidated Funds
Purchases of securities owned, at fair value	(457,293)	(261,863)
Proceeds from sales of securities owned, at fair value	491,427	241,307
Proceeds from sales of securities sold, not yet purchased, at fair value	—	217
Payments to cover securities sold, not yet purchased, at fair value	—	(899)
Purchases of other investments	(1,414)	(26,206)
Proceeds from sales of other investments	230,832	51,709
Net realized and unrealized (gains) losses on investments and other transactions	(58,523)	(43,423)
(Increase) decrease in operating assets:
Cash acquired through acquisition	—	159,587
Securities owned, at fair value, held at broker-dealer	(124,740)	(58,126)
Receivable on derivative contracts, at fair value	36,949	(9,204)
Securities borrowed	(270,140)	(113,046)
Deposits with clearing organizations, brokers and banks	(4,650)	(22,625)
Receivable from brokers, dealers and clearing organizations	(136,214)	(105,255)
Receivable from customers, net of allowance	16,651	(2,040)
Fees receivable, net of allowance	(6,211)	(28,839)
Due from related parties	2,765	2,222
Other assets	16,573	(31,415)
Consolidated Funds
Cash and cash equivalents	(130)	6,605
Receivable on derivative contracts, at fair value	609	(149)
Receivable from brokers	(5,373)	(2,356)
Other assets	(153)	222
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased, at fair value, held at broker-dealer	146,853	(100)
Payable for derivative contracts, at fair value	16,225	5,555
Securities loaned	91,798	128,598
Payable to brokers, dealers and clearing organizations	(41,827)	(128,490)
Payable to customers	118,009	190,926
Commission management payable	19,782	(8,457)
Compensation payable	30,500	(38,092)
Fees payable	14,211	2,807
Due to related parties	1	(6)
Accounts payable, accrued expenses and other liabilities	1,527	19,109
(continued)

Cowen Inc. Condensed Consolidated Statements of Cash Flows (dollars in thousands) (unaudited)
	Nine Months Ended September 30,
	2018	2017
(continued)
Consolidated Funds
Contributions received in advance	$—	$(2,000)
Payable to brokers	1,185	(2,289)
Payable for derivative contracts, at fair value	(4,941)	1,175
Due to related parties	—	(189)
Accounts payable, accrued expenses and other liabilities	205	(438)
Net cash provided by / (used in) operating activities	295,986	123,431
Cash flows from investing activities:
Purchases of other investments	(21,355)	(72,834)
Purchase of business (See Note 2)	—	(54,017)
Proceeds from sales of other investments	15,730	118,130
Proceeds from loans held for investment	1,410	3,200
Purchase of fixed assets	(6,710)	(3,056)
Sale of fixed assets	—	7,850
Net cash provided by / (used in) investing activities	(10,925)	(727)
Cash flows from financing activities:
Repayments on convertible debt	(13,500)	—
Deferred debt issuance cost	(3,985)	—
Borrowings on notes and other debt	102,382	31,737
Repayments on notes and other debt	(6,561)	(8,845)
Purchase of treasury stock	(16,763)	—
Contingent liability payment	(797)	(393)
Capital contributions by redeemable non-controlling interests in operating entities	581	—
Capital withdrawals to redeemable non-controlling interests in operating entities	(1,685)	(4,628)
Consolidated Funds
Capital contributions by redeemable non-controlling interests in Consolidated Funds	24,594	60,322
Capital withdrawals to redeemable non-controlling interests in Consolidated Funds	(270,186)	(50,778)
Net cash provided by / (used in) financing activities	(185,920)	27,415
Change in cash and cash equivalents	99,141	150,119
Cash and cash equivalents, including cash collateral pledged and segregated cash, beginning of period	264,208	125,356
Cash and equivalents at end of period:
Cash and cash equivalents	193,066	117,824
Cash collateral pledged	16,092	16,995
Segregated cash	154,191	140,656
Cash and cash equivalents, including cash collateral pledged and segregated cash, end of period	$363,349	$275,475

Supplemental information
Cash paid during the year for interest	$62,371	$24,528
Cash paid during the year for taxes	$4,862	$1,944

Supplemental non-cash information
Purchase of treasury stock, at cost, through net settlement (See Note 18)	$8,544	$11,433
Net assets (liabilities) acquired upon acquisition (net of cash)	$—	$(50,017)
Transfer of investment from consolidated funds, securities owned, fair value to securities owned, fair value	$8,820	$—
Net decrease in redeemable non-controlling interests in Consolidated Funds due to deconsolidation of consolidated fund (See Note 3)	$32,559	$—
Separately recognized conversion option reclassification from a derivative liability to equity (Note 18)	$28,974	$—
Common stock issuance upon close of acquisition (see Note 2)	$—	$47,607
Conversion of redeemable non-controlling interest to loan receivable	$—	$1,299
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Business
Cowen Inc. (formerly Cowen Group, Inc.), a Delaware corporation formed in 2009, is a diversified financial services firm which, together with its consolidated subsidiaries (collectively, “Cowen,” or the “Company”), operates through its two business segments: an investment management segment and an investment bank segment. The Company's investment management segment includes advisers to private funds, managed accounts, real estate funds, private equity structures and listed vehicles. The Company's investment bank segment offers investment banking, research, sales and trading, prime brokerage, global clearing and commission management services to companies and primarily institutional investor clients. The investment bank segment's primary target sectors ("Target Sectors") are healthcare, technology, media and telecommunications, information and technology services, consumer, aerospace and defense, industrials, energy and transportation.
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
Subsequent to the acquisition, certain of Convergex Group's businesses were integrated within the investment bank businesses of the Company and therefore they are included within their respective line items in the accompanying condensed consolidated statements of operations. The following table provides unaudited supplemental pro forma financial information for the nine months ended September 30, 2017, as if the acquisition were completed as of January 1, 2017. This unaudited supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company's financial results would have been had the acquisition been completed on January 1, 2017, nor does it purport to be indicative of any future results.

Nine Months Ended September 30, 2017
(dollars in thousands, except per share data)
(unaudited)
Revenues	$529,294
Net income (loss) attributable to Cowen Inc. stockholders	(7,001)

Net income (loss) per common share:
Basic	$(0.23)
Diluted	(0.23)

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and, during 2017, incurred approximately $8.8 million of integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs. During the nine months ended September 30, 2018, the Company continued to integrate the businesses acquired through Convergex Group and consolidated certain similar businesses.
3. Significant Accounting Policies
a. Basis of Presentation
These unaudited condensed consolidated financial statements are prepared in accordance with US GAAP as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification ("The Accounting Standards") as the source of authoritative accounting principles in the preparation of financial statements, and include the accounts of the Company, its operating and other subsidiaries, and entities in which the Company has a controlling financial interest or a general partner interest. All material intercompany transactions and balances have been eliminated on consolidation. Certain fund entities that are consolidated in these accompanying condensed consolidated financial statements, as further discussed below, are not subject to the consolidation provisions with respect to their own controlled investments pursuant to their specialized accounting.
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
In accordance with these standards, the Company consolidates four funds for which it acts (or acted) as the general partner and investment manager. As of and during the three months ended September 30, 2018, the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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
The Company reconsiders whether it is the primary beneficiary of a VIE by performing a periodic qualitative and/or quantitative analysis of the VIE that includes a review of, among other things, its capital structure, contractual agreements between the Company and the VIE, the economic interests that create or absorb variability, related party relationships and the design of the VIE. As of September 30, 2018 and December 31, 2017, the total net assets of the consolidated VIEs were $254.6 million and $482.8 million, respectively. The decrease is primarily related to other investors' redemptions which reduced overall VIEs net assets. The VIEs act as investment managers and/or investment companies that may be managed by the Company or the Company may have equity interest in those investment companies. The VIEs are financed through their operations and/or loan agreements with the Company.
As of September 30, 2018 and December 31, 2017 the Company held variable interests in Ramius Enterprise Master Fund Ltd (“Enterprise Master”) and Ramius Merger Master Fund Ltd ("Merger Master") (collectively the “Unconsolidated Master Funds”) through the Consolidated Funds. Investment companies, which account for their investments under the specialized industry accounting guidance for investment companies prescribed under US GAAP, are not subject to the consolidation provisions for their investments. Therefore, the Company has not consolidated the Unconsolidated Master Funds.
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

Cowen Inc.
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
Securities—Securities with values based on quoted market prices in active markets for identical assets are classified within level 1 of the fair value hierarchy. These securities primarily include active listed equities, certain U.S. government and sovereign obligations, Exchange Traded Funds ("ETFs"), mutual funds and certain money market securities. The Company does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
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
Management and incentive fees are earned as the managing member, general partner and/or investment manager to the Company's funds and are recognized in accordance with the new revenue recognition guidance (see Note 3k).

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
Fees and interest received or paid are recorded in interest and dividends income and interest and dividends expense, respectively, on an accrual basis in the accompanying condensed consolidated statements of operations. In cases where the fair value basis of accounting is elected, any resulting change in fair value would be reported in net gains (losses) on securities, derivatives and other investments in the accompanying condensed consolidated statements of operations. Accrued interest income and expense are recorded in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on an accrual basis in the accompanying condensed consolidated statements of financial condition. At September 30, 2018 and December 31, 2017, the Company did not have any securities lending transactions for which fair value basis of accounting was elected.

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Asset	Depreciable Lives	Depreciation and/or Amortization Method
Telephone and computer equipment	3-5 years	Straight-line
Computer software	3-8 years	Straight-line
Furniture and fixtures	5 years	Straight-line
Leasehold improvements	Term of Lease	Straight-line
Capitalized lease asset	5 years	Straight-line
Aircraft and related equipment	10-20 years	Straight-line
Modifications to aircraft	4-10 years	Straight-line

i.	Debt
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
j.    Deferred rent
Deferred rent primarily consists of step rent, allowances from landlords and valuing the Company's lease properties acquired through business combinations in accordance with US GAAP. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord. Liabilities resulting from valuing the Company's leased properties acquired through business combinations are quantified by comparing the current fair value of the leased space to the current rental payments on the date of acquisition. Deferred rent, included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition, as of September 30, 2018 and December 31, 2017 is $9.1 million and $12.8 million, respectively.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Condition	As of September 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Assets
Fees receivable, net of allowance	$111,756	$11,739	$123,495
Other investments	167,428	(11,739)	155,689
Stockholders' equity	$808,244	$3,493	$811,737

Condensed Consolidated Statements of Operations	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Revenues
Investment banking	$81,923	$(4,412)	$77,511	$264,737	$(13,260)	$251,477
Incentive income	33	7,776	7,809	97	11,186	11,283
Total revenues	221,028	3,364	224,392	706,985	(2,074)	704,911
Expenses
Underwriting expenses	4,412	(4,412)	—	13,260	(13,260)	—
Total expenses	211,149	(4,412)	206,737	660,311	(13,260)	647,051
Net gains (losses) on securities, derivatives and other investments	32,040	6,822	38,862	64,728	8,252	72,980
Net income (loss) attributable to Cowen Inc. common stockholders	$13,790	$954	$14,744	$32,646	$2,934	$35,580

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Condensed Consolidated Statements of Cash Flows	Nine Months Ended September 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$78,793	$2,934	$81,727
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Net (gains) losses on securities, derivatives, and other investments	(61,927)	6,075	(55,852)
(Increase) decrease in operating assets:
Fees receivable, net of allowance	(6,211)	(8,197)	(14,408)
Net cash provided by / (used in) operating activities	295,986	812	296,798
Cash flows from investing activities:
Purchase of other investments	(21,355)	(812)	(22,167)
Net cash provided by / (used in) investing activities	$(10,925)	$(812)	$(11,737)
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
l.    Recently issued accounting pronouncements
In August 2018, the FASB issued guidance for accounting for upfront costs and fees paid by a customer in a cloud computing arrangement. The guidance requires capitalization of implementation costs incurred in connection with a hosting arrangement or the development or obtainment of internal use software. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years for any implementation costs incurred after adoption. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements and does not expect this guidance to have a material impact on its condensed consolidated statements of financial condition or its condensed consolidated statements of operations.
In August 2018, as part of its disclosure framework project, the FASB amended the disclosure requirements for fair value measurement. The amendments update and eliminate various disclosure requirements that improve the overall usefulness of the disclosure requirement for financial statement users and reduce costs by eliminating disclosures that may not be useful. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Since the guidance only relates to disclosure requirements, the Company does not expect this guidance to have a material impact on its condensed consolidated statements of financial condition or its condensed consolidated statements of operations.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
In February 2016, the FASB issued guidance that amends and supersedes its previous guidance regarding leases. The new guidance requires the lessee to recognize the right to use lease assets and lease liabilities that arise from leases, and present them in its statement of financial condition. The recognition of these lease assets and lease liabilities represents a change from previous US GAAP requirements, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, have not significantly changed from previous US GAAP requirements. For public business entities, the guidance is effective for reporting periods beginning after December 15, 2018. As of September 30, 2018, the Company has identified its arrangements that are within the scope of the new guidance and has evaluated its portfolio of leases, which is primarily comprised of operating real estate leases for its respective offices. The Company will elect the package of practical expedients and, upon adoption, will recognize the right to use lease assets and related lease liabilities as of the adoption date using FASB's modified retrospective approach. Prior period information will not be restated.
4. Cash Collateral Pledged
As of September 30, 2018 and December 31, 2017, the Company pledged cash collateral in the amount of $5.3 million and $6.1 million, respectively, which relates to letters of credit issued to the landlords of the Company's premises in New York City, Boston, Stamford and San Francisco. The Company also has pledged collateral for reinsurance agreements which amounted to $10.8 million, as of September 30, 2018, and $11.8 million, as of December 31, 2017, which is anticipated to be due March 2021 (see Note 17).
5. Segregated Cash
As of September 30, 2018 and December 31, 2017, cash segregated in compliance with federal regulations and other restricted deposits of $154.2 million and $116.3 million, respectively, consisted of cash deposited in special bank accounts for the benefit of customers under SEC Rule 15c3-3 and cash held in accounts designated as Special Reserve Bank Accounts for Proprietary Accounts of Broker-Dealers ("PAB").
6. Investments of Operating Entities and Consolidated Funds

a.	Operating Entities
Securities owned, at fair value
Securities owned, at fair value are held by the Company and are considered held for trading. Substantially all equity securities, which are not part of the Company's self clearing securities finance activities, are pledged to external clearing brokers under terms which permit the external clearing broker to sell or re-pledge the securities to others subject to certain limitations.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of September 30, 2018 and December 31, 2017, securities owned, at fair value consisted of the following:

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Common stock (b)	$576,720	$640,065
Preferred stock (b)	6,466	9,604
Warrants and rights (b)	21,403	9,604
U.S. Government securities (a)	2,842	2,807
Corporate bonds (d)	30,992	4,909
Convertible bonds (c)	—	282
Trade claims	5,746	5,950
	$644,169	$673,221

(a)
As of September 30, 2018, maturities ranged from October 2018 to August 2019 with an interest rate of 0%. As of December 31, 2017, maturities ranged from February 2018 to June 2018 with an interest rate of 0%.

(b)
The Company has elected the fair value option for investments in securities of preferred and common stock with a fair value of $2.9 million and $6.2 million, respectively, at September 30, 2018 and $6.0 million and $5.2 million, respectively, at December 31, 2017. At September 30, 2018 and December 31, 2017, the Company elected the fair value option for investments in warrants and rights with a fair value of $1.1 million and $2.4 million.

(c)	As of December 31, 2017, maturities ranged from February 2018 to March 2018 and interest rates ranged from 5% to 12%.

(d)
As of September 30, 2018, maturities ranged from October 2018 to April 2049 and interest rates ranged from 0.50% to 14.00%. As of December 31, 2017, maturities ranged from October 2018 to May 2040 and interest rates ranged from 0.00% to 10.75%.

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
Upon issuance of the Company's 3% cash convertible senior notes due 2019 in March 2014 ("2019 Convertible Notes") (see Note 17), the Company recognized the embedded cash conversion option at fair value of $35.7 million which is valued as of September 30, 2018 at $0.2 million and is included in payable for derivative contracts in the accompanying condensed consolidated statement of financial condition. The Company has partially repurchased and extinguished most of the 2019 Convertible Notes (See Note 17).
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company's long and short exposure to derivatives is as follows:

Receivable on derivative contracts	As of September 30, 2018		As of December 31, 2017
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$—	$—	$3,819	$58
Currency forwards	$79,310	1,088	$233	5
Swaps	$57,926	1,203	$164,664	10,942
Options other (a)	660,776	29,330	283,112	58,172
Pay to hold	$—	608	$—	—
		$32,229		$69,177
(a) Includes index, equity, commodity future and cash conversion options.

Payable for derivative contracts	As of September 30, 2018		As of December 31, 2017
	Number of contracts / Notional Value	Fair value	Number of contracts / Notional Value	Fair value
	(dollars in thousands)
Futures	$25,474	$71	$16,796	$242
Currency forwards	$2,897	4	$62,439	874
Swaps	$77,775	2,743	$11,595	71
Options other (a)	96,500	27,184	57,043	41,563
		$30,002		$42,750
(a) Includes index, equity, commodity future and cash conversion options.
The following tables present the gross and net derivative positions and the related offsetting amount, as of September 30, 2018 and December 31, 2017. This table does not include the impact of over collateralization.

				Gross amounts not offset in the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2018
Receivable on derivative contracts, at fair value	$32,229	$—	$32,229	$—	$2,899	$29,330
Payable for derivative contracts, at fair value	30,002	—	30,002	—	2,747	27,255

As of December 31, 2017
Receivable on derivative contracts, at fair value	$69,177	$—	$69,177	$—	$10,948	$58,229
Payable for derivative contracts, at fair value	42,750	—	42,750	—	1,031	41,719

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of collateral held or posted.
The realized and unrealized gains/(losses) related to derivatives trading activities were $(7.5) million and $0.5 million for the three months ended September 30, 2018 and 2017, and $6.4 million and $(4.9) million for the nine months ended September 30, 2018 and 2017, respectively, and are included in other income in the accompanying condensed consolidated statements of operations.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Pursuant to the various derivatives transactions discussed above, except for the cash convertible note hedge (see Note 17), exchange traded derivatives, and certain options, the Company is required to post/receive collateral. As of September 30, 2018 and December 31, 2017, collateral consisting of $9.8 million and $13.5 million of cash is included in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, on the accompanying condensed consolidated statements of financial condition. As of September 30, 2018 and December 31, 2017 all derivative contracts were with multiple major financial institutions.
Other investments
As of September 30, 2018 and December 31, 2017, other investments included the following:

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Portfolio Funds, at fair value (1)	$125,107	$100,148
Equity method investments (2)	42,321	41,099
Lehman claims, at fair value	—	301
	$167,428	$141,548
(1) Portfolio Funds, at fair value
The Portfolio Funds, at fair value as of September 30, 2018 and December 31, 2017, included the following:

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Starboard Value and Opportunity Fund LP (c)(*)	$33,321	$32,079
Formation8 Partners Fund I, L.P. (f)	28,135	28,243
RCG Longview Debt Fund V, L.P. (g)(*)	4,537	8,892
RCG Longview II LP (g) (*)	4,160	131
Cowen Healthcare Investments II LP (j) (*)	15,875	—
Eclipse Ventures Fund I, L.P. (b)	3,575	3,428
HealthCare Royalty Partners LP (a)(*)	2,129	3,452
Lagunita Biosciences, LLC (d)	3,859	2,400
RCG IO Renergys Sarl (j) (*)	1,780	—
Starboard Leaders Fund LP (e)(*)	1,405	1,276
Eclipse SPV I, LP (k)(*)	1,447	—
RCG Longview Equity Fund, LP (g) (*)	819	—
RCG Longview Debt Fund VI, LP (g) (*)	588	1,022
RCG Park Liberty GP Member LLC (g) (*)	908	750
HealthCare Royalty Partners II LP (a)(*)	1,162	873
RCGL PE MPA, LLC (g)(*)	549	—
RCG LPP2 PNW5 Co-Invest, L.P. (h)(*)	309	3,493
Quadratic Fund LLC (i)(*)	—	906
Other private investment (l)(*)	15,997	10,133
Other affiliated funds (m)(*)	4,552	3,070
	$125,107	$100,148
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

(i)	Effective January 31, 2018, the Company is no longer affiliated with Quadratic Capital Management LLC.

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
Equity method investments include investments held by the Company in several operating companies whose operations primarily include the day to day management of a number of real estate funds, including the portfolio management and administrative services related to the acquisition, disposition, and active monitoring of the real estate funds' underlying debt and equity investments. The Company's ownership interests in these equity method investments range from 13% to 56%. The Company holds a majority of the outstanding ownership interest (i.e., more than 50%) in RCG Longview Partners II, LLC and 41% in Surf House Ocean Views Holdings, LLC (which is a joint venture in a real estate development project). The operating agreement that governs the management of day-to-day operations and affairs of these entities stipulates that certain decisions require support and approval from other members in addition to the support and approval of the Company. As a result, all operating decisions made in these entities requires the support of both the Company and an affirmative vote of a majority of the other managing members who are not affiliates of the Company. As the Company does not possess control over any of these entities, the presumption of consolidation has been overcome pursuant to current accounting standards and the Company accounts for these investments under the equity method of accounting. Also included in equity method investments are the investments in (a) HealthCare Royalty Partners General Partners and (b) Starboard Value (and certain related parties) which serves as an operating company whose operations primarily include the day to day management (including portfolio management) of several activist private funds and related managed accounts. As part of its equity method investment in operating companies, the Company incurs certain expenses on behalf of its equity method investees. These expenses reflect direct and indirect costs associated with the respective business and are included in their respective line items in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2018 and 2017, the Company incurred $2.6 million and $0.9 million of these costs, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred $6.6 million and $3.5 million of these costs, respectively. During the third quarter of 2018, the Company completed an assessment of the recoverability of the Company's equity method investments and determined that the carrying value of the investment in Surf House Ocean View Holdings, LLC exceeded the estimated fair value of the Company's interest, which was other than temporary. Accordingly, an impairment charge of $7.1 million was recognized to reduce the

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

carrying value of the investment to fair value at September 30, 2018. The Company recorded no other impairment charges in relation to its equity method investments for the nine months ended September 30, 2018 and 2017.
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
The following table summarizes equity method investments held by the Company:

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Surf House Ocean Views Holdings, LLC	$7,478	$14,179
Starboard Value LP	17,842	13,202
RCG Longview Debt Fund V Partners, LLC	10,273	9,284
RCG Longview Management, LLC	1,316	1,149
RCG Longview Debt Fund VI Partners LLC	971	—
HealthCare Royalty GP, LLC	174	281
HealthCare Royalty GP II, LLC	197	148
RCG Longview Debt Fund IV Management, LLC	331	331
HealthCare Royalty GP III, LLC	1,562	764
RCG Kennedy House, LLC	119	154
RCG Longview Equity Management, LLC	114	114
RCG LPP II GP, LLC	272	487
RCG Park Liberty GP Member Manager, LLC	1,018	428
Other	654	578
	$42,321	$41,099
As of September 30, 2018 and December 31, 2017, the Company's share of losses in its equity method investment in RCG Longview Partners II, LLC has exceeded the carrying amount recorded in this investee. These amounts are included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition. RCG Longview Partners II, LLC, as general partner to a real estate fund, has reversed previously recorded incentive income allocations and has recorded a current clawback obligation to the limited partners in the fund. This obligation is due to a change in unrealized value of the fund on which there have previously been distributed carried interest realizations; however, the settlement of a potential obligation is not due until the end of the life of the respective fund. As the Company is obligated to return previous distributions it received from RCG Longview Partners II, LLC, it has continued to record its share of gains/losses in the investee including reflecting its share of the clawback obligation in the amount of $6.2 million as of September 30, 2018 and December 31, 2017, respectively.
The Company's income (loss) from equity method investments was $(4.7) million and $4.1 million for the three months ended September 30, 2018 and 2017, and $7.2 million and $12.1 million for the nine months ended September 30, 2018 and 2017, respectively, and is included in net gains (losses) on securities, derivatives and other investments on the accompanying condensed consolidated statements of operations.
Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased, at fair value represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the condensed consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, at fair value may exceed the amount reflected in the accompanying condensed consolidated statements of financial condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations. As of September 30, 2018 and December 31, 2017, securities sold, not yet purchased, at fair value consisted of the following:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Common stock	$353,113	$342,328
Corporate bonds (a)	20,309	122
Preferred stock	836	77
Warrants and rights	260	—
	$374,518	$342,527

(a)
As of September 30, 2018, the maturities ranged from January 2026 to April 2049 with interest rates ranged from 5.00% to 5.55%. As of December 31, 2017, the maturities ranged from July 2025 to January 2026 with interest rates ranged from 3.78% to 5.55%.

Securities lending and borrowing transactions
The following tables present the contractual gross and net securities borrowing and lending agreements and the related offsetting amount as of September 30, 2018 and December 31, 2017.

				Gross amounts not offset on the Condensed Consolidated Statement of Financial Condition
	Gross amounts recognized	Gross amounts offset on the Condensed Consolidated Statements of Financial Condition (a)	Net amounts included on the Condensed Consolidated Statements of Financial Condition	Additional Amounts Available	Financial instruments	Cash Collateral pledged (b)	Net amounts
	(dollars in thousands)
As of September 30, 2018
Securities borrowed	$713,288	$—	$713,288	$—	$684,569	$—	$28,719
Securities loaned	548,629	—	548,629	—	531,984	—	16,645

As of December 31, 2017
Securities borrowed	$443,148	$—	$443,148	$—	$414,778	$—	$28,370
Securities loaned	456,831	—	456,831	—	439,228	—	17,603

(a)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(b)	Includes the amount of cash collateral held/posted.
The following tables present gross obligations for securities loaned transactions by remaining contractual maturity and class of collateral pledged as of September 30, 2018 and December 31, 2017:

	Open and Overnight	Up to 30 days	31 - 90 days	Greater than 90 days	Total
	(dollars in thousands)
As of September 30, 2018
Common stock	$548,629	$—	$—	$—	$548,629

As of December 31, 2017
Common stock	$456,831	$—	$—	$—	$456,831
Variable Interest Entities
The total assets and liabilities of the variable interest entities for which the Company has concluded that it holds a variable interest, but for which it is not the primary beneficiary, are $5.6 billion and $346.9 million as of September 30, 2018 and $5.2 billion and $445.6 million as of December 31, 2017, respectively. In addition, the maximum exposure relating to these variable interest entities as of September 30, 2018 was $333.8 million, and as of December 31, 2017 was $471.3 million, all of which is included in other investments, at fair value in the accompanying condensed consolidated statements of financial

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

condition. The exposure to loss primarily relates to the Consolidated Feeder Funds' investment in their Unconsolidated Master Funds and the Company's investment in unconsolidated investment companies.

b.	Consolidated Funds
Securities owned, at fair value
As of September 30, 2018 and December 31, 2017, securities owned, at fair value, held by the Consolidated Funds consisted of the following:

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Preferred stock	$24,314	$50,445
Common stock	55,535	77,702
U.S. Government securities (a)	20,446	34,201
Corporate bonds (b)	3,758	—
Warrants and rights	4,848	3,568
	$108,901	$165,916

(a)
As of September 30, 2018, maturities ranged from November 2018 to December 2018 and interest rates were 0%. As of December 31, 2017, maturities ranged from January 2018 to April 2022 and interest rates ranged from 0% to 5.75%.

(b)	As of September 30, 2018, the maturity was December 2023 with an interest rate of 5.88%.
Receivable on derivative contracts
As of September 30, 2018 and December 31, 2017, receivable on derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Currency forwards	$27	$524
Equity swaps	1,584	1,754
Options	300	242
	$1,911	$2,520
Payable for derivative contracts
As of September 30, 2018 and December 31, 2017, payable for derivative contracts, at fair value, held by the Consolidated Funds are comprised of:

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Currency forwards	$539	$11
Equity swaps	1,590	7,042
Options	60	77
	$2,189	$7,130
Other investments, at fair value
Investments in Portfolio Funds, at fair value
As of September 30, 2018 and December 31, 2017, investments in Portfolio Funds, at fair value, included the following:

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Investments of Enterprise LP	$97,026	$87,221
Investments of Merger Fund	86,264	286,890
	$183,290	$374,111

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Consolidated portfolio fund investments of Enterprise LP
Enterprise LP operates under a “master-feeder” structure, whereby Enterprise Master's shareholders are Enterprise LP and RCG II Intermediate Fund, L.P. The consolidated investments in Portfolio Funds include Enterprise LP's investment of $97.0 million and $87.2 million in Enterprise Master as of September 30, 2018 and December 31, 2017, respectively. On May 12, 2010, the Company announced its intention to close Enterprise Master. Prior to this announcement, strategies utilized by Enterprise Master included merger arbitrage and activist investing, investments in distressed securities, convertible hedging, capital structure arbitrage, equity market neutral, investments in private placements of convertible securities, proprietary mortgages, structured credit investments, investments in mortgage backed securities and other structured finance products, investments in real estate and real property interests, structured private placements and other relative value strategies. Enterprise Master had broad investment powers and maximum flexibility in seeking to achieve its investment objective. Enterprise Master was permitted to invest in equity securities, debt instruments, options, futures, swaps, credit default swaps and other derivatives. As Enterprise Master winds down its positions, it will return capital to its investors. There are no unfunded commitments at Enterprise LP.
Consolidated portfolio fund investments of Merger Fund
The Merger Fund operates under a “master-feeder” structure, whereby Ramius Merger Master Ltd.'s ("Merger Master") shareholders are Merger Fund and Ramius Merger Fund Ltd. The consolidated investments in Portfolio Funds include Merger Fund's investment of $86.3 million and $286.9 million in Merger Master as of September 30, 2018 and December 31, 2017, respectively. The Merger Master’s investment objective is to achieve consistent absolute returns while emphasizing the preservation of investor capital. The Merger Master seeks to achieve these objectives by taking a fundamental, research-driven approach to investing, primarily in the securities of issuers engaged in, or subject to, announced (or unannounced but otherwise anticipated) extraordinary corporate transactions, which may include, but are not limited to, mergers, acquisitions, leveraged buyouts, tender offers, hostile takeover bids, sale processes, exchange offers, and recapitalizations. Merger Master invests in the securities of one or more issuers engaged in or subject to such extraordinary corporate transactions. Merger Master typically seeks to derive a profit by realizing the price differential, or “spread,” between the market price of securities purchased or sold short and the market price or value of securities realized in connection with the completion or termination of the extraordinary corporate transaction, or in connection with the adjustment of market prices in anticipation thereof, while seeking to minimize the market risk associated with the aforementioned investment activities. Merger Master will, depending on market conditions, generally focus the majority of its investment program on announced transactions. If the investment manager of Merger Master considers it necessary, it may either alone or as part of a group, also initiate shareholder actions seeking to maximize value. Such shareholder actions may include, but are not limited to, re-orienting management’s focus or initiating the sale of the company (or one or more of its divisions) to a third party. There are no unfunded commitments at Merger Fund.
Indirect Concentration of the Underlying Investments Held by Consolidated Funds
From time to time, either directly or indirectly through its investments in the Consolidated Funds, the Company may maintain exposure to a particular issue or issuer (both long and/or short) which may account for 5% or more of the Company's equity. Based on information that is available to the Company as of September 30, 2018 and December 31, 2017, the Company assessed whether or not its interests in an issuer for which the Company's pro-rata share exceeds 5% of the Company's equity. There was one indirect concentration that exceeded 5% of the Company's equity as of September 30, 2018 and one at December 31, 2017.
Through its investments in a Consolidated Fund and combined with direct Company investments, the Company maintained exposure to a particular investment which accounted for 5% or more of the Company's equity.

	Investment's percentage of the Company's equity
	Issuer	Security Type	Country	Industry	Percentage of Equity	Market Value
						(dollars in thousands)
As of September 30, 2018	Linkem	Equity	Italy	Wireless Broadband	8.01%	$64,754
As of December 31, 2017	Linkem	Equity	Italy	Wireless Broadband	7.52%	$56,271
Underlying Investments of Unconsolidated Funds Held by Consolidated Funds
Enterprise Master and Merger Master
Enterprise LP's investment in Enterprise Master represents Enterprise LP's proportionate share of Enterprise Master's net assets; as a result, the investment balances of Enterprise Master reflected below may exceed the net investment which Enterprise LP has recorded. Merger Fund's investment in Merger Master represents Merger Fund's proportionate share of

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Merger Master's net assets; as a result, the investment balances of Merger Master reflected below may exceed the net investment which Merger Fund has recorded. The following tables present summarized investment information for the underlying investments and derivatives held by Enterprise Master and Merger Master as of September 30, 2018 and December 31, 2017:
Securities owned by Enterprise Master, at fair value

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Common stock	$469	$608
	$469	$608
Portfolio Funds, owned by Enterprise Master, at fair value

		As of September 30, 2018	As of December 31, 2017
	Strategy	(dollars in thousands)
RCG Special Opportunities Fund, Ltd*	Multi-Strategy	$109,518	$97,345
RCG Longview Equity Fund, LP*	Real Estate	—	1,266
RCG Longview Debt Fund IV, LP*	Real Estate	—	99
RCG Longview II, LP*	Real Estate	—	229
Other Private Investments	Various	864	937
		$110,382	$99,876

*	Affiliates of the Company.
Merger Master
As of September 30, 2018, Merger Master held common stock and corporate bonds, of $342.1 million and $23.8 million, respectively, and common stock, sold not yet purchased, of $128.6 million. As of December 31, 2017, Merger Master held common stock, securities owned, of $483.2 million and common stock, sold not yet purchased, of $171.2 million, respectively.
Receivable on derivative contracts, at fair value, owned by Merger Master

	As of September 30, 2018	As of December 31, 2017
Description	(dollars in thousands)
Options	$1,817	$108,063
Equity swaps	1,658	14,488
Currency forwards	200	—
	$3,675	$122,551
Payable for derivative contracts, at fair value, owned by Merger Master

	As of September 30, 2018	As of December 31, 2017
Description	(dollars in thousands)
Options	$261	$1,256
Currency forwards	—	213
Equity swaps	2,005	1,249
	$2,266	$2,718
7. Fair Value Measurements for Operating Entities and Consolidated Funds
The following table presents the assets and liabilities that are measured at fair value on a recurring basis on the accompanying condensed consolidated statements of financial condition by caption and by level within the valuation hierarchy as of September 30, 2018 and December 31, 2017:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Assets at Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
		(dollars in thousands)
Operating Entities
Securities owned
US Government securities	$2,842	$—	$—	$2,842
Preferred stock	1,308	—	5,158	6,466
Common stock	564,140	6,906	5,674	576,720
Corporate bonds	—	30,992	—	30,992
Trade claims	—	—	5,746	5,746
Warrants and rights	19,821	—	1,582	21,403
Receivable on derivative contracts, at fair value
Currency forwards	—	1,088	—	1,088
Swaps	—	1,203	—	1,203
Options	29,330	—	—	29,330
Pay to hold	—	608	—	608
Consolidated Funds
Securities owned
US Government securities	20,446	—	—	20,446
Preferred stock	—	—	24,314	24,314
Common stock	55,441	—	94	55,535
Corporate bonds	—	3,758	—	3,758
Warrants and rights	—	—	4,848	4,848
Receivable on derivative contracts, at fair value
Currency forwards	—	27	—	27
Equity swaps	—	1,584	—	1,584
Options	300	—	—	300
	$693,628	$46,166	$47,416	$787,210
Percentage of total assets measured at fair value on a recurring basis	88.1%	5.9%	6.0%
Portfolio funds measured at net asset value (a)				125,107
Consolidated funds' portfolio funds measured at net asset value (a)				183,290
Equity method investments				42,321
Total investments				$1,137,928

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Liabilities at Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Operating Entities
Securities sold, not yet purchased
Common stock	$353,113	$—	$—	$353,113
Corporate bonds	—	20,309	—	20,309
Preferred stock	836	—	—	836
Warrants and rights	260	—	—	260
Payable for derivative contracts, at fair value
Futures	71	—	—	71
Currency forwards	—	4	—	4
Swaps	—	2,743	—	2,743
Options	24,637	—	2,547	27,184
Accounts payable, accrued expenses and other liabilities
Contingent consideration liability (b)	—	—	2,643	2,643
Consolidated Funds
Payable for derivative contracts, at fair value
Currency forwards	—	539	—	539
Options	60	—	—	60
Equity swaps	—	1,590	—	1,590
	$378,977	$25,185	$5,190	$409,352
Percentage of total liabilities measured at fair value	92.6%	6.2%	1.3%
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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the third and fourth quarter of 2015 and the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 2018, December 2020, and June 2018, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of September 30, 2018 can range from $0.1 million to $7.0 million.

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
(b) In accordance with the terms of the purchase agreements for acquisitions that closed during the third and fourth quarter of 2015 and the second quarter of 2016, the Company is required to pay to the sellers a portion of future net income and/or revenues of the acquired businesses, if certain targets are achieved through the periods ended December 2018 and December 2020, respectively. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method) which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized. The undiscounted amounts as of December 31, 2017 can range from $0.1 million to $15.0 million.
The following table includes a roll forward of the amounts for the three and nine months ended September 30, 2018 and 2017 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2018
	Balance at June 30, 2018	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2018	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$7,422	$—	$(1,141)	(c)	$—	$—	$(1,123)	$5,158	$(1,124)
Common stock	5,848	—	—		—	—	(174)	5,674	(174)
Options, liability	301	—	—		—	—	2,246	2,547	2,246
Warrants and rights	1,544	—	—		—	—	38	1,582	38
Trade claims	5,699	—	—		44	—	3	5,746	3
Lehman claim	295	—	—		—	(234)	(61)	—	—
Contingent consideration liability	2,870	—	—		—	(227)	—	2,643	—
Consolidated Funds
Preferred stock	24,314	—	—		—	—	—	24,314	—
Common stock	94	—	—		—	—	—	94	—
Warrants and rights	4,738	—	—		—	—	110	4,848	110

	Three Months Ended September 30, 2017
	Balance at June 30, 2017	Transfers in	Transfers out	Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2017	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$18,576	$—	$—	$—	$—	$(587)	$17,989	$(587)
Common stock	10,588	—	—	3,151	(1,946)	297	12,090	297
Convertible bonds	282	—	—	250	—	(250)	282	—
Options, asset	9,860	—	—	—	—	499	10,359	499
Options, liability	9,860	—	—	—	—	499	10,359	499
Warrants and rights	3,409	—	—	—	—	(1,013)	2,396	187
Trade claims	4,648	—	—	1,925	(630)	3	5,946	3
Lehman claim	309	—	—	—	—	10	319	10
Contingent consideration liability	5,174	—	—	—	(125)	—	5,049	—
Consolidated Funds
Preferred stock	18,224	—	—	467	—	252	18,943	252
Common stock	848	—	—	—	(848)	—	—	—
Warrants and rights	3,369	—	—	—	—	9	3,378	9
Term Loan	202	—	—	—	(200)	(2)	—	—

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2018
	Balance at December 31, 2017	Transfers in	Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2018	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$8,115	$—	$(1,141)	(c)	$1,415	$(695)	$(2,536)	$5,158	$(2,301)
Common stock	7,570	—	—		531	(1,333)	(1,094)	5,674	(1,128)
Convertible bonds	282	—	—		—	(307)	25	—	—
Options, asset	1,455	—	—		—	(1,455)	—	—	—
Options, liability	22,401	—	(28,973)	(e)	—	(259)	9,378	2,547	9,378
Warrants and rights	2,517	—	—		—	(143)	(792)	1,582	(933)
Trade claims	5,950	—	—		44	(334)	86	5,746	23
Lehman claim	301	—	—		—	(234)	(67)	—	—
Contingent consideration liability	3,440	—	—		—	(797)	—	2,643	—
Consolidated Funds
Preferred stock	50,445	—	(38,552)	(a)	3,066	—	9,355	24,314	9,355
Common stock	50	—	—		—	—	44	94	44
Warrants and rights	3,568	—	(20)	(a)	(1,340)	—	2,640	4,848	1,300

	Nine Months Ended September 30, 2017
	Balance at December 31, 2016	Transfers in		Transfers out		Purchases/(covers)	(Sales)/shorts	Realized and Unrealized gains/losses	Balance at September 30, 2017	Change in unrealized gains/losses relating to instruments still held (1)
	(dollars in thousands)
Operating Entities
Preferred stock	$15,811	$—		$(3,472)	(c)	$9,000	$(31)	$(3,319)	$17,989	$(1,006)
Common stock	10,121	—		—		3,182	(2,121)	908	12,090	908
Convertible bonds	250	—		—		282	—	(250)	282	—
Options, asset	14,753	—		—		—	—	(4,394)	10,359	(4,394)
Options, liability	14,753	—		—		—	—	(4,394)	10,359	(4,394)
Warrants and rights	3,719	3,192	(b) (d)	—		—	(4,367)	(148)	2,396	510
Trade claim	562	—		—		5,865	(700)	219	5,946	198
Lehman claim	265	—		—		—	—	54	319	54
Contingent consideration liability	5,997	—		—		—	(392)	(556)	5,049	(556)
Consolidated Funds
Preferred stock	36,928	—		(13,668)	(c)	467	(11,853)	7,069	18,943	2,958
Common stock	295	—		—		476	(848)	77	—	—
Warrants and rights	3	—		—		—	—	3,375	3,378	3,375
Term Loan	657	—		—		202	(1,021)	162	—	—
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
During the nine months ended September 30, 2018 and 2017, there were no transfers between level 1 and level 2 assets and liabilities.
The following table includes quantitative information as of September 30, 2018 and December 31, 2017 for financial instruments classified within level 3. The table below quantifies information about the significant unobservable inputs used in the fair value measurement of the Company's level 3 financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2018	Valuation Techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$2,508	Guideline companies/Discounted cash flows	Discount rate Market multiples	50% 4.5x to 9x
Trade claims	25	Discounted cash flows	Discount rate	20%
Warrants and rights	1,582	Model based Discounted cash flows	Discount rate	7% to 9%
Other level 3 assets (a)	43,301
Total level 3 assets	$47,416
Level 3 Liabilities
Options	2,547	Option pricing models	Volatility	30% to 35%
Contingent consideration liability	2,643	Discounted cash flows	Projected cash flow and discount rate	23%
Total level 3 liabilities	$5,190

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2017	Valuation Techniques	Unobservable Inputs	Range
Level 3 Assets	(dollars in thousands)
Common and preferred stocks	$5,642	Guideline companies/transaction price	Market multiples	4.8x to 8.5x
Trade claims	70	Discounted cash flows	Discount rate	20%
Warrants and rights	2,516	Model based Discounted cash flows	Volatility Discount rate	61% 22%
Options	1,455	Option pricing models	Volatility	28%
Other level 3 assets (a)	70,570
Total level 3 assets	$80,253
Level 3 Liabilities
Options	22,401	Option pricing models	Volatility	28%
Contingent consideration liability	3,440	Discounted cash flows	Projected cash flow and discount rate	8% to 23% (weighted average 22%)
Total level 3 liabilities	$25,841

(a)	The quantitative disclosures exclude financial instruments for which the determination of fair value is based on prices from recent transactions.
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
Other financial assets and liabilities
The following table presents the carrying values and fair values, at September 30, 2018 and December 31, 2017, of financial assets and liabilities and information on their classification within the fair value hierarchy which are not measured at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value see Note 3.

	September 30, 2018				December 31, 2017				Fair Value Hierarchy
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
			(dollars in thousands)
Financial Assets
Operating companies
Cash and cash equivalents	$193,066		$193,066		$130,052		$130,052		Level 1
Cash collateral pledged	16,092		16,092		17,888		17,888		Level 2
Segregated cash	154,191		154,191		116,268		116,268		Level 1
Securities borrowed	713,288		$684,569		443,148		414,763		Level 2
Loans receivable	36,009		36,009	(d)	37,993		37,993	(d)	Level 3
Consolidated funds
Cash and cash equivalents	18,747		18,747		21,988		21,988		Level 1
Financial Liabilities
Securities loaned	548,629		531,984		456,831		440,162		Level 2
Convertible debt	133,126	(a)	173,246	(b)	141,502	(a)	172,709	(b)	Level 2
Notes payable and other debt	271,082		284,021	(c)	173,458		182,352	(c)	Level 2

(a)	The carrying amount of the convertible debt includes an unamortized discount of $24.9 million and $25.6 million as of September 30, 2018 and December 31, 2017, respectively.

(b)	The convertible debt includes the conversion option and is based on the last broker quote available.

(c)	Notes payable and other debt are based on the last broker quote available.

(d)	The fair market value of level 3 loans is calculated using discounted cash flows.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. Deposits with Clearing Organizations, Brokers and Banks
Under the terms of agreements between the Company and some of its clearing organizations, brokers and banks, balances owed are collateralized by certain of the Company’s cash and securities balances. As of September 30, 2018 and December 31, 2017, the Company had a total of $98.6 million and $94.0 million, respectively, in deposit accounts with clearing organizations, brokers and banks that could be used as collateral to offset losses incurred by the clearing organizations, brokers and banks, on behalf of the Company’s activities, if such losses were to occur.
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
As of September 30, 2018 and December 31, 2017, amounts receivable from brokers, dealers and clearing organizations include:

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Broker-dealers	$569,998	$409,499
Securities failed to deliver	47,014	87,820
Clearing organizations	16,541	6,126
Securities borrowed interest receivable	10,839	4,733
	$644,392	$508,178
As of September 30, 2018 and December 31, 2017, amounts payable to brokers, dealers and clearing organizations include:

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Broker-dealers	$131,358	$145,860
Securities failed to receive	54,539	53,540
Clearing organizations	18,202	48,257
Securities loaned interest payable	6,227	4,496
	$210,326	$252,153
10. Receivable From and Payable To Customers
As of September 30, 2018 and December 31, 2017, receivable from customers of $33.2 million and $49.9 million, respectively, consists of amounts owed by customers relating to securities transactions not completed on settlement date and receivables arising from the prepayment of a Commission Sharing Agreement (“CSA”), net of an allowance for doubtful accounts. A prepaid CSA is established for research-related disbursements in advance of anticipated customer commission volumes. Such receivables may not be evidenced by contractual obligations.
As of September 30, 2018 and December 31, 2017, payable to customers of $470.5 million and $352.5 million, respectively, include amounts due on cash and margin transactions to the Company's clients, some of which have their assets held by a Company omnibus account, which are included within receivables from brokers, dealers and clearing organizations in the accompanying condensed consolidated statements of financial condition. In the omnibus structure, positions that are owned by Cowen International Ltd are fully cross collateralized by client funds, meaning that the Company, for all intents and purposes, has no market risk. Additionally, Cowen International Ltd has no obligation to settle any trade that it deems inappropriate from a risk perspective, adding an important market and counterparty risk mitigating factor.
11. Commission Management Payable
The Company receives a gross commission from various clearing brokers, which is then used to fund commission sharing and recapture arrangements, less the portion retained as income to the Company. Accrued commission sharing and commission

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

recapture payable of $90.2 million as of September 30, 2018 and $70.5 million as of December 31, 2017 are classified as commission management payable in the accompanying condensed consolidated statements of financial condition.
12. Redeemable Non-Controlling Interests in Consolidated Subsidiaries and Funds
Redeemable non-controlling interests in consolidated subsidiaries and funds and the related net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds are comprised as follows:

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$11,069	$6,113
Consolidated Funds	192,143	434,491
	$203,212	$440,604

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)		(dollars in thousands)
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds
Operating companies	$2,486	$(266)	$6,060	$1,457
Consolidated Funds	2,804	5,428	34,993	33,955
	$5,290	$5,162	$41,053	$35,412
13. Reinsurance
The Company’s wholly-owned Luxembourg subsidiary, Hollenfels Re SA (“Hollenfels”) provides reinsurance to third party insurance and reinsurance companies.  As Hollenfels started its operations during 2016, all claims it experienced (reported or not reported) began in 2016. During the three and nine months ended September 30, 2018, Hollenfels’s share of incurred and paid claims, as reported to it by the underlying insurance and reinsurance companies, amounted to $1.9 million and $9.6 million, respectively. During the three and nine months ended September 30, 2017, Hollenfels’ share of incurred and paid claims, as reported to it by the underlying insurance and reinsurance companies, amounted to $1.5 million and $2.6 million, respectively. During the same periods in 2018, Hollenfels’ share of claims incurred but not reported plus expected development on reported claims totaled $0.5 million and $9.0 million, respectively. Hollenfels generally employs an estimation methodology whereby historical average claims ratios over a period of 5 or 10 years, based on availability of data, are utilized. In cases where an event may have occurred that could give rise to claims in excess of the amount calculated using the above-mentioned methodology, then actuarial methods are used to calculate the impact of such an event. During the three and nine months ended September 30, 2018, Hollenfels did not change its methodology for determining claim liability or claim adjustment expenses and calculated them using the above-mentioned methods.
While Hollenfels typically settles its premiums and claim payments on a quarterly basis, the frequency of claims in the underlying policies is impractical for Hollenfels to obtain. This is because certain contracts Hollenfels has written are on a quota-share basis while the other policies provide aggregate loss protection, rendering the collection of information for all underlying contracts impracticable. Hollenfels did not discount any of its reserves and did not cede any portion of its exposures during the three and nine months ended September 30, 2018 and September 30, 2017.
14. Share-Based and Deferred Compensation and Employee Ownership Plans
The Company issues share-based compensation under the 2006 Equity and Incentive Plan, the 2007 Equity and Incentive Plan (both established prior to the November 2009 transaction between Ramius Capital Group LLC and Cowen) and the 2010 Equity and Incentive Plan (collectively, the “Equity Plans”). The Equity Plans permit the grant of options, restricted shares, restricted stock units, stock appreciation rights ("SARs") and other equity-based awards to the Company's employees and directors. Stock options granted generally vest over two-to-five-year periods and expire seven years from the date of grant. Restricted shares and restricted share units issued may be immediately vested or may generally vest over a two-to-five-year period. SARs vest and expire after five years from grant date. Awards are subject to the risk of forfeiture. As of September 30, 2018, there were 0.2 million shares available for future issuance under the Equity Plans.
Under the 2010 Equity and Incentive Plan, the Company awarded $39.1 million of deferred cash awards to its employees during the three and nine months ended September 30, 2018. These awards vest over a four year period and accrue interest at

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

0.70% per year. As of September 30, 2018, the Company had unrecognized compensation expense related to the 2010 Equity and Incentive Plan deferred cash awards of $54.8 million.
Subsequent to the acquisition of Convergex Group (see Note 2) the Company maintained the Convergex Nonqualified Deferred Compensation Plan, which is a deferred cash award plan that is expensed over the 27 month service period. As of September 30, 2018, the Company had unrecognized compensation expense related to former Convergex Group deferred cash awards of $0.6 million.
The Company measures compensation cost for share-based awards according to the equity method. In accordance with the expense recognition provisions of those standards, the Company amortizes unearned compensation associated with share-based awards on a straight-line basis over the vesting period of the option or award, net of estimated forfeitures. In relation to awards under the Equity Plans, the Company recognized compensation expense of $8.5 million and $6.8 million for the three months ended September 30, 2018 and 2017, and $27.6 million and $24.7 million, for the nine months ended September 30, 2018 and 2017, respectively. The income tax effect recognized for the Equity Plans was a benefit of $2.4 million and $2.7 million for the three months ended September 30, 2018 and 2017, and $7.2 million and $9.8 million for the nine months ended September 30, 2018 and 2017, respectively.
Stock Appreciation Rights
The Company values SARs on grant date using the Black-Scholes valuation model which requires the Company to make assumptions regarding the expected term, volatility, risk-free rate and dividend yield:
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
The following table summarizes the Company's SARs for the nine months ended September 30, 2018:

	Class A Common Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(dollars in thousands)
Balance outstanding at December 31, 2017	75,000	$11.60	0.21	$173
SARs vested	(75,000)	14.21	—	—
Balance outstanding at September 30, 2018	—	$—	0	$—
SARs exercisable at September 30, 2018	—	$—	0	$—

(1)	Based on the Company's closing stock price of $13.65 on December 31, 2017.
As of September 30, 2018, the Company's SARs were fully expensed. As of December 31, 2017 the unrecognized compensation expense related to the Company's grant of SAR's was an immaterial amount.
Restricted Stock Units Granted to Employees
Restricted shares and restricted stock units are referred to collectively as restricted stock. The following table summarizes the Company's restricted share and restricted stock unit activity for the nine months ended September 30, 2018:

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nonvested Restricted Class A Common Shares and Class A Common Restricted Stock Units	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2017	5,579,293	$16.33
Granted	2,255,794	14.27
Vested	(1,423,075)	16.08
Forfeited	(61,997)	14.13
Balance outstanding at September 30, 2018	6,350,015	$15.68
Included in the restricted share and restricted stock unit activity are performance linked restricted stock units of 481,438 which were awarded to employees of the Company in December 2013 and January 2014. An additional 700,000 performance linked restricted stock units were awarded in March 2016. Of the awards granted, 117,188 have been forfeited through September 30, 2018. The remaining awards, included in the outstanding balance as of September 30, 2018, will vest between March 2019 and December 2020 and will be earned only to the extent that the Company attains specified market conditions relating to its volume-weighted average share price and total shareholder return in relation to certain benchmark indices and performance goals relating to aggregate net income and average return on shareholder equity. The actual number of RSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of the targeted award. Each RSU is equal to the one share of the Company’s Class A common stock. Compensation expense is recognized to the extent that it is probable that the Company will attain the performance goals.
The fair value of restricted stock (excluding performance linked units which are valued using the Monte Carlo valuation model) is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.
As of September 30, 2018, there was $62.3 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares and restricted stock units to employees. Unrecognized compensation expense related to nonvested restricted shares and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.21 years.
Restricted Shares and Restricted Stock Units Granted to Non-employee Board Members
There were 88,504 restricted stock units awarded during the three and nine months ended September 30, 2018. As of September 30, 2018 there were 253,772 restricted stock units outstanding.
15. Income Taxes

The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen Inc., as well as stand-alone state and local tax returns. The Company has subsidiaries that are resident in foreign countries where tax filings have to be submitted on a stand-alone basis. These subsidiaries are subject to tax in their respective countries and the Company is responsible for and, thus, reports all taxes incurred by these subsidiaries. The countries where the Company owns subsidiaries that file tax returns are United Kingdom, Luxembourg, Gibraltar, Canada and Hong Kong.
The Company calculates its U.S. tax provision using the estimated annual effective tax rate methodology. The tax expense or benefit caused by an unusual or infrequent item is recorded in the quarter in which it occurs. To the extent that information is not available for the Company to fully determine the full year estimated impact of an item of income or tax adjustment, the Company calculates the tax impact of such item discretely. Accordingly, the Company uses the discrete methodology to calculate the income tax provision for its foreign subsidiaries and the tax impact of income attributable to redeemable non- controlling interests in consolidated subsidiaries and funds. Based on these methodologies, the Company’s effective income tax rate was 16.88% and 6.32% for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, the unusual or infrequent items whose tax impact were recorded discretely related primarily to state and foreign taxes, as well as stock compensation.
For the nine months ended September 30, 2018 and 2017, the effective tax rate differs from the statutory rate of 21% primarily due to income attributable to redeemable non-controlling interests in consolidated subsidiaries and funds, stock compensation, state and foreign taxes, as well as other nondeductible expenses.
The Company recorded an uncertain tax position liability of $4.9 million and $5.4 million as of September 30, 2018 and December 31, 2017, respectively, related to New York State and New York City tax matters.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company records deferred tax assets and liabilities for the future tax benefit or expense that will result from differences between the carrying value of its assets for income tax purposes and for financial reporting purposes, as well as for operating or capital loss and tax credit carryovers. A valuation allowance is recorded to bring the net deferred tax assets to a level that, in management's view, is more likely than not to be realized in the foreseeable future. This level will be estimated based on a number of factors, especially the amount of net deferred tax assets of the Company that are actually expected to be realized, for tax purposes, in the foreseeable future. As of September 30, 2018 and December 31, 2017, the Company recorded a valuation allowance against deferred tax assets related to its foreign net operating losses.
The Company is subject to examination by the United States Internal Revenue Service as well as state, local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York, United Kingdom, and Luxembourg. In October, the Company concluded an IRS audit for tax year 2014 with no financial statement impact.
The Company continues to permanently reinvest the capital and accumulated earnings of its United Kingdom, Canadian and Hong Kong subsidiaries.
16. Commitments and Contingencies
Lease Obligations
The Company has entered into leases for office space and equipment. These leases contain rent escalation clauses. The Company records rent expense on a straight-line basis over the lease term, including any rent holiday periods. Rent expense was $6.6 million and $6.3 million for the three months ended September 30, 2018 and 2017, and $19.5 million and $16.3 million for the nine months ended September 30, 2018 and 2017, respectively and are included in occupancy and equipment expense in the accompanying condensed consolidated statements of operations.
As of September 30, 2018, future minimum annual lease and service payments for the Company were as follows:

	Equipment Leases (a)	Service Payments	Facility Leases (b)
	(dollars in thousands)
2018	$966	$6,762	$6,453
2019	2,482	19,256	24,508
2020	1,529	5,796	20,907
2021	1,392	1,722	20,640
2022	1,128	1,350	17,464
Thereafter	374	1,470	28,353
	$7,871	$36,356	$118,325

(a)	Equipment Leases include the Company's commitments relating to operating and capital leases. See Note 17 for further information on the capital lease minimum payments which are included in the table.

(b)
The Company has entered into various agreements to sublease certain of its premises. The Company recorded sublease income related to these leases of $0.4 million and $0.2 million for the three months ended September 30, 2018 and 2017, and $1.1 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Clawback Obligations
For financial reporting purposes, the general partners of a real estate fund have recorded a liability for potential clawback obligations to the limited partners, due to changes in the unrealized value of the fund's remaining investments and where the fund's general partner has previously received carried interest distributions. The clawback liability, however, is not realized until the end of the fund's life. The life of the real estate funds with a potential clawback obligation is currently in a winding-up phase whereby the remaining assets of the fund are being liquidated as promptly as possible so as to maximize value, however a final date for liquidation has not been set. The fund is currently winding-down and as of both September 30, 2018 and December 31, 2017, and the clawback obligation was $6.2 million which is included in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated statements of financial condition.
The Company serves as the general partner/managing member and/or investment manager to various affiliated and sponsored funds. As such, the Company is contingently liable for obligations for those entities. These amounts are not included above as the Company believes that the assets in these funds are sufficient to discharge any liabilities.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unfunded Commitments
The following table summarizes unfunded commitments as of September 30, 2018:

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$4.6	(a)
HealthCare Royalty Partners funds (b)	1.1	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.4	6 years
Lagunita Biosciences, LLC	1.0	3 years
Eclipse Fund II, L.P.	0.8	7 years
Eclipse Continuity Fund I, L.P.	0.6	8 years
Cowen Healthcare Investments II LP	9.6	3 years
(a) The Company had unfunded commitments pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time between two to four years, subject to advance notice.
(b) The Company is a limited partner of the HealthCare Royalty Partners funds (which are managed by Healthcare Royalty Management) and is a member of HealthCare Royalty Partners General Partners. The Company will make its pro-rata investment in the HealthCare Royalty Partners funds along with the other limited partners.
Litigation
In the ordinary course of business, the Company and its affiliates, subsidiaries and current and former officers, directors and employees (the "Company and Related Parties") are named as defendants in, or as parties to, various legal actions and proceedings. Certain of these actions and proceedings assert claims or seek relief in connection with alleged violations of securities, banking, anti-fraud, anti-money laundering, employment and other statutory and common laws. Certain of these actual or threatened legal actions and proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief.

In the ordinary course of business, the Company and Related Parties are also subject to governmental and regulatory examinations, information gathering requests (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Certain of our affiliates and subsidiaries are registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, commodity futures and other regulators. In connection with formal and informal inquiries by these regulators, we receive requests, and orders seeking documents and other information in connection with various aspects of our regulated activities.

Due to the global scope of the Company's operations, and its presence in countries around the world, the Company and Related Parties may be subject to litigation, governmental and regulatory examinations, information gathering requests, investigations and proceedings (both formal and informal), in multiple jurisdictions with legal and regulatory regimes that may differ substantially, and present substantially different risks, from those to which the Company and Related Parties are subject in the United States.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended September 30, 2018.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court has been lifted, and the case is proceeding in the District Court. Status conferences were held on April 6, 2018 and October 12, 2018. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
17. Convertible Debt and Notes Payable
As of September 30, 2018 and December 31, 2017, the Company's outstanding debt was as follows:

	As of September 30, 2018	As of December 31, 2017
	(dollars in thousands)
Convertible debt	$133,126	$141,502
Notes payable	229,581	132,970
Term loan	28,200	28,121
Other notes payable	7,688	8,247
Capital lease obligations	5,613	4,120
	$404,208	$314,960
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

stock at the Company's election based on the current conversion price. The 2022 Convertible Notes were issued with an initial conversion price of $17.375 per share of Cowen’s Class A common stock.
The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due 2019 (the "2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of September 30, 2018, the outstanding balance of the 2022 Convertible Notes was $112.9 million. On June 26, 2018, the Company received Cowen shareholder approval for the Company to settle the 2022 Convertible Note entirely in class A common shares. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $1.0 million and $3.0 million for the three and nine months ended September 30, 2018. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.0 million and $3.0 million for the three and nine months ended September 30, 2018, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2022 Convertible Notes.
2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "2019 Convertible Notes"). The 2019 Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the 2019 Convertible Notes is payable semi-annually on March 15 and September 15 of each year. The 2019 Convertible Notes are senior unsecured obligations of the Company. The 2019 Convertible Notes may be converted into cash, upon the occurrence of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The 2019 Convertible Notes were issued with an initial conversion price of $21.32 per share (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). During December 2017, the Company repurchased and extinguished $115.1 million of the outstanding balance of the 2019 Convertible Notes. During June 2018, the Company repurchased and extinguished an additional $13.5 million of the outstanding balance of the 2019 Convertible Notes. As of September 30, 2018, the outstanding balance of the 2019 Convertible Notes was $20.2 million.
The Company recorded interest expense of $0.2 million and $1.1 million for the three months ended September 30, 2018 and 2017, and $0.9 million and $3.4 million for the nine months ended September 30, 2018 and 2017, respectively. The initial unamortized discount on the 2019 Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.3 million and $1.9 million for the three months ended September 30, 2018 and 2017, and $1.2 million and $5.6 million for the nine months ended September 30, 2018 and 2017, respectively, based on an effective interest rate of 8.89%. Upon issuance of the 2019 Convertible Notes, the Company capitalized the debt issuance costs in the amount of $0.9 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2019 Convertible Notes. In conjunction with the partial extinguishment of the 2019 Convertible Notes, the Company accelerated the pro-rata unamortized discount and capitalized debt issuance costs. During the nine months ended September 30, 2018, the Company recognized $0.6 million of loss on debt extinguishment.
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
Notes Payable
2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due 2033 (the “2033 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

amount of the 2033 Notes. Interest on the 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $2.3 million for the three and nine months ended September 30, 2018. The Company capitalized debt issuance costs of approximately $3.8 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2033 Notes.
2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due 2027 (the “2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the 2027 Notes. Interest on the 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $7.6 million for the three and nine months ended September 30, 2018. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due 2021 (the "2021 Notes") and for general corporate purposes.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 28, 2019. The loan is secured by the value of the Company's limited partnership interests in two affiliated funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 2018 and interest expense of $0.4 million and $0.4 million for the three and nine months ended September 30, 2017.
Other Notes Payable
During January 2018, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 2.01% and is due on December 31, 2018, with monthly payment requirements of $0.2 million. As of September 30, 2018, the outstanding balance on this note payable was $0.6 million. Interest expense for the three and nine months ended September 30, 2018 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and other debt in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from January 2019 to April 2021 and interest rates ranged from 4.21% to 7.25%. As of September 30, 2018 and December 31, 2017, the remaining balance on the aircraft financing agreements was $7.1 million and $8.2 million, respectively. Interest expense was $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, and $0.3 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.
Capital Lease Obligations
The Company has entered into various capital leases for computer equipment, which amounted to $10.1 million and is recorded in fixed assets as capital lease obligations. These capital lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 55 to 60 months and interest rates that range from 3.70% to 5.69%. As of September 30, 2018, the remaining balance on these capital leases was $5.6 million. Interest expense was $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, and $0.2 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Annual scheduled maturities of debt and minimum payments (of principal and interest) for all debt outstanding as of September 30, 2018, are as follows:

	Convertible Debt	Notes Payable	Term loan	Other Notes Payable	Capital Lease Obligation
	(dollars in thousands)
2018	$2,025	$4,473	$—	$1,106	$568
2019	25,223	17,893	29,414	3,410	1,438
2020	4,050	17,893	—	1,363	1,360
2021	4,050	17,893	—	2,512	1,360
2022	139,050	17,893	—	—	1,128
Thereafter	—	370,090	—	—	374
Subtotal	174,398	446,135	29,414	8,391	6,228
Less (a)	(41,272)	(216,554)	(1,214)	(703)	(615)
Total	$133,126	$229,581	$28,200	$7,688	$5,613

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Letters of Credit
As of September 30, 2018, the Company has the following seven irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $10.8 million, as of September 30, 2018, and $11.8 million, as of December 31, 2017, which is anticipated to be due March 2021

Location	Amount	Maturity
	(dollars in thousands)
Boston	$386	March 2019
New York	$356	April 2019
New York	$70	May 2019
New York	$497	October 2018
New York	$1,686	October 2018
New York	$1,615	November 2018
San Francisco	$714	January 2019
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2018 and December 31, 2017, there were no amounts due related to these letters of credit.
18. Stockholder's Equity
Preferred Stock and Purchase of Capped Call Option
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock ("Series A Convertible Preferred Stock") that provided $117.2 million of proceeds, net of underwriting fees and issuance costs of $3.6 million. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum which will be payable, when and if declared by the board of directors of the Company, quarterly, in arrears, on February 15, May 15, August 15 and November 15 of each year. The Company may, at its option, pay dividends in cash, common stock or a combination thereof. The Company declared and accrued a cash dividend of $1.7 million and $1.7 million for the three months ended September 30, 2018 and 2017, and $5.1 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively.
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of our Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company’s Class A common stock, cash or a combination thereof, at the Company’s election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company’s Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination.
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
Treasury Stock
Treasury stock of $215.3 million as of September 30, 2018, compared to $186.8 million as of December 31, 2017, resulted from $8.5 million acquired through repurchases of shares to cover employee minimum tax withholding obligations related to stock compensation vesting events under the Company's Equity Plans or other similar transactions, $3.2 million received from an escrow account established to satisfy the Company’s indemnification claims arising under the terms of the purchase agreement entered into in connection with the Company’s acquisition of Convergex Group, LLC and $16.8 million purchased in connection with a share repurchase program.
The following represents the activity relating to the treasury stock held by the Company during the nine months ended September 30, 2018:

	Treasury stock shares	Cost (dollars in thousands)	Average cost per share
Balance outstanding at December 31, 2017	12,133,276	$186,846	$15.40
Shares purchased for minimum tax withholding under the Equity Plans or other similar transactions	578,673	8,544	14.76
Shares of stock received in respect of indemnification claims	220,475	3,171	14.38
Purchase of treasury stock	1,160,308	16,762	14.45
Balance outstanding at September 30, 2018	14,092,732	$215,323	$15.28
19. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income includes the after tax change in unrealized gains and losses on foreign currency translation adjustments. During the periods presented, the Company did not have material reclassifications out of other

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Beginning Balance	$(7)	$(8)	$(8)	$(2)
Foreign currency translation	4	—	5	(6)
Ending Balance	$(3)	$(8)	$(3)	$(8)
20. Earnings Per Share
The Company calculates its basic and diluted earnings per share in accordance with US GAAP. Basic earnings per share is calculated by dividing net income attributable to the Company's common stockholders by the weighted average number of common shares outstanding for the period. As of September 30, 2018, there were 29,142,547 of Class A common shares outstanding. The Company has included 253,772 fully vested, unissued restricted stock units in its calculation of basic earnings per share.
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
The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Net income (loss)	$20,778	$9,828	$78,793	$50,502
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	5,290	5,162	41,053	35,412
Net income (loss) attributable to Cowen Inc.	15,488	4,666	37,740	15,090
Preferred stock dividends	1,698	1,698	5,094	5,094
Net income (loss) attributable to Cowen Inc. common stockholders	$13,790	$2,968	$32,646	$9,996

Shares for basic and diluted calculations:
Weighted average shares used in basic computation	29,610	31,271	29,662	29,004
Stock options		—	—	—
Stock appreciation rights	—	20	—	15
Restricted stock	1,234	955	951	992
Weighted average shares used in diluted computation	30,844	32,246	30,613	30,011
Earnings (loss) per share:
Basic	$0.47	$0.09	$1.10	$0.34
Diluted	$0.45	$0.09	$1.07	$0.33
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

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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
As further stated below, one major difference between Economic Income (Loss) and US GAAP net income (loss) is that Economic Income (Loss) presents the segments' results of operations without the impact resulting from the full consolidation of any of the Consolidated Funds. The consolidation of these funds' results include the pro rata share of the income or loss attributable to other owners of such entities which is reflected in net income (loss) attributable to redeemable non-controlling interest in consolidated subsidiaries in the accompanying condensed consolidated statements of operations. This pro rata share has no effect on the overall financial performance for the investment management segment, as ultimately, this income or loss is not income or loss for the investment management segment itself. Included in Economic Income (Loss) is the actual pro rata share of the income or loss attributable to the Company as an investor in such entities, which is relevant in management making operating decisions and evaluating financial performance.
The following tables set forth operating results for the Company's investment management and investment bank segments and related adjustments necessary to reconcile the Company's Economic Income (Loss) measure to arrive at the Company's consolidated US GAAP net income (loss):

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2018
				Adjustments
	Investment Management	Investment Bank	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$77,510	$77,510	$—	$4,413	(i)	$81,923
Brokerage	—	101,672	101,672	—	(9,637)	(h)	92,035
Management fees	11,582	804	12,386	(381)	(4,459)	(a)	7,546
Incentive income (loss)	6,910	—	6,910	(20)	(6,857)	(a)(i)	33
Investment income (loss)	2,039	25,633	27,672	—	(27,672)	(c)(f)	—
Interest and dividends	—	—	—	—	26,448	(c)	26,448
Reimbursement from affiliates	—	—	—	(65)	418	(e)	353
Aircraft lease revenue	—	—	—	—	375	(f)	375
Reinsurance premiums	—	—	—	—	8,378	(g)	8,378
Other revenue	(283)	366	83	—	1,551	(g)	1,634
Consolidated Funds revenues	—	—	—	2,303	—		2,303
Total revenues	20,248	205,985	226,233	1,837	(7,042)		221,028
Interest expense	2,554	3,865	6,419	—	19,581	(c)	26,000
Total net revenues	17,694	202,120	219,814	1,837	(26,623)		195,028
Expenses
Non interest expense	17,934	177,074	195,008	—	14,454	(b)(c)(d)(i)	209,462
Consolidated Funds expenses	—	—	—	1,687	—		1,687
Total expenses	17,934	177,074	195,008	1,687	14,454		211,149
Total other income (loss)	—	—	—	2,654	39,328	(c)(k)	41,982
Income taxes expense / (benefit)	—	—	—	—	5,083	(b)	5,083
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	2,122	—	2,122	2,804	364		5,290
Economic income (loss) / net income (loss) attributable to Cowen Inc.	$(2,362)	$25,046	$22,684	$—	$(7,196)		$15,488

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2017
				Adjustments
	Investment Management	Investment Bank	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$57,383	$57,383	$—	$—		$57,383
Brokerage	19	89,949	89,968	—	(5,748)	(h)	84,220
Management fees	12,983	811	13,794	(640)	(4,931)	(a)	8,223
Incentive income (loss)	4,597	—	4,597	(402)	(2,250)	(a)	1,945
Investment income (loss)	9,927	6,022	15,949	—	(15,949)	(c)(f)	—
Interest and dividends	—	—	—	—	14,318	(c)	14,318
Reimbursement from affiliates	—	—	—	(88)	572	(e)	484
Aircraft lease revenue	—	—	—	—	934	(f)	934
Reinsurance premiums	—	—	—	—	7,186	(g)	7,186
Other revenue	387	552	939	—	2,463	(g)	3,402
Consolidated Funds revenues	—	—	—	735	—		735
Total revenues	27,913	154,717	182,630	(395)	(3,405)		178,830
Interest expense	3,662	1,123	4,785	—	10,347	(c)	$15,132
Total net revenues	24,251	153,594	177,845	(395)	(13,752)		163,698
Expenses
Non interest expense	21,333	147,732	169,065	—	8,439	(b)(c)(d)	177,504
Consolidated Funds expenses	—	—	—	1,712	—		1,712
Total expenses	21,333	147,732	169,065	1,712	8,439		179,216
Total other income (loss)	—	—	—	7,535	20,092	(c)(j)	27,627
Income taxes expense / (benefit)	—	—	—	—	2,281	(b)	2,281
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	524	—	524	5,428	(790)		5,162
Economic income (loss) / net income (loss) attributable to Cowen Inc.	$2,394	$5,862	$8,256	$—	$(3,590)		$4,666

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2018
				Adjustments
	Investment Management	Investment Bank	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$251,476	$251,476	$—	$13,261	(i)	$264,737
Brokerage	—	328,929	328,929	—	(27,876)	(h)	301,053
Management fees	35,695	2,303	37,998	(2,197)	(13,465)	(a)	22,336
Incentive income (loss)	21,470	—	21,470	(37)	(21,336)	(a)	97
Investment income (loss)	30,826	31,101	61,927	—	(61,927)	(c)(f)	—
Interest and dividends	—	—	—	—	77,511	(c)	77,511
Reimbursement from affiliates	—	—	—	(198)	1,264	(e)	1,066
Aircraft lease revenue	—	—	—	—	1,509	(f)	1,509
Reinsurance premiums	—	—	—	—	26,251	(g)	26,251
Other revenue	(501)	751	250	—	3,596	(g)	3,846
Consolidated Funds revenues	—	—	—	8,579	—		8,579
Total revenues	87,490	614,560	702,050	6,147	(1,212)		706,985
Interest expense	8,814	7,686	16,500	—	58,346	(c)	74,846
Total net revenues	78,676	606,874	685,550	6,147	(59,558)		632,139
Expenses
Non interest expense	67,489	542,817	610,306	—	42,738	(b)(d)(i)	653,044
Consolidated Funds expenses	—	—	—	7,267	—		7,267
Total expenses	67,489	542,817	610,306	7,267	42,738		660,311
Total other income (loss)	—	—	—	36,113	86,851	(c)(k)	122,964
Income taxes expense / (benefit)	—	—	—	—	15,999	(b)	15,999
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	6,760	—	6,760	34,993	(700)		41,053
Economic income (loss) / net income (loss) attributable to Cowen Inc.	$4,427	$64,057	$68,484	$—	$(30,744)		$37,740

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2017
				Adjustments
	Investment Management	Investment Bank	Total Economic Income/(Loss)	Funds Consolidation	Other Adjustments		US GAAP
	(dollars in thousands)
Revenues
Investment banking	$—	$158,082	$158,082	$—	$—		$158,082
Brokerage	38	209,236	209,274	—	(10,675)	(h)	198,599
Management fees	39,730	2,365	42,095	(1,773)	(14,735)	(a)	25,587
Incentive income (loss)	18,626	—	18,626	(3,669)	(8,740)	(a)	6,217
Investment income (loss)	34,412	17,353	51,765	—	(51,765)	(c)(f)	—
Interest and dividends	—	—	—	—	27,324	(c)	27,324
Reimbursement from affiliates	—	—	—	(241)	2,872	(e)	2,631
Aircraft lease revenue	—	—	—	—	3,036	(f)	3,036
Reinsurance premiums	—	—	—	—	21,957	(g)	21,957
Other revenue	2,067	1,247	3,314	—	2,833	(g)	6,147
Consolidated Funds revenues	—	—	—	4,751	—		4,751
Total revenues	94,873	388,283	483,156	(932)	(27,893)		454,331
Interest expense	10,141	3,312	13,453	—	23,820	(c)	37,273
Total net revenues	84,732	384,971	469,703	(932)	(51,713)		417,058
Expenses
Non interest expense	68,524	371,792	440,316	(199)	37,916	(b)(d)	478,033
Consolidated Funds expenses	—	—	—	9,423	—		9,423
Total expenses	68,524	371,792	440,316	9,224	37,916		487,456
Total other income (loss)	—	—	—	44,111	80,196	(c)(j)	124,307
Income taxes expense / (benefit)	—	—	—	—	3,407	(b)	3,407
Income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	4,129	—	4,129	33,955	(2,672)		35,412
Economic income (loss) / net income (loss) attributable to Cowen Inc.	$12,079	$13,179	$25,258	$—	$(10,168)		$15,090

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
For the three and nine months ended September 30, 2018 and 2017, there was no one fund or other customer which represented more than 10% of the Company's total revenues.
22. Regulatory Requirements
As registered broker-dealers, Cowen and Company, Cowen Execution, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 (“SEC Rule 15c3-1”), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by the Rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of the Rule, is $1.0 million. Cowen Execution, ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of the Rule, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other requirements of the Rule and other regulatory bodies.
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At September 30, 2018, Cowen Execution had $111.8 million of net capital in excess of this minimum requirement.
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
As of September 30, 2018, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$161.5	$1.0	$160.5
Cowen Execution	$114.2	$2.4	$111.8
ATM Execution	$1.7	$0.3	$1.4
Cowen Prime	$16.6	$0.3	$16.3
Westminster	$16.6	$0.3	$16.3
Cowen International Ltd	$13.2	$9.1	$4.1
Cowen Execution Ltd	$5.0	$3.2	$1.8
Certain transactions cleared on a fully disclosed basis, which promptly transmit customer funds and securities to the clearing broker-dealer that carries the introduced accounts, allow Cowen and Company, Cowen Prime and Cowen Execution Services, in addition to all security transactions executed by ATM Executions, to claim exemption from the SEC's Customer Protection Rule 15c3-3 ("SEC Rule 15c3-3") subparagraph (k)(2)(ii) of the Securities Exchange Act of 1934. Cowen and Company, Cowen Prime and Westminster claim exemption from SEC Rule 15c3-3 subparagraph (k)(2)(i) of the Securities Exchange Act of 1934 since Cowen and Company and Cowen Prime conduct certain of their securities transactions with their customers and Westminster conducts primarily all of its financial transactions with its customers through a bank account designated as Special Account for the Exclusive Benefit of Customers.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of September 30, 2018, Cowen Execution had segregated approximately $39.1 million of cash, while its required deposit was $12.0 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB accounts”), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At September 30, 2018, Cowen Execution had $24.3 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $16.9 million.
Cowen and Company, ATM Execution, Cowen Prime and Cowen Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of September 30, 2018 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2018. RCG Insurance Company’s capital and surplus as of September 30, 2018 totaled approximately $28.6 million.
23. Related Party Transactions
The Company and its affiliated entities are the managing member, general partner and/or investment manager to the Company's investment management products and certain managed accounts. Management fees and incentive income are primarily earned from affiliated entities. As of September 30, 2018 and December 31, 2017, $19.4 million and $13.5 million, respectively, included in fees receivable are earned from related parties. The Company may, at its discretion, reimburse certain fees charged to the funds that it manages to avoid duplication of fees when such funds have an underlying investment in another affiliated investment fund. For the three and nine months ended September 30, 2018, these amounts are immaterial. Fees receivable and fees payable are recorded at carrying value, which approximates fair value.
The Company may also make loans to employees or other affiliates, excluding executive officers of the Company. These loans are interest bearing and settle pursuant to the agreed-upon terms with such employees or affiliates, and are included in due from related parties in the accompanying condensed consolidated statements of financial condition. As of September 30, 2018 and December 31, 2017, loans to employees of $14.8 million and $11.1 million, respectively, were included in due from related parties on the accompanying condensed consolidated statements of financial condition. Of these amounts $7.1 million and $4.8 million, respectively, are related to forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period.  An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them.  The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period.  The vesting period on forgivable loans is generally one to three years. The Company recorded compensation expense of $0.8 million and $0.6 million for the three months ended September 30, 2018 and 2017, and $2.2 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively. This expense is included in employee compensation and benefits in the accompanying condensed consolidated statement of operations. For the three and nine months ended September 30, 2018 and 2017, the interest income was insignificant for these related party loans and advances.
As of September 30, 2018 and December 31, 2017, included in due from related parties is $7.8 million and $14.0 million, respectively, related to the sales of portions of the Company's ownership interest in the activist business of Starboard Value to the Starboard principals. It is being financed through the profits of the relevant Starboard entities over a 5 year period and earns interest at 5% per annum.  The interest income for the three months ended September 30, 2018 and 2017, was $0.1 million and $0.2 million and for the nine months ended September 30, 2018 and 2017, was $0.3 million and $0.6 million, respectively.
The remaining balance included in due from related parties of $9.7 million and $9.7 million as of September 30, 2018 and December 31, 2017, respectively, relates to amounts due to the Company from affiliated funds and real estate entities due to expenses paid on their behalf.

Cowen Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Included in due to related parties is approximately $0.6 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively, related to a subordination agreement with an investor in certain real estate funds. This total is based on a hypothetical liquidation of the real estate funds as of the balance sheet date.
Employees and certain other related parties invest on a discretionary basis within consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of September 30, 2018 and December 31, 2017, such investments aggregated $27.7 million and $28.2 million, respectively, were included in redeemable non-controlling interests on the accompanying condensed consolidated statements of financial condition. Their share of the net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds aggregated $4.5 million and $1.6 million for the three months ended September 30, 2018 and 2017, and $8.9 million and $7.2 million for the nine months ended September 30, 2018 and 2017, respectively.
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
Off-Balance Sheet Arrangements
The Company has no material off-balance sheet arrangements, which have not been disclosed, as of September 30, 2018 and December 31, 2017. Through indemnification provisions in clearing agreements with clients, customer activities may expose the Company to off-balance-sheet credit risk. Pursuant to the clearing agreement, the Company is required to reimburse the Company's clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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
The Company enters into secured and unsecured borrowing agreements to obtain funding necessary to cover daily securities settlements with clearing corporations. At times, funding is required for unsettled customer delivery versus payment and riskless principal transactions, as well as to meet deposit requirements with clearing organizations. Secured arrangements are collateralized by the securities. The Company maintains uncommitted financing arrangements with large financial institutions, the details of which are summarized below as of September 30, 2018.

Lender	Contractual Amount	Available Amount	Maturity Date	Description
Pledge Lines	(dollars in thousands)
Texas Capital Bank	$75,000	$75,000	None	Secured Depository Trust Company Pledge Line
BMO Harris Bank	75,000	75,000	None	Secured Tri-Party Pledge Facility
BMO Harris Bank	150,000	150,000	None	Secured Depository Trust Company Pledge Line
Total	300,000	300,000

Revolving Credit Facility
BMO Harris Bank Canadian Imperial Bank of Commerce Texas Capital Bank	70,000	70,000	August 23, 2019	(Syndicated) Unsecured liquidity facility to cover increases in National Securities Clearing Corporation margin deposit requirements
Total Credit Lines	$370,000	$370,000
25. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the condensed consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)
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
The Company's investment management platform, which operates primarily under the Cowen Investment Management name (formerly "Ramius"), offers innovative investment products and solutions across the liquidity spectrum to institutional and private clients. The predecessor to this business was founded in 1994 and, through one of its subsidiaries, has been registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") since 1997. The Company's investment management business offers investors access to a number of strategies to meet their specific needs including long/short equity, merger arbitrage, activism, health care royalties, private healthcare investing and real estate. The Company's investment management business focuses on attracting and retaining talented investment teams and providing seed capital and working capital, an institutional infrastructure, robust sales and marketing and industry knowledge. A significant portion of the Company’s capital is invested alongside the Company's investment management clients. The Company has also invested some of its capital in its aviation and reinsurance businesses. Our investment management business had approximately $10.9 billion of assets under management as of October 1, 2018. See the section titled "Assets Under Management and Fund Performance" for further analysis.
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
Basis of presentation
The unaudited condensed consolidated financial statements of the Company in this Form 10-Q are prepared in accordance with US GAAP as promulgated by the Financial Accounting Standards Board ("FASB") through Accounting Standards Codification ("The Accounting Standards") as the source of authoritative accounting principles in the preparation of financial statements and include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest or a substantive, controlling general partner interest. All material intercompany transactions and balances have been eliminated in consolidation. Certain fund entities that are consolidated in the condensed consolidated financial statements, are not subject to these consolidation provisions with respect to their own investments pursuant to their specialized accounting.
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
The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Condition	As of September 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Assets
Fees receivable, net of allowance	$111,756	$11,739	$123,495
Other investments	167,428	(11,739)	155,689
Stockholders' equity	$808,244	$3,493	$811,737

Condensed Consolidated Statements of Operations	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Revenues
Investment banking	$81,923	$(4,412)	$77,511	$264,737	$(13,260)	$251,477
Incentive income	33	7,776	7,809	97	11,186	11,283
Total revenues	221,028	3,364	224,392	706,985	(2,074)	704,911
Expenses
Underwriting expenses	4,412	(4,412)	—	13,260	(13,260)	—
Total expenses	211,149	(4,412)	206,737	660,311	(13,260)	647,051
Net gains (losses) on securities, derivatives and other investments	32,040	6,822	38,862	64,728	8,252	72,980
Net income (loss) attributable to Cowen Inc. common stockholders	$13,790	$954	$14,744	$32,646	$2,934	$35,580

Condensed Consolidated Statements of Cash Flows	Nine Months Ended September 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$78,793	$2,934	$81,727
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Net (gains) losses on securities, derivatives, and other investments	(61,927)	6,075	(55,852)
(Increase) decrease in operating assets:
Fees receivable, net of allowance	(6,211)	(8,197)	(14,408)
Net cash provided by / (used in) operating activities	295,986	812	296,798
Cash flows from investing activities:
Purchase of other investments	(21,355)	(812)	(22,167)
Net cash provided by / (used in) investing activities	$(10,925)	$(812)	$(11,737)

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

As of October 1, 2018, the Company had assets under management of $10.9 billion, a 0.7% decrease as compared to assets under management of $11.0 billion as of January 1, 2018. The $0.1 billion decrease in assets under management during the nine months ended September 30, 2018 primarily resulted from redemptions in the private funds and private healthcare funds.
The following table is a breakout of total assets under management by platform as of October 1, 2018 (which excludes cross investments from other Ramius platforms):

	Platform
	Private Funds (a) (b) (g)	Alternative Solutions (a)	Cowen Trading Strategies (h)	Real Estate (a) (d) (i)	Healthcare Royalty Partners (c) (d) (i)	Private Healthcare (d) (i) (k)	Other (j)	Total
	(dollars in millions)
January 1, 2016	$5,590	$3,552	$95	$1,642	$2,409	$—	$34	$13,322
Subscriptions	1,537	—	—	—	—	—	—	1,537
Redemptions	(714)	(3,641)	(40)	(220)	(137)	—	(21)	(4,773)
Performance (e)	362	89	(3)	—	10	—	—	458
Net Return (e) (f)	6.48%	2.51%	(3.16)%	—%	0.42%	—%	—%	3.44%
January 1, 2017	6,775	—	52	1,422	2,282	—	13	10,544
Subscriptions	823	—	163	583	—	179	51	1,799
Redemptions	(1,168)	—	(59)	—	(521)	(12)	—	(1,760)
Performance (e)	430	—	1	—	(26)	15	—	420
Net Return (e) (f)	6.35%	—%	1.92%	—%	(1.14)%	—%	—%	3.98%
January 1, 2018	6,860	—	157	2,005	1,735	182	64	11,003
Subscriptions	1,145	—	—	—	(4)	127	15	1,283
Redemptions	(1,581)	—	(3)	(79)	—	(54)	—	(1,717)
Performance (e)	279	—	—	—	46	35	—	360
Net Return (e) (f)	4.07%	—%	—%	—%	2.65%	19.23%	—%	3.27%
October 1, 2018	$6,703	$—	$154	$1,926	$1,777	$290	$79	$10,929

(a)
The Company owns between 13% and 55% of the general partners, investment managers or managing members of the real estate business, the activist business, and the global macro business and the equity long/short business. The Company does not possess unilateral control over any of the foregoing businesses. The Company owns 100% of the investment manager of the event-driven equity business. On September 23, 2016, the Company completed the sale of its interest in the alternative solutions business, thereby reducing the Company’s estimated assets under management by approximately $2.5 billion.

(b)
These amounts include the Company's invested capital of approximately $185.7 million, $160.9 million and $176.6 million as of October 1, 2018, January 1, 2018 and January 1, 2017, respectively (including interests in both a registered investment company and an Undertakings for Collective Investment Trust (UCITS), each of which pursues a private fund-style strategy). Assets under management amounts are as of October 1, 2018 and include approximately $687.4 million of committed but undrawn capital that will be charged fees when invested.

(c)	These amounts include the Company's invested capital of approximately $5.5 million, $5.6 million and $10.5 million as of October 1, 2018, January 1, 2018 and January 1, 2017, respectively.

(d)	This amount includes unfunded capital commitments.

(e)	Performance and net returns are net of all management and incentive fees and includes the effect of any foreign exchange translation adjustments and leverage in certain funds.

(f)	Performance net returns are calculated on the platform as a whole. Net return of individual funds will vary.

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

(k)
The Company began managing a private healthcare fund in September 2015. This amount includes the Company’s investment of $39.9 million and $36.9 million as of October 1, 2018 and January 1, 2018, respectively. The Company owns 100% of the investment manager of the private healthcare business.

Fund Performance
For the quarter ended September 30, 2018, Cowen's public equity investment strategies had generally positive results during a strong quarter for both the Russell 2000 and the S&P 500. Cowen's private market investment capabilities are all in their investment periods.
Our activist strategy had flat performance for the quarter, underperforming relative to the Russell 2000 Index, which was up approximately 3.2% for the quarter.
The merger arbitrage strategy had strong positive returns for the quarter, outperforming the HFRX Merger Arbitrage Index. The merger arbitrage focused UCITS Fund also had strong performance.
Our equity long/short affiliate, which follows a multi-sector approach with a focus on technology and consumer companies, finished the quarter with positive results, driven by a particularly strong September with respect to both long and short positions. The fund underperformed the S&P 500 but outperformed the HFRX Equity Hedge Index.
Our healthcare royalty strategy’s third fund remains in its investment period. Ongoing opportunities in the pharmaceutical and healthcare sectors remain and the fund was 75% invested at quarter end.
Our private healthcare fund remains in its investment period, ending the quarter with ten holdings and a pipeline of opportunities ahead.
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
As of September 30, 2018, the Company's invested capital amounted to a net value of $777.7 million (supporting a long market value of $606.2 million), representing approximately 96% of Cowen's stockholders' equity presented in accordance with US GAAP. The table below presents the Company's invested equity capital by strategy and as a percentage of Cowen's stockholders' equity as of September 30, 2018. The net values presented in the table below do not tie to Cowen's condensed consolidated statement of financial condition as of September 30, 2018 because they are included in various line items of the accompanying condensed consolidated statement of financial condition, including “securities owned, at fair value”, “other investments”, “cash and cash equivalents”, and “consolidated funds-securities owned, at fair value”.

Strategy	Net Value	% of Stockholders' Equity
	(dollars in millions)
Trading	$575.7	71%
Merchant Banking	181.7	22%
Real Estate	20.3	3%
Total	777.7	96%
Stockholders' Equity	$808.2	100%
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

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

	Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Period to Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$81,923	$57,383	$24,540	43%
Brokerage	92,035	84,220	7,815	9%
Management fees	7,546	8,223	(677)	(8)%
Incentive income	33	1,945	(1,912)	(98)%
Interest and dividends	26,448	14,318	12,130	85%
Reimbursement from affiliates	353	484	(131)	(27)%
Aircraft lease revenue	375	934	(559)	(60)%
Reinsurance premiums	8,378	7,186	1,192	17%
Other revenues	1,634	3,402	(1,768)	(52)%
Consolidated Funds revenues	2,303	735	1,568	213%
Total revenues	221,028	178,830	42,198	24%
Interest and dividends expense	26,000	15,132	10,868	72%
Total net revenues	195,028	163,698	31,330	19%

Expenses
Employee compensation and benefits	127,303	103,282	24,021	23%
Reinsurance claims, commissions and amortization of deferred acquisition costs	8,773	7,157	1,616	23%
Operating, general, administrative and other expenses	70,247	63,391	6,856	11%
Depreciation and amortization expense	3,139	3,452	(313)	(9)%
Restructuring costs	—	222	(222)	NM
Consolidated Funds expenses	1,687	1,712	(25)	(1)%
Total expenses	211,149	179,216	31,933	18%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	32,040	18,326	13,714	75%
Consolidated Funds net gains (losses)	9,942	9,301	641	7%
Total other income (loss)	41,982	27,627	14,355	52%
Income (loss) before income taxes	25,861	12,109	13,752	114%
Income tax expense (benefit)	5,083	2,281	2,802	123%
Net income (loss)	20,778	9,828	10,950	111%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	5,290	5,162	128	2%
Net income (loss) attributable to Cowen Inc.	15,488	4,666	10,822	232%
Preferred stock dividends	1,698	1,698	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$13,790	$2,968	$10,822	365%
Revenues
Investment Banking
Investment banking revenues increased $24.5 million to $81.9 million for the three months ended September 30, 2018 compared with $57.4 million in the prior year period. During the three months ended September 30, 2018, the Company completed 29 underwriting transactions, six strategic advisory transactions and two debt capital market transactions. During the three months ended September 30, 2017, the Company completed 24 underwriting transactions and seven strategic advisory transactions. The average underwriting fee per transaction was 3.0% greater in the third quarter of 2018 as compared to the prior year period.
Brokerage
Brokerage revenues increased $7.8 million to $92.0 million for the three months ended September 30, 2018 compared with $84.2 million in the prior year period. This was attributable to increased revenue in our options and electronic trading businesses. Customer trading volumes across the industry (according to Bloomberg) increased 5% for the three months ended September 30, 2018 compared to the prior year period.
Management Fees
Management fees decreased $0.7 million to $7.5 million for the three months ended September 30, 2018 compared with $8.2 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the healthcare royalty business.
Incentive Income
Incentive income decreased $1.8 million to $0.1 million for the three months ended September 30, 2018, compared with $1.9 million in the prior year period. This decrease was related to the new revenue recognition standards, effective January 1, 2018, for which the Company now recognizes the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments.
Interest and Dividends
Interest and dividends increased $12.1 million to $26.4 million for the three months ended September 30, 2018 compared with $14.3 million in the prior year period. This was primarily attributable to securities financing activities related to the June 2017 acquisition of Convergex Group.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $0.1 million to $0.4 million for the three months ended September 30, 2018 compared with $0.5 million in the prior year period.
Aircraft Lease Revenue
Aircraft lease revenue decreased $0.5 million to $0.4 million for the three months ended September 30, 2018 compared with $0.9 million in the prior year period. This decrease was related to the sale of one plane during the third quarter of 2017.
Reinsurance Premiums
Reinsurance premiums increased $1.2 million to $8.4 million for the three months ended September 30, 2018 compared with $7.2 million in the prior year period. This increase reflects premiums earned during the quarter from additional reinsurance policies in force compared to the same period in 2017.
Other Revenues
Other revenues decreased $1.8 million to $1.6 million for the three months ended September 30, 2018 compared with $3.4 million in the prior year period. This decrease is primarily related to a gain on the sale of one of the Company's planes in the third quarter of 2017.
Consolidated Funds Revenues
Consolidated Funds revenues increased $1.6 million to $2.3 million for the three months ended September 30, 2018 compared with $0.7 million in the prior year period. This is due to an increase in interest and dividend income in our consolidated funds.
Interest and Dividends
Interest and dividend expenses increased $10.9 million to $26.0 million for the three months ended September 30, 2018 compared with $15.1 million in the prior year period. This was primarily attributable to securities finance activities related to the June 2017 acquisition of Convergex Group.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $24.0 million to $127.3 million for the three months ended September 30, 2018 compared with $103.3 million in the prior year period. The increase is primarily due to $14.4 million higher other income (loss) and $42.2 million higher revenues during the third quarter of 2018 as compared to 2017 and thus resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 48.4% for the three months ended September 30, 2018, compared with 50.0% for the prior year period.

Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses increased $1.6 million to $8.8 million for the three months ended September 30, 2018 compared with $7.2 million in the prior year period. This increase is due to reinsurance-related expenses incurred from additional reinsurance policies in force during 2018.
General, Administrative and Other Expenses
General, administrative and other expenses increased $6.8 million to $70.2 million for the three months ended September 30, 2018 compared with $63.4 million in the prior year period. The increase is primarily related to adoption of the new revenue recognition standard, effective January 1, 2018, which requires underwriting expenses to be shown within expenses rather than net of associated investment banking revenues.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $0.4 million to $3.1 million for the three months ended September 30, 2018 compared with $3.5 million in the prior year period. The decrease is primarily related to a decrease in amortization from intangibles (which have been fully amortized) only partially offset by an increase in depreciable fixed assets related to the acquisition of Convergex Group in June 2017.
Restructuring Costs
Restructuring costs expenses were $0.2 million for three months ended September 30, 2017 and there were none in the current period. In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and incurred integration and restructuring costs which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs.
Consolidated Funds Expenses
Consolidated Funds expenses remained flat at $1.7 million for the three months ended September 30, 2018 compared with $1.7 million for the prior year period.
Other Income (Loss)
Other income (loss) increased $14.4 million to $42.0 million for the three months ended September 30, 2018 compared with income of $27.6 million in the prior year period. The increase primarily relates to an increase in performance in the Company's own invested capital. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $2.8 million to $5.1 million for the three months ended September 30, 2018 compared with $2.3 million in the prior year period. This change is primarily attributable to the Company’s increased pre-tax book income, partially offset by the impact of the new reduced statutory Federal tax rate enacted as part of the Tax Cuts and Jobs Act of 2017.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased by $0.1 million to $5.3 million for the three months ended September 30, 2018 compared with income of $5.2 million in the prior year period. The increase was primarily the result of an increase in income earned by the multi-strategy and private healthcare consolidated funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.
Preferred Stock Dividends
On May 19, 2015, the Company completed its offering of 120,750 shares of the Company's 5.625% Series A cumulative perpetual convertible preferred stock. Each share of the Series A Convertible Preferred Stock is entitled to dividends at a rate of 5.625% per annum. The Company may, at its option, pay dividends in cash, common stock or a combination thereof.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

	Condensed Consolidated Statements of Operations
	Nine Months Ended September 30,		Period to Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$264,737	$158,082	$106,655	67%
Brokerage	301,053	198,599	102,454	52%
Management fees	22,336	25,587	(3,251)	(13)%
Incentive income	97	6,217	(6,120)	(98)%
Interest and dividends	77,511	27,324	50,187	184%
Reimbursement from affiliates	1,066	2,631	(1,565)	(59)%
Aircraft lease revenue	1,509	3,036	(1,527)	(50)%
Reinsurance premiums	26,251	21,957	4,294	20%
Other revenues	3,846	6,147	(2,301)	(37)%
Consolidated Funds revenues	8,579	4,751	3,828	81%
Total revenues	706,985	454,331	252,654	56%
Interest and dividends expense	74,846	37,273	37,573	101%
Total net revenues	632,139	417,058	215,081	52%

Expenses
Employee compensation and benefits	394,288	282,066	112,222	40%
Reinsurance claims, commissions and amortization of deferred acquisition costs	27,428	20,610	6,818	33%
Operating, general, administrative and other expenses	221,770	156,982	64,788	41%
Depreciation and amortization expense	9,558	9,612	(54)	(1)%
Restructuring costs	—	8,763	(8,763)	NM
Consolidated Funds expenses	7,267	9,423	(2,156)	(23)%
Total expenses	660,311	487,456	172,855	35%
Other income (loss)
Net gains (losses) on securities, derivatives and other investments	64,728	63,101	1,627	3%
Bargain purchase gain, net of tax	—	7,946	(7,946)	NM
Gain/(loss) on debt extinguishment	(556)	—	(556)	NM
Consolidated Funds net gains (losses)	58,792	53,260	5,532	10%
Total other income (loss)	122,964	124,307	(1,343)	(1)%
Income (loss) before income taxes	94,792	53,909	40,883	76%
Income tax expense (benefit)	15,999	3,407	12,592	370%
Net income (loss)	78,793	50,502	28,291	56%
Net income (loss) attributable to redeemable non-controlling interests in consolidated subsidiaries and funds	41,053	35,412	5,641	16%
Net income (loss) attributable to Cowen Inc.	37,740	15,090	22,650	150%
Preferred stock dividends	5,094	5,094	—	—%
Net income (loss) attributable to Cowen Inc. common stockholders	$32,646	$9,996	$22,650	227%
Revenues
Investment Banking
Investment banking revenues increased $106.6 million to $264.7 million for the nine months ended September 30, 2018 compared with $158.1 million in the prior year period. During the nine months ended September 30, 2018, the Company completed 95 underwriting transactions, 21 strategic advisory transactions and four debt capital market transactions. During the nine months ended September 30, 2017, the Company completed 78 underwriting transactions and 11 strategic advisory transactions. The average underwriting fee per transaction was 23.2% greater for the nine months ended September 30, 2018 as compared to the prior year period.

Brokerage
Brokerage revenues increased $102.5 million to $301.1 million for the nine months ended September 30, 2018 compared with $198.6 million in the prior year period. This was attributable to an increase in revenues due to the acquisition of Convergex Group in June 2017 and increased revenue in our options and electronic trading businesses. Customer trading volumes across the industry (according to Bloomberg) increased 5% for the nine months ended September 30, 2018 compared to the prior year period.
Management Fees
Management fees decreased $3.3 million to $22.3 million for the nine months ended September 30, 2018 compared with $25.6 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the healthcare royalty business and to the firm exiting two investment management strategies, one in the fourth quarter of 2017 and the other in the first quarter of 2018.
Incentive Income
Incentive income decreased $6.1 million to $0.1 million for the nine months ended September 30, 2018, compared with $6.2 million in the prior year period. This decrease was related to the new revenue recognition standards, effective January 1, 2018, for which the Company now recognizes the majority of incentive income allocated to the Company as net gains (losses) on securities, derivatives and other investments.
Interest and Dividends
Interest and dividends increased $50.2 million to $77.5 million for the nine months ended September 30, 2018 compared with $27.3 million in the prior year period. This was primarily attributable to securities financing activities related to the June 2017 acquisition of Convergex Group.
Reimbursements from Affiliates
Reimbursements from affiliates decreased $1.5 million to $1.1 million for the nine months ended September 30, 2018 compared with $2.6 million in the prior year period. The decrease is primarily related to a decrease in reimbursements from the activist business.
Aircraft Lease Revenues
Aircraft lease revenues decreased $1.5 million to $1.5 million for the nine months ended September 30, 2018 compared to $3.0 million in the prior year period. This decrease was related to the sale of one plane during the third quarter of 2017.
Reinsurance Premiums
Reinsurance premiums increased $4.3 million to $26.3 million for the nine months ended September 30, 2018 compared with $22.0 million in the prior year period. This increase reflects premiums earned in the first nine months of 2018 from additional reinsurance policies in force compared to the first nine months of 2017 as well as the change in unearned premiums during the first three quarters of 2018 from policies that were in force at the end of 2017.
Other Revenues
Other revenues decreased $2.3 million to $3.8 million for the nine months ended September 30, 2018 compared with $6.1 million in the prior year period. This decrease is primarily related to a gain on the sale of one of the Company's planes in the third quarter of 2017.
Consolidated Funds Revenues
Consolidated Funds revenues increased $3.8 million to $8.6 million for the nine months ended September 30, 2018 compared with $4.8 million in the prior year period. The increase is due to interest and dividends income from the consolidated funds.
Interest and Dividends
Interest and dividends expenses increased $37.5 million to $74.8 million for the nine months ended September 30, 2018 compared with $37.3 million for the first nine months of 2017. This was primarily attributable to securities finance activities related to the June 2017 acquisition of Convergex Group.

Expenses
Employee Compensation and Benefits
Employee compensation and benefits expenses increased $112.2 million to $394.3 million for the nine months ended September 30, 2018 compared with $282.1 million for the first nine months of 2017. The increase is primarily due to $252.7 million higher total revenues and $1.3 million higher other income (loss) during 2018 as compared to 2017 resulting in a higher compensation and benefits accrual. The compensation to revenue ratio, including other income (loss), was 48% for the nine months ended September 30, 2018, compared with 49% in the prior year period.
Reinsurance Claims, Commissions and Amortization of Deferred Acquisition Costs
Reinsurance related expenses increased $6.8 million to $27.4 million for the nine months ended September 30, 2018 compared with $20.6 million for the first nine months of 2017. This increase reflects reinsurance-related expenses incurred from additional policies in force compared to 2017.
General, Administrative and Other Expenses
General, administrative and other expenses increased $64.8 million to $221.8 million for the nine months ended September 30, 2018 compared with $157.0 million in the prior year period. The increase is primarily related to higher floor brokerage and trade execution costs, due to higher brokerage revenue, and increased marketing and business development expenses and increased occupancy costs, which are mostly related to the acquisition of Convergex Group in June 2017.The increase is also related to adoption of the new revenue recognition standard, effective January 1, 2018, which requires underwriting expenses to be shown within expenses rather than net of associated investment banking revenues.
Depreciation and Amortization Expenses
Depreciation and amortization expenses remained flat at $9.6 million for the nine months ended September 30, 2018 compared with $9.6 million for the first nine months of 2017. There was an increase in depreciable fixed assets related to the acquisition of Convergex Group in June 2017 offset completely by a decrease in amortization from intangibles (which have been fully amortized).
Restructuring Costs
Restructuring costs expenses were $8.8 million for the nine months ended September 30, 2017 and there were none in the current period. In conjunction with the integration of the acquired businesses of Convergex Group, the Company evaluated the combined broker-dealer businesses and operations and incurred integration and restructuring costs, which primarily related to exit and disposal costs, discontinuation of redundant technology services and severance costs.
Consolidated Funds Expenses
Consolidated Funds expenses decreased $2.1 million to $7.3 million for the nine months ended September 30, 2018 compared with $9.4 million in the prior year period. The decrease is due to decreased interest and dividends expense in the consolidated funds.
Other Income (Loss)
Other income (loss) decreased $1.3 million to $123.0 million for the nine months ended September 30, 2018 compared with $124.3 million for the first nine months of 2017.The increase primarily relates to an increase in performance in the Company's own invested capital and the bargain purchase gain related to the acquisition of Convergex Group in June 2017. The gains and losses shown under Consolidated Funds reflect the consolidated total performance for such funds, and the portion of those gains or losses that are attributable to other investors is allocated to redeemable non-controlling interests.
Income Taxes
Income tax expense increased $12.6 million to $16.0 million for the nine months ended September 30, 2018 compared with an income tax expense of $3.4 million in the prior year period. This change is primarily attributable to the Company’s increased pre-tax book income, partially offset by the impact of the new reduced statutory Federal tax rate enacted as part of the Tax Cuts and Jobs Act of 2017.
Income (Loss) Attributable to Redeemable Non-controlling Interests
Income (loss) attributable to redeemable non-controlling interests increased $5.6 million to $41.1 million for the nine months ended September 30, 2018 compared with $35.4 million for the first nine months of 2017. The increase was primarily the result of an increase in income earned by the multi-strategy and private healthcare consolidated funds in the current year period. Non-controlling interests represent the pro rata share of the income or loss of the non-wholly owned consolidated entities attributable to the other owners of such entities.

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
For the nine months ended September 30, 2018 and 2017, the Company's investment management segment includes advisers to private funds, managed accounts, real estate funds, private equity structures and listed vehicles operating results and other investment platforms operating results.
For the nine months ended September 30, 2018 and 2017, the Company's investment bank segment includes investment banking, research, sales and trading, prime brokerage, global clearing and commission management services businesses' operating results.
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
Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

	Three Months Ended September 30,						Total Period-to-Period
	2018			2017
	Investment Management	Investment Bank	Total	Investment Management	Investment Bank	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$77,510	$77,510	$—	$57,383	$57,383	$20,127	35%
Brokerage	—	101,672	101,672	19	89,949	89,968	11,704	13%
Management fees	11,582	804	12,386	12,983	811	13,794	(1,408)	(10)%
Incentive income (loss)	6,910	—	6,910	4,597	—	4,597	2,313	50%
Investment income (loss)	2,039	25,633	27,672	9,927	6,022	15,949	11,723	74%
Other income (loss)	(283)	366	83	387	552	939	(856)	(91)%
Total economic income revenues	20,248	205,985	226,233	27,913	154,717	182,630	43,603	24%
Interest expense	2,554	3,865	6,419	3,662	1,123	4,785	1,634	34%
Total net revenues	$17,694	$202,120	$219,814	$24,251	$153,594	$177,845	$41,969	24%
Economic Income (Loss)
Total Economic Income (Loss) was $22.7 million for the three months ended September 30, 2018, an increase of $14.4 million compared to Economic Income (Loss) which was $8.3 million in the prior year period.
Total Economic Income (Loss) revenues were $226.2 million for the three months ended September 30, 2018, an increase of $43.6 million compared to Economic Income (Loss) revenues of $182.6 million in the prior year period. This was primarily related to an increase in investment banking and brokerage activity and an increase in investment income.
Investment Management Segment Revenues
Investment management segment Economic Income (Loss) revenues were $20.2 million for the three months ended September 30, 2018, a decrease of (7.7) million compared to Economic Income (Loss) revenues of $27.9 million in the prior year period.
Management Fees.    Management fees for the segment decreased $1.4 million to $11.6 million for the three months ended September 30, 2018 compared with $13.0 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the healthcare royalty business and the activist business.

Incentive Income (Loss).    Incentive income for the segment increased $2.3 million to $6.9 million for the three months ended September 30, 2018 compared with $4.6 million in the prior year period. This increase was related to an increase in performance fees from the multi-strategy business and the private healthcare business.
Investment Income (Loss).    Investment income for the segment decreased $7.9 million to $2.0 million for the three months ended September 30, 2018 compared with $9.9 million in the prior year period. The decrease primarily relates to a decrease in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment decreased $0.7 million to a loss of $0.3 million for the three months ended September 30, 2018 compared with income of $0.4 million in the prior year period.
Investment Bank Segment Revenues
Investment bank segment Economic Income (Loss) revenues were $206.0 million for the three months ended September 30, 2018, an increase of $51.3 million compared with Economic Income (Loss) revenues of $154.7 million in the prior year.
Investment Banking.    Investment banking revenues increased $20.1 million to $77.5 million for the three months ended September 30, 2018 compared with $57.4 million in the prior year period. During the three months ended September 30, 2018, the Company completed 29 underwriting transactions, six strategic advisory transactions and two debt capital market transactions. During the three months ended September 30, 2018, the Company completed 24 underwriting transactions and seven strategic advisory transactions. The average underwriting fee per transaction was 3.0% greater in the third quarter of 2018 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $11.8 million to $101.7 million for the three months ended September 30, 2018, compared with $89.9 million in the prior year period. This was attributable to increased revenue in our options and electronic trading businesses. Customer trading volumes across the industry (according to Bloomberg) increased 5% for the three months ended September 30, 2018 compared to the prior year period
Investment Income (Loss).    Investment income for the segment increased $19.6 million to $25.6 million for the three months ended September 30, 2018, compared with $6.0 million in the prior year period.
Other Income (Loss).    Other income (loss) for the segment decreased $0.2 million to $0.4 million for the three months ended September 30, 2018, compared with income of $0.6 million in the prior year period. The decrease primarily relates to a decrease in income from the Company's reinsurance business.
Interest expense
Interest expense increased $1.6 million to $6.4 million for the three months ended September 30, 2018 compared with $4.8 million in the prior year period. Interest expense primarily relates to debt issued.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $25.9 million to $195.0 million for the three months ended September 30, 2018, compared with $169.1 million in the prior year period.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $25.2 million to $126.7 million for the three months ended September 30, 2018 compared with $101.5 million in the prior year period. The increase is due to $43.6 million higher revenues during the third quarter of 2018 as compared to 2017, which resulted in a higher compensation and benefits accrual. The compensation to revenue ratio was 56% for the three months ended September 30, 2018 compared with 56% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $2.1 million to $35.1 million for the three months ended September 30, 2018 compared with $33.0 million in the prior year period. The increase is primarily related to the acquisition of Convergex Group in June 2017.

The following table shows the components of the non-compensation expenses—fixed, for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Period-to-Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$7,889	$6,407	$1,482	23%
Professional, advisory and other fees	5,680	5,560	120	2%
Occupancy and equipment	9,715	9,477	238	3%
Service fees	4,864	3,957	907	23%
Expenses from equity investments	2,669	2,877	(208)	(7)%
Other	4,253	4,741	(488)	(10)%
Total	$35,070	$33,019	$2,051	6%
Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.2 million to $2.9 million for the three months ended September 30, 2018 compared with $3.1 million in the prior year period. The decrease is primarily related to a decrease in amortization from intangibles (which have been fully amortized) only partially offset by an increase in depreciable fixed assets related to the acquisition of Convergex Group in June 2017.
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses which are incurred as a direct result of the processing and soliciting of revenue generating activities, decreased $1.3 million to $30.7 million for the three months ended September 30, 2018 compared with $32.0 million in the prior year period. The decrease is primarily related to lower floor brokerage and trade execution costs partially offset by an increase in marketing and business development.
The following table shows the components of the non-compensation expenses—variable, for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Period-to-Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$22,788	$25,193	$(2,405)	(10)%
Healthcare Royalty Partners syndication costs	132	132	—	—%
Expenses related to Luxembourg reinsurance companies	983	774	209	27%
Marketing and business development	6,377	5,278	1,099	21%
Other	452	654	(202)	(31)%
Total	$30,732	$32,031	$(1,299)	(4)%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the investment management segment decreased $0.2 million to $0.4 million for the three months ended September 30, 2018 compared to $0.6 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests increased by $1.6 million to $2.1 million for the three months ended September 30, 2018 compared with $0.5 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

	Nine Months Ended September 30,						Total Period-to-Period
	2018			2017
	Investment Management	Investment Bank	Total	Investment Management	Investment Bank	Total	$ Change	% Change
	(dollars in thousands)
Economic Income Revenues
Investment banking	$—	$251,476	$251,476	$—	$158,082	$158,082	$93,394	59%
Brokerage	—	328,929	328,929	38	209,236	209,274	119,655	57%
Management fees	35,695	2,303	37,998	39,730	2,365	42,095	(4,097)	(10)%
Incentive income (loss)	21,470	—	21,470	18,626	—	18,626	2,844	15%
Investment income (loss)	30,826	31,101	61,927	34,412	17,353	51,765	10,162	20%
Other income (loss)	(501)	751	250	2,067	1,247	3,314	(3,064)	(92)%
Total economic income revenues	87,490	614,560	702,050	94,873	388,283	483,156	218,894	45%
Interest expense	8,814	7,686	16,500	10,141	3,312	13,453	3,047	23%
Total net revenues	$78,676	$606,874	$685,550	$84,732	$384,971	$469,703	$215,847	46%
Economic Income (Loss)
Total Economic Income (Loss) was $68.5 million for the nine months ended September 30, 2018, an increase of $43.2 million compared to Economic Income (Loss) of $25.3 million for the first nine months of 2017.
Total Economic Income (Loss) revenues were $702.1 million for the nine months ended September 30, 2018, an increase of $218.9 million compared to Economic Income (Loss) revenues of $483.2 million for the first nine months of 2017. This was primarily related to an increase in investment banking and brokerage activity.
Investment Management Segment Revenues
Investment management segment Economic Income (Loss) revenues were $87.5 million for the nine months ended September 30, 2018, a decrease of $7.4 million compared to Economic Income (Loss) revenues of $94.9 million in the prior year period.
Management Fees.    Management fees for the segment decreased $4.0 million to $35.7 million for the nine months ended September 30, 2018 compared with $39.7 million in the prior year period. This decrease in management fees was primarily related to a decrease in management fees from the healthcare royalty business and to the firm exiting two investment management strategies, one in the fourth quarter of 2017 and the other in the first quarter of 2018.
Incentive Income (Loss).    Incentive income for the segment increased $2.9 million to $21.5 million for the nine months ended September 30, 2018 compared with $18.6 million in the prior year period. This increase was related to an increase in performance fees from the private healthcare, event driven and multi strategy businesses.
Investment Income (Loss).    Investment income for the segment decreased $3.6 million to $30.8 million for the nine months ended September 30, 2018 compared with $34.4 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment decreased $2.6 million to a loss of $0.5 million for the nine months ended September 30, 2018 compared with income of $2.1 million in the prior year period. The decrease primarily relates to a decrease in income from the Company's reinsurance business.
Investment Bank Segment Revenues
Investment bank segment Economic Income (Loss) revenues were $614.6 million for the nine months ended September 30, 2018, an increase of $226.3 million compared with Economic Income (Loss) revenues of $388.3 million in the prior year.
Investment Banking.    Investment banking revenues increased $93.4 million to $251.5 million for the nine months ended September 30, 2018 compared with $158.1 million for the first nine months of 2017. During the nine months ended September 30, 2018, the Company completed 95 underwriting transactions, 21 strategic advisory transactions and four debt capital market transactions. During the nine months ended September 30, 2017, the Company completed 78 underwriting transactions and 11 strategic advisory transactions. The average underwriting fee per transaction was 23.2% greater for the nine months ended September 30, 2018 as compared to the prior year period.
Brokerage.    Brokerage revenues increased $119.7 million to $328.9 million for the nine months ended September 30, 2018, compared with $209.2 million for the first nine months of 2017. This was attributable to an increase in revenues due to the acquisition of Convergex Group in June 2017 and increased revenue in our options and electronic trading businesses. Customer trading volumes across the industry (according to Bloomberg) increased 5% for the nine months ended September 30, 2018 compared to the prior year period.
Investment Income (Loss).    Investment income for the segment increased $13.7 million to $31.1 million for the nine months ended September 30, 2018, compared with $17.4 million in the prior year period. The increase primarily relates to an increase in performance of the Company's own invested capital.
Other Income (Loss).    Other income (loss) for the segment decreased $0.4 million to $0.8 million for the nine months ended September 30, 2018, compared with $1.2 million in the prior year period.
Interest expense
Interest expense increased $3.0 million to $16.5 million for the nine months ended September 30, 2018 compared with $13.5 million for the first nine months of 2017. Interest expense primarily relates to debt issued.
Non-Interest Expenses
Non-interest expenses.    Total non-interest expenses increased $170.0 million to $610.3 million for the nine months ended September 30, 2018, compared with $440.3 million for the first nine months of 2017.
Compensation and benefits expenses. Compensation and benefits expenses, included within non-interest expenses, increased $115.2 million to $392.1 million for the nine months ended September 30, 2018 compared with $276.9 million for the first nine months of 2017. The increase is due to $218.9 million higher revenues during 2018 as compared to 2017 which resulted in a higher compensation and benefits accrual. The compensation to revenue ratio was 56% for the nine months ended September 30, 2018 compared with 57% in the prior year period.
Non-compensation Expenses—Fixed.    Fixed non-compensation expenses, included within non-interest expenses, increased $18.0 million to $104.6 million for the nine months ended September 30, 2018 compared with $86.6 million for the first nine months of 2017. The increase is primarily related to the acquisition of Convergex Group in June 2017.
The following table shows the components of the non-compensation expenses—fixed, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Period-to-Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—fixed:
Communications	$22,542	$17,107	$5,435	32%
Professional, advisory and other fees	16,712	14,529	2,183	15%
Occupancy and equipment	29,119	24,371	4,748	19%
Service fees	14,839	9,850	4,989	51%
Expenses from equity investments	8,327	8,593	(266)	(3)%
Other	13,072	12,147	925	8%
Total	$104,611	$86,597	$18,014	21%
Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.6 million to $8.9 million for the nine months ended September 30, 2018 compared with $8.3 million for the first nine months of 2017. The increase is primarily related to an increase in depreciable fixed assets related to the acquisition of Convergex Group in June 2017, offset partially by a decrease in amortization from intangibles (which have been fully amortized).
Non-compensation Expenses—Variable.    Variable non-compensation expenses, included within non-interest expenses, which primarily are comprised of expenses that are incurred as a direct result of the processing and soliciting of revenue generating activities, increased $35.7 million to $106.0 million for the nine months ended September 30, 2018 compared with $70.3 million for the first nine months of 2017. The increase is primarily related to higher floor brokerage and trade execution costs, related to the acquisition of Convergex Group in June 2017.

The following table shows the components of the non-compensation expenses—variable, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Period-to-Period
	2018	2017	$ Change	% Change
	(dollars in thousands)
Non-compensation expenses—Variable:
Floor brokerage and trade execution	$79,724	$46,022	$33,702	73%
HealthCare Royalty Partners syndication costs	396	396	—	—%
Expenses related to Luxembourg companies	2,677	2,533	144	6%
Marketing and business development	21,824	19,789	2,035	10%
Other	1,336	1,546	(210)	(14)%
Total	$105,957	$70,286	$35,671	51%
Reimbursement from Affiliates.    Reimbursements from affiliates, included within non-interest expenses, which relate to the investment management segment decreased $0.4 million to $1.3 million for the nine months ended September 30, 2018 compared to $1.7 million in the prior year period.
Non-Controlling Interest
Income (loss) attributable to redeemable non-controlling interests increased by $2.7 million to $6.8 million for the nine months ended September 30, 2018 compared with $4.1 million in the prior year period. Non-Controlling interest represents the portion of the net income or loss attributable to certain non-wholly owned subsidiaries that is allocated to our partners in those subsidiaries.

Cash Flows Analysis
The Company's primary sources of cash are derived from its operating activities, fees and realized returns on its own invested capital. The Company's primary uses of cash include compensation and general and administrative expenses.
Operating Activities.    Net cash provided by operating activities of $296.0 million for the nine months ended September 30, 2018 was primarily related to the proceeds from sales of securities owned, at fair value offset by the purchases of securities owned, at fair value. Net cash provided by operating activities of $123.4 million for the nine months ended September 30, 2017 was primarily related to (i) sales of securities owned, at fair value and (ii) cash acquired through acquisition partially offset by purchases of securities owned, at fair value.
Investing Activities.    Net cash used in investing activities of $10.9 million for the nine months ended September 30, 2018 was primarily related to purchases of other investments partially offset by proceeds from sales of other investments. Net cash used in investing activities of $0.7 million for the nine months ended September 30, 2017 was primarily related to the purchase of Convergex Group and purchases of other investments offset partially by sales of other investments and fixed assets.
Financing Activities.    Net cash provided by financing activities for the nine months ended September 30, 2018 of $185.9 million was primarily related to borrowings on notes and other debt partially offset by repayments on notes and other debt. Net cash provided by financing activities for the nine months ended September 30, 2017 of $27.4 million was primarily related to borrowings on a term loan and contributions from non-controlling interests in Consolidated Funds offset partially by withdrawals from non-controlling interests in Consolidated Funds and repayments on notes and debt.
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

The Company used the net proceeds, together with cash on hand, from the offering for general corporate purposes, including the repurchase or repayment of $115.1 million of the Company’s outstanding 3.0% cash convertible senior notes due 2019 (the "2019 Convertible Notes") and the repurchase of approximately $19.5 million of the Company’s shares of its Class A common stock, which were consummated substantially concurrently with the closing of the offering. As of September 30, 2018, the outstanding balance of the 2022 Convertible Notes was $112.9 million. On June 26, 2018, the Company received Cowen shareholder approval for the Company to settle the 2022 Convertible Note entirely in class A common shares. Upon receiving shareholder approval, the Company reclassified the separately recognized conversion option from a derivative liability to equity.
The Company recorded interest expense of $1.0 million and $3.0 million for the three and nine months ended September 30, 2018. The Company recognized the embedded cash conversion option at issuance date fair value, which also represents the initial unamortized discount on the 2022 Convertible Notes of $23.4 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $1.0 million and $3.0 million for the three and nine months ended September 30, 2018, based on an effective interest rate of 7.13%. The Company capitalized the debt issuance costs in the amount of $2.2 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2022 Convertible Notes.
2019 Convertible Notes
On March 10, 2014, the Company issued $149.5 million of 3.0% cash convertible senior notes (the "2019 Convertible Notes"). The 2019 Convertible Notes are due on March 15, 2019 unless earlier repurchased by the Company or converted by the holder into cash in accordance with their terms prior to such date. The interest on the 2019 Convertible Notes is payable semi-annually on March 15 and September 15 of each year. The 2019 Convertible Notes are senior unsecured obligations of the Company. The 2019 Convertible Notes may be converted into cash, upon the occurrence of certain events, whereby a holder will receive, per $1,000 principal amount of notes being converted, an amount equal to the sum of principal amount outstanding and the conversion amount based on the current conversion price (the "Conversion Option"). The 2019 Convertible Notes were issued with an initial conversion price of $21.32 per share (per share amounts have been retroactively updated to reflect the one-for-four reverse stock split effective as of December 5, 2016). During December 2017, the Company repurchased and extinguished $115.1 million of the outstanding balance of the 2019 Convertible Notes. During June 2018, the Company repurchased and extinguished an additional $13.5 million of the outstanding balance of the 2019 Convertible Notes. As of September 30, 2018, the outstanding balance of the 2019 Convertible Notes was $20.2 million.
The Company recorded interest expense of $0.2 million and $1.1 million for the three months ended September 30, 2018 and 2017, and $0.9 million and $3.4 million for the nine months ended September 30, 2018 and 2017, respectively. The initial unamortized discount on the 2019 Convertible Notes was $35.7 million and is shown net in convertible debt in the accompanying condensed consolidated statements of financial condition. Amortization on the discount, included within interest and dividends expense in the accompanying condensed consolidated statements of operations is $0.3 million and $1.9 million for the three months ended September 30, 2018 and 2017, and $1.2 million and $5.6 million for the nine months ended September 30, 2018 and 2017, respectively, based on an effective interest rate of 8.89%. Upon issuance of the 2019 Convertible Notes, the Company capitalized the debt issuance costs in the amount of $0.9 million, which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2019 Convertible Notes. In conjunction with the partial extinguishment of the 2019 Convertible Notes, the Company accelerated the pro-rata unamortized discount and capitalized debt issuance costs.
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
Notes Payable
2033 Notes
On June 11, 2018, the Company completed its public offering of $90.0 million of 7.75% senior notes due 2033 (the “2033 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $10.0 million principal amount of the 2033 Notes. Interest on the 2033 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $1.9 million and $2.3 million for the three and nine months ended September 30, 2018. The Company capitalized debt issuance costs of approximately $3.8 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2033 Notes.

2027 Notes
On December 8, 2017, the Company completed its public offering of $120.0 million of 7.35% senior notes due 2027 (the “2027 Notes”) and subsequently the underwriters exercised in full their option to purchase an additional $18.0 million principal amount of the 2027 Notes. Interest on the 2027 Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The Company recorded interest expense of $2.5 million and $7.6 million for the three and nine months ended September 30, 2018. The Company capitalized debt issuance costs of approximately $5.0 million which is a direct deduction from the carrying value of the debt and will be amortized over the life of the 2027 Notes. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses payable by the Company were used to redeem all of its 8.25% senior notes due 2021 (the "2021 Notes") and for general corporate purposes.
Term Loan
On June 30, 2017, the Company borrowed $28.2 million to fund general corporate purposes. This term loan has an effective interest rate of LIBOR plus 3.75% with a lump sum payment of the entire principal amount due on June 28, 2019. The loan is secured by the value of the Company's limited partnership interests in two affiliated funds. The Company has provided a guarantee for this loan. The Company recorded interest expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 2018 and interest expense of $0.4 million and $0.4 million for the three and nine months ended September 30, 2017.
Other Notes Payable
During January 2018, the Company borrowed $2.0 million to fund insurance premium payments. This note has an effective interest rate of 2.01% and is due on December 31, 2018, with monthly payment requirements of $0.2 million. As of September 30, 2018, the outstanding balance on this note payable was $0.6 million. Interest expense for the three and nine months ended September 30, 2018 was insignificant.
The Company has entered into various financing for its aircraft. The aircraft financing, net of debt costs, is recorded in notes payable and other debt in the accompanying condensed consolidated statements of financial condition. The debt maturities ranged from January 2019 to April 2021 and interest rates ranged from 4.21% to 7.25%. As of September 30, 2018 and December 31, 2017, the remaining balance on the aircraft financing agreements was $7.1 million and $8.2 million, respectively. Interest expense was $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, and $0.3 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.
Capital Lease Obligations
The Company has entered into various capital leases for computer equipment, which amounted to $10.1 million and is recorded in fixed assets as capital lease obligations. These capital lease obligations are included in notes payable and other debt in the accompanying condensed consolidated statements of financial condition, and have lease terms that range from 55 to 60 months and interest rates that range from 3.70% to 5.69%. As of September 30, 2018, the remaining balance on these capital leases was $5.6 million. Interest expense was $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, and $0.2 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.
Letters of Credit
As of September 30, 2018, the Company has the following seven irrevocable letters of credit, related to leased office space, for which there is cash collateral pledged, which the Company pays a fee on the stated amount of the letter of credit. The Company also has pledged collateral for reinsurance agreements which amounted to $10.8 million, as of September 30, 2018, and $11.8 million, as of December 31, 2017, which is anticipated to be due March 2021.

Location	Amount	Maturity
	(dollars in thousands)
Boston	$386	March 2019
New York	$356	April 2019
New York	$70	May 2019
New York	$497	October 2018
New York	$1,686	October 2018
New York	$1,615	November 2018
San Francisco	$714	January 2019
To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of September 30, 2018 and December 31, 2017, there were no amounts due related to these letters of credit.

Contractual Obligations
The following tables summarize the Company's contractual cash obligations as of September 30, 2018:

	Total	< 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Equipment/Aircraft Leases, Service Payments and Facility Leases
Real Estate	$118,325	$6,453	$45,415	$38,104	$28,353
Service Payments	36,356	6,762	25,052	3,072	1,470
Equipment leases	6,821	651	3,276	2,520	374
Aircraft	1,050	315	735	—	—
Total	162,552	14,181	74,478	43,696	30,197
Debt
Convertible Debt	174,398	2,025	29,273	143,100	—
Notes Payable	446,135	4,473	35,786	35,786	370,090
Term Loan	29,414	—	29,414	—	—
Other Notes Payable	8,391	1,106	4,773	2,512	—
Total	$658,338	$7,604	$99,246	$181,398	$370,090
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
The fund is currently winding-down as of September 30, 2018 and the clawback obligations were $6.2 million (see Note 6 to the Company's condensed consolidated financial statements).
Minimum payments for all debt outstanding
Annual scheduled maturities of debt and minimum payments for all debt outstanding as of September 30, 2018, are as follows:

	Convertible Debt	Notes Payable	Term Loan	Other Notes Payable	Capital Lease Obligation
	(dollars in thousands)
2018	$2,025	$4,473	$—	$1,106	$568
2019	25,223	17,893	29,414	3,410	1,438
2020	4,050	17,893	—	1,363	1,360
2021	4,050	17,893	—	2,512	1,360
2022	139,050	17,893	—	—	1,128
Thereafter	—	370,090	—	—	374
Subtotal	174,398	446,135	29,414	8,391	6,228
Less (a)	(41,272)	(216,554)	(1,214)	(703)	(615)
Total	$133,126	$229,581	$28,200	$7,688	$5,613

(a)
Amount necessary to reduce net minimum payments to present value calculated at the Company's implicit rate at inception. This amount also includes capitalized debt costs and the unamortized discount on the convertible debt.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as of September 30, 2018. However, through indemnification provisions in our clearing agreements, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreements, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.
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
In accordance with these standards, the Company consolidates four funds for which it acts (or acted) as the general partner and investment manager. As of and during the three months ended September 30, 2018, the Company consolidated the following funds: Ramius Enterprise LP (“Enterprise LP”), Ramius Merger Fund LLC (the "Merger Fund"), Cowen Private Investments LP ("Cowen Private"), and Ramius Merger Arbitrage UCITS Fund ("UCITS Fund") (collectively the "Consolidated Funds").
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
The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s condensed consolidated financial statements.

Condensed Consolidated Statements of Financial Condition	As of September 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Assets
Fees receivable, net of allowance	$111,756	$11,739	$123,495
Other investments	167,428	(11,739)	155,689
Stockholders' equity	$808,244	$3,493	$811,737

Condensed Consolidated Statements of Operations	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Revenues
Investment banking	$81,923	$(4,412)	$77,511	$264,737	$(13,260)	$251,477
Incentive income	33	7,776	7,809	97	11,186	11,283
Total revenues	221,028	3,364	224,392	706,985	(2,074)	704,911
Expenses
Underwriting expenses	4,412	(4,412)	—	13,260	(13,260)	—
Total expenses	211,149	(4,412)	206,737	660,311	(13,260)	647,051
Net gains (losses) on securities, derivatives and other investments	32,040	6,822	38,862	64,728	8,252	72,980
Net income (loss) attributable to Cowen Inc. common stockholders	$13,790	$954	$14,744	$32,646	$2,934	$35,580

Condensed Consolidated Statements of Cash Flows	Nine Months Ended September 30, 2018
	As reported	ASC 606 Impact	Adjusted (a)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$78,793	$2,934	$81,727
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Net (gains) losses on securities, derivatives, and other investments	(61,927)	6,075	(55,852)
(Increase) decrease in operating assets:
Fees receivable, net of allowance	(6,211)	(8,197)	(14,408)
Net cash provided by / (used in) operating activities	295,986	812	296,798
Cash flows from investing activities:
Purchase of other investments	(21,355)	(812)	(22,167)
Net cash provided by / (used in) investing activities	$(10,925)	$(812)	$(11,737)
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
Legal Reserves
The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with US GAAP. These amounts are reported in other expenses, net of recoveries, in the condensed consolidated statements of operations. See Note 16 "Commitments and Contingencies" in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2018 for further discussion.
Recently adopted and future adoption of accounting pronouncements
        For a detailed discussion, see Note 3 "Recently issued accounting pronouncements" in our accompanying condensed consolidated financial statements for the quarter ended September 30, 2018.
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
Based on our historical results, management's experience, our current business strategy and current assets under management, the Company believes that its existing cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Our cash reserves include cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2018, we had cash and cash equivalents of $193.1 million and net liquid investment assets of $612.5 million, which includes cash and cash equivalents and short-term investments held by foreign subsidiaries as of September 30, 2018 of $18.9 million. The Company continues to permanently reinvest the capital and accumulated earnings of its United Kingdom, Canadian and Hong Kong subsidiaries.
The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries semi-monthly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year by March 15th.
As a clearing member firm providing services to certain of our brokerage customers, we are subject to cash deposit requirements with clearing organizations, brokers and banks that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At September 30, 2018, we had security deposits totaling $98.6 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures.

Unfunded commitments
The following table summarizes unfunded commitments as of September 30, 2018:

Entity	Unfunded Commitments	Commitment term
	(dollars in millions)
Real estate (a)	$4.6	(a)
HealthCare Royalty Partners funds (b)	1.1	2 years
Eclipse Ventures Fund I, L.P. (formerly Formation8 Partners Hardware Fund I, L.P.)	0.4	6 years
Lagunita Biosciences, LLC	1.0	3 years
Eclipse Fund II, L.P.	0.8	7 years
Eclipse Continuity Fund I, L.P.	0.6	8 years
Cowen Healthcare Investments II LP	9.6	3 years
(a) The Company had unfunded commitments pertaining to capital commitments in four real estate investments held by the Company, all of which pertain to related party investments. Such commitments can be called at any time between two to four years, subject to advance notice.
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
Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into a number of shares of our Class A common stock equal to the liquidation preference of $1,000 divided by the conversion rate. The initial conversion rate (subsequent to the December 5, 2016 reverse stock split) is 38.0619 shares (which equates to $26.27 per share) of the Company's Class A common stock for each share of the Series A Convertible Preferred Stock. At any time on or after May 20, 2020, the Company may elect to convert all outstanding shares of the Series A Convertible Preferred Stock into shares of the Company’s Class A common stock, cash or a combination thereof, at the Company’s election, in each case, based on the then-applicable conversion rate, if the last reported sale price of the Company’s Class A common stock equals or exceeds 150% of the then-current conversion price on at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days (including on the last trading day of such period) immediately prior to such election. At the time of conversion, the conversion rate may be adjusted based on certain events including but not limited to the issuance of cash dividends or Class A common stock as dividends to the Company's Class A common shareholders or a share split or combination.
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
Regulation
As registered broker-dealers, Cowen and Company, Cowen Execution, ATM Execution, Cowen Prime and Westminster are subject to the SEC's Uniform Net Capital Rule 15c3-1 (“SEC Rule 15c3-1”), which requires the maintenance of minimum net capital. Each registered broker-dealer has elected to compute net capital under the alternative method permitted by the Rule. Under the alternative method, Cowen and Company's minimum net capital requirement, as defined in (a)(4) of the Rule, is $1.0 million. Cowen Execution, ATM Execution, Cowen Prime and Westminster are required to maintain minimum net capital, as defined in (a)(1)(ii) of the Rule, equal to the greater of $250,000 or 2% of aggregate debits arising from customer transactions. Advances to affiliates, repayment of borrowings, distributions, dividend payments and other equity withdrawals are subject to certain notification and other requirements of the Rule and other regulatory bodies.
Cowen Prime is also subject to Commodity Futures Trading Commission Regulation 1.17 (“Regulation 1.17”). Regulation 1.17 requires net capital equal to or in excess of $45,000 or the amount of net capital required by SEC Rule 15c3-1, whichever is greater. Cowen Execution is also subject to Options Clearing Corporation ("OCC") Rule 302. OCC Rule 302 requires maintenance of net capital equal to the greater of $2,000,000 or 2% of aggregate debit items. At September 30, 2018, Cowen Execution had $111.8 million of net capital in excess of this minimum requirement.
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
As of September 30, 2018, these regulated broker-dealers had regulatory net capital or financial resources, regulatory net capital requirements or minimum FCA requirement and excess as follows:

Subsidiary	Net Capital	Net Capital Requirement	Excess Net Capital
	(dollars in millions)
Cowen and Company	$161.5	$1.0	$160.5
Cowen Execution	$114.2	$2.4	$111.8
ATM Execution	$1.7	$0.3	$1.4
Cowen Prime	$16.6	$0.3	$16.3
Westminster	$16.6	$0.3	$16.3
Cowen International Ltd	$13.2	$9.1	$4.1
Cowen Execution Ltd	$5.0	$3.2	$1.8
Certain transactions cleared on a fully disclosed basis, which promptly transmit customer funds and securities to the clearing broker-dealer that carries the introduced accounts, allow Cowen and Company, Cowen Prime and Cowen Execution Services, in addition to all security transactions executed by ATM Executions, to claim exemption from the SEC's Customer Protection Rule 15c3-3 ("SEC Rule 15c3-3") subparagraph (k)(2)(ii) of the Securities Exchange Act of 1934. Cowen and Company, Cowen Prime and Westminster claim exemption from SEC Rule 15c3-3 subparagraph (k)(2)(i) of the Securities Exchange Act of 1934 since Cowen and Company and Cowen Prime conduct certain of their securities transactions with their customers and Westminster conducts primarily all of its financial transactions with its customers through a bank account designated as Special Account for the Exclusive Benefit of Customers.
In accordance with the requirements of SEC Rule 15c3-3, Cowen Execution may be required to deposit in a Special Reserve Account cash or acceptable qualified securities for the exclusive benefit of customers. As of September 30, 2018, Cowen Execution had segregated approximately $39.1 million of cash, while its required deposit was $12.0 million.
As a clearing broker-dealer, Cowen Execution is required to compute a reserve requirement for proprietary accounts of broker-dealers (“PAB accounts”), as defined in SEC Rule 15c3-3. Cowen Execution conducts PAB reserve computations in order to determine the amount it is required to deposit in its PAB Reserve Bank Accounts pursuant to SEC Rule 15c3-3. This allows each correspondent firm that uses Cowen Execution as its clearing broker-dealer to classify its PAB account assets held at Cowen Execution as allowable assets in the correspondent's net capital calculation. At September 30, 2018, Cowen Execution had $24.3 million of cash on deposit in PAB Reserve Bank Accounts, which was more than its required deposit of $16.9 million.
Cowen and Company, ATM Execution, Cowen Prime and Cowen Execution also maintain certain assets in PAB accounts held at their respective clearing brokers. Each treats its assets held in those PAB accounts at the respective clearing brokers as allowable assets for net capital purposes.
Cowen’s Luxembourg reinsurance companies, Vianden RCG Re SCA (“Vianden”) and Hollenfels, are required to maintain a solvency capital ratio as calculated by relevant European Commission directives and local regulatory rules in Luxembourg. Each company’s solvency capital ratio as of September 30, 2018 was in excess of this minimum requirement.
Based on minimum capital and surplus requirements pursuant to the laws of the state of New York that apply to captive insurance companies, RCG Insurance Company, Cowen’s captive insurance company incorporated and licensed in the state of New York, was required to maintain capital and surplus of approximately $0.3 million as of September 30, 2018. RCG Insurance Company’s capital and surplus as of September 30, 2018 totaled approximately $28.6 million.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and nine months ended September 30, 2018, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For a more detailed discussion concerning our market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2018.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the nine months ended September 30, 2018.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company and its affiliates, subsidiaries and current and former officers, directors and employees (the "Company and Related Parties") are named as defendants in, or as parties to, various legal actions and proceedings. Certain of these actions and proceedings assert claims or seek relief in connection with alleged violations of securities, banking, anti-fraud, anti-money laundering, employment and other statutory and common laws. Certain of these actual or threatened legal actions and proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief.
In the ordinary course of business, the Company and Related Parties are also subject to governmental and regulatory examinations, information gathering requests (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Certain of our affiliates and subsidiaries are registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, commodity futures and other regulators. In connection with formal and informal inquiries by these regulators, we receive requests, and orders seeking documents and other information in connection with various aspects of our regulated activities.
Due to the global scope of our operations, and presence in countries around the world, the Company and Related Parties may be subject to litigation, governmental and regulatory examinations, information gathering requests, investigations and proceedings (both formal and informal), in multiple jurisdictions with legal and regulatory regimes that may differ substantially, and present substantially different risks, from those to which the Company and Related Parties are subject in the United States.
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
The following information reflects developments with respect to the Company’s legal proceedings that occurred during the quarter ended September 30, 2018.
On December 27, 2013, Landol Fletcher filed a putative class action lawsuit against Convergex Holdings, LLC, Convergex Group, LLC, Cowen Execution, Convergex Global Markets Limited and G-Trade Services LLC (collectively, “Convergex”) in the United States District Court for the Southern District of New York (Landol Fletcher and all others similarly situated v. Convergex Group LLC, Cowen Execution, Convergex Global Markets Ltd., Convergex Holdings LLC, G-Trade Services LLC, & Does 1-10, No. 1:13-CV-09150-LLS). The suit alleges breaches of fiduciary duty and prohibited transactions under ERISA and seeks to maintain a class action on behalf of all ERISA plan participants, beneficiaries and named fiduciaries whose plans were impacted by net trading by Convergex Global Markets Limited from October 2006 to December 2011. On April 11, 2014, Landol Fletcher and Frederick P. Potter Jr., filed an amended complaint raising materially similar allegations. This matter was assumed by the Company as a result of the Company’s previously announced acquisition of Convergex Group, which was completed on June 1, 2017. On February 17, 2016, the District Court granted Convergex’s motion to dismiss the amended complaint. Plaintiffs filed an appeal to the Second Circuit, and the AARP and Department of Labor filed amicus briefs on plaintiffs' behalf. The appeal was argued on December 12, 2016. On February 10, 2017, the Second Circuit Court of Appeals (1) reversed the District Court, finding that plaintiff has constitutional standing in a “representative” capacity to sue for damages to the ERISA defined benefit plan in which he is a participant, and (2) remanded to the District Court to reconsider, in light of the Circuit Court’s decision, the issue whether plaintiff has standing to pursue claims on behalf of ERISA plans in which plaintiff is not a participant. Convergex filed a petition for rehearing, and the Court of Appeals denied the petition. On June 30, 2017, the Company filed a notice of motion and memorandum of law in support of a motion to stay the proceedings in the District Court pending resolution of its petition for writ of certiorari, which the Company intended to file with the U.S. Supreme Court. On August 16, 2017, the District Court granted the Company’s motion to stay the proceedings in the District Court pending resolution of the Company’s petition for writ of certiorari. On September 1, 2017, the Company filed a petition with the United States Supreme Court for a writ of certiorari requesting review of the decision of the Court of Appeals. On January 8, 2018, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari. The previously granted stay of the proceedings in the District Court has been lifted, and the case is proceeding in the District Court. Status conferences were held on April 6, 2018 and October 12, 2018. We are indemnified against losses arising from this matter pursuant to, and subject to, the provisions of the purchase agreement relating to the acquisition of Convergex Group. Because the case is in its preliminary stages, the Company cannot predict the outcome at this time, but it does not currently expect this case to have a material effect on its financial position or its results of operations.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2018, the Company's Board of Directors has a share repurchase program that authorizes the Company to purchase up to $161.9 million of Cowen Class A common stock from time to time through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. During the three months ended September 30, 2018, the Company repurchased 402,420 shares, at an average price of $14.66 per share, of Cowen Class A stock through the share repurchase program.
The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended September 30, 2018. Board approval of repurchases is based on dollar amount. As a result, the Company cannot estimate the number of shares that may yet be purchased.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month 1 (July 1, 2018 – July 31, 2018)
Common stock repurchases(1)	—	$—	—	$14,137,985
Employee transactions(2)	—	—	—	—
Other (3)	—	—	—	—
Total	—	$—

Month 2 (August 1, 2018 – August 31, 2018)
Common stock repurchases(1)	402,420	$14.66	402,420	$8,237,985
Employee transactions(2)	132	14.90	—	—
Other (3)	25,155	14.73	—	—
Total	427,707	$14.67

Month 3 (September 1, 2018 – September 30, 2018)
Common stock repurchases(1)	—	$—	—	$8,237,985
Employee transactions(2)	10,943	15.20	—	—
Other (3)	58,503	14.96	—	—
Total	69,446	$14.99

Total (July 1, 2018 – September 30, 2018)
Common stock repurchases(1)	402,420	$14.66	402,420	$8,237,985
Employee transactions(2)	11,075	15.20	—	—
Other (3)	83,658	14.89	—	—
Total	497,153	$14.71

(1)	The Company's Board of Directors have authorized the repurchase, subject to market conditions, of up to $161.9 million of the Company's outstanding common stock.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of equity awards or other similar transactions.

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

COWEN INC.
		By:	/s/ JEFFREY M. SOLOMON
		Name:	Jeffrey M. Solomon
		Title:	Chief Executive Officer

		By:	/s/ STEPHEN A. LASOTA
		Name:	Stephen A. Lasota
Date:	October 31, 2018	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

E - 1